Form 10-K
period 1994-02-06
CPI CORP
filed 1994-05-04
CIK 25354

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.   20549

                              FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

             For the fiscal year ended February 5, 1994

                   Commission file number 1-10204
                   ------------------------------
                              CPI CORP.

        (Exact name of registrant as specified in its charter)

DELAWARE                                               43-1256674
(State of Incorporation)                           (I.R.S. Employer
                                               Identification No.)

1706 Washington Avenue
St. Louis, Missouri                                      63103-1790
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:  (314) 231-1575
                        -------------------------
Securities registered pursuant to Section 12(b) of the Act:

                                           Name of Each Exchange
    Title of Each Class                     on Which Registered
- ------------------------------             -----------------------
  Common Stock $.40 par value              New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

   Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10-K or any amendment to this
Form 10-K.
Yes _____     No  __X__.

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  __X__    No  _____.

   Aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange - Composite Transaction Listing on
May 2, 1994 ($14.625 per share): $203,705,775.

   As of May 2, 1994, 14,443,702 shares of the Common Stock,
$0.40 par value, of the Registrant were outstanding.

   Documents Incorporated by Reference:

   Portions of the Annual Report to Shareholders for the year ended February 5, 1994, are incorporated by reference into Parts I and II of this Report.

   Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held June 7, 1994, are incorporated by reference into Part III of this Report.
                                PAGE 1 OF 184
PAGES 13-19 OF THIS TRANSMISSION FILING CONTAINS THE EXHIBIT INDEX
PAGE

TABLE OF CONTENTS


                                                               Page
                                                               ----
Part I
- ------

Item 1.   Business                                              3
Item 2.   Properties                                            7
Item 3.   Legal Proceedings                                     8
Item 4.   Submission of Matters to a Vote of
             Security Holders                                   8


Part II
- -------

Item 5.   Market for Registrant's Common Equity and Related
             Stockholder Matters                                9
Item 6.   Selected Financial Data                               9
Item 7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                9
Item 8.   Financial Statements and Supplementary Data           9
Item 9.   Disagreements on Accounting and
             Financial Disclosure                               9


Part III
- --------

Item 10.  Directors and Executive Officers of the Registrant   10
Item 11. Executive Compensation                                12
Item 12.  Security Ownership of Certain Beneficial Owners
             and Management                                    12
Item 13.  Certain Relationships and Related Transactions       12


Part IV
- -------

Item 14.  Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                               13
          Signatures                                           21



                              2
PAGE

                               PART I



ITEM I.  BUSINESS


The Company
- -----------
      CPI Corp. is a holding company engaged, through its subsidiaries, in developing and marketing consumer services and related products through a network of centrally-managed, small retail locations. The Company operates professional portrait studios, photographic finishing laboratories, electronic publishing stores and wall decor locations.

      The Company started up its photo finishing business in 1982. On August 19, 1991, the Company acquired Fox Photo, Inc., and on December 1, 1992, the Company purchased the operational assets of Pemtom, Inc., a Minneapolis-based company operating under the name Proex. At February 5, 1994, the Company operated 670 photo-finishing locations under the names of CPI Photo Finish, Fox Photo and Proex.

      On May 30, 1993, CPI Corp. entered the wall decor business with the acquisition of Prints Plus, Inc. from the Melville
Corporation. Prints Plus is a poster, print and custom framing retail chain with 103 stores located in malls throughout the United States.

      For the fiscal year ended February 5, 1994, approximately 49.90% of net sales and 76.92% of operating earnings (before deduction of general corporate expenses, interest expense and provision for income taxes) were derived from the Sears Portrait Studio business. The Company has operated portrait studios as a Sears licensee since 1961, when it was one of more than 15 Sears portrait photography licensees. Today, the Company is the only operator of Sears Portrait Studios in the United States. The Company is materially dependent upon the continued goodwill of Sears and the integrity of the Sears name in the retail marketplace. The Company believes that its relationship with Sears is excellent and that it has been beneficial to both companies.
See "Business-Relationship With Sears."

      The executive office is located at 1706 Washington Avenue, St. Louis, Missouri, 63103-1790, and its telephone number is (314) 231-1575. Unless the context otherwise requires, references herein to the "Company" or "CPI Corp." mean CPI Corp., its consolidated subsidiaries and their predecessor companies.



                              3
PAGE

Relationship With Sears
- -----------------------
      The Company operates its Sears Portrait Studio business under a license agreement. The agreement is terminable by either the Company or Sears with respect to any or all studios upon 90-days notice. Early in 1993, Sears announced plans to close 113 stores, which included 38 Sears stores with portrait studios. The Company has relocated some of these studios to new sites in the same market areas. Except in connection with store closings, Sears has never terminated the operation of any Company studio under any license agreement. The relationship with Sears is long-standing and the Company has no reason to believe that Sears will exercise its rights under the agreement to reduce materially the scope of the Company's business with Sears.

      The Company and Sears entered into its current license agreement for fixed location studios as of January 1, 1994. This agreement expires on December 31, 1998. The agreement provides that the Company pay Sears a license fee of 15% of total annual net sales per studio. Net sales are defined as gross sales less customer returns, allowances and sales taxes. The total commission paid is subject to adjustment to reflect the mutual commitments of Sears and the Company to cooperate in implementation of their respective strategic plans for expansion, renovation, technological innovation and marketing over the five year term of the Agreement. The Company provides all studio furniture, equipment and fixtures and conducts advertising at its own expense. The Company is responsible for hiring, training and compensating the Company employees and must indemnify Sears against all said employee claims.

      The Company's freestanding studios in retail malls that operate under the Sears name pay a license fee of 7.5% of total annual net sales per studio and benefit from advertising under the Sears name. Customers may use their Sears credit cards at these studios as well.

      All of the Company's Canadian studios operate under an April 6, 1977, nonexclusive license agreement with Sears Canada, Inc., which is a subsidiary of Sears. The agreement renews automatically on a year-to-year basis but is terminable by either party on 60 days' notice. The license fee is 15% of net sales. The Company provides all studio furniture, equipment and fixtures and conducts all advertising at its own expense.

      As a Sears licensee, the Company enjoys the benefits of its use of the Sears name, Sears' daily cashiering and bookkeeping system, store security services and customers' ability to use their Sears credit cards to purchase the Company's products or services, for which Sears bears the credit risk of authorized credit card use. The Company is also able to place its portrait studio print media advertising under the Sears name at rates lower than those
                              4
PAGE
the Company could otherwise obtain.

Competition
- -----------
      The Company competes in the portrait photography business with a number of companies that operate fixed location, traveling and freestanding photography studios. Independent professional photographers also compete with the Company in various locations. The Company believes that its portrait photography products are competitive in terms of price, quality and convenience of purchase with comparable products of its competitors.

      Other national, regional and local companies operate rapid photographic finishing laboratories that compete in local markets with the laboratories that the Company is operating. The Company has identified two principal kinds of competitors - independent entrepreneur/franchisees who own their minilabs and other major photofinishers. The Company believes that the quality of its products enables it to compete successfully and that its marketing strategy permits effective competition with the other major photofinishers. The Company enhances the quality of its products by carefully training and supervising minilab technicians and by using quality control checks during the photo development and printing process. While it is felt that the Company competes successfully in terms of quality, photofinishers who use the services of a mass production lab are able to finish photographs in large volume which enables them to sell their photofinishing services at a lower price. To compete with the other major photofinishers, the Company has developed a marketing strategy of locating minilabs in regional retail malls and strip shopping centers convenient to their target customers, quality conscious 35mm camera users. In addition, by locating these minilabs in a number of locations in selected metropolitan areas, the Company also benefits from area-wide marketing and supervision.

      The Company's primary competition in the electronic publishing business is highly fragmented among franchise locations and numerous individual, owner-operated locations which provide printing and copy services throughout the United States. The Company feels it provides efficient, personal service because of more convenient access to its full range of state-of-the-art copying equipment.

      The Company competes with numerous national, regional and local framing retailers serving the wall decor segment of the home furnishings market. The primary competitors in this business are franchise locations, small regional chains and many individual stores which focus on custom framing. Other competitors in this segment include mass merchants and other specialty home furnishings stores which offer a fixed selection of pre-framed prints. The Company believes it competes successfully in this segment by offering a large selection of prints and frames, fast custom
                              5
PAGE
framing service and very competitive pricing.

Supplier Relationships
- ----------------------
      The Company purchases photographic paper and film for its studio and minilab operations primarily from one major manufacturer. The Company purchases camera, printing, minilab, reprographic and other equipment and supplies from a number of suppliers and is not dependent upon any supplier for any specific
kind of equipment.   The Company has had no difficulty in the past
obtaining sufficient material to conduct its businesses. The Company believes that its relations with its suppliers are good.


Seasonality
- -----------
      The Company's professional portrait photography business is seasonal, with the largest volume of sales occurring in the third and fourth fiscal quarters during the periods preceding and including the Thanksgiving/Christmas season. The photofinishing business seasonality is reflected in sales increases in the second quarter of the fiscal year, in the Thanksgiving/Christmas season and in sales decreases in the first quarter of the fiscal year. The seasonality of the wall decor business is exhibited by increased sales in the third and fourth fiscal quarters as well.


Employees
- ---------
      At February 5, 1994, the Company had approximately 10,700 employees, of whom approximately 5,200 were part-time. The Company's employees significantly increase in number during peak periods and, at December 18, 1993, the Company had approximately 15,500 employees. The Company's employees are not members of any union and the Company has experienced no work stoppages. The Company believes that its relations with its employees are good.





Additional information required under this Item is contained in the Registrant's 1993 Annual Report to Shareholders, pages 107 through 118 of this document.








                              6
PAGE

ITEM 2.  PROPERTIES

      The following table sets forth certain information concerning the Company's principal facilities:


Principal Facilities


                     Approximate
                       area in         Primary         Ownership
   Location          square feet        Uses           or lease
- -------------------  ------------ ------------------   ----------
St. Louis, Missouri    312,600    Administration and   Owned
                                    Photoprocessing
St. Louis, Missouri     79,000    Warehousing          Leased (1)
St. Louis, Missouri     45,000    Warehousing          Leased (2)
Brampton, Ontario       40,000    Administration and   Owned
                                    Photoprocessing
Las Vegas, Nevada       12,200    Photoprocessing      Leased (3)
Thomaston, Connecticut  25,000    Administration and   Owned
                                   Photoprocessing
Edina, Minnesota        29,000    Administration,      Leased (4)
                                    Warehousing and
                                    Photoprocessing
Concord, California     43,000    Administration,      Leased (5)
                                    Warehousing and
                                    Manufacturing


(1)  Lease term expires on June 30, 1997.
(2)  Lease term expires on February 28, 1997.
(3)  Lease term expires on July 31, 1996.
(4)  Lease term expires on March 30, 1999.
(5)  Lease term expires on March 31, 2002.


     The Company operates its portrait studios in Sears stores pursuant to the license agreement with Sears. See "Relationship with Sears." The Company's other portrait studios, which are located in shopping centers, are generally leased for at least three years with some having renewal options. The Company's minilab locations generally are leased for terms of three to seven years and some have one or more renewal options. The electronic publishing locations are generally leased for terms of five to seven years with one or more renewal options and are commonly situated in office buildings, multi-use complexes or downtown
                              7
PAGE
locations. The wall decor locations are generally in enclosed regional malls with lease terms of ten years without renewal options.

     On an ongoing basis, the Company analyzes the use of its facilities to assure operating economies, effective servicing of its customers and necessary flexibility to meet present and future demands of its businesses.

ITEM 3.  LEGAL PROCEEDINGS

     There are various suits pending against the Company, none of which is material in nature. It is the opinion of management that the ultimate liability, if any, resulting from such suits will not materially affect the consolidated financial position or results of operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to stockholders for a vote during the fourth quarter of fiscal year 1993.






























                              8
PAGE

                                 PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

     Information required under this Item is contained in the Registrant's 1993 Annual Report to Shareholders, pages 174-177 of this document, and will be contained in the Registrant's 1994 Proxy Statement, to be dated within 120 days of the end of the Registrant's fiscal year 1993, and incorporated herein by reference.

     As of April 15, 1994, the market price of the Registrant's common stock was $14.875 per share with 14,433,704 shares outstanding and approximately 2,645 holders of record.


ITEM 6.  SELECTED FINANCIAL DATA

     Information required under this Item is contained in the Registrant's 1993 Annual Report to Shareholders, pages 127-134 of this document, and incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     Information required under this Item is contained in the Registrant's 1993 Annual Report to Shareholders, pages 135 through 144 of this document, and incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required under this Item is contained in the Registrant's 1993 Annual Report to Shareholders, pages 145 through 177 of this document, and incorporated herein by reference.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.









                              9
PAGE

                             PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors
- ---------
     Information required under this Item will be contained in the Registrant's 1994 Proxy Statement, to be dated within 120 days of the end of the Registrant's fiscal year 1993, and is incorporated herein by reference.


Executive and Other Principal Officers
- --------------------------------------
David E. April (51)          Senior Executive Vice President.
                             Mr. April joined the Company in 1963
                             as a supervisor trainee and
                             subsequently became Vice President of
                             Laboratory Operations.  In 1981, he
                             became Vice President and General
                             Manager of Laboratory Operations, in
                             February 1984, he became President of
                             the Laboratory Operations, and in
                             February 1987, he was named President
                             of Manufacturing.  Effective February
                             1992, Mr. April was appointed Senior
                             Executive Vice President and is a
                             member of the Office of the President
                             and of the Executive Committee.

Patrick J. Morris (54)       Senior Executive Vice President. Mr.
                             Morris joined the Company in May 1985
                             as its Executive Vice President -
                             Marketing.  Effective February 1992,
                             he was appointed Senior Executive
                             Vice President, and is a member of
                             the Office of the President and of
                             the Executive Committee.

Barry C. Arthur (51)         Executive Vice President - Finance
                             and Chief Financial Officer.  Mr.
                             Arthur joined the Company in 1965
                             as an accountant and subsequently
                             became Controller.  In 1981, he was
                             appointed Treasurer, and in July
                             1983, he was named Vice President -
                             Finance.  He was appointed to his
                             current position effective February
                             1992 and is a member of the Executive
                             Committee.

                              10
PAGE

Jane E. Nelson (44)*         Secretary and General Counsel.  Ms.
                             Nelson joined the Company in 1988 as
                             Assistant General Counsel and served
                             as Associate General Counsel and
                             Assistant Secretary. She was promoted
                             to her current position in February
                             1993 and is a member of the Corporate
                             Development Council.  Prior to coming
                             to CPI, Ms. Nelson was an associate
                             with the St. Louis law firm of Husch
                             and Eppenberger.


Fran Scheper (48)            Executive Vice President - Human
                             Resources.  Ms. Scheper joined the
                             Company in 1967 as Personnel
                             Assistant.  She was promoted to
                             Assistant Personnel Director in 1982
                             and in January 1987 became Vice
                             President - Human Resources.  She was
                             appointed to her current position in
                             February 1992 and is a member of the
                             Executive Committee.


     The Company's officers serve at the pleasure of the Board of Directors. There are no family relationships among the Company's directors and executive and other principal officers.











* Pursuant to becoming an insider of the Company as of February 6, 1993, Jane E. Nelson timely filed a Form 3, however, through clerical error the Form 3 failed to disclose 79 shares of stock held indirectly in the Company's Profit Sharing Plan.

     The omission was included in an Amendment to Form 3 filed ten days late on February 26, 1994. No other incidents of late filing occurred during the fiscal year to the best of the Company's knowledge.




                              11
PAGE

ITEM 11.  EXECUTIVE COMPENSATION

      Information required under this Item will be contained in the Registrant's 1993 Proxy Statement, to be dated within 120 days of the end of the Registrant's fiscal year 1993, and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

      Information required under this Item will be contained in the Registrant's 1994 Proxy Statement, to be dated within 120 days of the end of the Registrant's fiscal year 1993, and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable.
































                              12
PAGE

                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K

(a)   Index to Certain Documents

Index to Certain Documents
                                                      Document
                                                     Page Number
                                                    -------------
                                                    Annual Report
                                                         To
                                                    Shareholders*
                                                    -------------
      (1) Independent Auditor's Report                      178**

      (2) Financial Statements:

          (a) Consolidated Balance Sheets                 145-146
              as of February 5, 1994 and
              February 6, 1993

          (b) Consolidated Statements of                      147
              Earnings for the fiscal years
              ended February 5, 1994,
              February 6, 1993 and
              February 1, 1992

          (c) Consolidated Statements of                  148-150
              Changes in Stockholder's Equity
              for the fiscal years ended
              February 5, 1994,
              February 6, 1993 and
              February 1, 1992

          (d) Consolidated Statements of                  151-152
              Cash Flows for the fiscal
              years ended February 5, 1994,
              February 6, 1993 and
              February 1, 1992

      (3) Notes to Consolidated Financial Statements      153-173

      *   Which pages are incorporated herein by reference.
      **  Also on Page 20 of this Form 10-K.

                              13
PAGE

Index to Certain Documents
                                                       Page Number
                                                       Form 10-K
                                                      -----------
   (4)   Financial Statement Schedules                    ***

         I.     Consolidated Short-Term
                Investments                              22-28

         V.     Consolidated Property and
                Equipment                                29-30

         VI.    Consolidated Accumulated
                Depreciation of Property
                and Equipment                            31-32

         VIII.  Consolidated Allowance for
                Uncollectible Receivables                   33

         X.     Supplementary Consolidated
                Earnings Statement Information              34


   *** All other schedules and notes under Regulation S-X are omitted because they are either not applicable, not required, or the information called for therein appears in the consolidated financial statements of notes thereto.


(b)   Reports on Form 8-K

      On December 23, 1993, the Company filed a Report on Form 8-K with an attached press release announcing: a third quarter decrease in earnings per share; a third quarter increase in sales mainly due to acquisitions; expected fourth quarter results below last year's and a $50 million investment in new portrait studio technology and renovation.








                              14
PAGE

(c)   Index to Exhibits


Index to Exhibits

                                                      Page Number
                                                       Form 10-K
                                                      -----------

      3) Articles of Incorporation and Bylaws.
         -------------------------------------

         (a)  Articles of Incorporation
              Incorporated by reference to Exhibit 3
              to the Company's Annual Report on
              Form 10-K, dated April 27, 1990
              (Commission File No. 1-10204)

         (b)  Bylaws
              Incorporated by reference to Exhibit 3
              to the Company's Annual Report on
              Form 10-K, dated April 27, 1990
              (Commission File No. 1-10204)

              Amendment to Bylaws dated                     35
              February 3, 1994


      4) Instruments Defining the Rights of
         ----------------------------------
         Security Holders, Including Debentures.
         ---------------------------------------

         (a)  Articles of Incorporation and Bylaws.
              Incorporated by reference to
              Exhibit 3 to the Company's Annual
              Report on Form 10-K, dated
              April 27, 1990
              (Commission File No. 1-10204)

         (b)  Note Agreement for Series A
              Senior Notes Due August 31, 2000
              ($33,000,000) and Series B
              Senior Notes due August 31, 2000
              ($27,000,000).  Incorporated by
              reference to Exhibit 4 to Form 10-Q,
              filed September 3, 1993.
              (Commission File No. 1-10204)

                              15
PAGE

Index to Exhibits

                                                      Page Number
                                                       Form 10-K
                                                      -----------

         (c)  Pledge Agreement.  Incorporated by
              reference to Exhibit 4 to Form 10-Q,
              filed September 3, 1993.
              (Commission File No. 1-10204)

         (d)  Collateral Agency and Intercreditor
              Agreement.  Incorporated by reference
              to Exhibit 4 to Form 10-Q, filed
              September 3, 1993.
              (Commission File No. 1-10204)

         (e)  Series A Senior Note Due
              August 31, 2000.  No. R-A1 $33,000,000.
              Incorporated by reference to Exhibit 4
              to Form 10-Q, filed September 3, 1993.
              (Commission File No. 1-10204)

         (f)  Series B Senior Note Due
              August 31, 2000.  No. R-B1 $22,500,000.
              Incorporated by reference to Exhibit 4
              to Form 10-Q, filed September 3, 1993.
              (Commission File No. 1-10204)

         (g)  Series B Senior Note Due
              August 31, 2000.  No. R-B2 $4,500,000.
              Incorporated by reference to Exhibit 4
              to Form 10-Q, filed September 3, 1993.
              (Commission File No. 1-10204)

         (h) Revolving Credit Agreement. Incorporated by reference to Exhibit 4 to Form 10-Q, filed September 3, 1993.
              (Commission File No. 1-10204)

         (i)  Revolving Credit Note.  Incorporated
              by reference to Exhibit 4 to Form 10-Q,
              filed September 3, 1993.
              (Commission File No. 1-10204)



                              16
PAGE

Index to Exhibits

                                                      Page Number
                                                       Form 10-K
                                                      -----------

          (j) First Amendment to Rights Agreement.
              Incorporated by reference to Exhibit 4
              to Form 10-Q, filed September 3, 1993.
              (Commission File No. 1-10204)

         (k)  CPI Corp. Shareholder Rights Plan.
              Incorporated by reference to
              Exhibit 8 to Form 8-A, filed
              May 2, 1989.

         (l)  Amendment to CPI Corp. Shareholder        36-37
              Rights Plan


      10) Material Contracts
          ------------------

         (a)  Contract With Sears, Roebuck and Co.      38-87























                              17
PAGE

Index to Exhibits


   Additional information required by this Item 10 is
   incorporated by reference to the below listed documents with corresponding filing date and registration or Commission file numbers where applicable.
                                                      Registration/
  Information Incorporated    Document        Filing    Commission
      by Reference            Referred to      Date   File Numbers
- ---------------------------   -------------  -------- ------------
 (b) Employment Agreements-   Annual Report   5/5/93    1-10204
     A. Essman, R. Isaak,     on Form 10-K
     D. April, P. Morris,     dated 4/30/93
     B. Arthur

 (c) CPI Corp. 1981 Stock     Annual Report   5/5/93     1-10204
     Bonus Plan (As Amended   on Form 10-K,
     and Restated on 2/3/91)  dated 4/30/93

 (d) Deferred Compensation    Annual Report   5/1/92     1-10204
     and Stock Appreciation   on Form 10-K,
     Rights                   dated 4/24/92

 (e) Employment Termination   Annual Report   5/1/92     1-10204
     Agreement - S. Coovert   on Form 10-K,
                              dated 4/24/92

 (f) CPI Corp. Restricted     Annual Report   5/1/92     1-10204
     Stock Plan               on Form 10-K,
                              dated 4/24/92

 (g) Deferred Compensation    Annual Report   5/1/92     1-10204
     and Retirement Plan      on Form 10-K,
     for Non-Management       dated 4/24/92
     Directors

 (h) Stock Purchase           Form 8-K        3/25/91        -
     Agreement - M. Bohm

 (i) CPI Corp. Stock Option   Form S-8        7/28/92    33-50082
     Plan (As Amended and
     Restated
     effective 2/2/92)

 (j) Registration of          Form 8-A        3/21/89        -
     Securities on the New
     York Stock Exchange

 (k) CPI Corp. Shareholder    Exhibit to      5/2/89         -
     Rights Plan                Form 8-A

 (l) CPI Voluntary Stock      Form D          3/31/93        -
     Option Plan











                              18
PAGE

Index to Exhibits


                                                      Page Number
                                                       Form 10-K
                                                      -----------
   11) Computation of Earnings
         Per Common Share                                    88

   13) 1992 Annual Report to Shareholders                89-181

   21) Subsidiaries of the Registrant                   182-183

   23) Accountants' Consent                                 184

































                              19
PAGE

                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------




The Board of Directors and Stockholders
CPI Corp.:


Under date of April 6, 1994, we reported on the consolidated balance sheets of CPI Corp. and subsidiaries as of February 5, 1994 and February 6, 1993, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the fiscal years in the three-year period ended February 5, 1994, as contained in the 1993 annual report to stockholders.
These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K of CPI Corp. for the 1993 fiscal year. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                            /s/ KPMG PEAT MARWICK



St. Louis, Missouri
April 6, 1994













                              20
PAGE

                            SIGNATURES



  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      CPI CORP.

                      BY:     /s/  Alyn V. Essman
                           Chairman of the Board and
                            Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


Signatures of Directors and Principal Officers


    Signature                     Title                  Date
- -------------------      ------------------------    -------------
/s/ Alyn V. Essman       Chairman of the Board,      April 6, 1994
                         Chief Executive Officer
                          and Director (Principal
                          Executive Officer)

/s/ Milford Bohm         Director                    April 6, 1994


/s/ Lee Liberman         Director                    April 6, 1994


/s/ Nicholas L. Reding   Director                    April 6, 1994


/s/ Robert L. Virgil     Director                    April 6, 1994


/s/ Russell Isaak        President                   April 6, 1994


/s/ Patrick J. Morris    Senior Executive            April 6, 1994
                          Vice President

/s/ David E. April       Senior Executive            April 6, 1994
                          Vice President

/s/ Barry C. Arthur      Vice President and          April 6, 1994
                          Treasurer (Principal
                          Financial and
                          Accounting Officer)










                              21
PAGE

Schedule I

CPI CORP. CONSOLIDATED SHORT-TERM INVESTMENTS FEBRUARY 5, 1994


CPI Corp. Consolidated Short-Term Investments February 5, 1994

                                                         Balance
                    Principal               Market        Sheet
Title of Issue      Amount         Cost      Value        Value
- ------------------ ----------- ----------- ----------- -----------
Barclays De Zoete  $ 8,277,173 $ 8,277,173 $ 8,277,173 $ 8,277,173
Wedd Repurchase
Agreements due
February 7, 1994
3.11%

Barclays De Zoete    2,786,685   2,786,685   2,786,685   2,786,685
Wedd Repurchase
Agreements due
February 7, 1994
3.11%

United States        2,050,000   2,050,000   2,050,000   2,050,000
Government Agency
Repurchase
Agreement due
February 7, 1994
3.25%

United States          110,000     110,000     110,000     110,000
Government Agency
Repurchase
Agreement due
February 7, 1994
3.25%

Trust for Federal            7           7           7           7
Securities Fed
Fund due
February 7,1994
2.57%

Associates           3,500,000   3,500,000   3,500,000   3,500,000
Commercial Paper
due
February 7, 1994
3.17%

                              22
PAGE

CPI Corp. Consolidated Short-Term Investments February 5, 1994
                                                         Balance
                    Principal               Market        Sheet
Title of Issue      Amount         Cost      Value        Value
- ------------------ ----------- ----------- ----------- -----------
Government of          522,060     519,194     521,804     521,804
Canada
Treasury Bills
due
February 10, 1994
3.58%

Government of          149,160     147,815     148,982     148,982
Canada
Treasury Bills
due
February 17, 1994
3.62%

Royal Bank of          149,160     149,160     149,160     149,160
Canada Term
Deposit due
February 17, 1994
3.00%

Smith Barney         1,000,000   1,000,000   1,000,000   1,000,000
Commercial Paper
due
February 22, 1994
3.25%

American Express       850,000     850,000     850,000     850,000
Commercial Paper
due
February 24, 1994
3.09%

Government of          298,320     296,247     297,780     297,780
Canada Treasury
Bills due
February 24, 1994
3.48%

Bank of Montreal       745,800     740,095     744,258     744,258
Bankers'
Acceptance due
February 25, 1994
3.77%

                              23
PAGE

CPI Corp. Consolidated Short-Term Investments February 5, 1994
                                                         Balance
                    Principal               Market        Sheet
Title of Issue      Amount         Cost      Value        Value
- ------------------ ----------- ----------- ----------- -----------
Federal National     1,500,000   1,483,046   1,496,846   1,496,846
Mortgage
Association
Discount Notes
due March 1, 1994
3.13%

Government of          745,800     740,684     743,900     743,900
Canada Treasury
Bills due
March 3, 1994
3.58%

Government of          745,800     742,481     743,518     743,518
Canada Treasury
Bills due
March 10, 1994
3.38%

Bank of Nova           745,800     741,668     743,022     743,022
Scotia Bankers'
Acceptance due
March 14, 1994
3.68%

Federal Home         2,000,000   1,968,973   1,993,173   1,993,173
Loan Bank
Discount Notes
due
March 15, 1994
3.12%

Smith Barney         3,000,000   3,000,000   3,000,000   3,000,000
Commercial Paper
due
March 16, 1994
3.07%

Government of        5,388,405   5,339,155   5,366,757   5,366,757
Canada Treasury
Bills due
March 17, 1994
3.67%

                              24
PAGE

CPI Corp. Consolidated Short-Term Investments February 5, 1994
                    Principal               Market   Balance Sheet
Title of Issue      Amount         Cost      Value        Value
- ------------------ ----------- ----------- ----------- -----------
Government of        1,006,830     997,748   1,002,139   1,002,139
Canada Treasury
Bills due
March 24, 1994
3.62%

Associates             850,000     850,000     850,000     850,000
Corporation
Commercial Paper
due March 28, 1994
3.05%

Federal National     1,500,000   1,476,357   1,493,057   1,493,057
Mortgage
Association
Discount Notes
due
March 29, 1994
3.13%

Government of          820,380     814,752     816,159     816,159
Canada Treasury
Bills due
March 31, 1994
3.48%

Government of          596,640     593,311     593,786     593,786
Canada Treasury
Bills due
March 31, 1994
3.23%

Federal National       500,000     493,918     495,438     495,438
Mortgage
Association
Discount Notes
due
April 1, 1994
3.22%

American Express       250,000     250,000     250,000     250,000
Commercial Paper
due April 4, 1994
3.30%

                              25
PAGE

CPI Corp. Consolidated Short-Term Investments February 5, 1994
                                                         Balance
                    Principal               Market        Sheet
Title of Issue      Amount         Cost      Value        Value
- ------------------ ----------- ----------- ----------- -----------
Government of          820,380     815,663     815,813     815,813
Canada Treasury
Bills due
April 7, 1994
3.33%

Federal National     1,000,000     980,276     992,076     992,076
Mortgage
Discount Notes
due May 4, 1994
3.17%

American Express     3,500,000   3,500,000   3,500,000   3,500,000
Commercial Paper
May 16, 1994
3.29%

Federal Home Loan    1,000,000     978,999     990,099     990,099
Bank Discount
Notes due
May 25, 1994
3.18%

General Electric       250,000     250,000     250,000     250,000
Commercial Paper
due June 1, 1994
3.30%

Federal National       500,000     489,533     494,033     494,033
Mortgage
Association
Discount Notes
due June 1, 1994
3.18%

Federal National       850,000     836,761     839,661     839,661
Mortgage
Association
Discount Notes
due June 20, 1994
3.26%


CPI Corp. Consolidated Short-Term Investments February 5, 1994
                                                         Balance
                    Principal               Market        Sheet
Title of Issue      Amount         Cost      Value        Value
- ------------------ ----------- ----------- ----------- -----------
Federal National     1,000,000     977,320     982,260     982,260
Mortgage
Association
Discount Notes
due August 16, 1994
3.36%

Federal National     1,000,000     972,387     982,067     982,067
Mortgage
Association
Discount Notes
due August 25, 1994
3.27%

Federal National     2,000,000   1,944,773   1,963,773   1,963,773
Mortgage
Association
Discount Notes
due August 25, 1994
3.27%

Federal National     2,000,000   1,937,154   1,957,754   1,957,754
Mortgage
Association
Discount Notes due
September 19, 1994
3.29%

Federal National     1,000,000     968,577     978,877     978,877
Mortgage
Association
Discount Notes due
September 19, 1994
3.26%

Federal National     1,000,000     975,871     978,871     978,871
Mortgage
Association
Discount Notes due
September 19, 1994
3.38%


                              27
PAGE

CPI Corp. Consolidated Short-Term Investments February 5, 1994

                                                         Balance
                    Principal               Market        Sheet
Title of Issue      Amount         Cost      Value        Value
- ------------------ ----------- ----------- ----------- -----------
Federal National       750,000     734,235     734,535     734,535
Mortgage
Association
Discount Notes due
September 20, 1994
3.29%

General Electric     4,000,000   4,000,000   4,000,000   4,000,000
Commercial Paper
due
October 5, 1994
3.32%

General Electric       600,000     600,000     600,000     600,000
Commercial Paper
due
October 11, 1994
3.37%

Government of the    1,000,000     967,378     968,278     968,278
United States
Treasury Bills
due
January 12, 1995
3.37%
                   ----------- ----------- ----------- -----------
                   $62,358,400 $61,847,396 $62,051,741 $62,051,741
                   =========== =========== =========== ===========













                              28
PAGE

Schedule V

             CPI CORP. CONSOLIDATED PROPERTY AND EQUIPMENT
FISCAL YEARS ENDED FEBRUARY 5, 1994, FEBRUARY 6, 1993 AND FEBRUARY 1, 1992


CPI Corp. Consolidated Property and Equipment for Fiscal Years Ended
            February 5, 1994 and February 6, 1993

                            Balance at                                   Balance at
                            Beginning     Additions                       End of
                             of Year       at Cost       Retirements       Year
                          ------------   ------------   ------------   ------------
52 Weeks Ended
February 5, 1994:
- -----------------
Land                      $  2,856,197   $    216,241   $     -        $  3,072,438
Building and improvements   46,042,870     17,047,480      2,866,544     60,223,806
Machinery and equipment    112,226,654     20,150,881      3,802,114    128,575,421
Furniture and fixtures      50,305,468      7,944,825      2,681,896     55,568,397
                          ------------   ------------   ------------   ------------
                          $211,431,189   $ 45,359,427   $  9,350,554   $247,440,062
                          ============   ============   ============   ============
53 Weeks Ended
February 6, 1993:
- -----------------
Land                      $  2,830,345   $     25,852   $     -        $  2,856,197
Building and improvements   51,537,312      3,444,315      8,938,757     46,042,870
Machinery and equipment    107,630,093      6,683,528      2,086,967    112,226,654
Furniture and fixtures      34,410,630     17,111,959      1,217,121     50,305,468
                          ------------   ------------   ------------   ------------
                          $196,408,380   $ 27,265,654   $ 12,242,845   $211,431,189
                          ============   ============   ============   ============

                                             29
PAGE

CPI Corp. Consolidated Property and Equipment for Fiscal Year Ended
                       February 1, 1992


                            Balance at                                 Balance at
                            Beginning     Additions                       End of
                             of Year       at Cost       Retirements       Year
                          ------------   ------------   ------------   ------------
52 Weeks Ended
February 1, 1992:
- -----------------

Land                      $  2,349,126   $    481,219   $     -        $  2,830,345
Building and improvements   37,358,599     16,220,659      2,041,946     51,537,312
Machinery and equipment     94,122,130     17,463,844      3,955,881    107,630,093
Furniture and fixtures      29,285,109      6,432,218      1,306,697     34,410,630
                          ------------   ------------   ------------   ------------
                          $163,114,964   $ 40,597,940   $  7,304,524   $196,408,380
                          ============   ============   ============   ============













                                             30
PAGE

Schedule VI

CPI CORP. CONSOLIDATED ACCUMULATED DEPRECIATION OF PROPERTY AND EQUIPMENT FISCAL YEAR ENDED FEBRUARY 5, 1994, FEBRUARY 6, 1993 AND FEBRUARY 1, 1992


CPI Corp. Consolidated Accumulated Depreciation of Property and Equipment
        Fiscal Year Ended February 5, 1994 and February 6, 1993

                                          Additions
                           Balance at      Charged                       Balance at
                           Beginning       to Costs                        End of
                            of Year      and Expenses    Retirements         Year
                          ------------   ------------   ------------   -------------
52 Weeks Ended
February 5, 1994:
- -----------------
Building and improvements $ 12,885,629   $ 12,021,374   $  2,327,846   $ 22,579,157
Machinery and equipment     76,640,403      8,737,439      3,505,930     81,871,912
Furniture and fixtures      24,332,226      6,478,003      2,150,009     28,660,220
                          ------------   ------------   ------------   ------------
                          $113,858,258   $ 27,236,816   $  7,983,785   $133,111,289
                          ============   ============   ============   ============
53 Weeks Ended
February 6, 1993:
- -----------------
Building and improvements $ 16,452,311   $  4,542,460   $  8,109,142   $ 12,885,629
Machinery and equipment     63,658,503     13,734,605        752,705     76,640,403
Furniture and fixtures      18,624,648      6,154,095        446,517     24,332,226
                          ------------   ------------   ------------   ------------
                          $ 98,735,462   $ 24,431,160   $  9,308,364   $113,858,258
                          ============   ============   ============   ============

                                             31
PAGE

CPI Corp. Consolidated Accumulated Depreciation of Property and Equipment
                Fiscal Year Ended February 1, 1992


                                          Additions
                           Balance at      Charged                       Balance at
                           Beginning       to Costs                        End of
                            of Year      and Expenses    Retirements         Year
                          ------------   ------------   ------------   -------------
52 Weeks Ended
February 1, 1992:
- -----------------
Building and improvements $ 15,892,193   $  4,046,634   $  3,486,516   $ 16,452,311
Machinery and equipment     51,548,670     13,946,524      1,836,691     63,658,503
Furniture and fixtures      15,016,257      4,664,335      1,055,944     18,624,648
                          ------------   ------------   ------------   ------------
                          $ 82,457,120   $ 22,657,493   $  6,379,151   $ 98,735,462
                          ============   ============   ============   ============














                                             32
PAGE

Schedule VIII

  CPI CORP. CONSOLIDATED ALLOWANCE FOR UNCOLLECTIBLE RECEIVABLES
     FISCAL YEARS ENDED FEBRUARY 5, 1994, FEBRUARY 6, 1993
                     and FEBRUARY 1, 1992


CPI Corp. Consolidated Allowance for Uncollectible Receivables
    Fiscal Years Ended February 5, 1994, February 6, 1993
                   and February 1, 1992


                          February 5,   February 6,   February 1,
                            1994           1993          1992
                          ------------  ------------  ------------
Balance at beginning
of year                   $  1,042,101  $  1,070,092  $  1,055,268
                          ============  ============  ============
Balance at end
of year                   $    918,346  $  1,042,101  $  1,070,092
                          ============  ============  ============



    The majority of receivable amounts are due from Sears, Roebuck and Co. for amounts collected or to be collected by it, for which Sears assumes all credit risks.

    The receivable balances for which an allowance for uncollectible receivables is established relate primarily to sales recorded through use of Company commercial charge accounts for photofinishing and copy services.

    The majority of the allowance for uncollectible receivables is computed and adjusted every four weeks based on a predetermined percentage of the related receivable balances. These percentages are determined using historical results adjusted for current economic conditions. As a result, the Company does not record separate additions or deductions to the allowance for individual accounts but rather adjusts every four weeks for the net change in the computed allowance based on gross receivable balances.







                              33
PAGE

Schedule X

     CPI CORP. SUPPLEMENTARY CONSOLIDATED EARNINGS STATEMENT
                           INFORMATION
        FISCAL YEARS ENDED FEBRUARY 5, 1994, FEBRUARY 6, 1993
                        AND FEBRUARY 1, 1992


CPI Corp. Supplementary Consolidated Earnings Statement Information
                            (In Thousands)
        Fiscal Years Ended February 5, 1994, February 6, 1993
                        and February 1, 1992


                                         Fiscal Year
                            ------------------------------------
                               1993         1992        1991
                            ---------    ---------    ---------
Advertising Costs           $  50,993    $  53,654    $  47,528
                            =========    =========    =========

Maintenance and Repairs     $   5,754    $   5,452    $   4,459
                            =========    =========    =========

























                              34
PAGE

Exhibit (3)b



                   ARTICLES OF INCORPORATION AND BYLAWS




On February 3, 1994, the Board of Directors of CPI Corp. amended the corporate bylaws as follows:


                              RESOLUTION
                              ----------


               RESOLVED, that the first sentence of Section
          3.2 of the By-Laws of the Corporation be, and hereby is, amended to read as follows:

               "SECTION 3.2. NUMBER, TERM AND ELECTION. The number of directors constituting the full Board of Directors of the corporation shall be no more than eight (8), or such other number not less than three
          (3), as may from time to time be established by amendment of these By-Laws."

























                              35
PAGE

Exhibit (4)l



           INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS,
                            INCLUDING DEBENTURES


              AMENDMENT TO CPI CORP. SHAREHOLDER RIGHTS PLAN


The following Amendment to CPI Corp.'s Shareholder Rights Plan was adopted August 26, 1993:

               FIRST AMENDMENT TO RIGHTS AGREEMENT

          FIRST AMENDMENT (The "Amendment"), dated as of August 26, 1993, to the Rights Agreement, dated as of May 1, 1989 (the "Rights Agreement"), between CPI CORP., a Delaware corporation (the
"Company"), and CONTINENTAL STOCK TRANSFER AND TRUST COMPANY, a New York corporation (the "Rights Agent").

                     W I T N E S S E T H

          WHEREAS, the Company and Ameritrust Company, National
Association, as the predecessor to the Rights Agent, entered into the Rights Agreement specifying the terms of the Rights (as defined in the Rights Agreement);

          WHEREAS, the rights and obligations of the Rights Agent as such were assigned by Ameritrust Company, National Association to Continental Stock Transfer and Trust Company, as successor
Rights Agent;

          WHEREAS, pursuant to Section 27 of the Rights Agreement the Company and the Rights Agent may from time to time supplement or amend the Rights Agreement in accordance with the provisions of such Section 27;

          WHEREAS, the Company and the Rights Agent desire to amend the Rights Agreement as set forth herein;

          WHEREAS, all actions necessary to make this First Amendment a valid agreement, enforceable according to its terms, have been taken, and the execution and delivery of this First Amendment by the Company and the Rights Agent have been in all respects duly authorized by the Company and the Rights Agent; and

          WHEREAS, no person has become an Acquiring Person (as defined in the Rights Agreement) as of the date hereof;


                              36
PAGE

          NOW, THEREFORE, in consideration of the premises and the mutual agreements herein set forth, the Company and the Rights
Agent hereby amend the Rights Agreement as follows:

          1. The definition of "Acquiring Person" in Section 1(a) is hereby amended by deleting the number "20" therein and inserting in lieu thereof the number "15".

          2. Section 11(a) (ii) is hereby amended by deleting each occurrence of the term "20%" therein and inserting in lieu thereof the term "15%" in each such instance.

          This Amendment shall be effective as of the date hereof and, except as set forth herein, the Rights Agreement shall remain in full force and effect and shall be otherwise unaffected hereby.

          IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed and their respective corporate seals to be hereunto affixed and attested, all as of the day and year first above written.

ATTEST:                           CPI CORP.



By:  /s/ Jane E. Nelson           By:  /s/ Alyn V. Essman
     ---------------------             -------------------------
         Secretary and                     Chairman of the Board
           General Counsel                   and Chief Executive
                                             Officer

ATTEST:                           CONTINENTAL STOCK TRANSFER AND
                                     TRUST COMPANY



By:  /s/ Thomas Jennings          By:  /s/ Steven G. Nelson
     -----------------------           -------------------------
         Assistant Secretary               Chairman of the Board
                                            and Secretary










                              37
PAGE

Exhibit (10)a



                           MATERIAL CONTRACT

The following pages reflect the contract the Company has with Sears, Roebuck and Co.












































                              38
PAGE

                       LICENSE AGREEMENT
                        PORTRAIT STUDIO
                        FINITE 195-020


     THIS LICENSE AGREEMENT (hereinafter referred to as
"Agreement") is entered into as of the 1st day of January, 1994, by SEARS, ROEBUCK AND CO., a New York corporation
("Sears") and CONSUMER PROGRAMS INCORPORATED a Missouri corporation, ("Licensee").
     Sears and Licensee hereby agree as follows:

LICENSE

     1. Licensee is in the business described in this paragraph, and has expertise in that business and has a marketing plan for that business. Sears hereby grants Licensee the non-exclusive privilege of conducting and operating, and Licensee shall conduct and operate, pursuant to the terms, provisions and conditions contained in this Agreement, a licensed business for the purpose of producing photographic portraits, passport photographs, photographic copy, video transfers and restoration work (hereinafter referred to as "Licensed Business"), at the Sears locations designated below or in Location Riders: ("Designated Sears Store(s)").


              Dst.  AcCtr.  Store/Location
              ----  ------  --------------
                    To be provided

LISTED ON THE ATTACHED LOCATION RIDER DATED JANUARY l, 1994.


TERM

     2. The term ("Term") of this Agreement shall be for a period beginning on January 1, 1994 and ending at the close of business on December 31, 1998 unless sooner terminated under any of the provisions of this Agreement.

REPRESENTATION TO LICENSEE

     3. Sears makes no promises or representations whatsoever as to the potential amount of business Licensee can expect at any time during operation of the Licensed Business. Licensee is solely responsible for any expenses it incurs related to this Agreement, including any increase in the number of Licensee's employees or any expenditures for additional facilities or equipment.

UNAUTHORIZED SALES

     4. Licensee shall use the Licensed Business area only for the purpose authorized in this Agreement, and will offer for sale only those services and merchandise expressly authorized by this Agreement.

SEARS COMMISSION

     5. (a) Licensee shall pay to Sears a commission ("Sears Commission") which shall be a sum equal to ten percent (10%) of total annual net sales if less than $50,000 and fifteen percent (15%) of total annual net sales if annual net sales are equal to or over $50,000 - retroactive to the first dollar. Accounting Centers are to deduct commission rate at fifteen percent (15%). Licensee will bill Sears annually for any excess commissions taken from any units with annual net sales of less than $50,000.

NET SALES

         (b) "Net Sales" means gross sales from operation of the Licensed Business, less sales taxes, returns and allowances.

GROSS SALES

         (c) "Gross Sales" means all of Licensee's direct or indirect sales of services and merchandise from the Licensed Business including, but not limited to, sales arising out of referrals, contacts, or recommendations obtained through the operation of the Licensed Business.









[DELETED PURSUANT TO REQUEST FOR CONFIDENTIALITY TREATMENT]

[DELETED PURSUANT TO REQUEST FOR CONFIDENTIALITY TREATMENT]











USE OF SEARS NAME

     7. (a) Licensee shall operate the Licensed Business under the name SEARS PORTRAIT STUDIOS. Licensee shall use the name of Sears only in connection with the operation of the Licensed Business. Licensee shall not begin any business activity under this Agreement without Sears prior written approval of any and all names that Licensee intends to use in conjunction with the Licensed Business.

         (b) Licensee shall only use the name of Sears, or any Sears trademark, service mark or trade name (Sears Marks), when communicating with customers or potential customers of the Licensed Business. Licensee shall not use Sears Marks either orally or in writing, including, but not limited to, use of any letterhead, checks, business cards, or contracts, when communicating with persons or entities other than customers or potential customers of the Licensed Business.
All such communications shall be done solely in Licensee's own name.

         (c)  Licensee shall not question, contest or
challenge, either during or after the Term of this Agreement, Sears ownership of any Sears Marks Sears may license Licensee to use in connection with the Licensed Business. Licensee will claim no right, title or interest in any Sears Mark or

Sears Information (mailing lists/names), except the right to use the same pursuant to the terms and conditions of this Agreement, and will not register or attempt to register any Sears Mark.

         (d) Licensee recognizes and acknowledges that the use of any Sears Mark shall not confer upon Licensee any proprietary rights to any Sears Mark. Upon termination of this Agreement, Licensee shall immediately stop using any licensed Sears Mark, and will execute all necessary or appropriate documents to confirm Sears ownership, or to transfer to Sears any rights Licensee may have acquired from Sears in any Sears Mark.

         (e) Nothing in this Agreement shall be construed to bar Sears, after expiration or termination of this Agreement, from protecting its right to the exclusive use of its trademarks, service marks or trade names against infringement by any party or parties, including Licensee.

         (f) Sears may register in its own name any and all of the trademarks, service marks or trade names used in operation of the Licensed Business, and Licensee's use of such names and marks shall inure to the benefit of Sears for such purposes as well as for all other purposes and such marks shall be included in the term "Sears Marks." Licensee shall cooperate in any such registration or application for registration by Sears.

         (g) Sears Marks and Sears Information licensed under this Agreement possess a special, unique and extraordinary character which makes it difficult to assess the monetary damage Sears would sustain in the event of unauthorized use. Irreparable injury would be caused to Sears by such unauthorized use, and Licensee agrees that preliminary or permanent injunctive relief would be appropriate in the event of breach of this Paragraph 7 by Licensee.

         (h) If Licensee learns of any manufacture or sale by any third party of products and/or services similar to those offered by Licensee that would be confusingly similar to those sold by Licensee in the minds of the public and which bear or are promoted in association with Sears Marks or any names, symbols, emblems, or designs or colors which would be confusingly similar in the minds of the public to Sears Marks, Licensee will promptly notify Sears. Sears shall, at its sole expense, take such action as it determines, in its sole discretion, is appropriate. Licensee will cooperate and assist in such protest or legal action at Sears expense. If demanded by Sears, Licensee shall join in such protest or legal action at Sears expense. Licensee shall not undertake any protest or legal action on its own behalf without first securing Sears written permission to do so. If Sears permits Licensee to undertake such protest or legal action, such protest or legal action shall be at Licensee's sole expense. Sears shall cooperate and assist Licensee at Licensee's expense. For the purposes of this paragraph, expenses shall include reasonable attorneys' fees. All recovery in the form of legal damages or settlement shall belong to the party bearing the expense of such protest or legal action.

         (i) Licensee shall not file suit using Sears name or undertake any legal proceeding against any customer without Sears prior written approval.

ADVERTISING

     8. (a) Licensee shall advertise and actively promote the Licensed Business authorized by this Agreement. It is expressly understood and agreed that all signs, advertising copy including but not limited to sales brochures, newspaper advertisements, radio and television commercials, and all sales promotional plans and devices, and all customer contract forms, guarantee certificates and other forms and materials which may be utilized with respect to said Licensed Business, shall be first submitted for approval to Sears Marketing Manager Licensed Businesses in Hoffman Estates, Illinois and Licensee further agrees that it will not issue any such advertising material or conduct any such sales promotional plan or device without such prior approval. Sears shall have the right to disapprove all the aforesaid advertising forms and other materials insofar as it does not properly use Sears trademarks, service marks or trade names; may subject Sears to liability, loss of good will, damage to Sears reputation or Sears customer relations; may fail to adhere to the requirements or any Federal, State or Local governmental rules, regulations and laws; or may fail to conform to community or Sears standards of good taste and honest dealing. At Licensee's option and request, Sears may purchase newspaper advertising and/or electronic media time for Licensee at Licensee's expense for said concession, provided that Licensee provides Sears with all necessary information for any requested advertising at least seven days prior to the date such advertising is to be run.

REIMBURSEMENT

         (b) Licensee hereby agrees to reimburse Sears for all expenses, including but not limited to advertising, incurred by Sears on behalf of Licensee and requested by Licensee, within thirty (30) days after the invoice for said expense(s) is sent by Sears to Licensee. If Sears does not receive reimbursement prior to the expiration of said thirty (30) days, then Sears shall have the right, but not the obligation, to retain out of Licensee's sales receipts described in Paragraph 29 the amount of said expense(s) with interest, if any, due to Sears.

PUBLICITY

     9. Licensee will not issue any publicity or press release regarding its contractual relations with Sears or regarding the Portrait Business in Sears stores, and will refrain from making any reference to this Agreement or to Sears in any prospectus, annual report or other filing required by Federal or state law, or in the solicitation of business, without obtaining Sears prior written approval of such action.

RELATIONSHIP

    10. Licensee is an independent contractor. Nothing contained in or done pursuant to this Agreement shall be construed as creating a partnership, agency or joint venture; and neither party shall become bound by any representation, act or omission of the other party.

PRICES

    11. Sears has no right or power to establish or control the prices at which Licensee offers service and/or merchandise in the Licensed Business. Such right and power is retained by Licensee.

LICENSEE'S OBLIGATIONS

    12. (a) Licensee will not make purchases or incur any obligation or expense of any kind in the name of Sears. Prior to any purchases involving the Licensed Business, Licensee shall inform its vendors that Sears is not responsible for any obligations incurred by Licensee. At Sears request, Licensee shall furnish to Sears the names of all parties from whom Licensee purchases merchandise or with whom Licensee may have any business or contractual relations in connection with the Licensed Business.

         (b) Licensee shall promptly pay all its obligations, including those for labor and material, and will not allow any liens to attach to any Sears or customer's property as a result of Licensee's failure to pay such sums.

LICENSEE'S EMPLOYEES

    13. (a) Licensee shall employ all management and other personnel necessary for the efficient operation of the Licensed Business. The Licensed Business shall be operated solely by Licensee's employees, and not by independent contractors, sub-contractors, sub-licensees or by any other such arrangement.

         (b) Licensee has no authority to employ persons on behalf of Sears and no employees of Licensee shall be deemed to be employees or agents of Sears. Licensee has sole and exclusive control over its labor and employee relations policies, and its policies relating to wages, hours, working conditions, or conditions of its employees. Licensee has the sole and exclusive right to hire, transfer, suspend, lay off, recall, promote, assign, discipline, adjust grievances and discharge its employees, provided, however, that at any time Sears so requests, Licensee will consider transferring from the Licensed Business any employee who is objectionable to Sears because of risk of harm to the health, safety and/or security of Sears customers, employees or merchandise and/or whose manner impairs Sears customer relations. If Sears objects to any of Licensee's employees, and Licensee refuses to remove such employee and the conditions which caused Sears to object continue, Sears may terminate any affected location by giving thirty (30) days notice to Licensee.

         (c) Licensee is solely responsible for all salaries and other compensation of its employees and will make all necessary salary deductions and withholdings from its employees' salaries and other compensation. Licensee is solely responsible for so paying any and all contributions, taxes and assessments and all other requirements of the Federal Social Security, Federal and state unemployment compensation and Federal, state and local withholding of income tax laws on all salary and other compensation of its employees.

         (d) Licensee will comply with any other contract, Federal, state or local law, ordinance, rule, or regulation regarding its employees, including Federal or state laws or regulations regarding minimum compensation, overtime and equal opportunities for employment, and, in particular, Licensee will comply with the terms of the Federal Civil Rights Acts, Age Discrimination in Employment Act, Occupational Safety and Health Act, and the Federal Fair Labor Standards Act, whether or not Licensee may otherwise be exempt from such acts because of its size or the nature of its business or for any other reason whatsoever.

LICENSEE'S EQUIPMENT

    14. (a) Entirely at its own expense, Licensee shall install furniture, fixtures, and equipment, including cash registers as necessary for the efficient operation of the Licensed Business ("Licensee's Equipment"). Licensee's
Equipment, and its size, design and location, shall at all times be subject to Sears approval.

PROHIBITED LIENS

         (b) Licensee shall not allow any liens, claims or encumbrances to attach to Sears premises. In the event any lien, claim or encumbrance attaches to Sears premises, Licensee shall immediately take all necessary action to cause such lien, claim or encumbrance to be released, or Sears, at its option, may take such action and charge Licensee or withhold from sales receipts all expenses, including attorneys' fees, incurred by Sears in removing such liens.

MERCHANDISE STOCK

    15. Licensee shall maintain a stock of good quality merchandise as necessary to assure efficient operation of the Licensed Business.

STANDARDS

    16. Licensee shall provide Sears with copies of its written procedures and policies establishing minimum standards of quality and/or performance. Licensee shall immediately advise Sears of any changes in its standards. Without limiting Paragraph 26, Licensee shall observe no less than such minimum standards of quality and/or performance. Sears may visit Licensee's offices, work sites and/or other place of business at any reasonable time for the purpose of verifying Licensee's compliance with its standards of quality and/or performance.

CONDITION OF LICENSED BUSINESS AREA

    17. (a) Licensee shall be primarily responsible for any preparations necessary for the operation of the Licensed
Business.

         (b) Licensee shall, at its expense, keep the Licensed Business area in a thoroughly clean and neat condition and shall maintain Licensee's Equipment in good order and repair. Sears shall provide routine janitorial service in the Licensed Business area, consistent with the janitorial services regularly performed in the Designated Sears Store.


HOURS, RULES

    18. (a) The Licensed Business shall be kept open for business and operated during the same business hours that the Designated Sears Store is open for business, or by specific agreement with store management, except to the extent prevented by circumstances beyond the control of Sears or Licensee.

         (b) Licensee shall conduct its operations in an honest, courteous and efficient manner and abide by safety and security rules and regulations of Sears in effect from time to time.

ACCESS TO LICENSED BUSINESS AREA

    19. Licensee shall have access to the Licensed Business area at all times that the Designated Sears Store is open to customers for business and at all other times as the appropriate Store Manager approves. Sears shall be furnished with keys to the Licensed Business area and shall have access to the Licensed Business area at all times.

PHYSICAL INVENTORY

    20. Sears may, solely at Sears discretion, not open any Designated Sears Store at any time to take a physical inventory of Sears property. Licensee waives any claim it may have against Sears for damages resulting from such closing.

CHANGES OF LOCATION

    21. (a) Sears shall have the right to change the location, dimensions and square footage of the Licensed Business from time to time during the Term of this Agreement in accordance with Sears judgment as to what arrangements will be most satisfactory for the general good of the Designated Sears Store(s). Consistent with the parties strategic development plans set forth in Paragraph 6, Licensee shall bear all expenses involved in moving Licensee's Equipment and all expenses for preparing the new space for occupancy by Licensee. Such expenses shall be allocated by Sears to

Licensee based on the average cost per square foot each year as set forth in the Means Building Construction Costs Data -
Annual Edition.

         (b) Notwithstanding the above, if Sears at its sole discretion decides that the Licensed Business' location should be changed, Sears will move Licensee's Equipment to the new location and prepare the new space for occupancy by Licensee. Sears shall bear all expense involved in such change of the Licensed Business' location, including the reasonable cost of new fixtures if the Licensed Business' then existing fixtures reasonably adapted to the new location. The provision of this Paragraph shall be applicable only to a second move of the Licensed Business' location and/or any subsequent move(s) during the term of this Agreement.


UTILITIES

    22. (a) Sears shall furnish, at reasonable hours, and except as otherwise provided, without expense to Licensee, a reasonable amount of heat, light and electric power for the operation of the Licensed Business, except when prevented by strikes, accidents, breakdowns, improvements and repairs to the heating, lighting and electric power systems or other causes beyond the control of Sears. Sears shall not be liable for any injury or damage whatsoever which may arise by reason of Sears failure to furnish such heat, light and electric power, regardless of the cause of such failure, all claims for such injury or damage are expressly waived by Licensee.

         (b) The expense of installing light and power lines which may be required in order to bring such utilities up to the Licensed Business area shall paid by Licensee. The expense of purchasing and installing all fixtures and equipment within the area occupied by the Licensed Business, including all necessary electrical connections for the Licensed Business, and also including the subsequent maintenance of fixtures and equipment, shall be paid by Licensee.

TELEPHONE

    23. (a) If requested by Licensee, Sears will arrange for telephone service for the Licensed Business, and Licensee shall pay the entire cost of the installation of the telephone equipment necessary to provide such service. Licensee shall also pay the entire cost of the telephone service furnished to the Licensed Business, including the pro rata cost of the operation, maintenance, expense, property taxes, insurance expense, corporate interest expense, and/or payment charges of the switchboard or telephone communication system at the Designated Sears Store(s). Such charges shall be consistent with Sears charges to its own merchandising departments for similar service.

         (b) All telephone numbers used in connection with the Licensed Business shall be separate from phone numbers used by Licensee in its other business operations and such numbers shall be deemed to be the property of Sears. Upon expiration or termination of this Agreement, Licensee shall immediately cease to use such numbers and shall transfer such numbers to Sears or to any party Sears designates, and Licensee shall immediately notify the telephone company of any such transfer.

         (c) Sears shall have the right to approve, before placement, all yellow and white page telephone listings for the Licensed Business. Sears may, at its sole option, require that any telephone number listed in any telephone directory using Sears name be billed through a Sears store or office.

BILLING OF CUSTOMERS

    24. Customers will not be billed, and no settlement will be made between the parties with respect to any cash or credit transaction until Licensee has completed the sale or service for the customer, or until Licensee and the customer have executed an agreement whereby Licensee will provide future services for the customer.

QUOTATIONS, ORDERS

    25. All quotations for Licensee's service made to customer by Licensee shall be in writing, or by telephone authorization from the customer, and such service shall be performed only upon receipt of a written order signed by such customer. The content of the forms used for making quotations and for taking orders shall be satisfactory to both parties. Licensee shall not charge customers for estimates or proposals.

CUSTOMER ADJUSTMENT

    26. All of the work and services performed by Licensee in connection with the Licensed Business shall be of a high standard of workmanship, and all of the merchandise sold in the Licensed Business shall be of high quality. Licensee shall at all times maintain a general policy of "Satisfaction Guaranteed" to customers and shall adjust all complaints of and controversies with customers arising out of the operation of the Licensed Business. In any case in which an adjustment is unsatisfactory to the customer, Sears shall have the right, at Licensee's expense, to make such further adjustment as Sears deems necessary under the circumstances, and any adjustment made by Sears shall be conclusive and binding upon Licensee.

     Licensee shall maintain files pertaining to customer complaints and their adjustment and make such files available to Sears. Sears may deduct the amounts of any such adjustments from the sales receipts held by Sears as described in Paragraph 29.

CHECKS

    27. (a) All checks or money orders which Licensee accepts from customers shall be made payable to Sears, Roebuck and Co.. Licensee shall make certain that all checks are filled out correctly, having the customer's signature, date, and the correct amount (in both locations), and be verified in accordance with Sears policies in effect from time to time. Checks which are deficient in any of the above areas may be charged back to Licensee, and Licensee shall reimburse Sears for any of Sears Commission lost as a result of Licensee's failure to obtain a properly filled out and verified check.

         (b) Sears shall not be entitled to Sears Commission for those checks that have all of the above information but which are not paid upon presentment. Any and all losses which may be sustained by reason of nonpayment of any checks upon presentment shall be borne by Licensee, and Sears shall have no liability with respect to such checks, provided that Sears will make whatever effort it deems reasonable to collect all such checks prior to charging back such checks to Licensee.

BAD CHECKS

         (c) After Sears has made at least one attempt to collect any bad or returned checks a photocopy of the check will be made and kept on file in each Sears store. On a monthly basis, each Sears store will return the checks to Licensee in the pre-addressed, postage paid envelopes provided by Licensee. Attached to the checks will be a tape total, to include the store number, the charge back month, and the total being deducted from the settlement. Licensee assumes responsibility for checks lost in the mail. Each Sears store will maintain a file of duplicate copies for ninety (90) days and Sears will assume liability for the duplicate totals that do not balance to the deductions on the monthly settlement report. Such liability ceases in ninety (90) days.

CREDIT SALES

    28. (a) With the approval of the Credit Central designated by Sears, sales may be made by Licensee on such of Sears regularly established credit plans, including Discover Card, Visa, Mastercard and American Express, as may be first approved by such Credit Central. The approval of such Credit Central is required for each individual credit sale, and approval shall be granted in the sole discretion of the Credit Central. No part of the finance charge which may be earned by Sears in connection with any credit sale shall be payable to or credited in any way to Licensee. All losses sustained by Sears as a result of non-payment of a Sears credit account shall be borne by Sears, provided that Licensee has complied with Sears credit policies and procedures. Except for non-payment of a Sears credit account, Sears shall have no liability whatsoever to Licensee for Sears failure to properly accept or reject a customer's charge.

         (b) Licensee will comply with all provisions of Federal and state laws governing credit sales, and their solicitation, including but not limited to provisions dealing with disclosures to customers and finance charges. Licensee shall not modify, in any way, the terms and conditions of Sears credit plans.

SALES RECEIPTS

    29. At the close of each business day, Licensee shall submit an accounting of the gross sales and the returns, allowances and customer adjustments made during such day by Licensee to the cashier office of the Sears unit designated by Sears, together with the gross amount, in cash, of all cash sales, and all credit sales documents for transactions completed that day. An account shall be kept by both Licensee and Sears. Sears may retain out of such receipts the proper amount of the Sears Commission payable under this Agreement together with any other sums due Sears from Licensee. The remaining balance shall be payable to Licensee at the regular settlement. Sears shall maintain in each location, complete register tapes of Licensee's transactions for a sixty (60) day period.

SETTLEMENT

    30. (a) A settlement between the parties shall be made promptly each month for all cash and credit transactions of Licensee during such period, in accordance with Sears customary accounting procedures. Such settlement will be done through the Sears Accounting Center designated by Sears.
Sears will advance Licensee eighty-five percent (85%) of net sales weekly.


         (b) Licensee shall reimburse Sears at each settlement for all invoiced expenses, including any advertising expense, incurred by Sears at Licensee's request, outstanding at the time of such settlement. If Sears is not reimbursed at such settlement, then Sears shall have the right, but not the obligation, to retain out of Licensee's sales receipts the amount of such expenses with interest, if any, due Sears.


AUDIT

    31. Licensee shall keep and maintain books and records which accurately reflect the sales made by Licensee under this License Agreement and the expenses which Licensee incurs in performing under this License Agreement. Sears shall have the right at any reasonable time to review and audit the books and records of Licensee regarding this License Agreement. Such books and records shall be kept and maintained according to generally accepted accounting principles.

REPORTS

    32. (a) Licensee shall provide to Sears a monthly report of sales and income in the manner and form prescribed by Sears, together with any other information Sears may require for its records or auditing purposes.

         (b) Licensee shall submit its financial report to Sears annually within ninety (90) days after the close of Licensee's fiscal year. Such report shall be certified by an accountant, or by an officer of Licensee in the event that no audit is performed. Such report shall include, but shall not be limited to, Licensee's profit and loss statement and balance sheet, and shall be prepared in accordance with generally accepted accounting principles. This requirement may be fulfilled by submission of Licensee's Annual Report. Sears shall not disclose any such information which is not available to the public to any third parties without Licensee's prior consent.

WAIVER

    33. Licensee waives any and all claims it may have against Sears for damage to Licensee, for the safekeeping or safe delivery or damage to any property whatsoever of Licensee or of any customer of Licensee in or about the Licensed Business area, because of the actual or alleged negligence, act or omission of any tenant, licensee or occupant of the premises at which the Licensed Business may be located; or because of any damage caused by any casualty from any cause whatsoever, excluding Sears sole negligence, including but not limited to, fire, water, snow, steam, gas or odors in or from such store or store premises, or because of the leaking of any plumbing, or because of any accident or event which may occur in such store or upon store premises; or because of the actual or alleged acts or omissions of any janitors or other persons in or about such store or store premises or from any other such cause whatsoever beyond Sears Control.

INDEMNITY BY LICENSEE

    34. Licensee covenants that it will protect, defend, hold harmless and indemnify Sears, its directors, officers and employees, from and against any and all expenses, claims, actions, liabilities, penalties, attorneys' fees, damages and losses of any kind whatsoever (including, without limitation of the foregoing, death of or injury to persons and damage to property), actually or allegedly resulting from or connected with the operation of the Licensed Business (including, without limitation of the foregoing, goods sold, work done, services rendered, or products utilized in therein, lack of repair in or about the area occupied by the Licensed Business, operation of or defects in any machinery, motor vehicles, or equipment used in connection with the Licensed Business, or located in or about the Licensed Business area; or arising out of any actual or alleged infringement of any patent or claim of patent, copyright or non-Sears trademark, service mark, or trade name); or from the omission or commission of any act, lawful or unlawful by Licensee or its agents or employees, whether or not such act is within the scope of the employment of such agents or employees. This indemnity shall not apply to the extent any injury or damage is caused solely by Sears negligence. Licensee's indemnity shall survive the termination of this Agreement.

INSURANCE

    35. (a) Licensee shall, at its sole expense, obtain and maintain during the Term of this Agreement the following policies of insurance from companies satisfactory to Sears and containing provisions satisfactory to Sears and adequate to fully protect Sears as well as Licensee from and against all expenses, claims, actions, liabilities and losses related to the subjects covered by the policies of insurance below:

             (1) Worker's Compensation Insurance containing a waiver of subrogation in favor of Sears (where permitted by state law) executed by the insurance company and covering all costs, benefits and liability under state Worker's Compensation and similar laws which may accrue in favor of any person employed by Licensee; and Employer's Liability Insurance with limits of not less than $100,000.

             (2) Commercial General Liability Insurance, including but not limited to coverage for product liability and completed operations insurance, and containing a Contractual Liability Endorsement specifically covering the indemnity provisions in this Agreement, with limits of not less than $500,000 for bodily injury per occurrence and $100,000 for property damage per occurrence.

             (3) Motor Vehicle Liability insurance with an Employer's Non-Ownership Liability Endorsement in Licensee's name covering all vehicles used by Licensee in connection with the Licensed Business, with limits of not less than $500,000 combined single limit for bodily injury and property damage per occurrence.

             (4) Fire and Extended Coverage Insurance upon Licensee's property, equipment and merchandise used in the Licensed Business for the full insurable value thereof and containing a waiver of subrogation in favor of Sears executed by the insurance company.

         (b) In order to avoid conflicts between insurance companies, Licensee shall use its best efforts to have all policies of insurance required by this Paragraph issued by one
(l) insurance company. Each policy shall name Sears as an additional insured and shall contain a severability of interest/cross liability endorsement.

         (c) Licensee's policies of insurance shall expressly provide that they shall not be subject to material change or cancellation without at least thirty (30) days' prior notice to Sears.

         (d) Licensee shall furnish Sears with certificates of insurance or, at Sears request, copies of policies, prior to execution of this Agreement. If, in Sears opinion, such policies do not afford adequate protection for Sears, Sears will so advise Licensee, and if Licensee does not furnish evidence of acceptable coverage within fifteen (15) days, Sears shall have the right, at its option, to obtain additional insurance at the expense of Licensee and deduct the cost of such insurance from the sales receipts held by Sears as described in Paragraph 29 of this Agreement.

         (e) Any approval by Sears of any of Licensee's insurance policies or additional insurance obtained by Sears shall not relieve Licensee of any responsibility under this Agreement, including liability for claims in excess of described limits.

MUTUAL RIGHT OF TERMINATION

    36. Either party may terminate this Agreement, or any location, without cause, without penalty, and without liability for any damages as a result of such termination, at any time hereafter by giving the other party at least ninety
(90) days' prior notice. The notice shall specify the termination date.

ASSIGNMENT BY LICENSEE

    37. Notwithstanding any other provision contained in this Agreement, this Agreement is not transferable by Licensee in whole or in part without Sears prior written consent. Any transfer or attempt to transfer by Licensee whether expressly or by operation of law, and without Sears prior written consent, shall, at the option of Sears, without notice, immediately terminate this Agreement. The sale of Licensee's business or any other transaction (including sales of stock) which shifts the rights or liabilities of Licensee to another controlling interest shall be such a transfer.

RIGHT TO TERMINATION ON DEFAULT BY LICENSEE

    38. If any property of Licensee passes into the hands of any receiver, assignee, officer of the law or creditor, or if Licensee vacates, abandons, or ceases to operate under this Agreement, or if Licensee fails to comply with any material provision or condition of this Agreement, then Sears may terminate this Agreement immediately by giving notice to Licensee.

RIGHT TO TERMINATION ON CLOSING OF STORE

    39. Sears may, solely at Sears discretion, terminate this Agreement in any affected Licensed Business location without notice, due to the closing of the Designated Sears Store. Licensee shall not be entitled to any notice of such store closing prior to a public announcement of such closing. Licensee waives any claim it may have against Sears for damages, if any, incurred as a result of such closing.

RIGHT OF TERMINATION AFTER FIRE

    40. If any Designated Sears Store is damaged by fire or any other casualty so that the Licensed Business area becomes untenantable, this Agreement may be terminated with respect to such Licensed Business location, effective as of the date of such casualty, by either party giving the other party written notice of such termination within twenty (20) days after the occurrence of such casualty. If such notice is not given, then this Agreement shall not terminate, but shall remain in full force and effect and the parties shall cooperate with each other so that Licensee may resume the conduct of business as soon as possible.

SUBJECT TO STORE LEASES

    41. If any Designated Sears Store is leased to Sears this Agreement shall be subject to all of the terms, agreements and conditions contained in such lease. In the event of the termination of any such lease by expiration of time or otherwise, this Agreement shall immediately terminate with respect to affected Licensed Business locations.

FUTURE OBLIGATIONS

    42. After the termination of this Agreement by expiration of time or otherwise, Licensee shall have no right or interest in future contracts with Sears relating to any operation similar to that under this Agreement, and Sears may, without incurring any liability to Licensee:

             (1) enter into an agreement for the operation of a similar business with any person or organization Sears chooses, including, but not limited to, Licensee or any of Licensee's counterparts, or

             (2) directly operate a similar business itself.

GOODWILL

    43. Licensee acknowledges that the commission rate established by this Agreement takes into consideration that all good will generated by the operation of the Licensed
Business inures completely to the benefit of Sears and that Licensee has no right or interest in such good will. "Good will" includes all ownership rights in any information regarding the customers of the Licensed Business.

DATA

    44. Any customer list developed by Licensee, its employees or agents from the operation of, or from records generated as a result of the operation of the Licensed Business, are deemed exclusively owned by Sears. Licensee shall not use or permit use of such customer information for any purpose except the performance of this Agreement.
Licensee shall at all times maintain any such customer information, including lists, physically separate and distinct from any customer information Licensee may maintain that is unrelated to the Licensed Business. Licensee shall not reproduce, release or in any way make available or furnish, either directly or indirectly, to any person, firm, corporation, association or organization at any time, any such customer information which will or may be used to solicit sales or business from such customers, including but not limited to the type of sales or business covered by this License Agreement. Upon termination of this Agreement for any reason, Licensee shall immediately deliver all copies of lists of customers and copies of all other such customer information to Sears; and Licensee, its officers, employees, successors and assigns, shall not use any such customer information to solicit any of such customers. Licensee shall protect all such customer information from destruction, loss or theft during the term of this Agreement, and until all copies of customer lists and copies of all other customer information are turned over to Sears.

SEARS OPTION TO PURCHASE LICENSEE'S EQUIPMENT

    45. In the event of the termination of this Agreement by expiration of time or otherwise, Sears shall have the right, but not the obligation, to purchase from Licensee, and Licensee shall convey and sell to Sears, such items of Licensee's Equipment excluding Licensee's software as Sears may designate in a written notice given to Licensee at least twenty (20) days prior to the effective date of such termination. Sears shall pay Licensee the fair market value of such items as of the effective date of such termination. In the event that Licensee and Sears are unable to agree upon such fair market value, Sears may waive its right to purchase and have no obligation to Licensee, or, at Sears option, such fair market value shall be ascertained by an independent appraiser mutually acceptable to Licensee and Sears. Any fee of such appraiser shall be borne equally by Licensee and Sears.


REMOVAL OF LICENSEE'S EQUIPMENT

    46. Upon the termination of this Agreement by expiration of time or otherwise, Licensee shall, at its expense, immediately remove all of Licensee's Equipment (except such of Licensee's Equipment as may be purchased by Sears as provided in Paragraph 45) from Sears premises and shall, without delay and at Licensee's expense, repair any damage to Sears premises caused by such removal.

SURVIVAL OF OBLIGATIONS

    47. No termination of this Agreement, by expiration of time or otherwise, shall relieve the parties of liability for obligations arising out of the operation of the Licensed
Business before termination.

LICENSES, LAWS, ORDINANCES

    48. Licensee shall, at its expense, obtain all permits and licenses which may be required under any applicable Federal, state, or local law, ordinance, rule or regulation by virtue of any act performed in connection with the operation of the Licensed Business. Licensee shall comply fully with all applicable Federal, state and local laws, ordinances, rules and regulations, including all rules and regulations of the Federal Trade Commission.

FEES, TAXES

    49. Licensee shall, at its expense, pay and discharge all license fees, business, use, sales, gross receipts, income, property or other applicable taxes or assessments which may be charged or levied by reason of any act performed in connect ion with the operation of the Licensed Business, excluding, however, all taxes and assessments applicable to Sears income from Sears Commission or applicable to Sears property.

REMEDIES CUMULATIVE

    50. The remedies provided in this Agreement are cumulative, and shall not affect in any manner any other remedies that either party may have for any default or breach by the other party. The exercise of any right or remedy shall not constitute a waiver of any other right or remedy under this Agreement or provided by law or equity. No waiver of any such right or remedy shall be implied from failure to enforce any such right or remedy other than that to which the waiver is applicable, and only for that occurrence.

ASSIGNS

    51. The provisions of this Agreement shall be binding upon Licensee and upon Licensee's successors and assigns and shall be binding upon and inure to the benefit of Sears, its successors and assigns.

NOTICES

    52. All notices provided for or which may be given in connection with this Agreement shall be in writing and given by personal delivery or certified or registered mail with postage prepaid and return receipt requested or its equivalent, such as private express courier. Notices given by Licensee to Sears shall be addressed to:

             SEARS, ROEBUCK AND CO.
             Attention:Divisional Vice-President,
             Sears, Roebuck and Co.
             3333 Beverly Road
             Hoffman Estates, Illinois 60179

with a copy to:

             SEARS, ROEBUCK AND CO., D/725
             Attention:Portrait Studio Licensing Manager

addressed to:

             CONSUMER PROGRAMS INCORPORATED
             1706 Washington Ave
             St. Louis, MO 63103
             Attention:C.E.O. and President
             Telephone:(314) 231-1575


Notices if so sent by mail shall be deemed to have been given when deposited in the mail or with the private courier.

ILLEGAL PROVISION

    53. If any provision in this Agreement is held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provision of this Agreement, and this Agreement shall be construed as if such invalid, illegal or unenforceable provision had never been included.

GOVERNING LAWS

    54. This Agreement shall be interpreted and governed by laws of the State of Illinois.

ENTIRE AGREEMENT

    55. This Agreement sets forth the entire agreement and understanding between the parties with respect to the Licensed Business. This Agreement shall not be supplemented, modified or amended except by a written instrument signed by Licensee (or duly authorized officer if Licensee is a corporation) and by a duly authorized-officer or agent of Sears, and no person has or shall have the authority to supplement, modify or amend this Agreement in any other manner.

PARAGRAPH TITLES

    56. The paragraph titles in this Agreement are for the mere convenience of the parties, and shall not be considered in any construction or interpretation of this Agreement.


AGREEMENT SUPERSEDED

    57. This Agreement supersedes the License Agreement made and entered into as of January l, 1991, by and between Sears and CONSUMER PROGRAMS INCORPORATED (Superseded Agreement).

         Such Superseded Agreement shall be deemed terminated as of the close of business on December 31, 1993, provided, however, that Licensee shall be responsible for any and all obligations of the licensee under the Superseded Agreement arising out of the operation of the Licensed Business prior to the termination of the Superseded Agreement.

         IN WITNESS WHEREOF, the parties hereto have this day set their hands, the corporate party or parties by its or their duly authorized officers or agents.

                             SEARS, ROEBUCK AND CO.



                             By: /s/   Kenneth E. Hux
                                 -----------------------------
                                  Divisional Vice-President,
                                     Licensed Businesses





                             CONSUMER PROGRAMS INCORPORATED






                             By: /s/   Russell Isaak
                                 -----------------------------

        DESIGNATED SEARS STORES AS OF JANUARY 1, 1994


Schedule Of Locations


STUDIO                                           STORE  SQUARE
NO.     CITY                     STATE  DIV      NO.    FOOTAGE**
- -----   ----------------         -----  -------  -----  ---------
C-02    BAYSHORE                  NY     01       1324
C-03    WHITE PLAINS              NY     01       1444
C-04    LIVINGSTON                NJ     01       1614
C-05    BROOKLYN                  NY     01       1114
C-06    HICKSVILLE                NY     01       1264
C-07    E. NORTHPORT              NY     01       1794
C-08    STATEN ISLAND             NY     01       1624
C-09    NEW BRUNSWICK             NJ     01       1314
C-10    WAYNE                     NJ     01       1434
C-11    ARLINGTON                 TX     01/SSD   1177
C-12    CHULA VISTA               CA     11       1358
C-13    EL CAJON                  CA     11       1438
C-16    BUENA PARK                CA     11       1268
C-17    TORRANCE                  CA     11       1278
C-18    SAN BRUNO                 CA     11       1478
C-19    CUPERTINO                 CA     11       1468
C-20    ESCONDIDO                 CA     11       1758
C-21    FAIRVIEW HEIGHTS          IL     11/SSD   1640
C-23    HAMPTON                   VA     01       1575
C-27    STERLING HEIGHTS          MI     11       1720
C-28    COSTA MESA                CA     11       1388
C-29    DEARBORN                  MI     11       1700
C-30    HOUSTON                   TX     01       1237
C-31    TULSA                     OK     01       1151
C-32    CHESTERFIELD              MO     11/SSD   1690
C-33    PASADENA                  CA     11       1048
C-34    ORANGE                    CA     11       1378
C-36    NORTHRIDGE                CA     11       1508
C-37    SAN BERNARDINO            CA     11       1398
C-38    RIVERSIDE                 CA     11       1298
C-39    ORLANDO                   FL     01       1225
C-40    COLUMBUS                  GA     01       1145
C-41    AURORA                    CO     11       1141
C-42    DENVER                    CO     11       1031

** Deleted Pursuant to Request for Confidentiality Treatment.



Schedule Of Locations


STUDIO                                           STORE  SQUARE
NO.     CITY                     STATE  DIV      NO.    FOOTAGE**
- -----   ----------------         -----  -------  -----  ---------
C-43    DENVER                    CO     11       1291
C-44    LAKEWOOD                  CO     11       1071
C-45    LITTLETON                 CO     11       1131
C-46    WATERFORD                 MI     11       1180
C-47    HONOLULU                  HI     11       1158
C-48    AIEA OAHU                 HI     11       1578
C-50    INDIO                     CA     11       2058
C-51    EL CENTRO                 CA     11       2228
C-52    HACKENSACK                NJ     01       1094
C-53    MIDDLETOWN                NJ     01       1574
C-54    WATCHUNG                  NJ     01       1294
C-55    JERSEY CITY               NJ     01       1044
C-56    LAKE GROVE                NY     01       1364
C-57    MASSAPEQUA                NY     01       1724
C-58    NANUET                    NY     01       1414
C-59    GLEN BRUNIE               MD     01       1394
C-60    BRONX                     NY     01       2764
C-61    PARAMUS                   NJ     01       1664
C-62    LUBBOCK                   TX     01       1247
C-64    MODESTO                   CA     11       1618
C-65    SAN JOSE                  CA     11       1488
C-67    ORLAND PARK               IL     11       1750
C-70    SAN ANTONIO               TX     01       1047
C-71    WICHITA                   KS     11       1161
C-72    FT. WORTH                 TX     01/SSD   1267
C-74    ANCHORAGE                 AK     11       1089
C-77    CHESAPEAKE                VA     01       1615
C-78    TEXAS CITY                TX     01       2197
C-81    LAWRENCEVILLE             NJ     01       1734
C-83    CORPUS CHRISTI            TX     01       1217
C-84    ANN ARBOR                 MI     11       1390
C-85    BALTIMORE                 MD     01       1634
C-86    CALUMET CITY              IL     11       1510
C-87    BURLINGTON                NJ     01       1874
C-88    COVINA                    CA     11       1418


** Deleted Pursuant to Request for Confidentiality Treatment.



Schedule Of Locations


STUDIO                                           STORE  SQUARE
NO.     CITY                     STATE  DIV      NO.    FOOTAGE**
- -----   ----------------         -----  -------  -----  ---------
C-89    LOS ANGELES               CA     11       1008
C-92    FRESNO                    CA     11       1208
C-93    SACRAMENTO                CA     11       1228
C-94    CARSON                    CA     11       1568
C-95    BAKERSFIELD               CA     11       1318
C-96    HAYWARD                   CA     11       1248
C-97    CONCORD                   CA     11       1368
C-98    GLENDALE                  CA     11       1088
C-99    SANTA FE SPRINGS          CA     11       1428
D-47    W. BURLINGTON             IA     12      *2760
D-48    ALTON                     IL     12/SSD  *6340
D-49    ST. LOUIS                 MO     12/SSD  *1500
EA-1    SALT LAKE CITY            UT     11       1118
EA-2    MURRAY                    UT     11       1558
EA-3    OGDEN                     UT     11       1718
EA-5    PROVO                     UT     11       2118
EA-6    POCATELLO                 ID     11       3139
EA-7    IDAHO FALLS               ID     11       2278
EA-8    TWIN FALLS                ID     11       2109
EA-9    BOISE                     ID     11       1229
EB-2    MIAMI(AVENTURA)           FL     01       1655
EB-3    MIAMI                     FL     01       1365
EB-4    POMPANO BEACH             FL     01       1205
EB-5    HIALEAH                   FL     01       1345
EB-6    PEMBROKE PINES            FL     01       1775
EB-7    WEST PALM BEACH           FL     01       1705
EB-8    JACKSONVILLE              FL     01       1635
EB-9    ABILENE                   TX     01       1307
EC-1    CHARLESTON                WV     01       1954
EC-2    YUBA CITY                 CA     11       2238
EC-3    LAWTON                    OK     01       2381
EC-4    TALLAHASSEE               FL     01       1585
EC-5    SAN ANGELO                TX     01       2517
EC-7    OMAHA                     NE     11       1041
EC-8    CINCINNATI                OH     11       1810

** Deleted Pursuant to Request for Confidentiality Treatment.
*  Remote Studios



Schedule Of Locations


STUDIO                                           STORE  SQUARE
NO.     CITY                     STATE  DIV      NO.    FOOTAGE**
- -----   ----------------         -----  -------  -----  ---------
EC-9    CINCINNATI                OH     11       1610
ED-2    DAYTON                    OH     11       1560
ED-3    DAYTON                    OH     11       2060
ED-5    SPRINGDALE                OH     11       1280
ED-6    CLARKSVILLE               IN     11       2160
ED-7    FRANKFORT                 KY     11       2090
ED-8    LEXINGTON                 KY     11       1580
ED-9    FRANKLIN                  OH     11       2940
EE-1    MERIDIAN                  MS     01       2096
EE-2    LAKE CHARLES              LA     01       2217
EE-3    GREENWOOD                 IN     11       1470
EE-5    INDIANAPOLIS              IN     11       1540
EE-6    INDIANAPOLIS              IN     11       1600
EE-7    INDIANAPOLIS              IN     11       1680
EE-8    ALBANY                    OR     11       2419
EE-9    TOPEKA                    KS     11/SS    1642
EF-1    ST. JOSEPH                MO     11/SSD   2713
EF-2    LAS VEGAS                 NV     11       1668
EF-5    MILWAUKKE                 WI     11       1102
EF-6    MILWAUKEE                 WI     11       2272
EF-7    BROOKFIELD                WI     11       1062
EF-8    GREENDALE                 WI     11       1082
EF-9    KENOSHA                   WI     11       2342
EG-1    RACINE                    WI     11       2200
EG-2    ST. PAUL                  MN     11       1052
EG-3    BROOKLYN CENTER           MN     11       1032
EG-4    MINNEAPOLIS               MN     11       1002
EG-5    MINNETONKA                MN     11       1112
EG-6    MAPLEWOOD                 MN     11       1122
EG-7    BURNSVILLE                MN     11       1132
EG-8    EDEN PRAIRIE              MN     11       1142
EG-9    LAS VEGAS                 NV     11       1328
EH-2    FLORENCE                  AL     01       2316
EH-3    AUGUSTA                   GA     01       1035
EH-4    HAMMOND                   LA     01       2016
EH-5    BILOXI                    MS     01       2256

** Deleted Pursuant to Request for Confidentiality Treatment.



Schedule Of Locations


STUDIO                                           STORE  SQUARE
NO.     CITY                     STATE  DIV      NO.    FOOTAGE**
- -----   ----------------         -----  -------  -----  ---------
EH-7    HOUMA                     LA     01       2696
EH-8    TOLEDO                    OH     11       1220
EH-9    TOLEDO                    OH     11       2020
EJ-1    SARASOTA                  FL     01       1625
EJ-2    WATERLOO                  IA     11       1072
EJ-3    RAPID CITY                SD     11       2412
EJ-4    REDDING                   CA     11       2338
EJ-5    WICHITA FALLS             TX     01       2177
EJ-6    LAKEWOOD                  NY     01       2584
EJ-7    NEWARK                    OH     11       2830
EJ-8    CARLSBAD                  CA     11       1678
EJ-9    RENO                      NV     11       2098
EK-1    MEDFORD                   OR     11       2179
EK-2    ANTIOCH                   CA     11       2288
EK-3    PALMDALE                  CA     11       1068
EK-4    STOCKTON                  CA     11       1288
EK-6    THOUSAND OAKS             CA     11       2318
EK-7    PARKERSBURG               WV     01       2354
EK-8    FORT GRATIOT              MI     11       2482
EK-9    SAGINAW                   MI     11       1590
EL-2    EVANSVILLE                IN     11       1330
EL-3    OWENSBORO                 KY     11       2950
EL-4    MANSFIELD                 OH     11       2010
EL-5    LIMA                      OH     11       2450
EL-6    MISHAWAKA                 IN     11       1800
EL-7    BENTON HARBOR             MI     11       2960
EL-8    ODESSA                    TX     01       1397
EL-9    SANTA MARIA               CA     11       2088
E-01    BRYAN COLLEGE STATION     TX     01       2547
E-04    HOLLYWOOD                 CA     11       1028
E-05    CERRITOS                  CA     11       1518
E-07    SANTA MONICA              CA     11       1178
E-08    BREA                      CA     11       1638
E-09    CITY OF INDUSTRY          CA     11       1598
E-10    GAITHERSBURG              MD     01       1754


** Deleted Pursuant to Request for Confidentiality Treatment.



Schedule Of Locations


STUDIO                                           STORE  SQUARE
NO.     CITY                     STATE  DIV      NO.    FOOTAGE**
- -----   ----------------         -----  -------  -----  ---------
E-11    FREINDSWOOD               TX     01       1257
E-12    SAN ANTONIO               TX     01       1277
E-13    TEXARKANA                 TX     01       2567
E-14    HURST                     TX     01/SSD   1297
E-15    ROCKAWAY                  NJ     01       1764
E-16    OKOLONA                   KY     11       1790
E-17    ANTIOCH                   TN     01       1316
E-18    PLANTATION                FL     01       1535
E-19    MEMPHIS                   TN     01       1216
E-21    MEMPHIS                   TN     01       1186
E-22    MEMPHIS                   TN     01       1026
E-23    UNIONTOWN                 PA     01       2614
E-24    ALEXANDRIA                VA     01       1284
E-25    FT. MYERS                 FL     01       1495
E-27    RICHMOND                  VA     01       1135
E-28    RICHMOND                  VA     01       1445
E-29    RICHMOND                  VA     01       2285
E-31    JOLIET                    IL     11       1740
E-32    SAN RAFAEL                CA     11       1528
E-36    GADSDEN                   AL     01       2306
E-37    BAYTOWN                   TX     01       1327
E-38    ERIE                      PA     01       1694
E-39    BELLINGHAM                WA     11       2149
E-41    ALTOONA                   PA     01       2494
E-43    LAKE JACKSON              TX     01       2227
E-44    CHEHALIS                  WA     11       2089
E-45    BURLINGTON                WA     11       2389
E-46    JOHNSON CITY              NY     01       1784
E-48    VISALIA                   CA     11       2068
E-49    MERCED                    CA     11       2298
E-50    OXNARD                    CA     11       1448
E-51    SANTA BARBARA             CA     11       2138
E-52    SANTA CRUZ                CA     11       2308
E-53    VICTORVILLE               CA     11       2829
E-54    ABERDEEN                  WA     11       2299


** Deleted Pursuant to Request for Confidentiality Treatment.



Schedule Of Locations


STUDIO                                           STORE  SQUARE
NO.     CITY                     STATE  DIV      NO.    FOOTAGE**
- -----   ----------------         -----  -------  -----  ---------
E-55    E. WENATCHEE              WA     11       2069
E-56    KELSO                     WA     11       2319
E-57    LACEY                     WA     11       2219
E-58    KENNEWICK                 WA     11       2329
E-59    GREENSBORO                NC     01       1335
E-60    BELOIT                    WI     11       2322
E-61    SPRINGFIELD               OR     11       2339
E-62    JOHNSTOWN                 PA     01       1863
E-63    CLARKSVILLE               TN     01       2335
E-64    SHARON                    PA     01       2544
E-65    WICHITA                   KS     11       1401
E-66    HUTCHINSON                KS     11       2590
E-67    BROWNSVILLE               TX     01       2497
E-68    LAFAYETTE                 LA     01       1347
E-69    CHARLOTTE                 NC     01       1515
E-70    WILMINGTON                NC     01       1455
E-71    LONGVIEW                  TX     01       2557
E-72    ROCK HILL                 SC     01       2807
E-73    HICKORY                   NC     01       2515
E-74    GASTONIA                  NC     01       2465
E-75    SPARTANBURG               SC     01       1545
E-76    CHARLOTTE                 NC     01       1245
E-77    CONCORD                   NC     01       2075
E-78    PINE BLUFF                AR     01       2216
E-79    LINCOLN                   NE     11       2191
E-80    LANSING                   MI     11       1170
E-81    DURHAM                    NC     01       1045
E-82    RALEIGH                   NC     01       1425
E-83    BURLINGTON                NC     01       2105
E-84    ASHEVILLE                 NC     01       1185
E-85    FAYETTEVILLE              NC     01       1405
E-86    WINSTON-SALEM             NC     01       1375
E-87    DANVILLE                  VA     01       2625
E-88    LYNCHBURG                 VA     01       2835
E-89    ROANOKE                   VA     01       1974


** Deleted Pursuant to Request for Confidentiality Treatment.



Schedule Of Locations


STUDIO                                           STORE  SQUARE
NO.     CITY                     STATE  DIV      NO.    FOOTAGE**
- -----   ----------------         -----  -------  -----  ---------
E-90    CEDAR RAPIDS              IA     11       2212
E-91    YUMA                      AZ     11       2078
E-92    PANAMA CITY               FL     01       2805
E-93    ORANGE PARK               FL     01       1485
E-94    MACON                     GA     01       1435
E-95    CHARLESTON HEIGHTS        SC     01       1325
E-96    ST. CLAIRSVILLE           OH     01       2104
E-97    HARLINGEN                 TX     01       2537
E-98    MC ALLEN                  TX     01       2507
E-99    BELLEVUE                  NE     11       2051
KA-1    ORANGE                    TX     02      *1407
KA-2    CARLISLE                  PA     02      *2224
KA-3    HYATTSVILLE               MD     02      *1604
KA-4    COUNCIL BLUFFS            IA     12      *1041
KA-5    ATLANTA                   GA     02      *2865
KA-6    EDWARDSVILLE              IL     12/SSD  *1640
KA-7    WOODLAND                  CA     12      *1228
KA-8    STEVENS POINT             WI     12      *3022
KA-9    PANORAMA CITY             CA     12      *1168
KB-1    HARRISONBURG              VA     02       *
KB-2    OSHKOSH                   WI     12       *
KB-3    ST. LOUIS                 MO     12/SSD  *1270
KB-4    FREEPORT                  IL     12       *
KB-5    NEW ORLEANS               LA     02       *
KB-6    LEMON GROVE               CA     12       *
KB-7    NORTH RIVERSIDE           IL     12       *
KB-8    BARSTOW                   CA     12       *
KB-9    KANSAS CITY               KS     12/SSD   *
KC-1    FONTANA                   CA     12       *
KC-2    HAMDEN                    CT     02       *
KC-3    ALHAMBRA                  CA     12       *
KC-4    SIMI VALLEY               CA     12       *
KC-5    REDLANDS                  CA     12       *
KC-6    PHOENIX                   AZ     12/SSD   *
KC-7    LANCASTER                 CA     12       *

** Deleted Pursuant to Request for Confidentiality Treatment.
*  Remote Studios



Schedule Of Locations


STUDIO                                           STORE  SQUARE
NO.     CITY                     STATE  DIV      NO.    FOOTAGE**
- -----   ----------------         -----  -------  -----  ---------
KC-8    CINCINNATI                OH     12       *
KC-9    TUSTIN                    CA     12       *
KD-1    ROLLING HILLS ESTATES     CA     12       *
KD-2    DOWNER'S GROVE            IL     12       *
KD-3    LIVERMORE                 CA     12       *
KD-4    BRISTOL                   CT     02       *
KD-5    REDWOOD CITY              CA     12       *
KD-6    LA MIRADA                 CA     12       *
KD-7    E. PROVIDENCE             RI     02       *
KD-8    LOUISVILLE                KY     12       *
KD-9    PITTSBURGH                PA     02       *
KE-1    GARDEN CITY               KS     12       *
KE-2    LONG BEACH                CA     12       *
KE-3    LAS VEGAS                 NV     12       *
KE-5    BAKERSFIELD               CA     12       *
K-02    LAUREL                    MD     02      *1304
K-04    KANSAS CITY               MO     12/SSD  *2301
K-06    LIVONIA                   MI     12      *1460
K-07    ST. LOUIS                 MO     12/SSD  *1500
K-08    WESTMINSTER               CO     12      *1291
K-10    TULSA                     OK     02      *1021
K-11    LOCKPORT                  NY     02      *1514
K-12    TOLEDO                    OH     12      *1220
K-13    ALLENTOWN                 PA     02      *1154
K-14    LEESBURG                  FL     02      *2745
K-15    ENFIELD                   CT     02      *1093
K-16    CLOVIS                    CA     12      *8516
K-17    MATTESON                  IL     12      *1750
K-19    TOWSON                    MD     02      *1814
K-20    BALTIMORE                 MD     02      *1634
K-21    READING                   PA     02      *1484
K-22    ST. LOUIS                 MO     12/SSD  *1500
K-23    PORTLAND                  OR     12      *1079
K-24    LAKEWOOD                  WA     12      *1129
K-26    PERU                      IL     12      *1740

** Deleted Pursuant to Request for Confidentiality Treatment.
*  Remote Studios



Schedule Of Locations


STUDIO                                           STORE  SQUARE
NO.     CITY                     STATE  DIV      NO.    FOOTAGE**
- -----   ----------------         -----  -------  -----  ---------
K-27    HAZELTON                  PA     02      *2684
K-29    FERGUSON                  MO     12/SSD  *1500
K-30    ORLANDO                   FL     02      *1225
K-31    OTTUMWA                   IA     12      *2392
K-32    LANSING                   MI     12      *1170
K-33    CLIFTON PARK              NY     02      *1103
K-34    MUSCATINE                 IA     12      *2760
K-35    HAWTHORNE                 CA     12      *1278
K-36    DOWNEY                    CA     12      *1518
K-37    MOUNT PROSPECT            IL     12      *1570
K-38    TAMPA                     FL     02      *1465
K-39    LEXINGTON                 KY     12      *1580
K-40    YONKER                    NY     02      *1114
K-41    NASHVILLE                 TN     02      *1316
K-42    PHILADELPHIA              PA     02      *1084
K-422   CHICAGO                   IL     12      *1840
K-428   KALAMAZOO                 MI     12      *1380
K-43    NEWPORT NEWS              VA     02      *1575
K-433   WAUKEGAN                  IL     12      *1290
K-436   PEORIA                    IL     12      *1480
K-44    BEL AIR                   MD     02      *1854
K-446   WYOMING                   MI     12      *1140
K-45    PHOENIX                   AZ     12/SSD  *1588
K-46    SPRINGFIELD               MO     02      *1171
K-460   JOPLIN                    MO     02      *2141
K-47    HAMILTON                  OH     12      *1280
K-48    BURTON                    MI     12      *1100
K-49    EL PASO                   TX     12      *1317
M-01    ATHENS                    GA     01       2845
M-02    MIAMI                     FL     01       1125
M-03    FT. LAUDERDALE            FL     01       1195
M-04    KILLEEN                   TX     01       2487
M-05    FREDRICK                  MD     01       2664
M-06    S.E. PORTLAND             OR     11       1119
M-07    ZANESVILLE                OH     11       2550

** Deleted Pursuant to Request for Confidentiality Treatment.
*  Remote Studios



Schedule Of Locations


STUDIO                                           STORE  SQUARE
NO.     CITY                     STATE  DIV      NO.    FOOTAGE**
- -----   ----------------         -----  -------  -----  ---------
M-08    MARION                    IL     11/SSD   2220
M-09    GRAND FORKS               ND     11       2332
M-10    MINOT                     ND     11       2152
M-11    GALESBURG                 IL     11       2910
M-12    PIQUA                     OH     11       2610
M-13    FINDLAY                   OH     11       2790
M-14    MARION                    OH     11       2420
M-15    RICHMOND                  IN     11       2800
M-16    GREAT FALLS               MT     11       2808
M-17    MELBOURNE                 FL     01       2245
M-18    FLAGSTAFF                 AZ     11/SSD   2358
M-19    HANFORD                   CA     11       2198
M-20    SANDUSKY                  OH     11       2510
M-21    BILLINGS                  MT     11       2242
M-22    GRAND JUNCTION            CO     11       2361
M-23    CHILLICOTHE               OH     11       2850
M-24    BRISTOL                   VA     01       2425
M-25    W. LAFAYETTE              IN     11       2000
M-26    WINTER HAVEN              FL     01       2325
M-28    ANDERSON                  IN     11       2140
M-29    MUNCIE                    IN     11       2570
M-30    DANVILLE                  IL     11       2362
M-31    JOPLIN                    MO     01       2141
M-32    PLANO                     TX     01/SSD   1337
M-33    CHARLESTON                SC     01       2855
M-34    AUSTIN                    TX     01       1357
M-35    CHICAGO RIDGE             IL     11       1840
M-36    COLUMBIA                  MD     01       1844
M-37    MEMPHIS                   TN     01       2806
M-38    DAVENPORT                 IA     11       2760
M-39    PARKSVILLE                MD     01       1854
M-40    OXFORD                    AL     01       2186
M-41    OCALA                     FL     01       1006
M-42    SAVANNAH                  GA     01       1305
M-43    MERRITT ISLAND            FL     01       1175


** Deleted Pursuant to Request for Confidentiality Treatment.



Schedule Of Locations


STUDIO                                           STORE  SQUARE
NO.     CITY                     STATE  DIV      NO.    FOOTAGE**
- -----   ----------------         -----  -------  -----  ---------
M-44    GAINESVILLE               FL     01       1665
M-45    HATTIESBURG               MS     01       2116
M-46    HOUSTON                   TX     01       1377
M-47    COCKEYSVILLE              MD     01       1864
M-48    BUTLER                    PA     01       2724
M-49    TUCSON                    AZ     11       1728
M-50    MOUNT HOPE                WV     01       2704
M-51    BLUEFIELD                 WV     01       2714
M-52    LAREDO                    TX     01       2247
M-53    PHOENIX                   AZ     11/SSD   1708
M-54    PHOENIX                   AZ     11/SSD   1588
M-55    SCOTTSDALE                AZ     11/SSD   1458
M-56    PHOENIX                   AZ     11/SSD   1768
M-57    MESA                      AZ     11/SSD   1628
M-58    BRADENTON                 FL     01       2565
M-59    NAPLES                    FL     01       2695
M-60    CRANBERRY                 PA     01       2734
M-61    COLORADO SPRINGS          CO     11       1221
M-62    KANEOHE OAHU              HI     11       1738
M-63    WAUSAU                    WI     11       2470
M-64    FREDRICKSBURG             VA     01       2694
M-65    COLUMBUS                  IN     11       2070
M-66    ADRIAN                    MI     11       2150
M-67    LOGANSPORT                IN     11       2460
M-68    LAS CRUCES                NM     11       2527
M-69    PORT RICHEY               FL     01       2885
M-70    TUPELO                    MS     01       2786
M-71    STATE COLLEGE             PA     01       2344
M-72    INDIANA                   PA     01       2674
M-73    CHARLOTTESVILLE           VA     01       2435
M-74    GOLDSBORO                 NC     01       2225
M-75    JACKSONVILLE              NC     01       2755
M-76    FLORENCE                  SC     01       2705
M-77    FARMINGTON                NM     11       2597
M-78    KINGSPORT                 TN     01       2825


** Deleted Pursuant to Request for Confidentiality Treatment.



Schedule Of Locations


STUDIO                                           STORE  SQUARE
NO.     CITY                     STATE  DIV      NO.    FOOTAGE**
- -----   ----------------         -----  -------  -----  ---------
M-79    STAMFORD                  CT     01       3154
M-80    DOTHAN                    AL     01       2025
M-82    JOHNSON CITY              TN     01       2265
M-83    HOT SPRINGS               AR     01       2126
M-84    CUMBERLAND                MD     01       2774
M-85    HAGERSTOWN                MD     01       2414
M-86    LITTLETON                 CO     11       1271
M-87    MARYVILLE                 TN     01       2156
M-88    VALDOSTA                  GA     01       2125
M-89    ENID                      OK     01       2291
M-90    BRUNSWICK                 GA     01       2065
M-91    DECATUR                   AL     01       2236
M-92    ROCKY MOUNT               NC     01       2635
M-93    LAUREL                    MS     01       2566
M-94    SHEBOYGAN                 WI     11       2372
M-95    GREENVILLE                MS     01       2326
M-96    MIAMI                     FL     01       1715
M-97    KEY WEST                  FL     01       2215
N-01    SIOUX CITY                IA     11       2422
N-02    DAYTONA BEACH             FL     01       1075
N-03    JACKSON                   TN     01       2036
N-04    JONESBORO                 AR     01       2046
N-05    GAUTIER                   MS     01       2196
N-06    JACKSON                   MI     11       2050
N-07    PORTAGE                   MI     11       1110
N-08    BAY CITY                  MI     11       2380
N-09    ST. CLOUD                 MN     11       2352
N-10    CANTON                    OH     01       1410
N-11    ROCHESTER                 MN     11       2602
N-12    APPLETON                  WI     11       2092
N-13    GREEN BAY                 WI     11       2112
N-14    MADISON                   WI     11       2382
N-15    MADISON                   WI     11       2232
N-16    SANTA ROSA                CA     11       1658
N-17    GRAND RAPIDS              MI     11       1140


** Deleted Pursuant to Request for Confidentiality Treatment.



Schedule Of Locations


STUDIO                                           STORE  SQUARE
NO.     CITY                     STATE  DIV      NO.    FOOTAGE**
- -----   ----------------         -----  -------  -----  ---------
N-18    ELKHART                   IN     11       2130
N-19    MISSOULA                  MT     11       2259
N-20    BISMARCK                  ND     11       2402
N-21    ANNAPOLIS                 MD     01       2024
N-22    TUSCALOOSA                AL     01       2796
N-23    VICTOR                    NY     01       1584
N-24    BUFFALO                   NY     01       1984
N-25    NIAGARA FALLS             NY     01       1514
N-26    ROCHESTER                 NY     01       1894
N-27    ROCHESTER                 NY     01       1524
N-28    WILLIAMSVILLE             NY     01       1504
N-29    HORSEHEADS                NY     01       2744
N-30    BRIDGEPORT                WV     01       2826
N-31    FAIRFAX                   VA     01       1814
N-32    GREENVILLE                SC     01       1595
N-33    LYNNWOOD                  WA     11       1109
N-34    LA CROSSE                 WI     11       2432
N-35    SALINAS                   CA     11       1688
N-36    NEW CASTLE                PA     01       2274
N-37    YOUNGSTOWN                OH     01       1474
N-38    NILES                     OH     01       1564
N-39    STEUBENVILLE              OH     01       2324
N-40    WASHINGTON                PA     01       2114
N-42    ATLANTA                   GA     01       1275
N-43    ATLANTA                   GA     01       1385
N-46    MORROW                    GA     01       1565
N-47    IOWA CITY                 IA     11       2282
N-48    DUBUQUE                   IA     11       2122
N-49    FT. DODGE                 IA     11       2052
N-50    MASON CITY                IA     11       2252
N-51    SIOUX FALLS               SD     11       2872
N-52    MOLINE                    IL     11       1050
N-53    MIDLAND                   TX     01       2657
N-54    VICTORIA                  TX     01       2617
N-55    SAN LUIS OBISPO           CA     11       2258


** Deleted Pursuant to Request for Confidentiality Treatment.



Schedule Of Locations


STUDIO                                           STORE  SQUARE
NO.     CITY                     STATE  DIV      NO.    FOOTAGE**
- -----   ----------------         -----  -------  -----  ---------
N-56    KOKOMO                    IN     11       2710
N-57    FT. WAYNE                 IN     11       2730
N-58    FT. WAYNE                 IN     11       1830
N-60    ROCKFORD                  IL     11       2990
N-61    SPRINGFIELD               IL     11       1780
N-62    COLORADO SPRINGS          CO     11       1111
N-63    PUEBLO                    CO     11       2281
N-64    EUREKA                    CA     11       2628
N-65    BOURBONNAIS (KANKAKEE)    IL     11       2802
N-66    BLOOMINGTON               IL     11       2840
N-67    PEORIA                    IL     11       1480
N-68    EAU CLAIRE                WI     11       2002
N-69    DECATUR                   IL     11       1320
N-70    CHAMPAIGN                 IL     11       2920
N-71    TERRE HAUTE               IN     11       2600
N-72    BLOOMINGTON               IN     11       2820
N-73    MICHIGAN CITY             IN     11       2290
N-74    BATTLE CREEK              MI     11       2040
N-75    MUSKEGAN                  MI     11       2930
N-76    SPRINGFIELD               OH     11       2390
N-77    SHERMAN                   TX     01/SSD   2627
N-78    ANDERSON                  SC     01       2305
N-79    W. DUNDEE                 IL     11       1820
N-80    NEWARK                    CA     11       1698
N-81    ALBANY                    GA     01       2815
N-82    QUINCY                    IL     11       2360
N-83    LAKELAND                  FL     01       1955
N-84    CHATTANOOGA               TN     01       1315
N-85    UNION CITY                GA     01       2865
N-86    FT. COLLINS               CO     11       2271
N-87    FAYETTEVILLE              AR     01       2241
N-88    BARBOURSVILLE             WV     01       1804
N-89    NORTH WALES               PA     01       1834
N-90    ROSEBURG                  OR     11       2289
N-91    OKLAHOMA CITY             OK     01       1211


** Deleted Pursuant to Request for Confidentiality Treatment.



Schedule Of Locations


STUDIO                                           STORE  SQUARE
NO.     CITY                     STATE  DIV      NO.    FOOTAGE**
- -----   ----------------         -----  -------  -----  ---------
N-92    BOCA RATON                FL     01       1645
N-93    HEMET                     CA     11       2248
N-94    GREELEY                   CO     11       2451
N-95    COLONIAL HEIGHTS          VA     01       2064
N-96    KNOXVILLE                 TN     01       1675
N-97    KNOXVILLE                 TN     01       1395
N-98    SPRINGFIELD               MO     01       1171
N-99    BEND                      OR     11       2279
P-02    CAPE GIRARDEAU            MO     11/SSD   2146
P-03    PADUCAH                   KY     11/SSD   2176
P-04    FT. SMITH                 AR     01       2231
P-05    WACO                      TX     01       1367
P-06    COLUMBUS                  MS     01       2086
P-07    JEFFERSON                 MO     11/SSD   2331
P-08    SALINA                    KS     11       2131
P-09    CASPER                    WY     11       2341
P-10    FARGO                     ND     11       2082
P-11    AUBURN                    AL     01       2595
P-12    CHEYENNE                  WY     11       2371
P-13    MYRTLE BEACH              SC     01       2785
P-14    COLUMBIA                  MO     11/SSD   2480
P-15    GRAND ISLAND              NE     11       2421
P-16    KANSAS CITY               MO     11/SSD   1181
P-18    MANHATTAN                 KS     11/SSD   2430
Q-01    COEUR D'ALENE             ID     11       2349
Q-02    ATTLEBORO                 MA     01       1033
Q-03    KINGSTON                  MA     01       2043
Q-04    PHILLIPSBURG              NJ     01       2574
Q-05    TITUSVILLE                FL     01       2195
Q-06    PARIS                     TX     01/SSD   2097
Q-07    CHESAPEAKE                VA     01       2454
Q-08    COLUMBIA                  TN     01       2375
Q-09    BOWIE                     MD     01       2004
Q-10    JENSEN BEACH              FL     01       2315
Q-11    MOREHEAD CITY             NC     01       2165


** Deleted Pursuant to Request for Confidentiality Treatment.



Schedule Of Locations


STUDIO                                           STORE  SQUARE
NO.     CITY                     STATE  DIV      NO.    FOOTAGE**
- -----   ----------------         -----  -------  -----  ---------
Q-12    LANGHORNE                 PA     01       1064
Q-13    BOULDER                   CO     11       2108
Q-14    SUMTER                    SC     01       2365
Q-15    MARTINSVILLE              VA     01       2094
Q-16    CORAL SPRINGS             FL     01       1055
Q-17    MIAMI                     FL     01       2155
Q-18    AIKEN                     SC     01       2095
R-01    HIGH POINT                NC     01       2545
R-02    DALTON                    GA     01       2615
R-03    KING OF PRUSSIA           PA     01       1884
R-05    ROME                      GA     01       2895
R-07    GREENVILLE                NC     01       2175
R-08    VALLEY STREAM             NY     01       1924
R-09    PRESCOTT                  AZ     11/SSD   2348
R-10    YORKTOWN HEIGHTS          NY     01       1944
R-11    CLOVIS                    NM     11       2888
R-12    ROSWELL                   NM     11       2207
R-13    SIERRA VISTA              AZ     11       2328
R-15    SANTA FE                  NM     11       2208
R-16    DULUTH                    GA     01       1685
R-17    FT. PIERCE                FL     01       2005
R-18    LUFKIN                    TX     01       2577
R-19    MANKATO                   MN     11       2142
R-20    WINCHESTER                VA     01       2784
R-21    ASHLAND                   KY     01       2854
R-23    HUMBLE                    TX     01       1417
R-25    WALLA WALLA               WA     11       2599
R-27    HILO                      HI     11       2388
R-30    HUNTSVILLE                AL     01       2166
R-31    CINCINNATI                OH     12      *1610
R-32    KAHULUI MAUI              HI     11       2148
R-33    BARTLESVILLE              OK     01       2221
R-34    MARION                    IN     11       2072
R-35    FAIRFIELD                 CA     11       2378
R-37    SLIDELL                   LA     01       2026

** Deleted Pursuant to Request for Confidentiality Treatment.
*  Remote Studios



Schedule Of Locations


STUDIO                                           STORE  SQUARE
NO.     CITY                     STATE  DIV      NO.    FOOTAGE**
- -----   ----------------         -----  -------  -----  ---------
R-38    MONTCLAIR                 CA     11       1748
R-40    KENNESAW                  GA     01       1155
R-41    ORLANDO                   FL     01       1285
R-43    WATERTOWN                 NY     01       2683
R-44    LEAVENWORTH               KS     11/SSD   2650
R-46    LONGMONT                  CO     11       2398
R-47    PALM BEACH GARDENS        FL     01       1765
R-48    PLATTSBURG                NY     01       2533
R-49    MUSKOGEE                  OK     01       2045
R-50    DULUTH                    MN     11       2500
R-51    BOWLING GREEN             KY     01       2546
R-52    GAINESVILLE               GA     01       2505
R-53    PITTSBURGH                PA     01       1034
R-54    FLUSHING                  NY     01       3244
R-56    LEWISTON                  ID     11       2209
R-57    WESTMINSTER               MD     01       2963
R-59    LIHUE                     HI     11       2368
R-60    MORRISTOWN                TN     01       2055
R-61    ARLINGTON                 TX     01/SSD   1437
R-63    TRAVERSE CITY             MI     11       2180
R-66    MONROE                    MI     11       2012
R-67    CHATTANOOGA               TN     01       1105
R-70    MANASSAS                  VA     01       2044
R-71    HATO REY                  PR     03       1905
R-72    CAROLINA                  PR     03       1925
R-73    BAYAMON                   PR     03       1915
R-75    PONCE                     PR     03       1945
R-76    MAYAGUEZ                  PR     03       2925
R-77    CAGUAS                    PR     03       2915
R-80    SAN ANTONIO               TX     01       1427
R-81    HOLLAND                   MI     11       2032
R-82    CHICO                     CA     11       2048
R-84    CHRISTIANBURG             VA     01       2985
R-85    SCHENECTADY               NY     01       2113
R-86    NEW PHILADELPHIA          OH     01       2080


** Deleted Pursuant to Request for Confidentiality Treatment.



Schedule Of Locations


STUDIO                                           STORE  SQUARE
NO.     CITY                     STATE  DIV      NO.    FOOTAGE**
- -----   ----------------         -----  -------  -----  ---------
R-87    BLOOMSBURG                PA     01       2284
R-88    AMES                      IA     11       2092
R-89    LOS ANGELES               CA     11       1018
R-91    ASHEBORO                  NC     01       2645
R-92    DU BOIS                   PA     01       2124
R-94    CHEEKTOWAGA               NY     01       2134
R-95    CHICAGO                   IL     11       2980
R-96    SHAWNEE                   OK     01       2057
R-97    ITHACA                    NY     01       2564
R-98    PORT CHARLOTTE            FL     01       2145
R-99    LEWISVILLE                TX     01/SSD   1076
S-414   ST. ANN                   MO     11/SSD   1500
S-426   VIRGINIA BEACH            VA     01       1265
S-427   DALLAS                    TX     01/SSD   1057
S-467   OVERLAND PARK             KS     11/SSD   1101
S-475   HOUSTON                   TX     01       1197
S-477   MESQUITE                  TX     01/SSD   1187
S-480   FT. WORTH                 TX     01/SSD   1117
S-482   HOUSTON                   TX     01       1017
S-483   HOUSTON                   TX     01       1067
S-484   HOUSTON                   TX     01       1127
S-487   PHILADELPHIA              PA     01       1084
S-492   PASADENA                  TX     01       1107
S-493   CRESTWOOD                 MO     11/SSD   1270
S-494   SILVER SPRINGS            MD     01       1304
S-495   BETHESDA                  MD     01       1424
S-752   UPPER DARBY               PA     01       1174
S-756   DALLAS                    TX     01/SSD   1227
S-758   ALBUQUERQUE               NM     11       1287
S-760   TULSA                     OK     01       1021
S-761   AUSTIN                    TX     01       1137
S-762   SAN ANTONIO               TX     01       1167
S-767   LANDOVER                  MD     01       1604
S-768   WILLOW GROVE              PA     01       1354
S-769   TAMPA                     FL     01       1505


** Deleted Pursuant to Request for Confidentiality Treatment.



Schedule Of Locations


STUDIO                                           STORE  SQUARE
NO.     CITY                     STATE  DIV      NO.    FOOTAGE**
- -----   ----------------         -----  -------  -----  ---------
S-771   LIVONIA                   MI     11       1460
S-772   TROY                      MI     11       1490
S-773   FLINT                     MI     11       1100
S-774   ROSEVILLE                 MI     11       1450
S-778   LOUISVILLE                KY     11       1850
S-779   COLUMBUS                  OH     11       1370
S-781   COLUBUS                   OH     11       1440
S-784   FRANKLIN                  TN     01       2875
S-785   GOODLETTSVILLE            TN     01       1386
S-786   MEDIA                     PA     01       1654
S-787   FLORISSANT                MO     11/SSD   1630
S-788   RICHARDSON                TX     01/SSD   1207
S-790   TIGARD                    OR     11       1079
S-791   MOBILE                    AL     01       1056
S-792   ALTAMONTE SPRINGS         FL     01       1355
S-793   TUCSON                    AZ     11       1338
S-794   SPOKANE                   WA     11       1029
S-795   METAIRIE                  LA     01       1226
S-797   GRETNA                    LA     01       1286
S-798   INDEPENDENCE              MO     11/SSD   1121
S-799   KANSAS CITY               MO     11/SSD   2301
S-800   WESTMINISTER              CA     11       1608
S-801   LAGUNA HNILLS             CA     11       1548
S-802   LINCOLN PARK              MI     11       1250
S-803   COLUMBUS                  OH     11       1150
S-804   AURORA                    IL     11       1660
S-805   IRVING                    TX     01/SSD   2147
S-806   SACRAMENTO                CA     11       1408
S-807   CITRUS HEIGHTS            CA     11       1538
S-808   BIRMINGHAM                AL     01       1266
S-810   BIRMINGHAM                AL     01       2746
S-812   CORNWELL HEIGHTS          PA     01       1454
S-814   WILMINGTON                DE     01       1853
S-815   WILMINGTON                DE     01       1254
S-816   DEPTFORD                  NJ     01       1464


** Deleted Pursuant to Request for Confidentiality Treatment.



Schedule Of Locations


STUDIO                                           STORE  SQUARE
NO.     CITY                     STATE  DIV      NO.    FOOTAGE**
- -----   ----------------         -----  -------  -----  ---------
S-817   MOORESTOWN                NJ     01       1494
S-818   LITTLE ROCK               AR     01       1016
S-819   N. LITTLE ROCK            AR     01       2066
S-820   COLUMBIA                  SC     01       1525
S-821   N. SAN DIEGO              CA     11       1648
S-822   NOVI                      MI     11       1760
S-823   NORMAN                    OK     01       2311
S-825   OKLAHOMA CITY             OK     01       1091
S-826   MT. VIEW                  CA     11       1238
S-827   EL PASO                   TX     11       1317
S-829   AMARILLO                  TX     01       1387
S-830   PARK FOREST               IL     11       1420
S-832   SCHAUMBURG                IL     11       1570
S-833   MERRILLVILLE              IN     11       1650
S-836   DES MOINES                IA     11       1012
S-837   N. HOLLYWOOD              CA     11       1168
S-838   CLEARWATER                FL     01       1415
S-839   TAMPA                     FL     01       1465
S-840   MONACA                    PA     01       1594
S-842   PITTSBURGH                PA     01       1334
S-844   PITTSBURGH                PA     01       1344
S-845   WEST MIFFLIN              PA     01       1824
S-846   GREENSBURG                PA     01       1714
S-847   SEATTLE                   WA     11       1009
S-848   TACOMA                    WA     11       1129
S-849   TUKWILA                   WA     11       1139
S-850   SEATTLE                   WA     11       1059
S-851   REDMOND                   WA     11       1069
S-852   FEDERAL WAY               WA     11       1099
S-853   SILVERDALE                WA     11       2309
S-855   EVERETT                   WA     11       2049
S-856   ST. PETERSBURG            FL     01       1295
S-857   VANCOUVER                 WA     11       2239
S-858   SALEM                     OR     11       2119
S-859   CHICAGO                   IL     11       1010


** Deleted Pursuant to Request for Confidentiality Treatment.



Schedule Of Locations


STUDIO                                           STORE  SQUARE
NO.     CITY                     STATE  DIV      NO.    FOOTAGE**
- -----   ----------------         -----  -------  -----  ---------
S-860   JACKSON                   MS     01       1106
S-861   MIDWEST CITY              OK     01       1261
S-862   BATON ROUGE               LA     01       1086
S-863   MONROE                    LA     01       1116
S-864   BOSSIER CITY              LA     01       2677
S-865   MONTGOMERY                AL     01       1126
S-866   PENSACOLA                 FL     01       1096
S-867   FLORENCE                  KY     11       1730
S-868   CHICAGO                   IL     11       1020
S-869   CHICAGO                   IL     11       1030
S-870   CHICAGO                   IL     11       1090
S-872   CHICAGO                   IL     11       1380
S-874   NILES                     IL     11       1290
S-876   OAK BROOK                 IL     11       1300
S-877   VERNON HILLS              IL     11       1620
S-879   SHREVEPORT                LA     01       1077
S-880   DES MOINES                IA     11       2392
S-881   UNION GAP                 WA     11       2029
S-883   BEAUMONT                  TX     01       1407
S-884   PORT ARTHUR               TX     01       2637
S-887   AKRON                     OH     01       1520
S-888   AKRON                     OH     01       1670
S-889   DENTON                    TX     01/SSD   2587
S-892   CLEVELAND                 OH     01       1430
S-893   ELYRIA                    OH     01       1310
S-894   MENTOR                    OH     01       1350
S-895   NORTH RANDALL             OH     01       1770
S-896   RICHMOND HEIGHTS          OH     01       1530
S-897   NORTH OLMSTEAD            OH     01       1710
S-898   ALEXANDRIA                LA     01       2087
S-899   MARY ESTHER               FL     01       2056
V-12    W. HARTFORD               CT     01       1063
V-13    ALBANY                    NY     01       1103
V-14    FAYETTEVILLE              NY     01       2223
V-15    CLAY NY   01   1623


** Deleted Pursuant to Request for Confidentiality Treatment.



Schedule Of Locations


STUDIO                                           STORE  SQUARE
NO.     CITY                     STATE  DIV      NO.    FOOTAGE**
- -----   ----------------         -----  -------  -----  ---------
V-16    NEW HARTFORD              NY     01       2603
V-18    WATERBURY                 CT     01       1183
V-19    GLEN FALLS                NY     01       2453
V-20    LEWISTON                  ME     01       2463
V-21    ALLENTOWN                 PA     01       1154
V-22    MAY'S LANDING             NJ     01       1554
V-23    BANGOR                    ME     01       2583
V-24    WILKES-BARRE              PA     01       2604
V-25    LANCASTER                 PA     01       1644
V-26    BURLINGTON                VT     01       2053
V-27    CAMP HILL                 PA     01       2624
V-29    WARWICK                   RI     01       1083
V-30    SWANSEA                   MA     01       2283
V-31    TOM'S RIVER               NJ     01       2524
V-32    N. DARTMOUTH              MA     01       2373
V-33    S. PORTLAND               ME     01       2183
V-34    READING                   PA     01       1484
V-35    HOLYOKE                   MA     01       1273
V-36    MANCHESTER                NH     01       2443
V-37    WATERFORD                 CT     01       1193
V-39    HARRISBURG                PA     01       1224
V-40    POTTSTOWN                 PA     01       2484
V-41    DEDHAM                    MA     01       1123
V-42    ORANGE                    CT     01       1113
V-43    BROCKTON                  MA     01       2233
V-44    NEWBURGH                  NY     01       2593
V-45    POUGHKEEPSIE              NY     01       1333
V-46    KINGSTON                  NY     01       2353
V-47    MIDDLETOWN                NY     01       1323
V-48    SALISBURY                 MD     01       1773
V-49    HANOVER                   PA     01       2244
V-50    SCRANTON                  PA     01       1534
V-51    SPRINGFIELD               MA     01       1093
V-53    MUNCY                     PA     01       2644
V-54    FRACKVILLE                PA     01       2684


** Deleted Pursuant to Request for Confidentiality Treatment.



Schedule Of Locations


STUDIO                                           STORE  SQUARE
NO.     CITY                     STATE  DIV      NO.    FOOTAGE**
- -----   ----------------         -----  -------  -----  ---------
V-55    BRAINTREE                 MA     01       1283
V-56    CAMILLUS                  NY     01       2164
V-57    YORK                      PA     01       1244
V-58    AUGUSTA                   ME     01       2293
V-59    LEBANON                   PA     01       2254
V-60    BRUNSWICK                 ME     01       2203
V-61    PRESQUE ISLE              ME     01       2143
V-62    DOVER                     DE     01       2654
V-63    WOONSOCKET                RI     01       2073
V-64    LANESBOROUGH              MA     01       2343
V-65    MERIDEN                   CT     01       1043
V-67    VINELAND                  NJ     01       2374
V-68    MANCHESTER                CT     01       1443
V-69    DANBURY                   CT     01       1303
V-70    HYANNIS                   MA     01       2323
V-71    NEWINGTON                 NH     01       2663
V-72    NATICK                    MA     01       1403
V-74    CONCORD                   NH     01       2023
V-75    AUBURN                    NY     01       2473
V-76    NASHUA                    NH     01       1313
V-77    HANOVER                   MA     01       1243
V-78    PEABODY                   MA     01       1253
V-79    AUBURN                    MA     01       1213
V-80    OCEAN                     NJ     01       1744
V-81    SAUGUS                    MA     01       1053
V-82    LEOMINSTER                MA     01       1133
V-83    BURLINGTON                MA     01       1163
Y-02    LANCASTER                 OH     11       2750
Y-03    ELIZABETHTOWN             KY     11       2030
Y-04    MERAUX                    LA     01       2385
Y-06    CHAMBERSBURG              PA     01       2224
Y-08    IRONDEQUOIT               NY     01       2003





** Deleted Pursuant to Request for Confidentiality Treatment.



Schedule Of Locations


STUDIO                                           STORE  SQUARE
NO.     CITY                     STATE  DIV      NO.    FOOTAGE**
- -----   ----------------         -----  -------  -----  ---------
Y-09    NEW HYDE PARK             NY     01       2933
Y-12    SOUTH WALDORF             MD     01       1074
Y-13    MURFREESBORO              TN     01       2226
Y-17    FAIRFIELD                 AL     01       2206
Y-18    SARATOGA SPRINGS          NY     01       2173
Y-19    COLUMBIA                  SC     01       2035
Y-21    FREEHOLD                  NJ     01       1204
Y-22    MASSENA                   NY     01       2033
Y-23    HOUSTON                   TX     01       5011
Y-24    ST. PETERS                MO     11/SSD   1182
Y-25    JACKSONVILLE              FL     01       1066
Y-26    WESTOVE                   WV     01       2304
Y-27    COON RAPIDS               MN     11       2902
Y-28    GUAYAMA                   PR     03       2675
Y-29    CRYSTAL RIVER             FL     01       2555
Y-30    CAMBRIDGE                 MA     01       1343
Y-31    OAKRIDGE                  TN     01       2376
Y-36    ST. CHARLES               IL     11       2041
Y-37    MESA                      AZ     11/SSD   1078
Y-38    BURBANK                   CA     11       1838
Y-39    RICHMOND                  CA     11       1788
Y-40    PINEVILLE                 NC     01       1646
Y-41    BLOOMINGDALE              IL     11       1172
Y-43    CARY                      NC     01       2824
Y-44    MARTINSBURG               WV     01       2814
Y-46    BALTIMORE                 MD     01       2823
Y-47    MIDLAND                   MI     11       2642
Y-48    FAIRBANKS                 AK     11       2819
Y-50    SALEM                     NH     01       1003
Y-51    TAUNTON                   MA     01       2934
Y-52    MONTEBELLO                CA     11       1998
Y-53    CLEVELAND                 TN     01       2345
Y-54    ASHTABULA                 OH     01       2932
Y-55    BLOOMINGTON               MN     11       1722
Y-56    BOYNTON BEACH             FL     01       1755


** Deleted Pursuant to Request for Confidentiality Treatment.



Schedule Of Locations


STUDIO                                           STORE  SQUARE
NO.     CITY                     STATE  DIV      NO.    FOOTAGE**
- -----   ----------------         -----  -------  -----  ---------
Y-57    VALENCIA                  CA     11       1999
Y-58    MORENO VALLEY             CA     11       1868
Y-61    HOMESTEAD                 FL     01       2235
Y-62    ALPHARETTA                GA     01       1695
Y-63    BEAVER CREEK              OH     11       1202
Y-64    PUYALLUP                  WA     11       2330





** Deleted Pursuant to Request for Confidentiality Treatment.















1.  [Deleted Pursuant to Request for Confidentiality Treatment.]

2.  [Deleted Pursuant to Request for Confidentiality Treatment.]

3.  [Deleted Pursuant to Request for Confidentiality Treatment.]








                              87
PAGE

Exhibit (11)

CPI CORP. COMPUTATION OF EARNINGS PER COMMON SHARE
FISCAL YEARS ENDED FEBRUARY 5, 1994, FEBRUARY 6, 1993
              AND FEBRUARY 1, 1992


     Computation of Earnings Per Common Share
Fiscal Years Ended February 5, 1994, February 6, 1993
               and February 1, 1992


                               1993          1992         1991
                            ----------    ----------   ----------
Common shares outstanding
 at beginning of
 fiscal period               16,955,730   16,929,102   16,859,600


Shares issued during
  the period -
  weighted average               18,624       23,338       53,139


Shares issuable under
 employee stock plans -
 weighted average                26,670       26,403       28,609


Dilutive effect of
  exercise of certain
  stock options                       0        5,858       19,903

Less:  Treasury stock -
  weighted average           (2,335,070)  (2,308,918)  (1,854,079)
                            ------------ ------------ ------------
Weighted average number
  of common and common
  equivalent shares          14,665,954   14,675,783   15,107,172
                            ============ ============ ============

Net earnings applicable
  to common shares          $13,236,456  $22,614,861  $27,134,744
                            ============ ============ ============
Earnings per common
  share                     $       .90  $      1.54  $      1.80
                            ============ ============ ============

                              88
PAGE

Exhibit (13)


                1993 ANNUAL REPORT TO SHAREHOLDERS


On the following pages is CPI Corp. 1993 Annual Report to
Shareholders.












































                              89
PAGE

(Front cover of Annual Report to Shareholders)

















  "Growth becomes most apparent when viewed over the long term."

                            CPI Corp.

               1993 Annual Report to Shareholders





  (Pictures: five pictures of a boy from birth to early teens)























                              90
PAGE

CPI AT A GLANCE

CPI Corp.'s cash flow has remained strong, even as profits have declined over the past three years. The profit decline is primarily the result of significantly increased competition in the portrait photography industry, causing margin deterioration. While this competitive environment has not abated, management believes that the next few years will show improved performance in operating earnings because of marketing innovations and expansion of the Company's various divisions.

CPI primarily operates businesses that provide reasonably priced, professionally performed consumer services-portrait photography, photofinishing and electronic publishing-throughout the U.S. and Canada through over 1,800 retail locations, including a newly entered fourth business-posters, prints and framing retailing. A brief review of the divisions follows:

      Leading position in the highly competitive preschool
                   portrait photography market

- -As the exclusive Sears Portrait Studios operator, CPI continues a 33-year partnership, with 900 studios in all major Sears stores in the U.S. and Canada, and 92 studios in non-Sears shopping centers.

- -Despite a dramatic increase in competition in the last three years, the Company has maintained its market position while concurrently developing new marketing programs employing digital imaging technology to significantly enhance products and services. In the next two years CPI will install this technology in all studios as the first phase of a 5-year, $75 million development program, in which studio capability to serve customers will be elevated to a new level.

         Leading position in the competitive, fragmented
                      photofinishing market

- -From a start-up venture in 1982, this business has developed into CPI's second major segment.

- -Through a combination of new store openings and acquisitions, the most significant of which was over 300 Fox Photo labs in 1991, the division has expanded to its present 670 locations, the largest such operation in the U.S.

- -While photofinishing is the primary customer service, significant revenues are generated from additional services and products provided to those customers. Full service to serious photographers is the hallmark of this enterprise.

- -The segment recorded significant operating earnings in 1993 despite increased competition from supermarkets, drug stores and mass merchants, and continues to generate consistently strong cash flow.

     Entry into new industry with acquisition of profitable
                          retail chain

- -Prints Plus is the leading non-franchise posters, prints and framing retailer in the U.S., offering unparalleled product selection tailored to each market's tastes, and "while-you-wait" framing service.

- -Acquired in late May, the new business contributed significantly to CPI's 1993 operating earnings.

- -Plans call for the addition of 15 locations per year to the chain's 1993 year-end 103 stores in prime mall locations.

       Conceptual development in digital graphics industry

- -Applying its skill in managing remote retail locations, CPI is developing a chain of high-tech copy stores.

- -Two experimental concept stores are exploring digital graphics technology that could have ongoing impact on CPI's present businesses.

                        Growth Resources

Capital for the expansion and upgrading of CPI's various businesses will come from operating cash flow, which has averaged $47.9 million over the past five years, with supplemental funding provided by the 1993 $60 million private note placement.

ACCOMPLISHMENTS AND HIGHLIGHTS

                      1993 Accomplishments

- -Maintained Portrait Studio market position through aggressive promotional campaign, despite continuing increase in competition.

- -Developed highly attractive new portrait studio products that utilize new digital imaging technology. Complete rollout expected by end of 1995.

- -Entered into new five-year license agreement with Sears, Roebuck and Co.

- -Continued expansion of Photofinishing segment, with increased sales and healthy cash flow, although earnings declined in the face of growing competition.

- -Acquired Prints Plus, the nation's leading non-franchised prints, poster and framing service retailer.

- -Secured $60 million in long-term capital for development of businesses, both technologically and geographically.




























                              93
PAGE

Financial Highlights--Continuing Operations: In millions of dollars, except percents and per share data

                                         One Year        Five Year
                    1993      1992      %Change   1988   %Change*
Sales
  Portrait
    Studios        $237.9    $264.4    (10.0)    $241.2
  Photofinishing    187.2     169.2     10.6%      69.3
  Other Products
    and Services     50.4      15.8    218.3%       7.6
   Total           $475.5    $449.4      5.8%    $318.1      8.4%

Operating Income**
  Portrait
    Studios        $ 30.0    $ 48.4    (38.1)%   $ 63.1
  Photofinishing      7.0       9.6    (27.4)%      0.6
  Other Products
    and Services      1.1      (4.1)   127.6%      (2.2)

Earnings After
  Taxes***         $ 11.1    $ 22.6    (50.8)%   $ 31.9    (19.0)%
Average Shares
  Outstanding
  (millions)         14.7      14.7     (0.1)%     16.7

Per Share
  Earnings from
    Continuing
    Operations     $  0.76   $  1.54   (50.6)%   $  1.91   (16.8)%

  Dividends           0.56      0.56     -          0.25
  Tangible Book
    Value             7.84      7.33     7.0%       7.68
  Price
    High           $ 20.75   $ 26.38     -       $ 22.25
    Low              13.88     15.00     -         17.25


*   compound annual rate 1988-1993
** 1992 and prior results restated: see explanation on page 139 of this document (Management's Discussion and Analysis of Financial Condition and Results of Operation--Operating
    Income).
*** Excluding $2.1 million credit from accounting change in 1993

                             94
PAGE

Financial Highlights:  Segment Results in Millions of Dollars


                          Portrait
                           Studios    Photofinishing       Other
1993 Sales                  238             187             50
1992 Sales                  264             169             16
1988 Sales                  241              69              8

1993 Operating Income**      30.0             7.0            1.1
1992 Operating Income**      48.4             9.6           -4.1
1988 Operating Income**      63.1             0.6           -2.2


** 1992 and prior results restated: see explanation on page 139 of this document (Management's Discussion and Analysis of Financial Condition and Results of Operation--Operating
   Income).



Financial Highlights:  Cash Flow in Millions of Dollars
    (See tables on pages 127-134 of this document.)
                Cash from
               Operations    OCECE*
1993              39            9
1992              37           24
1988              50           31


*  OCECE: Operating Cash in Excess of Capital Expenditures
          (Excluding Acquisitions)


Tables: Although portrait studio sales declined in 1993 because of competitive and economic conditions, photofinishing and other sales increased, primarily due to revenues from recent acquisitions. Portrait studio earnings were significantly lower. A decline in photofinishing results was more than offset by other gains. Cash flow from operations was relatively strong, despite a significant drop in total operating earnings.
                              95
PAGE

OVERVIEW

A Management Company
CPI is a retail management company, not a collection of separate enterprises. How they are run and what is required to run them is more important than what they do.

Over CPI's history of more than 50 years, a particular management method has evolved to encompass:
- - functional organizational structure
- - highly quantitative marketing techniques
- - effective hiring, training and motivation programs
- - specialized statistical and accounting controls

These tools are all employed with relative comfort by a pool of professionals who are able to transfer their special skills to new, but related venues of service retailing.

Business Philosophy
The depth of experience and leadership skills of senior management have helped develop CPI's philosophy of concentration on long-term progress, rather than focusing on short-term achievements or setbacks. Results over the past three years have tested this principle. Although the Company has experienced profit erosion over this period, its philosophy has been validated over the long-term by solid earnings per share, the traditional measure of performance. Furthermore, strong cash flow, even in the recent period, has enabled CPI to protect shareholder value through expansion, acquisitions, dividends and repurchase of shares.

Distinct Differences
CPI differs from typical retailers in several significant aspects:

- --Whereas most retailers focus on the display and resale of products, CPI's businesses focus more on providing high value-added services. These services employ state-of-the-art technology and yield gross margins significantly above industry norms. That technology has required a significant investment in production equipment, much of it developed internally on a proprietary basis.

- --The management of inventory is a continuing challenge for most retailers. The three typical problems in this area are onerous working capital requirements, obsolescence and shrinkage. Three of CPI's businesses have significant freedom from each of these. Inventory consists primarily of production materials related to work in progress and is relatively small compared to that of typical retailers. Therefore it is less burdensome on working capital. Obsolescence is not a factor because CPI's services take the form of personalized products, i.e., a customer's vacation pictures, or portraits of a customer's baby. Finally, shrinkage is non-existent because the pictures are valuable only to the purchaser.
                              96
PAGE

- --While CPI's recent performance has been hampered by intensified competition, particularly in the preschool portrait market, the economic climate of the last few years was also an adverse influence. However, the Company's two major businesses are probably less negatively affected by general economic downturns than are many retailers. This is because much of the Company's activity is driven by time-specific personal events, such as birthdays, graduations, vacations or holidays. Customers do not casually defer such purchases.

The Company, however, has an open mind to investment in more traditional retail businesses if they offer high profit potential and can employ complementary management abilities. In May 1993, CPI made such an investment with the acquisition of the Prints Plus chain of wall decor stores that offer prints, posters and custom framing. While inventory is more of a factor, the business still offers high value-added margin potential.

Much of CPI's success has been the result of identifying high-growth, high-margin consumer businesses that are:
- - responsive to promotional marketing
- - easily taught to employees
- - controllable through data monitoring
- - repeatable through small-scale operating units
- - expandable geographically on a broad scale

By adding these proven CPI skills to the existing management expertise in other more traditional retail organizations, the Company can continue to build on its existing solid base and extend itself more broadly.

Ten Years of Sales From Continuing Operations
            (in millions of dollars)

               Dollars
1983           131
1984           169
1985           198
1986           254
1987           283
1988           318
1989           351
1990           374
1991           415
1992           449
1993           476


                              97
PAGE

Ten Years of Earnings From Continuing Operations and Dividends
 (in dollars per share)


               Earnings  Dividends
1983           0.69      0.000
1984           0.67      0.000
1985           0.90      0.050
1986           1.18      0.085
1987           1.54      0.165
1988           1.91      0.250
1989           1.97      0.420
1990           2.19      0.500
1991           1.80      0.560
1992           1.54      0.560
1993           0.76      0.560


Tables: Since 1983, the compound annual sales growth rate has averaged 13.7% through 1993, although earnings per share from continuing operations have declined in the past three years.


























                              98
PAGE

FINANCIAL HIGHLIGHTS

(Pictures: a chart showing Stock Trading Price and Volume provided by Standard and Poor's as of April 15, 1994 is shown on this page)

Symbol/Market:                     CPY (NYSE)
Market Price:                      14 7/8 (4/15/94)
Price Range:                       18 1/4-13 7/8
                                   (12 months ended 4/15/94)
Market Capitalization:             $214.7 million (4/15/94)
Shares Outstanding:                14,433,704 (4/15/94)
12 Months Net Earnings Per Share:  $0.90 (FY '93)
Dividend Rate:                     $0.56 per share
Current P/E:                       16.5 (4/15/94)


Financial Ratios For Year-End


                         2/5/94         2/6/93
Income from Operations    4.0%           7.8%
Tax Rate                 40.0%          38.1%
Net Earnings              2.8%           5.0%
Return on Assets          5.6%           9.5%
Return on Equity          7.7%          14.1%


Sales and Earnings
From the initial public offering in 1982 through fiscal 1990, CPI averaged a compound annual growth in sales of 16.2% and in earnings per share from continuing operations of 19.1%. Net earnings as a percentage of sales averaged 8.1% during this period, and the average return on equity was 30.2%. The growth was due primarily to the aggressive expansion of the Sears Portrait Studios operation and, secondarily, to the 1982 launch and subsequent development of the CPI Photo Finish division. Although sales have continued to increase to the present, primarily due to acquisitions, earnings have declined each of the past three years as a result of an increasingly competitive retail environment and, to a lesser degree, the nation's continuing economic malaise.

Fiscal 1993
CPI's net sales for the 52-week period increased 5.8% to $475.5 million from $449.4 million for the 53 weeks of 1992, primarily due to expansion of the photofinishing segment, plus revenues from the Prints Plus acquisition. On a comparable 52-week basis, sales increased 7.4%. Earnings from continuing operations were $11.1 million versus the prior year's $22.6 million, while net earnings,
                              99
PAGE
including a $2.1 million credit from an accounting change, were $13.2 million. Net earnings per share, including a $0.14 credit from the accounting change, declined to $0.90 from $1.54 in 1992.

Portrait Studios sales in 1993 were down 10.0% to $237.9 million from $264.4 million, while operating earnings declined to $30.0 million from $48.4 million (1992 and prior results restated: see explanation on page 139 of this document (Management's Discussion and Analysis of Financial Condition and Results of Operation-- Operating Income)). Management believes the segment managed to maintain its leading position in the preschool portrait market, although total sittings declined slightly due to the previously mentioned competitive and economic conditions. Even with these decreases, the Portrait Studio segment still delivered 12.6% operating margin on sales.

Photofinishing sales increased by 10.6%, to $187.2 million from $169.2 million, with most of the gain due to the full-year contribution of the Proex labs, which were acquired in late 1992, combined with marginal growth in the CPI and Fox Photo labs. Operating earnings declined to $7.0 million from $9.6 million (1992 and prior results restated: see explanation on page 139 of this document (Management's Discussion and Analysis of Financial condition and Results of Operation--Operating Income)), partly due to a shift in sales mix from photofinishing services to lower margin products.

Sales in the Other Products and Services segment were $50.4 million, up from $15.8 million. Most of the increase was the result of sales growth in the Prints Plus acquisition, although more recently opened electronic publishing markets recorded small gains. The segment recorded operating earnings of $1.1 million, mainly due to the Prints Plus contribution, versus a 1992 loss of $4.1 million (1992 and prior results restated: see explanation on page 139 of this document (Management's Discussion and Analysis of Financial Condition and Results of Operation--Operating Income)).

Financial Strength
Cash and cash equivalents on February 5, 1994 stood at $66.4 million, bolstered primarily by a mid-year $60 million private note placement, compared to $21.0 million at the prior year's end. Cash disbursements in 1993 included $14.7 million in acquisitions, $30.4 million in capital expenditures, $8.2 million paid out in dividends and $0.7 million in stock repurchases. Cash reserves at year end represented 37.8% of shareholders' equity and long-term debt was 34.1%.

Shareholders' Equity
From $22.8 million at the end of fiscal 1982, shareholders' equity reached $175.5 million in 1993, primarily through retained earnings. Cash returned to shareholders consisted of cumulative dividends of $48.1 million since the initiation of a regular
                              100
PAGE
quarterly payment in December 1985, and $58.6 million used to purchase Company stock since the stock repurchase plan was authorized in September 1988.


Corporate Cash and Equity Compared to Cash Flow
            (in millions of dollars)


          Cash Flow      Cash+Equity    Cash only      Equity
1983      17              34            13              21
1984      18              45             2              43
1985      33              61            15              46
1986      33              94            30              64
1987      48             117            60              57
1988      50             137            66              71
1989      56             133            70              63
1990      53             152            88              64
1991      54             160            31             129
1992      37             172            21             151
1993      39             176            66             110


Table: At the end of fiscal 1993, the Company's equity totaled $175.5 million, and cash and cash equivalents totaled $66.4 million. Cash flow from operations in 1993 was $39.4 million (See Consolidated Statements of Cash Flows on page 151-152 of this document), or 8.3% of sales and 22.9% of beginning equity.




















                              101
PAGE

(Pictures: on this page are two pictures, one a line drawing showing a photographer using the Company's VideoVision equipment in 1982 and the second, an inset with calligraphy stating: Trust is the coin of the realm . . .)

TO OUR SHAREHOLDERS

Having just sent to all shareholders a comprehensive letter, the text of which is printed on page 119-121 of this report, it would be redundant to spend our time describing 1993 and 1994 operations. Instead, if you'll bear with my stepping outside of the Chairman's role, I'd like to tell you how I, as a long-term shareholder, view our company.

I believe CPI's current stock price is less than the underlying values of the operating businesses, even considering their less-than-satisfactory performance of the last three years. This leads to the logical conclusion that the additional qualities of trust and confidence are not being valued-an understandable result of normal shareholder turnover. During the last four years management has drawn on a reserve of shareholder confidence that should naturally arise from clear historical perspective, but since many of our shareholders are relatively new, that reserve may need to be supplemented. Let me offer some perspective through a short review of past annual reports in light of promises made and goals achieved:

Goal Setting

This management has been candid in establishing goals and, from time to time, defining expected achievements. They've successfully developed a profitable chain of almost a thousand Sears Portrait Studios and a high quality national photofinishing business with strong cash flows. Their failures include the Tender Sender experiment and the venture into department store portrait studios, both discontinued because of the difficulty in working through the turbulent department store channel. Management also took a shot at the business telephone industry which never quite got off the ground. So one might say that CPI has more failures than successes unless, of course, you tally the dollar values, which are very significantly on the positive side. In such analysis, one has to think twice about the classification of Sears Carpet Cleaning, which never turned into a successful operating business, but yielded almost $6 million pre-tax profit when sold.

In an operating context, management promised improvements with the introduction of the Sears Studio VideoVision System and then successfully proved that the system could increase productivity beyond expectations. VideoVision has not only served well for almost twelve years, but some of what was learned has opened new technological avenues. It was also about 1982 when management suggested that a successful photofinishing business would grow out
                              102
PAGE

(Pictures: on this page are two pictures, one, a picture of the Company's 1986 Annual Report to Shareholders and the second, an inset with calligraphy stating: . . . and price is its valuation)

of the small existing nucleus. Early expectations for profit growth were more optimistic than realized. The 20% operating profit goal was achieved in many of the older locations, but with tighter competition and recessions to deal with, operating earnings on over 450 established stores (before goodwill and intangible write-offs) have been closer to the 13-16% range. In 1983 management projected 200 operating labs by 1988, but actually reached 276, and by 1993 year end numbered 670.

The Company has repeatedly called attention to the strong cash flow generated by the Photofinishing segment, explaining that the growth through acquisition and first-time installation of new retail units causes much larger reserves for depreciation and amortization than is necessary to replace and refurbish existing units. For example, the 1993 levels of depreciation and amortization are more than three times the expected maintenance capital for refurbishment and replacement, and even though 1993 was one of the most difficult in recent years, divisional results would indicate an excess of $12.7 million in net cash available. (Segment operating income plus segment depreciation and amortization, less allocated corporate overhead and appropriate income taxes, less reserve for replacement of photofinishing equipment at $10,000 a unit per year equals net cash available.) This represents over 10% of identifiable assets. Even in a good year most of us would probably be satisfied with those results.

Planning for Growth

As cash balances started to grow in the 1980s, many were fearful of diversionary investments. Management promised a soundly based acquisition policy following established principles and consistent with announced business philosophies. We should judge those commitments now by considering the acquisition of Fox Photo in 1991, Proex in 1992, and Prints Plus-the newest forward-looking adventure-in 1993. Looks like a pretty good record.

When accumulating cash exceeded management's needs for investment, the board authorized a stock repurchase program in 1988 of 2.5 million shares which was virtually completed by 1992, and then expanded by another 2 million shares. We can criticize those repurchases in terms of today's stock pricing, but the goal was not to beat the market. Management's objective was to return excess cash to shareholders who chose to sell their holdings.

In a 1986 essay, management told us that "growth should be carefully controlled in a well-defined, rational atmosphere, and managed in proportion to existing businesses and to overall size and capabilities." At the same time, they built a model on the
                              103
PAGE

(Pictures: on this page are two pictures, one, a picture of the Company's 1988 Annual Report to Shareholders and the second, an inset stating: ". . . we might envision a return to double-digit compound growth.")

premise of 20% compound growth over a five-year time frame. That model essentially maintained its integrity through 1990, but the three years ending in 1993 have followed a different pattern. Although we've analyzed that three-year period as it happened, let's look at it in hindsight.

Redefining Sears Portrait Studios

In 1991, as the competition was ramping up in the portrait photography business, management announced a two-phase program for assuring long-term viability of its Sears Portrait Studios. They described phase one as an aggressive market share battle until structural changes were possible. Shareholders recognized the potential costs of such activity, knowing that the question was not one of choice, but rather of execution. During that phase the Company shed its department store studios and its Wal-Mart relationship to concentrate fully on the health of Sears Portrait Studios. They told us of the valuable Sears relationship and how important it was to focus single-mindedly on the tasks at hand.

Phase two is based on the fundamental concept advanced in 1988's Annual Report-that "premium margins could be achieved through premium services." We were advised during 1993 that testing was in process for the purpose of introducing a new operating mode by the end of the year. True to its promises, the Company announced full commitment to that "new mode" (phase two) in the form of specially designed systems which will allow CPI to serve its customers better. That commitment of $50 million for new technology and another $25 million for studio enhancement and enlargement represents the core of the program that will occupy most of management's attention during 1994.
They are now telling us that the portrait photography segment is expected to show improvement in 1994, despite the huge costs of installation, training and additional depreciation. Coupling that with an expected rebound in the photofinishing segment and continuing growth and development of Prints Plus, management advises us to expect a 12% to 38% improvement in 1994 earnings per share from continuing operations-in spite of expected first half decreases. On that basis we might envision a return to double-digit compound growth. Dare we again expect a 20% growth rate?

New Developments

The answer derives from an evaluation of the way management uses its resources. An interesting example, though certainly not
significant in short-term dollar returns, is the merger of two approaches to the imaging business. For the last four years CPI has
                              104
PAGE

(Picture: on this page is an insert stating: "This is an imperfect world and not all goals have been met, but we can use history to gauge the integrity of future promises.")

been developing pioneering applications in digital imaging through a partnership with Canon. The research project is now over and it's time for each to go its own way. This presents an opportunity to incorporate digital imaging techniques learned through Imageland into the copy service stores in an effort to turn these unprofitable operations into successful income producers. In 1988 and 1989, management described copy services as a venture that would not quickly pay off. We were advised that, depending on the rate of future expansion, we should not expect break-even operation until at least late 1991. Through 1993, progress has been excruciatingly slow. However, we must pay some credence to the economic disruption experienced through much of this period. It remains to be seen how successful that business might become in a healthy economic environment.

Summary

This catalogue of promises gleaned from previous annual reports may be viewed as a wandering discussion of various disconnected events, or as a testament to the integrity of a management that is prepared to make promises, establish principles and live within its guidelines. This is an imperfect world, and not all goals have been met, but we can use history to gauge the integrity of future promises. We are telling you now that the long-cultivated relationship with Sears will support the creation of a completely new image to portrait customers and a high-value reputation for an increasingly profitable enterprise. Our time horizon is still long-term. The new acquisitions are performing very well and will continue to offer excellent returns on capital invested. Earnings for 1994 are currently projected in a range of $0.85 to $1.05 per share. With known depreciation and amortization, cash flows would exceed $50 million for 1994. If these programs are successful, significant future growth should result.

How much confidence and trust should shareholders place in these promises? Looking at historical performance, I, as a substantial shareholder and key member of the management team, set aside in each of the past two years 25% of my salary to invest in stock options. In years past, I've been happy also to invest 50% of my bonus dollars through the deferred compensation plan, but when the shareholders are not doing well we don't pay bonuses to top management-witness the past three years. I guess that's the way it ought to be, but you should be the judge.

You'll find a lot of additional information in the accompanying report; we hope you find it informative and helpful. On behalf of management, I can tell you that we appreciate the support of our loyal shareholders and are dedicated to performance that engenders
                              105
PAGE
trust and confidence translatable into enhanced shareholder value. I'm proud to be a member of both classes. Thanks for listening.

April 15, 1994
Alyn V. Essman
Chairman, Chief Executive Officer














































                              106
PAGE

(Pictures: on this page is a picture of a young child with the caption "CPI's major business is professional portrait photography of babies, children, adults and family groups in 992 permanent studios, which CPI operates in the U.S., Puerto Rico and Canada as Sears' exclusive portrait photography concessionaire.")

SEARS PORTRAIT STUDIOS

The Preschool Portrait Market
The Company believes it is the largest participant in the over $1 billion portrait market of children under six years old. Although earlier U.S. Census Bureau population projections predicted a decline in the preschool population through the year 2000, recent increases in the birth rate indicate that the market over the next several years should remain strong. The Company gains access to this market through the children's mothers, who usually make the decision to purchase portraits. The typical customer is a mother under 35 years old, with one or two preschool children, and is a member of a middle-income family. Research indicates that she values photographers who are friendly and work well with children, taking the time to make sure each photograph is of high quality.

CPI-Sears Relationship
CPI is Sears' exclusive portrait service and its leading concessionaire, with the over 30-year relationship benefiting both companies. Throughout this long period, CPI and Sears have worked together in creating the mass portrait market, progressing from traveling photographers to permanent studios, developing pre-printed full-color portrait packages, and introducing technical innovations such as Video Vision. In recognition of its contributions and importance to Sears, CPI has received the prestigious "Partners in Progress" award from Sears for nine of the past eleven years.

The trust and integrity that the Sears name confers is a powerful asset in CPI's dealings with customers. Also, using Sears' daily cash management and accounting systems offers CPI valuable control mechanisms, and the Sears and Discover credit cards, along with other national credit cards, are convenient to studio customers.

Through its relationship with CPI, Sears enjoys substantial license fees and significant advertising exposure of the Sears name, with only minimal investment of its own capital and management resources. Sears provides floor space and basic services, while CPI recruits, trains and manages its own personnel, develops and executes its own advertising and marketing plans and provides all studio furniture, equipment and fixtures. In 1993, CPI spent $41.5 million, representing 17.5% of sales, in advertising the Sears name in connection with the portrait studios, primarily directed to women with young children, a highly valued customer base for Sears. CPI's marketing staff places much of the advertising under the same low media rates that Sears pays.
(Pictures: on this page is a picture of two of the Company's advertising coupon offers.)

Recent Developments

With CPI's Sears program as a model, competition in the U.S. preschool photography market started to increase dramatically in 1990. Concessionaires to other large chain retailers began converting their traveling photography operations to permanent studios, while also installing studios in new stores being opened by the retailers. The competitive proliferation continued unabated through 1993, resulting in an increase in the number of permanent directly competing studios of almost 1,700 locations, from just over 600 to about 2,300 studios. During the same 1990 through 1993 period, the number of Sears studios in the U.S. only increased from 840 to 872, including studios added in malls without a Sears store.

The competitive expansion has been supported by increasingly aggressive price promotions offering more and more portraits at very low prices, with the large advertised packages decreasing the probability that a customer would purchase additional portraits, thereby significantly capping the profit potential from additional sales. These "high content/low price" promotions take little account of the customer's actual desires for service and product selection, and have resulted in reduced profit margins throughout the industry. In the face of such competition, CPI chose to respond with aggressive promotional campaigns to maintain its leading position in the preschool photography market.

1993 Operating Results
Sales in the Sears Portrait Studios declined 7.3%, to $237.2 million from $255.9 million, due primarily to the increasingly competitive environment, combined with the continuing economic uncertainty. Portrait sittings were somewhat lower than the record level of 1992, and the Company's aggressive promotion and pricing in defense of its market position caused a drop in the average customer sale, lower division earnings, and a decline in operating margins to 12.3% from 18.9% (1992 and prior results restated: see explanation on page 139 of this document (Management's Discussion and Analysis of Financial Condition and Results of Operation-- Operating Income)) in the prior year.

Outlook
In mid-1992, CPI formed a Studio Strategic Development (SSD) Task Force and gave it the assignment of developing new strategies to allow the Sears Portrait Studios to better respond to customers' desires for quality products at a fair value, delivered in the friendliest possible environment, in order to provide a lasting competitive advantage. The SSD group, drawing on CPI's 5-year experience in digital imaging, embarked on an extensive series of marketing tests using new tools and processes to provide customers with a better, more rewarding studio experience.
                              108
PAGE

Based on positive results of these tests, conducted throughout 1993, the Company has made the decision to install new digital imaging technology in all studios as the first phase in a 5-year upgrade program of the studios. Through 1994, CPI expects to have spent about $50 million on the project; by the end of the decade the investment including studio renovation should total $75 million, funded from the August 1993 $60 million private placement and continuing cash flow from operations.

The new digital technology provides ultimate flexibility that enables the photographer to get the customer involved in the selection of her favorite poses and expressions. After the sitting she can make an immediate selection from the video screen or take home a set of full-color proofs of the selected poses. This allows the customer to exercise her own opinion and choices, clearly understand her options in a comfortable environment and to share her experiences with her friends and family.

To further enhance the total portrait experience, the Company plans to significantly improve the environment by remodeling the studios, increasing their size and installing new custom fixtures and furniture. The decor will feature softer, warmer colors and dramatic lighting that highlights the new studio atmosphere. Recognizing the importance of this endeavor, Sears and CPI have entered into a new 5-year licensing agreement and are working together to coordinate the studio remodeling with Sears' previously announced $4 billion capital expenditure program in which the retailer is upgrading and remerchandising its stores.

The upgraded design will also be incorporated in new studios located in five to ten new Sears stores scheduled to open in 1994, and in 25 to 30 new studios in malls without a Sears store. The division's capability will be further expanded by the installation of 50 to 60 additional camera rooms in existing studios, primarily those that are being remodeled.

Although competition in the industry may very well continue at an intense level in the foreseeable future, CPI management believes that the Company's marketing innovation, supported by its financial strength, technological capability and emphasis on enhanced customer service, will enable it to endure and overcome the current difficulties.










                              109
PAGE

Comparative Growth in Permanent Studio Locations from 1989 to 1993

          K-Mart         JCPenney       Wal-Mart       Sears
          Locations      Locations      Locations      Location
1989       344           270              4            840
1990       461           350             10            867
1991       669           470             26            877
1992      1040           500            190            885
1993      1262           517            440            872



Cumulative Portrait Studio Growth-Others vs. Sears

               Combined K-Mart, JCPenney          Sears
                and Wal-Mart Locations            Locations
1989            618                               840
1990            821                               867
1991           1165                               877
1992           1730                               885
1993           2219                               872


Tables above: In the four years from the end of 1989 through 1993, the number of Sears Portrait Studios increased by about 5%, while the number of competitive permanent locations almost quadrupled, primarily due to the conversion of traveling photography operations to permanent studios.















                              110
PAGE

Revenue Growth (in millions of dollars)

         Dollars
1983     112
1984     127
1985     142
1986     178
1987     195
1988     219
1989     235
1990     253
1991     251
1992     256
1993     237



Operating Earnings as a percent of sales
(1992 and prior results restated: see explanation on page 139 of this document (Management's Discussion and Analysis of Financial
Condition and Results of Operation--Operating Income)

         Percent of Sales
1983     25.3
1984     24.0
1985     26.7
1986     27.1
1987     27.7
1988     28.2
1989     26.7
1990     25.1
1991     23.1
1992     18.9
1993     12.3


The Sears Portrait Studios have recorded a long history of growth in total revenues as a result of added locations combined with increases in average sales per location. Over the past three years, however, revenues have been hampered by an increasingly competitive environment and the sluggish economy. Those negative factors, combined with management's aggressive promotional response to them, have caused operating margins to slip from the mid-to-upper 20% range to 12.3% in 1993.
                              111
PAGE

(Pictures: on this page are four pictures showing the picture taking process with the caption "The new digital technology provides ultimate flexibility that enables the photographer to get the customer involved in the selection of her favorite poses and expressions. After the sitting, the customer can make an immediate selection from the video screen or take home a set of full-color proofs of the selected poses.













































                              112
PAGE

(Pictures: on this page is a picture collage with the caption "CPI, the nation's largest owner/operator of photofinishing minilabs, entered the business in 1982, and through a combination of new store openings and acquisitions, has expanded the operation to its present size and sales volume. The most significant acquisition, that of Fox Photo, Inc. in 1991, added over 300 locations and almost doubled the business' size. Subsequent openings and acquisitions, including Proex in 1992 and 21 Fotomat labs in 1993, brought the 1993 year-end total to 670 locations.")

PHOTO FINISH

The Minilab Market
In 1992, the most recent full year reported by the Photo Marketing Association, total retail photofinishing sales were $5.5 billion, down from $5.7 billion in 1991. Stand-alone minilabs held an approximate 26% share, down slightly based on revised data, with 1992 revenues of $1.4 billion, a 6.2% decline from the prior year's $1.5 billion. Although 1993 totals are not yet available, PMA surveys indicate that the total industry rolls processed grew by about 2.5% in the first half of the year, suggesting a turnaround from the 3.3% decline in the 1992 full year.

In the past few years, the one-hour retail photofinishing industry has become increasingly competitive as mass merchandisers, supermarkets and drug store chains have added one-hour photofinishing service. In 1992, each of these three segments recorded slight gains in share of the somewhat smaller market. Wal-Mart and Eckerd Drug have been especially active in expanding one-hour service, and Qualex, the dominant wholesale lab operator, had by year-end 1993 placed over 900 one-hour microlabs in supermarkets and mass merchant outlets throughout the nation.

In the face of this increased competition, CPI is conspicuous among stand-alone minilab operators in its sustained success. In only eleven years, the business has grown from a start-up venture into a healthy, profitable segment with revenues approaching the $200 million level. The success validates CPI's vision in identifying and nurturing an emerging consumer market to which its managers could apply their proven operational skills.

1993 Operating Results
The segment's revenues in 1993 increased 10.6%, to $187.2 million from $169.2 million in 1992, with the gain due to the full-year contribution of the Proex labs, which were acquired in late 1992. Operating earnings declined to $7.0 million from $9.6 million (1992 and prior results restated: see explanation on page 139 of this document (Management's Discussion and Analysis of Financial Condition and Results of Operation--Operating Income)), partly due to a shift in the sales mix from photofinishing services into lower margin products, such as film, cameras and accessories. Considering that the division absorbed non-cash expenses totaling $19.7 million
                              113
PAGE

(Pictures: on this page are two pictures with the caption "Custom cropping and enlargements are among the popular services offered in CPI minilabs.")
in 1993, the resulting cash flow continues to confirm the real value of the business, as discussed in the September 1990 analysis, "Perspectives on CPI's Investment in Minilabs."

Outlook
In 1993, 34 minilabs were closed when, as their leases came up for renewal, their long-term profit outlook was judged to be marginal. During the same 1993 period, 21 new labs were opened. Equipment from the closed locations was relocated to the new minilabs, minimizing the need for new capital investment and contributing to the division's continuing progress.

Plans call for opening approximately 30 new minilabs in 1994, primarily in existing markets to take advantage of economies of scale in advertising and field management. With continuing consolidation in the minilab industry, the Company is also in a good position to invest in further acquisitions should the opportunities arise.

Significant marketing activities in 1994 will be devoted to increasing revenues from existing customers, both through a greater share of an individual customer's rolls processed, and by the sale of more ancillary products and services to that customer. Other efforts will be directed toward gaining roll-processing market share from other competing types of photofinishers.

In selected markets, tests are being conducted of a variety of new programs, each presenting a strategy believed to be appropriate to the competitive environment in a particular market. Based on positive results of a given test, other markets with similar competitive characteristics to the test market will be identified for roll-out of the successful strategy. The ultimate objective is to look at each market individually, and prepare a plan that best responds to its situation.

In a further step toward developing more focused marketing, a sales promotion team established in early 1993 has produced positive test results. Media expense was reduced and sales promotion funding was added, with the net effect being improved efficiency. Additionally, there were positive effects on employee morale due to the involvement of store personnel and field staff. Based on these results, similar allocations in the media and sales promotion budgets are planned for 1994.

Given these considerations, plus continuing development of the Proex operation, CPI management is confident that, in spite of the present competitive environment, the Photofinishing segment will improve its position as a significant contributor to long-term corporate earnings.
                              114
PAGE

CPI Photofinishing Revenue Growth
    (in millions of dollars)

                    Dollars
1983                  6
1984                 28
1985                 41
1986                 51
1987                 61
1988                 69
1989                 76
1990                 82
1991                121
1992                169
1993                187


Since 1983, revenues have grown from less than $6.0 million to $187.2 million in 1993.




























                              115
PAGE

(Pictures: on this page is a picture of a Prints Plus retail store.)
PRINTS PLUS
CPI's strategic acquisition in May 1993 of the Prints Plus chain provides another vehicle through which the Company can offer affordable, quality products and services to consumers. Prints Plus is the leading non-franchise poster, print and framing retailer in the U.S., operating 103 locations in prime regional shopping malls throughout the country. It is a well-run company with a strong continuing management team whose operational criteria and practices parallel those of CPI. As such, the new business represents a good strategic fit with CPI's existing capabilities and provides an advantageous investment of the Company's resources.

The Prints Plus business is expected to add over $50 million in annual revenues to CPI's total sales. Due to the seasonal nature of the retail industry, a majority of the sales and profits are generated in the fourth quarter surrounding the holiday season. Accordingly, it should be pointed out that the Prints Plus 1993 earnings contribution was disproportionately high due to the partial year, which did not include the early, seasonally slow period. Nevertheless, it is gratifying that the new business turned in positive results almost immediately, producing operating profits in both the third and fourth quarters.

Each store offers an unparalleled selection of posters and prints that reflect current decorating trends. While Prints Plus offers products for all age groups, artistic taste among age groups and geographic regions are different. Consequently, the merchandise mix of each location is tailored to a customer profile for each area that reflects trends, artistic tastes and buying characteristics within each age group. Marketing efforts center around in-store programs strongly supported by visual displays.

In providing framing service, Prints Plus holds a significant edge over most competitors located in regional malls and strip shopping centers. Prints Plus provides instant custom framing for everyday value pricing that few competitors can match.

Prints Plus has invested in a new point-of-sale system which is menu-driven and simplifies the sales transaction and supports additional sales efforts. The system will also provide capabilities to relieve administrative burdens and enhance marketing efforts.

With a strong, experienced Prints Plus management team in place, CPI plans to actively expand its newest business by adding approximately fifteen new locations in 1994 and a like number in subsequent years. Like the existing stores, the additions will be in prime locations within regional malls, access to which will be facilitated by the Company's ongoing contacts with mall developers through the CPI photofinishing division. The expansion will be funded by ongoing cash flow.
                              116
PAGE

(Pictures: on this page is a picture of a person taking a color photocopy on some electronic publishing equipment.)
ELECTRONIC PUBLISHING
CPI entered the electronic publishing segment of the quick print industry in the second quarter of 1988 with the acquisition of a group of copy stores in California. In the past five to ten years the electronic publishing business has evolved, through new technology, from simple black-and-white photocopying into a wide range of services, including digital color copying, binding and desktop publishing. The business fits all of CPI's criteria for identifying new ventures, described in the Overview section of this report, and offers good growth potential. New locations have been added in California, and the division has been expanded under CPI's proprietary Copy USA(registered trademark) identity in other regions.

1993 Operating Results
Revenues in 1993 were essentially even with the $15.8 million recorded in 1992, as growth in the division's newer markets offset the further decline in certain of the acquired California locations, whose results were hampered by that state's sustained economic problems. Profit reductions in those California locations were more than offset by a combination of improving performance in the newer markets and a significant reduction in depreciation expense.

Outlook
CPI's electronic publishing business may continue to experience operating losses for some time to come due to the continuing softness in the California economy. The newer locations are expected to continue their development in the coming year, with further reduction of losses as a result of continuing sales growth and increased operating efficiencies.

Probing the Future of Digital Imaging
In order to maintain a leadership position in all of its businesses, CPI is investing in research and development in the exploration of digital imaging technology. The Company is exploring new consumer and business services that employ digital technology to scan, modify and print diverse graphic elements in the creation of new composite graphics products. A retail location, called Imageland(trademark), is operating in Chicago as a pilot test in which staff designers assist customers in creative projects. Three distinct markets are being addressed:

- --Businesses-by providing full creative service in the design and production of high quality full-color brochures, slide presentations, posters and other products that were previously too expensive or time consuming using conventional production methods. This concept is especially applicable on limited-quantity projects.


                              117
PAGE

- --Graphics Professionals-by providing access to state-of-the-art workstations and output devices, plus technical and design assistance.

- --Consumers-by scanning, modifying and combining photos, slides, drawings and text in the creation of highly personalized products, such as posters, greeting cards and t-shirts, at affordable prices.


CPI is exploring other business, professional and consumer services through the Fox Imaging Center, a service bureau in Houston. The facility is also working with major manufacturers in the development of new applications of digital imaging technology.

Through these and other ventures yet to be established, CPI, with its understanding of ongoing advances in technology and its network of 1,800-plus stores that are known for imaging services, will be in the forefront of meeting consumer demand.


































                              118
PAGE

(Reprinted from March 17, 1994 press release on CPI Corp.
letterhead.)


March 17, 1994
TO:  CPI Shareholders
RE:  AN OVERVIEW OF 1994

As we enter 1994, we look back over three consecutive years of a pitched competitive battle in our portrait photography segment, coupled with a generally soft economy and capped off by a January fraught with natural disasters that shook up the West Coast, froze the Midwest and dumped tons of snow and ice on the East Coast. Of the three years, 1993 was the most trying, but in terms of progress for the future, was the most satisfying. We accomplished our basic objective of maintaining our market share over the three years, even though the cost in foregone profits was great. Second, and even more important, we reached a decision, based on comprehensive testing during 1993, to install new technology in all portrait studios as the first step in a program that will greatly alter, if not change completely, the mode in which we attract and serve portrait customers. During this transition, we expect to maintain our competitive posture and achieve reasonable profit performance.

We believe the studio enhancement program upon which we have embarked is well-conceived and based on sound market and technical research. Not only the concept, but also the implementation has been the subject of comprehensive planning with Sears, which endorses our efforts in a number of ways:

1. They have entered into a new five-year agreement with us that further solidifies our mutual interest in the portrait studio business.
2. They have endorsed our program of studio renovation and space expansion to better serve our mutual customers.
3. They will cooperate in marketing programs to introduce new products and services and to provide consistent messages and value offerings at Sears.

Our decision to commit approximately $75 million to this program was carefully considered at every level, including a rigorous examination by the company's board of directors and appropriate, objective, independent consultation. We anticipate strong returns on our investment.

With that background, it's time to look at 1994. Bluntly, while we believe 1994 will be a better earnings year than 1993, it will not achieve a satisfactory level. However, we owe our loyal shareholders a better explanation than that. We fully recognize the patience and confidence we have asked of you over the last three years. We understand the discomfort that arises from uncertainty, and in consideration of your patience we will, for
                              119
PAGE

1994 only, outline our planning in some detail. We will not provide statistics, specific marketing plans or other information which might weaken our competitive posture, but we will give you our best estimate of results for the coming year with the caution that earnings estimates are highly uncertain in this transition phase. If we find, as the year unfolds, that our outlook has changed in any major way, we will inform you as promptly as possible.

Let's first deal with the least complex issues:

      PHOTOFINISHING - Though we still envision a highly competitive environment, we expect some help from the cost-reduction efforts of 1993. Proex continues to perform well and there will be some reduction in the amortization of acquisition expenses. We anticipate an improvement in segment operating earnings and a continuation of very strong cash flows.

      OTHER PRODUCTS AND SERVICES - Prints Plus will be included in the operating results for the full year. Though we expect earnings growth, the results will be muted by seasonal losses expected in the early, non-comparable months. We expect some improvement in Copy Services, but the net result will be continued losses in 1994. So for the segment, management expects earnings to decrease in the first half, but to increase for the year as a whole.

      CORPORATE EXPENSE should be relatively consistent except for the inevitable increase in health care in the 6% range and an increase in net interest expense of approximately $1.5 million resulting from 1993's mid-year note placement.

      PORTRAIT STUDIOS - The major uncertainty in 1994's earnings outlook relates to the massive changes-in-progress in our core portrait photography segment. On the one hand, we have the benefit of our new long-term contractual relationship with Sears and Sears' endorsement of the changes we are making. The costs of installation, training, and initial depreciation of the new equipment will, however, all affect the first half disproportionately. Though we expect positive results to follow the installation, most of those advantages will occur in the second half of the year and relate primarily to the marketing of the benefits emanating from the technology.

Given the considerations addressed above, we expect a significant reduction in portrait studio earnings for the first two quarters and a turnaround in the second half, leading to an increase for the year which is totally dependent on the second half earnings increase. Should these plans materialize as expected, we anticipate achieving continuing earnings improvement for future years. It's important to recognize that the substantial capital
                              120
PAGE
investment will increase the proportion of fixed costs for at least the next five years, thereby tightening profit margins during the seasonally slower first half of each year. But it is also important to realize that the cash flow emanating from future earnings will be much greater than in the past due to the increased depreciation charges.

Based on the foregoing discussion, our current 1994 estimate is earnings per share in the $0.85 to $1.05 range. Achieving the midpoint projection would produce approximately $14 million of net income, which, when combined with known depreciation and amortization, yields $54 million in gross cash flow after taxes.
We expect capital expenditures to approximate $60 million, primarily a result of the major investment in the studios, and as we know of no extraordinary working capital changes, 1994 fiscal year end cash would be projected at approximately $50 million prior to any share repurchase. Shareholders must remain aware that these projected earnings are subject to the uncertainties of estimating in a year of rapid change and cannot be gauged until the company experiences its peak sales period in November and December.

With these thoughts in mind, we should focus our attention on cash management. Our company is very strong and we are confident of the wisdom and effectiveness of the path we have chosen. Management has demonstrated their confidence for the second consecutive year by significant participation in the salary reduction stock option plan. Our responsibility is to manage CPI's resources in such a way as to reward loyal shareholders and managers through stock performance. We believe the current valuation of the stock by the market presents an attractive opportunity for the company to increase shareholder value through share repurchases. We therefore have decided to mount a consistent and continuing repurchase program as long as loan covenants and cash resources permit and the stock price justifies purchase. We believe this is an effective way to contribute to long-term shareholder returns.

We hope you will find this information helpful and constructive.
Thanks for your time and your support.

Sincerely,


Alyn V. Essman
Chairman, Chief Executive Officer

                     INDEX-FINANCIAL REVIEW


Index-Financial Review


                                                       Page(s)

Financial Background and Trends                        123-134

Management's Discussion and Analysis of
  Financial Condition and Results
  of Operations                                        135-144

Consolidated Balance Sheets                            145-146

Consolidated Statements of Earnings                        147

Consolidated Statement of Changes
  in Stockholders' Equity                              148-150

Consolidated Statements of Cash Flows                  151-152

Notes to Consolidated Financial Statements             153-173

Selected Quarterly Financial Data and
  Stock Price and Volume                                   174

Independent Auditors' Report                               178

Company Directors and Officers                             179

Investor Information                                       180















                              122
PAGE

FINANCIAL BACKGROUND AND TRENDS

In the planning, execution and evaluation of its long-term strategies to maximize shareholder value, CPI management focuses on:

- --the cash flow generated internally;
- --the reinvestment of that cash in existing and new businesses;
- --the achievement of a rate of return on the assets and equity employed in comfortable excess of the cost of capital;
- --maintenance of significant cash balances, which both reduces financial risk and affords a high level of flexibility.

In order to provide an overview of the Company's performance, this analysis examines (1) the rates at which sales, assets and equity have grown, and (2) the rates of return earned on those earnings sources.

The objective herein is to provide shareholders with the same perspective used by management in its planning and also used by various analysts in their evaluations. The commentary should be read in connection with the table on pages 127-134, from which the data discussed is derived.

10 Year Overview

The decade 1984-1993 reflects management's assessment and testing of new businesses; the investment of ample cash flow in the expansion of those which looked promising; and management's resolve to offset competition, protecting and strengthening its market franchise by the persistent upgrading of products or services. The period's financial results are summarized in Table I.


Table I--Selected Financial Results From 1984-1993


1984-1993                     Growth Rate    Net Earnings***
Sales                         13.7%          7.2%
Total Assets                  17.8           15.1
Total Equity                  17.7           23.4
Employed Assets*              17.9           20.3
Employed Equity**             17.9           38.3

*   Total assets less cash and cash equivalents
**  Total equity less cash and cash equivalents
*** Excluding $2.1 million credit from accounting change in 1993.

                              123
PAGE

Sales compounded at 13.7% annually to $475.5 million from $131.2 million, while other earnings sources gained at a compound rate of almost 18%.

Changing Competitive Framework

Since dramatic changes in the competitive framework occurred in 1990, the further evaluation of the decade's performance is in two parts. The financial data and analyses show the period 1984-1990 to have been one of rapid and profitable growth in the face of normal competition, while the years 1991-1993 mark the advent of explosive growth in portrait studio competition and the Company's actions to counteract it, while continuing to fund development projects, undertake acquisitions, expand the Photofinishing segment and repurchase stock.

1984-1990--Profitable Growth

The 1984-1990 period was one of high earnings and cash flow growth, driven by vigorous and sustained expansion of Sears Portrait Studios and by the launch and rapid development of the Photofinishing segment. Earnings sources multiplied during the seven-year span, with sales expanding at a 16.1% compound annual rate to $373.9 million. Total assets and equity rose somewhat more quickly to $218.7 million and $151.7 million, respectively.


Table II--Selected Financial Results From 1984-1990

                                   Growth         Average Return
1984-90                            Rate           Net Earnings
Sales                              16.1%           8.2%
Total Assets                       20.5           17.8
Total Equity                       23.7           27.9
Employed Assets*                   16.0           23.7
Employed Equity**                  17.1           45.1


*  Total assets less cash and cash equivalents
** Total equity less cash and cash equivalents


As shown in Table II above, the average rates of return on the earnings sources-8.2% on sales, 17.8% on assets and 27.9% on equity-were well above the 10-year averages. Average return on employed assets was 23.7%, and 45.1% on employed equity.

                              124
PAGE

Net earnings per share also increased at an 18% compound rate to $2.19 from $0.69. The cash dividend, initiated in 1985, was raised to $0.50 from $0.05, reflecting an increase in the payout ratio to 23%. For the entire period, total operating cash flow accumulated to $290.6 million, funding $113.2 million in replacement capital expenditures, $58.9 million in acquisitions, $23.3 million in cash dividends and $43.8 million in stock repurchases and adding $75.1 million to cash balances-all accomplished with virtually no long-term debt.

Three Years of Transition

The 1991-1993 period has been one of adjustment and transition, characterized by declining margins in the core portrait business because of defensive and offensive tactics to offset competition, and general economic weakness. Although the period was difficult, earnings sources continued to increase, albeit at reduced rates. Sales gained at 8.3% to $475.5 million, largely due to acquisitions. Total assets rose at 11.8% to $305.8 million and equity at a more modest 5.0% to $175.5 million. See Table III below.


Table III-Selected Financial Results From 1991-1993

                              Growth              Average Return
1991-93                       Rate                Net Earnings***
Sales                          8.3%                4.6%
Total Assets                  11.8                 8.9
Total Equity                   5.0                12.8
Employed Assets*              22.4                12.3
Employed Equity**             19.8                22.6


*  Total assets less cash and cash equivalents
** Total equity less cash and cash equivalents
***Excluding $2.1 million credit from accounting change in 1993.


Employed assets expanded at 22.4% and returned on average 12.3%, while employed equity gained at 19.8% and produced a 22.6% average return. The uniformly adverse trend in rates of return was reflected in net earnings, which declined to $11.1 million (excluding a $2.1 million credit from an accounting change in
1993), or $0.76 per share, from the 1990 high of $33.6 million, or $2.19 per share. The cash dividend was increased to $0.56 from $0.50 per share.
                              125
PAGE

Even in this troublesome three-year period, cumulative operating cash flow was $130.2 million. Combining that with $60 million from privately placed notes, the Company financed $108.9 million in acquisitions, $24.8 million in cash dividends, and $14.7 million in stock repurchases, leaving a comfortable $66.4 million in cash and equivalents and a modest debt ratio of 34.1%.

Although other operating intelligence can be gleaned from the tables on pages 127-134, the summary analysis provided here shows that even in a most difficult period, such as the past three years, the Company has been able to achieve highly acceptable operating results.








































                              126
PAGE

Selected Financial Data From 1993-1991


                                       1993      1992      1991
Per Share:
  Sales                               $ 32.42   $ 30.62   $ 27.44
  Assets                                20.92     16.25     16.25
  Equity                                12.01     11.75     10.90
  Earnings                               0.90      1.54      1.80
  Dividends                              0.56      0.56      0.56
  Prices: high                          20.75     26.38     34.75
          low                           13.88     15.00     21.88
  P/E range: high                       23.06     17.13     19.31
             low                        15.42      9.74     12.15
  Dividend yield                         3.23%     2.71%     1.98%

Income Data (million $):
  Net sales                           $475.5    $449.4    $414.5
  Income from operations                18.8      34.8      39.2
  Net interest & other income(expense)  (0.3)      1.7       4.1
  Pre-tax earnings                      18.5      36.5      43.3
  Income taxes                           7.4      13.9      16.2
  Accounting change                      2.1        -         -
  Net earnings from
    continuing operations               13.2      22.6      27.1
  Avg. shares outstanding
    (in million shares)                 14.7      14.7      15.1

Balance Sheet (million $):
  Current assets                      $127.8    $ 73.2    $ 83.6
  Cash and equivalents                  66.4      21.0      31.2
  Net fixed assets                     114.3      97.6      97.7
  Total assets                         305.8     237.8     238.9
  Employed assets                      239.4     216.8     207.7
  Current liabilities                   65.2      56.8      67.0
  Long-term debt                        59.8       0.3       0.6
  Stockholders' equity                 175.5     171.9     160.3
  Employed equity                      109.2     151.0     129.0









                              127
PAGE

Selected Financial Data From 1993-1991

                                      1993      1992      1991
Funds Flow Data (million $):
  From operations                     $ 39.4    $ 36.9    $ 53.9
  Used for investments                 (45.1)    (36.9)    (92.2)
  From (used for) financing             51.1     (10.2)    (18.7)
  Change in cash & cash equivalents     45.4     (10.2)    (57.0)
  Capital expenditures*
    (excluding acquisitions)            30.4      13.3      22.3
  Acquisitions                          14.7      23.9      70.2
  OCECE**                                9.0      23.6      31.6

Ratio Analysis:
  Net margin (1)                         2.8       5.0       6.5
  Asset turnover (2)***                  2.00x     1.88x     1.90x
  Return on assets (3)***                5.56%     9.46%    12.35%
  Financial leverage (4)***              1.38x     1.49x     1.44x
  Return on equity (5)***                7.67%    14.10%    17.78%
  Retention rate (6)                      .381      .637      .689
  Implied growth rate (7)                2.92%     8.98%    12.25%
OCECE Ratios (8):
  % of revenues                          1.90%     5.25%     7.63%
  % of assets***                         3.80%     9.87%    14.46%
  % of equity ***                        5.25%    14.72%    20.85%
  % of employed assets (9)               4.16%    11.36%    24.25%
  % of employed equity (10)              5.98%    18.28%    49.87%


*    To maintain capacity
**   Operating cash in excess of capital expenditures
***  Beginning fiscal year
(1)  Net margin: Net earnings/net sales
(2)  Asset turnover: Net sales/total assets (beginning)
(3)  Return on assets: Net margin x asset turnover
(4) Financial leverage: Total assets (beginning)/stockholders' equity (beginning)
(5)  Return on equity: Return on assets x financial leverage
(6) Retention rate: Net earnings less dividends on common stock (1993-1985)/net earnings
(7)  Implied growth rate: Return on equity x retention rate
(8)  OCECE: Operating cash in excess of capital expenditures
(9)  Employed assets: Total assets less cash and cash equivalents
(10) Employed equity: Stockholders' equity less cash and cash equivalents

                              128
PAGE

Selected Financial Data From 1990-1988


                                       1990      1989      1988
Per Share:
  Sales                               $ 24.31   $ 22.33   $ 19.02
  Assets                                14.48     12.74     12.03
  Equity                                10.04      8.63      8.34
  Earnings                               2.19      1.97      1.91
  Dividends                              0.50      0.42      0.25
  Prices: high                          32.88     33.88     22.25
          low                           24.25     21.00     17.25
  P/E range: high                       15.01     18.51     12.29
             low                        11.07     11.48      9.53
  Dividend yield                         1.75%     1.53%     1.27%

Income Data (million $):
  Net sales                           $373.9    $350.5    $318.1
  Income from operations                47.0      42.7      47.0
  Net interest & other income(expense)   6.5       5.6       5.7
  Pre-tax earnings                      53.5      48.3      52.7
  Income taxes                          19.9      17.4      20.8
  Accounting change                        -         -         -
  Net earnings from
    continuing operations               33.6      30.9      31.9
  Avg. shares outstanding
    (in million shares)                 15.4      15.7      16.7

Balance Sheet (million $):
  Current assets                      $130.2    $106.4    $104.5
  Cash and equivalents                  88.3      70.0      65.5
  Net fixed assets                      80.7      81.4      78.0
  Total assets                         218.7     196.5     197.0
  Employed assets                      130.4     126.5     131.5
  Current liabilities                   51.4      47.8      47.3
  Long-term debt                         0.5       0.3       0.5
  Stockholders' equity                 151.7     133.1     136.6
  Employed equity                       63.4      63.1      71.1









                              129
PAGE

Selected Financial Data From 1990-1988

                                       1990      1989      1988
Funds Flow Data (million $):
  From operations                     $ 53.3    $ 55.9    $ 50.1
  Used for investments                 (19.7)    (19.3)    (34.4)
  From (used for) financing            (15.3)    (32.1)     (9.7)
  Change in cash & cash equivalents     18.3       4.5       6.0
  Capital expenditures*
    (excluding acquisitions)            18.1      21.1      19.3
  Acquisitions                           1.2       0.8      11.0
  OCECE**                               35.2      34.8      30.8

Ratio Analysis:
  Net margin (1)                         9.0       8.8      10.0
  Asset turnover (2)***                  1.90x     1.78x     1.89x
  Return on assets (3)***               17.10%    15.66%    18.90%
  Financial leverage (4)***              1.48x     1.44x     1.44x
  Return on equity (5)***               25.31%    22.55%    27.22%
  Retention rate (6)                      .773      .771      .863
  Implied growth rate (7)               19.57%    17.39%    23.52%
OCECE Ratios (8):
  % of revenues                          9.42%     9.92%     9.71%
  % of assets***                        17.93%    17.64%    18.31%
  % of equity ***                       26.46%    25.45%    26.45%
  % of employed assets (9)              27.84%    26.43%    28.30%
  % of employed equity (10)             55.80%    48.92%    54.01%


*    To maintain capacity
**   Operating cash in excess of capital expenditures
***  Beginning fiscal year
(1)  Net margin: Net earnings/net sales
(2)  Asset turnover: Net sales/total assets (beginning)
(3)  Return on assets: Net margin x asset turnover
(4) Financial leverage: Total assets (beginning)/stockholders' equity (beginning)
(5)  Return on equity: Return on assets x financial leverage
(6) Retention rate: Net earnings less dividends on common stock (1993-1985)/net earnings
(7)  Implied growth rate: Return on equity x retention rate
(8)  OCECE: Operating cash in excess of capital expenditures
(9)  Employed assets: Total assets less cash and cash equivalents
(10) Employed equity: Stockholders' equity less cash and cash equivalents

                              130
PAGE

Selected Financial Data From 1987-1985


                                       1987      1986      1985
Per Share:
  Sales                               $ 16.92   $ 15.50   $ 12.85
  Assets                                10.14      8.45      6.47
  Equity                                 7.02      5.69      4.01
  Earnings                               1.54      1.18      0.90
  Dividends                              0.165     0.085     0.050
  Prices: high                          27.75     21.88     12.75
          low                           12.75     11.88      7.88
  P/E range: high                       19.01     19.71     14.17
             low                         8.73     10.70      8.76
  Dividend yield                         0.81%     0.50%     0.48%

Income Data (million $):
  Net sales                           $283.2    $254.4    $198.3
  Income from operations                43.0      38.3      26.7
  Net interest & other income(expense)   3.2       1.0       0.2
  Pre-tax earnings                      46.2      39.3      26.9
  Income taxes                          20.4      19.9      13.0
  Accounting change                       -          -         -
  Net earnings from
    continuing operations               25.8      19.4      13.9
  Avg. shares outstanding
    (in million shares)                 16.7      16.4      15.4

Balance Sheet (million $):
  Current assets                      $ 90.5    $ 60.2    $ 36.6
  Cash and equivalents                  59.6      29.5      14.7
  Net fixed assets                      68.8      68.0      55.6
  Total assets                         168.7     139.3      98.7
  Employed assets                      109.1     109.7      84.1
  Current liabilities                   39.9      36.1      30.5
  Long-term debt                         0.2       0.4       0.4
  Stockholders' equity                 116.7      93.8      61.2
  Employed equity                       57.2      64.2      46.5









                              131
PAGE

Selected Financial Data From 1987-1985

                                      1987      1986      1985
Funds Flow Data (million $):
  From operations                     $ 47.5    $ 32.8    $ 33.1
  Used for investments                 (16.8)    (30.6)    (13.8)
  From (used for) financing             (0.7)     12.7      (6.6)
  Change in cash & cash equivalents     30.0      14.9      12.7
  Capital expenditures*
    (excluding acquisitions)            13.6      16.4       9.8
  Acquisitions                           3.2      15.5       3.9
  OCECE**                               33.9      16.4      23.3

Ratio Analysis:
  Net margin (1)                         9.1       7.6       7.0
  Asset turnover (2)***                  2.03x     2.58x     2.46x
  Return on assets (3)***               18.47%    19.61%    17.22%
  Financial leverage (4)***              1.49x     1.61x     1.81x
  Return on equity (5)***               27.52%    31.57%    31.17%
  Retention rate (6)                      .888      .924      .945
  Implied growth rate (7)               24.44%    29.17%    29.46%
OCECE Ratios (8):
  % of revenues                         12.00%     6.46%    11.74%
  % of assets***                        24.39%    16.64%    28.91%
  % of equity ***                       36.22%    26.86%    52.25%
  % of employed assets (9)              30.96%    19.54%    29.64%
  % of employed equity (10)             52.55%    35.33%    54.68%


*    To maintain capacity
**   Operating cash in excess of capital expenditures
***  Beginning fiscal year
(1)  Net margin: Net earnings/net sales
(2)  Asset turnover: Net sales/total assets (beginning)
(3)  Return on assets: Net margin x asset turnover
(4) Financial leverage: Total assets (beginning)/stockholders' equity (beginning)
(5)  Return on equity: Return on assets x financial leverage
(6) Retention rate: Net earnings less dividends on common stock (1993-1985)/net earnings
(7)  Implied growth rate: Return on equity x retention rate
(8)  OCECE: Operating cash in excess of capital expenditures
(9)  Employed assets: Total assets less cash and cash equivalents
(10) Employed equity: Stockholders' equity less cash and cash equivalents

                              132
PAGE

Selected Financial Data From 1984-1983


                                       1984      1983
Per Share:
  Sales                                $ 10.98   $  8.53
  Assets                                  5.33      3.96
  Equity                                  2.95      2.28
  Earnings                                0.67      0.69
  Dividends                                -         -
  Prices: high                           11.88     17.12
          low                             7.06     10.50
  P/E range: high                        17.73     24.81
             low                         10.54     15.22
  Dividend yield                           -         -

Income Data (million $):
  Net sales                            $168.9    $131.2
  Income from operations                 19.1      18.4
  Net interest & other income(expense)   (0.7)      0.8
  Pre-tax earnings                       18.4      19.2
  Income taxes                            8.1       8.6
  Accounting change                        -         -
  Net earnings from
    continuing operations                10.3      10.6
  Avg. shares outstanding
    (in million shares)                  15.4      15.4

Balance Sheet (million $):
  Current assets                       $ 21.5    $ 29.7
  Cash and equivalents                    2.0      13.2
  Net fixed assets                       51.9      28.2
  Total assets                           80.5      59.4
  Employed assets                        78.5      46.2
  Current liabilities                    31.1      22.5
  Long-term debt                          0.7       0.1
  Stockholders' equity                   44.6      34.3
  Employed equity                        42.6      21.0









                              133
PAGE

Selected Financial Data From 1984-1983

                                       1984      1983
Funds Flow Data (million $):
  From operations                      $ 17.9    $ 16.7
  Used for investments                  (37.1)    (17.4)
  From (used for) financing               7.9       0.4
  Change in cash & cash equivalents     (11.3)     (0.3)
  Capital expenditures*
    (excluding acquisitions)             14.9      14.5
  Acquisitions                           23.2       1.7
  OCECE**                                 3.0       2.2

Ratio Analysis:
  Net margin (1)                          6.1       8.1
  Asset turnover (2)***                   2.84x     3.09x
  Return on assets (3)***                17.32%    25.03%
  Financial leverage (4)***               1.73x     1.86x
  Return on equity (5)***                29.96%    46.56%
  Retention rate (6)                      1.00      1.00
  Implied growth rate (7)                29.96%    46.56%
OCECE Ratios (8):
  % of revenues                           1.76%     1.66%
  % of assets***                          5.00%     5.11%
  % of equity ***                         8.67%     9.51%
  % of employed assets (9)                6.43%     7.50%
  % of employed equity (10)              14.12%    23.31%


*    To maintain capacity
**   Operating cash in excess of capital expenditures
***  Beginning fiscal year
(1)  Net margin: Net earnings/net sales
(2)  Asset turnover: Net sales/total assets (beginning)
(3)  Return on assets: Net margin x asset turnover
(4) Financial leverage: Total assets (beginning)/stockholders' equity (beginning)
(5)  Return on equity: Return on assets x financial leverage
(6) Retention rate: Net earnings less dividends on common stock (1993-1985)/net earnings
(7)  Implied growth rate: Return on equity x retention rate
(8)  OCECE: Operating cash in excess of capital expenditures
(9)  Employed assets: Total assets less cash and cash equivalents
(10) Employed equity: Stockholders' equity less cash and cash equivalents

                              134
PAGE

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

The Company's three business segments are Portrait Studios, Photofinishing and Other Products and Services. The Other Products and Services segment consists of the newly acquired wall decor operation and the electronic publishing operation. To establish a framework for discussion, financial data has been selected which summarizes the Company's operating results for fiscal years 1993, 1992 and 1991. The 1992 fiscal year ended February 6, 1993 included a 53 week period, whereas fiscal years 1993 and 1991, ended February 5, 1994 and February 1, 1992, respectively, covered 52 week periods.







































                              135
PAGE

Selected Financial Data 1993 Versus 1992
(In thousands except per share amounts)


                        FY '93     Amount     Percent   FY '92
                        52 weeks   Change     Change    53 weeks
Net sales:
  Portrait Studios      $237,937   $(26,421)   (10.0)%  $264,358
  Photofinishing         187,210     18,014     10.6     169,196
  Other Products
    and Services          50,373     34,547    218.3      15,826
                        ---------  ---------   -------  ---------
Total net sales         $475,520   $ 26,140      5.8%   $449,380
                        =========  =========   =======  =========
Operating earnings:
  Portrait Studios      $ 29,970   $(18,471)   (38.1)%  $ 48,441
  Photofinishing           6,972     (2,637)   (27.4)      9,609
  Other Products
    and Services           1,142      5,275    127.6      (4,133)
                         ---------  ---------   -------  ---------
Total operating earnings  38,084    (15,833)   (29.4)     53,917
General corporate
  expenses                19,299        217      1.1      19,082
                        ---------  ---------   -------  ---------
Income from operations    18,785    (16,050)   (46.1)     34,835
Net interest income
  (expense)                 (789)    (1,803)  (177.9)      1,014
Other income                 524       (150)   (22.2)        674
                        ---------  ---------   -------  ---------
Earnings before income
  taxes and cumulative
  effect of accounting
  change                  18,520    (18,003)   (49.3)     36,523
Income tax expense         7,404     (6,504)   (46.8)     13,908
                        ---------  ---------   -------  ---------
Earnings before
  cumulative effect of
  accounting change     $ 11,116   $(11,499)   (50.8)%  $ 22,615
Cumulative effect of
  accounting change        2,120      2,120    100.0           -
                        ---------  ---------   -------  ---------
Net earnings            $ 13,236   $ (9,379)   (41.5)%  $ 22,615
                        =========  =========   =======  =========
Earnings per common
  share:
  Earnings before
    cumulative effect of
    accounting change   $   0.76   $  (0.78)   (50.6)%  $   1.54
  Cumulative effect of
    accounting change       0.14       0.14    100.0           -
                        ---------  ---------   -------  ---------
  Net earnings          $   0.90   $  (0.64)   (41.6)%  $   1.54
                        =========  =========   =======  =========
Weighted average number
  of common and common
  equivalent shares
  outstanding             14,666        (10)    (0.1)%    14,676
                        =========  =========   =======  =========
Dividends per share     $   0.56   $      -        -    $   0.56
                        =========  =========   =======  =========





                              136
PAGE

Selected Financial Data 1992 Versus 1991
(In thousands except per share amounts)


                         FY '92     Amount     Percent    FY '91
                        53 weeks   Change      Change    52 weeks
Net sales:
  Portrait Studios      $264,358   $(14,647)    (5.2)%  $279,005
  Photofinishing         169,196     47,818     39.4     121,378
  Other Products
    and Services          15,826      1,690     12.0      14,136
                        ---------  ---------   -------  ---------
Total net sales         $449,380   $ 34,861      8.4%   $414,519
                        =========  =========   =======  =========

Operating earnings:
  Portrait Studios      $ 48,441   $ (8,502)   (14.9)%  $ 56,943
  Photofinishing           9,609      1,942     25.3       7,667
  Other Products
    and Services          (4,133)       615     13.0      (4,748)
                        ---------  ---------   -------  ---------
Total operating earnings  53,917     (5,945)    (9.9)     59,862
General corporate
  expenses                19,082     (1,608)    (7.8)     20,690
                        ---------  ---------   -------  ---------
Income from operations    34,835     (4,337)   (11.1)     39,172
Net interest income
  (expense)                1,014     (2,409)   (70.4)      3,423
Other income                 674         (6)    (0.9)        680
                        ---------  ---------   -------  ---------
Earnings before income
  taxes and cumulative
  effect of accounting
  change                  36,523     (6,752)   (15.6)     43,275
Income tax expense        13,908     (2,232)   (13.8)     16,140
                        ---------  ---------   -------  ---------
Earnings before
  cumulative effect of
  accounting change     $ 22,615   $ (4,520)   (16.7)%  $ 27,135
Cumulative effect of
  accounting change             -          -        -           -
                        ---------  ---------   -------  ---------
Net earnings            $ 22,615   $ (4,520)   (16.7)%  $ 27,135
                        =========  =========   =======  =========
Earnings per common
  share:
  Earnings before
    cumulative effect of
    accounting change   $   1.54   $  (0.26)   (14.4)%  $   1.80
  Cumulative effect of
    accounting change          -          -        -           -
                        ---------  ---------   -------  ---------
  Net earnings          $   1.54   $  (0.26)   (14.4)%  $   1.80
                        =========  =========   =======  =========
Weighted average number
  of common and common
  equivalent shares
  outstanding             14,676       (431)    (2.9)%    15,107
                        =========  =========   =======  =========
Dividends per share     $   0.56   $     -         -    $   0.56
                        =========  =========   =======  =========

                              137
PAGE

Significant events that affected operating results in the last two fiscal years are described as follows:

Prints Plus Acquisition
On May 30, 1993, the Company acquired Prints Plus, a wall decor chain, from Melville Corporation for approximately $14.7 million. The acquisition included 102 stores, located in malls throughout the United States, operating a prints, posters and framing business with annual sales in excess of $40.0 million. In addition, the Company entered into a non-compete agreement with Melville Corporation for cash consideration aggregating approximately $1.0 million. The acquisition was recorded using the purchase method of accounting and, accordingly, the results of operations have been included in the Company's consolidated financial statements effective May 30, 1993.

Proex Acquisition
On December 1, 1992, the Company purchased the operational assets of Pemtom, Inc., a Minneapolis-based company operating under the name Proex, for cash consideration amounting to approximately $19.0 million. The fair value in excess of the net assets acquired was approximately $6.7 million, which is being amortized on a straight-line basis over a forty-year period. Under separate agreements, the company secured the services of the seven-member Pemtom management team for an aggregate amount of $4.8 million. The acquired company now operates 19 portrait studios and 28 photo-finishing locations, which together had annual sales of $22.3 million in fiscal year 1993. The acquisition was recorded as a purchase and, accordingly, the results of operations have been included in the Company's consolidated financial statements effective December 1, 1992.

Results of Operations

Revenues
Sales were $475.5 million in fiscal 1993, a 5.8% increase over 1992. The increase is mainly due to the added sales from the newly acquired Prints Plus and Proex operations, partially offset by one less week of sales in 1993 and by a decline in Portrait Studio sales caused by lower comparable sales in the Sears Portrait Studios operation and the absence of sales from the Wal-Mart traveling studio business and Portraits of Distinction Studios. Sales in 1992 increased 8.4% to $449.4 million from $414.5 million in 1991. Photofinishing expansion, including the acquisition of Fox Photo and Proex, accounted for a major portion of the sales increase. During fiscal year 1992, the Company withdrew from the Wal-Mart traveling studio business and the Portraits of Distinction studios. Combined sales from these businesses amounted to $7.3 million and $26.8 million in fiscal years 1992 and 1991, respectively.


                              138
PAGE

Sears Portrait Studios sales were $237.3 million, $255.9 million and $251.0 million for fiscal years 1993, 1992 and 1991, respectively, declining 7.3% in 1993 after increasing 2.0% in 1992. Eliminating the effect of the 53-week year in 1992, Sears Portrait Studio sales, on a comparable 52-week basis, declined 5.9% in 1993 after being virtually level in 1992 with the prior year. In the last three fiscal years, the Company has experienced increasing competition from others who have continued to add permanent studio locations. In an effort to maintain market share, the Company has used price promotions more aggressively during the last two fiscal years, resulting in lower customer averages. Additionally, the Company closed 42 portrait studios during the year, the majority as a result of Sears planned store closing program announced early in 1993. During the 1993 fiscal year, the Company opened 33 portrait studios, 29 of which are not in Sears stores.

Photofinishing sales in 1993 rose 10.6% to $187.2 million from $169.2 million in 1992, following a 39.4% gain from $121.4 million in 1991. Photofinishing includes the sales and operating results of CPI Photo Finish, Fox Photo from August 18, 1991 and Proex from December 1, 1992, the effective dates of these acquisitions. These acquisitions during this two-year period accounted for most of the sales increases. Stores in operation experienced a net increase of 12 and 19 locations in 1993 and 1992, respectively, bringing the total locations in operation to 670, 658 and 639 at the end of 1993, 1992 and 1991, respectively.

Other Products and Services includes the electronic publishing business operating under two trade names, Copy Mat and Copy USA, and the newly acquired wall decor business operating under the names Prints Plus and Prints and Posters. Sales increased more than 200% in 1993 to $50.4 million from $15.8 million due to the acquired wall decor operation in 1993. Sales increased 12.0% in 1992 due to the maturing of the electronic publishing locations opened in the last three years.

Operating Income
Segment operating earnings for prior years have been restated to conform with the current year's presentation. Certain employee benefit costs, which in prior years were recorded as part of corporate expense, have now been reclassified to the operating segments to better reflect the operating contribution of the segments. Income from operations declined 46.1% in 1993 to $18.8 million from $34.8 million in 1992 primarily due to a 38.1% reduction in Portrait Studio operating earnings. Additionally, Photofinishing experienced a 27.4% decline in operating earnings, primarily due to lower gross profit margins. Other Products and Services operating earnings increased substantially, primarily due to the contribution to operating earnings from the acquired wall decor operation. Corporate expense increased due to a $1.4 million expense for severance and early retirement benefits under a voluntary early retirement program, which were offset by the
                              139
PAGE

Company's previously announced cost cutting program. In 1992, income from operations declined 11.1% resulting from a decline in Sears Portrait Studio operating income, which was partially offset by higher Photofinishing operating income and reduced losses in the electronic publishing business.

Sears Portrait Studios operating margins expressed as a percent of sales were 12.3%, 18.9% and 23.1% for fiscal years 1993, 1992 and 1991, respectively, declining sharply in each of the last two fiscal years. After a slight sales increase in 1992, a 53-week year, Sears Portrait Studios experienced a 7.3% sales decline in 1993 or a 5.9% sales decline on a comparable 52-week year basis. In an effort to maintain market share, the Company has aggressively priced products. Coupled with increased content in advertised promotions, this pricing has led to a deterioration of profit margins. Additionally, operating earnings were penalized by the extensive testing of products, services and pricing in an effort to better understand customer needs. The Company should begin to see the benefit of this testing as new marketing concepts are introduced and the new freeze-frame digital imaging systems are installed in the portrait studios. Our testing indicates customers' response to these changes will have a positive effect both in terms of customer satisfaction and increased sales.

Photofinishing operating earnings declined 27.4% in 1993 to $7.0 million from $9.6 million in 1992, after increasing 25.3% from $7.7 million in 1991. Operating earnings declined in 1993 primarily due to lower gross profit margins resulting from an unfavorable sales mix, as sales of high margin products declined while sales of low margin products increased. Generally, the sales of value added products and services, such as photographic prints and processing, have high margins, whereas sales of film, accessories and ancillary products carry lower profit margins. Competitive pricing reduced the sales of value added products and services, reducing profit margins. Profit margins were further reduced by increased sales and related costs of low profit margin products. Operating earnings in 1992 increased 25.3% primarily due to the full year inclusion of Fox Photo.

Other Products and Services improved operating earnings reflect the inclusion of the newly acquired wall decor business in operating results. The electronic publishing business also showed improvement in operating performance as operating losses were reduced in both 1993 and 1992. In the wall decor operation, a majority of the sales and profits are generated in the fourth quarter surrounding the holiday season. Accordingly, the operating earnings for the wall decor operation were disproportionately high due to the partial year, which did not include the early, seasonally slow period.

Net Earnings
Net earnings declined 41.5% to $13.2 million in 1993 and 16.7% to $22.6 million in 1992 from $27.1 million in 1991. Included in net
                              140
PAGE
earnings in 1993 is a $2.1 million benefit from the cumulative effect of a change in accounting principles discussed below under Income Taxes. Before the benefit, net earnings declined 50.8% to $11.1 million. The decline in net earnings in each of the last two fiscal years resulted from lower operating earnings coupled with interest expense in 1993 and reduced interest income in 1992, and a higher effective income tax rate in each of the last two fiscal years. The decline in interest income and the subsequent increase in interest expense resulted from the Company's recent acquisitions of Fox Photo, Proex and Prints Plus. Additionally, the Company entered into a $60.0 million long-term debt agreement in 1993 which has substantially increased borrowing costs.

Earnings per share before the change in accounting decreased 50.6% in 1993 to $0.76 from $1.54 in 1992, following a 14.4% decrease from $1.80 in 1991. After the cumulative effect of the change in accounting principles, net earnings decreased 41.6% to $0.90 in 1993.

Income Taxes
The effective income tax rate was 40.0% in 1993 compared to 38.1% in 1992 and 37.3% in 1991. The increase in the 1993 effective income tax rate resulted primarily from an increase in nondeductible amortization expense related to the intangible assets resulting from acquisitions, the Omnibus Budget Reconciliation Act of 1993 and reduced tax credits from the restoration of the Company's corporate headquarters. Current year earnings include a $2.1 million cumulative benefit from a change in accounting principles. The accounting change, recorded in the first quarter of 1993, resulted from adoption of the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," on a prospective basis. In adopting SFAS No. 109, the Company has changed its method of accounting for income taxes from the deferred method to the asset and liability method.

Liquidity and Capital Resources

On August 31, 1993, the Company entered into an agreement with two insurance companies for the private placement of senior notes in the amount of $60.0 million (the Note Agreement). The notes, issued pursuant to the Note Agreement, mature over a seven-year period with an average maturity of 5.42 years and with the first principal payment due at the end of the third year. Interest on the notes is payable semi-annually at an average effective rate of 6.44%. The Note Agreement requires the Company to maintain certain financial ratios and to comply with certain restrictive covenants. The Company incurred approximately $0.5 million in costs related to the notes, which will be amortized proportionately over the seven-year term of the notes. Concurrently, the Company negotiated to reduce its available line of credit with a local bank from $40.0 million to $25.0 million. A portion of the proceeds from the notes was used to pay off the outstanding balance of the Company's line of credit.
                              141
PAGE

The remaining proceeds will be used to fund the Company's planned capital expenditure program in 1994 and for other corporate purposes. Included in the capital expenditure program is the continuation of the long-range program involving the application of digital imaging technology to products and services in the Sears
Portrait Studios.

Total assets were $305.8 million, $237.8 million and $238.9 million for 1993, 1992 and 1991, respectively. Cash and cash equivalents increased in 1993 due to the cash received on the $60.0 million Senior Notes, after declining in 1992 and 1991 as a result of the acquisition of Fox Photo and Proex. Cash and cash equivalents amounted to $66.4 million, $21.0 million and $31.2 million, representing 21.7%, 8.8% and 13.1% of total assets at the end of 1993, 1992 and 1991, respectively. Working capital increased to $62.6 million in 1993 from $16.3 million in 1992.

The table below shows assets by line of business. Corporate assets consist primarily of the Company's headquarters and surrounding property, cash and marketable securities.


Identifiable Assets (dollars in thousands)

                                1993     % Total    1992   % Total
Portrait Studios              $ 62,694    20.5%   $ 49,353  20.8%
Photofinishing                 125,044    40.9     133,156  56.0
Other Products and Services     31,491    10.3      12,607   5.3
Corporate:
  Cash and cash equivalents     66,356    21.7      20,978   8.8
Other                           20,211     6.6      21,657   9.1
                              --------   ------   -------- ------
Total                         $305,796   100.0%   $237,751 100.0%
                              ========   ======   ======== ======


Stockholders' equity increased 2.1% and 7.3% to $175.5 million and $171.9 million at the end of 1993 and 1992, respectively, net of treasury stock repurchases of $0.7 million and $2.3 million in 1993 and 1992, respectively. The 9.5% increase in stockholders' equity since 1991 is primarily due to a $17.1 million increase in retained earnings after consideration of dividends, which was partially offset by the purchase of treasury stock. On September 28, 1988, the Company's Board of Directors authorized the Company to purchase up to 2,500,000 shares of CPI Corp. common stock, or approximately 15% of the then outstanding common stock. On April 2, 1992, the Company's Board of Directors authorized the purchase of an additional 2,000,000 shares of CPI Corp. common stock. Under its
                              142
PAGE
stock repurchase program, the Company has acquired 2,363,808 shares for $58.6 million as of February 5, 1994. In fiscal year 1993, 1992 and 1991, 40,655 shares, 101,210 shares and 480,792 shares were purchased for $0.7 million, $2.3 million and $11.7 million, respectively.

The following table sets forth selected financial data regarding capital resources and liquidity for the Company's last three fiscal years:


Selected Financial Data Regarding Capital Resources and
Liquidity for 1993, 1992 and 1991 (in thousands of dollars)


                                        1993      1992      1991
Net cash flow provided by operations  $39,389  $ 36,867  $ 53,902
                                      -------- --------- ---------
Investing activities:
  Capital expenditures                (30,363)  (13,274)  (22,271)
  Acquisitions                        (14,732)  (23,942)  (70,233)
  Other                                   (47)      295       274
                                      -------- --------- ---------
  Net investing                       (45,142)  (36,921)  (92,230)
                                      -------- --------- ---------
Financing activities:
  Proceeds from issuance of
    common stock                          439       599     1,574
Net increase (decrease) in debt        59,547      (275)     (139)
Dividends                              (8,198)   (8,206)   (8,443)
Treasury stock purchases                 (657)   (2,332)  (11,717)
                                      -------- --------- ---------
Net financing                          51,131   (10,214)  (18,725)
                                      -------- --------- ---------

Increase (decrease) in cash
  and cash equivalents                $45,378  $(10,268) $(57,053)
                                      =======  ========= =========

During the period 1991 through 1993, the Company generated $130.2 million in internal funds from operations. Investments during this period amounted to $174.3 million, including capital expenditures of $65.9 million and acquisitions amounting to $108.9 million.
Acquisitions consist primarily of the Fox Photo, Proex and Prints
Plus businesses with acquired property and equipment amounting to
$42.1 million and intangible assets resulting from purchase
transactions amounting to $66.8 million. Financing activities included $59.1 million in additional debt primarily due to the placement of Senior Notes for $60.0 million, the repurchase of
                              143
PAGE

treasury stock amounting to $14.7 million and dividends paid amounting to $24.8 million. The net result of these transactions amounted to a $21.9 million decrease in cash and cash equivalents during the three-year period.

Future Operations
The Company expects fiscal year 1994 to be one of significant change, especially for Sears Portrait Studios. After a great deal of testing, planning and design, the Company has embarked on a five-year program to provide customers a new level of service at Sears Portrait Studios. In addition, the Company will benefit from a renewed relationship with Sears under a new five-year license agreement. The agreement reflects Sears' and the Company's mutual commitment to contribute to the implementation of each other's strategic development plans. In addition, the Company anticipates cooperative marketing programs with Sears and studio expansion and renovation to complement Sears' previously announced store renovation program. The Company also plans to install its new freeze-frame digital imaging system in most Sears Portrait Studio locations by the third quarter of 1994. This new system allows both the photographer and the customer to view images at the time the photograph is taken. The Company believes these changes will have a positive effect on earnings in 1994 but not until the second fiscal half, as the first half will be penalized by the cost of training and additional depreciation related to the new system.



























                              144
PAGE

CONSOLIDATED BALANCE SHEETS--ASSETS
FOR FEBRUARY 5, 1994 AND FEBRUARY 6, 1993


                              February 5, 1994     February 6, 1993
                              ----------------     ----------------

Current assets:
  Cash                          $  4,304,171        $  4,438,233
  Short-term investments          62,051,741          16,539,845
  Receivables, less allowance
    of $918,346 and $1,042,101,
    respectively                  21,057,245          19,720,745
  Inventories                     28,530,382          20,326,254
  Deferred costs applicable
    to unsold portraits            2,822,123           3,772,717
  Prepaid expenses and other
    current assets                 9,005,393           8,356,692
                                -------------       -------------
    Total current assets         127,771,055          73,154,486

Net property and equipment       114,328,773          97,572,931


Other assets:
  Intangible assets               60,944,867          64,749,556
  Other long-term assets           2,751,641           2,273,713
                                -------------       -------------
                                $305,796,336        $237,750,686
                                =============       =============


See accompanying notes to consolidated financial statements.














                              145
PAGE

CONSOLIDATED BALANCE SHEETS--LIABILITIES AND STOCKHOLDER'S EQUITY
FOR FEBRUARY 5, 1994 AND FEBRUARY 6, 1993


                              February 5, 1994     February 6, 1993
                              ----------------     ----------------

Current liabilities:
  Current maturities of
    long-term obligations       $    292,468        $    178,248
  Accounts payable                32,849,291          27,202,692
  Accrued expenses and other
    liabilities                   21,046,068          17,467,273
  Income taxes                     8,767,222           8,782,043
  Deferred income taxes, net       2,232,429           3,196,995
                                -------------       -------------
    Total current liabilities     65,187,478          56,827,251
                                -------------       -------------
Long-term obligations, less
  current maturities              59,810,789             341,563
Other liabilities                  4,848,151           5,495,339
Deferred income taxes, net           441,445           3,140,751
Stockholders' equity:
  Preferred stock, no par value,
    1,000,000 shares authorized,
    no shares outstanding               -                    -
  Preferred stock, Series A,
    no par value                        -                    -
  Common stock, $0.40  par
    value, 50,000,000 shares
    authorized; 16,978,869 and
    16,955,730 shares
    outstanding at
    February 5, 1994 and
    February 6, 1993,
    respectively                   6,791,548           6,782,292
  Additional paid-in capital      29,262,531          28,833,326
  Retained earnings              198,166,276         194,419,868
                                -------------       -------------
                                 234,220,355         230,035,486
Treasury stock at cost,
  2,363,808 and 2,323,153
  shares at February 5,
  1994 and February 6, 1993,
  respectively                   (58,556,032)        (57,898,854)
Unamortized deferred
  compensation - restricted
  stock                             (155,850)           (190,850)
                                -------------       -------------
    Total stockholders' equity   175,508,473         171,945,782
                                -------------       -------------
                                $305,796,336        $237,750,686
                                =============       =============


See accompanying notes to consolidated financial statements.









                              146
PAGE

CONSOLIDATED STATEMENT OF EARNINGS--
FOR FISCAL YEARS ENDED FEBRUARY 5, 1994, FEBRUARY 6, 1993,
AND FEBRUARY 1, 1992


                         FISCAL YEAR   FISCAL YEAR   FISCAL YEAR
                            1993          1992          1991
                        ------------- ------------- -------------
Net sales               $475,520,119  $449,379,933  $414,518,827
Cost and expenses:
  Cost of sales
   (exclusive of
   depreciation expense
   shown below)          135,794,817   115,390,384    96,754,637
  Selling,
   administrative
   and general expenses  287,479,408   270,395,184   252,072,281
  Depreciation            27,236,816    24,431,160    22,657,493
  Amortization             6,223,898     4,327,873     3,862,175
                        ------------- ------------- -------------
                         456,734,939   414,544,601   375,346,586
                        ------------- ------------- -------------

Income from operations    18,785,180    34,835,332    39,172,241
Net interest income
  (expense)                 (789,213)    1,013,524     3,422,547
Other income                 524,489       674,005       679,956
                        ------------- ------------- -------------
Earnings before income
  taxes and cumulative
  effect of accounting
  change                  18,520,456    36,522,861    43,274,744
Income tax expense         7,404,000    13,908,000    16,140,000
                        ------------- ------------- -------------

Earnings before
  cumulative effect of
  accounting change       11,116,456    22,614,861    27,134,744
Cumulative effect of
  accounting change        2,120,000          -             -
                        ------------- ------------- -------------
    Net earnings        $ 13,236,456  $ 22,614,861  $ 27,134,744
                        ============= ============= =============
Earnings per common
  share:
  Earnings before
    cumulative effect
    of accounting
    change              $       0.76  $       1.54  $       1.80
Cumulative effect of
  accounting change             0.14            -             -
                        ------------- ------------- -------------
  Net earnings          $       0.90  $       1.54  $       1.80
                        ============= ============= =============


See accompanying notes to consolidated financial statements.








                              147
PAGE

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                     Additional
                                          Common       Paid-In
                                          Stock        Capital
                                      ------------   ------------
Balance at February 2, 1991:          $  6,743,840  $ 26,698,436

Issuance of common stock:
  Profit sharing plan and trust              6,667       451,176
  Stock bonus plan                           6,682       544,583
  Employee stock plans                      14,452       550,369
Foreign currency translation                 ---           ---
Dividends ($0.56 per common share)           ---           ---
Net earnings                                 ---           ---
Purchase of treasury stock, at cost          ---           ---
Amortization of deferred
  compensation-restricted stock              ---           ---
                                      -------------  ------------
Balance at February 1, 1992:          $  6,771,641    28,244,564

Issuance of common stock:
  Profit sharing plan and trust              4,838       282,977
  Stock bonus plan                           2,729       173,973
  Employee stock plan                        3,084       131,812
Foreign currency translation                 ---           ---
Dividends ($0.56 per common share)           ---           ---
Net earnings                                 ---           ---
Purchase of treasury stock, at cost          ---           ---
Amortization of deferred
  compensation-restricted stock              ---           ---
                                      ------------- -------------
Balance at February 6, 1993:          $  6,782,292  $ 28,833,326

Issuance of common stock:
  Profit sharing plan and trust              6,190       303,000
  Stock bonus plan                           1,466        71,805
  Employee stock plans                       1,600        54,400
Foreign currency translation                 ---           ---
Dividends ($0.56 per common share)           ---           ---
Net earnings                                 ---           ---
Purchase of treasury stock, at cost          ---           ---
Amortization of deferred compensation-
  restricted stock                           ---           ---
                                      ------------- -------------
Balance at February 5, 1994:          $  6,791,548  $ 29,262,531
                                      ============= =============


See accompanying notes to consolidated financial statements.














                              148
PAGE

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                      Treasury
                                         Retained      Stock
                                         Earnings      At Cost
                                      ------------- -------------
Balance at February 2, 1991:          $162,466,642  $(43,849,876)

Issuance of common stock:
  Profit sharing plan and trust              ---           ---
  Stock bonus plan                           ---           ---
  Employee stock plans                       ---           ---
Foreign currency translation               (91,219)        ---
Dividends ($0.56 per common share)      (8,442,742)        ---
Net earnings                            27,134,744         ---
Purchase of treasury stock, at cost          ---     (11,716,619)
Amortization of deferred
  compensation-restricted stock              ---           ---
                                      ------------- -------------
Balance at February 1, 1992:          $181,067,425  $(55,566,495)

Issuance of common stock:
  Profit sharing plan and trust              ---           ---
  Stock bonus plan                           ---           ---
  Employee stock plan                        ---           ---
Foreign currency translation            (1,056,558)        ---
Dividends ($0.56 per common share)      (8,205,860)        ---
Net earnings                            22,614,861         ---
Purchase of treasury stock, at cost          ---      (2,332,359)
Amortization of deferred
  compensation-restricted stock              ---           ---
                                      ------------- -------------
Balance at February 6, 1993:          $194,419,868  $(57,898,854)

Issuance of common stock:
  Profit sharing plan and trust              ---           ---
  Stock bonus plan                           ---           ---
  Employee stock plans                       ---           ---
Foreign currency translation            (1,291,923)        ---
Dividends ($0.56 per common share)      (8,198,125)        ---
Net earnings                            13,236,456         ---
Purchase of treasury stock, at cost          ---        (657,178)
Amortization of deferred
  compensation - restricted stock            ---           ---
                                      ------------- -------------
Balance at February 5, 1994:          $198,166,276  $(58,556,032)
                                      ============= =============


See accompanying notes to consolidated financial statements.














                              149
PAGE

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                        Deferred
                                      Compensation-
                                       Restricted
                                         Stock          Total
                                      ------------- -------------
Balance at February 2, 1991:          $   (329,326) $151,729,716

Issuance of common stock:
  Profit sharing plan and trust              ---         457,843
  Stock bonus plan                           ---         551,265
  Employee stock plans                    (203,061)      361,760
Foreign currency translation                 ---         (91,219)
Dividends ($0.56 per common share)           ---      (8,442,742)
Net earnings                                 ---      27,134,744
Purchase of treasury stock, at cost          ---     (11,716,619)
Amortization of deferred
  compensation - restricted stock          289,822       289,822
                                      ------------- -------------
Balance at February 1, 1992:          $   (242,565) $160,274,570

Issuance of common stock:
  Profit sharing plan and trust              ---         287,815
  Stock bonus plan                           ---         176,702
  Employee stock plan                      (45,786)       89,110
Foreign currency translation                 ---      (1,056,558)
Dividends ($0.56 per common share)           ---      (8,205,860)
Net earnings                                 ---      22,614,861
Purchase of treasury stock, at cost          ---      (2,332,359)
Amortization of deferred
  compensation - restricted stock           97,501        97,501
                                      ------------- -------------
Balance at February 6, 1993:          $   (190,850) $171,945,782

Issuance of common stock:
  Profit sharing plan and trust              ---         309,190
  Stock bonus plan                           ---          73,271
  Employee stock plans                     (56,000)        ---
Foreign currency translation                 ---      (1,291,923)
Dividends ($0.56 per common share)           ---      (8,198,125)
Net earnings                                 ---      13,236,456
Purchase of treasury stock, at cost          ---        (657,178)
Amortization of deferred
  compensation - restricted stock           91,000        91,000
                                      ------------- -------------
Balance at February 5, 1994:          $   (155,850) $175,508,473
                                      ============= =============


See accompanying notes to consolidated financial statements.













                              150
PAGE

CONSOLIDATED STATEMENTS OF CASH FLOWS--
FOR FISCAL YEARS ENDED:  FEBRUARY 5, 1994, FEBRUARY 6, 1993
AND FEBRUARY 1, 1992


                         FISCAL YEAR   FISCAL YEAR   FISCAL YEAR
                            1993          1992          1991
                        ------------- ------------- -------------
Cash flows provided by
  operating activities  $ 39,389,209  $ 36,866,797  $ 53,901,903

Cash flows provided by
  (used in) financing
  activities:
  Proceeds from
    issuance of
    long-term debt        59,913,356         -           305,178
   Repayment of
    long-term debt          (366,418)     (275,480)     (444,731)
  Issuance of common
    stock to employee
    stock plans              438,461       599,413     1,573,929
  Cash dividends          (8,198,125)   (8,205,860)   (8,442,742)
  Purchase of treasury
    stock                   (657,178)   (2,332,359)  (11,716,619)
                        ------------- ------------- -------------
    Cash flows provided
      by (used in)
      financing
      activities          51,130,096   (10,214,286)  (18,724,985)
                        ------------- ------------- -------------
Cash flows before
  investing activities    90,519,305    26,652,511    35,176,918
                        ------------- ------------- -------------

Cash flows provided by
  (used in) investing
  activities:
  Additions to property
    and equipment, net   (30,362,715)  (13,274,473)  (22,271,472)
  Acquisitions:
    Property and
      equipment          (13,629,943)  (11,056,700)  (17,401,095)
    Intangible assets     (1,101,639)  (12,885,268)  (52,831,924)
  Long-term investments        8,826       340,783       477,456
  Restricted stock           (56,000)      (45,786)     (203,061)
                        ------------- ------------- -------------
    Cash flows used in
      investing
      activities         (45,141,471)  (36,921,444)  (92,230,096)
                        ------------- ------------- -------------
Net increase (decrease)
  in cash and cash
  equivalents             45,377,834   (10,268,933)  (57,053,178)
Cash and cash
  equivalents at
  beginning of year       20,978,078    31,247,011    88,300,189
                        ------------- ------------- -------------
Cash and cash
  equivalents at
  end of year           $ 66,355,912  $ 20,978,078  $ 31,247,011
                        ============= ============= =============

See accompanying notes to consolidated financial statements.

                              151
PAGE

CONSOLIDATED STATEMENTS OF CASH FLOWS--RECONCILIATION OF NET
EARNINGS TO CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
FOR FISCAL YEARS ENDED:  FEBRUARY 5, 1994, FEBRUARY 6, 1993
AND FEBRUARY 1, 1992


                         FISCAL YEAR   FISCAL YEAR   FISCAL YEAR
                            1993          1992          1991
                        ------------- ------------- -------------
Net earnings            $ 13,236,456  $ 22,614,861  $ 27,134,744

Adjustments for items
  not requiring cash:
  Depreciation and
    amortization          33,460,714    28,759,033    26,519,668
  Deferred income taxes   (3,663,872)   (2,193,923)   (2,228,159)
  Deferred compensation     (647,188)     (908,539)   (2,354,090)
  Other                   (2,968,739)   (2,103,615)   (1,155,238)

Decrease (increase)
  in current assets:
  Receivables and
    inventories           (9,540,628)   (1,161,292)   (9,078,219)
  Deferred costs
    applicable to
    unsold portraits         950,594       761,130        20,726
  Prepaid expenses and
    other current
    assets                  (648,701)      568,911    (1,341,188)

Increase (decrease) in
  current liabilities:
  Accounts payable,
    accrued expenses
    and other
    liabilities            9,225,394    (9,143,019)   17,404,811
  Income taxes               (14,821)     (326,750)   (1,021,152)
                        ------------- ------------- -------------
Cash flows provided by
  operating activities  $ 39,389,209  $ 36,866,797  $ 53,901,903
                        ============= ============= =============
Supplemental cash flow
  information:
  Interest paid         $    302,486  $    166,044  $    195,114
                        ============= ============= =============
  Income taxes paid     $  9,828,416  $ 14,934,061  $ 19,628,031
                        ============= ============= =============


See accompanying notes to consolidated financial statements.















                              152
PAGE

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements of CPI Corp. (the Company) include the accounts of CPI Corp. and all of its majority or wholly owned subsidiaries, partnerships and joint ventures. All significant intercompany transactions have been eliminated.

Fiscal Year
The Company's fiscal year ends on the first Saturday in February. The Company designates its fiscal year by the calendar year in which the fiscal year begins. Accordingly, fiscal year 1993 ended February 5, 1994, fiscal year 1992 ended February 6, 1993 and fiscal year 1991 ended February 1, 1992. The 1993 and 1991 fiscal years are comprised of 52 weeks, while the 1992 fiscal year is comprised of 53 weeks.

Translation of Foreign Currency
Assets and liabilities of foreign operations are translated into U.S. dollars at the exchange rate in effect on the balance sheet date, while equity accounts are translated at historical rates. Income and expense accounts are translated at the average rates in effect during each fiscal period.

Cash, Cash Equivalents and Short-Term Investments
For purpose of reporting cash flows, cash and cash equivalents include cash on hand and short-term investments. Short-term investments consist of treasury bills, bankers acceptances, commercial paper, term deposits, government agency notes, repurchase agreements and government money market funds which mature less than one year from year-end and which are stated at cost, adjusted for discount accretion and premium amortization. The government money market funds include obligations issued or guaranteed by the U.S. Government, its agencies or instrumentalities, as well as repurchase agreements fully collateralized by such obligations, which may have a long-term maturity greater than one year but a short-term option to liquidate the investment. Based on the short-term nature of the Company's investments, the carrying value approximated estimated fair value at February 5, 1994.

Total interest income for years 1993, 1992 and 1991 was $1,210,193, $1,182,630 and $3,575,897, respectively.

Inventories
Inventories are stated at the lower of cost or market, with cost of the majority of inventories being determined by the first-in, first-out (FIFO) method and the remainder by the last-in, first-out
(LIFO) method.

                              153
PAGE

Photographic Sales
Processed portraits initially ordered by the customer are recognized as sales when shipped from the processing lab to the studio for customer pickup. Processed portraits not initially ordered by the customer are recognized as sales at the time the portraits are purchased by the customer.

Deferred Costs Applicable to Unsold Portraits
Deferred costs applicable to unsold portraits consist of photographic salaries and employment costs, advertising and other costs directly associated with the photography function. Such costs are charged to selling, general and administrative expense when the customer accepts or declines the portraits.

Depreciation
Depreciation is computed principally using the straight-line method over estimated service lives of the respective assets.

Retirement Plan
The Company has a noncontributory defined benefit retirement plan covering substantially all full-time employees. Pension expense, which is funded as accrued, includes current costs and amortization of prior service costs over a period of ten years.

Intangible Assets
Intangible assets acquired through acquisitions were accounted for by the purchase method of accounting and include the excess of cost over fair value of net assets acquired, favorable lease rights and covenants not to compete. The excess of cost over fair value of net assets acquired and favorable lease rights are being amortized on a straight-line basis over periods ranging from five to forty years. The covenants not to compete are being amortized on a straight-line basis over the respective periods of the agreements, which range from three to five years. Accumulated amortization of intangible assets was $10,060,786 and $6,408,061 at February 5, 1994 and February 6, 1993, respectively.

Income Taxes
Deferred income taxes are recognized to reflect the effect of timing differences in the recognition of income and expense items for income tax and financial reporting purposes.

Investment tax credits are recognized by the flow through method, which recognizes the benefits of such credits in the year realized.

The Company adopted Statement of Financial Accounting Standards
(SFAS) No. 109, "Accounting For Income Taxes," in 1993 on a prospective basis. Statement No. 109 requires the Company to account for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial
                              154
PAGE
reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company recognized the cumulative effect as of February 7, 1993 of $2.12 million in net earnings as a cumulative change in accounting principle.

United States income taxes have not been provided on $14,202,535 of undistributed earnings of the Canadian subsidiary because of the Company's intention to reinvest these earnings. The determination of unrecognized deferred U.S. tax liability for the undistributed earnings of international subsidiaries is not practicable. However, it is estimated that foreign withholding taxes of $1,420,254 may be payable if such earnings were distributed.

Earnings Per Common Share and Other Share Information
Earnings per common share are computed by dividing net earnings by the sum total of the weighted average number of shares of common stock outstanding plus contingently issuable shares under the employee stock plans. Fully diluted earnings per common share are not presented as the differences between primary and fully diluted earnings per common share are not material.

Reclassification
Certain 1992 and 1991 accounts have been reclassified to conform with the presentation in 1993.

Fair Value of Financial Instruments
SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires the Company to disclose estimated fair values for its financial instruments. A financial instrument is defined as cash or a contract that both imposes on one entity a contractual obligation to deliver cash or another financial instrument to a second entity and conveys to that second entity a contractual right to receive cash or another financial instrument from the first entity. Fair value estimates, methods and assumptions are set forth for the Company's financial instruments, short-term investments and long-term obligations in Notes 1 and 7, respectively.

2. Acquisitions

On August 19, 1991, a wholly owned subsidiary of the Company acquired all the outstanding common and preferred stock of FPI Holding Corporation and its subsidiary, Fox Photo, Inc. (Fox Photo), with an effective date of August 18, 1991. The cash consideration of the acquisition of common and certain series of outstanding preferred stock amounted to $27.9 million. Payment to debt holders of Fox Photo and holders of exchangeable preferred stock amounted to approximately $26.0 million and other costs of
                              155
PAGE
the transaction aggregated $7.4 million. The total cash consideration of $61.3 million was provided by the Company's then available cash. The acquisition has been recorded using the purchase method of accounting and the results of operations of Fox Photo have been included in the Company's consolidated financial statements since the effective date of the acquisition. The excess of the purchase price over the net liabilities assumed (goodwill) was approximately $49.9 million and is being amortized using a straight-line method over a 40-year period.

In addition, the Company entered into a consulting and non-compete agreement with certain employees of Fox Photo for cash consideration of $2,292,000 which is being amortized over a four-year period. Additionally, prior to the acquisition, Fox Photo purchased certain photographic processing equipment from a third party for $2,500,000 which was reimbursed by the Company.

The unaudited proforma results of operations for the fiscal year ended February 1, 1992, assuming the acquisition occurred as of the beginning of the fiscal year, were net sales of $453.7 million, net earnings of $28.3 million and earnings per share of $1.88. These proforma results were prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect.

On December 1, 1992, the Company acquired the operating assets of Pemtom, Inc., a Minneapolis-based company consisting of 25 photofinishing locations operating under the name Proex, 15 of which offer added services through adjacent Proex Portrait Studios, for approximately $19.0 million. In a separate, but related transaction, the Company secured the services of the Pemtom, Inc. management team for $4.8 million. The acquisition was recorded as a purchase and, accordingly, the results of operations of Proex have been included in the Company's consolidated financial statements since the effective date of the acquisition. The excess of the purchase price over the net liabilities assumed (goodwill) was approximately $6.7 million and is being amortized using a straight-line method over a 40-year period. The unaudited proforma results of operations for the fiscal year ended February 6, 1993, assuming the acquisition occurred as of the beginning of the fiscal year, were not material.

On May 30, 1993, CPI Corp. acquired Prints Plus from the Melville Corporation. The 103 store chain, located in malls throughout the United States, operates a prints, posters and framing business with annual sales in excess of $40.0 million. Prints Plus was acquired for approximately $14.7 million. In conjunction with the acquisition, the Company entered into a non-compete agreement with Melville Corporation for cash consideration aggregating $1,050,000. Stores will continue to be operated under the trade name "Prints Plus" and "Prints and Posters". The acquisition was recorded as a purchase and, accordingly, the results of operations of Prints Plus
                              156
PAGE
have been included in the Company's consolidated financial statements since the effective date of the acquisition. The unaudited proforma results of operations for the fiscal year ended February 5, 1994, assuming the acquisition occurred as of the beginning of the fiscal year, were not material.

3. Discontinued Businesses

On February 3, 1992, the Company announced its intention not to renew existing contracts between the Portraits of Distinction Studios and the host department store chains. The Company also announced that it was not renewing its existing contract with Wal-Mart, Inc., which allowed the Company to provide portrait photography service through regional Wal-Mart stores.

The Company completed the closedown of the Portraits of Distinction Studios and Wal-Mart Pictureland operations in fiscal year 1992. A provision of approximately $1.1 million was made for asset write-offs and severance pay in fiscal year 1991.

There were no sales for the discontinued businesses in fiscal year 1993. Net sales of the discontinued businesses for fiscal year 1992 and 1991 were $7,333,223 and $26,846,059, respectively.

4. Property and Equipment

The following table sets forth a summary of the Company's property and equipment:


Summary of Property and Equipment for Year-End 1993 and 1992


                                        1993           1992
Property and equipment, at cost:
  Land and land improvements       $  3,072,438    $  2,856,197
  Building improvements              26,788,651      23,244,107
  Leasehold improvements             33,435,155      22,798,763
  Machinery and equipment           128,575,421     112,226,654
  Furniture and fixtures             55,568,397      50,305,468
                                   ------------    ------------
                                    247,440,062     211,431,189
Less accumulated depreciation       133,111,289     113,858,258
                                   ------------    ------------
  Net property and equipment       $114,328,773    $ 97,572,931
                                   ============    ============


                              157
PAGE

5. Inventories

Inventories consist of the following components:


Components of Inventories for Year-End 1993 and 1992


                                       1993           1992
Raw materials and supplies         $27,981,589    $19,577,140
Portraits-in-process                   548,793        749,114
                                   -----------    -----------
                                   $28,530,382    $20,326,254
                                   ===========    ===========


The Company accounts for certain raw material inventories of film, paper, chemicals and portraits-in-process under the LIFO method. Such inventories aggregated approximately $1,660,000 and $1,464,000 at February 5, 1994 and February 6, 1993, respectively. The excess of replacement cost of these inventories over their stated LIFO value was approximately $425,000 and $473,000 at February 5, 1994 and February 6, 1993, respectively.

Portraits-in-process include the cost of film, laboratory labor, paper, processing chemicals and supplies and other items directly associated with the production of portraits that have not been recognized as sales.




















                              158
PAGE

6. Intangible Assets

Intangible assets and related amortization are as follows:

Intangible Assets and Related Amortization for
        Year-End 1993, 1992 and 1991

                    Unamortized
                    Balance at
                    February 5,       ------Amortization------
                       1994         1993        1992        1991
Excess of cost over
  fair value of net
  assets acquired  $55,632,556  $1,598,486  $1,501,997  $1,344,433
Favorable lease
  rights               332,226     193,964     328,697     458,131
Covenants not to
  compete            2,535,640   1,113,878     912,842     746,247
Signing bonus        2,444,445   2,000,000     355,555          -
                   -----------  ----------  ----------  ----------
                   $60,944,867  $4,906,328  $3,099,091  $2,548,811
                   ===========  ==========  ==========  ==========

7. Credit Agreements and Outstanding Debt

On August 31, 1993, the Company entered into an agreement with two insurance companies for the private placement of senior notes in the amount of $60.0 million (the "Note Agreement"). The notes, issued pursuant to the Note Agreement, mature over a seven year period with an average maturity of 5.42 years and with the first principal payment due at the end of the third year. Interest on the notes is payable semi-annually at an average effective rate of 6.44%. The Note Agreement requires the Company to maintain certain financial ratios and comply with certain restrictive covenants. The Company incurred $459,304 in issuance costs associated with the private placement of the notes. These costs are being amortized ratably over the seven-year life of the notes.

Under a concurrently negotiated agreement with a domestic bank, the Company reduced its existing line of credit from $40.0 million to $25.0 million. The Line of Credit Agreement contains the same financial covenants as those set forth in the Note Agreement and has interest rates set at the prevailing prime interest rate or at a lower rate quoted by the bank. This Line of Credit Agreement expires July 30, 1994. As of February 5, 1994, the Company had outstanding letters of credit for the principal amount of $5,466,454. There were no borrowings under this line of credit as of fiscal year end.
                              159
PAGE

The Company's performance of the conditions of the Note Agreement and the Line of Credit Agreement and the underlying notes issued under both agreements is secured by a pledge of the stock of the Company's direct subsidiaries. The pledged stock will be released if the Company achieves certain stipulated financial ratios, but not prior to the end of fiscal year 1994.

The Company's long-term obligations consist of the following:


Long-Term Obligations as of February 5, 1994 and February 6, 1993


                            February 5, 1994      February 6, 1993
Senior notes, net of
  issuance costs            $59,577,204           $      -
Notes payable and
  obligations under
  capital leases                526,053            519,811
Less current maturities         292,468            178,248
                            -----------           --------
                            $59,810,789           $341,563
                            ===========           ========


The fair value of the Company's long-term debt is estimated based on quoted market prices for similar debt issues with the same remaining maturities. On February 5, 1994, the carrying value and estimated fair market value of the Company's long-term debt was $59,810,789 and $59,507,789, respectively.

To manage its exposure to fluctuations in interest rates, the Company has also entered into an interest rate swap agreement for a notional principal amount of $40 million, maturing August 28, 1995. Interest rate swap agreements involve the exchange of interest obligations on fixed and floating interest rate debt without the exchange of the underlying principal amount. The differential paid or received on the interest rate swap agreement is recognized as an adjustment to interest expense. The fair value of the Company's swap agreement, representing the estimated amount the Company would receive or pay to terminate the agreement, was obtained from dealer quotes. The carrying value, which represents accrued income arising from the swap agreement, and estimated fair market value for the swap agreement were $86,539 and $109,991, respectively, on February 5, 1994.

Interest expense for fiscal years 1993, 1992 and 1991 was
$1,999,406, $169,106 and $153,350, respectively.
                              160
PAGE

8. Operating Leases

The Company leases various premises and equipment under noncancelable operating lease agreements with initial terms of one or more years and expiring at various dates. Substantially all leases require the Company to pay maintenance, insurance and taxes.

At February 5, 1994, minimum rental payments under operating leases with initial terms in excess of one year are as follows:


Minimum Rental Payments Under Operating Leases With Initial
     Terms in Excess of One Year at February 5, 1994

Year                  Dollar
1994               $ 39,877,626
1995                 31,329,819
1996                 23,505,275
1997                 17,019,755
1998                 11,195,237
1999-2003            12,745,380
                   ------------
                   $135,673,092
                   ============

Rental expense during fiscal years 1993, 1992 and 1991 on all operating leases was $30,048,454, $24,304,248 and $18,621,554, respectively.

9. Income Taxes

Earnings before income taxes by U.S. and Canadian sources (dollars in thousands):


Earnings Before Income Taxes by U.S. and Canadian Sources
              (Dollars in Thousands)

                           1993           1992           1991
U.S.                     $15,163        $31,427        $38,224
Canada                     3,357          5,096          5,051
                         -------        -------        -------
                         $18,520        $36,523        $43,275
                         =======        =======        =======

                              161
PAGE

Income taxes from continuing operations consist of the following components (dollars in thousands):


Components of Income Taxes From Continuing Operations For Fiscal
    Year-End 1993, 1992 and 1991 (Dollars in Thousands)


                         Federal    Canadian    State    Total
1993:  Current           $ 7,567    $  926      $  963   $ 9,456
       Deferred           (1,744)      (63)       (245)   (2,052)
                         --------   -------     -------  --------
                         $ 5,823    $  863      $  718   $ 7,404
                         ========   =======     =======  ========

1992:  Current           $ 9,602    $1,833      $2,528   $13,963
       Deferred               53      (122)         14       (55)
                         --------   -------     -------  --------
                         $ 9,655    $1,711      $2,542   $13,908
                         ========   =======     =======  ========

1991:  Current           $14,642    $1,467      $2,659   $18,768
       Deferred           (2,182)      (71)       (375)   (2,628)
                         --------   -------     -------  --------
                         $12,460    $1,396      $2,284   $16,140
                         ========   =======     =======  ========


The source of timing differences which gave rise to deferred income taxes and the related tax effects are as follows (dollars in thousands):


Timing Differences for Taxes for Fiscal Year-End 1992 and 1991


                                                   1992      1991
Difference between tax and book depreciation    $(1,919)  $(2,772)
Cash basis adjustment for certain income items     (252)      124
Cash basis adjustment for certain expense items   2,116        20
                                                --------  --------
                                                $   (55)  $(2,628)
                                                ========  ========

                              162
PAGE

The following is a reconciliation between income tax expense related to continuing operations at the Federal statutory rate and actual income tax expense (dollars in thousands):


  Reconciliation Between Income Taxes For Fiscal
Year-End 1993, 1992 and 1991 (Dollars in Thousands)


                                    1993      1992      1991
Taxes at Federal statutory rate    $6,583    $12,622   $14,915
Increase resulting from state
  income taxes, net of Federal
  tax benefit                         467      1,678     1,507
Other, net                            354       (392)     (282)
                                   ------    --------  --------
                                   $7,404    $13,908   $16,140
                                   ======    ========  ========






























                              163
PAGE

The sources of the tax effect for temporary differences that give rise to the deferred tax assets and liabilities were as follows:


Sources of Tax Effects


                                                        Dollars
Deferred tax assets:
  Deferred compensation and other employee benefits,
    due to accrual for financial reporting purposes   $ 2,245,972
  Expense accruals, due to accrual for financial
    reporting purposes                                    250,357
  Accounts receivable, due to allowance for doubtful
    accounts                                              249,248
  Inventory costs capitalized                             172,475
  Other                                                    94,206
                                                      ------------
    Total deferred tax assets                           3,012,258
                                                      ------------
Deferred tax liabilities:
  Property and equipment, due to depreciation          (2,746,152)
  Deferred cost of unsold portraits                    (1,098,325)
  Employee pension plan, due to accrual for financial
    reporting purposes                                   (827,431)
  Revenue recognition                                    (685,878)
  Intangible assets, due to period of amortization       (107,108)
  Other                                                  (221,238)
                                                      ------------
    Total deferred tax liability                      $(5,686,132)
                                                      ------------
    Net deferred tax liability                        $(2,673,874)
                                                      ============

Current deferred income taxes                         $(2,232,429)
                                                      ============
Long-term deferred income taxes                       $  (441,445)
                                                      ============


Pursuant to SFAS 109, a valuation allowance would be provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company has not established a valuation allowance as of February 5, 1994, due to management's belief that all criteria for recognition have been met, including the existence of a history of taxes paid sufficient to support the realization of deferred tax assets.

                              164
PAGE

10. Retirement Plan

The Company maintains a qualified, noncontributory pension plan that covers all full-time employees meeting certain age and service requirements. The plan provides pension benefits based on an employee's length of service and the average compensation earned from the later of the hire date or January 1, 1985 to the retirement date. The Company's funding policy is to contribute annually at least the minimum amount required by government funding standards, but not more than is tax deductible.

Pension expense included in the consolidated statement of earnings for 1993, 1992 and 1991 was $1,010,259, $721,656 and $748,231,
respectively. Net periodic pension expense of the defined benefit plan for 1993, 1992 and 1991 was as follows:


Net Periodic Pension Expense of the Defined Benefit Plan
                for 1993, 1992 and 1991


                                  1993        1992        1991
Service cost-benefits earned
  during the period            $  934,662   $701,154   $663,012
Interest cost on projected
  benefit obligation            1,052,115    911,010    831,977
Return on plan assets            (921,101)  (811,323)  (862,427)
Net amortization and deferral     (55,417)   (79,185)   115,669
                               -----------  ---------  ---------
Net periodic pension expense   $1,010,259   $721,656   $748,231
                               ===========  =========  =========


Plan assets consist primarily of cash equivalents, a marketable equity securities fund, guaranteed interest contracts (GIC), immediate participation guarantee contracts (IPG) and government bonds.











                              165
PAGE

The following table sets forth the funded status at December 31, 1993, December 31, 1992 and December 31, 1991:


Funded Status at December 31, 1993, December 31, 1992
             and December 31, 1991


                           1993          1992            1991
Actuarial present
  value of vested
  benefit obligation   $ 12,809,526   $ 10,350,912   $  9,224,425
                       =============  =============  =============

Accumulated benefit
  obligation           $ 14,334,743   $ 11,357,402   $  9,752,351
                       =============  =============  =============

Projected benefit
  obligation           $(16,703,055)  $(12,343,792)  $(11,032,948)
Plan assets at fair
  value                  14,598,490     13,249,626     11,836,939
                       -------------  -------------  -------------
Plan assets in excess
  of (less than)
  projected benefit
  obligations            (2,104,565)       905,834        803,991
Unrecognized net
  (gain) loss             3,165,383       (195,393)      (600,475)
Unrecognized prior
  service cost              560,676        672,811        784,946
Net transition
  obligation                 28,273         31,807         35,341
                       -------------  -------------  -------------
Prepaid pension cost
  recognized in the
  consolidated balance
  sheet                $  1,649,767   $  1,415,059   $  1,023,803
                       =============  =============  =============









                              166
PAGE

Assumptions used in the previous determinations were as follows:


Assumptions on Funded Status at December 31, 1993,
     December 31, 1992 and December 31, 1991


                                              1993    1992-91
Discount rate in determining benefit
  obligations                                 7.0%      8.0%
Rate of increase in compensation levels       6.0%      6.0%
Expected long-term rate of return on assets   8.0%      8.0%


11. Employee Stock Plans

Deferred Compensation and Stock Appreciation Rights Plan

In January 1986, the Company's Board of Directors approved a deferred compensation and stock appreciation rights plan designed to attract and retain certain key employees. Under the deferred compensation plan, eligible employees are granted the opportunity to defer the payment of a portion of their compensation. Under the stock appreciation rights plan, eligible employees are granted the right to receive a cash payment from the Company equal to the excess of the market value of a share of common stock of the Company at the payment date over the initial value at the issuance date. The rights become payable after five years following the effective date of the grant. The stock appreciation rights plan was amended on November 7, 1991 such that the outstanding rights as of November 6, 1991 shall not be higher than the excess of $22.38 per share over the initial value at the issuance date. In the event an employee retires, their rights under the deferred compensation plan and the stock appreciation rights plan may become payable. There were no stock appreciation rights granted during fiscal years 1993 and 1992. For the 1991 fiscal year, approximately 23,700 stock appreciation rights were granted under this plan. For 1993, 1992 and 1991 fiscal years, approximately $7,070, $9,500 and $1,254,000, respectively, were paid under this plan.

Restricted Stock Plan

In January 1988, the Company's Board of Directors adopted the CPI Corp. Restricted Stock Plan with an effective date of February 7, 1988. Under the plan, 250,000 shares of CPI common stock are reserved for issuance to key employees. Awards will usually be made at the beginning of each fiscal year, and will range from 20% to 40% of a recipient's annual compensation in that fiscal year. In
                              167
PAGE
fiscal year 1992, 1,761 grants were issued and were vested in fiscal 1993. In fiscal year 1993 and 1991, 4,000 and 7,022 grants, respectively, were issued and are to be vested over a four-year period. Of the grants issued in fiscal year 1988, no grants were forfeited in fiscal years 1993 and 1992 and 662 grants were forfeited during fiscal year 1991. As of February 5, 1994, 179,497 shares are reserved for issuance under this plan.

Profit Sharing Plan

Under the Company's profit sharing plan, eligible employees may elect to invest from 1% to 10% of their base compensation in a trust fund, the assets of which are invested in securities other than Company stock. The Company matches up to 70% of the employee's investment, up to a maximum of 5% of the employee's base compensation, based on attainment of predefined earnings levels by the Company. The Company's matching contributions are made in shares of its common stock which vest over a maximum of five years, depending on the employee's length of service with the Company. The difference between the market value of forfeited shares at the dates of their original contribution and their market value at the dates used to satisfy subsequent requirements have been charged to expense, with a corresponding credit to additional paid-in-capital. The Company provided 15,473 and 12,093 shares to satisfy its obligations under the plan for fiscal years 1992 and 1991, respectively, and estimates that 19,536 shares will be required to satisfy its obligations under the plan for fiscal year 1993. For fiscal years 1992 and 1991, the Company matched the employee's investment at a rate of 30%. For fiscal year 1993, the Company estimates the match will also be 30%.

Stock Bonus Plan

Under the Company's stock bonus plan, shares of the Company's common stock are reserved for issuance to key employees, based on attainment by the Company of predefined earnings levels established annually. Each year, employees receive one-third of the shares which were awarded in each of the previous three years. For the 1993 and 1992 fiscal years, 3,678 and 2,890 shares, respectively, were issuable under this plan. No original awards were made under this plan in fiscal 1991 and 1993. In fiscal 1992, there was a discretionary award of 6,355 shares. As of February 5, 1994, 63,493 shares are reserved for issuance under this plan.

Expenses related to the profit sharing and stock bonus plans are accrued in the year to which the awards relate, based on the fair market value of the Company's common stock to be issued, determined as of the date earned. The cumulative appreciation related to stock appreciation rights, determined at the end of each period, is allocated on a ratable basis over the five-year vesting period. Expenses related to the restricted stock plan are accrued periodically, based on fair market value of the Company's common
                              168
PAGE
stock on the grant date. Expenses recognized for fiscal years 1993, 1992 and 1991 with respect to these plans were $370,111, $596,855 and $1,181,415, respectively.

Incentive Stock Option Plan

The Company has a non-qualified incentive stock option plan, under which certain key officers may receive options to acquire shares of the Company's common stock. Twenty-five percent of options granted become exercisable at the end of each of the second through fifth years of continuous employment from the date of the grant, and unexercised options expire after six years. No compensation expense is recognized under the plan, since the exercise price equals or exceeds the fair market value of the Company's common stock at the date of grant. Activity in the plan is summarized as follows:


Activity in Incentive Stock Option Plan

                                         ----1992----
                                   Number of       Per Share
                                    Shares        Option Price
Outstanding at beginning of year     5,950        $14.38-$15.80
Exercised                           (5,950)       $14.38-$15.80
                                    -------
Outstanding at end of year               -        $14.38-$15.80
                                    =======
Exercisable at end of year               -        $14.38-$15.80
                                    =======


There was no activity under the Incentive Stock Option Plan in 1993. As of February 5, 1994, there were 306,177 shares reserved for issuance under this plan.

Stock Option Plan

The Company has a non-qualified stock option plan, under which certain officers and key employees may receive options to acquire shares of the Company's common stock. Awards of stock options and the terms and conditions of such awards are subject to the discretion of the Stock Option Committee created under the plan and consisting of disinterested directors of the Company. The plan was approved by stockholders on June 11, 1991 and the issuance of additional shares was ratified by stockholders on June 13, 1992. A total of 1,700,000 shares has been authorized for issuance under the plan. As of February 5, 1994, the Stock Option Committee has awarded options on the terms set forth as follows:
                              169
PAGE

Options Awarded Under the Stock Option Plan For
              1993 and 1992

                  -------1993-------        -------1992-------

                Number of   Per Share     Number of    Per Share
                 Shares   Option Price     Shares    Option Price
Outstanding at
  beginning of
  year         1,156,620  $15.63-$35.00    270,780   $22.38-$29.00
Granted           62,992  $15.63-$35.00    885,840   $21.75-$35.00
Cancelled         (7,458) $15.63-$35.00          -   $21.75-$35.00
               ----------                ---------
Outstanding at
  end of year  1,212,154  $15.63-$35.00  1,156,620   $21.75-$35.00
               ==========                =========

Under the plan, 432,154 options granted become exercisable from one-fourth to one-third a year commencing one year after award and expiring from four to five years after award. An additional 780,000 options granted under the plan are cliff vested and become exercisable from four to five years after award and expire six to seven years after award.

As of February 5, 1994, there were 1,700,000 shares reserved for issuance under this plan and 215,326 shares exercisable.

Voluntary Stock Option Plan

The Company has a non-qualified voluntary stock option plan, under which certain key officers may receive options to acquire shares of the Company's common stock. The plan was approved by stockholders on June 11, 1993 and was effective March 18, 1993. Options are granted as a participant elects, pursuant to their Stock Option
Agreement, to reduce their compensation for the fiscal year beginning February 7, 1993. A total of 1,000,000 shares has been authorized for issuance. As of February 5, 1994, 240,284 options at an exercise price of $18.75 have been awarded. Options granted are exercisable after three years and expire at the end of eight years.
The terms and conditions of the plan, for one or more fiscal years after the fiscal year beginning February 7, 1993, are amendable by the Board of Directors at its discretion. The plan has been extended to the fiscal year beginning February 6, 1994.

12. Industry Segment Information

The Company is engaged in developing and marketing products and services for consumers in the United States and Canada through a
                              170
PAGE

network of centrally managed retail locations. The Company classifies its operations into three major industry segments of Portrait Studios, Photofinishing and Other Products and Services.

The Company's Portrait Studios segment operates a professional portrait photography business, primarily through fixed location studios. The Company's Photofinishing segment provides photofinishing, primarily for amateur photographers, and also sells film and other photo-related accessories. The Company's Other
Products and Services industry segment consists of the electronic publishing business and Prints Plus, a wall decor business. Sales and operating earnings industry segment information is included in "Management Discussion and Analysis of Financial Condition and
Results of Operations" and is incorporated by reference herein from the table on pages 136-137 of this document. The following table sets forth certain information about each of these industry segments (dollars in thousands):



Selected Industry Segment Information for 1993, 1992, and 1991
                 (Dollars in Thousands)

                                  1993        1992        1991
Depreciation and amortization:
  Portrait Studios              $  6,332    $  6,015    $  6,712
  Photofinishing                  19,655      17,019      14,285
  Other Products and Services      4,411       2,784       2,938
  Corporate                        3,063       2,941       2,585
                                --------    --------    --------
                                $ 33,461    $ 28,759    $ 26,520
                                ========    ========    ========
Identifiable assets:
  Portrait Studios              $ 62,694    $ 49,353    $ 54,028
  Photofinishing                 125,044     133,156     115,097
  Other Products and Services     31,491      12,607      13,835
  Corporate                       86,567      42,635      55,967
                                --------    --------    --------
                                $305,796    $237,751    $238,927
                                ========    ========    ========
Capital expenditures:
  Portrait Studios              $ 18,960    $  2,378    $  8,881
  Photofinishing                  10,147      18,688      23,853
  Other Products and Services     15,627       1,640       2,515
  Corporate                          625       4,560       5,349
                                --------    --------    --------
                                $ 45,359    $ 27,266    $ 40,598
                                ========    ========    ========

                              171
PAGE

Substantially all the Company's portrait studio business operates in the United States under a Sears, Roebuck and Co., ("Sears") license agreement that is terminable by either the Company or Sears upon 90 days' notice. Except in connection with store closings, Sears has never terminated the operations of any of the Company's portrait studios. The Company's relationship with Sears is long-standing, and management has no reason to believe that Sears will exercise its rights under the agreements to reduce materially the scope of the Company's business with Sears.

13. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following
(dollars in thousands):


Accrued Expenses and Other Liabilities as of February 5, 1994
              and February 6, 1993

                                   February 5,         February 6,
                                      1994                 1993
Accrued employment costs            $ 9,247              $ 6,480
Sales taxes payable                   3,005                2,655
Accrued advertising expense           3,640                4,847
Accrued license fees                  2,380                2,635
Accrued interest                      1,728                   30
Other                                 1,046                  820
                                    -------              -------
                                    $21,046              $17,467
                                    =======              =======


14. Stock Repurchase Plan

The Company's Board of Directors announced on September 29, 1988, that it had authorized the Company to purchase up to 2,500,000 shares, or approximately 15%, of its outstanding common stock. In addition, on April 2, 1992, the Company's Board also authorized the purchase of an additional 2,000,000 shares of Company common stock. The Board has authorized purchases at management's discretion from time to time at acceptable market prices. Acquired shares are held as treasury stock and will be available for general corporate purposes. As of February 5, 1994, the Company had purchased 2,363,808 shares of stock for $58,556,032 at an average stock price of $24.77. Subsequent to fiscal year end and as of April 6, 1994, the Company had purchased an additional 204,855 shares of stock for $3,329,272 at an average stock price of $16.25.

                              172
PAGE

15.  Stockholder Rights Plan

On May 1, 1989, the Board of Directors of the Company declared a dividend distribution of one preferred stock purchase right for each outstanding share of common stock. The rights were issued under a Rights Plan, which entitles holders of common stock to purchase one one-hundredth of a share of Series A Participating Preferred Stock in the Company, or an acquirer of the Company, in the event of certain hostile efforts, as defined in the Rights Plan, to gain control of the Company. The rights issued expire on May 11, 1999, unless redeemed earlier. On August 26, 1993, the Board of Directors of the Company amended the Company's Stockholder Rights Plan. As a result of the amendment, the rights will be exercisable if any person or group (other than certain entities affiliated with CPI) becomes the beneficial owner of 15 percent or more of CPI common stock. Under the original Stockholder Rights Plan the rights were exercisable at 20 percent of CPI common stock.

16. Contingencies

The Company is the defendant in various lawsuits arising in the normal course of business. It is the opinion of management that the ultimate liability, if any, resulting from the resolution of such lawsuits will not have a material effect on the consolidated financial position or the results of operations of the company.



























                              173
PAGE

                SELECTED QUARTERLY FINANCIAL DATA

The Company's portrait photography business is seasonal, with the largest sales volume during the third and fourth quarters, the period preceding and including the Thanksgiving and Christmas seasons.

The following table sets forth selected financial data for the quarters of the Company's fiscal years ended February 5, 1994, February 6, 1993 and February 1, 1992. Although this information is unaudited, in the opinion of the Company, it reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for such periods.

Since April 17, 1989, the Company's common stock has been traded on the New York Stock Exchange under the symbol CPY. Prior to that time it was traded on the National Association of Securities Dealers Automated Quotation ("NASDAQ") under the symbol CPIC. The table below sets forth the high and low last sale prices of the common stock reported by the New York Stock Exchange or NASDAQ during the Company's last three fiscal years.






























                              174
PAGE

Selected Quarterly Financial Data for Fiscal Year 1993
       (In Thousands, Except Per Share Amounts)


                       -------------- Quarter Ended -------------
                       May 1,    July 24,   Nov. 13,    Feb. 5,
                        1993       1993       1993       1994
                      (12 wks.)  (12 wks.)  (16 wks.)  (12 wks.)
FISCAL YEAR 1993:
Net sales             $ 88,790   $ 95,386   $145,320   $146,024
Earnings (loss) before
  income taxes and
  cumulative effect
  of accounting change$ (4,246)  $  3,459   $  5,588   $ 13,718
Earnings (loss) before
  cumulative effect of
  accounting change   $ (2,538)  $  2,067   $  3,353   $  8,235
Net earnings (loss)   $   (418)  $  2,067   $  3,353   $  8,235
Earnings per common
  share:
    Cumulative effect
    of accounting
    change            $   0.14          -          -          -
    Net earnings      $  (0.03)  $   0.14   $   0.23   $   0.56
Weighted average
  number of common
  and common
  equivalent shares     14,663     14,680     14,673     14,645
Dividends             $   0.14   $   0.14   $   0.14   $   0.14

STOCK PRICE AND
  VOLUME:
High                  $  20.75   $  16.75   $  18.25   $  17.88
Low                   $  16.00   $  14.00   $  13.88   $  14.38
Volume (thousands)       1,790      3,153      1,731      2,309












                              175
PAGE

Selected Quarterly Financial Data for Fiscal Year 1992
       (In Thousands, Except Per Share Amounts)


                       -------------- Quarter Ended -------------
                       Apr. 25,   July 18,   Nov. 7,    Feb. 6,
                        1992       1992       1992       1993
                      (12 wks.)  (12 wks.)  (16 wks.)  (13 wks.)
FISCAL YEAR 1992:
Net sales             $ 92,636    $ 92,637    $126,468   $137,639
Earnings before income
  taxes               $  3,491    $  5,968    $  9,907   $ 17,156
Net earnings          $  2,181    $  3,646    $  6,180   $ 10,608
Earnings per common
  share               $   0.15    $   0.25    $   0.42   $   0.72
Weighted average
  number of common
  and common
  equivalent shares     14,727      14,672      14,655     14,658
Dividends             $   0.14    $   0.14    $   0.14   $   0.14

STOCK PRICE AND
  VOLUME:
High                  $  25.88    $  26.38    $  19.75   $  21.63
Low                   $  22.50    $  19.50    $  15.00   $  16.00
Volume (thousands)       1,991       2,014       2,280      4,019




















                              176
PAGE

Selected Quarterly Financial Data for Fiscal Year 1991
       (In Thousands, Except Per Share Amounts)


                       -------------- Quarter Ended -------------
                       Apr. 27,   July 20,   Nov. 9,    Feb. 1,
                        1991       1991       1991       1992
                      (12 wks.)  (12 wks.)  (16 wks.)  (12 wks.)
FISCAL YEAR 1991:
Net sales             $ 80,552    $ 79,656    $129,900   $124,411
Earnings before income
  taxes               $  7,141    $  8,685    $ 10,904   $ 16,545
Net earnings          $  4,492    $  5,486    $  6,835   $ 10,322
Earnings per common
  share               $   0.30    $   0.36    $   0.45   $   0.69
Weighted average
  number of common
  and common
  equivalent shares     15,199      15,237      15,181     14,784
Dividends             $   0.14    $   0.14    $   0.14   $   0.14

STOCK PRICE AND
  VOLUME:
High                  $  34.63    $  34.75    $  31.50   $  26.75
Low                   $  28.88    $  30.00    $  21.88   $  22.63
Volume (thousands)       1,532       3,593       5,038      2,689





















                              177
PAGE

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
CPI Corp.:


We have audited the accompanying consolidated balance sheets of CPI Corp. and subsidiaries as of February 5, 1994 and February 6, 1993, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the fiscal years in the three-year period ended February 5, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CPI Corp. and subsidiaries at February 5, 1994 and February 6, 1993, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 5, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes to conform with the provisions of Statement of Financial Accounting
Standards No. 109.


/s/  KPMG PEAT MARWICK

St. Louis, Missouri
April 6, 1994








                              178
PAGE

DIRECTORS AND OFFICERS

Directors
  Milford Bohm*
    Retired founder and former Chairman, CPI Corp.

  Alyn V. Essman
    Chairman of the Board and Chief Executive Officer, CPI Corp.

  Russell Isaak
    President, CPI Corp.

  Lee Liberman*
    Former Chairman, Laclede Gas Company

  Nicholas L. Reding
    Vice Chairman, Monsanto Company

  Robert L. Virgil*
    Partner, Edward D. Jones & Co.

Officers
  Chairman, Chief Executive Officer
    Alyn V. Essman

  Office of the President
    Russell Isaak-President
    David E. April-Senior Executive Vice President
    Patrick J. Morris-Senior Executive Vice President

  Secretary and General Counsel
    Jane E. Nelson

  Corporate Officers
    Barry Arthur-Executive Vice President, Finance
                -Chief Financial Officer
    Edmund J. Chase-Executive Vice President,
                    Studio Strategic Development
    William F. Cronin-Executive Vice President, Marketing
    Fran Scheper-Executive Vice President, Human Resources
    Richard Tarpley-Executive Vice President, Manufacturing

  Division Presidents
    R. L. Beck-CPI/Fox Photo Finish
    W. G. Blossfield-Sears Portrait Studios,
                     Eastern Retail Operations
    Theodore deBuhr II-CPI Electronic Publishing
    Arthur Padovese-Prints Plus
    Harry Stecher-Sears Portrait Studios, Western Retail Operations
                  and Canadian Operations

* Member of the Audit Committee of the Board of Directors
                              179
PAGE

INVESTOR INFORMATION

Most Recent Analyst Reports:

Forbes Investors Advisory Institute, William D. Curtin,
  November 1, 1993
Morgan Keegan & Co. , Craig T. Weichmann, March 25,1994
Smith Barney, Peter J. Enderlin, March 21, 1994
Value Line, Philip M. Seligman, March 4, 1994

Stock Transfer Agent and Registrar:

Continental Stock Transfer & Trust Company, 2 Broadway,
  New York, New York 10004

Automatic Dividend Reinvestment:

The automatic dividend reinvestment plan is a convenient way for shareholders to increase their investment in the Company, with all brokerage commissions and service charges paid by CPI Corp. Cash contributions in the amount of $10 to $10,000 per quarter can also be made toward the purchase of additional shares. For a plan description, enrollment card or other information, write or call the Shareholder Service Department at CPI Corporate Headquarters.

At the Company:

Alyn V. Essman
Chairman
CPI Corp., 1706 Washington Avenue, St. Louis, MO 63103
(314) 231-1575, Extension 3240

At the Financial Relations Board, Inc.:

LeRoy A. Glasner, Jr.
C.F.A. Assistant Managing Partner
John Hancock Center
875 N. Michigan Avenue
Chicago, IL 60611
(312) 266-7800

Kathy Phelan
Partner, Manager-East Coast MID
675 Third Avenue
New York, NY 10017
(212) 661-8030

Annual Meeting/Corporate Headquarters:

The annual meeting of stockholders' will convene at 10:00 a.m.,
Tuesday, June 7, 1994  at the Corporate Headquarters,
1706 Washington Avenue, St. Louis, MO 63103-1717.
                              180
PAGE

(Back cover of Annual Report to Shareholders)










































                            CPI Corp.
     1706 Washington Avenue, St. Louis, Missouri 63103-1717
                            NYSE:CPY




                              181
PAGE

Exhibit (21)

SUBSIDIARIES OF THE REGISTRANT AS OF FEBRUARY 7, 1994


Subsidiaries of the Registrant as of February 7, 1994


                                     State/Province     Country
                                     --------------  ------------
CPI Corp.                                Delaware    United States

  Consumer Programs Holding, Inc.        Delaware    United States

    Consumer Programs, Incorporated      Missouri    United States
      d/b/a Sears Portrait Studios
      d/b/a Pictureland

        CPI Brands, Inc.                 Delaware    United States

        Consumer Programs Partner,Inc.   Delaware    United States


    Fox Photo, Inc.                      Delaware    United States
      d/b/a Fox Photo
      d/b/a CPI Photo Finish
      d/b/a CPI One-Hour Lab
      d/b/a CPI One-Hour Photo
      d/b/a Studio Express
      d/b/a Portraits By You
      d/b/a Fox Imaging Center

        Fox Photo Partner, Inc.          Delaware    United States


    Proex Photo Systems, Inc.            Missouri    United States
      d/b/a Proex Portrait & Photo
      d/b/a Proex Photo & Lab
      d/b/a Proex Photo

    CPI Prints Plus, Inc.                Delaware    United States

        Ridgedale Prints Plus, Inc.      Minnesota   United States
          d/b/a Prints Plus

            Prints Plus, Inc.            California  United States
              d/b/a Prints Plus
              d/b/a Prints & Posters

Subsidiaries of the Registrant as of February 7, 1994


                                      State/Province     Country
                                      --------------  ------------
Color Laser Corp.                        Delaware    United States
  d/b/a Imageland


CPI Photo Finish, Inc.                   Delaware    United States

CPI Copy Services, Inc.                  Missouri    United States
  d/b/a CopyMat
  d/b/a Copy USA
  d/b/a Raging Fingers

CPI Technology Corp.                     Missouri    United States

CPI Corp. Canada                         Ontario     Canada
  d/b/a Sears Portrait Studios



























                              183
PAGE

Exhibit (23)




                        ACCOUNTANTS' CONSENT




The Board of Directors and Stockholders
CPI Corp.:


     We consent to incorporation by reference in the Registration Statements (No. 2-86403, No. 33-19981 and No. 33-50082) on Form S-8
of CPI Corp. of our report dated April 6, 1994, relating to the consolidated balance sheets of CPI Corp. and subsidiaries as of February 5, 1994 and February 6, 1993 and the related consolidated statements of earnings, changes in stockholders' equity and cash flows and related schedules for each of the fiscal years in the three-year period ended February 5, 1994, which report appears in the 1993 annual report on Form 10-K of CPI Corp.








                                          /s/ KPMG PEAT MARWICK



St. Louis, Missouri
April 6, 1994