Form 10-Q
period 1994-04-30
CPI CORP
filed 1994-06-10
CIK 25354

SECURITIES AND EXCHANGE COMMISSION
                     Washington D.C.   20549

                           FORM 10-Q


        QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934


              For the Quarter Ended April 30, 1994
                 Commission File Number 1-10204


                           CPI CORP.
 ------------------------------------------------------------
    (Exact Name of Registrant as Specified In Its Charter)


            Delaware                                43-1256674
- - ----------------------------                  -------------------
(State of Other Jurisdiction                  (I.R.S. Employer
of Incorporation or Organization)             Identification No.)


1706 Washington Avenue, St. Louis, Missouri        63103-1790
- - --------------------------------------------      ------------
(Address of Principal Executive Offices)          (Zip Code)


Registrant's telephone number, including area code:  (314) 231-1575
                                                     --------------

     Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.

                                Yes ______X______  No ____________


     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock $.40 par value              14,433,539 shares
- - ---------------------------              -----------------
          Class                     Outstanding at June 9, 1994

                             CPI CORP.

                              INDEX

                                                         PAGE NO.

Part I.  Financial Information:

   Item 1.  Financial Statements:

            Interim Condensed Consolidated Balance          3,4
              Sheets - April 30, 1994, May 1, 1993
              and February 5, 1994

            Interim Condensed Consolidated Statements         5
              of Earnings - For the 12 Weeks Ended
              April 30, 1994 and May 1, 1993

            Interim Condensed Consolidated Statements       6,7
              of Changes in Stockholders' Equity - For the 52 Weeks Ended February 5, 1994 and for the 12 Weeks Ended April 30, 1994

            Interim Condensed Consolidated Statements       8,9
              of Cash Flows - For the 12 Weeks Ended
              April 30, 1994 and May 1, 1993

            Notes to Interim Condensed Consolidated       10-11
              Financial Statements


   Item 2.  Managements Discussion and Analysis of        12-15
            Financial Condition and Results of
            Operations


   Item 6.(a)
            Exhibit 11 - Computation of Earnings             16
              per Common Share


Part II.  Other Information:

   Item 6.(b)
            Reports on Form 8-K                              17

                  PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS - ASSETS
                      (UNAUDITED)


                              April 30,     May 1,     February 5,
                                1994         1993         1994
                            ------------ ------------ ------------
Current assets:
  Cash                      $  4,168,402 $  3,632,438 $  4,304,171
  Short-term investments      32,727,215   14,587,038   62,051,741
  Receivables                 23,639,312   21,357,667   21,057,245
  Inventories                 27,885,856   20,011,598   28,530,382
  Deferred costs applicable
    to unsold portraits        2,920,186    3,212,899    2,822,123
  Prepaid expenses and other
    current assets             7,304,316    9,909,367    9,005,393
                            ------------ ------------ ------------

      Total current assets    98,645,287   72,711,007  127,771,055
                            ------------ ------------ ------------

Net property and equipment   127,698,373   95,348,038  114,328,773

Other assets:
  Intangible assets           59,981,890   63,650,560   60,944,867
  Other long-term assets       2,954,138    2,345,922    2,751,641
                            ------------ ------------ ------------

                            $289,279,688 $234,055,527 $305,796,336
                            ============ ============ ============


See notes to interim condensed consolidated financial statements.


CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
   LIABILITIES AND STOCKHOLDERS' EQUITY (UNAUDITED)
                           4/30/94         5/1/93        2/5/94
                       -------------- -------------- -------------
Current liabilities:
 Short-term borrowings $     ---      $  11,050,000  $     ---

 Current maturities of
  long-term
  obligations                232,217        166,574       292,468
 Accounts payable         35,718,850     26,465,566    32,849,291
 Accrued expenses and
  other liabilities       18,966,949     16,160,486    21,046,068
 Income taxes              1,337,861      2,080,621     8,767,222
 Deferred income taxes,
  net                      1,751,980      1,763,631     2,232,429
                       -------------- -------------- -------------
 Total current
  liabilities             58,007,857     57,686,878    65,187,478
                       -------------- -------------- -------------
Long-term obligations,
 less current
 maturities               59,744,930        260,333    59,810,789
Other liabilities          3,268,333      4,998,691     4,848,151
Deferred income taxes,
 net                         672,214      2,031,243       441,445
Stockholders' equity:
 Preferred stock, no
  par value.  1,000,000
  shares authorized;
  no shares outstanding      ---            ---           ---
 Preferred stock, Series
  A, no par value            ---            ---           ---
 Common stock, $.40 par
  value, 50,000,000
  shares authorized;
  17,002,365,
  16,959,279 and
  16,978,869 shares
  outstanding at April
  30, 1994, May 1, 1993
  and February 5, 1994,
  respectively             6,800,946      6,783,712     6,791,548
Additional paid-in
 capital                  29,644,209     28,903,348    29,262,531
Retained earnings        193,163,852    191,463,049   198,166,276
                       -------------- -------------- -------------
                         229,609,007    227,150,109   234,220,355
Treasury stock, at
 cost, 2,568,663,
 2,323,308 and
 2,363,808 shares at
 April 30, 1994, May 1,
 1993 and February 5,
 1994, respectively      (61,885,304)   (57,901,877)  (58,556,032)
Unamortized deferred
 compensation -
 restricted stock           (137,349)      (169,850)     (155,850)
                       -------------- -------------- -------------
 Total stockholders'
  equity                 167,586,354    169,078,382   175,508,473
                       -------------- -------------- -------------
                        $289,279,688  $ 234,055,527  $305,796,336
                       ============== ============== =============

See notes to interim condensed consolidated financial statements.


CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (UNAUDITED)

                                         12 Weeks Ended
                                   ----------------------------
                                     April 30,      May 1,
                                        1994         1993
                                   -------------  -------------
Net Sales                          $100,103,675   $ 88,790,357

Cost and expenses:
  Cost of sales (exclusive of
    depreciation expense shown
    below)                           30,903,147     25,697,628
  Selling, administrative and
    general expenses                 64,992,660     60,347,771
  Depreciation                        6,606,799      5,808,937
  Amortization                        1,314,720      1,419,185
                                   -------------  -------------
                                    103,817,326     93,273,521
                                   -------------  -------------

Loss from operations                 (3,713,651)    (4,483,164)

Net interest income (expense)          (529,474)       114,482

Other income                             96,215        123,153
                                   -------------  -------------

Loss before income taxes and
  cumulative effect of
  accounting change                  (4,146,910)    (4,245,529)

Income tax benefit                    1,659,778      1,707,540
                                   -------------  -------------

Loss before cumulative effect
  of accounting change               (2,487,132)    (2,537,989)

Cumulative effect of accounting
  change                                ---          2,120,000
                                   -------------  -------------

Net loss                           $ (2,487,132)  $   (417,989)
                                   =============  =============

Earnings before cumulative
  effect of accounting change      $      (0.17)  $      (0.17)

Cumulative effect of accounting
  change                                ---               0.14
                                   -------------  -------------

Net loss                           $      (0.17)  $      (0.03)
                                   =============  =============

Weighted average number of
  common and common equivalent
  shares outstanding                 14,581,352     14,663,040
                                   =============  =============


See notes to interim condensed consolidated financial statements.


CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY PARTIAL TABLE SHOWING COMMON STOCK, ADDITIONAL
PAID-IN CAPITAL AND RETAINED EARNINGS (ADDITIONAL TABLE SHOWING
TREASURY STOCK-AT COST, UNAMORTIZED DEFERRED COMPENSATION-
RESTRICTED STOCK AND TOTAL TO FOLLOW) FOR 52 WEEKS ENDED
FEBRUARY 5, 1994 AND 12 WEEKS ENDED APRIL 30, 1994 (UNAUDITED)
                                         Additional
                                Common     Paid-In     Retained
                                 Stock     Capital     Earnings
                              ---------- ----------- -------------
Balance at February 6, 1993   $6,782,292 $28,833,326 $194,419,868

Issuance of common stock:
  Profit sharing plan and
    trust                          6,190     303,000      ---
  Stock bonus plan                 1,466      71,805      ---
  Employee stock plans             1,600      54,400      ---
Foreign currency translation     ---         ---       (1,291,923)
Dividends ($.56 per
  common share)                  ---         ---       (8,198,125)
Net earnings                     ---         ---       13,236,456
Purchase of treasury stock,
  at cost                        ---         ---          ---
Amortization of deferred
  compensation-restricted
  stock                          ---         ---          ---
                              ---------- ----------- -------------
Balance at February 5, 1994    6,791,548  29,262,531  198,166,276

Issuance of common stock:
  Profit sharing plan and
    trust                          7,955     327,182      ---
  Stock bonus plan                 1,443      54,496      ---
Foreign currency translation     ---         ---         (469,183)
Dividends ($.14 per common
  share)                         ---         ---       (2,046,109)
Net loss                         ---         ---       (2,487,132)
Purchase of treasury stock,
  at cost                        ---         ---          ---
Amortization of deferred
  compensation - restricted
  stock                          ---         ---          ---
                              ---------- ----------- -------------
Balance at April 30, 1994     $6,800,946 $29,644,209 $193,163,852
                              ========== =========== =============

See notes to interim condensed consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY PARTIAL TABLE SHOWING TREASURY STOCK-AT COST,
UNAMORTIZED DEFERRED COMPENSATION-RESTRICTED STOCK AND TOTAL
(PREVIOUS TABLE SHOWED COMMON STOCK, ADDITIONAL PAID-IN CAPITAL AND
RETAINED EARNINGS) FOR 52 WEEKS ENDED FEBRUARY 5, 1994 AND 12 WEEKS
ENDED APRIL 30, 1994 (UNAUDITED)
(CAPTION>

                                         Unamortized
                                          Deferred
                               Treasury  Compensation-
                                Stock,    Restricted
                               At Cost      Stock        Total
                            ------------- ---------- -------------
Balance at February 6, 1993 $(57,898,854) $(190,850) $171,945,782
Issuance of common stock:
  Profit sharing plan and
    trust                        ---        ---           309,190
  Stock bonus plan               ---        ---            73,271
  Employee stock plans           ---        (56,000)      ---
Foreign currency translation     ---        ---        (1,291,923)
Dividends ($.56 per
  common share)                  ---        ---        (8,198,125)
Net earnings                     ---        ---        13,236,456
Purchase of treasury stock,
  at cost                       (657,178)   ---          (657,178)
Amortization of deferred
  compensation-restricted
    stock                        ---         91,000        91,000
                            ------------- ---------- -------------
Balance at February 5, 1994  (58,556,032)  (155,850)  175,508,473
Issuance of common stock:
  Profit sharing plan and
    trust                        ---        ---           335,137
  Stock bonus plan               ---        ---            55,939
Foreign currency translation     ---        ---          (469,183)
Dividends ($.14 per common
  share)                         ---        ---        (2,046,109)
Net loss                         ---        ---        (2,487,132)
Purchase of treasury stock,
  at cost                     (3,329,272)   ---        (3,329,272)
Amortization of deferred
  compensation-restricted
  stock                          ---         18,501        18,501
                            ------------- ---------- -------------
Balance at April 30, 1994   $(61,885,304) $(137,349) $167,586,354
                            ============= ========== =============

See notes to interim condensed consolidated financial statements.


CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)


                                          12 Weeks Ended
                                   ----------------------------
                                     April 30,        May 1,
                                        1994           1993
                                   -------------  -------------
Cash flows used in operating
  activities                       $ (4,403,225)  $ (8,085,391)

Cash flows provided by (used in)
  financing activities:

  Proceeds from issuance of
    short-term debt                     ---         11,050,000
  Repayment of long-term debt          (146,131)       (92,904)
  Issuance of common stock to
    employee stock plans                391,076         71,442
  Cash dividends                     (2,046,109)    (2,049,033)
  Purchase of treasury stock         (3,329,272)        (3,023)
                                   -------------  -------------
      Cash flows provided by
        (used in) financing
        activities                   (5,130,436)     8,976,482
                                   -------------  -------------
Cash flows before investing
  activities                         (9,533,661)       891,091
                                   -------------  -------------
Cash flows provided by (used in)
  investing activities:

  Additions to property and
    equipment, net                  (19,976,399)    (3,513,001)
  Acquisitions:
    Property and equipment              ---            (71,043)
    Intangible assets                   ---            (20,000)
Long-term investments                    49,765        (45,649)
                                   -------------  -------------
  Cash flows used in investing
    activities                      (19,926,634)    (3,649,693)
                                   -------------  -------------
Net decrease in cash and cash
  equivalents                       (29,460,295)    (2,758,602)

Cash and cash equivalents at
  beginning of year                  66,355,912     20,978,078
                                   -------------  -------------
Cash and cash equivalents at
  end of period                    $ 36,895,617   $ 18,219,476
                                   =============  =============
Supplemental cash flow
  information:
  Interest paid                    $    900,776   $     43,939
                                   =============  =============
  Income taxes paid                $    575,553   $  5,349,554
                                   =============  =============


See notes to interim condensed consolidated financial statements.



CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED)


                                          12 Weeks Ended
                                   ----------------------------
                                     April 30,         May 1,
                                       1994            1993
                                   -------------  -------------
Reconciliation of net earnings
  to cash flows provided by
  (used in) operating
  activities:

Net loss                           $ (2,487,132)  $   (417,989)

Adjustments for items not
  requiring cash:
  Depreciation and amortization       7,921,519      7,228,122
  Deferred income taxes                (249,680)    (2,542,872)
  Deferred compensation              (1,579,818)      (496,648)
  Other                              (1,034,666)      (795,546)

Decrease (increase) in current
  assets:
  Receivables and inventories        (1,937,541)    (1,322,266)
  Deferred costs applicable to
    unsold portraits                    (98,063)       559,818
  Prepaid expenses and other
    current assets                    1,701,077     (1,552,675)

Increase (decrease) in current
  liabilities:
  Accounts payable, accrued
    expenses and other
    liabilities                         790,440     (2,043,913)
  Income taxes                       (7,429,361)    (6,701,422)
                                   -------------  -------------
Cash flows used in operating
  activities                       $ (4,403,225)  $ (8,085,391)
                                   =============  =============


See notes to interim condensed consolidated financial statements.


                           CPI CORP.

 NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)



1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial position as of April 30, 1994, May 1, 1993 and February 5, 1994 and the results of its operations and changes in its cash flows for the 12 weeks ended April 30, 1994 and May 1, 1993. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's annual report on Form 10-K for its fiscal year ended February 5, 1994.


2. Short-term investments are comprised of money market instruments which aggregated $32,727,215, $14,587,038 and $62,051,741 as of
   April 30, 1994, May 1, 1993, and February 5, 1994, respectively, and are stated at cost which approximates market.

   Total interest income for the 12 weeks ended April 30, 1994 and May 1, 1993 was $371,302 and $171,370, respectively.


3. Inventories consist of the following components:

                                April 30,   May 1,    February 5,
                                  1994       1993        1994
                              ----------- ----------- -----------
   Raw materials and supplies $27,274,949 $19,367,913 $27,981,589
   Portraits-in-process           610,907     643,685     548,793
                              ----------- ----------- -----------
                              $27,885,856 $20,011,598 $28,530,382
                              =========== =========== ===========

4. On May 30, 1993, CPI Corp. finalized the acquisition of the Prints Plus wall decor chain from the Melville Corporation, originally disclosed on May 10, 1993. The 103 store chain, located in malls throughout the United States, operates a prints, posters and framing business with annual sales in excess of $40 million. Prints Plus was acquired for approximately $14.7 million. In addition, the Company entered into a non-compete agreement with Melville Corporation for cash consideration aggregating $1,050,000. Stores will continue to be operated under the trade name "Prints Plus".

   The acquisition was recorded using the purchase method of accounting and the results of operations of Prints Plus have been included in the Company's consolidated financial statements since the effective date of the acquisition.



5. Effective February 7, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Accordingly, the Company has changed its method of computing income taxes from the deferred method used in prior years to the asset and liability method prescribed by SFAS 109. Adoption of this statement increased fiscal year 1993 net earnings by $2.12 million and increased earnings per share by $0.14. Prior years data have not been restated as management elected to adopt the statement on a prospective basis.


6. On August 31, 1993, the Company placed privately senior notes in the amount of $60 million (the "Note Agreement") with two insurance companies. The notes, issued pursuant to the Note Agreement, mature over a seven-year period with an average maturity of 5.42 years and with the first principal payment due at the end of the third year. Interest on the notes is payable semi-annually at an average effective rate of 6.44%. The Note Agreement requires the Company to maintain certain financial ratios and comply with certain restrictive covenants.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

To establish a framework for discussion, selected financial data summarizing the Company's operating results for the 12 weeks ended April 30, 1994 and May 1, 1993, respectively, are presented in the following table and are discussed in greater detail on subsequent pages.

                                        12 Weeks Ended
                          ---------------------------------------
                          (in thousands except per share amounts)
                                 April 30,   May 1,     Amount
                                   1994       1993      Change
                                ---------- ---------- ----------
Net sales:
  Portrait Studios              $  49,768  $  48,083  $   1,685
  Photofinishing                   37,789     36,853        936
  Other Products and Services      12,547      3,854      8,693
                                ---------- ---------- ----------
                                $ 100,104  $  88,790  $  11,314
                                ========== ========== ==========

Operating earnings:
  Portrait Studios              $   3,547  $   4,100  $    (553)
  Photofinishing                   (2,220)    (2,288)        68
  Other Products and Services        (873)      (711)      (162)
                                ---------- ---------- ----------
                                      454      1,101       (647)

General corporate expenses         (4,168)    (5,584)     1,416
                                ---------- ---------- ----------
Loss from operations               (3,714)    (4,483)       769

Net interest income (expense)        (529)       114       (643)
Other income                           96        123        (27)
                                ---------- ---------- ----------
Loss before income taxes and
  cumulative effect of
  accounting change                (4,147)    (4,246)        99
Income tax benefit                  1,660      1,708        (48)
                                ---------- ---------- ----------
Loss before cumulative effect
  of accounting change             (2,487)    (2,538)        51
Cumulative effect of accounting
  change                            ---        2,120     (2,120)
                                ---------- ---------- ----------
Net loss                        $  (2,487) $    (418) $  (2,069)
                                ========== ========== ==========

Earnings per common share:
  Loss before cumulative effect
    of the accounting change    $   (0.17) $   (0.17) $    ---
  Cumulative effect of
    accounting change               ---         0.14       0.14
                                ---------- ---------- ----------
  Net loss                      $   (0.17) $   (0.03) $   (0.14)
                                ========== ========== ==========

Weighted average number of
  common and common equivalent
  shares outstanding               14,581     14,663        (82)
                                ========== ========== ==========


Revenues
- - --------
Sales increased 12.7% to $100.1 million in the first quarter of 1994, from $88.8 million in the first quarter of 1993, due primarily to sales added from the newly acquired Prints Plus operation, a prints, posters and framing business acquired May 30, 1993. Portrait Studio, Photofinish and Electronic Publishing businesses also had modest sales increases in the first quarter of 1994 over the comparable period of the prior fiscal year.

Portrait Studio sales were $49.8 million in the first quarter of 1994, increasing 3.5% from $48.1 million recorded in the comparable period last year. The Company has continued to use price promotions aggressively during the first fiscal quarter which tends to increase the number of portrait sittings and to reduce the average sale to customers. Installation of the new digital imaging technology has progressed according to plans with about one-third of our U.S. Sears Portrait Studios now converted to the new system.

The Company continues to experience favorable sales trends in studios converted to the new technology.

Photofinishing sales rose 2.5% to $37.8 million in the first fiscal quarter of 1994, from $36.9 million in the comparable period last year. During the seasonally slow first fiscal quarter, the Company continued to experience competitive pressures which led to weak sales.

Other Products and Services includes the electronic publishing business and the newly acquired Prints Plus operation. The sales gain in the first quarter of 1994 is primarily due to the inclusion of the Prints Plus operation in segment results. The electronic publishing business also experienced modest sales improvements.

Operating Income
- - ----------------
Segment operating earnings for prior years have been restated to conform with the current year's presentation. Certain employee benefit costs, which in prior years were recorded as part of corporate expense, have been reclassified to the operating segments to better reflect the operating contribution of the segment. Losses from operations declined to $3.7 million in the first fiscal quarter of 1994 from $4.5 million recorded in the first quarter of 1993, which included a $1.6 million reserve for severance and early retirement benefits.

Portrait Studio operating earnings declined reflecting increased training and depreciation expense associated with the installation of the new digital imaging technology. Higher manufacturing costs associated with producing a larger portrait package also contributed to the lower operating earnings in the Portrait Studio segment.

Photofinishing operating earnings were approximately level with last year. Lower depreciation and amortization expense coupled with certain cost cutting efforts were offset by lower gross profit margins due to an unfavorable sales mix.

Other Products and Services operating losses increased due to the inclusion of normal seasonal operating losses in the Prints Plus operation, which was acquired subsequent to the first fiscal quarter of 1993.

Net Earnings
- - ------------
Losses before taxes declined slightly as the reduced losses from operations was offset by a $644,000 increase in net interest expense primarily associated with the $60 million note agreement entered into last year. Net losses increased to $2.5 million in the first quarter of 1994, from $0.4 million recorded in the same period in 1993 as the 1993 first fiscal quarter included a $2.1 million cumulative benefit from a change in accounting principles. The accounting change resulted from the adoption of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", on a prospective basis.

Losses per share before the accounting change were level with last year at $.17 per share in the first quarter of fiscal year 1994.
Net losses in the 1993 first fiscal quarter amounted to $.03 per share after the benefit of the accounting change.


Capital Resources and Liquidity
- - -------------------------------
On August 31, 1993, the Company entered into an agreement with two insurance companies for the private placement of senior notes in the amount of $60 million (the Note Agreement). The notes, issued pursuant to the Note Agreement, mature over a seven-year period with an average maturity of 5.42 years with the first principal payment due at the end of the third year. Interest on the notes is payable semi-annually at an average effective rate of 6.44%.

Cash and short-term investments were $36.9 million, $18.2 million and $66.4 million on April 30, 1994, May 1, 1993 and February 5,
1994, respectively. Short-term borrowings amounted to $11.1 million on May 1, 1993 under the Company's Revolving Credit
Agreement.  The Company has a $25 million Revolving Credit
Agreement with a domestic bank which expires on July 30, 1994. The Company plans to renew this Agreement.

Capital expenditures amounted to $20.0 million in the first fiscal quarter of 1994 due primarily to the planned installation of the digital imaging technology in the Portrait Studio operation. Treasury stock repurchased amounted to $3.3 million in the first quarter of 1994. Together, these two items accounted for a major portion of the $29.5 million decline in cash and cash equivalents during the first quarter of 1994.

The Company believes it has sufficient liquidity and capital resources to meet planned capital expenditures and normal working capital requirements.

ITEM 6(a).  EXHIBIT 11


CPI CORP. COMPUTATION OF EARNINGS PER COMMON SHARE
     (In Thousands Except Per Share Amounts)


                                       12 Weeks Ended
                                    ---------------------
                                     April 30,    May 1,
                                       1994        1993
                                    ---------    --------
Primary:

  Net loss applicable to
    common shares                   $ (2,487)    $  (418)
                                    =========    ========

Shares:

  Weighted average number of
    common shares outstanding         17,002      16,959

  Shares issuable under employee
    stock plans - weighted average        16          27

  Less:  Treasury stock - weighted
    average                           (2,437)     (2,323)
                                    ---------    --------

  Weighted average number of common
    and common equivalent shares      14,581      14,663
                                    =========    ========

Loss per common and
    common equivalent shares        $   (.17)    $  (.03)
                                    =========    ========

ITEM 6(b)  REPORTS ON FORM 8-K



     - On March 24, 1994, CPI Corp. reported the issuance of a press release on March 17, 1994 announcing preliminary fourth quarter and full year results for Fiscal Year 1993, the signing of a new five-year Sears contract, expected 1994 earnings in the $0.85 - $1.05 range, the repurchase of stock under previously authorized programs and the confirmation of a $75 million studio expansion plan.

     - On April 15, 1994, CPI Corp. reported the issuance of a press release on April 6, 1994 confirming fiscal year 1993 projections of lower earnings and record sales and reconfirming expectations of higher Fiscal Year 1994 earnings.

                          SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





CPI Corp.




Date:  June 10, 1994           By:   /s/     Barry Arthur
                                     Barry Arthur
                                     Executive Vice President -
                                     Finance
                                     Principal Financial Officer