Form 10-K/A
period 1994-02-05
CPI CORP
filed 1994-08-26
CIK 25354

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.   20549

                      AMENDMENT ON FORM 10-K/A

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

             For the fiscal year ended February 5, 1994

                   Commission file number 1-10204
                   ------------------------------
                              CPI CORP.
        (Exact name of registrant as specified in its charter)

                      AMENDMENT NUMBER      1
                                       ------------
DELAWARE                                               43-1256674
(State of Incorporation)                           (I.R.S. Employer
                                               Identification No.)

1706 Washington Avenue
St. Louis, Missouri                                      63103-1790
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:  (314) 231-1575
                        -------------------------
Securities registered pursuant to Section 12(b) of the Act:

                                           Name of Each Exchange
    Title of Each Class                     on Which Registered
- - ------------------------------             -----------------------
  Common Stock $.40 par value              New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None












                         PAGE 1 OF 61

PAGES 4-10 OF THIS TRANSMISSION FILING CONTAINS THE AMENDED EXHIBIT
INDEX


TABLE OF CONTENTS

                                                     Page
                                                     ____

Amended Part IV, Item 14, Exhibits,                    4
  Financial Statement Schedules and
  Reports on Form 8-K


Amended Exhibit (10)a                                 11
  Material Contract


Signatures                                            61



The following pages reflect amendments to the Index to Certain
Documents and Exhibit (10)a Material Contracts portions of the
Company's Form 10-K for the fiscal year ended February 5, 1994.

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

         (i)  Revolving Credit Note.  Incorporated
              by reference to Exhibit 4 to Form 10-Q,
              filed September 3, 1993.
              (Commission File No. 1-10204)




Index to Exhibits

                                                      Page Number
                                                       Form 10-K
                                                      -----------

          (j) First Amendment to Rights Agreement.
              Incorporated by reference to Exhibit 4
              to Form 10-Q, filed September 3, 1993.
              (Commission File No. 1-10204)

         (k)  CPI Corp. Shareholder Rights Plan.
              Incorporated by reference to
              Exhibit 8 to Form 8-A, filed
              May 2, 1989.

         (l)  Amendment to CPI Corp. Shareholder        36-37
              Rights Plan


      10) Material Contracts
          ------------------

         (a)  Contract With Sears, Roebuck and Co.      38-87
                (Portions of this exhibit have been
                omitted and separately filed with
                the Commission pursuant to a request
                for confidential treatment of such
                omitted items.)


Index to Exhibits


   Additional information required by this Item 10 is
   incorporated by reference to the below listed documents with corresponding filing date and registration or Commission file numbers where applicable.
                                                      Registration/
  Information Incorporated    Document        Filing    Commission
      by Reference            Referred to      Date   File Numbers
- - ---------------------------   -------------  -------- ------------
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



Exhibit (10)a



                           MATERIAL CONTRACT

The following pages reflect the contract the Company has with Sears, Roebuck and Co. Portions of this exhibit have been omitted and separately filed with the Commission pursuant to a request for confidential treatment of such omitted items.

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

STRATEGIC DEVELOPMENT CONTRIBUTIONS

     6. (a) License acknowledges that Sears has begun implementation of a strategic plan to enhance its merchandising business that will include the redesign of many of the retail stores in which Licensee conducts its operations. Licensee further acknowledges that in connection with Sears' redesign of its retail facilities, the space available for Licensee's operations may be relocated and the square footage available to Licensee may increase considerably over the life of this Agreement. Licensee desires to support Sears' implementation of its strategic plan in accordance with the terms and conditions of this Agreement and through the implementation of Licensee's own strategic plan.

         (b) Sears acknowledges that Licensee has begun the implementation of a strategic plan to enhance its Sears Portrait Studio business that includes the redesign and enlargement of many of its Sears Portrait Studios and the introduction of digital imaging technology in its portrait studio operations at a substantial expense to Licensee. Sears desires to support Licensee's strategic plan in accordance with the terms and conditions of this Agreement and through the implementation of Sears' own strategic plan.

         (c) [DELETED PURSUANT TO REQUEST FOR CONFIDENTIALITY
TREATMENT]

         (d) Not later than December 31st of each fiscal year Licensee shall deliver to Sears its estimate of the total amount that either party should expect to pay for such fiscal year under subparagraph (c) together with the detail of Licensee's computation of the amount of payment. The first installment of such payment in the amount of 90% of the estimated annual adjustment shall be paid on or before January 15 of the following year.

         (e) The final payment of the amount due under subparagraph
(c) for a fiscal year of Licensee shall be made within ten business days after Licensee delivers to Sears certification of Licensee's chief financial officer of the amounts constituting [DELETED PURSUANT TO REQUEST FOR CONFIDENTIALITY TREATMENT] and the computation of the amount of the payment required under subparagraph (c). Licensee shall deliver such certification and computation to Sears not later than 90 days after the end of Licensee's fiscal year.

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



                             By: /s/   Kenneth E. Hux
                                 -----------------------------
                                  Divisional Vice-President,
                                     Licensed Businesses





                             CONSUMER PROGRAMS INCORPORATED






                             By: /s/   Russell Isaak
                                 -----------------------------

        DESIGNATED SEARS STORES AS OF JANUARY 1, 1994


Schedule Of Locations


STUDIO                                           STORE  SQUARE
NO.     CITY                     STATE  DIV      NO.    FOOTAGE**
- - -----   ----------------         -----  -------  -----  ---------
C-02    BAYSHORE                  NY     01       1324
C-03    WHITE PLAINS              NY     01       1444
C-04    LIVINGSTON                NJ     01       1614
C-05    BROOKLYN                  NY     01       1114
C-06    HICKSVILLE                NY     01       1264
C-07    E. NORTHPORT              NY     01       1794
C-08    STATEN ISLAND             NY     01       1624
C-09    NEW BRUNSWICK             NJ     01       1314
C-10    WAYNE                     NJ     01       1434
C-11    ARLINGTON                 TX     01/SSD   1177
C-12    CHULA VISTA               CA     11       1358
C-13    EL CAJON                  CA     11       1438
C-16    BUENA PARK                CA     11       1268
C-17    TORRANCE                  CA     11       1278
C-18    SAN BRUNO                 CA     11       1478
C-19    CUPERTINO                 CA     11       1468
C-20    ESCONDIDO                 CA     11       1758
C-21    FAIRVIEW HEIGHTS          IL     11/SSD   1640
C-23    HAMPTON                   VA     01       1575
C-27    STERLING HEIGHTS          MI     11       1720
C-28    COSTA MESA                CA     11       1388
C-29    DEARBORN                  MI     11       1700
C-30    HOUSTON                   TX     01       1237
C-31    TULSA                     OK     01       1151
C-32    CHESTERFIELD              MO     11/SSD   1690
C-33    PASADENA                  CA     11       1048
C-34    ORANGE                    CA     11       1378
C-36    NORTHRIDGE                CA     11       1508
C-37    SAN BERNARDINO            CA     11       1398
C-38    RIVERSIDE                 CA     11       1298
C-39    ORLANDO                   FL     01       1225
C-40    COLUMBUS                  GA     01       1145
C-41    AURORA                    CO     11       1141
C-42    DENVER                    CO     11       1031

** Deleted Pursuant to Request for Confidentiality Treatment.



Schedule Of Locations


STUDIO                                           STORE  SQUARE
NO.     CITY                     STATE  DIV      NO.    FOOTAGE**
- - -----   ----------------         -----  -------  -----  ---------
C-43    DENVER                    CO     11       1291
C-44    LAKEWOOD                  CO     11       1071
C-45    LITTLETON                 CO     11       1131
C-46    WATERFORD                 MI     11       1180
C-47    HONOLULU                  HI     11       1158
C-48    AIEA OAHU                 HI     11       1578
C-50    INDIO                     CA     11       2058
C-51    EL CENTRO                 CA     11       2228
C-52    HACKENSACK                NJ     01       1094
C-53    MIDDLETOWN                NJ     01       1574
C-54    WATCHUNG                  NJ     01       1294
C-55    JERSEY CITY               NJ     01       1044
C-56    LAKE GROVE                NY     01       1364
C-57    MASSAPEQUA                NY     01       1724
C-58    NANUET                    NY     01       1414
C-59    GLEN BRUNIE               MD     01       1394
C-60    BRONX                     NY     01       2764
C-61    PARAMUS                   NJ     01       1664
C-62    LUBBOCK                   TX     01       1247
C-64    MODESTO                   CA     11       1618
C-65    SAN JOSE                  CA     11       1488
C-67    ORLAND PARK               IL     11       1750
C-70    SAN ANTONIO               TX     01       1047
C-71    WICHITA                   KS     11       1161
C-72    FT. WORTH                 TX     01/SSD   1267
C-74    ANCHORAGE                 AK     11       1089
C-77    CHESAPEAKE                VA     01       1615
C-78    TEXAS CITY                TX     01       2197
C-81    LAWRENCEVILLE             NJ     01       1734
C-83    CORPUS CHRISTI            TX     01       1217
C-84    ANN ARBOR                 MI     11       1390
C-85    BALTIMORE                 MD     01       1634
C-86    CALUMET CITY              IL     11       1510
C-87    BURLINGTON                NJ     01       1874
C-88    COVINA                    CA     11       1418


** Deleted Pursuant to Request for Confidentiality Treatment.



Schedule Of Locations


STUDIO                                           STORE  SQUARE
NO.     CITY                     STATE  DIV      NO.    FOOTAGE**
- - -----   ----------------         -----  -------  -----  ---------
C-89    LOS ANGELES               CA     11       1008
C-92    FRESNO                    CA     11       1208
C-93    SACRAMENTO                CA     11       1228
C-94    CARSON                    CA     11       1568
C-95    BAKERSFIELD               CA     11       1318
C-96    HAYWARD                   CA     11       1248
C-97    CONCORD                   CA     11       1368
C-98    GLENDALE                  CA     11       1088
C-99    SANTA FE SPRINGS          CA     11       1428
D-47    W. BURLINGTON             IA     12      *2760
D-48    ALTON                     IL     12/SSD  *6340
D-49    ST. LOUIS                 MO     12/SSD  *1500
EA-1    SALT LAKE CITY            UT     11       1118
EA-2    MURRAY                    UT     11       1558
EA-3    OGDEN                     UT     11       1718
EA-5    PROVO                     UT     11       2118
EA-6    POCATELLO                 ID     11       3139
EA-7    IDAHO FALLS               ID     11       2278
EA-8    TWIN FALLS                ID     11       2109
EA-9    BOISE                     ID     11       1229
EB-2    MIAMI(AVENTURA)           FL     01       1655
EB-3    MIAMI                     FL     01       1365
EB-4    POMPANO BEACH             FL     01       1205
EB-5    HIALEAH                   FL     01       1345
EB-6    PEMBROKE PINES            FL     01       1775
EB-7    WEST PALM BEACH           FL     01       1705
EB-8    JACKSONVILLE              FL     01       1635
EB-9    ABILENE                   TX     01       1307
EC-1    CHARLESTON                WV     01       1954
EC-2    YUBA CITY                 CA     11       2238
EC-3    LAWTON                    OK     01       2381
EC-4    TALLAHASSEE               FL     01       1585
EC-5    SAN ANGELO                TX     01       2517
EC-7    OMAHA                     NE     11       1041
EC-8    CINCINNATI                OH     11       1810

** Deleted Pursuant to Request for Confidentiality Treatment.
*  Remote Studios



Schedule Of Locations


STUDIO                                           STORE  SQUARE
NO.     CITY                     STATE  DIV      NO.    FOOTAGE**
- - -----   ----------------         -----  -------  -----  ---------
EC-9    CINCINNATI                OH     11       1610
ED-2    DAYTON                    OH     11       1560
ED-3    DAYTON                    OH     11       2060
ED-5    SPRINGDALE                OH     11       1280
ED-6    CLARKSVILLE               IN     11       2160
ED-7    FRANKFORT                 KY     11       2090
ED-8    LEXINGTON                 KY     11       1580
ED-9    FRANKLIN                  OH     11       2940
EE-1    MERIDIAN                  MS     01       2096
EE-2    LAKE CHARLES              LA     01       2217
EE-3    GREENWOOD                 IN     11       1470
EE-5    INDIANAPOLIS              IN     11       1540
EE-6    INDIANAPOLIS              IN     11       1600
EE-7    INDIANAPOLIS              IN     11       1680
EE-8    ALBANY                    OR     11       2419
EE-9    TOPEKA                    KS     11/SS    1642
EF-1    ST. JOSEPH                MO     11/SSD   2713
EF-2    LAS VEGAS                 NV     11       1668
EF-5    MILWAUKKE                 WI     11       1102
EF-6    MILWAUKEE                 WI     11       2272
EF-7    BROOKFIELD                WI     11       1062
EF-8    GREENDALE                 WI     11       1082
EF-9    KENOSHA                   WI     11       2342
EG-1    RACINE                    WI     11       2200
EG-2    ST. PAUL                  MN     11       1052
EG-3    BROOKLYN CENTER           MN     11       1032
EG-4    MINNEAPOLIS               MN     11       1002
EG-5    MINNETONKA                MN     11       1112
EG-6    MAPLEWOOD                 MN     11       1122
EG-7    BURNSVILLE                MN     11       1132
EG-8    EDEN PRAIRIE              MN     11       1142
EG-9    LAS VEGAS                 NV     11       1328
EH-2    FLORENCE                  AL     01       2316
EH-3    AUGUSTA                   GA     01       1035
EH-4    HAMMOND                   LA     01       2016
EH-5    BILOXI                    MS     01       2256

** Deleted Pursuant to Request for Confidentiality Treatment.



Schedule Of Locations


STUDIO                                           STORE  SQUARE
NO.     CITY                     STATE  DIV      NO.    FOOTAGE**
- - -----   ----------------         -----  -------  -----  ---------
EH-7    HOUMA                     LA     01       2696
EH-8    TOLEDO                    OH     11       1220
EH-9    TOLEDO                    OH     11       2020
EJ-1    SARASOTA                  FL     01       1625
EJ-2    WATERLOO                  IA     11       1072
EJ-3    RAPID CITY                SD     11       2412
EJ-4    REDDING                   CA     11       2338
EJ-5    WICHITA FALLS             TX     01       2177
EJ-6    LAKEWOOD                  NY     01       2584
EJ-7    NEWARK                    OH     11       2830
EJ-8    CARLSBAD                  CA     11       1678
EJ-9    RENO                      NV     11       2098
EK-1    MEDFORD                   OR     11       2179
EK-2    ANTIOCH                   CA     11       2288
EK-3    PALMDALE                  CA     11       1068
EK-4    STOCKTON                  CA     11       1288
EK-6    THOUSAND OAKS             CA     11       2318
EK-7    PARKERSBURG               WV     01       2354
EK-8    FORT GRATIOT              MI     11       2482
EK-9    SAGINAW                   MI     11       1590
EL-2    EVANSVILLE                IN     11       1330
EL-3    OWENSBORO                 KY     11       2950
EL-4    MANSFIELD                 OH     11       2010
EL-5    LIMA                      OH     11       2450
EL-6    MISHAWAKA                 IN     11       1800
EL-7    BENTON HARBOR             MI     11       2960
EL-8    ODESSA                    TX     01       1397
EL-9    SANTA MARIA               CA     11       2088
E-01    BRYAN COLLEGE STATION     TX     01       2547
E-04    HOLLYWOOD                 CA     11       1028
E-05    CERRITOS                  CA     11       1518
E-07    SANTA MONICA              CA     11       1178
E-08    BREA                      CA     11       1638
E-09    CITY OF INDUSTRY          CA     11       1598
E-10    GAITHERSBURG              MD     01       1754


** Deleted Pursuant to Request for Confidentiality Treatment.



Schedule Of Locations


STUDIO                                           STORE  SQUARE
NO.     CITY                     STATE  DIV      NO.    FOOTAGE**
- - -----   ----------------         -----  -------  -----  ---------
E-11    FREINDSWOOD               TX     01       1257
E-12    SAN ANTONIO               TX     01       1277
E-13    TEXARKANA                 TX     01       2567
E-14    HURST                     TX     01/SSD   1297
E-15    ROCKAWAY                  NJ     01       1764
E-16    OKOLONA                   KY     11       1790
E-17    ANTIOCH                   TN     01       1316
E-18    PLANTATION                FL     01       1535
E-19    MEMPHIS                   TN     01       1216
E-21    MEMPHIS                   TN     01       1186
E-22    MEMPHIS                   TN     01       1026
E-23    UNIONTOWN                 PA     01       2614
E-24    ALEXANDRIA                VA     01       1284
E-25    FT. MYERS                 FL     01       1495
E-27    RICHMOND                  VA     01       1135
E-28    RICHMOND                  VA     01       1445
E-29    RICHMOND                  VA     01       2285
E-31    JOLIET                    IL     11       1740
E-32    SAN RAFAEL                CA     11       1528
E-36    GADSDEN                   AL     01       2306
E-37    BAYTOWN                   TX     01       1327
E-38    ERIE                      PA     01       1694
E-39    BELLINGHAM                WA     11       2149
E-41    ALTOONA                   PA     01       2494
E-43    LAKE JACKSON              TX     01       2227
E-44    CHEHALIS                  WA     11       2089
E-45    BURLINGTON                WA     11       2389
E-46    JOHNSON CITY              NY     01       1784
E-48    VISALIA                   CA     11       2068
E-49    MERCED                    CA     11       2298
E-50    OXNARD                    CA     11       1448
E-51    SANTA BARBARA             CA     11       2138
E-52    SANTA CRUZ                CA     11       2308
E-53    VICTORVILLE               CA     11       2829
E-54    ABERDEEN                  WA     11       2299


** Deleted Pursuant to Request for Confidentiality Treatment.



Schedule Of Locations


STUDIO                                           STORE  SQUARE
NO.     CITY                     STATE  DIV      NO.    FOOTAGE**
- - -----   ----------------         -----  -------  -----  ---------
E-55    E. WENATCHEE              WA     11       2069
E-56    KELSO                     WA     11       2319
E-57    LACEY                     WA     11       2219
E-58    KENNEWICK                 WA     11       2329
E-59    GREENSBORO                NC     01       1335
E-60    BELOIT                    WI     11       2322
E-61    SPRINGFIELD               OR     11       2339
E-62    JOHNSTOWN                 PA     01       1863
E-63    CLARKSVILLE               TN     01       2335
E-64    SHARON                    PA     01       2544
E-65    WICHITA                   KS     11       1401
E-66    HUTCHINSON                KS     11       2590
E-67    BROWNSVILLE               TX     01       2497
E-68    LAFAYETTE                 LA     01       1347
E-69    CHARLOTTE                 NC     01       1515
E-70    WILMINGTON                NC     01       1455
E-71    LONGVIEW                  TX     01       2557
E-72    ROCK HILL                 SC     01       2807
E-73    HICKORY                   NC     01       2515
E-74    GASTONIA                  NC     01       2465
E-75    SPARTANBURG               SC     01       1545
E-76    CHARLOTTE                 NC     01       1245
E-77    CONCORD                   NC     01       2075
E-78    PINE BLUFF                AR     01       2216
E-79    LINCOLN                   NE     11       2191
E-80    LANSING                   MI     11       1170
E-81    DURHAM                    NC     01       1045
E-82    RALEIGH                   NC     01       1425
E-83    BURLINGTON                NC     01       2105
E-84    ASHEVILLE                 NC     01       1185
E-85    FAYETTEVILLE              NC     01       1405
E-86    WINSTON-SALEM             NC     01       1375
E-87    DANVILLE                  VA     01       2625
E-88    LYNCHBURG                 VA     01       2835
E-89    ROANOKE                   VA     01       1974


** Deleted Pursuant to Request for Confidentiality Treatment.



Schedule Of Locations


STUDIO                                           STORE  SQUARE
NO.     CITY                     STATE  DIV      NO.    FOOTAGE**
- - -----   ----------------         -----  -------  -----  ---------
E-90    CEDAR RAPIDS              IA     11       2212
E-91    YUMA                      AZ     11       2078
E-92    PANAMA CITY               FL     01       2805
E-93    ORANGE PARK               FL     01       1485
E-94    MACON                     GA     01       1435
E-95    CHARLESTON HEIGHTS        SC     01       1325
E-96    ST. CLAIRSVILLE           OH     01       2104
E-97    HARLINGEN                 TX     01       2537
E-98    MC ALLEN                  TX     01       2507
E-99    BELLEVUE                  NE     11       2051
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

** Deleted Pursuant to Request for Confidentiality Treatment.
*  Remote Studios



Schedule Of Locations


STUDIO                                           STORE  SQUARE
NO.     CITY                     STATE  DIV      NO.    FOOTAGE**
- - -----   ----------------         -----  -------  -----  ---------
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

** Deleted Pursuant to Request for Confidentiality Treatment.
*  Remote Studios



Schedule Of Locations


STUDIO                                           STORE  SQUARE
NO.     CITY                     STATE  DIV      NO.    FOOTAGE**
- - -----   ----------------         -----  -------  -----  ---------
K-27    HAZELTON                  PA     02      *2684
K-29    FERGUSON                  MO     12/SSD  *1500
K-30    ORLANDO                   FL     02      *1225
K-31    OTTUMWA                   IA     12      *2392
K-32    LANSING                   MI     12      *1170
K-33    CLIFTON PARK              NY     02      *1103
K-34    MUSCATINE                 IA     12      *2760
K-35    HAWTHORNE                 CA     12      *1278
K-36    DOWNEY                    CA     12      *1518
K-37    MOUNT PROSPECT            IL     12      *1570
K-38    TAMPA                     FL     02      *1465
K-39    LEXINGTON                 KY     12      *1580
K-40    YONKER                    NY     02      *1114
K-41    NASHVILLE                 TN     02      *1316
K-42    PHILADELPHIA              PA     02      *1084
K-422   CHICAGO                   IL     12      *1840
K-428   KALAMAZOO                 MI     12      *1380
K-43    NEWPORT NEWS              VA     02      *1575
K-433   WAUKEGAN                  IL     12      *1290
K-436   PEORIA                    IL     12      *1480
K-44    BEL AIR                   MD     02      *1854
K-446   WYOMING                   MI     12      *1140
K-45    PHOENIX                   AZ     12/SSD  *1588
K-46    SPRINGFIELD               MO     02      *1171
K-460   JOPLIN                    MO     02      *2141
K-47    HAMILTON                  OH     12      *1280
K-48    BURTON                    MI     12      *1100
K-49    EL PASO                   TX     12      *1317
M-01    ATHENS                    GA     01       2845
M-02    MIAMI                     FL     01       1125
M-03    FT. LAUDERDALE            FL     01       1195
M-04    KILLEEN                   TX     01       2487
M-05    FREDRICK                  MD     01       2664
M-06    S.E. PORTLAND             OR     11       1119
M-07    ZANESVILLE                OH     11       2550

** Deleted Pursuant to Request for Confidentiality Treatment.
*  Remote Studios



Schedule Of Locations


STUDIO                                           STORE  SQUARE
NO.     CITY                     STATE  DIV      NO.    FOOTAGE**
- - -----   ----------------         -----  -------  -----  ---------
M-08    MARION                    IL     11/SSD   2220
M-09    GRAND FORKS               ND     11       2332
M-10    MINOT                     ND     11       2152
M-11    GALESBURG                 IL     11       2910
M-12    PIQUA                     OH     11       2610
M-13    FINDLAY                   OH     11       2790
M-14    MARION                    OH     11       2420
M-15    RICHMOND                  IN     11       2800
M-16    GREAT FALLS               MT     11       2808
M-17    MELBOURNE                 FL     01       2245
M-18    FLAGSTAFF                 AZ     11/SSD   2358
M-19    HANFORD                   CA     11       2198
M-20    SANDUSKY                  OH     11       2510
M-21    BILLINGS                  MT     11       2242
M-22    GRAND JUNCTION            CO     11       2361
M-23    CHILLICOTHE               OH     11       2850
M-24    BRISTOL                   VA     01       2425
M-25    W. LAFAYETTE              IN     11       2000
M-26    WINTER HAVEN              FL     01       2325
M-28    ANDERSON                  IN     11       2140
M-29    MUNCIE                    IN     11       2570
M-30    DANVILLE                  IL     11       2362
M-31    JOPLIN                    MO     01       2141
M-32    PLANO                     TX     01/SSD   1337
M-33    CHARLESTON                SC     01       2855
M-34    AUSTIN                    TX     01       1357
M-35    CHICAGO RIDGE             IL     11       1840
M-36    COLUMBIA                  MD     01       1844
M-37    MEMPHIS                   TN     01       2806
M-38    DAVENPORT                 IA     11       2760
M-39    PARKSVILLE                MD     01       1854
M-40    OXFORD                    AL     01       2186
M-41    OCALA                     FL     01       1006
M-42    SAVANNAH                  GA     01       1305
M-43    MERRITT ISLAND            FL     01       1175


** Deleted Pursuant to Request for Confidentiality Treatment.



Schedule Of Locations


STUDIO                                           STORE  SQUARE
NO.     CITY                     STATE  DIV      NO.    FOOTAGE**
- - -----   ----------------         -----  -------  -----  ---------
M-44    GAINESVILLE               FL     01       1665
M-45    HATTIESBURG               MS     01       2116
M-46    HOUSTON                   TX     01       1377
M-47    COCKEYSVILLE              MD     01       1864
M-48    BUTLER                    PA     01       2724
M-49    TUCSON                    AZ     11       1728
M-50    MOUNT HOPE                WV     01       2704
M-51    BLUEFIELD                 WV     01       2714
M-52    LAREDO                    TX     01       2247
M-53    PHOENIX                   AZ     11/SSD   1708
M-54    PHOENIX                   AZ     11/SSD   1588
M-55    SCOTTSDALE                AZ     11/SSD   1458
M-56    PHOENIX                   AZ     11/SSD   1768
M-57    MESA                      AZ     11/SSD   1628
M-58    BRADENTON                 FL     01       2565
M-59    NAPLES                    FL     01       2695
M-60    CRANBERRY                 PA     01       2734
M-61    COLORADO SPRINGS          CO     11       1221
M-62    KANEOHE OAHU              HI     11       1738
M-63    WAUSAU                    WI     11       2470
M-64    FREDRICKSBURG             VA     01       2694
M-65    COLUMBUS                  IN     11       2070
M-66    ADRIAN                    MI     11       2150
M-67    LOGANSPORT                IN     11       2460
M-68    LAS CRUCES                NM     11       2527
M-69    PORT RICHEY               FL     01       2885
M-70    TUPELO                    MS     01       2786
M-71    STATE COLLEGE             PA     01       2344
M-72    INDIANA                   PA     01       2674
M-73    CHARLOTTESVILLE           VA     01       2435
M-74    GOLDSBORO                 NC     01       2225
M-75    JACKSONVILLE              NC     01       2755
M-76    FLORENCE                  SC     01       2705
M-77    FARMINGTON                NM     11       2597
M-78    KINGSPORT                 TN     01       2825


** Deleted Pursuant to Request for Confidentiality Treatment.



Schedule Of Locations


STUDIO                                           STORE  SQUARE
NO.     CITY                     STATE  DIV      NO.    FOOTAGE**
- - -----   ----------------         -----  -------  -----  ---------
M-79    STAMFORD                  CT     01       3154
M-80    DOTHAN                    AL     01       2025
M-82    JOHNSON CITY              TN     01       2265
M-83    HOT SPRINGS               AR     01       2126
M-84    CUMBERLAND                MD     01       2774
M-85    HAGERSTOWN                MD     01       2414
M-86    LITTLETON                 CO     11       1271
M-87    MARYVILLE                 TN     01       2156
M-88    VALDOSTA                  GA     01       2125
M-89    ENID                      OK     01       2291
M-90    BRUNSWICK                 GA     01       2065
M-91    DECATUR                   AL     01       2236
M-92    ROCKY MOUNT               NC     01       2635
M-93    LAUREL                    MS     01       2566
M-94    SHEBOYGAN                 WI     11       2372
M-95    GREENVILLE                MS     01       2326
M-96    MIAMI                     FL     01       1715
M-97    KEY WEST                  FL     01       2215
N-01    SIOUX CITY                IA     11       2422
N-02    DAYTONA BEACH             FL     01       1075
N-03    JACKSON                   TN     01       2036
N-04    JONESBORO                 AR     01       2046
N-05    GAUTIER                   MS     01       2196
N-06    JACKSON                   MI     11       2050
N-07    PORTAGE                   MI     11       1110
N-08    BAY CITY                  MI     11       2380
N-09    ST. CLOUD                 MN     11       2352
N-10    CANTON                    OH     01       1410
N-11    ROCHESTER                 MN     11       2602
N-12    APPLETON                  WI     11       2092
N-13    GREEN BAY                 WI     11       2112
N-14    MADISON                   WI     11       2382
N-15    MADISON                   WI     11       2232
N-16    SANTA ROSA                CA     11       1658
N-17    GRAND RAPIDS              MI     11       1140


** Deleted Pursuant to Request for Confidentiality Treatment.



Schedule Of Locations


STUDIO                                           STORE  SQUARE
NO.     CITY                     STATE  DIV      NO.    FOOTAGE**
- - -----   ----------------         -----  -------  -----  ---------
N-18    ELKHART                   IN     11       2130
N-19    MISSOULA                  MT     11       2259
N-20    BISMARCK                  ND     11       2402
N-21    ANNAPOLIS                 MD     01       2024
N-22    TUSCALOOSA                AL     01       2796
N-23    VICTOR                    NY     01       1584
N-24    BUFFALO                   NY     01       1984
N-25    NIAGARA FALLS             NY     01       1514
N-26    ROCHESTER                 NY     01       1894
N-27    ROCHESTER                 NY     01       1524
N-28    WILLIAMSVILLE             NY     01       1504
N-29    HORSEHEADS                NY     01       2744
N-30    BRIDGEPORT                WV     01       2826
N-31    FAIRFAX                   VA     01       1814
N-32    GREENVILLE                SC     01       1595
N-33    LYNNWOOD                  WA     11       1109
N-34    LA CROSSE                 WI     11       2432
N-35    SALINAS                   CA     11       1688
N-36    NEW CASTLE                PA     01       2274
N-37    YOUNGSTOWN                OH     01       1474
N-38    NILES                     OH     01       1564
N-39    STEUBENVILLE              OH     01       2324
N-40    WASHINGTON                PA     01       2114
N-42    ATLANTA                   GA     01       1275
N-43    ATLANTA                   GA     01       1385
N-46    MORROW                    GA     01       1565
N-47    IOWA CITY                 IA     11       2282
N-48    DUBUQUE                   IA     11       2122
N-49    FT. DODGE                 IA     11       2052
N-50    MASON CITY                IA     11       2252
N-51    SIOUX FALLS               SD     11       2872
N-52    MOLINE                    IL     11       1050
N-53    MIDLAND                   TX     01       2657
N-54    VICTORIA                  TX     01       2617
N-55    SAN LUIS OBISPO           CA     11       2258


** Deleted Pursuant to Request for Confidentiality Treatment.



Schedule Of Locations


STUDIO                                           STORE  SQUARE
NO.     CITY                     STATE  DIV      NO.    FOOTAGE**
- - -----   ----------------         -----  -------  -----  ---------
N-56    KOKOMO                    IN     11       2710
N-57    FT. WAYNE                 IN     11       2730
N-58    FT. WAYNE                 IN     11       1830
N-60    ROCKFORD                  IL     11       2990
N-61    SPRINGFIELD               IL     11       1780
N-62    COLORADO SPRINGS          CO     11       1111
N-63    PUEBLO                    CO     11       2281
N-64    EUREKA                    CA     11       2628
N-65    BOURBONNAIS (KANKAKEE)    IL     11       2802
N-66    BLOOMINGTON               IL     11       2840
N-67    PEORIA                    IL     11       1480
N-68    EAU CLAIRE                WI     11       2002
N-69    DECATUR                   IL     11       1320
N-70    CHAMPAIGN                 IL     11       2920
N-71    TERRE HAUTE               IN     11       2600
N-72    BLOOMINGTON               IN     11       2820
N-73    MICHIGAN CITY             IN     11       2290
N-74    BATTLE CREEK              MI     11       2040
N-75    MUSKEGAN                  MI     11       2930
N-76    SPRINGFIELD               OH     11       2390
N-77    SHERMAN                   TX     01/SSD   2627
N-78    ANDERSON                  SC     01       2305
N-79    W. DUNDEE                 IL     11       1820
N-80    NEWARK                    CA     11       1698
N-81    ALBANY                    GA     01       2815
N-82    QUINCY                    IL     11       2360
N-83    LAKELAND                  FL     01       1955
N-84    CHATTANOOGA               TN     01       1315
N-85    UNION CITY                GA     01       2865
N-86    FT. COLLINS               CO     11       2271
N-87    FAYETTEVILLE              AR     01       2241
N-88    BARBOURSVILLE             WV     01       1804
N-89    NORTH WALES               PA     01       1834
N-90    ROSEBURG                  OR     11       2289
N-91    OKLAHOMA CITY             OK     01       1211


** Deleted Pursuant to Request for Confidentiality Treatment.



Schedule Of Locations


STUDIO                                           STORE  SQUARE
NO.     CITY                     STATE  DIV      NO.    FOOTAGE**
- - -----   ----------------         -----  -------  -----  ---------
N-92    BOCA RATON                FL     01       1645
N-93    HEMET                     CA     11       2248
N-94    GREELEY                   CO     11       2451
N-95    COLONIAL HEIGHTS          VA     01       2064
N-96    KNOXVILLE                 TN     01       1675
N-97    KNOXVILLE                 TN     01       1395
N-98    SPRINGFIELD               MO     01       1171
N-99    BEND                      OR     11       2279
P-02    CAPE GIRARDEAU            MO     11/SSD   2146
P-03    PADUCAH                   KY     11/SSD   2176
P-04    FT. SMITH                 AR     01       2231
P-05    WACO                      TX     01       1367
P-06    COLUMBUS                  MS     01       2086
P-07    JEFFERSON                 MO     11/SSD   2331
P-08    SALINA                    KS     11       2131
P-09    CASPER                    WY     11       2341
P-10    FARGO                     ND     11       2082
P-11    AUBURN                    AL     01       2595
P-12    CHEYENNE                  WY     11       2371
P-13    MYRTLE BEACH              SC     01       2785
P-14    COLUMBIA                  MO     11/SSD   2480
P-15    GRAND ISLAND              NE     11       2421
P-16    KANSAS CITY               MO     11/SSD   1181
P-18    MANHATTAN                 KS     11/SSD   2430
Q-01    COEUR D'ALENE             ID     11       2349
Q-02    ATTLEBORO                 MA     01       1033
Q-03    KINGSTON                  MA     01       2043
Q-04    PHILLIPSBURG              NJ     01       2574
Q-05    TITUSVILLE                FL     01       2195
Q-06    PARIS                     TX     01/SSD   2097
Q-07    CHESAPEAKE                VA     01       2454
Q-08    COLUMBIA                  TN     01       2375
Q-09    BOWIE                     MD     01       2004
Q-10    JENSEN BEACH              FL     01       2315
Q-11    MOREHEAD CITY             NC     01       2165


** Deleted Pursuant to Request for Confidentiality Treatment.



Schedule Of Locations


STUDIO                                           STORE  SQUARE
NO.     CITY                     STATE  DIV      NO.    FOOTAGE**
- - -----   ----------------         -----  -------  -----  ---------
Q-12    LANGHORNE                 PA     01       1064
Q-13    BOULDER                   CO     11       2108
Q-14    SUMTER                    SC     01       2365
Q-15    MARTINSVILLE              VA     01       2094
Q-16    CORAL SPRINGS             FL     01       1055
Q-17    MIAMI                     FL     01       2155
Q-18    AIKEN                     SC     01       2095
R-01    HIGH POINT                NC     01       2545
R-02    DALTON                    GA     01       2615
R-03    KING OF PRUSSIA           PA     01       1884
R-05    ROME                      GA     01       2895
R-07    GREENVILLE                NC     01       2175
R-08    VALLEY STREAM             NY     01       1924
R-09    PRESCOTT                  AZ     11/SSD   2348
R-10    YORKTOWN HEIGHTS          NY     01       1944
R-11    CLOVIS                    NM     11       2888
R-12    ROSWELL                   NM     11       2207
R-13    SIERRA VISTA              AZ     11       2328
R-15    SANTA FE                  NM     11       2208
R-16    DULUTH                    GA     01       1685
R-17    FT. PIERCE                FL     01       2005
R-18    LUFKIN                    TX     01       2577
R-19    MANKATO                   MN     11       2142
R-20    WINCHESTER                VA     01       2784
R-21    ASHLAND                   KY     01       2854
R-23    HUMBLE                    TX     01       1417
R-25    WALLA WALLA               WA     11       2599
R-27    HILO                      HI     11       2388
R-30    HUNTSVILLE                AL     01       2166
R-31    CINCINNATI                OH     12      *1610
R-32    KAHULUI MAUI              HI     11       2148
R-33    BARTLESVILLE              OK     01       2221
R-34    MARION                    IN     11       2072
R-35    FAIRFIELD                 CA     11       2378
R-37    SLIDELL                   LA     01       2026

** Deleted Pursuant to Request for Confidentiality Treatment.
*  Remote Studios



Schedule Of Locations


STUDIO                                           STORE  SQUARE
NO.     CITY                     STATE  DIV      NO.    FOOTAGE**
- - -----   ----------------         -----  -------  -----  ---------
R-38    MONTCLAIR                 CA     11       1748
R-40    KENNESAW                  GA     01       1155
R-41    ORLANDO                   FL     01       1285
R-43    WATERTOWN                 NY     01       2683
R-44    LEAVENWORTH               KS     11/SSD   2650
R-46    LONGMONT                  CO     11       2398
R-47    PALM BEACH GARDENS        FL     01       1765
R-48    PLATTSBURG                NY     01       2533
R-49    MUSKOGEE                  OK     01       2045
R-50    DULUTH                    MN     11       2500
R-51    BOWLING GREEN             KY     01       2546
R-52    GAINESVILLE               GA     01       2505
R-53    PITTSBURGH                PA     01       1034
R-54    FLUSHING                  NY     01       3244
R-56    LEWISTON                  ID     11       2209
R-57    WESTMINSTER               MD     01       2963
R-59    LIHUE                     HI     11       2368
R-60    MORRISTOWN                TN     01       2055
R-61    ARLINGTON                 TX     01/SSD   1437
R-63    TRAVERSE CITY             MI     11       2180
R-66    MONROE                    MI     11       2012
R-67    CHATTANOOGA               TN     01       1105
R-70    MANASSAS                  VA     01       2044
R-71    HATO REY                  PR     03       1905
R-72    CAROLINA                  PR     03       1925
R-73    BAYAMON                   PR     03       1915
R-75    PONCE                     PR     03       1945
R-76    MAYAGUEZ                  PR     03       2925
R-77    CAGUAS                    PR     03       2915
R-80    SAN ANTONIO               TX     01       1427
R-81    HOLLAND                   MI     11       2032
R-82    CHICO                     CA     11       2048
R-84    CHRISTIANBURG             VA     01       2985
R-85    SCHENECTADY               NY     01       2113
R-86    NEW PHILADELPHIA          OH     01       2080


** Deleted Pursuant to Request for Confidentiality Treatment.



Schedule Of Locations


STUDIO                                           STORE  SQUARE
NO.     CITY                     STATE  DIV      NO.    FOOTAGE**
- - -----   ----------------         -----  -------  -----  ---------
R-87    BLOOMSBURG                PA     01       2284
R-88    AMES                      IA     11       2092
R-89    LOS ANGELES               CA     11       1018
R-91    ASHEBORO                  NC     01       2645
R-92    DU BOIS                   PA     01       2124
R-94    CHEEKTOWAGA               NY     01       2134
R-95    CHICAGO                   IL     11       2980
R-96    SHAWNEE                   OK     01       2057
R-97    ITHACA                    NY     01       2564
R-98    PORT CHARLOTTE            FL     01       2145
R-99    LEWISVILLE                TX     01/SSD   1076
S-414   ST. ANN                   MO     11/SSD   1500
S-426   VIRGINIA BEACH            VA     01       1265
S-427   DALLAS                    TX     01/SSD   1057
S-467   OVERLAND PARK             KS     11/SSD   1101
S-475   HOUSTON                   TX     01       1197
S-477   MESQUITE                  TX     01/SSD   1187
S-480   FT. WORTH                 TX     01/SSD   1117
S-482   HOUSTON                   TX     01       1017
S-483   HOUSTON                   TX     01       1067
S-484   HOUSTON                   TX     01       1127
S-487   PHILADELPHIA              PA     01       1084
S-492   PASADENA                  TX     01       1107
S-493   CRESTWOOD                 MO     11/SSD   1270
S-494   SILVER SPRINGS            MD     01       1304
S-495   BETHESDA                  MD     01       1424
S-752   UPPER DARBY               PA     01       1174
S-756   DALLAS                    TX     01/SSD   1227
S-758   ALBUQUERQUE               NM     11       1287
S-760   TULSA                     OK     01       1021
S-761   AUSTIN                    TX     01       1137
S-762   SAN ANTONIO               TX     01       1167
S-767   LANDOVER                  MD     01       1604
S-768   WILLOW GROVE              PA     01       1354
S-769   TAMPA                     FL     01       1505


** Deleted Pursuant to Request for Confidentiality Treatment.



Schedule Of Locations


STUDIO                                           STORE  SQUARE
NO.     CITY                     STATE  DIV      NO.    FOOTAGE**
- - -----   ----------------         -----  -------  -----  ---------
S-771   LIVONIA                   MI     11       1460
S-772   TROY                      MI     11       1490
S-773   FLINT                     MI     11       1100
S-774   ROSEVILLE                 MI     11       1450
S-778   LOUISVILLE                KY     11       1850
S-779   COLUMBUS                  OH     11       1370
S-781   COLUBUS                   OH     11       1440
S-784   FRANKLIN                  TN     01       2875
S-785   GOODLETTSVILLE            TN     01       1386
S-786   MEDIA                     PA     01       1654
S-787   FLORISSANT                MO     11/SSD   1630
S-788   RICHARDSON                TX     01/SSD   1207
S-790   TIGARD                    OR     11       1079
S-791   MOBILE                    AL     01       1056
S-792   ALTAMONTE SPRINGS         FL     01       1355
S-793   TUCSON                    AZ     11       1338
S-794   SPOKANE                   WA     11       1029
S-795   METAIRIE                  LA     01       1226
S-797   GRETNA                    LA     01       1286
S-798   INDEPENDENCE              MO     11/SSD   1121
S-799   KANSAS CITY               MO     11/SSD   2301
S-800   WESTMINISTER              CA     11       1608
S-801   LAGUNA HNILLS             CA     11       1548
S-802   LINCOLN PARK              MI     11       1250
S-803   COLUMBUS                  OH     11       1150
S-804   AURORA                    IL     11       1660
S-805   IRVING                    TX     01/SSD   2147
S-806   SACRAMENTO                CA     11       1408
S-807   CITRUS HEIGHTS            CA     11       1538
S-808   BIRMINGHAM                AL     01       1266
S-810   BIRMINGHAM                AL     01       2746
S-812   CORNWELL HEIGHTS          PA     01       1454
S-814   WILMINGTON                DE     01       1853
S-815   WILMINGTON                DE     01       1254
S-816   DEPTFORD                  NJ     01       1464


** Deleted Pursuant to Request for Confidentiality Treatment.



Schedule Of Locations


STUDIO                                           STORE  SQUARE
NO.     CITY                     STATE  DIV      NO.    FOOTAGE**
- - -----   ----------------         -----  -------  -----  ---------
S-817   MOORESTOWN                NJ     01       1494
S-818   LITTLE ROCK               AR     01       1016
S-819   N. LITTLE ROCK            AR     01       2066
S-820   COLUMBIA                  SC     01       1525
S-821   N. SAN DIEGO              CA     11       1648
S-822   NOVI                      MI     11       1760
S-823   NORMAN                    OK     01       2311
S-825   OKLAHOMA CITY             OK     01       1091
S-826   MT. VIEW                  CA     11       1238
S-827   EL PASO                   TX     11       1317
S-829   AMARILLO                  TX     01       1387
S-830   PARK FOREST               IL     11       1420
S-832   SCHAUMBURG                IL     11       1570
S-833   MERRILLVILLE              IN     11       1650
S-836   DES MOINES                IA     11       1012
S-837   N. HOLLYWOOD              CA     11       1168
S-838   CLEARWATER                FL     01       1415
S-839   TAMPA                     FL     01       1465
S-840   MONACA                    PA     01       1594
S-842   PITTSBURGH                PA     01       1334
S-844   PITTSBURGH                PA     01       1344
S-845   WEST MIFFLIN              PA     01       1824
S-846   GREENSBURG                PA     01       1714
S-847   SEATTLE                   WA     11       1009
S-848   TACOMA                    WA     11       1129
S-849   TUKWILA                   WA     11       1139
S-850   SEATTLE                   WA     11       1059
S-851   REDMOND                   WA     11       1069
S-852   FEDERAL WAY               WA     11       1099
S-853   SILVERDALE                WA     11       2309
S-855   EVERETT                   WA     11       2049
S-856   ST. PETERSBURG            FL     01       1295
S-857   VANCOUVER                 WA     11       2239
S-858   SALEM                     OR     11       2119
S-859   CHICAGO                   IL     11       1010


** Deleted Pursuant to Request for Confidentiality Treatment.



Schedule Of Locations


STUDIO                                           STORE  SQUARE
NO.     CITY                     STATE  DIV      NO.    FOOTAGE**
- - -----   ----------------         -----  -------  -----  ---------
S-860   JACKSON                   MS     01       1106
S-861   MIDWEST CITY              OK     01       1261
S-862   BATON ROUGE               LA     01       1086
S-863   MONROE                    LA     01       1116
S-864   BOSSIER CITY              LA     01       2677
S-865   MONTGOMERY                AL     01       1126
S-866   PENSACOLA                 FL     01       1096
S-867   FLORENCE                  KY     11       1730
S-868   CHICAGO                   IL     11       1020
S-869   CHICAGO                   IL     11       1030
S-870   CHICAGO                   IL     11       1090
S-872   CHICAGO                   IL     11       1380
S-874   NILES                     IL     11       1290
S-876   OAK BROOK                 IL     11       1300
S-877   VERNON HILLS              IL     11       1620
S-879   SHREVEPORT                LA     01       1077
S-880   DES MOINES                IA     11       2392
S-881   UNION GAP                 WA     11       2029
S-883   BEAUMONT                  TX     01       1407
S-884   PORT ARTHUR               TX     01       2637
S-887   AKRON                     OH     01       1520
S-888   AKRON                     OH     01       1670
S-889   DENTON                    TX     01/SSD   2587
S-892   CLEVELAND                 OH     01       1430
S-893   ELYRIA                    OH     01       1310
S-894   MENTOR                    OH     01       1350
S-895   NORTH RANDALL             OH     01       1770
S-896   RICHMOND HEIGHTS          OH     01       1530
S-897   NORTH OLMSTEAD            OH     01       1710
S-898   ALEXANDRIA                LA     01       2087
S-899   MARY ESTHER               FL     01       2056
V-12    W. HARTFORD               CT     01       1063
V-13    ALBANY                    NY     01       1103
V-14    FAYETTEVILLE              NY     01       2223
V-15    CLAY NY   01   1623


** Deleted Pursuant to Request for Confidentiality Treatment.



Schedule Of Locations


STUDIO                                           STORE  SQUARE
NO.     CITY                     STATE  DIV      NO.    FOOTAGE**
- - -----   ----------------         -----  -------  -----  ---------
V-16    NEW HARTFORD              NY     01       2603
V-18    WATERBURY                 CT     01       1183
V-19    GLEN FALLS                NY     01       2453
V-20    LEWISTON                  ME     01       2463
V-21    ALLENTOWN                 PA     01       1154
V-22    MAY'S LANDING             NJ     01       1554
V-23    BANGOR                    ME     01       2583
V-24    WILKES-BARRE              PA     01       2604
V-25    LANCASTER                 PA     01       1644
V-26    BURLINGTON                VT     01       2053
V-27    CAMP HILL                 PA     01       2624
V-29    WARWICK                   RI     01       1083
V-30    SWANSEA                   MA     01       2283
V-31    TOM'S RIVER               NJ     01       2524
V-32    N. DARTMOUTH              MA     01       2373
V-33    S. PORTLAND               ME     01       2183
V-34    READING                   PA     01       1484
V-35    HOLYOKE                   MA     01       1273
V-36    MANCHESTER                NH     01       2443
V-37    WATERFORD                 CT     01       1193
V-39    HARRISBURG                PA     01       1224
V-40    POTTSTOWN                 PA     01       2484
V-41    DEDHAM                    MA     01       1123
V-42    ORANGE                    CT     01       1113
V-43    BROCKTON                  MA     01       2233
V-44    NEWBURGH                  NY     01       2593
V-45    POUGHKEEPSIE              NY     01       1333
V-46    KINGSTON                  NY     01       2353
V-47    MIDDLETOWN                NY     01       1323
V-48    SALISBURY                 MD     01       1773
V-49    HANOVER                   PA     01       2244
V-50    SCRANTON                  PA     01       1534
V-51    SPRINGFIELD               MA     01       1093
V-53    MUNCY                     PA     01       2644
V-54    FRACKVILLE                PA     01       2684


** Deleted Pursuant to Request for Confidentiality Treatment.



Schedule Of Locations


STUDIO                                           STORE  SQUARE
NO.     CITY                     STATE  DIV      NO.    FOOTAGE**
- - -----   ----------------         -----  -------  -----  ---------
V-55    BRAINTREE                 MA     01       1283
V-56    CAMILLUS                  NY     01       2164
V-57    YORK                      PA     01       1244
V-58    AUGUSTA                   ME     01       2293
V-59    LEBANON                   PA     01       2254
V-60    BRUNSWICK                 ME     01       2203
V-61    PRESQUE ISLE              ME     01       2143
V-62    DOVER                     DE     01       2654
V-63    WOONSOCKET                RI     01       2073
V-64    LANESBOROUGH              MA     01       2343
V-65    MERIDEN                   CT     01       1043
V-67    VINELAND                  NJ     01       2374
V-68    MANCHESTER                CT     01       1443
V-69    DANBURY                   CT     01       1303
V-70    HYANNIS                   MA     01       2323
V-71    NEWINGTON                 NH     01       2663
V-72    NATICK                    MA     01       1403
V-74    CONCORD                   NH     01       2023
V-75    AUBURN                    NY     01       2473
V-76    NASHUA                    NH     01       1313
V-77    HANOVER                   MA     01       1243
V-78    PEABODY                   MA     01       1253
V-79    AUBURN                    MA     01       1213
V-80    OCEAN                     NJ     01       1744
V-81    SAUGUS                    MA     01       1053
V-82    LEOMINSTER                MA     01       1133
V-83    BURLINGTON                MA     01       1163
Y-02    LANCASTER                 OH     11       2750
Y-03    ELIZABETHTOWN             KY     11       2030
Y-04    MERAUX                    LA     01       2385
Y-06    CHAMBERSBURG              PA     01       2224
Y-08    IRONDEQUOIT               NY     01       2003





** Deleted Pursuant to Request for Confidentiality Treatment.



Schedule Of Locations


STUDIO                                           STORE  SQUARE
NO.     CITY                     STATE  DIV      NO.    FOOTAGE**
- - -----   ----------------         -----  -------  -----  ---------
Y-09    NEW HYDE PARK             NY     01       2933
Y-12    SOUTH WALDORF             MD     01       1074
Y-13    MURFREESBORO              TN     01       2226
Y-17    FAIRFIELD                 AL     01       2206
Y-18    SARATOGA SPRINGS          NY     01       2173
Y-19    COLUMBIA                  SC     01       2035
Y-21    FREEHOLD                  NJ     01       1204
Y-22    MASSENA                   NY     01       2033
Y-23    HOUSTON                   TX     01       5011
Y-24    ST. PETERS                MO     11/SSD   1182
Y-25    JACKSONVILLE              FL     01       1066
Y-26    WESTOVE                   WV     01       2304
Y-27    COON RAPIDS               MN     11       2902
Y-28    GUAYAMA                   PR     03       2675
Y-29    CRYSTAL RIVER             FL     01       2555
Y-30    CAMBRIDGE                 MA     01       1343
Y-31    OAKRIDGE                  TN     01       2376
Y-36    ST. CHARLES               IL     11       2041
Y-37    MESA                      AZ     11/SSD   1078
Y-38    BURBANK                   CA     11       1838
Y-39    RICHMOND                  CA     11       1788
Y-40    PINEVILLE                 NC     01       1646
Y-41    BLOOMINGDALE              IL     11       1172
Y-43    CARY                      NC     01       2824
Y-44    MARTINSBURG               WV     01       2814
Y-46    BALTIMORE                 MD     01       2823
Y-47    MIDLAND                   MI     11       2642
Y-48    FAIRBANKS                 AK     11       2819
Y-50    SALEM                     NH     01       1003
Y-51    TAUNTON                   MA     01       2934
Y-52    MONTEBELLO                CA     11       1998
Y-53    CLEVELAND                 TN     01       2345
Y-54    ASHTABULA                 OH     01       2932
Y-55    BLOOMINGTON               MN     11       1722
Y-56    BOYNTON BEACH             FL     01       1755


** Deleted Pursuant to Request for Confidentiality Treatment.



Schedule Of Locations


STUDIO                                           STORE  SQUARE
NO.     CITY                     STATE  DIV      NO.    FOOTAGE**
- - -----   ----------------         -----  -------  -----  ---------
Y-57    VALENCIA                  CA     11       1999
Y-58    MORENO VALLEY             CA     11       1868
Y-61    HOMESTEAD                 FL     01       2235
Y-62    ALPHARETTA                GA     01       1695
Y-63    BEAVER CREEK              OH     11       1202
Y-64    PUYALLUP                  WA     11       2330





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





CPI Corp.




Date:  August 26, 1994           By:  /s/     Barry Arthur
                                      Barry Arthur
                                      Executive Vice President -
                                      Finance
                                      Principal Financial Officer

                           SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





CPI Corp.




Date:  August 26, 1994           By:
                                      Barry Arthur
                                      Executive Vice President -
                                      Finance
                                      Principal Financial Officer