Form 10-Q
period 1994-07-23
CPI CORP
filed 1994-09-02
CIK 25354

SECURITIES AND EXCHANGE COMMISSION
                     Washington D.C.   20549

                           FORM 10-Q

        QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934


              For the Quarter Ended July 23, 1994
                 Commission File Number 1-10204


                           CPI CORP.
 ____________________________________________________________
    (Exact Name of Registrant as Specified In Its Charter)


            Delaware                                43-1256674
- - ----------------------------------            ---------------------
(State of Other Jurisdiction                  (I.R.S. Employer
of Incorporation or Organization)             Identification No.)


1706 Washington Avenue, St. Louis, Missouri        63103-1790
- - --------------------------------------------       -----------
(Address of Principal Executive Offices)           (Zip Code)


Registrant's telephone number, including area code:  (314)231-1575
                                                     -------------

     Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.
                                Yes _____X______  No ____________

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock $.40 par value              13,894,517 shares
- - ----------------------------      --------------------------------
          Class                   Outstanding at September 1, 1994


                      EXHIBIT INDEX ON PAGE 29


                             CPI CORP.
                              INDEX


                                                         PAGE NO.

Part I.  Financial Information:

   Item 1.  Financial Statements:

            Interim Condensed Consolidated Balance          4,5
              Sheets - July 23, 1994, July 24, 1993
              and February 5, 1994

            Interim Condensed Consolidated Statements       6,7
              of Earnings - For the 12 and 24 Weeks
              Ended July 23, 1994 and July 24, 1993

            Interim Condensed Consolidated Statements      8-10
              of Changes in Stockholders' Equity - For
              the 52 Weeks Ended February 5, 1994 and
              for the 24 Weeks Ended July 23, 1994

            Interim Condensed Consolidated Statements     11,12
              of Cash Flows - For the 24 Weeks Ended
              July 23, 1994 and July 24, 1993

            Notes to Interim Condensed Consolidated       13-15
              Financial Statements


   Item 2.  Management's Discussion and Analysis of       16-22
            Financial Condition and Results of
            Operations


   Item 6.(a)
            Exhibit 11 - Computation of Earnings          23,24
              per Common Share



                             CPI CORP.
                              INDEX


                                                         PAGE NO.

Part II.  Other Information:

   Item 2.  Changes in the Rights of Company's            25
              Security Holders

   Item 4.  Results of Votes of Security Holders          25,26

   Item 6.  Exhibits and Reports on Form 8-K              27


Signature                                                 28


                  PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                            CPI CORP.
 INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS - ASSETS (UNAUDITED)


                              July 23,      July 24,   February 5,
                                1994         1993         1994
                            ------------  -----------  -----------
Current assets:
  Cash                      $  4,435,484 $  4,358,559 $  4,304,171
  Short-term investments      17,198,827   12,518,582   62,051,741
  Receivables                 18,774,959   16,866,504   21,057,245
  Inventories                 28,579,782   24,246,874   28,530,382
  Deferred costs applicable
    to unsold portraits        4,125,891    3,621,548    2,822,123
  Prepaid expenses and other
    current assets             7,683,074    8,835,620    9,005,393
                            ------------  -----------  -----------

      Total current assets    80,798,017   70,447,687  127,771,055
                            ------------  -----------  -----------

Net property and equipment   139,861,924  108,902,450  114,328,773

Other assets:
  Intangible assets           58,576,756   63,629,633   60,944,867
  Other long-term assets       3,184,410    2,541,346    2,751,641
                            ------------  -----------  -----------

                            $282,421,107 $245,521,116 $305,796,336
                            ============ ============ ============


See notes to interim condensed consolidated financial statements.



CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS LIABILITIES
            AND STOCKHOLDERS' EQUITY (UNAUDITED)
                              July 23,     July 24,  February 5,
                                1994        1993        1994
                         ------------- ------------- ------------
Current liabilities:
  Short-term borrowings  $    ---      $ 19,700,000  $    ---
  Current maturities of
    long-term obligations     194,203       431,091       292,468
  Accounts payable         37,066,977    28,571,537    32,849,291
  Accrued expenses and
    other liabilities      19,042,386    16,653,032    21,046,068
  Income taxes              1,585,486     2,715,650     8,767,222
  Deferred income taxes,
    net                     1,967,851     1,294,321     2,232,429
                         ------------- ------------- -------------
  Total current
   liabilities             59,856,903    69,365,631    65,187,478
                         ------------- ------------- -------------
Long-term obligations,
  less current maturities  59,727,718       330,169    59,810,789
Other liabilities           3,310,058     4,495,821     4,848,151
Deferred income taxes,
  Net                         150,983     2,004,280       441,445
Stockholders' equity:
  Preferred stock, no par
    value.  1,000,000
    shares authorized;
    no shares outstanding     ---           ---           ---
  Preferred stock, Series
    A, no par value           ---           ---           ---
  Common stock, $.40 par
    value, 50,000,000
    shares authorized;
    17,002,365,
    16,978,880 and
    16,978,869 shares
    outstanding at July
    23, 1994, July 24,
    1993 and February 5,
    1994, respectively      6,800,946     6,791,552     6,791,548
  Additional paid-in
    capital                29,644,209    29,262,689    29,262,531
  Retained earnings       194,625,170   192,058,197   199,547,800
  Cumulative foreign
    currency translation
    adjustment             (1,855,595)     (680,496)   (1,381,524)
  Treasury stock, at
    cost, 3,040,263,
    2,323,308 and
    2,363,808 shares at
    July 23, 1994, July
    24, 1993 and February
    5, 1994, respectively (69,720,437)  (57,901,877)  (58,556,032)
  Unamortized deferred
    compensation -
    restricted stock         (118,848)     (204,850)     (155,850)
                         ------------- ------------- -------------
  Total stockholders'
    equity                159,375,445   169,325,215   175,508,473
                         ------------- ------------- -------------
                         $282,421,107  $245,521,116  $305,796,336
                         ============= ============= =============

See notes to interim condensed consolidated financial statements.


CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                          (UNAUDITED)
        12 Weeks Ended July 23, 1994 and July 24, 1993

                                      12 Weeks Ended
                               ---------------------------
                                 July 23,      July 24,
                                   1994          1993
                               ------------- -------------

Net Sales                      $104,651,813  $ 95,385,928

Cost and expenses:
  Cost of sales (exclusive of
    depreciation expense shown
    below)                       32,900,575    28,113,793
  Selling, administrative and
    general expenses             60,037,082    56,508,547
  Depreciation                    7,078,576     6,027,345
  Amortization of intangibles     1,236,335     1,533,246
                               ------------- -------------
                                101,252,568    92,182,931
                               ------------- -------------
Income from operations            3,399,245     3,202,997

Net interest expense               (786,585)      (62,031)

Severance and early
  retirement benefit                ---           150,000

Other income                        107,983       168,373
                               ------------- -------------
Earnings before
  income taxes and
  cumulative effect of
  accounting change               2,720,643     3,459,339

Income tax expense                1,089,300     1,392,387
                               ------------- -------------
Earnings before
  cumulative effect
  of accounting change            1,631,343     2,066,952

Cumulative effect of
  accounting change                 ---           ---
                               ------------- -------------
Net earnings                   $  1,631,343  $  2,066,952
                               ============= =============
Earnings before cumulative
  effect of accounting change  $       0.11  $       0.14

Cumulative effect of
  accounting change                 ---           ---
                               ------------- -------------
Net earnings                   $       0.11  $       0.14
                               ============= =============
Weighted average number of
  common and common equivalent
  shares outstanding             14,342,019    14,679,758
                               ============= =============

See notes to interim condensed consolidated financial statements.


CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                          (UNAUDITED)
        24 Weeks Ended July 23, 1994 and July 24, 1993


                                      24 Weeks Ended
                               ---------------------------
                                 July 23,      July 24,
                                   1994          1993
                               ------------- -------------

Net Sales                      $204,755,488  $184,176,285

Cost and expenses:
  Cost of sales (exclusive of
    depreciation expense shown
    below)                       63,803,722    53,811,421
  Selling, administrative and
    general expenses            125,029,742   115,306,318
  Depreciation                   13,685,375    11,836,282
  Amortization of intangibles     2,551,055     2,952,431
                               ------------- -------------
                                205,069,894   183,906,452
                               ------------- -------------

Income (loss) from operations      (314,406)      269,833

Net interest income (expense)    (1,316,059)       52,451

Severance and early
  retirement expense                ---         1,400,000

Other income                        204,198       291,526
                               ------------- -------------
Loss before income taxes
  and cumulative effect of
  accounting change              (1,426,267)     (786,190)

Income tax benefit                  570,478       315,153
                               ------------- -------------
Loss before cumulative effect
  of accounting change             (855,789)     (471,037)

Cumulative effect of accounting
  change                            ---         2,120,000
                               ------------- -------------
Net earnings (loss)            $   (855,789) $  1,648,963
                               ============= =============
Loss before cumulative
  effect of accounting change  $      (0.06) $      (0.03)

Cumulative effect of accounting
  change                            ---              0.14
                               ------------- -------------
Net earnings (loss)            $      (0.06) $       0.11
                               ============= =============
Weighted average number of
  common and common equivalent
  shares outstanding             14,461,486    14,671,399
                               ============= ============

See notes to interim condensed consolidated financial statements.


CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
                        (UNAUDITED)

 52 Weeks Ended February 5, 1994 and 24 Weeks Ended July 23, 1994

                                                 Additional
                                     Common        Paid-In
                                     Stock         Capital
                                  ------------   ------------

Balance at February 6, 1993       $  6,782,292   $ 28,833,326

Issuance of common stock:
  Profit sharing plan and trust          6,190        303,000
  Stock bonus plan                       1,466         71,805
  Employee stock plans                   1,600         54,400
Foreign currency translation           ---            ---
Dividends ($.56 per
  common share)                        ---            ---
Net earnings                           ---            ---
Purchase of treasury stock,
  at cost                              ---            ---
Amortization of deferred
  compensation-restricted stock        ---            ---
                                  ------------   ------------
Balance at February 5, 1994          6,791,548     29,262,531

Issuance of common stock:
  Profit sharing plan and trust          7,955        327,182
  Stock bonus plan                       1,443         54,496
Foreign currency translation           ---            ---
Dividends ($.28 per common
  share)                               ---            ---
Net loss                               ---            ---
Purchase of treasury stock,
  at cost                              ---            ---
Amortization of deferred
  compensation - restricted
  stock                                ---            ---
                                  ------------   ------------

Balance at July 23, 1994          $  6,800,946   $ 29,644,209
                                  ============   ============

See notes to interim condensed consolidated financial statements.


CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY - RETAINED EARNINGS AND CUMULATIVE FOREIGN
        CURRENCY TRANSACTION ADJUSTMENT (UNAUDITED)

52 Weeks Ended February 5, 1994 and 24 Weeks Ended July 23, 1994

                                                  Cumulative
                                                  Foreign
                                                  Currency
                                    Retained      Transaction
                                    Earnings      Adjustment
                                  ------------   -------------
Balance at February 6, 1993       $194,509,469   $    (89,601)

Issuance of common stock:
  Profit sharing plan and trust        ---            ---
  Stock bonus plan                     ---            ---
  Employee stock plans                 ---            ---
Foreign currency translation           ---         (1,291,923)
Dividends ($.56 per
  common share)                     (8,198,125)       ---
Net earnings                        13,236,456        ---
Purchase of treasury stock,
  at cost                              ---            ---
Amortization of deferred
  compensation-restricted stock        ---            ---
                                  -------------  -------------
Balance at February 5, 1994        199,547,800     (1,381,524)

Issuance of common stock:
  Profit sharing plan and trust        ---            ---
  Stock bonus plan                     ---            ---
Foreign currency translation           ---           (474,071)
Dividends ($.28 per common
  share)                            (4,066,842)       ---
Net loss                              (855,788)       ---
Purchase of treasury stock,
  at cost                              ---            ---
Amortization of deferred
  compensation - restricted
  stock                                ---            ---
                                  -------------  -------------
Balance at July 23, 1994          $194,625,170   $ (1,855,595)
                                  =============  =============

See notes to interim condensed consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
   STOCKHOLDERS' EQUITY - TREASURY STOCK AT COST, UNAMORTIZED
   DEFERRED COMPENSATION-RESTRICTED STOCK AND TOTAL (UNAUDITED)
 52 Weeks Ended February 5, 1994 and 24 Weeks Ended July 23, 1994
                                          Unamortized
                                            Deferred
                              Treasury   Compensation-
                                Stock,     Restricted
                               At Cost       Stock      Total
                            ------------- ---------- -------------
Balance at February 6, 1993 $(57,898,854) $(190,850) $171,945,782
Issuance of common stock:
  Profit sharing plan and
    trust                        ---        ---           309,190
  Stock bonus plan               ---        ---            73,271
  Employee stock plans           ---        (56,000)      ---
Foreign currency
  translation                    ---        ---       (1,291,923)
Dividends ($.56 per common
  share)                         ---        ---        (8,198,125)
Net earnings                     ---        ---        13,236,456
Purchase of treasury stock,
  at cost                       (657,178)   ---          (657,178)
Amortization of deferred
  compensation-restricted
  stock                          ---         91,000        91,000
                            ------------- ---------- -------------
Balance at February 5, 1994  (58,556,032)  (155,850   175,508,473
Issuance of common stock:
  Profit sharing plan and
    trust                        ---        ---           335,137
  Stock bonus plan               ---        ---            55,939
Foreign currency
  translation                    ---        ---          (474,071)
Dividends ($.28 per common
  share)                         ---        ---        (4,066,842)
Net loss                         ---        ---          (855,788)
Purchase of treasury stock,
  at cost                    (11,164,405)   ---       (11,164,405)
Amortization of deferred
  compensation-restricted
  stock                          ---         37,002        37,002
                            ------------- ---------- -------------
Balance at July 23, 1994    $(69,720,437) $(118,848) $159,375,445
                            ============= ========== =============

See notes to interim condensed consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 24 WEEKS ENDED JULY 23, 1994 AND JULY 24, 1994 (UNAUDITED)
                                        24 Weeks Ended
                                 ----------------------------
                                   July 23,       July 24,
                                     1994           1993
                                 -------------  ------------
Cash flows provided by
  operating activities           $  9,352,150   $  4,265,122

Cash flows provided by (used
  in) financing activities:
  Proceeds from issuance of
    short-term debt                   ---         19,700,000
  Proceeds from issuance of
    long-term debt                    ---            372,660
  Repayment of long-term debt        (214,312)      (131,211)
  Issuance of common stock to
    employee stock plans              391,076        438,623
  Cash dividends                   (4,066,842)    (4,100,235)
  Purchase of treasury stock      (11,164,405)        (3,023)
                                 -------------  -------------
      Cash flows provided by
        (used in) financing
        activities                (15,054,483)    16,276,814
                                 -------------  -------------
Cash flows provided by (used in)
  investing activities:
  Purchases of short-term
    investments                    (3,991,619)       ---
  Proceeds from maturing of
    short-term investments         28,118,295        ---
  Additions to property and
    equipment                     (39,010,344)    (9,535,858)
  Acquisitions:
    Property and equipment           (208,182)   (13,629,943)
    Intangible assets                 551,465     (1,169,216)
  Long-term investments               ---            (35,634)
  Restricted stock                    ---            (56,000)
                                 -------------  -------------
  Cash flows used in investing
    activities                    (14,540,385)   (24,426,651)
                                 -------------  -------------
Effect of exchange rate changes
  on cash and equivalents            (352,207)      (216,222)
                                 -------------  -------------
Net decrease in cash and cash
  equivalents                     (20,594,925)    (4,100,937)

Cash and cash equivalents at
  beginning of year                35,915,114     20,978,078
                                 -------------  -------------
Cash and cash equivalents at
  end of period                  $ 15,320,189   $ 16,877,141
                                 =============  =============
Supplemental cash flow
  information:
  Interest paid                  $  1,933,529   $    199,914
                                 =============  =============
  Income taxes paid              $  6,153,271   $  6,847,391
                                 =============  =============

See notes to interim condensed consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 24 WEEKS ENDED JULY 23, 1994 AND JULY 24, 1993 (UNAUDITED)
(continued)

                                      24 Weeks Ended
                                 ----------------------------
                                   July 23,       July 24,
                                     1994           1993
                                 -------------  -------------
Reconciliation of net earnings
  to cash flows provided by
  (used in) operating
  activities:

Net earnings (loss)              $   (855,789)  $  1,648,963

Adjustments for items not
  requiring cash:
  Depreciation and amortization    16,236,430     14,734,867
  Deferred income taxes              (555,040)    (3,039,145)
  Deferred compensation            (1,538,093)      (999,518)
  Other                            (1,219,065)    (1,174,118)

Decrease (increase) in current
  assets:
  Receivables and inventories       2,232,888     (1,066,379)
  Deferred costs applicable to
    unsold portraits               (1,303,768)       151,169
  Prepaid expenses and other
    current assets                  1,322,319       (478,928)

Increase (decrease) in current
  liabilities:
  Accounts payable, accrued
    expenses and other
    liabilities                     2,214,004        554,604
  Income taxes                     (7,181,736)    (6,066,393)
                                 -------------  -------------
Cash flows used in operating
  activities                     $  9,352,150   $  4,265,122

See notes to interim condensed consolidated financial statements.


                              CPI CORP.

    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial position as of July 23, 1994, July 24, 1993 and February 5, 1994 and the results of its operations and changes in its cash flows for the 12 and 24 weeks ended July 23, 1994 and July 24, 1993. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's annual report on Form 10-K for its fiscal year ended February 5, 1994. Certain accounts have been reclassified within the 1993 financial statements to conform with the presentation in 1994.


2. Short-term investments are comprised of money market instruments which aggregated $17,198,827, $12,518,582 and $62,051,741 as of
   July 23, 1994, July 24, 1993, and February 5, 1994,
   respectively, and are stated at cost which approximates market.

   Total interest income for the 12 weeks ended July 23, 1994 and
   July 24, 1993 was $246,170 and $129,119, respectively, and for the 24 weeks ended July 23, 1994 and July 24, 1993 was $617,472 and $300,489, respectively.
.


3. Inventories consist of the following components:

   CPI CORP. INVENTORIES AT JULY 23, 1994, JULY 24, 1994 AND
   FEBRUARY 5, 1994
                               July 23,     July 24,  February 5,
                                 1994        1993        1994
                              ----------- ----------- -----------
   Raw materials and supplies $28,025,435 $23,712,788 $27,981,589
   Portraits-in-process           554,347     534,086     548,793
                              ----------- ----------- -----------
                              $28,579,782 $24,246,874 $28,530,382
                              =========== =========== ===========

4. On May 30, 1993, CPI Corp. finalized the acquisition of the Prints Plus wall decor chain from the Melville Corporation, originally disclosed on May 10, 1993. The 103 store chain, located in malls throughout the United States, operates a prints, posters and framing business with annual sales in excess of $40 million. Prints Plus was acquired for approximately $14.7 million. In addition, the Company entered into a non-compete agreement with Melville Corporation for cash consideration aggregating $1,050,000 which is being amortized over a three-year period. Stores will continue to be operated under the trade name "Prints Plus".

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


6. On August 31, 1993, the Company placed privately senior notes in the amount of $60 million (the "Note Agreement") with two insurance companies. The notes, issued pursuant to the Note Agreement, mature over a seven-year period with an average maturity of 5.42 years and with the first principal payment due at the end of the third year. Interest on the notes is payable semi-annually at an average effective fixed rate of 6.44%. The Note Agreement requires the Company to maintain certain financial ratios and comply with certain restrictive covenants. Under one covenant, dividend payments, purchase of treasury stock and certain restricted investments are not to exceed $25 million plus 50% of net earnings (or less 100% of net losses) credited at the end of each fiscal year.

   On June 14, 1994, the Company amended its $25 million Revolving Credit Agreement, extending its term until August 31, 1996.

   To manage its exposure to fluctuations in interest rates, the Company has entered into an interest rate swap agreement for a notional principal amount of $40.0 million, maturing August 28, 1995. Interest rate swap agreements involve the exchange of interest obligations on fixed and floating interest rate debt without the exchange of the underlying principal amount. The differential paid or received on the interest rate swap agreement is recognized as an adjustment to interest expense.

   The Company's interest rate swap agreement states the Company will receive a fixed rate of 4.54% and will pay a floating rate equal to the 6-month LIBOR rate as of a specific date which was 5.08% for the first half of 1994. For the 12 and 24 week periods ended July 24, 1994, interest expense was increased by $129,000 and $112,000, respectively. While the Company has credit risk associated with this financial instrument, no loss is anticipated due to nonperformance by the counterparties to these agreements. The Company has not entered into any other derivative instruments or off-balance sheet transactions.


7. In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 expands the required use of fair value accounting for investments in debt and equity securities, and allows debt securities to be classified as "held-to-maturity" and reported in the financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Furthermore, SFAS No. 115 clarifies that securities which might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in liquidity needs, or other similar factors cannot be classified as "held-to-maturity." SFAS No. 115 is effective for fiscal years beginning after December 15, 1993. The Company adopted SFAS No. 115 on February 6, 1994. The adoption of SFAS No. 115 did not have an effect on the financial position of the Company as securities in the Company's portfolio are short-term in nature and were classified as "held-to-maturity".

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

To establish a framework for discussion, selected financial data summarizing the Company's operating results for the 12 and 24 weeks ended July 23, 1994 and July 24, 1993, respectively, are presented in the following table and are discussed in greater detail on subsequent pages.

CPI CORP. SELECTED FINANCIAL DATA FOR THE 12 WEEKS ENDED JULY 23,
1994 AND JULY 24, 1993 (IN THOUSANDS EXCEPT PER SHARE DATA)
                                            12 Weeks Ended
                                         ----------------------
                                          July 23,    July 24,
                                            1994        1993
                                         ----------  ----------
Net sales:
  Portrait studios                       $  45,797   $  39,743
  Photofinishing                            46,111      45,851
  Other products and services               12,743       9,792
                                         ----------  ----------
                                         $ 104,651   $  95,386
                                         ==========  ==========
Operating earnings:
  Portrait studios                       $   4,663   $   3,368
  Photofinishing                             2,747       4,201
  Other products and services               (1,158)       (928)
                                         ----------  ----------
                                             6,252       6,641

General corporate expenses                  (2,851)     (3,438)
Severance and early retirement benefits      ---           150
                                         ----------  ----------
Income (loss) from operations                3,401       3,353
Net interest income (expense)                 (788)        (62)
Other income                                   108         168
                                         ----------  ----------
Earnings (loss) before income taxes and
  cumulative effect of accounting change     2,721       3,459
Income tax expense (benefit)                 1,089       1,392
                                         ----------  ----------
Earnings (loss) before cumulative effect
  of accounting change                       1,632       2,067
Cumulative effect of accounting change       ---         ---
                                         ----------  ----------
Net earnings (loss)                      $   1,632   $   2,067
                                         ==========  ==========
Earnings (loss) per common share:
  Earnings (loss) before cumulative
    effect of accounting change          $     .11   $     .14
  Cumulative effect of accounting change     ---         ---
                                         ----------  ----------
  Net earnings (loss)                    $     .11   $     .14
                                         ==========  ==========
Weighted average number of common and
  common equivalent shares outstanding      14,342      14,680
                                         ==========  ==========

CPI CORP. SELECTED FINANCIAL DATA FOR THE 24 WEEKS ENDED JULY 23,
1994 AND JULY 24, 1993 (IN THOUSANDS EXCEPT PER SHARE DATA)
                                            24 Weeks Ended
                                         ----------------------
                                          July 23,    July 24,
                                            1994        1993
                                         ----------  ----------
Net sales:
  Portrait studios                       $  95,565   $  87,827
  Photofinishing                            83,900      82,703
  Other products and services               25,290      13,646
                                         ----------  ----------
                                         $ 204,755   $ 184,176
                                         ==========  ==========
Operating earnings:
  Portrait studios                       $   8,210   $   7,468
  Photofinishing                               527       1,913
  Other products and services               (2,031)     (1,639)
                                         ----------  ----------
                                             6,706       7,742

General corporate expenses                  (7,019)     (7,472)
Severance and early retirement benefits      ---        (1,400)
                                         ----------  ----------
Income (loss) from operations                 (313)     (1,130)
Net interest income (expense)               (1,317)         52
Other income                                   204         292
                                         ----------  ----------
Earnings (loss) before income taxes and
  cumulative effect of accounting change    (1,426)       (786)
Income tax expense (benefit)                  (570)       (315)
                                         ----------  ----------
Earnings (loss) before cumulative effect
  of accounting change                        (856)       (471)
Cumulative effect of accounting change       ---         2,120
                                         ----------  ----------
Net earnings (loss)                      $    (856)  $   1,649
                                         ==========  ==========
Earnings (loss) per common share:
  Earnings (loss) before cumulative
    effect of accounting change          $    (.06)  $    (.03)
  Cumulative effect of accounting change     ---           .14
                                         ----------  ----------
  Net earnings (loss)                    $    (.06)  $     .11
                                         ==========  ==========
Weighted average number of common and
  common equivalent shares outstanding      14,462      14,671
                                         ==========  ==========

REVENUES: Sales increased 9.7% to $104.7 million in the second quarter of 1994, from $95.4 million in the comparable period last year. For the first half, sales increased 11.2% to $204.8 million from $184.2 million recorded last year. Major factors contributing to the sales increase are the inclusion of the Prints Plus operations for the entire 24 week period in fiscal 1994 and an improvement in sales performance of the Portrait Studio operation. The Prints Plus operation was acquired May 30, 1993, operating for eight weeks of last year's first fiscal half.

Portrait Studio sales increased 15.2% and 8.8% for the 12 and 24 week periods ending July 23, 1994, respectively, over the comparable period last year. The new freeze-frame digital imaging system has been installed in 577 of the 1,005 portrait studio locations, enhancing sales in these locations.

Photofinishing sales rose 0.6% in the second quarter of 1994 to $46.1 million and 1.4% in the first half of 1994 to $83.9 million. The average sale per roll increased slightly both for the second quarter and first half, while roll volume declined slightly.

Other Products and Services includes the electronic publishing business, the newly acquired wall decor business operating under the names "Prints Plus" and "Prints and Posters" and the digital imaging business. The Company purchased the remaining interest of Color Laser Corp., a digital imaging business the Company previously held a minority interest in, and is now reflecting sales of this operation in the consolidated results. Sales of Color Laser Corp. were not material to either the second quarter or first half results. Sales in the Other Products and Services segment increased 30.1% to $12.7 million and 85.3% to $25.3 million for the 12 and 24 week periods ended July 23, 1994, respectively, from the comparable prior year periods. The sales increase primarily resulted from the inclusion of the Prints Plus operation for the entire 24 week period this year compared to only an eight week period last year.


OPERATING INCOME: Segment operating earnings for prior years have been restated to conform with the current year's presentation. Certain employee benefit costs, which in prior years were recorded as part of corporate expense, have been reclassified to the operating segments to better reflect the operating contribution of the segments. Income from operations increased slightly to $3.4 million for the second quarter of 1994 and losses from operations declined to $300,000 in the first fiscal half of 1994 from $1.1 million recorded in 1993.

Portrait Studio operating earnings increased 38.5% and 9.9% for the 12 and 24 week periods ended July 23, 1994, respectively, from the comparable periods last year, as higher sales offset the increased costs in terms of higher depreciation, training expenses, cost of sales and studio employment costs. Additional depreciation for the new freeze-frame digital imaging system amounted to $1.4 million and incremental training costs amounted to $600,000 in the first fiscal half of 1994. Cost of sales increased due to increased volume and an increase in the size of the portrait package produced.

Photofinishing operating earnings were $2.7 million and $0.5 million, declining $1.5 million and $1.4 million from the comparable prior year periods for the 12 and 24 week periods ended July 23, 1994, respectively. This decline in operating earnings is primarily attributable to the $1.3 million cost of testing and developing new marketing concepts.

The Other Products and Services had increased operating losses both for the second quarter and first half of 1994 reflecting the seasonal operating losses of the Prints Plus operation for the entire 24 week period. The electronic publishing business showed improved results in the form of reduced operating losses due to lower operating costs.

NET EARNINGS (LOSSES): Net earnings amounted to $1.6 million in the current quarter of 1994, a 21.0% decline from the $2.1 million recorded last year, reflecting the increased borrowing costs associated with the $60 million Note Agreements entered into by the Company in August 1993. Interest expense reflects the accrual for the Company's interest rate swap agreement amounting to $112,000 for the first fiscal half of 1994. The Company will continue to be impacted by the $40 million interest rate swap agreement until August 28, 1995 based on fluctuations in short-term interest rates (see Footnote 6 for details).

Net losses for the first fiscal half amounted to $0.9 million in 1994 compared to net earnings of $1.6 million in 1993's first half.

The first half of 1993 includes a $1.4 million before tax provision for severance and early retirement benefits and a $2.1 million benefit to earnings from an accounting change. The Company finalized its severance and early retirement arrangements during the second quarter of 1993. The accounting change resulted from adopting the provisions of Statement of Accounting Standards No. 109, "Accounting for Income Taxes". In accordance with the Standard, the Company has changed its method of accounting for income taxes from the deferred method to the asset and liability method. The Company adopted Statement 109 on a prospective basis.

Earnings per share amounted to $0.11 in the second quarter of 1994 compared to $0.14 per share recorded in the prior year's second quarter. For the first fiscal half of 1994, the Company incurred a $0.06 loss per share compared to a loss of $0.03 incurred in last year's first fiscal half before the cumulative effect of the accounting change. Net earnings amounted to $0.11 per share in the first fiscal half of 1993 after consideration of the accounting change. For the full 1994 fiscal year, management believes earnings will exceed $1.00 per share and, if positive results in the portrait studios continue, results could exceed the previously projected $1.05 maximum earnings per share.


CAPITAL RESOURCES AND LIQUIDITY: Cash and short-term investments were $21.6 million, $16.9 million and $66.4 million on July 23, 1994, July 24, 1993 and February 5, 1994, respectively.

Capital expenditures amounted to $39.0 million in the first fiscal half of 1994, of which approximately $26.0 million related to the new freeze-frame digital imaging system and related point-of-sale equipment.

The Company has increased from $75 million to $85 million the estimated planned capital expenditure for installing the new digital freeze-frame imaging system and studio renovation program. Included in this estimate are $55 million for the acquisition of freeze-frame digital imaging systems, $5 million for point-of-sale
registers and $25 million for studio renovations.   The digital
imaging system and point-of-sale registers are expected to be fully installed by the end of September 1994 in the United States, with the remaining installation in Canada scheduled for completion in early 1995. The studio renovation program begun in early fiscal 1994 is expected to take about five years to complete. The Company expects to fund this capital expenditure program through proceeds of maturing short-term investments balances, borrowing against lines of credit and utilizing operating cash flow. Portrait Studio depreciation expense is expected to increase by $3.5 million in the second half of 1994 over the comparable period last year as a result of this program and by approximately $8.0 million in fiscal year 1995 over fiscal year 1993 levels.

During the first half of the fiscal year, the Company purchased 676,455 shares of its common stock for $11.2 million under the previously announced stock repurchase program bringing the total to 3,040,263 shares for $69.7 million as of July 23, 1994. The Company's Board of Directors has authorized the purchase of up to 4,500,000 shares of CPI Corp. common stock.

During the second quarter of 1994, the Company has renegotiated one of its debt covenants with all its major lenders. Under the revised debt covenant, dividend payments, purchase of treasury stock and certain restricted investments are not to exceed $25 million plus 50% of net earnings (or less 100% of net losses) credited at the end of each fiscal year. The entire amended debt covenant is filed in this Form 10Q, Part II, Item 6, Exhibit 4(b).

The Company is seeking additional financing in the form of a $25 million addition to its existing $25 million line of credit to insure adequate liquidity during this major capital expenditure program. The Company does not anticipate problems in obtaining this additional financing.


EFFECT OF NEW ACCOUNTING PRONOUNCEMENT: In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 expands the required use of fair value accounting for investments in debt and equity securities, and allows debt securities to be classified as "held-to-maturity" and reported in the financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Furthermore, SFAS No. 115 clarifies that securities which might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in liquidity needs, or other similar factors cannot be classified as "held-to-maturity." SFAS No. 115 is effective for fiscal years beginning after December 15, 1993. The Company adopted SFAS No. 115 on February 6, 1994. The adoption of SFAS No. 115 did not have an effect on the financial position of the Company as securities in the Company's portfolio are short-term in nature and were classified as "held-to-maturity".

ITEM 6(a).  EXHIBIT 11


CPI CORP. COMPUTATION OF EARNINGS PER COMMON SHARE FOR THE 12
WEEKS ENDED JULY 23, 1994 AND JULY 24, 1993 (IN THOUSANDS EXCEPT
PER SHARE AMOUNTS)

                                            12 Weeks Ended
                                        -----------------------
                                         July 23,      July 24,
                                          1994          1993
                                        ---------     ---------
Primary:
  Net earnings (loss) applicable
    to common shares                    $  1,632      $  2,067
                                        =========     =========

Shares:

  Weighted average number of
    common shares outstanding             17,002        16,979

  Shares issuable under
    employee stock plans -
    weighted average                           3            24

  Less:  Treasury stock -
    weighted average                      (2,663)       (2,323)
                                        ---------     ---------
  Weighted average number of
    common and common
    equivalent shares                     14,342        14,680
                                        =========     =========

Earnings (loss) per common and
    common equivalent shares            $    .11      $    .14
                                        =========     =========



ITEM 6(a).  EXHIBIT 11


CPI CORP. COMPUTATION OF EARNINGS PER COMMON SHARE FOR THE 24
WEEKS ENDED JULY 23, 1994 AND JULY 24, 1993 (IN THOUSANDS EXCEPT
PER SHARE AMOUNTS)

                                            24 Weeks Ended
                                        -----------------------
                                         July 23,      July 24,
                                          1994          1993
                                        ---------     ---------
Primary:
  Net earnings (loss) applicable
    to common shares                    $   (856)     $  1,649
                                        =========     =========

Shares:

  Weighted average number of
    common shares outstanding             17,002        16,969

  Shares issuable under
    employee stock plans -
    weighted average                          10            25

  Less:  Treasury stock -
    weighted average                      (2,550)       (2,323)
                                        ---------     ---------
  Weighted average number of
    common and common
    equivalent shares                     14,462        14,671
                                        =========     =========

Earnings (loss) per common and
    common equivalent shares            $   (.06)     $    .11
                                        =========     =========


                   PART II.  OTHER INFORMATION


ITEM 2.   CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS


          On February 24, 1994, with an effective date of November 26, 1993, the Note Agreement, filed with the Securities and Exchange Commission on Form 10-Q Part II Item 6
          Exhibit 4(a) dated July 24, 1993, dated August 31, 1994 was amended to clarify the definition of "Restricted Investment" in Paragraph 10B Subclause (viii). This clarification resulted in an easing of the restriction governing the amount of cash the Company is allowed to hold with certain financial institutions. A copy of this amendment is attached to this report on Form 10-Q as Part II Item 6 Exhibit 4(a).

          On June 14, 1994 the Note Agreement was further amended to modify the Negative Covenants as defined in Paragraph 6B, increasing the limit of "Restricted Payments and Restricted Investments" which can be made by the Company. A copy of this amendment is attached to this report on Form 10-Q as Part II Item 6 exhibit 4(b).


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


          The Annual Meeting of Shareholders was held in St. Louis, Missouri on Tuesday June 7, 1994. The following items were voted on and the results are listed below:

a)        The following individuals were elected to the Company's
          Board of Directors:

RESULTS OF VOTES FOR DIRECTORS
                                 In Favor        Withheld
                                ----------      ----------
          Milford Bohm          11,804,285       362,606
          Alyn V. Essman        11,918,541       248,350
          Russell Isaak         11,919,177       247,714
          Mary Ann Krey         11,919,260       247,631
          Lee Liberman          11,805,170       361,721
          Nicholas Reding       11,918,890       248,001
          Martin Sneider        11,919,205       247,686
          Robert L. Virgil      11,918,470       248,421

b) The Board of Directors appointment of KPMG Peat Marwick to audit the Company's accounts for the 1994 fiscal year was approved by a vote of 12,164,112 shares in favor, 1,328 shares opposed and 1,451 shares abstained.

ITEM 6(A)  EXHIBITS

EXHIBIT INDEX
                                                         PAGE NO.
     Exhibit 4 - Instruments Defining the Rights of
     Security Holders, Including Debentures

     a. Amendment dated February 24, 1994                30-34
     b. Amendment dated June 14, 1994                    35-40


ITEM 6(B)  REPORTS ON FORM 8-K



There were no reports on Form 8-K filed for the quarter ended
July 23, 1994.

                             SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





CPI CORP.




DATE:  September 1, 1994         BY:  /s/ BARRY ARTHUR
       -----------------              -------------------------
                                      Barry Arthur
                                      Executive Vice President -
                                      Finance
                                      Principal Financial Officer

PART II - ITEM 6(A) EXHIBITS
EXHIBIT 4

CPI CORP.



INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS,
INCLUDING DEBENTURES


INDEX TO EXHIBIT 4

a)  Amendment dated February 24, 1994                         30-34

b)  Amendment dated June 14, 1994                             35-40


EXHIBIT 4(A)



INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
DEBENTURE




The following document is the Amendment to the Note Agreement dated August 31, 1993, effective November 26, 1993, dated February 24,
1994.

LETTERHEAD
the Principal Financial Group
Principal Mutual Life Insurance Company
Mailing Address:  Des Moines, Iowa  50392-0001
(515) 247-5111    FAX (515) 247-5930


February 24, 1994

Telecopy and Airborne

Ms. Jane E. Nelson
CPI Corp.
1706 Washington Avenue
St. Louis, Missouri 63103
Telecopy No. 314-231-4233

Dear Ms. Nelson:

Reference is made to the Note Agreement, dated as of August 31, 1993 (the "Note Agreement"), by and between CPI Corp. (the "Company") and each of the purchasers listed on the Purchaser Schedule attached thereto (collectively, the "Purchasers"). Pursuant to the Note Agreement, the Company issued, and Purchasers purchased, Series A Senior Notes of the Company (collectively, the "Series A Notes") in the aggregate principal amount of $33,000,000.00 and Series B Senior Notes of the Company (collectively, the "Series B Notes") in the aggregate principal amount of $27,000,000, in each case due August 31, 2000. The Series A Notes and the Series B Notes are collectively referred to herein as the "Notes." Capitalized terms used but not defined herein shall have the meanings ascribed to them in the Note Agreement.

By there execution hereof as provided below, the Company and the Required Holders agree and consent to the following amendment to the Note Agreement (the "Amendment"), but only as to the extent expressly provided herein, and subject to the terms and conditions set forth below.

     1. Definitions. Subclause (viii) of the definition of "Restricted Investment" located in Paragraph 10B of the Note
Agreement is deleted and replaced in its entirety by the following:

     (viii) (A) short-term deposit accounts not in excess of $2,500,000.00 in the aggregate of any time in Mercantile Bank of St. Louis National Association (such amounts determined based on the collected funds available to the Company or a Subsidiary in accordance with the normal banking practices of Mercantile Bank of St. Louis National Association and not on the ledger balances of such accounts), and (B) short-term deposit accounts not in excess of $2,500,000.00 in the aggregate at any time in The Boatmen's National Bank of St. Louis, N.A. (such amounts determined based on the collected funds available to the Company or a Subsidiary in accordance with the normal banking practice of The Boatmen's National Bank of St. Louis and not on the ledger balance of such accounts);

     2. Conditions Precedent. This Amendment is expressly subject to and shall be effective only upon the satisfaction of the following conditions.

         2.1 The Company and the Required Holders shall have executed this Amendment.

         2.2  As of the Effective Date, no Default or Event of
Default under the Note Agreement shall exist and be continuing, after giving effect to this Amendment.

         2.3 The representations and warranties of the Company referred to in Section 8 of the Note Agreement shall be true and complete in all material respects, as if made on and as of the date hereof (except as to those representations and warranties which are made as of a specific date, which shall be true and complete in all material respects as of such specific date).

         2.4  The representations of the Company referred to in
Section 3 hereof shall be true and complete in all material respects.

     3. Representations of the Company. The Company, by its execution and delivery of this Amendment, hereby represents and warrants to each Purchaser as follows:

         3.1  As of the Effective Date, no Default or Event of
Default under the Note Agreement, or under any other agreement to which the Company is subject, exists and is continuing, after giving effect to this Amendment.

         3.2 The representations and warranties of the Company referred to in Section 8 of the Note Agreement are true and correct and complete in all material respects as if made on the date hereof, except as to those representations and warranties made as of a specific date, which are true and correct and materially complete as of such date.

         3.3 No dissolution proceedings with respect to the Company have been commenced or are contemplated, and there has been no condition, event or development that could reasonably be expected to result in a Material Effect since August 31, 1993.

         3.4 This Amendment has been duly authorized, executed and delivered by the Company and the Note Agreement, as amended by this Amendment, constitutes the legal, valid and binding obligation of the Company, enforceable against the Company in accordance with its terms.

     4.  Miscellaneous.

         4.1 It is expressly understood and agreed that this Amendment shall not constitute either (a) a modification, alteration or amendment of the terms, conditions, and covenants of the Note Agreement or the Notes both of which shall remain unchanged and in full force and effect, except as otherwise specifically set forth herein or, or (b) a waiver or release of or limitation upon the exercise by the Purchasers or any of them of any of their rights, legal or equitable, under the Note Agreement except as to matters as to which the Holders herein expressly consent or waive compliance and only for the relevant time period set forth herein. Nothing herein is intended or shall be construed to release or relieve the Company in any way or to any extent from any of the obligations, covenants or agreements imposed upon the Company by the Note Agreement or the Notes or otherwise, or from the consequences of any default thereunder, except as to matters as to which the undersigned expressly agree herein.

         4.2 The Note Agreement and the Notes are in all respects ratified and confirmed, and all the terms, conditions and provisions thereof shall be and remain in full force and effect.

         4.3 he execution and delivery of this Amendment by the Required Holders shall not in any way constitute, or be construed as, a waiver of any provision of, or of any Default or Event of Default under, the Note Agreement except as expressly provided herein, nor shall it constitute an agreement or obligation of any Purchaser to give its consent to any future waiver, consent or amendment of the Note Agreement or to any future transaction, event or condition which would, absent consent of the Required Holders, constitute a Default of Event of Default.

         4.4 This Amendment may be executed in as many counterparts as may be deemed necessary or convenient and by the different parties hereto on separate counterparts (provided that the Company will execute each counterpart), and each of which, when so executed, shall be deemed to be an original, but all such counterparts shall constitute but one and the same agreement.

         4.5 This Amendment shall be deemed effective as of November 26, 1993 (the "Effective Date"), provided that the conditions precedent set forth in Section 2 hereof have been completely satisfied.

          4.6 From and after the Effective Date, each reference in the Note Agreement to "this Agreement", "hereof", or "hereunder" or words of like import, and all references to the Note Agreement in any and all agreements, instruments, documents, notes, certificates and other writings of every kind and nature shall be deemed to mean the Note Agreement, as modified and amended by this Amendment.

         4.7 This Amendment (a) shall be binding on the parties hereto and their respective successors and assigns and shall inure to the benefit of the parties hereto and their respective successors and assigns, (b) constitutes the entire agreement among the parties hereto with respect to the matters addressed herein, and (c) shall be governed by and construed and enforced in accordance with the laws of the State of New York.




CPI Corp.

By: /s/  Russell Isaak
    ------------------------------------


The Prudential Insurance Company of America

By: /s/  Paul L. Meiring
    ------------------------------------


Principal Mutual Life Insurance Company

By: /s/  Dennis D. Ballard, Counsel
    ------------------------------------


By: /s/  Clint Woods, Counsel
   -------------------------------------








clw-cpiamen3Exhibit 4(b)

EXHIBIT 4(B)


INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
DEBENTURE




The following document is the Amendment to the Note Agreement dated August 31, 1993, effective June 14, 1994, dated June 14, 1994.

LETTERHEAD
CPI Corp. Products and Services for Consumers
1706 Washington Avenue
St. Louis, Missouri  63103
Telephone (314) 231-1575


June 14, 1994

Via Overnight

Mr. Paul Meiring
Senior Associate
Prudential  Capital
4900 Renaissance Tower
1201 Elm Street
Dallas, Texas  75270

Mr. Bradley E. Dyslin
Securities Analyst
Principal Mutual Life Insurance Company
711 High Street
Des Moines, Iowa  50392-0800

Gentlemen:

Reference is made to the Note Agreement, dated as of August 31, 1993 (the "Note Agreement"), by and between CPI Corp. (the "Company") and each of the purchasers listed on the Purchaser Schedule attached thereto (collectively, the "Purchasers"). Pursuant to the Note Agreement, the Company issued, and Purchasers purchased, Series A Senior Notes of the Company (collectively, the "Series A Notes") in the aggregate principal amount of $33,000,000.00 and Series B Senior Notes of the Company (collectively, the "Series B Notes") in the aggregate principal amount of $27,000,000.00, in each case due August 31, 2000. The Series A Notes and the Series B Notes are collectively referred to herein as the "Notes." Capitalized terms used but not defined herein shall have the meanings ascribed to them in the Note Agreement.

By their execution hereof as provided below, the Company and the Required Holders agree and consent to the following amendment to the Note Agreement (the "Amendment"), but only as to the extent expressly provided herein, and subject to the terms and conditions set forth below.

     1. Definitions. Paragraph 6B of the Note Agreement is deleted and replaced in its entirety by the following:

         "6B.  Limitation on Restricted Payments and

     Restricted Investments. The Company will not make, pay or declare, or commit to make, pay or declare any Restricted Payment and the Company will not and will not permit any Subsidiary to make, pay or declare, or commit to make, pay or declare any Restricted Investment if immediately after giving effect to such proposed Restricted Payment or Restricted Investment (i) a Default or Event of Default shall exist, or
     (ii) the Company would not be able to incur $1 of additional Funded Debt pursuant to the provision of paragraph 6C(2)(iii),

     or (iii) of the aggregate of all Restricted Payments and Restricted Investments made or committed to after the date of this Agreement, including the Restricted Payment or Restricted

     Investment in question, would exceed the sum of: (A) $25,032,227 plus (B) 50% of Consolidated Net Income for each completed fiscal year ended after February 5, 1994 plus (C) Net Proceeds from the sale or issuance after February 5, 1994 of Qualified Stock minus (D) 100% of any Consolidated Net Loss for any completed fiscal year ended after February 5, 1994;
     provided, however, that so long as no Default or Event of Default has occurred and is continuing on the date of payment of such dividend, the provisions of this paragraph 6B shall not prevent or restrict the payment of any dividend that did not violate the provisions of this paragraph 6B at the date of declaration if such dividend is paid not more than 90 days after the date of declaration thereof."

     2. Conditions Precedent. This Amendment is expressly subject to and shall be effective only upon the satisfaction of the following conditions.

         2.1 The Company and the Required Holders shall have executed this Amendment.

         2.2  As of the Effective Date, no Default or Event of
Default under the Note Agreement shall exist and be continuing, after giving effect to this Amendment.

         2.3 The representations of the Company in Section 3 hereof shall be true and complete in all material respects.

         2.4 The Company shall have received copies of an amendment to the Revolving Credit Agreement, duly executed by the Revolving Credit Lender, containing substantially the same provisions as the amendment set forth in Section 1 hereof, and the Company shall have provided photocopies of such amendment to each of the Required Holders.

     3. Representations of the Company. The Company, by its execution and delivery of this Amendment, hereby represents and warrants to each Purchaser as follows:

         3.1 Its representations and warranties in Section 8 of the Note Agreement shall be true and complete in all material respects, as if made on and as of the date hereof (except the representation and warranty (i) with respect to the annual audited financial statements in paragraph 8B shall be deemed to refer to the fiscal years ended February 1, 1992, February 6, 1993 and February 5, 1994; (ii) in the last sentence of paragraph 8B and in paragraph 8E shall be deemed to refer to February 5, 1994 and (iii) in any other part of paragraph 8 that is made as of a specific date shall be deemed made as of such specific date).

         3.2  As of the Effective Date, no Default or Event of
Default under the Note Agreement, or similar condition under any other agreement to which the Company is subject, exists and is continuing, after giving effect to this Amendment.

         3.3 No dissolution proceedings with respect to the Company have been commenced or are contemplated, and there has been no condition, event or development that could reasonably be expected to result in a Material Adverse Effect since February 5, 1994.

         3.4 This Amendment has been duly authorized, executed and delivered by the Company and the Note Agreement, as amended to date, including by this Amendment, constitutes the legal, valid and binding obligation of the Company, enforceable against the Company in accordance with its terms.

     4.  Miscellaneous.

         4.1 It is expressly understood and agreed that this Amendment shall not constitute either (a) a modification, alteration or amendment of the terms, conditions, and covenants of the Note Agreement or the Notes both of which shall remain unchanged and in full force and effect, except as otherwise specifically set forth herein or in the amendment dated February 24, 1994, or (b) a waiver or release of or limitation upon the exercise by the Purchasers or any of them or any of their rights, legal or equitable, under the Note Agreement except as to matters as to which the Holders herein expressly consent or waive compliance and only for the relevant time period set forth herein. Nothing herein is intended or shall be construed to release or relieve the Company in any way or to any extent from any of the obligations, covenants or agreements imposed upon the Company by the Note Agreement of the Notes or otherwise, or from the consequences of any default thereunder, except as to matters as to which the undersigned expressly agree herein.

         4.2 The Note Agreement and the Notes are in all respects ratified and confirmed, and all the terms, conditions and provisions thereof shall be and remain in full force and effect.

         4.3 The execution and delivery of this Amendment by the Required Holders shall not in any way constitute, or be construed as, a waiver of any provision of, or of any Default or Event of Default under, the Note Agreement except as expressly provided herein, not shall it constitute an agreement or obligation of any Purchaser to give its consent to any future waiver, consent or amendment of the Note Agreement or to any future transaction, event or condition which would, absent consent of the Required Holders, constitute a Default of Event of Default.

         4.4 This Amendment may be executed in as many counterparts as may be deemed necessary or convenient and by the different parties hereto on separate counterparts (provided that the Company will execute each counterpart), and each of which, when so executed, shall be deemed to be an original, but all such counterparts shall constitute but one and the same agreement.

         4.5  This Amendment shall be deemed effective as of June
14, 1994 (the "Effective Date"), provided that the conditions precedent set forth in Section 2 hereof have been completely satisfied.

         4.6 From and after the Effective Date, each reference in the Note Agreement to "this Agreement", "hereof", or "hereunder" or words of like import, and all references to the Note Agreement in any and all agreements, instruments, documents, notes, certificates and other writings of every kind and nature shall be deemed to mean the Note Agreement, as modified and amended by this Amendment and the amendment dated February 24, 1994.

         4.7 This Amendment (a) shall be binding on the parties hereto and their respective successors and assigns and shall inure to the benefit of the parties hereto and their respective successors and assigns, (b) constitutes the entire agreement among the parties hereto with respect to the matters addressed herein, and (c) shall be governed by and construed and enforced in accordance with the laws of the State of New York.

CPI Corp.

By: /s/  Russell Isaak
    ------------------------------------


The Prudential Insurance Company of America

By: /s/  Paul L. Meiring
    ------------------------------------


Principal Mutual Life Insurance Company

By: /s/  Stephen G. Skrivanek, Counsel
    ------------------------------------


By: /s/  Clint Woods, Counsel
   -------------------------------------