Form 10-Q/A
period 1994-07-23
CPI CORP
filed 1994-12-14
CIK 25354

SECURITIES AND EXCHANGE COMMISSION
                     Washington D.C.   20549

                          FORM 10-Q/A
                             NO. 1

        QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934


              For the Quarter Ended July 23, 1994
                 Commission File Number 1-10204

                           CPI CORP.
 ____________________________________________________________
    (Exact Name of Registrant as Specified In Its Charter)

            Delaware                                43-1256674
- - - ----------------------------------            ---------------------
(State of Other Jurisdiction                  (I.R.S. Employer
of Incorporation or Organization)             Identification No.)


1706 Washington Avenue, St. Louis, Missouri        63103-1790
- - - --------------------------------------------       -----------
(Address of Principal Executive Offices)           (Zip Code)

Registrant's telephone number, including area code:  (314)231-1575
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
                                Yes _____X______  No ____________

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock $.40 par value              13,699,717 shares
- - - ----------------------------      --------------------------------
          Class                   Outstanding at December 13, 1994

        REVISED EXHIBIT INDEX ON PAGE 4 OF THIS DOCUMENT 2

                       PAGE 1 OF 4 DOCUMENT 2


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

            Exhibit 27 - Financial Data Schedule






                        PAGE 2 DOCUMENT 2

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






























                       PAGE 3 DOCUMENT 2

                         EXHIBIT INDEX
                                                         PAGE NO.
Part I. Item 6(a)

     Exhibit 27 - Financial Data Schedule

Part II. Item 6(a)

     Exhibit 4 - Instruments Defining the
     Rights of Security Holders, Including Debentures

     a. Amendment dated February 24, 1994                30-34
     b. Amendment dated June 14, 1994                    35-40


ITEM 6(B)  REPORTS ON FORM 8-K



There were no reports on Form 8-K filed for the quarter ended
July 23, 1994.


























                         PAGE 3 OF 4 DOCUMENT 2

                             SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





CPI CORP.




DATE:  December 14, 1994         BY:  /s/ BARRY ARTHUR
       -----------------              -------------------------
                                      Barry Arthur
                                      Executive Vice President -
                                      Finance
                                      Principal Financial Officer

























                         PAGE 4 OF 4 DOCUMENT 2