Form 10-Q
period 1994-11-12
CPI CORP
filed 1994-12-22
CIK 25354

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON D.C.   20549

                           FORM 10-Q


        QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934


              FOR THE QUARTER ENDED NOVEMBER 12, 1994
                 COMMISSION FILE NUMBER 1-10204


                           CPI CORP.
 ____________________________________________________________
    (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                43-1256674
- - - ----------------------------------            --------------------
(State of Other Jurisdiction                  (I.R.S. Employer
of Incorporation or Organization)             Identification No.)


1706 WASHINGTON AVENUE, ST. LOUIS, MISSOURI        63103-1790
- - - -------------------------------------------   --------------------
(Address of Principal Executive Offices)          (Zip Code)


Registrant's telephone number, including area code:  (314)231-1575
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

                                Yes  ______X______  No ____________

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock $.40 par value              13,699,717 shares
- - - ---------------------------      ---------------------------------
          Class                   Outstanding at December 21, 1994

                      EXHIBIT INDEX ON PAGE 27

                      DOCUMENT 1, PAGE 1 OF 54

                             CPI CORP.
                              INDEX
                                                         PAGE NO.
PART I.  FINANCIAL INFORMATION:

   Item 1.  Financial Statements:

            Interim Condensed Consolidated Balance          4,5
              Sheets - November 12, 1994,
              November 13, 1993 and February 5, 1994

            Interim Condensed Consolidated Statements       6,7
              of Earnings - For the 16 and 40 Weeks
              Ended November 12, 1994 and
              November 13, 1993

            Interim Condensed Consolidated Statements      8-10
              of Changes in Stockholders' Equity - For
              the 52 Weeks Ended February 5, 1994 and
              for the 40 Weeks Ended November 12, 1994

            Interim Condensed Consolidated Statements     11,12
              of Cash Flows - For the 40 Weeks Ended
              November 12, 1994 and November 13, 1993

            Notes to Interim Condensed Consolidated       13-15
              Financial Statements


   Item 2.  Management's Discussion and Analysis of       16-23
            Financial Condition and Results of
            Operations


   Item 6.(a) Exhibits

            Exhibit 11 - Computation of Earnings          28,29
              per Common Share

            Exhibit 27 - Financial Data Schedule             30



                             CPI CORP.
                              INDEX

                                                         PAGE NO.
PART II.  OTHER INFORMATION:


   Item 5.     Other Information                             24

   Item 6(a).  Exhibits

               Exhibit 10 - Material Contracts            31-54

   Item 6(b).  Reports on Form 8-K                           25


Signature                                                    26


                  PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                           CPI CORP.
       INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS - ASSETS


                                  UNAUDITED            AUDITED
                        --------------------------- -------------
                        November 12,  November 13,    February 5,
                            1994         1993            1994
                        ------------- ------------- -------------
Current assets:
  Cash                  $  5,577,392  $  4,342,046  $  4,304,171
  Short-term
   investments            12,138,025    45,830,603    62,051,741
  Receivables             35,391,861    28,480,779    21,057,245
  Inventories             37,102,782    31,565,514    28,530,382
  Deferred costs
   applicable to unsold
   portraits                 795,551     8,680,353     2,822,123
  Prepaid expenses and
   other current assets   14,830,336    11,108,419     9,005,393
                        ------------- ------------- -------------
   Total current assets  105,835,947   130,007,714   127,771,055
                        ------------- ------------- -------------
Net property and
    equipment            157,110,816   112,308,857   114,328,773

Other assets:
  Intangible assets       57,319,447    62,044,249    60,944,867
  Other long-term
   assets                  3,039,224     2,654,633     2,751,641
                        ------------- ------------- -------------
                        $323,305,434  $307,015,453  $305,796,336
                        ============= ============= =============

See notes to interim condensed consolidated financial statements.


    CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS -
            LIABILITIES AND STOCKHOLDERS' EQUITY
                          UNAUDITED     UNAUDITED      AUDITED
                        Nov. 12, 1994 Nov. 13, 1993 Feb. 5, 1994
                        ------------- ------------- -------------
Current liabilities:
  Short-term borrowings $ 29,050,000  $    ---      $     ---
  Current maturities of
   long-term obligations     146,516       331,195       292,468
  Accounts payable        39,350,326    43,390,315    32,849,291
  Accrued expenses and
   other liabilities      28,767,001    21,855,872    21,046,068
  Income taxes             3,380,763     4,512,527     8,767,222
  Deferred income taxes,
   net                     1,980,948     1,176,677     2,232,429
                        ------------- ------------- -------------
  Total current liab.    102,675,554    71,266,586    65,187,478
                        ------------- ------------- -------------
Long-term obligations,
 less current maturities  59,738,368    59,840,894    59,810,789
Other liabilities          3,844,962     4,748,023     4,848,151
Deferred income taxes,
  net                        458,676     1,553,030       441,445
Stockholders' equity:
 Preferred stock, no par
   value.  1,000,000
   shares authorized;
   no shares outstanding     ---           ---           ---
 Preferred stock, Series
   A, no par value           ---           ---           ---
 Common stock, $.40 par
   value, 50,000,000
   shares authorized;
   17,002,180,
   16,978,880 and
   16,978,869 shares
   outstanding at
   Nov. 12, 1994, Nov.
   13, 1993 and Feb.
   5, 1994, respectively   6,800,872     6,791,552     6,791,548
 Add'l paid-in capital    29,641,751    29,262,689    29,262,531
 Retained earnings       196,511,584   193,358,981   199,547,800

 Cumm. foreign currency
   translation adj.       (1,744,767)   (1,073,420)   (1,381,524)
                        ------------- ------------- -------------
                         231,209,440   228,339,802   234,220,355
 Treasury stock at cost,
   3,302,463, 2,363,808
   and 2,363,808 shares
   at Nov. 12, 1994,
   Nov. 13, 1993 and
   Feb. 5, 1994,
   respectively          (74,531,219)  (58,556,032)  (58,556,032)
 Unamortized deferred
   compensation -
   restricted stock          (90,347)     (176,850)     (155,850)
                        ------------- ------------- -------------
 Total stockholders'
   equity                156,587,874   169,606,920   175,508,473
                        ------------- ------------- -------------
                        $323,305,434  $307,015,453  $305,796,336
                        ============= ============= =============

See notes to interim condensed consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                          (UNAUDITED)
     16 Weeks Ended November 12, 1994 and November 13, 1993

                                     16 Weeks Ended
                               -----------------------------
                               November 12,     November 13,
                                  1994             1993
                               ------------- -------------
Net Sales                      $175,404,243  $145,319,804

Cost and expenses:
  Cost of sales (exclusive of
    depreciation expense shown
    below)                       49,546,700    42,677,252
  Selling, administrative and
    general expenses            106,197,381    86,005,508
  Depreciation                   10,384,855     8,494,609
  Amortization of intangibles     1,704,375     2,070,378
                               ------------- -------------
                                167,833,311   139,247,747
                               ------------- -------------
Income from operations            7,570,932     6,072,057

Net interest expense             (1,435,864)     (615,555)

Other income                         90,975       131,896
                               ------------- -------------
Earnings before income taxes      6,226,043     5,588,398

Income tax expense                2,394,393     2,235,834
                               ------------- -------------
Net earnings                   $  3,831,650  $  3,352,564
                               ============= =============

Net earnings                   $       0.28  $       0.23
                               ============= =============

Weighted average number of
  common and common equivalent
  shares outstanding             13,829,014    14,673,156
                               ============= =============

See notes to interim condensed consolidated financial statements.


  CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                             (UNAUDITED)
      40 Weeks Ended November 12, 1994 and November 13, 1993


                                     40 Weeks Ended
                               ---------------------------
                               November 12,   November 13,
                                   1994          1993
                               ------------- -------------
Net Sales                      $380,159,731  $329,496,089

Cost and expenses:
  Cost of sales (exclusive of
    depreciation expense shown
    below)                      113,350,422    96,488,673
  Selling, administrative and
    general expenses            231,227,123   201,311,826
  Depreciation                   24,070,230    20,330,891
  Amortization of intangibles     4,255,430     5,022,809
Severance and early
  retirement expense                ---         1,400,000
                               ------------- -------------
                                372,903,205   324,554,199
                               ------------- -------------

Income from operations            7,256,526     4,941,890

Net interest expense             (2,751,923)     (563,104)

Other income                        295,173       423,422
                               ------------- -------------
Earnings before income taxes
  and cumulative effect of
  accounting change               4,799,776     4,802,208

Income tax expense                1,823,915     1,920,681
                               ------------- -------------
Earnings before cumulative
  effect of accounting change     2,975,861     2,881,527
Cumulative effect of accounting
  change                            ---         2,120,000
                               ------------- -------------
Net earnings                   $  2,975,861  $  5,001,527
                               ============= =============

Earnings before cumulative
  effect of accounting change  $       0.21  $       0.20
Cumulative effect of accounting
  change                            ---              0.14
                               ------------- -------------
Net earnings                   $       0.21  $       0.34
                               ============= =============

Weighted average number of
  common and common equivalent
  shares outstanding             14,208,617    14,672,102
                               ============= =============

See notes to interim condensed consolidated financial statements.



CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
                          (UNAUDITED)
              52 Weeks Ended February 5, 1994 and
               40 Weeks Ended November 12, 1994

                                                Additional
                                    Common        Paid-In
                                     Stock        Capital
                                 ------------- -------------
Balance at February 6, 1993      $  6,782,292  $ 28,833,326

Issuance of common stock:
  Profit sharing plan and trust         6,190       303,000
  Stock bonus plan                      1,466        71,805
  Employee stock plans                  1,600        54,400
Foreign currency translation          ---           ---
Dividends ($.56 per
  common share)                       ---           ---
Net earnings                          ---           ---
Purchase of treasury stock,
  at cost                             ---           ---
Amortization of deferred
  compensation-restricted stock       ---           ---
                                 ------------- -------------
Balance at February 5, 1994         6,791,548    29,262,531

Issuance of common stock:
  Profit sharing plan and trust         7,955       327,182
  Stock bonus plan                      1,476        55,764
  Employee stock plans                   (107)       (3,726)
Foreign currency translation          ---           ---
Dividends ($.42 per common
  share)                              ---           ---
Net earnings                          ---           ---
Purchase of treasury stock,
  at cost                             ---           ---
Amortization of deferred
  compensation - restricted
  stock                               ---           ---
                                 ------------- -------------
Balance at November 12, 1994     $  6,800,872  $ 29,641,751
                                 ============= =============

See notes to interim condensed consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
 STOCKHOLDERS' EQUITY - RETAINED EARNINGS AND CUMULATIVE FOREIGN
         CURRENCY TRANSACTION ADJUSTMENT (UNAUDITED)

               52 Weeks Ended February 5, 1994 and
                40 Weeks Ended November 12, 1994

                                                Cumulative
                                                 Foreign
                                                 Currency
                                   Retained     Transaction
                                   Earnings      Adjustment
                                 ------------- -------------
Balance at February 6, 1993      $194,509,469  $    (89,601)

Issuance of common stock:
  Profit sharing plan and trust       ---           ---
  Stock bonus plan                    ---           ---
  Employee stock plans                ---           ---
Foreign currency translation          ---        (1,291,923)
Dividends ($.56 per
  common share)                    (8,198,125)      ---
Net earnings                       13,236,456       ---
Purchase of treasury stock,
  at cost                             ---           ---
Amortization of deferred
  compensation-restricted stock       ---           ---
                                 ------------- -------------
Balance at February 5, 1994       199,547,800    (1,381,524)

Issuance of common stock:
  Profit sharing plan and trust       ---           ---
  Stock bonus plan                    ---           ---
  Employee stock plans                ---           ---
Foreign currency translation          ---          (363,243)
Dividends ($.42 per common
  share)                           (6,012,077)      ---
Net earnings                        2,975,861       ---
Purchase of treasury stock,
  at cost                             ---           ---
Amortization of deferred
  compensation - restricted
  stock                               ---           ---
                                 ------------- -------------
Balance at November 12, 1994     $196,511,584  $ (1,744,767)
                                 ============= =============

See notes to interim condensed consolidated financial statements.

 CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY - TREASURY STOCK AT COST, UNAMORTIZED DEFERRED
       COMPENSATION-RESTRICTED STOCK AND TOTAL (UNAUDITED)
   52 Weeks Ended Feb. 5, 1994 and 40 Weeks Ended Nov. 12, 1994
                                        Unamortized
                                         Deferred
                             Treasury  Compensation-
                              Stock,    Restricted
                             At Cost      Stock         Total
                         ------------- ------------ -------------
Balance at Feb. 6, 1993  $(57,898,854) $  (190,850) $171,945,782
Issuance of common stock:
  Profit sharing plan
  and trust                   ---          ---           309,190
  Stock bonus plan            ---          ---            73,271
  Employee stock plans        ---          (56,000)      ---
Foreign currency
  translation                 ---          ---        (1,291,923)
Dividends ($.56 per
  common share)               ---          ---        (8,198,125)
Net earnings                  ---          ---        13,236,456
Purchase of treasury
  stock, at cost             (657,178)     ---          (657,178)
Amortization of deferred
  compensation-restricted
  stock                       ---           91,000        91,000
                          ------------ ------------ -------------
Balance at Feb. 5, 1994   (58,556,032)    (155,850)  175,508,473
Issuance of common stock:
  Profit sharing plan
  and trust                   ---          ---           335,137
  Stock bonus plan            ---          ---            57,240
  Employee stock plans        ---            3,833       ---
Foreign currency
  translation                 ---          ---          (363,243)
Dividends ($.42 per
  common share)               ---          ---        (6,012,077)
Net earnings                  ---          ---         2,975,861
Purchase of treasury
  stock, at cost          (15,975,187)     ---       (15,975,187)
Amortization of deferred
  compensation-restricted
  stock                       ---           61,670        61,670
                         ------------- ------------ -------------
Balance at Nov. 12, 1994 $(74,531,219) $   (90,347) $156,587,874
                         ============= ============ =============

See notes to interim condensed consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 40 WEEKS ENDED NOV. 12, 1994 AND NOV. 13, 1993 (UNAUDITED)
                                       40 Weeks Ended
                                  ---------------------------
                                  November 12,  November 13,
                                     1994           1993
                                  ------------- -------------
Cash flows provided by
  operating activities            $ 10,661,757  $ 12,303,064

Cash flows provided by (used
  in) financing activities:
  Proceeds from issuance of
    short-term debt                 29,050,000       ---
  Proceeds from issuance of
    long-term debt                     ---        60,372,660
  Repayment of long-term debt         (277,259)     (292,567)
  Issuance of common stock to
    employee stock plans               388,544       438,623
  Cash dividends                    (6,012,077)   (6,152,015)
  Purchase of treasury stock       (15,975,187)     (657,178)
                                  ------------- -------------
      Cash flows provided by
        financing activities         7,174,021    53,709,523
                                  ------------- -------------
Cash flows before investing
  activity                          17,835,778    66,012,587
                                  ------------- -------------
Cash flows provided by (used in)
  investing activities:
  Purchases of short-term
    investments                     (9,171,808)  (27,142,600)
  Proceeds from maturing of
    short-term investments          34,395,342       ---
  Additions to property and
    equipment                      (66,644,091)  (21,436,874)
  Acquisitions:
    Property and equipment            (208,182)  (13,629,943)
    Intangible assets                  551,465    (1,169,216)
  Long-term investments                ---           (22,109)
  Restricted stock                     ---           (56,000)
                                  ------------- -------------
  Cash flows used in investing
    activities                     (41,077,274)  (63,456,742)
                                  ------------- -------------
Effect of exchange rate changes
  on cash and equivalents             (160,838)     (503,874)
                                  ------------- -------------
Net increase (decrease) in cash
  and cash equivalents             (23,402,334)    2,051,971

Cash and cash equivalents at
  beginning of year                 35,915,114    20,978,078
                                  ------------- -------------
Cash and cash equivalents at
  end of period                   $ 12,512,780  $ 23,030,049
                                  ============= =============
Supplemental cash flow
  information:
  Interest paid                   $  3,539,437  $  1,643,457
                                  ============= =============
  Income taxes paid               $  6,338,116  $  7,874,118
                                  ============= =============

See notes to interim condensed consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 40 WEEKS ENDED NOV. 12, 1994 AND NOV. 13, 1993 (UNAUDITED)
(continued)


                                      40 Weeks Ended
                                 ---------------------------
                                 November 12,  November 13,
                                     1994          1993
                                 ------------- -------------
Reconciliation of net earnings
  to cash flows provided by
  (used in) operating
  activities:

Net earnings                     $  2,975,861  $  5,001,527

Adjustments for items not
  requiring cash:
  Depreciation and amortization    28,325,660    25,192,162
  Deferred income taxes              (234,251)   (3,608,039)
  Deferred compensation            (1,003,189)     (747,316)
  Other                            (1,532,449)   (2,183,319)

Decrease (increase) in current
  assets:
  Receivables and inventories     (22,907,014)  (19,999,294)
  Deferred costs applicable to
    unsold portraits                2,026,572    (4,907,636)
  Prepaid expenses and other
    current assets                 (5,824,943)   (2,751,727)

Increase (decrease) in current
  liabilities:
  Accounts payable, accrued
    expenses and other
    liabilities                    14,221,969    20,576,222
  Income taxes                     (5,386,459)   (4,269,516)
                                 ------------- -------------
Cash flows used in operating
  activities                     $ 10,661,757  $ 12,303,064
                                 ============= =============

See notes to interim condensed consolidated financial statements.


                           CPI CORP.

 NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial position as of November 12, 1994, November 13, 1993 and February 5, 1994 and the results of its operations and changes in its cash flows for the 16 and 40 weeks ended November 12, 1994 and November 13, 1993. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's annual report on Form 10-K for its fiscal year ended February 5, 1994. Certain accounts have been reclassified within the 1993 financial statements to conform with the presentation in 1994.


2. Short-term investments are comprised of money market instruments which aggregated $12,138,025, $45,830,603 and $62,051,741 as of
   November 12, 1994, November 13, 1993, and February 5, 1994, respectively, and are stated at cost which approximates market.

   Total interest income for the 16 weeks ended November 12, 1994 and November 13, 1993 was $170,043 and $779,864, respectively, and for the 40 weeks ended November 12, 1994 and November 13,
   1993 was $787,514 and $1,080,353, respectively.
.


3. Inventories consist of the following components:

   CPI CORP. INVENTOIES AT NOV. 12, 1994, NOV. 13, 1993, AND
   FEB. 5, 1994
                         Nov. 12,     Nov. 13,      Feb. 5,
                           1994         1993         1994
                        -----------  -----------  -----------
   Raw materials
     and supplies       $36,938,809  $30,648,256  $27,981,589
   Portraits-in-process     163,973      917,258      548,793
                        -----------  -----------  -----------
                        $37,102,782  $31,565,514  $28,530,382
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

   On June 14, 1994, the Company amended its $25.0 million Revolving Credit Agreement, extending its term until August 31, 1996. In addition, on November 9, 1994, the company again amended its $25.0 million Revolving Credit Agreement, changing the principal amount that can be borrowed to $50.0 million and
   modifying certain financial covenants.   See Part II, Item 5,
   Other Information, and Item 6(a), Exhibits, Exhibits 10(b) and 10(c), Material Contracts, of this Form 10-Q for further details.

7. To manage its exposure to fluctuations in interest rates, the Company has entered into an interest rate swap agreement for a notional principal amount of $40.0 million, maturing August 28, 1995. Interest rate swap agreements involve the exchange of interest obligations on fixed and floating interest rate debt without the exchange of the underlying principal amount. The differential paid or received on the interest rate swap agreement is recognized as an adjustment to interest expense. The Company's interest rate swap agreement states the Company will receive a fixed rate of 4.54% and will pay a floating rate equal to the 6-month LIBOR rate as of a specific date. For the first three quarters of fiscal 1994, the rate realized averaged 5.43% and, for the 16 and 40 week periods ended November 12, 1994, net interest expense was increased by $184,000 and $296,000, respectively. While the Company has credit risk associated with this financial instrument, no loss is anticipated due to nonperformance by the counterparties to these agreements. The Company has not entered into any other derivative instruments or off-balance sheet transactions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

To establish a framework for discussion, selected financial data summarizing the Company's operating results for the 16 and 40 weeks ended November 12, 1994 and November 13, 1993, respectively, are presented in the following tables and are discussed in greater detail on subsequent pages.

CPI CORP. SELECTED FINANCIAL DATA FOR THE 16 WEEKS ENDED NOVEMBER
12, 1994 AND NOVEMBER 13, 1993 (IN THOUSANDS EXCEPT PER SHARE DATA)
                                           16 Weeks Ended
                                       ----------------------
                                         Nov. 12,    Nov. 13,
                                           1994       1993
                                       ----------- ----------
Net sales:
  Portrait studios                      $  96,477  $  68,670
  Photofinishing                           59,448     58,519
  Other products and services              19,479     18,131
                                        ---------- ----------
                                        $ 175,404  $ 145,320
                                        ========== ==========
Operating earnings:
  Portrait studios                      $  11,975  $   8,705
  Photofinishing                            1,033      3,325
  Other products and services                 (36)      (270)
                                        ---------- ----------
                                           12,972     11,760

General corporate expenses                  5,401      5,688
Severance and early retirement benefits      ---        ---
                                        ---------- ----------
Income from operations                      7,571      6,072
Net interest expense                        1,436        616
Other income                                   91        132
                                        ---------- ----------
Earnings before income taxes and
  cumulative effect of accounting change    6,226      5,588
Income tax expense                          2,394      2,235
                                        ---------- ----------
Earnings before cumulative effect of
  accounting change                         3,832      3,353
Cumulative effect of accounting change       ---        ---
                                        ---------- ----------
Net earnings                            $   3,832  $   3,353
                                        ========== ==========
Earnings per common share:
  Earnings before cumulative
    effect of accounting change         $     .28  $     .23
  Cumulative effect of accounting change      ---        ---
                                        ---------- ----------
  Net earnings                          $     .28  $     .23
                                        ========== ==========
Weighted average number of common and
  common equivalent shares outstanding     13,829     14,673
                                        ========== ==========

CPI CORP. SELECTED FINANCIAL DATA FOR THE 40 WEEKS ENDED NOVEMBER
12, 1994 AND NOVEMBER 13, 1993 (IN THOUSANDS EXCEPT PER SHARE DATA)
                                           40 Weeks Ended
                                       ----------------------
                                         Nov. 12,    Nov. 13,
                                           1994       1993
                                       ----------- ----------
Net sales:
  Portrait studios                      $ 192,043  $ 156,497
  Photofinishing                          143,348    141,222
  Other products and services              44,769     31,777
                                        ---------- ----------
                                        $ 380,160  $ 329,496
                                        ========== ==========
Operating earnings:
  Portrait studios                      $  20,184  $  16,172
  Photofinishing                            1,559      5,238
  Other products and services              (2,067)    (1,908)
                                        ---------- ----------
                                           19,676     19,502

General corporate expenses                 12,420     13,160
Severance and early retirement benefits      ---       1,400
                                        ---------- ----------
Income from operations                      7,256      4,942
Net interest expense                        2,751        563
Other income                                  295        423
                                        ---------- ----------
Earnings before income taxes and
  cumulative effect of accounting change    4,800      4,802
Income tax expense                          1,824      1,920
                                        ---------- ----------
Earnings before cumulative effect of
  accounting change                         2,976      2,882
Cumulative effect of accounting change       ---       2,120
                                        ---------- ----------
Net earnings                            $   2,976  $   5,002
                                        ========== ==========
Earnings per common share:
  Earnings before cumulative
    effect of accounting change         $     .21  $     .20
  Cumulative effect of accounting change      ---        .14
                                        ---------- ----------
  Net earnings                          $     .21  $     .34
                                        ========== ==========
Weighted average number of common and
  common equivalent shares outstanding     14,209     14,672
                                        ========== ==========

REVENUES: Sales increased 20.7% to $175.4 million in the third quarter of 1994, from $145.3 million in the comparable period last year. A 40.5% increase in Portrait Studio sales during the third quarter of 1994 was the primary reason for the overall year-to-year sales increase. For the 40 weeks ended November 12, 1994, sales increased 15.3% to $380.2 million from $329.5 million recorded in the comparable period last year. Major factors contributing to the sales increase are an improvement in the sales performance of the Portrait Studio segment and the inclusion of the Prints Plus operations for the entire 40 week period in fiscal 1994. The Prints Plus operation was acquired May 30, 1993, operating for 24 weeks of the 40 week period ended November 13, 1993.

Portrait Studio sales increased 40.5% and 22.7% for the 16 and 40 week periods ended November 12, 1994, respectively, over the comparable period last year. A major portion of the sales increase for both the 16 and 40 week periods ended November 12, 1994, can be attributed to the new freeze-frame digital imaging system, which has been installed during the first three quarters of 1994 in all U.S. Sears Portrait Studio locations. Installation of the system in the remaining Canadian Sears Portrait Studios is planned for early next year. Additionally, under the Company's new Portrait Preview System, customers view and order their portraits during the photography session. Since the Company records sales upon customer acceptance, the sales transaction now takes place at the time of photography, accelerating sales by about two weeks.

Photofinishing sales rose 1.6% in the third quarter of 1994 to $59.4 million and 1.5% in the first three quarters of 1994 to $143.3 million, due to a slight increase in roll volume for both the 16 and 40 week periods ended November 12, 1994, over the comparable periods last year.

Other Products and Services includes the electronic publishing business, the newly acquired wall decor business operating under the names "Prints Plus" and "Prints and Posters" and the digital imaging business. Sales in the Other Products and Services segment increased 7.4% to $19.5 million and 40.9% to $44.8 million for the 16 and 40 week periods ended November 12, 1994, respectively, from the comparable prior year periods. The sales increase primarily resulted from the inclusion of Prints Plus operations for the entire 40 week period this year compared to only 24 weeks of the comparable period last year.


OPERATING INCOME: Segment operating earnings for the prior years have been restated to conform with the current year's presentation.

Certain employee benefit costs, which in prior years were recorded as part of corporate expense, have been reclassified to the operating segments to better reflect the operating contribution of the segments. Income from operations increased 24.7% to $7.6 million and 46.8% to $7.3 million for the 16 and 40 week periods ended November 13, 1994, respectively, primarily due to the improved operating earnings in the Portrait Studio operations, partially offset by a decline in photofinishing operating earnings.

Operating earnings for the 40 weeks ended November 13, 1993 were also adversely affected by a $1.4 million charge for severance and early retirement benefits.

Portrait Studio operating earnings increased 37.6% and 24.8% for the 16 and 40 week periods ended November 12, 1994, respectively, from the comparable periods last year, as higher sales offset the increased costs of higher depreciation, training expenses and studio employment costs. Additional depreciation for the new freeze-frame digital imaging system amounted to $2.2 million and $3.6 million and incremental training amounted to $273,000 and $846,000 for the 16 and 40 week periods ended November 12, 1994, respectively.

Photofinishing operating earnings were $1.0 million and $1.6 million, declining $2.3 million and $3.7 million for the 16 and 40 week periods ended November 12, 1994, respectively, from the comparable period last year. Factors contributing to the decline in operating earnings include a reduction in gross profit margins, the increased expense of testing and developing new marketing concepts, which together were partially offset by a reduction in operating costs. The decline in gross profit margins resulted from more aggressive pricing used to address competitive pressures, increased employment costs and increased sales of lower margin products. The increased cost of testing and developing two new major marketing concepts amounted to $800,000 and $2.0 million for the 16 and 40 week periods ended November 12, 1994, respectively.

The Other Products and Services segment performance improved for the third quarter of 1994, reflecting an increase in profits in the newly acquired Prints Plus operations. Operating losses in the segment for the 40 weeks ended November 12, 1994, reflect the seasonal operating results of the Prints Plus operations for the entire 40 week period and the continuing operating losses of the electronic publishing business.

NET EARNINGS: Net earnings increased 14.3% to $3.8 million in the third quarter of 1994, reflecting the improved results of the Portrait Studio operation. The higher net interest expense reflects high seasonal borrowings, the increased borrowings costs associated with the $60 million Note Agreement entered into by the Company in August 1993 and a net expense of $184,000 recorded on the $40 million interest rate swap agreement. The Company will continue to be impacted by the $40 million interest rate swap agreement until August 28, 1995, based on fluctuations in short-term interest rates. (see Footnote 7 for details).

Net earnings for the 40 weeks ended November 12, 1994 amounted to $3.0 million compared to net earnings of $5.0 million for the 40 weeks ended November 13, 1993. Year to date results were impaired by the increased borrowing costs associated with the $60 million Note Agreement previously mentioned and a net expense of $296,000 for the 40 weeks ended November 12, 1994, recorded on the $40 million interest rate swap agreement also previously mentioned. Prior year results include a before tax provision of $1.4 million for severance and early retirement benefits and a $2.1 million benefit to earnings from an accounting change. The accounting change resulted from adopting the provisions of Statement of Accounting Standards No. 109, "Accounting for Income Taxes". In accordance with the Standard, the Company has changed its method of accounting for income taxes from the deferred method to the asset and liability method. The Company adopted Statement 109 on a prospective basis.

Earnings per share increased 21.7% to $0.28 in the third quarter of 1994, from $0.23 recorded in the prior year's third quarter. For the 40 week period ended November 12, 1994, earnings per share amounted to $0.21 compared to $0.20 earned in the comparable period last year before the cumulative effect of the accounting change. Net earnings amounted to $0.34 per share in the 40 weeks ended November 13, 1993, after consideration of the accounting change.

For the full 1994 fiscal year, management believes earnings should fall in the range of $0.80 to $1.00 per share, short of the more recently announced increased projections. Although portrait studio sitting volume has exceeded expectations, sales levels are running below expectations as the increased sitting volume has impeded the ability to realize expected sales averages. Costs are also higher than planned primarily due to the increase in volume. Less than expected growth in Portrait Studio earnings coupled with disappointing Photofinishing results and increased interest cost, caused in part by a sharp rise in interest rates, have resulted in a tempering of earnings expectations. While the new digital imaging freeze-frame system has been installed in most of the Portrait Studio locations, management believes we have not been able to fully realize the benefits this new technology can ultimately provide.


CAPITAL RESOURCES AND LIQUIDITY: Cash and short-term investments were $17.7 million, $50.2 million and $66.4 million on November 12, 1994, November 13, 1993 and February 5, 1994, respectively.

Capital expenditures amounted to $66.6 million for the 40 weeks ended November 12, 1994, of which approximately $43.8 million related to the new freeze-frame digital imaging system and related point-of-sale equipment.

The Company has increased from $75 million to $85 million the total estimated planned capital expenditure for installing the new digital freeze-frame imaging system and studio renovation program. Included in this estimate are $55 million for the acquisition of freeze-frame digital imaging systems, $5 million for point-of-sale
registers and $25 million for studio renovations.   The digital
imaging system and point-of-sale registers were fully installed by September 1994 in the United States, with the remaining installation in Canada scheduled for completion in early 1995. The studio renovation program, begun in early fiscal 1994, is expected to take about five years to complete. The Company expects to fund this capital expenditure program through proceeds of maturing short-term investment balances, borrowing against lines of credit and utilizing operating cash flow. Portrait Studio depreciation expense is expected to increase by $1.7 million and interest expense by $750,000 in the fourth quarter of 1994 over the comparable period in 1993. In addition, as a result of this program, depreciation expense will increase by approximately $4.8 million and $8.0 million and interest expense will increase by $2.5 million and $4.0 million in fiscal years 1994 and 1995, respectively, over fiscal year 1993 levels.

During the first three quarters of fiscal year 1994, the Company purchased 938,655 shares of its common stock for $16.0 million under the previously announced stock repurchase program bringing the total to 3,302,463 shares for $74.5 million as of November 12, 1994. The Company's Board of Directors has authorized the purchase of up to 4,500,000 shares of CPI Corp. common stock.

During the second quarter of 1994, the Company renegotiated one of its debt covenants with all its major lenders. Under the revised debt covenant, dividend payments, purchase of treasury stock and certain restricted investments are not to exceed $25 million plus 50% of net earnings (or less 100% of net losses) credited at the end of each fiscal year.

During the third quarter of 1994, the Company negotiated an increase in its line of credit from $25 million to $50 million. Interest will be at the lower of a quoted interest rate or the bank's prime lending rate. Borrowings amounted to $29.1 million under the credit agreements as of November 12, 1994.


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

                   PART II.  OTHER INFORMATION


ITEM 5.   OTHER INFORMATION



On November 9, 1994, the Collateral Agency and Intercreditor Agreement dated August 31, 1994, filed with the Securities and Exchange Commission on Form 10-Q Part II Item 6(a) Exhibit 4(c), dated July 24, 1993, was amended to increase from $40 million to $60 million the amount of the Revolving Credit Note. A copy of this amendment is attached to this report on Form 10-Q as Part II
Item 6 Exhibit 10 (a), Material Contracts.

In addition, on November 9, 1994, the Revolving Credit Agreement (the "Agreement") and Revolving Credit Note (the "Note") dated August 31, 1994, filed with the Securities and Exchange Commission on Form 10-Q Part II Item 6(a) Exhibits 4(g) and (h), respectively, dated July 24, 1993, were amended to increase the principal amount which can be borrowed under the Agreement and Note from $25 million to $50 million and modifying certain covenants. A copy of the Agreement and Note are attached to this report on Form 10-Q as Part II Item 6 Exhibit 10 (b) and (c), respectively, Material Contracts.

The Company is also presently negotiating a modification to its contract with Sears Roebuck and Co., which will eliminate certain adjustments to the license fee regarding strategic plan implementation, while retaining other material commitments to such implementation. The Company will file a Report 8K, Current Report, when the contract is executed.

ITEM 6(B)  REPORTS ON FORM 8-K



On September 9, 1994, CPI Corp. reported the issuance of a press release on September 1, 1994 announcing: a earning per share of 11 cents vs. 14 cents for the second quarter 1994 and 1993, respectively; sales increase of 9.7% from 1993 due to new marketing programs boosting portrait studio results; lower Photofinishing earnings reflecting industry softness and investments in new marketing projects; and Management's anticipation of meeting, and possibly exceeding, high end of full-year EPS range.

On October 11, 1994, CPI Corp. reported the issuance of a press release on October 10, 1994 announcing the successful completion of digital imaging installations in the U.S. portrait studios and a one-time, non-comparable earnings increase of seven cents expected in the second half.

                          SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





CPI Corp.




Date:  December 22, 1994       By:   /s/ Barry Arthur
                                     ___________________________
                                     Barry Arthur
                                     Executive Vice President -
                                     Finance
                                     Principal Financial Officer


EXHIBIT INDEX


                                                  Sequentially
                                                  Numbered Page

PART I.


Item 6(a). Exhibits

     Exhibit 11 - Computation of Earnings
        Per Share - 16 Weeks                         28

     Exhibit 11 - Computation of Earnings
        Per Share - 40 Weeks                         29

     Exhibit 27 - Financial Data Schedule            30




PART II.


Item 6(a). Exhibits

     Exhibit 10 - Material Contracts

         a.  Second Amendment to Revolving Credit
               Agreement dated November 9, 1994      31-44

         b.  Second Amendment to Revolving Credit
               Note dated November 9, 1994           45-48

         c.  First Amendment to Collateral Agency
               and Intercreditor Agreement
               dated November 9, 1994                49-54


PART I

ITEM 6(a).  EXHIBIT 11 - COMPUTATION OF EARNINGS PER SHARE


CPI CORP. COMPUTATION OF EARNINGS PER COMMON SHARE 16 WEEKS ENDED
NOBEMBER 12, 1994 AND NOVEMBER 13, 1993 (IN THOUSANDS EXCEPT PER
SHARE AMOUNTS)

                                         16 Weeks Ended
                                    ----------------------
                                     Nov. 12,    Nov. 13,
                                       1994        1993
                                    ---------   ---------
Primary:

  Net earnings applicable
    to common shares                $  3,832    $  3,353
                                    =========   =========


Shares:

  Weighted average number of
    common shares outstanding         17,002      16,979

  Shares issuable under
    employee stock plans -
    weighted average                      10          25

  Less:  Treasury stock -
    weighted average                  (3,183)     (2,331)
                                    ---------   ---------

  Weighted average number of
    common and common
    equivalent shares                 13,829      14,673
                                    =========   =========


Earnings per common and
    common equivalent shares        $    .28    $    .23
                                    =========   =========


PART I

ITEM 6(a).  EXHIBIT 11 - COMPUTATION OF EARNINGS PER SHARE


CPI CORP. COMPUTATION OF EARNINGS PER COMMON SHARE 40 WEEKS ENDED
NOBEMBER 12, 1994 AND NOVEMBER 13, 1993 (IN THOUSANDS EXCEPT PER
SHARE AMOUNTS)

                                         40 Weeks Ended
                                    ----------------------
                                     Nov. 12,    Nov. 13,
                                       1994        1993
                                    ---------   ---------
Primary:

  Net earnings applicable
    to common shares                $  2,976    $  5,002
                                    =========   =========


Shares:

  Weighted average number of
    common shares outstanding         17,002      16,973

  Shares issuable under
    employee stock plans -
    weighted average                      10          25

  Less:  Treasury stock -
    weighted average                  (2,803)     (2,326)
                                    ---------   ---------

  Weighted average number of
    common and common
    equivalent shares                 14,209      14,672
                                    =========   =========


Earnings per common and
    common equivalent shares        $    .21    $    .34
                                    =========   =========


PART I

ITEM 6(a).  EXHIBIT 27 - FINANCIAL DATA SCHEDULE




See accompanying document.

PART II

ITEM 6(a) - EXHIBIT 10 - MATERIAL CONTRACTS


      a.) Second Amendment to Revolving Credit Agreement dated
November 9, 1994.

          SECOND AMENDMENT TO REVOLVING CREDIT AGREEMENT


         THIS SECOND AMENDMENT TO REVOLVING CREDIT AGREEMENT (this "Amendment") is made and entered into this 9th day of November, 1994, by and between CPI CORP., a Delaware corporation
("Borrower"), and MERCANTILE BANK OF ST. LOUIS NATIONAL
ASSOCIATION, a national banking association ("Bank").

                     W I T N E S S E T H:

         WHEREAS, Borrower and Bank have heretofore entered into that certain Revolving Credit Agreement dated August 31, 1993, as amended by that certain First Amendment to Revolving Credit
Agreement dated June 14, 1994 (as so amended, the "Agreement"); and

         WHEREAS, Borrower and Bank desire to amend the Agreement in the manner hereinafter set forth;

         NOW, THEREFORE, in consideration of the premises and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Borrower and Bank hereby agree as follows:

         1. The first "WHEREAS" clause on page 1 of the Agreement is hereby deleted in its entirety and the following substituted in lieu thereof:

             "WHEREAS, Borrower has applied for a revolving credit facility from Bank consisting of revolving credit loans and commercial and standby letters of credit in an aggregate amount of up to Fifty Million Dollars
         ($50,000,000.00); and"

         2.  The definition of "Attorneys' Fees" set forth in
Section 2.01 of the Agreement is hereby deleted in its entirety and the following substituted in lieu thereof:


             "Attorneys' Fees shall mean the reasonable value of the services (and costs, charges and expenses related thereto) of the attorneys (and all paralegals, accountants and other staff employed by such attorneys) employed by Bank or Participant (including, without limitation, attorneys and paralegals who are employees of Bank, Participant or any direct or indirect parent corporation or subsidiary of Bank or Participant) from time to time
         (a) in connection with the negotiation, preparation, execution, delivery, amendment, modification, extension, renewal, administration and/or enforcement of this Agreement and/or any of the other Transaction Documents,
         (b) in connection with the preparation, negotiation or execution of any waiver or consent with respect to this Agreement or any of the other Transaction Documents, (c) in connection with any Default or Event of Default under this Agreement, (d) to represent Bank or Participant in any litigation, contest, dispute, suit or proceeding, or to commence, defend or intervene in any litigation, contest, dispute, suit or proceeding, or to file any petition, complaint, answer, motion or other pleading or to take any other action in or with respect to any litigation, contest, dispute, suit or proceeding (whether instituted by Bank, Participant, Borrower or any other Person and whether in bankruptcy or otherwise) in any way or respect relating to this Agreement or any of the other Transaction Documents, Borrower, any Subsidiary or any other Obligor and/or (e) to enforce any of Bank's or Participant's rights and/or remedies to collect any of Borrower's Obligations."


         3. Clause (h) of the definition of "Permitted Liens" set forth in Section 2.01 of the Agreement is hereby deleted in its entirety and the following substituted in lieu thereof:


             "(h) other Liens created or incurred by Borrower or any Subsidiary after the date of this Agreement on any Property or assets of Borrower or any Subsidiary, provided that (i) all Debt secured by Liens permitted by this clause (h) shall have been incurred within the limitations provided in Section 7.02(a), (ii) the aggregate amount of all Debt secured by Liens permitted by this clause (h) does not exceed five percent (5%) of Consolidated Capitalization as of the end of the fiscal quarter immediately preceding the date of determination and (iii) the aggregate amount of all Debt secured by Liens permitted by this clause (h) plus the aggregate amount of all Debt secured by Liens permitted by clauses (f) and/or
         (g) above does not exceed ten percent (10%) of Consolidated Capitalization as of the end of the fiscal quarter immediately preceding the date of determination."


         4. The following new definitions of "Participant" and "Participation Agreement" are hereby added to Section 2.01 of the
Agreement:


             "Participant shall mean Harris Trust and Savings Bank, an Illinois banking corporation, in its capacity as a participant in the Borrower's Obligations under the Participation Agreement.

             "Participation Agreement shall mean that certain Participation Agreement dated November 9, 1994, by and between Bank and Harris Trust and Savings Bank, as the same may from time to time be amended, modified, extended or renewed."


         5. Section 3.01 of the Agreement is hereby deleted in its entirety and the following substituted in lieu thereof:


             "3.01 Commitment of Bank. Subject to the terms and conditions of this Agreement, during the Revolving Credit Period of this Agreement, and so long as no Default or Event of Default under this Agreement has occurred and is continuing, Bank hereby agrees to make such loans (individually, a "Revolving Credit Loan" and collectively, the "Revolving Credit Loans") to Borrower as Borrower may from time to time request pursuant to Section 3.02. The aggregate principal amount of Revolving Credit Loans which Bank shall be required to have outstanding hereunder at any one time shall not exceed the sum of (i) Fifty Million Dollars ($50,000,000.00) minus (ii) the aggregate principal amount of all outstanding Letter of Credit Loans minus (iii) the aggregate undrawn face amount of all outstanding Letters of Credit (the "Bank's Commitment"). Each Revolving Credit Loan shall be for an aggregate principal amount of $100,000.00 or any larger integral multiple of $25,000.00. Subject to the terms and conditions of this Agreement, Borrower may borrow, repay and reborrow such sums from Bank, provided, however, that the aggregate principal amount of all Revolving Credit Loans outstanding hereunder at any one time shall not exceed the Bank's Commitment."


         6. Paragraph (a) of Section 3.02 of the Agreement is hereby deleted in its entirety and the following substituted in lieu thereof:


             "3.02 Method of Borrowing. (a) Borrower shall give oral or written notice (a "Notice of Borrowing") to Bank by 1:30 p.m. (St. Louis time) on the day of each Revolving Credit Loan which is to be a Prime Loan, or by 12:00 noon (St. Louis time) on the day of each Revolving Credit Loan which is to be a Quoted Rate Loan, specifying:


             (i) the date of such Revolving Credit Loan, which shall be a Business Day,

             (ii)  the aggregate principal amount of such Revolving
         Credit Loan,


             (iii) whether such Revolving Credit Loan is to be a Prime Loan or a Quoted Rate Loan,


             (iv) in the case of a Quoted Rate Loan, the duration of the initial Interest Period applicable thereto, subject to the provisions of the definition of Interest Period,


             (v) that all of the representations and warranties of the Borrower contained in this Agreement are true and correct on the date of such Revolving Credit Loan as if made on the date of such Revolving Credit Loan, and


             (vi) that on the date of, and as a result of, such Revolving Credit Loan, no Default or Event of Default under this Agreement has occurred and is continuing. Borrower hereby authorizes Bank to rely on telephonic, telegraphic, telecopy, telex or written instructions of any Person identifying himself or herself as a person authorized to request a Revolving Credit Loan or make a repayment hereunder, and on any signature which Bank believes to be genuine, and Borrower shall be bound thereby in the same manner as if such Person were actually authorized or such signature were genuine. Borrower also hereby agrees to indemnify Bank and hold Bank harmless from and against any and all claims, demands, damages, liabilities, losses, costs and expenses (including, without limitation, reasonable attorneys' fees and expenses) relating to or arising out of or in connection with the acceptance of instructions for making Revolving Credit Loans or accepting repayments hereunder."


         7. Paragraph (a) of Section 3.03 of the Agreement is hereby deleted in its entirety and the following substituted in lieu thereof:

             "(a)The Revolving Credit Loans of Bank to Borrower shall be evidenced by that certain Revolving Credit Note of Borrower dated August 31, 1993, and payable to the order of Bank in the principal amount of Twenty-Five Million Dollars ($25,000,000.00), as amended by that certain First Amendment to Revolving Credit Note dated June 14, 1994, and that certain Second Amendment to Revolving Credit Note dated November 9, 1994, pursuant to which the principal amount of said Revolving Credit Note was increased from Twenty-Five Million Dollars ($25,000,000.00) to Fifty Million Dollars ($50,000,000.00)
         (as so amended and as the same may from time to time be further amended, modified extended or renewed, the "Note")."

         8. Paragraph (a) of Section 3.04 of the Agreement is hereby deleted in its entirety and the following substituted in lieu thereof:

             "(a)The duration of the initial Interest Period for each Quoted Rate Loan shall be as specified in the applicable Notice of Borrowing. Borrower shall elect the duration of each subsequent Interest Period applicable to such Revolving Credit Loan and the interest rate to be applicable during such subsequent Interest Period (and Borrower shall have the option (i) in the case of any Prime Loan, to elect that such Revolving Credit Loan become a Quoted Rate Loan and the Interest Period to be applicable thereto, and (ii) in the case of any Quoted Rate Loan, to elect that such Revolving Credit Loan become a Prime Loan), by giving notice of such election to Bank by 12:00 noon (St. Louis time) on the last day of the immediately preceding Interest Period applicable thereto, if any; provided, however, that notwithstanding the foregoing, in addition to and without limiting the rights and remedies of the Bank under Section 8 hereof, so long as any Default or Event of Default under this Agreement has occurred and is continuing, Borrower shall not be permitted to renew any Quoted Rate Loan as a Quoted Rate Loan or to convert any Prime Loan into a Quoted Rate Loan."


         9.  Sections 3.09, 3.10, 3.11, 3.12 and 3.13 of the
Agreement are hereby deleted in their entirety and the following substituted in lieu thereof:


         "3.09 Funding Losses. Notwithstanding any provision contained herein to the contrary, if Borrower makes any payment of principal with respect to any Quoted Rate Loan (pursuant to Sections 3 or 8 or otherwise and whether by reason of acceleration or otherwise) on any day other than the last day of an Interest Period applicable thereto, or if Borrower fails to borrow or pay any Quoted Rate Loan after notice has been given to Bank in accordance with
         Section 3.02, 3.04 or 3.07(b), Borrower shall reimburse Bank and Participant on demand for any resulting losses and expenses incurred by Bank and/or Participant, as the case may be, including, without limitation, any losses and expenses incurred in obtaining, liquidating or employing deposits from third parties, but excluding loss of margin for the period after any such payment, provided that Bank and/or Participant, as the case may be, shall have delivered to Borrower a certificate as to the amount of such losses and expenses, which certificate shall be conclusive in the absence of manifest error.



             3.10 Increased Cost.  (a) If (i) Regulation D or
         (ii) after the date hereof, the adoption of any applicable law, rule or regulation, or any change therein, or any change in the interpretation or administration thereof by any governmental or regulatory authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by Bank and/or Participant with any request or directive (whether or not having the force of law) of any such governmental or regulatory authority, central bank or comparable agency (a "Regulatory Change"):



             (A) shall subject Bank and/or Participant to any tax, duty or other charge with respect to the Quoted Rate Loans, the Revolving Credit Note or its obligation to make or participate in Quoted Rate Loans, or shall change the basis of taxation of payments to Bank and/or Participant of the principal of or interest on the Quoted Rate Loans or any other amounts due under this Agreement in respect of the Quoted Rate Loans or its obligation to make or participate in Quoted Rate Loans (except for taxes on or changes in the rate of tax on the overall net income of Bank and/or Participant); or



             (B) shall impose, modify or deem applicable any reserve (including, without limitation, any reserve imposed by the Board of Governors of the Federal Reserve
         System), special   deposit, capital or similar requirement
         against assets of, deposits with or for the account of, or credit extended or committed to be extended by, Bank and/or Participant or shall, with respect to Bank and/or Participant or the United States market for certificates of deposit or the Interbank Eurodollar market, impose, modify or deem applicable any other condition affecting the Quoted Rate Loans, the Revolving Credit Note or its obligation to make Quoted Rate Loans;

         and the result of any of the foregoing is to increase the cost to (or in the case of Regulation D, to impose a cost on or increase the cost to) Bank and/or Participant of making or maintaining or participating in any Quoted Rate Loan, or to reduce the amount of any sum received or receivable by Bank and/or Participant under this Agreement or under the Note with respect thereto, by an amount deemed by Bank and/or Participant to be material, then, within fifteen (15) days after notice by Bank and/or Participant to Borrower together with a copy of the official notice of the applicable change in law (if applicable), Borrower shall pay to Bank as additional interest, such additional amount or amounts as will compensate Bank and/or Participant, as the case may be, for such increased cost or reduction. The determination by Bank and/or Participant under this Section of the additional amount or amount to be paid to Bank hereunder shall be conclusive in the absence of manifest error. In determining such amount or amounts, Bank and Participant may use any reasonable averaging and attribution methods.


             (b) If Bank and/or Participant demands compensation under this Section, Borrower may at any time, upon at least one (1) Business Days' prior notice to Bank, repay in full its then outstanding Quoted Rate Loans together with all accrued and unpaid interest thereon to the date of prepayment and any funding losses and other amounts due under Section 3.09. Concurrently with repaying such Quoted Rate Loans, Borrower may borrow from Bank a Prime Loan in an amount equal to the aggregate principal amount of such Quoted Rate Loans, and, if Borrower so elects, Bank shall make such a Prime Loan to Borrower.


             3.11 Capital Adequacy. If, after the date of this Agreement, Bank and/or Participant shall have determined that the adoption of any applicable law, rule, regulation or guideline regarding capital adequacy, or any change therein, or any change in the interpretation or administration thereof by any governmental or regulatory authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by Bank and/or Participant with any request or directive regarding capital adequacy (whether or not
         having the force of law) of any such      authority,
         central bank or comparable agency , has or will have the effect of reducing the rate of return on Bank's and/or Participant's capital in respect of its obligations hereunder or under the Participation Agreement to a level below that which Bank and/or Participant could have achieved but for such adoption, change or compliance (taking into consideration Bank's and Participant's policies with respect to capital adequacy), then from time to time Borrower shall pay to Bank upon demand additional amount or amounts as will compensate Bank and Participant for such reduction. All determinations made by Bank and/or Participant of the additional amount or amounts required to compensate Bank and Participant in respect of the foregoing shall be conclusive in the absence of manifest error. In determining such amount or amounts, Bank and Participant may use any reasonable averaging and attribution methods.


             3.12 Survival of Indemnities. All indemnities and all provisions relating to reimbursement to Bank and Participant of amounts sufficient to protect the yield to Bank and Participant with respect to the Revolving Credit Loans, including, without limitation, Sections 3.10 and
         3.11 hereof, shall survive the payment of the Note and the termination of this Agreement.


             3.13 Discretion of Bank and Participant as to Manner of Funding. Notwithstanding any provision contained in this Agreement to the contrary, each of Bank and Participant shall be entitled to fund and maintain its funding of all or any part of the Quoted Rate Loans in any manner it elects, it being understood, however, that for purposes of this Agreement all determinations hereunder (including, without limitation, the determination of Bank's and Participant's funding losses and expenses under
         Section 3.09) shall be made as if Bank and Participant had actually funded and maintained each Quoted Rate Loan through the purchase of deposits having a maturity corresponding to the maturity of the applicable Interest Period relating to the applicable Quoted Rate Loan and bearing an interest rate equal to the applicable Quoted Rate."


         10. Clause (iv) of paragraph (a) of Section 4.01 of the
Agreement is hereby deleted in its entirety and the following substituted in lieu thereof


             "(iv) the sum of (A) the aggregate undrawn face amount of all outstanding Letters of Credit plus (B) the aggregate principal amount of all outstanding Letter of Credit Loans plus (C) the aggregate principal amount of all outstanding Revolving Credit Loans shall not at any one time exceed the sum of Fifty Million Dollars ($50,000,000.00);"


         11. Section 7.02(a) of the Agreement is hereby deleted in its entirety and the following substituted in lieu thereof:


             "(a) Limitations on Debt. Borrower will not create, assume or incur or in any manner be or become liable in respect of any Debt, and will not cause or permit any Subsidiary to create, assume or incur or in any manner be or become liable in respect of any Debt, except:

             (i) the Borrower's Obligations;

             (ii) Debt of any Subsidiary to Borrower or any other
         Subsidiary;

             (iii) Debt of any Subsidiary to any Person other than Borrower or any other Subsidiary, provided that after giving effect thereto (A) the aggregate principal amount of all Debt described in this Section 7.02(a)(iii) (other than any Debt incurred solely to purchase or otherwise acquire or construct Property) does not exceed five percent (5%) of Consolidated Capitalization and (B) the aggregate principal amount of all Debt described in this
         Section 7.02(a)(iii) (including all Debt incurred solely to purchase or otherwise acquire or construct Property) does not exceed ten percent (10%) of Consolidated Capitalization; and

             (iv) other Debt of Borrower, provided that after giving effect thereto (A) the aggregate principal amount of Consolidated Funded Debt does not exceed forty percent (40%) of Adjusted Consolidated Capitalization and (B) the aggregate principal amount of Consolidated Debt does not exceed forty-five percent (45%) of Adjusted Consolidated Capitalization.

         Any corporation which becomes a Subsidiary after the date hereof shall for all purposes of this Section 7.02(a) be deemed to have created, assumed or incurred at the time it becomes a Subsidiary all Debt of such corporation existing immediately after it becomes a Subsidiary. Any Debt of Borrower or a Subsidiary to a former Subsidiary shall be deemed to have been created, assumed or incurred immediately after such Subsidiary is no longer a Subsidiary."

         12. Section 9.03 of the Agreement is hereby deleted in its entirety and the following substituted in lieu thereof:


             "9.03 Cost and Expenses. Borrower agrees, whether or not any Loan is made hereunder or any Letter of Credit is issued hereunder, to pay Bank and/or Participant, as the case may be, upon demand (i) all out-of-pocket costs and expenses and all Attorneys' Fees of Bank and Participant in connection with the preparation, documentation, negotiation, execution, administration, amendment, modification, extension and/or renewal of this Agreement, the Note, the Letter of Credit Application(s), the Pledge Agreement, the Intercreditor Agreement and the other Transaction Documents, (ii) all recording and filing fees incurred in connection with this Agreement and the other Transaction Documents, (iii) all out-of-pocket costs and expenses and all Attorneys' Fees of Bank and Participant in connection with the preparation of any waiver or consent hereunder or any amendment, modification, extension or renewal hereof or any Default or Event of Default hereunder, (iv) if any Default or Event of Default occurs, all out-of-pocket costs and expenses and all Attorneys' Fees incurred by Bank and Participant in connection with such Default or Event of Default and collection and other enforcement proceedings resulting therefrom and (v) all other Attorneys' Fees incurred by Bank and Participant relating to or arising out of or in connection with this Agreement or any of the other Transaction Documents. Borrower further agrees to pay or reimburse Bank and Participant for any stamp or other taxes which may be payable with respect to the execution, delivery, recording and/or filing of this Agreement, the Note, the Letter of Credit Application(s), the Pledge Agreement, the Intercreditor Agreement or any of the other Transaction Documents. All of the obligations of Borrower under this Section 9.03 shall survive the satisfaction and payment of Borrower's Obligations and the termination of this Agreement."


         13. All references in the Agreement to "this Agreement" and any other references of similar import shall henceforth mean the Agreement as amended by this Amendment. All capitalized terms used and not otherwise defined in this Amendment shall have the respective meanings ascribed to them in the Agreement as amended by this Amendment.


         14. All references in the Pledge Agreement and in the Intercreditor Agreement to the "Revolving Credit Agreement" shall henceforth mean the Agreement as amended by this Amendment and as the same may from time to time be further amended, modified, extended or renewed as permitted by paragraph 3B of the Intercreditor Agreement.

         15. Contemporaneously with the execution of this Amendment, Borrower shall pay Bank a nonrefundable amendment and increase fee in the amount of Twenty-Five Thousand Dollars
($25,000.00).

         16. Except to the extent specifically amended by this Amendment, all of the terms, provisions, conditions, covenants, representations and warranties contained in the Agreement shall be and remain in full force and effect and the same are hereby ratified and confirmed.

         17. This Amendment shall be binding upon and inure to the benefit of Borrower and Bank and their respective successors and assigns, except that Borrower may not assign, transfer or delegate any of its rights or obligations hereunder.

         18. Borrower hereby represents and warrants to Bank that:
             (a) the execution, delivery and performance by Borrower of this Amendment are within the corporate powers of Borrower, have been duly authorized by all necessary corporate action and require no action by or in respect of, or filing with, any governmental or regulatory body, agency or official or any other third party. The execution, delivery and performance by Borrower of this Amendment do not conflict with, or result in a breach of the terms, conditions or provisions of, or constitute a default under or result in any violation of, the terms of the Certificate of Incorporation or By-Laws of Borrower, any applicable law, rule, regulation, order, writ, judgment or decree of any court or governmental or regulatory agency or instrumentality, or any agreement, document or instrument to which Borrower is a party or by which it is bound or to which it is subject;

             (b) this Amendment has been duly executed and delivered by Borrower and constitutes the legal, valid and binding obligation of Borrower enforceable in accordance with its terms;
and

             (c) as of the date hereof, all of the representations, warranties and covenants of Borrower set forth in the Agreement are true and correct and no "Default" or "Event of Default" (as defined therein) under or within the meaning of the Agreement has occurred and is continuing.

         19. Borrower hereby agrees to reimburse Bank and Harris Trust and Savings Bank upon demand for all out-of-pocket costs and expenses (including, without limitation, reasonable attorneys' fees and expenses) incurred by Bank and Harris Trust and Savings Bank in the preparation, negotiation and execution of this Amendment and all other agreements, documents and instruments relating to the amendment of Borrower's revolving credit facility with Bank (collectively, the "Loan Documents"); provided, however, that the maximum amount of the attorneys' fees and expenses of Harris Trust and Savings Bank to be reimbursed by Borrower shall not exceed the sum of $2,500.00. Borrower further agrees to pay or reimburse Bank for any stamp or other taxes (excluding income or gross receipts taxes) which may be payable with respect to the execution, delivery or recording of the Loan Documents. All of the obligations of Borrower under this Paragraph 19 shall survive the payment of the Borrower's Obligations and the termination of the Agreement.

         20. In the event of any inconsistency or conflict between this Amendment and the Agreement, the terms, provisions and conditions of this Amendment shall govern and control.

         21. This Amendment shall be governed by and construed in accordance with the substantive laws of the State of Missouri
(without reference to conflict of law principles).

         22. ORAL AGREEMENTS OR COMMITMENTS TO LOAN MONEY, EXTEND CREDIT OR TO FORBEAR FROM ENFORCING REPAYMENT OF A DEBT, INCLUDING PROMISES TO EXTEND OR RENEW SUCH DEBT, ARE NOT ENFORCEABLE. TO PROTECT BORROWER AND BANK FROM MISUNDERSTANDING OR DISAPPOINTMENT, ANY AGREEMENTS REACHED BY BORROWER AND BANK COVERING SUCH MATTERS ARE CONTAINED IN THE AGREEMENT AS AMENDED BY THIS AMENDMENT AND THE OTHER TRANSACTION DOCUMENTS, WHICH AGREEMENT AS AMENDED BY THIS AMENDMENT AND OTHER TRANSACTION DOCUMENTS ARE A COMPLETE AND EXCLUSIVE STATEMENT OF THE AGREEMENTS BETWEEN BORROWER AND BANK, EXCEPT AS BORROWER AND BANK MAY LATER AGREE IN WRITING TO MODIFY THEM.

         23. This Amendment shall not be effective unless and until Bank shall have received a copy of that certain First Amendment to Collateral Agency and Intercreditor Agreement dated as of November 9, 1994, by and among Borrower, Bank, The Prudential Insurance Company of America, Principal Mutual Life Insurance Company and Bank in its capacity as Collateral Agent signed by all of the parties thereto.

         IN WITNESS WHEREOF, the parties hereto have executed this Second Amendment to Revolving Credit Agreement this 9th day of
November, 1994.

                                CPI CORP.


                                By      /s/ Alyn V. Essman
                                        ___________________________
                                Title:  Chairman of the Board and
                                        Chief Executive Officer

                                MERCANTILE BANK OF ST. LOUIS
                                NATIONAL ASSOCIATION


                                By      /s/ John Holland
                                        __________________________
                                Title:  Vice President

PART II

ITEM 6(a) - EXHIBIT 10 - MATERIAL CONTRACTS


      b.) Second Amendment to Revolving Credit Note dated November
9, 1994.

                       SECOND AMENDMENT TO
                      REVOLVING CREDIT NOTE

         THIS SECOND AMENDMENT TO REVOLVING CREDIT NOTE (this
"Amendment") is made this 9th day of November, 1994, by CPI CORP., a Delaware corporation ("Borrower"), and is accepted by MERCANTILE BANK OF ST. LOUIS NATIONAL ASSOCIATION, a national banking association ("Bank").

                           WITNESSETH:

         WHEREAS, Borrower has heretofore executed and delivered to Bank its Revolving Credit Note dated August 31, 1993, and payable to the order of Bank in the principal amount of Twenty-Five Million Dollars ($25,000,000.00), as amended by that certain First Amendment to Revolving Credit Note dated June 14, 1994 (as so amended, the "Note"); and

         WHEREAS, Borrower desires to amend the Note to increase the maximum principal amount of the Note from Twenty-Five Million Dollars ($25,000,000.00) to Fifty Million Dollars ($50,000,000.00),
and Bank is willing to consent thereto on the terms and conditions hereinafter set forth;

         NOW, THEREFORE, in consideration of the premises and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Borrower hereby amends the Note as follows:

         1. The first and second sentences of the first full paragraph on page 1 of the Note are hereby deleted in their entirety and the following substituted in lieu thereof:

             "FOR VALUE RECEIVED, on August 31, 1996, the undersigned, CPI CORP., a Delaware corporation ("Borrower"), hereby promises to pay to the order of MERCANTILE BANK OF ST. LOUIS NATIONAL ASSOCIATION, a national banking association ("Bank"), the principal sum of Fifty Million Dollars ($50,000,000.00), or such lesser sum as may then constitute the aggregate unpaid principal amount of all Revolving Credit Loans made by Bank to Borrower pursuant to the Revolving Credit Agreement referred to below. The aggregate principal amount which Bank shall be committed to have outstanding hereunder at any time shall not exceed Fifty Million Dollars ($50,000,000.00), which amount may be borrowed, paid, reborrowed and repaid, in whole or in part, subject to the terms and conditions hereof and of the Revolving Credit Agreement referred to below."

         2.  The fourth full paragraph commencing on page 1 of the
Note is hereby deleted in its entirety and the following substituted in lieu thereof:


             "This Note is the Revolving Credit Note referred to in that certain Revolving Credit Agreement dated August 31, 1993, by and between Borrower and Bank, as amended by that certain First Amendment to Revolving Credit Agreement dated June 14, 1994, and that certain Second Amendment to Revolving Credit Agreement dated November 9, 1994 (as so amended and as the same may from time to time be further amended, modified, extended or renewed, the "Revolving Credit Agreement"), to which Revolving Credit Agreement reference is hereby made for a statement of the terms and conditions upon which the maturity of this Note may be accelerated, and for other terms and conditions, including prepayment, which may affect this Note. All capitalized terms used and not otherwise defined in this Note shall have the respective meanings ascribed to them in the Revolving Credit Agreement."


         3. Except to the extent specifically amended by this Amendment, all of the terms, provisions and conditions contained in the Note shall be and remain in full force and effect and the same are hereby ratified and confirmed.

         4. All references in the Note to this "Note" and any other references of similar import shall henceforth mean the Note as amended by this Amendment.

         5. All references in the Pledge Agreement (as defined in the Note) and in the Intercreditor Agreement (as defined in the Pledge Agreement) to the "Revolving Credit Note" shall henceforth mean the Note as amended by this Amendment and as the same may from time to time be further amended, modified, extended or renewed as permitted by paragraph 3B of the Intercreditor Agreement.

         6. This Amendment shall be binding upon and inure to the benefit of Borrower and Bank and their respective successors and assigns, except that Borrower may not assign or delegate any of its rights or obligations hereunder.

         7. This Amendment shall be governed by and construed in accordance with the substantive laws of the State of Missouri
(without reference to conflict of law principles).

         8. In the event of any inconsistency or conflict between the Note and this Amendment, the terms, provisions and conditions of this Amendment shall govern and control.

         9. Bank is hereby authorized to attach this Amendment to the Note as a part thereof.

        10. This Amendment shall not be effective unless and until Bank shall have received a copy of that certain First Amendment to Collateral Agency and Intercreditor Agreement dated as of November 9, 1994, by and among Borrower, Bank, The Prudential Insurance Company of America, Principal Mutual Life Insurance Company and Bank in its capacity as Collateral Agent signed by all of the parties thereto.

         IN WITNESS WHEREOF, Borrower has executed this Second
Amendment to Revolving Credit Note this 9th day of November, 1994.

                                CPI CORP.


                                By      /s/ Alyn V. Essman
                                        __________________________
                                Title:  Chairman and
                                        Chief Executive Officer

         Accepted this 9th day of November, 1994.

                                MERCANTILE BANK OF ST. LOUIS
                                NATIONAL ASSOCIATION


                                By      /s/ John Holland
                                        __________________________
                                Title:  Vice President

PART II

ITEM 6(a) - EXHIBIT 10 - MATERIAL CONTRACTS


      c.) First Amendment to Collateral Agency and Intercreditor
Agreement.

                  FIRST AMENDMENT TO COLLATERAL AGENCY
                       AND INTERCREDITOR AGREEMENT


         THIS FIRST AMENDMENT TO COLLATERAL AGENCY AND INTERCREDITOR AGREEMENT (this "Amendment") is made and entered into as of the 9th day of November, 1994, by and among CPI CORP., a Delaware corporation (the "Company"), THE PRUDENTIAL INSURANCE COMPANY OF AMERICA, a New Jersey corporation ("Prudential"), PRINCIPAL MUTUAL LIFE INSURANCE COMPANY, an Iowa corporation ("Principal"), MERCANTILE BANK OF ST. LOUIS NATIONAL ASSOCIATION, a national banking association ("Mercantile") (Prudential, Principal and Mercantile are sometimes hereinafter individually referred to as a "Secured Party" and collectively referred to as the "Secured Parties") and MERCANTILE BANK OF ST. LOUIS NATIONAL ASSOCIATION, a national banking association, in its capacity as collateral agent for the Secured Parties (in such capacity, the "Collateral Agent").

                       W I T N E S S E T H:

         WHEREAS, the Company, the Secured Parties and the Collateral Agent have heretofore entered into that certain
Collateral Agency and Intercreditor Agreement dated as of August
31, 1993 (the "Intercreditor Agreement"); and

         WHEREAS, the Company has requested Mercantile to increase the maximum principal amount of its existing revolving credit facility to the Company from Twenty-Five Million Dollars ($25,000,000) to Fifty Million Dollars ($50,000,000) and Mercantile has agreed to such increase on the condition that, among other things, the Company, the Secured Parties and the Collateral Agent enter into this Amendment; and

         WHEREAS, the Company, the Secured Parties and the Collateral Agent desire to amend the Intercreditor Agreement in the manner hereinafter set forth;

         NOW, THEREFORE, in consideration of the premises and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Company, the Secured Parties and the Collateral Agent hereby agree as follows:

         1. Subparagraph (a) of paragraph 3B of the Intercreditor Agreement is hereby deleted in its entirety and the following substituted in lieu thereof:

             "(a) Each Secured Party agrees with each other Secured Party that no amendment will be made to (i) the Revolving Credit Agreement which increases the aggregate amount of (A) Exposures of the Secured Parties thereunder to an aggregate amount greater than $60,000,000 or (B)

         Letters of Credit to be issued by the Secured Parties thereunder to an aggregate undrawn face amount greater than $9,000,000 and (ii) the Revolving Credit Note which increases the aggregate principal amount of such Revolving Credit Note to an amount in excess of $60,000,000."


         2. The Company, the Secured Parties and the Collateral Agent hereby acknowledge and agree that (a) all references in the Intercreditor Agreement and the Pledge Agreement to the "Revolving Credit Agreement" shall mean that certain Revolving Credit Agreement dated August 31, 1993, by and between the Company and Mercantile, as amended by that certain First Amendment to Revolving Credit Agreement dated June 14, 1994, and that certain Second Amendment to Revolving Credit Agreement dated November 9, 1994, and as the same may from time to time be further amended, modified, extended or renewed as permitted by paragraph 3B of the Intercreditor Agreement as amended by this Amendment and (b) all references in the Intercreditor Agreement and the Pledge Agreement to the "Revolving Credit Note" shall mean that certain Revolving Credit Note of the Company dated August 31, 1993, and payable to the order of Mercantile in the principal amount of Twenty-Five Million Dollars ($25,000,000), as amended by that certain First Amendment to Revolving Credit Note dated June 14, 1994, and that certain Second Amendment to Revolving Credit Note dated November 9, 1994, pursuant to which the maximum principal amount of said Revolving Credit Note was increased from Twenty-Five Million Dollars ($25,000,000) to Fifty Million Dollars ($50,000,000), and as the same may from time to time be further amended, modified, extended or renewed as permitted by paragraph 3B of the Intercreditor Agreement as amended by this Amendment.

         3. All capitalized terms used and not otherwise defined in this Amendment shall have the respective meanings ascribed to them in the Intercreditor Agreement as amended by this Amendment.

         4. Except to the extent specifically amended by this Amendment, all of the terms, provisions, conditions, covenants, representations and warranties contained in the Intercreditor Agreement shall be and remain in full force and effect and the same are hereby ratified and confirmed.

         5. This Amendment shall be binding upon and inure to the benefit of the Company, each of the Secured Parties and the Collateral Agent and their respective successors and assigns, except that the Company may not assign, transfer or delegate any of its rights or obligations hereunder.

         6. The Company hereby represents and warrants to each of the Secured Parties and the Collateral Agent that:

             (a) the execution, delivery and performance by the Company of this Amendment are within the corporate powers of the Company, have been duly authorized by all necessary corporate action and require no action by or in respect of, or filing with, any governmental or regulatory body, agency or official or any other third party. The execution, delivery and performance by the Company of this Amendment do not conflict with, or result in a breach of the terms, conditions or provisions of, or constitute a default under or result in any violation of the terms of, the Certificate of Incorporation or By-Laws of the Company, any applicable law, any rule, regulation, order, writ, judgment or decree of any court or governmental or regulatory agency or instrumentality, or any agreement, document or instrument to which the Company is a party or by which it is bound or to which it is subject;

         (b) this Amendment has been duly executed and delivered by the Company and constitutes the legal, valid and binding obligation of the Company enforceable in accordance with its terms;

         (c) as of the date of this Amendment, all of the representations, warranties and covenants of the Company set forth in the Intercreditor Agreement are true and correct;

         (d) as of the date of this Amendment, (i) no "Default" or "Event of Default" (as defined therein) under the Note Agreement exists or is continuing and (ii) no "Default" or "Event of Default" (as defined therein) under the Revolving Credit Agreement exists or is continuing; and

         (e) the representations and warranties of the Company set forth in Paragraph 8 of the Note Agreement, the representations and warranties of the Company set forth in Section 6 of the Revolving Credit Agreement and the representations and warranties of the Company set forth in each of the other Credit Documents are true and correct and complete in all material respects as if made on and as of the date of this Amendment, except as to those representations and warranties made as of a specific date, which are true and correct and complete in all material respects as of such date.

         7. The Company hereby agrees to reimburse each of the Secured Parties and the Collateral Agent upon demand for all reasonable out-of-pocket costs and expenses (including, without limitation, reasonable attorneys' fees and expenses) incurred by such Secured Party or the Collateral Agent, as the case may be, in the preparation, negotiation and execution of this Amendment. All of the obligations of the Company under this Paragraph 7 shall survive the termination of the Intercreditor Agreement.

         8. In the event of any inconsistency or conflict between this Amendment and the Intercreditor Agreement, the terms, provisions and conditions of this Amendment shall govern and control.

         9. This Amendment may be signed in any number of counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were on the same instrument. This Amendment shall be not be effective unless and until the Collateral Agent shall have received counterparts of this Amendment duly executed by the Company, Prudential, Principal, Mercantile and the Collateral Agent (or, in the case of any such party as to which an executed counterpart shall not have been received, receipt by the Collateral Agent in form satisfactory to it of telegraphic, telex or other written confirmation from such party of execution of a counterpart hereof by such party).

         10. This Amendment shall be governed by and construed in accordance with the substantive laws of the State of Missouri
(without reference to conflict of law principles).

         IN WITNESS WHEREOF, the parties hereto have executed this First Amendment to Collateral Agency and Intercreditor Agreement as of the day and year first above written.


                                CPI CORP.



                                By      /s/ Alyn V. Essman
                                        ___________________________
                                Title:  Chairman and
                                        Chief Executive Officer


                                THE PRUDENTIAL INSURANCE COMPANY OF

                                AMERICA



                                By      /s/ Randy Cob
                                        ___________________________
                                Title:  Vice President

                                PRINCIPAL MUTUAL LIFE INSURANCE
                                COMPANY



                                By      /s/ S. G. Hotz
                                        ___________________________
                                Title:  Counsel


                                By     /s/ Christopher J. Henderson
                                       ____________________________
                                Title: Counsel





                                MERCANTILE BANK OF ST. LOUIS
                                NATIONAL ASSOCIATION



                                By      /s/ John Holland
                                        ___________________________
                                Title:  Vice President


                                MERCANTILE BANK OF ST. LOUIS
                                NATIONAL ASSOCIATION, as Collateral

                                Agent



                                By      /s/ John Holland
                                        ___________________________
                                Title:  Vice President