Form 10-K/A
period 1994-02-05
CPI CORP
filed 1995-01-19
CIK 25354

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.   20549

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

   Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held June 7, 1994, are incorporated by reference into Part III of this Report.
                         PAGE 1 OF 29
PAGES 4-10 OF THIS DOCUMENT CONTAIN THE EXHIBIT INDEX

TABLE OF CONTENTS

                                                       10K   10K/A
                                                       Page  Page
                                                       ---- -----
Part I
- ------

Item 1.   Business                                     3
Item 2.   Properties                                   7
Item 3.   Legal Proceedings                            8
Item 4.   Submission of Matters to a Vote of
             Security Holders                          8


Part II
- -------

Item 5.   Market for Registrant's Common Equity
             and Related Stockholder Matters           9
Item 6.   Selected Financial Data                      9
Item 7.   Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                                9    13-23
Item 8.   Financial Statements and Supplementary Data  9    24-25
Item 9.   Disagreements on Accounting and
             Financial Disclosure                      9


Part III
- --------

Item 10.  Directors and Executive Officers of
             the Registrant                           10
Item 11.  Executive Compensation                      12
Item 12.  Security Ownership of Certain Beneficial
             Owners and Management                    12
Item 13.  Certain Relationships and Related
             Transactions                             12

Part IV
- -------

Item 14.  Exhibits, Financial Statement Schedules
             and Reports on Form 8-K                  13     4
          Signatures                                  21    11

                                 PART II


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     Information required under this Item is contained in the Registrant's 1993 Annual Report to Shareholders, pages 135 through 144 of the original 10-K, pages 13-23 of this document, and incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required under this Item is contained in the Registrant's 1993 Annual Report to Shareholders, pages 145 through 177 of the original 10-K, pages 24-25 of this document, and incorporated herein by reference.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K

(a)   Index to Certain Documents

Index to Certain Documents
                                              Original
                                                10K        10K/A
                                              Page No.    Page No.
                                             ----------   --------
                                               Annual
                                              Report To
                                               Share-
                                              holders*
                                             ----------   --------
      (1) Independent Auditor's Report          178**

      (2) Financial Statements:

          (a) Consolidated Balance Sheets       145-146
              as of February 5, 1994 and
              February 6, 1993

          (b) Consolidated Statements of        147
              Earnings for the fiscal years
              ended February 5, 1994,
              February 6, 1993 and
              February 1, 1992

          (c) Consolidated Statements of        148-150
              Changes in Stockholder's Equity
              for the fiscal years ended
              February 5, 1994,
              February 6, 1993 and
              February 1, 1992

          (d) Consolidated Statements of        151-152   24-25
              Cash Flows for the fiscal
              years ended February 5, 1994,
              February 6, 1993 and
              February 1, 1992

      (3) Notes to Consolidated Financial
              Statements                        153-173   26-28

      *   Which pages are incorporated herein by reference.
      **  Also on Page 20 of original Form 10-K.

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

   27) Financial Data Schedule


                            SIGNATURES



  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              CPI CORP.

DATE:  January 19, 1995           BY:  /s/  BARRY ARTHUR
                                  --------------------
                                  Barry Arthur
                                  Vice President and Treasurer
                                  (Principal Financial and
                                  Accounting Officer)

                     INDEX-FINANCIAL REVIEW


Index-Financial Review

                                              Original    Amended
                                               10-K       10-K/A
                                              Page(s)     Page(s)

Financial Background and Trends               123-134

Management's Discussion and Analysis of
  Financial Condition and Results
  of Operations                               135-144     13-23

Consolidated Balance Sheets                   145-146

Consolidated Statements of Earnings           147

Consolidated Statement of Changes
  in Stockholders' Equity                     148-150

Consolidated Statements of Cash Flows         151-152     24-25

Notes to Consolidated Financial Statements    153-173

Selected Quarterly Financial Data and
  Stock Price and Volume                      174

Independent Auditors' Report                  178

Company Directors and Officers                179

Investor Information                          180



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

Corporate expense increased in fiscal 1993 due to a $1.4 million expense for severance and early retirement benefits under a voluntary early retirement program, which were offset by the Company's previously announced cost cutting program. These cost reduction efforts included a reduction in employment costs through elimination of field management positions and corporate administrative and support staff positions and a revision of the portrait studio employment allocation formula to reduce in-store employment costs. Other cost reduction efforts included negotiation of reductions in material and supply costs, closing certain regional offices in the Company's Photo Finish Division, reduction in advertising, postponement of new location openings and reduction in manufacturing costs for a portion of the year through smaller portrait packages. While the total effect of the cost reduction efforts is difficult to measure, the Company believes it achieved in the range of $5 to $6 million in savings. The actual total is impossible to quantify because some of the planned savings in employment costs were offset by increased costs in the second half of the year as the Company staffed portrait studios to serve a substantial increase in customers.

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

Net Earnings
Net earnings declined 41.5% to $13.2 million in 1993 and 16.7% to $22.6 million in 1992 from $27.1 million in 1991. Included in net earnings in 1993 is a $2.1 million benefit from the cumulative effect of a change in accounting principles discussed below under Income Taxes. Before the benefit, net earnings declined 50.8% to $11.1 million. The decline in net earnings in each of the last two fiscal years resulted from lower operating earnings coupled with interest expense in 1993 and reduced interest income in 1992, and a higher effective income tax rate in each of the last two fiscal years. The decline in interest income and the subsequent increase in interest expense resulted from the Company's recent acquisitions of Fox Photo, Proex and Prints Plus. Additionally, the Company entered into a $60.0 million long-term debt agreement in 1993 which has substantially increased borrowing costs.

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

The capital expenditure program includes the continuation of the $75 million long-range program involving the application of digital imaging technology to products and services in the Sears Portrait Studios. The Company estimates the planned capital expenditures for installing the new digital freeze-frame imaging system and studio renovations will aggregate $35 million in fiscal year 1994. The digital imaging system is expected to be fully installed by the end of September 1994 in the United States, with the remaining installation in Canada scheduled for completion in early 1995. The studio renovation program is expected to begin in early fiscal 1994 and will take about five years to complete. The Company expects to fund this capital expenditure program through proceeds of maturing short-term investment balances, borrowing against lines of credit and utilizing operating cash flow. Portrait Studio depreciation expense is expected to increase by $4.0 million in fiscal 1994 over the comparable period of fiscal 1993 as a result of this program. Additionally, interest expense will increase by $1.6 million in fiscal year 1994 over fiscal 1993 levels as a result of this planned capital expenditure program.

Total assets were $305.8 million, $237.8 million and $238.9 million for 1993, 1992 and 1991, respectively. Cash and cash equivalents increased in 1993 due to the cash received on the $60.0 million Senior Notes, after declining in 1992 and 1991 as a result of the acquisition of Fox Photo and Proex. Cash and cash equivalents amounted to $34.6 million, $21.0 million and $31.2 million, representing 11.3%, 8.8% and 13.1% of total assets at the end of 1993, 1992 and 1991, respectively. Working capital increased to $62.6 million in 1993 from $16.3 million in 1992.

The table below shows assets by line of business. Corporate assets consist primarily of the Company's headquarters and surrounding property, cash and marketable securities.


Identifiable Assets (dollars in thousands)

                               1993     % Total    1992   % Total
Portrait Studios             $ 62,694    20.5%   $ 49,353  20.8%
Photofinishing                125,044    40.9     133,156  56.0
Other Products and Services    31,491    10.3      12,607   5.3
Corporate:
  Cash and cash equivalents    34,579    11.3      20,978   8.8
  Short-term investments       31,777    10.4       ---     ---
Other                          20,211     6.6      21,657   9.1
                             --------   ------   -------- ------
Total                        $305,796   100.0%   $237,751 100.0%
                             ========   ======   ======== ======


Stockholders' equity increased 2.1% and 7.3% to $175.5 million and $171.9 million at the end of 1993 and 1992, respectively, net of treasury stock repurchases of $0.7 million and $2.3 million in 1993 and 1992, respectively. The 9.5% increase in stockholders' equity since 1991 is primarily due to a $17.1 million increase in retained earnings after consideration of dividends, which was partially offset by the purchase of treasury stock. On September 28, 1988, the Company's Board of Directors authorized the Company to purchase up to 2,500,000 shares of CPI Corp. common stock, or approximately 15% of the then outstanding common stock. On April 2, 1992, the Company's Board of Directors authorized the purchase of an additional 2,000,000 shares of CPI Corp. common stock. Under its stock repurchase program, the Company has acquired 2,363,808 shares for $58.6 million as of February 5, 1994. In fiscal year 1993, 1992 and 1991, 40,655 shares, 101,210 shares and 480,792 shares were purchased for $0.7 million, $2.3 million and $11.7 million, respectively.

The following table sets forth selected financial data regarding capital resources and liquidity for the Company's last three fiscal years:

Selected Financial Data Regarding Capital Resources and
Liquidity for 1993, 1992 and 1991 (in thousands of dollars)

                                       1993      1992      1991
Net cash flow provided
  by operations                     $ 39,389  $ 36,867  $ 53,902
                                    --------- --------- ---------
Investing activities:
  Capital expenditures               (30,363)  (13,274)  (22,271)
  Acquisitions                       (14,732)  (23,942)  (70,233)
  Purchase of short-term investments (45,228)    ---       ---
  Proceeds from maturing short-term
    investments                       13,452     ---       ---
  Other                                  (47)      295       274
                                    --------- --------- ---------
  Net investing                      (76,918)  (36,921)  (92,230)
                                    --------- --------- ---------
Financing activities:
  Proceeds from issuance of
    common stock                         439       599     1,574
Net increase (decrease) in debt       59,547      (275)     (139)
Dividends                             (8,198)   (8,206)   (8,443)
Treasury stock purchases                (657)   (2,332)  (11,717)
                                    --------- --------- ---------
Net financing                         51,131   (10,214)  (18,725)
                                    --------- --------- ---------

Increase (decrease) in cash
  and cash equivalents              $ 13,601  $(10,268) $(57,053)
                                    ========  ========= =========

During the period 1991 through 1993, the Company generated $130.2 million in internal funds from operations. Investments during this period amounted to $174.3 million, including capital expenditures of $65.9 million and acquisitions amounting to $108.9 million.
Acquisitions consist primarily of the Fox Photo, Proex and Prints
Plus businesses with acquired property and equipment amounting to $42.1 million and intangible assets resulting from purchase transactions amounting to $66.8 million. Financing activities included $59.1 million in additional debt primarily due to the placement of Senior Notes for $60.0 million, the repurchase of treasury stock amounting to $14.7 million and dividends paid amounting to $24.8 million. The net result of these transactions amounted to a $21.9 million decrease in cash and cash equivalents during the three-year period.

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

































CONSOLIDATED STATEMENTS OF CASH FLOWS--
FOR FISCAL YEARS ENDED:  FEBRUARY 5, 1994, FEBRUARY 6, 1993
AND FEBRUARY 1, 1992
                         FISCAL YEAR   FISCAL YEAR   FISCAL YEAR
                            1993          1992          1991
                        ------------- ------------- -------------
Cash flows provided by
  operating activities  $ 39,389,209  $ 36,866,797  $ 53,901,903

Cash flows provided by
  (used in) financing
  activities:
  Proceeds from
    issuance of
    long-term debt        59,913,356         -           305,178
   Repayment of
    long-term debt          (366,418)     (275,480)     (444,731)
  Issuance of common
    stock to employee
    stock plans              438,461       599,413     1,573,929
  Cash dividends          (8,198,125)   (8,205,860)   (8,442,742)
  Purchase of treasury
    stock                   (657,178)   (2,332,359)  (11,716,619)
                        ------------- ------------- -------------
    Cash flows provided
      by (used in)
      financing
      activities          51,130,096   (10,214,286)  (18,724,985)
                        ------------- ------------- -------------
Cash flows before
  investing activities    90,519,305    26,652,511    35,176,918
                        ------------- ------------- -------------
Cash flows provided by
  (used in) investing
  activities:
  Purchases of short-
    term investments     (45,228,083)      ---           ---
  Maturities of short-
    term investments      13,451,459       ---           ---
  Additions to property
    and equipment, net   (30,362,715)  (13,274,473)  (22,271,472)
  Acquisitions:
    Property and
      equipment          (13,629,943)  (11,056,700)  (17,401,095)
    Intangible assets     (1,101,639)  (12,885,268)  (52,831,924)
  Long-term investments        8,826       340,783       477,456
  Restricted stock           (56,000)      (45,786)     (203,061)
                        ------------- ------------- -------------
    Cash flows used in
      investing
      activities         (76,918,095)  (36,921,444)  (92,230,096)
                        ------------- ------------- -------------
Net increase (decrease)
  in cash and cash
  equivalents             13,601,210   (10,268,933)  (57,053,178)
Cash and cash
  equivalents at
  beginning of year       20,978,078    31,247,011    88,300,189
                        ------------- ------------- -------------
Cash and cash
  equivalents at
  end of year           $ 34,579,288  $ 20,978,078  $ 31,247,011
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

Cash, Cash Equivalents and Short-Term Investments
For purpose of reporting cash flows, cash and cash equivalents include cash on hand and short-term investments. Short-term investments consist of treasury bills, bankers acceptances, commercial paper, term deposits, government agency notes, repurchase agreements and government money market funds which have maturities of less than three months and which are stated at cost, adjusted for discount accretion and premium amortization. The government money market funds include obligations issued or guaranteed by the U.S. Government, its agencies or instrumentalities, as well as repurchase agreements fully collateralized by such obligations, which may have a long-term maturity greater than three months but a short-term option to liquidate the investment. Based on the short-term nature of the Company's investments, the carrying value approximated estimated fair value at February 5, 1994.

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

The Company adopted Statement of Financial Accounting Standards
(SFAS) No. 109, "Accounting For Income Taxes," in 1993 on a prospective basis. Statement No. 109 requires the Company to account for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company recognized the cumulative effect as of February 7, 1993 of $2.12 million in net earnings as a cumulative change in accounting principle.

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