Form 10-Q/A
period 1994-07-23
CPI CORP
filed 1995-01-19
CIK 25354

SECURITIES AND EXCHANGE COMMISSION
                     Washington D.C.   20549

                           FORM 10-Q/A-2

        QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934


              For the Quarter Ended July 23, 1994
                 Commission File Number 1-10204


                           CPI CORP.
 ____________________________________________________________
    (Exact Name of Registrant as Specified In Its Charter)


            Delaware                                43-1256674
- ----------------------------------            ---------------------
(State of Other Jurisdiction                  (I.R.S. Employer
of Incorporation or Organization)             Identification No.)


1706 Washington Avenue, St. Louis, Missouri        63103-1790
- --------------------------------------------       -----------
(Address of Principal Executive Offices)           (Zip Code)


Registrant's telephone number, including area code:  (314)231-1575
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

Common Stock $.40 par value              13,894,517 shares
- ----------------------------      --------------------------------
          Class                   Outstanding at September 1, 1994


                      EXHIBIT INDEX ON PAGE 4


                             CPI CORP.
                              INDEX

                                                Original Amended
                                                  10Q    10-Q/A-2
                                                PAGE NO. PAGE NO.
Part I.  Financial Information:
   Item 1.  Financial Statements:

            Interim Condensed Consolidated         4,5
              Balance Sheets - July 23, 1994,
              July 24, 1993 and February
              5, 1994

            Interim Condensed Consolidated         6,7    5,6
              Statements of Earnings - For the
              12 and 24 Weeks Ended July 23,
              1994 and July 24, 1993

            Interim Condensed Consolidated        8-10
              Statements of Changes in
              Stockholders' Equity - For
              the 52 Weeks Ended February 5,
              1994 and for the 24 Weeks Ended
              July 23, 1994

            Interim Condensed Consolidated       11,12
              Statements of Cash Flows - For
              the 24 Weeks Ended July 23,
              1994 and July 24, 1993

            Notes to Interim Condensed           13-15
              Consolidated Financial
              Statements

   Item 2.  Management's Discussion and          16-22
              Analysis of Financial Condition
              and Results of Operations


   Item 6.(a)
            Exhibit 11 - Computation of          23,24
              Earnings per Common Share

            Exhibit 27 - Financial Data
              Schedule


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

                  PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                          (UNAUDITED)
        12 Weeks Ended July 23, 1994 and July 24, 1993
                                      12 Weeks Ended
                               ---------------------------
                                 July 23,      July 24,
                                   1994          1993
                               ------------- -------------

Net Sales                      $104,651,813  $ 95,385,928

Cost and expenses:
  Cost of sales (exclusive of
    depreciation expense shown
    below)                       32,900,575    28,113,793
  Selling, administrative and
    general expenses             60,037,082    56,508,547
  Depreciation                    7,078,576     6,027,345
  Amortization of intangibles     1,236,335     1,533,246
  Severance and early
    retirement benefit              ---          (150,000)
                               ------------- -------------
                                101,252,568    92,032,931
                               ------------- -------------
Income from operations            3,399,245     3,352,997

Net interest expense               (786,585)      (62,031)

Other income                        107,983       168,373
                               ------------- -------------
Earnings before
  income taxes and
  cumulative effect of
  accounting change               2,720,643     3,459,339

Income tax expense                1,089,300     1,392,387
                               ------------- -------------
Earnings before
  cumulative effect
  of accounting change            1,631,343     2,066,952

Cumulative effect of
  accounting change                 ---           ---
                               ------------- -------------
Net earnings                   $  1,631,343  $  2,066,952
                               ============= =============
Earnings before cumulative
  effect of accounting change  $       0.11  $       0.14

Cumulative effect of
  accounting change                 ---           ---
                               ------------- -------------
Net earnings                   $       0.11  $       0.14
                               ============= =============
Weighted average number of
  common and common equivalent
  shares outstanding             14,342,019    14,679,758
                               ============= =============

See notes to interim condensed consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                          (UNAUDITED)
        24 Weeks Ended July 23, 1994 and July 24, 1993


                                      24 Weeks Ended
                               ---------------------------
                                 July 23,      July 24,
                                   1994          1993
                               ------------- -------------

Net Sales                      $204,755,488  $184,176,285

Cost and expenses:
  Cost of sales (exclusive of
    depreciation expense shown
    below)                       63,803,722    53,811,421
  Selling, administrative and
    general expenses            125,029,742   115,306,318
  Depreciation                   13,685,375    11,836,282
  Amortization of intangibles     2,551,055     2,952,431
  Severance and early
    retirement expense              ---         1,400,000

                               ------------- -------------
                                205,069,894   185,306,452
                               ------------- -------------

Income (loss) from operations      (314,406)   (1,130,167)

Net interest income (expense)    (1,316,059)       52,451

Other income                        204,198       291,526
                               ------------- -------------
Loss before income taxes
  and cumulative effect of
  accounting change              (1,426,267)     (786,190)

Income tax benefit                  570,478       315,153
                               ------------- -------------
Loss before cumulative effect
  of accounting change             (855,789)     (471,037)

Cumulative effect of accounting
  change                            ---         2,120,000
                               ------------- -------------
Net earnings (loss)            $   (855,789) $  1,648,963
                               ============= =============
Loss before cumulative
  effect of accounting change  $      (0.06) $      (0.03)

Cumulative effect of accounting
  change                            ---              0.14
                               ------------- -------------
Net earnings (loss)            $      (0.06) $       0.11
                               ============= =============
Weighted average number of
  common and common equivalent
  shares outstanding             14,461,486    14,671,399
                               ============= ============

See notes to interim condensed consolidated financial statements.

                               SIGNATURES





Pursuant to the registration requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned therunto duly authorized.




CPI CORP.



DATE:  January 19, 1995           BY:  /s/ BARRY ARTHUR
       ----------------                --------------------------
                                       Barry Arthur
                                       Executive Vice President -
                                       Finance
                                       Principal Financial Officer