Form 10-K
period 1995-02-04
CPI CORP
filed 1995-05-03
CIK 25354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.   20549

                              FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

             For the fiscal year ended February 4, 1995

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

   Aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange - Composite Transaction Listing on
May 2, 1995 ($17.000 per share): $224,699,013.

   As of May 2, 1995, 13,862,985 shares of the Common Stock,
$0.40 par value, of the Registrant were outstanding.

   DOCUMENTS INCORPORATED BY REFERENCE:

   Portions of the Annual Report to Shareholders for the year ended February 4, 1995, are incorporated by reference into Parts I, II and IV of this Report.

   Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held June 13, 1995, are incorporated by reference into Part III of this Report.

                        TABLE OF CONTENTS




PART I
- ------

Item 1.   Business
Item 2.   Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders



PART II
- -------

Item 5.   Market for Registrant's Common Equity and Related
              Stockholder Matters
Item 6.   Selected Financial Data
Item 7.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations
Item 8.   Financial Statements and Supplementary Data
Item 9.   Disagreements on Accounting and Financial Disclosure


PART III
- --------

Item 10.  Directors and Executive Officers of the Registrant
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial Owners and
              Management
Item 13.  Certain Relationships and Related Transactions


PART IV
- -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on
              Form 8-K

          Signatures

ITEM I.  BUSINESS

THE COMPANY
- -----------
     CPI Corp. is a holding company engaged, through its subsidiaries, in developing and marketing consumer services and related products through a network of centrally-managed, small retail locations. The Company operates professional portrait studios, photographic finishing laboratories, electronic publishing stores and wall decor locations.

     The Company started up its photo finishing business in 1982. On August 19, 1991, the Company acquired Fox Photo, Inc., and on December 1, 1992, the Company purchased the operational assets of Pemtom, Inc., a Minneapolis-based company operating under the name Proex. At February 4, 1995, the Company operated 660 photo-finishing locations under the names of CPI Photo Finish, Fox Photo and Proex.

     On May 30, 1993, CPI Corp. entered the wall decor business with the acquisition of Ridgedale Prints Plus, Inc. ("Prints Plus") from the Melville Corporation. Prints Plus is a posters, prints and custom framing retail chain with 120 stores located in malls throughout the United States.

     For the fiscal year ended February 4, 1995, approximately 52% of net sales and 86% of operating earnings (before deduction of general corporate expenses, net interest income (expense), other income and income tax expense) were derived from the Sears Portrait Studio business. The Company has operated portrait studios as a Sears Roebuck and Company ("Sears") licensee since 1961, when it was one of more than 15 Sears portrait photography licensees. Today, the Company is the only operator of Sears Portrait Studios in the United States, Canada and Puerto Rico. The Company is materially dependent upon the continued goodwill of Sears and the integrity of the Sears name in the retail marketplace. The Company believes that its relationship with Sears is excellent and that it has been beneficial to both companies. See "Business-Relationship With Sears."

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

     The Company and Sears entered into its current license agreement for fixed location studios as of January 1, 1994. This agreement expires on December 31, 1998. The agreement provides that the Company pay Sears a license fee of 15% of total annual net sales for studios located in a Sears store. Net sales are defined as gross sales less customer returns, allowances and sales taxes. The Company provides all studio furniture, equipment and fixtures, conducts advertising at its own expense, and is responsible for hiring, training and compensating the Company employees and must indemnify Sears against all said employee claims.

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

     As a Sears licensee, the Company enjoys the benefits of its use of the Sears name, Sears' daily cashiering and bookkeeping system, store security services and customers' ability to use their Sears credit cards to purchase the Company's products or services, for which Sears bears the credit risk of authorized credit card use. The Company is also able to place its portrait studio print media advertising under the Sears name at rates lower than those the Company could otherwise obtain.


COMPETITION
- -----------
     The Company competes in the portrait photography business with a number of companies that operate fixed location, traveling and freestanding photography studios. Independent professional photo-graphers also compete with the Company in various locations. The Company believes that its portrait photography products are competitive in terms of price, quality and convenience of purchase with similar products of its competitors.

     Other national, regional and local companies operate rapid photographic finishing laboratories that compete in local markets with the laboratories that the Company is operating. The Company has identified two principal kinds of competitors - independent entrepreneur/franchisees who own their minilabs and other major photofinishers. The Company believes that the quality of its products enables it to compete successfully and that its marketing strategy permits effective competition with the other major photofinishers. The Company enhances the quality of its products by carefully training and supervising minilab technicians and by using quality control checks during the photo development and printing process. While it is felt that the Company competes successfully in terms of quality, photofinishers who use the services of a mass production lab are able to finish photographs in large volume which enables them to sell their photofinishing services at a lower price. To compete with the other major photofinishers, the Company has developed a marketing strategy of locating minilabs in regional retail malls and strip shopping centers convenient to their target customers, quality-conscious 35mm camera users. In addition, by locating these minilabs in a number of locations in select metropolitan areas, the Company also benefits from area-wide marketing and supervision.

     The Company competes with numerous national, regional and local framing retailers serving the wall decor segment of the home furnishings market. The primary competitors in this business are franchise locations, small regional chains and many individual stores which focus on custom framing. Other competitors in this segment include mass merchants and other specialty home furnishings stores which offer a fixed selection of pre-framed prints. The Company believes it competes successfully in this segment by offering a large selection of prints and frames, fast custom framing service and very competitive pricing.

     The Company's primary competition in the electronic publishing business is highly fragmented among franchise locations and numerous individual, owner-operated locations which provide printing and copy services throughout the United States. The
Company believes it provides efficient, personal service because of more convenient access to its full range of state-of-the-art copying equipment.

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

SEASONALITY
- -----------
     The Company's professional portrait photography business is seasonal, with the largest volume of sales occurring in the third and fourth fiscal quarters during the periods preceding and including the Thanksgiving/Christmas season. The photofinishing business seasonality is reflected in sales increases in the second quarter of the fiscal year, in the Thanksgiving/Christmas season and in sales decreases in the first quarter of the fiscal year. The seasonality of the wall decor business is exhibited by increased sales in the fourth fiscal quarter as well.

EMPLOYEES
- ---------
     At February 4, 1995, the Company had approximately 12,400 employees, of whom approximately 6,100 were part-time. The Company's employees significantly increase in number during peak periods and, at December 17, 1994, the Company had approximately 16,500 employees. The Company's employees are not members of any union and the Company has experienced no work stoppages. The Company believes that its relations with its employees are good.





ADDITIONAL INFORMATION REQUIRED UNDER THIS ITEM IS CONTAINED IN
THE REGISTRANT'S 1994 ANNUAL REPORT TO SHAREHOLDERS, EXHIBIT 13 OF THIS FILING, IN THE DISCUSSION OF THE COMPANY'S BUSINESS SEGMENTS
AND KEY OPERATING UNITS.

ITEM 2.  PROPERTIES

      The following table sets forth certain information concerning the Company's principal facilities:


Principal Facilities


                     APPROXIMATE
                       AREA IN         PRIMARY         OWNERSHIP
   LOCATION          SQUARE FEET        USES           OR LEASE
- -------------------  ------------ ------------------   ----------
St. Louis, Missouri    312,600    Administration and   Owned
                                    Photoprocessing
St. Louis, Missouri     79,800    Warehousing          Leased (1)
St. Louis, Missouri     44,300    Warehousing          Leased (2)
Brampton, Ontario       40,000    Administration,      Owned
                                  Warehousing and
                                    Photoprocessing
Las Vegas, Nevada       12,200    Photoprocessing      Leased (3)
Thomaston, Connecticut  25,000    Administration and   Owned
                                   Photoprocessing
Edina, Minnesota        29,000    Administration,      Leased (4)
                                    Warehousing and
                                    Photoprocessing
Concord, California     43,000    Administration,      Leased (5)
                                    Warehousing and
                                    Manufacturing
New Castle, Delaware    16,200    Warehousing          Leased (6)


(1)  Lease term expires on June 30, 1997.
(2)  Lease term expires on February 28, 1997.
(3)  Lease term expires on July 31, 1996.
(4)  Lease term expires on March 30, 1999.
(5)  Lease term expires on March 31, 2002.
(6)  Lease term expires on December 14, 1995




     The Company operates its portrait studios in Sears stores pursuant to the license agreement with Sears. See "Relationship with Sears." The Company's other portrait studios, which are located in shopping centers, are generally leased for at least three years with some having renewal options. The Company's minilab locations generally are leased for terms of three to seven years and some have one or more renewal options. The electronic publishing locations are generally leased for terms of five to seven years with one or more renewal options and are commonly situated in office buildings, multi-use complexes or downtown locations. The wall decor locations are generally in enclosed regional malls with lease terms of ten years without renewal options.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to stockholders for a vote during the fourth quarter of fiscal year 1994.

                            PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     Information required under this Item is contained in the Registrant's 1994 Annual Report to Shareholders, Exhibit 13 of this filing, in the section titled "Selected Quarterly Financial Data," and will be contained in the Registrant's 1995 Proxy Statement, to be dated within 120 days of the end of the Registrant's fiscal year 1994, and is incorporated herein by reference.


     As of April 17, 1995, the market price of the Registrant's common stock was $17.625 per share with 13,862,985 shares outstanding and approximately 2,276 holders of record.


ITEM 6.  SELECTED FINANCIAL DATA

     Information required under this Item is contained in the Registrant's 1994 Annual Report to Shareholders, Exhibit 13 of this filing, in the section titled "Financial Background and Trends," and is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     Information required under this Item is contained in the Registrant's 1994 Annual Report to Shareholders, Exhibit 13 of this filing, in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required under this Item is contained in the Registrant's 1994 Annual Report to Shareholders, Exhibit 13 of this filing, in the sections titled "Consolidated Balance Sheets," "Consolidated Statements of Earnings," "Consolidated Statement of Changes in Stockholders' Equity," "Consolidated Statement of Cash Flows," "Notes to Consolidated Financial Statements" and
"Selected Quarterly Financial Data," and is incorporated herein by reference.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                           PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required under this Item will be contained in the Registrant's 1995 Proxy Statement, to be dated within 120 days of the end of the Registrant's fiscal year 1994, and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     Information required under this Item will be contained in the Registrant's 1994 Proxy Statement, to be dated within 120 days of the end of the Registrant's fiscal year 1994, and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

     Information required under this Item will be contained in the Registrant's 1995 Proxy Statement, to be dated within 120 days of the end of the Registrant's fiscal year 1994, and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not Applicable.

                           PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

(a)  Index to Certain Documents

   (1) Independent Auditor's Reports

       These reports are included in this filing under the sections titled "Independent Auditors' Report" in this Form 10-K and "Exhibit 13" (under the title "Independent Auditors' Report" in the Registrant's 1994 Annual Report to Shareholders), and are incorporated herein by reference.

   (2) Financial Statements:

       (a) Consolidated Balance Sheets as of as of February 4, 1995 and February 5, 1994
       (b) Consolidated Statements of Earnings for the fiscal years ended February 4, 1995, February 5, 1994 and
           February 6, 1993
       (c) Consolidated Statements of Changes in Stockholder's Equity for the fiscal years ended February 4, 1995, February 5, 1994 and February 6, 1993
       (d) Consolidated Statements of Cash Flows for the fiscal years ended February 4, 1995, February 5, 1994 and February 6, 1993

       Information required under these items is contained in the Registrant's 1994 Annual Report to Shareholders, Exhibit 13 of this filing, under the sections titled "Consolidated Balance Sheets," "Consolidated Statement of Earnings," "Consolidated Statements of Changes in Stockholders' Equity," and "Consolidated Statements of Cash Flows," and is incorporated herein by reference.

   (3) Notes to Consolidated Financial Statements

       This information is included in the Registrant's 1994 Annual Report to Shareholders, Exhibit 13 of this filing, under the section titled "Notes to Consolidated Financial
       Statements," and is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K  (Continued)

   (4) Financial Statement Schedules

       II.  Valuation and Qualifying Accounts

            This information is included in this filing under the section titled "Schedule II" in this Form 10-K, and is incorporated herein by reference.

       All other schedules and notes under Regulation S-X are omitted because they are either not applicable, not required or the information called for therein appears in the consolidated financial statements of notes thereto.

(b)  Reports on Form 8-K

     On December 22, 1994, the Company filed a report on Form 8-K with an attached press release announcing: a third quarter increase in sales of 20.7%; a third quarter increase in earnings per share; the Company does not expect to achieve most recent full-year earnings projection.

(c)  Index to Exhibits

EXHIBIT 3.  ARTICLES OF INCORPORATION AND BYLAWS

Information required by this Exhibit 3 is incorporated by reference to the below listed documents with corresponding filing date and registration or Commission file numbers where applicable.

                                                     REGISTRATION
INFORMATION INCORPORATED       DOCUMENT       FILING  COMMISSION
     BY REFERENCE              REFERRED TO     DATE    FILE NO.
- -----------------------------  ------------- -------- -----------
(a) Articles of Incorporation  Annual Report 4/30/90   1-10204
                               on Form 10-K
                               dated 4/27/90

(b) Bylaws                     Annual Report 4/30/90   1-10204
                               on Form 10-K
                               dated 4/27/90

(c) Amendment to Bylaws        Annual Report 5/4/94    1-10204
                               on Form 10-K
                               dated 4/6/94


EXHIBIT 4.  INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS,
                       INCLUDING DEBENTURES

Information required by this Exhibit 4 is incorporated by reference to the below listed documents with corresponding filing date and registration or Commission file numbers where applicable.

                                                     REGISTRATION
INFORMATION INCORPORATED       DOCUMENT       FILING  COMMISSION
     BY REFERENCE              REFERRED TO     DATE    FILE NO.
- -----------------------------  ------------- -------- -----------
(a) Articles of Incorporation  Annual Report 4/30/90   1-10204
    and Bylaws                 on Form 10-K
                               dated 4/27/90

(b) Note Agreement for Series  Form 10-Q     9/3/93    1-10204
    A Senior Notes Due August
    31, 2000 and Series B
    Notes Due August 31, 2000

(c) Pledge Agreement           Form 10-Q     9/3/93    1-10204

(d) Collateral Agency and      Form 10-Q     9/3/93    1-10204
    Intercreditor Agreement

(e) Series A Senior Note Due   Form 10-Q     9/3/93    1-10204
    August 31, 2000, No. R-A1

(f) Series B Senior Note Due   Form 10-Q     9/3/93    1-10204
    August 31, 2000, No. R-B1

(g) Series B Senior Note Due   Form 10-Q     9/3/93    1-10204
    August 31, 2000, No. R-B2

(h) Revolving Credit Agreement Form 10-Q     9/3/93    1-10204

(i) Revolving Credit Note      Form 10-Q     9/3/93    1-10204

(j) CPI Corp. Shareholder      Form 8-A      5/2/89        -
    Rights Plan

(k) First Amendment to CPI     Form 10-Q     9/3/93    1-10204
    Corp. Shareholder Rights
    Plan

(l) Second Amendment to CPI    Annual Report 5/4/94    1-10204
    Corp. Shareholder Rights   on Form 10-K
    Plan                       dated 4/6/94

EXHIBIT 4. INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS,
           INCLUDING DEBENTURES (CONTINUED)

                                                     REGISTRATION
INFORMATION INCORPORATED       DOCUMENT       FILING  COMMISSION
     BY REFERENCE              REFERRED TO     DATE    FILE NO.
- -----------------------------  ------------- -------- -----------
(m) First Amendment to         Form 10-Q     9/2/94    1-10204
    Revolving Credit Agreement
    dated 6/14/94

(n) Second Amendment to        Annual Report 12/22/94  1-10204
    Revolving Credit Agreement on Form 10-K
    dated 11/9/94              dated 4/6/94

(o) First Amendment to Note    Form 10-Q     9/2/94    1-10204
    Agreement dated 2/24/94

(p) Second Amendment to Note   Form 10-Q     9/2/94    1-10204
    Agreement dated 6/14/94


EXHIBIT 10.  MATERIAL CONTRACTS

(10.1)  Contract with Sears Roebuck and Co.

(10.2)  Employment Contract - Alyn V. Essman

(10.3)  Employment Contract - Russell H. Isaak

(10.4)  Employment Contract - Patrick J. Morris

(10.5)  Employment Contract - David E. April

(10.6)  Employment Contract - Barry C. Arthur

(10.7)  Employment Contract - Jane E. Nelson

(10.8)  Employment Contract - Fran Scheper


Additional information required by this Exhibit 10 is incorporated by reference to the below listed documents with corresponding filing date and registration or Commission file numbers where applicable.

EXHIBIT 10.  MATERIAL CONTRACTS (CONTINUED)
                                                     REGISTRATION
  INFORMATION INCORPORATED     DOCUMENT       FILING  COMMISSION
       BY REFERENCE            REFERRED TO     DATE    FILE NO.
- -----------------------------  ------------- -------- -----------
(a) CPI Corp. 1981 Stock       Annual Report 5/5/93    1-10204
    Bonus Plan (As Amended     on Form 10-K,
    and Restated on 2/3/91)    dated 4/30/93

(b) Deferred Compensation      Annual Report 5/1/92    1-10204
    and Stock Appreciation     on Form 10-K,
    Rights                     dated 4/24/92

(c) Employment Termination     Annual Report 5/1/92    1-10204
    Agreement - S. Coovert     on Form 10-K,
                               dated 4/24/92

(d) CPI Corp. Restricted       Annual Report 5/1/92    1-10204
    Stock Plan                 on Form 10-K,
                               dated 4/24/92

(e) Deferred Compensation      Annual Report 5/1/92    1-10204
    and Retirement Plan for    on Form 10-K,
    Non-Management Directors   dated 4/24/92

(f) CPI Corp. Stock Option     Form S-8      7/28/92   33-50082
    Plan (As Amended and
    Restated effective 2/2/92)

(g) Registration of            Form 8-A      3/21/89      -
    Securities on the New
    York Stock Exchange

(h) CPI Corp. Shareholder      Exhibit to    5/2/89       -
    Rights Plan                Form 8-A

(i) CPI Voluntary Stock        Form D        3/31/93      -
    Option Plan

(j) First Amendment to CPI     Form 10-Q     9/3/93    1-10204
    Corp. Shareholder Rights
    Plan

(k) Second Amendment to CPI    Annual Report 5/4/94    1-10204
    Corp. Shareholder Rights   on Form 10-K
    Plan                       dated 4/6/94



EXHIBIT 11. COMPUTATION OF EARNINGS PER COMMON SHARE

EXHIBIT 13. 1994 ANNUAL REPORT TO SHAREHOLDERS

EXHIBIT 21. SUBSIDIARIES OF THE REGISTRANT

EXHIBIT 23. INDEPENDENT AUDITORS' CONSENT

EXHIBIT 27. FINANCIAL DATA SCHEDULE

                            SIGNATURES

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      CPI CORP.
                      BY:  /s/  Alyn V. Essman
                           -------------------------
                               (Alyn V. Essman)
                           Chairman of the Board and
                            Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures of Directors and Principal Officers
    Signature                     Title                  Date
- -------------------      ------------------------    -------------
/s/ Alyn V. Essman       Chairman of the Board,      April 6, 1995
- -----------------------   Chief Executive Officer
   (Alyn V. Essman)       and Director (Principal
                          Executive Officer)

/s/ Milford Bohm         Director                    April 6, 1995
- -----------------------
   (Milford Bohm)

/s/ Mary Ann Krey        Director                    April 6, 1995
- -----------------------
   (Mary Ann Krey)

/s/ Lee Liberman         Director                    April 6, 1995
- -----------------------
   (Lee Liberman)

/s/ Nicholas L. Reding   Director                    April 6, 1995
- -----------------------
   (Nicholas L. Reding)

/s/ Martin Sneider       Director                    April 6, 1995
- -----------------------
   (Martin Sneider)

/s/ Robert L. Virgil     Director                    April 6, 1995
- -----------------------
   (Robert L. Virgil)

/s/ Russell Isaak        President                   April 6, 1995
- -----------------------
   (Russell Isaak)

/s/ Patrick J. Morris    Senior Executive            April 6, 1995
- -----------------------   Vice President
   (Patrick J. Morris)

/s/ David E. April       Senior Executive            April 6, 1995
- -----------------------   Vice President
   (David E. April)

/s/ Barry C. Arthur      Vice President and          April 6, 1995
- -----------------------   Treasurer (Principal
   (Barry C. Arthur)      Financial and
                          Accounting Officer)

                  INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
CPI Corp.:


     Under date of April 6, 1995, we reported on the consolidated balance sheets of CPI Corp. and subsidiaries as of February 4, 1995 and February 5, 1994, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the fiscal years in the three-year period ended February 4, 1995, as contained in the 1994 annual report to stockholders.
These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K of CPI Corp. for the 1994 fiscal year. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ KPMG Peat Marwick LLP
- -------------------------
    KPMG PEAT MARWICK LLP



St. Louis, Missouri
April 6, 1995

                                                      SCHEDULE II

              VALUATION AND QUALIFYING ACCOUNTS


CPI CORP. CONSOLIDATED ALLOWANCE FOR UNCOLLECTIBLE RECEIVABLES
    FISCAL YEARS ENDED FEBRUARY 4, 1995, FEBRUARY 5, 1994
                   AND FEBRUARY 6, 1993


                          FEBRUARY 4,   FEBRUARY 5,   FEBRUARY 6,
                            1995           1994          1993
                          ------------  ------------  ------------
Balance at beginning
of year                   $    918,346  $  1,042,101  $  1,070,092
                          ============  ============  ============
Balance at end
of year                   $  1,277,094  $    918,346  $  1,042,101
                          ============  ============  ============



     The majority of receivable amounts are due from Sears for amounts collected or to be collected by it, for which Sears assumes all credit risks.

     The receivable balances for which an allowance for uncollectible receivables is established relate primarily to sales recorded through use of Company commercial charge accounts for photofinishing and other products and services.

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