Form 10-Q
period 1995-04-29
CPI CORP
filed 1995-06-09
CIK 25354

SECURITIES AND EXCHANGE COMMISSION
                     Washington D.C.   20549

                           FORM 10-Q


        QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934


              For the Quarter Ended April 29, 1995
                 Commission File Number 1-10204


                           CPI CORP.
 ------------------------------------------------------------
    (Exact Name of Registrant as Specified In Its Charter)


            Delaware                                43-1256674
- ----------------------------                  -------------------
(State of Other Jurisdiction                  (I.R.S. Employer
of Incorporation or Organization)             Identification No.)


1706 Washington Avenue, St. Louis, Missouri        63103-1790
- --------------------------------------------      ------------
(Address of Principal Executive Offices)          (Zip Code)


Registrant's telephone number, including area code:  (314) 231-1575
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

                                Yes ______X______  No ____________


     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock $.40 par value              13,862,980 shares
- ---------------------------         ----------------------------
          Class                     Outstanding at June 8, 1995

                             CPI CORP.

                              INDEX


Part I.  Financial Information:

   Item 1.  Financial Statements:

            Interim Condensed Consolidated Balance
              Sheets - April 29, 1995, April 30, 1994
              and February 4, 1995

            Interim Condensed Consolidated Statements
              of Earnings - For the 12 Weeks Ended
              April 29, 1995 and April 30, 1994

            Interim Condensed Consolidated Statements
              of Changes in Stockholders' Equity - For the 52 Weeks Ended February 4, 1995 and for the 12 Weeks Ended April 29, 1995

            Interim Condensed Consolidated Statements
              of Cash Flows - For the 12 Weeks Ended
              April 29, 1995 and April 30, 1994

            Notes to Interim Condensed Consolidated
              Financial Statements

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations

   Item 6.(a)  Exhibits

            Exhibit 11 - Computation of Earnings
              per Common Share

            Exhibit 27 - Financial Data Schedule


Part II.  Other Information:

   Item 5 - Other Information

   Item 6.(b) - Reports on Form 8-K

Signature

                  PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS - ASSETS
                      (UNAUDITED)


                              April 29,    April 30,   February 4,
                                1995         1994         1995
                            ------------ ------------ ------------
Current assets:
  Cash                      $  3,183,890 $  4,168,402 $  4,023,435
  Short-term investments       6,821,788   32,727,215   10,326,347
  Receivables                 24,159,359   23,639,312   23,119,562
  Inventories                 30,812,429   27,885,856   33,943,140
  Deferred costs applicable
    to unsold portraits          145,334    2,920,186      172,645
  Deferred income taxes, net     696,668       ---         244,910
  Prepaid expenses and other
    current assets             9,514,052    7,304,316   10,152,414
                            ------------ ------------ ------------

      Total current assets    75,333,520   98,645,287   81,982,453
                            ------------ ------------ ------------

Net property and equipment   166,530,029  127,698,373  159,125,536

Other assets:
  Intangible assets           55,436,873   59,981,890   56,362,451
  Other long-term assets       2,947,278    2,954,138    3,010,636
                            ------------ ------------ ------------

      Total assets          $300,247,700 $289,279,688 $300,481,076
                            ============ ============ ============


See notes to interim condensed consolidated financial statements.



CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS -
   LIABILITIES (UNAUDITED)


                         April 29,      April 30,    February 4,
                           1995           1994          1995
                       ------------- ------------   ------------
Current liabilities:
 Short-term borrowings $ 19,425,000  $      ---     $  6,850,000
 Current maturities of
  long-term
  obligations                42,315        232,217       127,506
 Accounts payable        31,221,726     35,718,850    27,137,106
 Accrued expenses and
  other liabilities      19,126,119     18,966,949    25,884,038
 Income taxes             1,380,628      1,337,861     9,768,352
 Deferred income taxes,
  net                        ---         1,751,980        ---
                       ------------- -------------- -------------
Total current
  liabilities            71,195,788     58,007,857    69,767,002
                       ------------- -------------- -------------

Long-term obligations,
 less current
 maturities              59,761,994     59,744,930    59,742,426
Other liabilities         3,357,259      3,268,333     4,346,139
Deferred income taxes,
 net                      1,192,276        672,214       625,388
                       ------------- -------------- -------------

 Total liabilities      135,507,317    121,693,334   134,480,955
                       ------------- -------------- -------------





See notes to interim condensed consolidated financial statements.


CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS -
   STOCKHOLDERS' EQUITY (UNAUDITED)
                       Apr. 29, 1995 Apr. 30, 1994  Feb. 4, 1995
                       ------------- -------------  ------------
Stockholders' equity:
 Preferred stock, no
  par value.  1,000,000
  shares authorized;
  no shares outstanding     ---            ---           ---
 Preferred stock,
  Series A,no par value     ---            ---           ---
 Common stock, $.40 par
  value, 50,000,000
  shares authorized;
  17,165,448,
  17,002,365 and
  17,123,599 shares
  outstanding at April
  29, 1995, April 30,
  1994 and February 4,
  1995, respectively      6,866,179      6,800,946     6,849,440
Additional paid-in
 capital                 32,004,840     29,644,209    31,277,872
Retained earnings       203,831,186    195,014,559   206,439,841
Cumulative foreign
  currency translation
  adjustment             (1,821,800)    (1,850,707)   (2,279,278)

Treasury stock, at
 cost, 3,302,463,
 2,568,663 and
 3,302,463 shares at
 April 29, 1995,
 April 30, 1994
  and February 4,
 1995, respectively     (74,531,219)  (61,885,304)   (74,531,219)
Unamortized deferred
 compensation -
 restricted stock        (1,608,803)     (137,349)    (1,756,535)
                       ------------- -------------  -------------
 Total stockholders'
  equity                164,740,383   167,586,354    166,000,121
                       ------------- -------------  -------------
 Total liabilities and
  stockholder's equity $300,247,700  $289,279,688   $300,481,076
                       ============= =============  =============

See notes to interim condensed consolidated financial statements.


CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (UNAUDITED)

                                         12 Weeks Ended
                                   ----------------------------
                                     April 29,      April 30,
                                        1995         1994
                                   -------------  -------------
Net Sales                          $107,445,759   $100,103,675

Cost and expenses:
  Cost of sales (exclusive of
    depreciation expense shown
    below)                           30,160,625     30,903,147
  Selling, administrative and
    general expenses                 67,805,024     64,992,660
  Depreciation                        8,300,404      6,606,799
  Amortization                        1,370,641      1,314,720
                                   -------------  -------------
    Total cost and expense          107,636,694    103,817,326
                                   -------------  -------------

Loss from operations                   (190,935)    (3,713,651)

Net interest expense                    973,817        529,474

Other income                             95,367         96,215
                                   -------------  -------------

Loss before income taxes             (1,069,385)    (4,146,910)

Income tax benefit                      395,689      1,659,778
                                   -------------  -------------
Net loss                           $   (673,696)  $ (2,487,132)
                                   =============  =============


Net loss per share                 $      (0.05)  $      (0.17)
                                   =============  =============

Weighted average number of
  common and common equivalent
  shares outstanding                 13,897,180     14,581,352
                                   =============  =============

See notes to interim condensed consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
                        (UNAUDITED)

 52 Weeks Ended February 4, 1995 and 12 Weeks Ended April 29, 1995

                                                 Additional
                                     Common        Paid-In
                                     Stock         Capital
                                  ------------   -------------
Balance at February 5, 1994       $  6,791,548   $ 29,262,531

Issuance of common stock:
  Profit sharing plan and trust
    (19,887 shares)                      7,955        327,182
  Stock bonus plan (3,694 shares)        1,476         55,764
  Employee stock plans
    (121,150 shares)                    48,461      1,632,395
Foreign currency translation           ---            ---
Dividends ($0.56 per
  common share)                        ---            ---
Net earnings                           ---            ---
Purchase of treasury stock,
  at cost                              ---            ---
Amortization of deferred
  compensation-restricted stock        ---            ---
                                  ------------   -------------
Balance at February 4, 1995          6,849,440     31,277,872

Issuance of common stock:
  Profit sharing plan and trust
    (40,459 shares)                     16,183        707,021
  Stock bonus plan (1,390 shares)          556         19,947
Foreign currency translation           ---            ---
Dividends ($0.14 per common
  share)                               ---            ---
Net loss                               ---            ---
Purchase of treasury stock,
  at cost                              ---            ---
Amortization of deferred
  compensation-restricted stock        ---            ---
                                  -------------  -------------
Balance at April 29, 1995         $  6,866,179   $ 32,004,840
                                  =============  =============

See notes to interim condensed consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY - RETAINED EARNINGS AND CUMULATIVE FOREIGN
        CURRENCY TRANSACTION ADJUSTMENT (UNAUDITED)
52 Weeks Ended February 4, 1995 and 12 Weeks Ended April 29, 1995
                                                  Cumulative
                                                  Foreign
                                                  Currency
                                    Retained      Transaction
                                    Earnings      Adjustment
                                  ------------   -------------
Balance at February 5, 1994       $199,547,800   $ (1,381,524)

Issuance of common stock:
  Profit sharing plan and trust
    (19,887 shares)                    ---            ---
  Stock bonus plan (3,694 shares)      ---            ---
  Employee stock plans
    (121,150 shares)                   ---            ---
Foreign currency translation           ---           (897,754)
Dividends ($0.56 per
  common share)                     (7,930,037)       ---
Net earnings                        14,822,078        ---
Purchase of treasury stock,
  at cost                              ---            ---
Amortization of deferred
  compensation-restricted stock        ---            ---
                                  ------------   -------------
Balance at February 4, 1995        206,439,841     (2,279,278)

Issuance of common stock:
  Profit sharing plan and trust
    (40,459 shares)                    ---            ---
  Stock bonus plan (1,390 shares)      ---            ---
Foreign currency translation           ---            457,478
Dividends ($0.14 per common
  share)                            (1,934,959)       ---
Net loss                              (673,696)       ---
Purchase of treasury stock,
  at cost                              ---            ---
Amortization of deferred
  compensation-restricted stock        ---            ---
                                  -------------  -------------
Balance at April 29, 1995         $203,831,186   $ (1,821,800)
                                  =============  =============

See notes to interim condensed consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
   STOCKHOLDERS' EQUITY - TREASURY STOCK AT COST AND DEFERRED
   COMPENSATION-RESTRICTED STOCK (UNAUDITED)
 52 Weeks Ended February 4, 1995 and 12 Weeks Ended April 29, 1995

                                                   Deferred
                                     Treasury   Compensation-
                                       Stock,     Restricted
                                      At Cost       Stock
                                   ------------- -------------
Balance at February 5, 1994       $(58,556,032)  $   (155,850)

Issuance of common stock:
  Profit sharing plan and trust
    (19,887 shares)                    ---            ---
  Stock bonus plan (3,694 shares)      ---            ---
  Employee stock plans
    (121,150 shares)                   ---         (1,680,856)
Foreign currency translation           ---            ---
Dividends ($0.56 per
  common share)                        ---            ---
Net earnings                           ---            ---
Purchase of treasury stock,
  at cost                          (15,975,187)       ---
Amortization of deferred
  compensation-restricted stock        ---             80,171
                                  -------------   ------------
Balance at February 4, 1995        (74,531,219)    (1,756,535)

Issuance of common stock:
  Profit sharing plan and trust
    (40,459 shares)                    ---            ---
  Stock bonus plan (1,390 shares)      ---            ---
Foreign currency translation           ---            ---
Dividends ($0.14 per common
  share)                               ---            ---
Net loss                               ---            ---
Purchase of treasury stock,
  at cost                              ---            ---
Amortization of deferred
  compensation-restricted stock        ---            147,732
                                  -------------  -------------
Balance at April 29, 1995         $(74,531,219)  $ (1,608,803)
                                  =============  =============

See notes to interim condensed consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
   STOCKHOLDERS' EQUITY - TOTAL (UNAUDITED)
 52 Weeks Ended February 4, 1995 and 12 Weeks Ended April 29, 1995




                                                    Total
                                                 -------------
Balance at February 5, 1994                      $175,508,473

Issuance of common stock:
  Profit sharing plan and trust
    (19,887 shares)                                   335,137
  Stock bonus plan (3,694 shares)                      57,240
  Employee stock plans
    (121,150 shares)                                  ---
Foreign currency translation                         (897,754)
Dividends ($0.56 per
  common share)                                    (7,930,037)
Net earnings                                       14,822,078
Purchase of treasury stock,
  at cost                                         (15,975,187)
Amortization of deferred
  compensation-restricted stock                        80,171
                                                 -------------
Balance at February 4, 1995                       166,000,121

Issuance of common stock:
  Profit sharing plan and trust
    (40,459 shares)                                   723,204
  Stock bonus plan (1,390 shares)                      20,503
Foreign currency translation                          457,478
Dividends ($0.14 per common
  share)                                           (1,934,959)
Net loss                                             (673,696)
Purchase of treasury stock,
  at cost                                             ---
Amortization of deferred
  compensation-restricted stock                       147,732
                                                 -------------
Balance at April 29, 1995                        $164,740,383
                                                 =============

See notes to interim condensed consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)
                                          12 Weeks Ended
                                   ----------------------------
                                   Apr.29, 1995   Apr. 30, 1994
                                   -------------  -------------
Cash flows used in
  operating activities             $   (262,976)  $ (4,018,240)
Cash flows provided by (used in)
  financing activities:
  Proceeds from issuance of
    short-term debt                  12,575,000        ---
  Repayment of long-term debt           (85,191)      (146,131)
  Issuance of common stock to
    employee stock plans                743,707        391,076
  Cash dividends                     (1,934,959)    (2,046,109)
  Purchase of treasury stock            ---         (3,329,272)
                                   -------------  -------------
      Cash flows provided by
        (used in) financing
        activities                   11,298,557     (5,130,436)
                                   -------------  -------------
Cash flows provided by (used in)
  investing activities:
Purchases of short-term
  investments                        (5,121,587)    (3,991,619)
Proceeds from maturing of
  short-term investments              5,077,911     17,148,379
Additions to property and
  equipment                         (15,704,896)   (19,976,399)
Long-term investments                   ---             49,765
                                   -------------  -------------
  Cash flows used in investing
    activities                      (15,748,572)    (6,769,874)
                                   -------------  -------------
Effect of exchange rate changes
  on cash and equivalents               325,211       (384,985)
                                   -------------  -------------
Net decrease in cash and cash
  equivalents                        (4,387,780)   (16,303,535)
Cash and cash equivalents at
  beginning of year                   9,213,908     36,070,354
                                   -------------  -------------
Cash and cash equivalents at
  end of period                    $  4,826,128   $ 19,766,819
                                   =============  =============

See notes to interim condensed consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED)
                                          12 Weeks Ended
                                   ----------------------------
                                     April 29,      April 30,
                                       1995            1994
                                   -------------  -------------
Reconciliation of net loss
  to cash flows used in
  operating activities:

Net loss                           $   (673,696)  $ (2,487,132)

Adjustments for items not
  requiring cash:
  Depreciation and amortization       9,666,961      7,921,519
  Deferred income taxes                 115,130       (249,680)
  Deferred compensation                (988,880)    (1,579,818)
  Other                                 (78,055)      (649,681)

Decrease (increase) in current
  assets:
  Receivables and inventories         2,090,914     (1,937,541)
  Deferred costs applicable to
    unsold portraits                     27,311        (98,063)
  Prepaid expenses and other
    current assets                      638,362      1,701,077

Increase (decrease) in current
  liabilities:
  Accounts payable, accrued
    expenses and other
    liabilities                      (2,673,299)       790,440
  Income taxes                       (8,387,724)    (7,429,361)
                                   -------------  -------------
Cash flows used in
  operating activities             $   (262,976)  $ (4,018,240)
                                   =============  =============
Supplemental cash flow
  information:
  Interest paid                    $  2,100,010   $    900,776
                                   =============  =============
  Income taxes paid                $  7,976,522   $    575,553
                                   =============  =============

See notes to interim condensed consolidated financial statements.

                           CPI CORP.
 NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial position as of April 29, 1995, April 30, 1994 and February 4, 1995 and the results of its operations and changes in its cash flows for the 12 weeks ended April 29, 1995 and April 30, 1994. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's annual report on Form 10-K for its fiscal year ended February 4, 1995.


2. Short-term investments are comprised of money market instruments which aggregated $6.8 million, $32.7 million and $10.3 million as of April 29, 1995, April 30, 1994, and February 4, 1995, respectively, and are stated at cost which approximates market.

   Total interest income for the 12 weeks ended April 29, 1995 and April 30, 1994 was $135,000 and $371,000, respectively.


3. Inventories consist of the following components (amounts in thousands)

   CPI CORP. INVENTORIES AT APRIL 29, 1995, APRIL 30, 1994 AND
   FEBRUARY 4, 1995
                                April 29,   April 30,  February 4,
                                  1995       1994        1995
                                ---------   ---------  ----------
   Raw materials and supplies   $30,667     $27,275     $33,887
   Portraits-in-process             145         611          56
                                --------    --------    --------
                                $30,812     $27,886     $33,943
                                ========    ========    ========


4. On April 28, 1995, Consumer Programs Incorporated, a wholly-owned subsidiary of CPI Corp., entered into two separate $5.0 million credit agreements with two domestic banks. Both $5.0 million credit agreements will expire on July 31, 1995 and have interest charged at the lower of a quoted interest rate or the bank's prime lending rate.

   Total interest expense for the 12 weeks ended April 29, 1995 and April 30, 1994 was $1.1 million and $901,000, respectively.

   Total interest expense for the first fiscal quarter of 1995 was not impacted by the Company's $40 million interest rate swap agreement. In the first fiscal quarter of 1994, net interest expense was reduced by $83,000 in connection with the swap agreement. While the Company has credit risk associated with this financial instrument, no loss is anticipated due to nonperformance by the counterparties to these agreements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

To establish a framework for discussion, selected financial data summarizing the Company's operating results for the 12 weeks ended April 29, 1995 and April 30, 1994, respectively, are presented in the following table and are discussed in greater detail on subsequent pages.

                                         12 Weeks Ended
                           ---------------------------------------
                           (in thousands except per share amounts)

                               April 29,    April 30,     Amount
                                 1995         1994        Change
                              ----------   ----------   ----------
Net sales:
  Portrait Studios            $ 55,302    $ 49,768    $  5,534
  Photofinishing                37,739      37,790         (51)
  Wall Decor                    10,187       8,560       1,627
  Other Products and Services    4,218       3,986         232
                              ---------   ---------   ---------
                              $107,446    $100,104    $  7,342
                              =========   =========   =========
Operating earnings:
  Portrait Studios            $  6,249    $  3,547    $  2,702
  Photofinishing                (1,758)     (2,220)        462
  Wall Decor                      (600)       (347)       (253)
  Other Products and Services     (411)       (526)        115
                              ---------   ---------   ---------
                                 3,480         454       3,026
General corporate expenses       3,670       4,168         498
                              ---------   ---------   ---------
Loss from operations              (190)     (3,714)      3,524
Net interest expense               974         529        (445)
Other income                        95          96          (1)
                              ---------   ---------   ---------
Loss before income taxes        (1,069)     (4,147)      3,078

Income tax benefit                 395       1,660      (1,265)
                              ---------   ---------   ---------
Net loss                      $   (674)   $ (2,487)   $  1,813
                              =========   =========   =========

Net loss per common share     $  (0.05)   $  (0.17)   $   0.12
                              =========   =========   =========
Weighted average number of
  common and common equivalent
  shares outstanding            13,897      14,581        (684)
                              =========   =========   =========

Results of Operations
- ---------------------
Revenues: Sales increased 7.3% to $107.4 million in the first fiscal quarter of 1995 from $100.1 million in the first fiscal quarter of 1994, due primarily to increased sales in the Portrait Studio segment. In addition, the Wall Decor and Other Products and Services segments had increases in sales in the first fiscal quarter of 1995 over the comparable period of the prior fiscal year. First fiscal quarter Photofinishing segment sales remained essentially level when compared to the prior year's first fiscal quarter.

Portrait Studio sales were $55.3 million in the first fiscal quarter of 1995, increasing 11.1% from $49.8 million recorded in the comparable period last year. The Company believes the installation of the new digital imaging technology, completed in September of 1994, has contributed significantly to higher customer sales as customers continue to respond favorably to this new technology. In addition, customers are responding favorably to the Custom Portraits by Sears program, introduced by the Company in the latter part of fiscal year 1994. Under the new program, the customer can select any combination of poses, sizes and backgrounds, and only the portraits ordered by the customer are produced and delivered. This customization has increased the customer's satisfaction and allowed the Company to decrease costs.

In the Photofinishing segment, which has a seasonally slow first fiscal quarter, sales levels were relatively unchanged at $37.7 million for the first fiscal quarter of 1995 compared to $37.8 million in the corresponding period last year, with an increase in sales per roll attributed to a modified advertising program offsetting a decrease in the number of store locations.

Sales of the Wall Decor segment were $10.2 million in the first fiscal quarter of 1995, increasing 19.0% from $8.6 million recorded in the comparable period last year, due largely to the opening of 18 new locations during the latter half of fiscal 1994 and 11 new locations in the first fiscal quarter of 1995.

Other Products and Services, which includes the electronic publishing business, also experienced sales improvement, increasing to $4.2 million in first fiscal quarter 1995 from $4.0 million in first fiscal quarter 1994, a 5.8% increase. Sales per week per store for electronic publishing locations rose 18.3% in the first fiscal quarter of 1995 from the comparable quarter of 1994, reflecting the improving performance of the newer markets and the closure of six marginal locations late in 1994 and early in 1995.

Operating Income:   Losses from operations declined to $190,000 in
the first fiscal quarter of 1995 from $3.7 million recorded in the first fiscal quarter of 1994 due primarily to improved operating earnings in the Portrait Studio operations.

Portrait Studio operating earnings increased 76.1% to $6.2 million in the first fiscal quarter of 1995 from $3.5 million in the first fiscal quarter of 1994 as higher sales, lower advertising expenses and lower manufacturing costs, resulting from a substantial reduction in the number of speculative units produced, were offset by increased depreciation and studio employment costs. Additional depreciation for the new freeze-frame digital imaging system in the first fiscal quarter of 1995 amounted to $1.3 million in excess of the comparable period last year.

Photofinishing operating losses for first fiscal quarter were reduced to $1.8 million from $2.2 million due primarily to improved results in certain test markets and improved gross margin.

The seasonally slow first fiscal quarter for the Wall Decor segment was reflected in operating losses of $600,000, an increase in operating losses from the $347,000 recorded in the first fiscal quarter of 1994, due primarily to the seasonal losses from the addition of 28 locations opened during the latter part of 1994 and the first fiscal quarter of 1995.

Other Products and Services operating losses were improved due to the closure of several unprofitable stores during the latter part of 1994 and during the first fiscal quarter of 1995, in addition to improved sales per store.

Net Earnings: Net losses decreased to $674,000 in the first fiscal quarter of 1995 from $2.5 million recorded in the same period in 1994 as a result of higher income from operations and a decrease in corporate expense due primarily to a reduction in the Company's health care costs, offset slightly by higher interest expenses due to increased short-term borrowings. Interest expense for the first fiscal quarter of 1995 was not impacted by any additional charges for the Company's $40 million interest rate swap agreement as the Company had recorded the swap agreement at its market value in fiscal year 1994 and no appreciable changes in the interest rate environment have occurred from the end of the fiscal year 1994 to the end of the first fiscal quarter of 1995. In the first fiscal quarter of 1994, net interest expense was reduced by $83,000 in connection with the swap agreement.

Net loss per share was $.05 per share in the first fiscal quarter of 1995 compared to $.17 per share in the first fiscal quarter of 1994 with weighted average number of common and common equivalent shares outstanding being 13,897,180 and 14,581,352 for first fiscal quarters of 1995 and 1994, respectively. The reduction in weighted average number of common and common equivalent shares outstanding was a result of shares purchased in fiscal 1994 under the Company's stock repurchase program.

Capital Resources and Liquidity
- -------------------------------

The Company has a $50.0 million revolving credit agreement with a domestic bank. In addition, on April 28, 1995, Consumer Programs Incorporated, a wholly-owned subsidiary of CPI Corp., entered into two separate $5.0 million credit agreements with two domestic banks. Both $5.0 million credit agreements will expire on July 31, 1995 and have interest charged at the lower of a quoted interest rate or the bank's prime lending rate. The Company is currently negotiating to consolidate all three credit agreements into a single $60.0 million revolving credit agreement.

Cash, cash equivalents and short-term investments were $10.0 million, $36.9 million and $14.3 million on April 29, 1995, April
30, 1994 and February 4, 1995, respectively. Short-term borrowings amounted to $19.4 million and $6.9 million on April 29, 1995 and February 4, 1995, respectively. There were no short-term borrowings on April 30, 1994.

The decline in cash, cash equivalents, short-term investments and available short-term borrowings from fiscal year-end was due to the seasonal cash needs of the business and capital expenditures amounting to $15.7 million in the first fiscal quarter of 1995. These capital expenditures included the continuing installation of the new digital imaging technology in the Canadian Portrait Studio operations and the previously announced studio renovation program.






ITEM 6(a)  INDEX TO EXHIBITS

    Exhibit 11 - Computation of Earnings per Comman Share

    Exhibit 27 - Financial Data Schedule

                 PART II.  OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

On August 31, 1993, the Company entered into an agreement (the "Note Agreement") for the private placement with two insurance companies of $60.0 million of the Company's senior notes. At the same time, the Company entered into a $25.0 million revolving credit agreement with a bank (the "Revolving Credit Agreement"), which was subsequently amended to $50.0 on November 9, 1994.

The agreements are also secured by the pledge of all of the issued and outstanding capital stock of all of the Company's direct, wholly owned subsidiaries pursuant to a Pledge Agreement. The lenders, under the pledged Note Agreement and the Revolving Credit Agreement, must release their lien on the pledged shares if the Company satisfies a specified consolidated fixed charge coverage ratio for its fiscal year ending February 3, 1995.

On April 25, 1995, the Company certified to the lenders that the specified consolidated fixed charge coverage ratio for fiscal year ending February 3, 1995 had been met. Pursuant to the direction of the lenders, on June 5, 1995, the lien on the pledged shares of the Company's direct, wholly owned subsidiaries was released.



ITEM 6(b)  REPORTS ON FORM 8-K

     - On March 3, 1995, CPI Corp. reported the issuance of a press release on March 2, 1995 announcing preliminary fourth quarter and full year results for fiscal year 1994 were better than recent estimates.

     - On April 11, 1995, CPI Corp. reported the issuance of press releases on April 3, 1995 and April 6, 1995. The first release announced Sears, Roebuck and Co. had bestowed double honors upon CPI Corp. by awarding CPI Corp. the "Chairman's Award" for the first time and the "Partners in Progress" award for the tenth time in twelve years. The second release announced final fourth quarter and fiscal year 1994 results.

                          SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





CPI Corp.




Date:  June 9, 1995            By:   /s/     Barry Arthur
                                     ---------------------------
                                     Barry Arthur
                                     Authorized Officer and
                                     Principal Financial Officer