Form 10-Q
period 1995-07-22
CPI CORP
filed 1995-09-01
CIK 25354

SECURITIES AND EXCHANGE COMMISSION
                     Washington D.C.   20549

                           FORM 10-Q


        QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934


              For the Quarter Ended July 22, 1995
                 Commission File Number 1-10204


                           CPI CORP.
 ------------------------------------------------------------
    (Exact Name of Registrant as Specified In Its Charter)


            Delaware                                43-1256674
----------------------------                  -------------------
(State of Other Jurisdiction                  (I.R.S. Employer
of Incorporation or Organization)             Identification No.)


1706 Washington Avenue, St. Louis, Missouri        63103-1790
--------------------------------------------      ------------
(Address of Principal Executive Offices)          (Zip Code)


Registrant's telephone number, including area code:  (314) 231-1575
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

                                Yes ______X______  No ____________


     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock $.40 par value                 13,862,980 shares
---------------------------         -------------------------------
          Class                     Outstanding at August 31, 1995

                             CPI CORP.

                              INDEX


Part I.  Financial Information:

   Item 1.  Financial Statements:

            Interim Condensed Consolidated Balance
              Sheets - July 22, 1995, July 23, 1994
              and February 4, 1995

            Interim Condensed Consolidated Statements
              of Earnings - For the 12 and 24 Weeks
              Ended July 22, 1995 and July 23, 1994

            Interim Condensed Consolidated Statements
              of Changes in Stockholders' Equity - For the 52 Weeks Ended February 4, 1995 and for the 24 Weeks Ended July 22, 1995

            Interim Condensed Consolidated Statements
              of Cash Flows - For the 24 Weeks Ended
              July 22, 1995 and July 23, 1994

            Notes to Interim Condensed Consolidated
              Financial Statements

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations

   Item 6.(a)  Exhibits

            Exhibit 11 - Computation of Earnings
              per Common Share

            Exhibit 27 - Financial Data Schedule


Part II.  Other Information:

   Item 4   Submission of Matters to a Vote of Security Holders

   Item 6.(a)  Exhibits

            Exhibit 10 - Material Contracts

   Item 6.(b)  Reports on Form 8-K

Signature

                  PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS - ASSETS
                      (UNAUDITED)


                              July 22,     July 23,    February 4,
                                1995         1994         1995
                            ------------ ------------ ------------
Current assets:
  Cash                      $  2,424,485 $  4,435,484 $  4,023,435
  Short-term investments       7,335,343   17,198,827   10,326,347
  Receivables                 20,230,752   18,774,959   23,119,562
  Inventories                 31,306,713   28,579,782   33,943,140
  Deferred costs applicable
    to unsold portraits           ---       4,125,891      172,645
  Deferred income taxes, net     685,293       ---         244,910
  Prepaid expenses and other
    current assets            10,384,053    7,683,074   10,152,414
                            ------------ ------------ ------------

      Total current assets    72,366,639   80,798,017   81,982,453
                            ------------ ------------ ------------

Net property and equipment   170,103,202  139,861,924  159,125,536

Other assets:
  Intangible assets           54,515,691   58,576,756   56,362,451
  Other long-term assets       3,471,844    3,184,410    3,010,636
                            ------------ ------------ ------------

      Total assets          $300,457,376 $282,421,107 $300,481,076
                            ============ ============ ============


See notes to interim condensed consolidated financial statements.



CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS -
   LIABILITIES (UNAUDITED)


                         July 22,       July 23,     February 4,
                           1995           1994          1995
                       ------------- ------------   ------------
Current liabilities:
 Short-term borrowings $ 19,300,000  $      ---     $  6,850,000
 Current maturities of
  long-term
  obligations                18,193        194,203       127,506
 Accounts payable        30,525,741     37,066,977    27,137,106
 Accrued expenses and
  other liabilities      18,966,684     19,042,386    25,884,038
 Income taxes             1,765,351      1,585,486     9,768,352
 Deferred income taxes,
  net                        ---         1,967,851        ---
                       ------------- -------------- -------------
Total current
  liabilities            70,575,969     59,856,903    69,767,002
                       ------------- -------------- -------------

Long-term obligations,
 less current
 maturities              59,777,818     59,727,718    59,742,426
Other liabilities         3,524,842      3,310,058     4,346,139
Deferred income taxes,
 net                      1,423,045        150,983       625,388
                       ------------- -------------- -------------

 Total liabilities      135,301,674    123,045,662   134,480,955
                       -------------  ------------- -------------





See notes to interim condensed consolidated financial statements.


CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS -
   STOCKHOLDERS' EQUITY (UNAUDITED)
                       July 22, 1995 July 23, 1994  Feb. 4, 1995
                       ------------- -------------  ------------
Stockholders' equity:
 Preferred stock, no
  par value. 1,000,000
  shares authorized;
  no shares outstanding     ---            ---           ---
 Preferred stock,
  Series A,no par value     ---            ---           ---
 Common stock, $.40 par
  value, 50,000,000
  shares authorized;
  17,165,487,
  17,002,365 and
  17,123,599 shares
  outstanding at July
  22, 1995, July 23,
  1994 and February 4,
  1995, respectively      6,866,195      6,800,946     6,849,440
Additional paid-in
 capital                 32,005,400     29,644,209    31,277,872
Retained earnings       204,141,840    194,625,170   206,439,841
Cumulative foreign
  currency translation
  adjustment             (1,864,805)    (1,855,595)   (2,279,278)

Treasury stock, at
 cost, 3,302,507,
 3,040,263 and
 3,302,463 shares at
 July 22, 1995,
 July 23, 1994
  and February 4,
 1995, respectively     (74,531,857)  (69,720,437)   (74,531,219)
Unamortized deferred
 compensation -
 restricted stock        (1,461,071)     (118,848)    (1,756,535)
                       ------------- -------------  -------------
 Total stockholders'
  equity                165,155,702   159,375,445    166,000,121
                       ------------- -------------  -------------
 Total liabilities and
  stockholder's equity $300,457,376  $282,421,107   $300,481,076
                       ============= =============  =============

See notes to interim condensed consolidated financial statements.


CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (UNAUDITED)

                                         12 Weeks Ended
                                   ----------------------------
                                      July 22,      July 23,
                                        1995          1994
                                   -------------  -------------
Net Sales                          $110,786,794   $104,651,813

Cost and expenses:
  Cost of sales (exclusive of
    depreciation expense shown
    below)                           30,789,196     32,900,575
  Selling, administrative and
    general expenses                 65,630,105     60,037,082
  Depreciation                        8,445,209      7,078,576
  Amortization                        1,433,689      1,236,335
                                   -------------  -------------
    Total cost and expense          106,298,199    101,252,568
                                   -------------  -------------

Income (loss) from operations         4,488,595      3,399,245

Net interest expense                    992,674        786,585

Other income                             77,923        107,983
                                   -------------  -------------

Earnings (loss) before
  income taxes                        3,573,844      2,720,643

Income tax expense (benefit)          1,322,377      1,089,300
                                   -------------  -------------
Net earnings (loss)                $  2,251,467   $  1,631,343
                                   =============  =============


Net earnings (loss) per share      $       0.16   $       0.11
                                   =============  =============

Weighted average number of
  common and common equivalent
  shares outstanding                 13,930,322     14,342,019
                                   =============  =============

See notes to interim condensed consolidated financial statements.


CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (UNAUDITED)

                                         24 Weeks Ended
                                   ----------------------------
                                      July 22,      July 23,
                                        1995          1994
                                   -------------  -------------
Net Sales                          $218,232,553   $204,755,488

Cost and expenses:
  Cost of sales (exclusive of
    depreciation expense shown
    below)                           60,949,821     63,803,722
  Selling, administrative and
    general expenses                133,435,129    125,029,742
  Depreciation                       16,745,613     13,685,375
  Amortization                        2,804,330      2,551,055
                                   -------------  -------------
    Total cost and expense          213,934,893    205,069,894
                                   -------------  -------------

Income (loss) from operations         4,297,660       (314,406)

Net interest expense                  1,966,491      1,316,059

Other income                            173,289        204,198
                                   -------------  -------------

Earnings (loss) before
  income taxes                        2,504,458     (1,426,267)

Income tax expense (benefit)            926,688       (570,478)
                                   -------------  -------------
Net earnings (loss)                $  1,577,770   $   (855,789)
                                   =============  =============


Net earnings (loss) per share      $       0.11   $      (0.06)
                                   =============  =============

Weighted average number of
  common and common equivalent
  shares outstanding                 13,913,751     14,461,486
                                   =============  =============

See notes to interim condensed consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
                        (UNAUDITED)

 52 Weeks Ended February 4, 1995 and 24 Weeks Ended July 22, 1995

                                                 Additional
                                     Common        Paid-In
                                     Stock         Capital
                                  ------------   -------------
Balance at February 5, 1994       $  6,791,548   $ 29,262,531

Issuance of common stock:
  Profit sharing plan and trust
    (19,887 shares)                      7,955        327,182
  Stock bonus plan (3,694 shares)        1,476         55,764
  Employee stock plans
    (121,150 shares)                    48,461      1,632,395
Foreign currency translation           ---            ---
Dividends ($0.56 per
  common share)                        ---            ---
Net earnings                           ---            ---
Purchase of treasury stock,
  at cost                              ---            ---
Amortization of deferred
  compensation-restricted stock        ---            ---
                                  ------------   -------------
Balance at February 4, 1995          6,849,440     31,277,872

Issuance of common stock:
  Profit sharing plan and trust
    (40,459 shares)                     16,183        707,021
  Stock bonus plan (1,429 shares)          572         20,507
Foreign currency translation           ---            ---
Dividends ($0.28 per common
  share)                               ---            ---
Net earnings                           ---            ---
Purchase of treasury stock,
  at cost                              ---            ---
Amortization of deferred
  compensation-restricted stock        ---            ---
                                  -------------  -------------
Balance at July 22, 1995          $  6,866,195   $ 32,005,400
                                  =============  =============

See notes to interim condensed consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY - RETAINED EARNINGS AND CUMULATIVE FOREIGN
        CURRENCY TRANSACTION ADJUSTMENT (UNAUDITED)
52 Weeks Ended February 4, 1995 and 24 Weeks Ended July 22, 1995
                                                  Cumulative
                                                  Foreign
                                                  Currency
                                    Retained      Transaction
                                    Earnings      Adjustment
                                  ------------   -------------
Balance at February 5, 1994       $199,547,800   $ (1,381,524)

Issuance of common stock:
  Profit sharing plan and trust
    (19,887 shares)                    ---            ---
  Stock bonus plan (3,694 shares)      ---            ---
  Employee stock plans
    (121,150 shares)                   ---            ---
Foreign currency translation           ---           (897,754)
Dividends ($0.56 per
  common share)                     (7,930,037)       ---
Net earnings                        14,822,078        ---
Purchase of treasury stock,
  at cost                              ---            ---
Amortization of deferred
  compensation-restricted stock        ---            ---
                                  ------------   -------------
Balance at February 4, 1995        206,439,841     (2,279,278)

Issuance of common stock:
  Profit sharing plan and trust
    (40,459 shares)                    ---            ---
  Stock bonus plan (1,429 shares)      ---            ---
Foreign currency translation           ---            414,473
Dividends ($0.28 per common
  share)                            (3,875,771)       ---
Net earnings                         1,577,770        ---
Purchase of treasury stock,
  at cost                              ---            ---
Amortization of deferred
  compensation-restricted stock        ---            ---
                                  -------------  -------------
Balance at July 22, 1995          $204,141,840   $ (1,864,805)
                                  =============  =============

See notes to interim condensed consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
   STOCKHOLDERS' EQUITY - TREASURY STOCK AT COST AND DEFERRED
   COMPENSATION-RESTRICTED STOCK (UNAUDITED)
 52 Weeks Ended February 4, 1995 and 24 Weeks Ended July 22, 1995

                                                   Deferred
                                     Treasury   Compensation-
                                       Stock,     Restricted
                                      At Cost       Stock
                                   ------------- -------------
Balance at February 5, 1994       $(58,556,032)  $   (155,850)

Issuance of common stock:
  Profit sharing plan and trust
    (19,887 shares)                    ---            ---
  Stock bonus plan (3,694 shares)      ---            ---
  Employee stock plans
    (121,150 shares)                   ---         (1,680,856)
Foreign currency translation           ---            ---
Dividends ($0.56 per
  common share)                        ---            ---
Net earnings                           ---            ---
Purchase of treasury stock,
  at cost                          (15,975,187)       ---
Amortization of deferred
  compensation-restricted stock        ---             80,171
                                  -------------   ------------
Balance at February 4, 1995        (74,531,219)    (1,756,535)

Issuance of common stock:
  Profit sharing plan and trust
    (40,459 shares)                    ---            ---
  Stock bonus plan (1,429 shares)      ---            ---
Foreign currency translation           ---            ---
Dividends ($0.28 per common
  share)                               ---            ---
Net earnings                           ---            ---
Purchase of treasury stock,
  at cost                                 (638)       ---
Amortization of deferred
  compensation-restricted stock        ---            295,464
                                  -------------  -------------
Balance at July 22, 1995          $(74,531,857)  $ (1,461,071)
                                  =============  =============

See notes to interim condensed consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
   STOCKHOLDERS' EQUITY - TOTAL (UNAUDITED)
 52 Weeks Ended February 4, 1995 and 24 Weeks Ended July 22, 1995




                                                    Total
                                                 -------------
Balance at February 5, 1994                      $175,508,473

Issuance of common stock:
  Profit sharing plan and trust
    (19,887 shares)                                   335,137
  Stock bonus plan (3,694 shares)                      57,240
  Employee stock plans
    (121,150 shares)                                  ---
Foreign currency translation                         (897,754)
Dividends ($0.56 per
  common share)                                    (7,930,037)
Net earnings                                       14,822,078
Purchase of treasury stock,
  at cost                                         (15,975,187)
Amortization of deferred
  compensation-restricted stock                        80,171
                                                 -------------
Balance at February 4, 1995                       166,000,121

Issuance of common stock:
  Profit sharing plan and trust
    (40,459 shares)                                   723,204
  Stock bonus plan (1,429 shares)                      21,079
Foreign currency translation                          414,473
Dividends ($0.28 per common
  share)                                           (3,875,771)
Net earnings                                        1,577,770
Purchase of treasury stock,
  at cost                                                (638)
Amortization of deferred
  compensation-restricted stock                       295,464
                                                 -------------
Balance at July 22, 1995                         $165,155,702
                                                 =============

See notes to interim condensed consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)
                                          24 Weeks Ended
                                   ----------------------------
                                   July 22, 1995  July 23, 1994
                                   -------------  -------------
Cash flows provided by
  operating activities             $ 13,635,676   $  9,335,308
Cash flows provided by (used in)
  financing activities:
  Proceeds from issuance of
    short-term debt                  12,450,000        ---
  Repayment of long-term debt          (113,057)      (214,312)
  Issuance of common stock to
    employee stock plans                744,283        391,076
  Cash dividends                     (3,875,771)    (4,066,842)
  Purchase of treasury stock               (638)   (11,164,405)
                                   -------------  -------------
      Cash flows provided by
        (used in) financing
        activities                    9,204,817    (15,054,483)
                                   -------------  -------------
Cash flows provided by (used in)
  investing activities:
Purchases of short-term
  investments                        (5,105,615)    (3,991,619)
Proceeds from maturing of
  short-term investments              4,982,921     28,088,702
Additions to property and
  equipment                         (27,723,279)   (39,010,344)
Acquisitions:
  Property and equipment                ---           (208,182)
  Intangible assets                     ---            551,465
                                   -------------  -------------
  Cash flows used in investing
    activities                      (27,845,973)   (14,569,978)
                                   -------------  -------------
Effect of exchange rate changes
  on cash and equivalents               292,831       (335,365)
                                   -------------  -------------
Net decrease in cash and cash
  equivalents                        (4,712,649)   (20,624,518)
Cash and cash equivalents at
  beginning of year                   9,213,908     36,070,354
                                   -------------  -------------
Cash and cash equivalents at
  end of period                    $  4,501,259   $ 15,445,836
                                   =============  =============

See notes to interim condensed consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED)
                                          24 Weeks Ended
                                   ----------------------------
                                     July 22,        July 23,
                                       1995            1994
                                   -------------  -------------
Reconciliation of net earnings
  to cash flows provided by
  (used in) operating activities:

Net earnings (loss)                $  1,577,770   $   (855,789)

Adjustments for items not
  requiring cash:
  Depreciation and amortization      19,549,943     16,236,430
  Deferred income taxes                 357,274       (555,040)
  Deferred compensation                (821,297)    (1,538,093)
  Other                                (962,537)    (1,235,907)

Decrease (increase) in current
  assets:
  Receivables and inventories         5,525,237      2,232,888
  Deferred costs applicable to
    unsold portraits                    172,645     (1,303,768)
  Prepaid expenses and other
    current assets                     (231,639)     1,322,319

Increase (decrease) in current
  liabilities:
  Accounts payable, accrued
    expenses and other
    liabilities                      (3,528,719)     2,214,004
  Income taxes                       (8,003,001)    (7,181,736)
                                   -------------  -------------
Cash flows provided by
  operating activities             $ 13,635,676   $  9,335,308
                                   =============  =============
Supplemental cash flow
  information:
  Interest paid                    $  2,524,876   $  1,933,529
                                   =============  =============
  Income taxes paid                $  8,660,927   $  6,153,271
                                   =============  =============

See notes to interim condensed consolidated financial statements.

                           CPI CORP.
 NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial position as of July 22, 1995, July 23, 1994 and February 4, 1995 and the results of its operations and changes in its cash flows for the 12 and 24 weeks ended July 22, 1995 and July 23, 1994. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's annual report on Form 10-K for its fiscal year ended February 4, 1995.


2. Short-term investments are comprised of money market instruments which aggregated $7.3 million, $17.2 million and $10.3 million as of July 22, 1995, July 23, 1994, and February 4, 1995, respectively, and are stated at cost which approximates market.

   Total interest income for the 12 and 24 weeks ended July 22, 1995 and July 23, 1994 was $214,000 versus $246,000, and
   $349,000 versus $617,000, respectively.


3. Inventories consist of the following components (amounts in thousands)

   CPI CORP. INVENTORIES AT July 22, 1995, July 23, 1994 AND
 FEBRUARY 4, 1995
                                July 22,   July 23,   February 4,
                                  1995       1994        1995
                                ---------   ---------  ----------
   Raw materials and supplies   $31,307     $28,025     $33,887
   Portraits-in-process           ---           554          56
                                --------    --------    --------
                                $31,307     $28,579     $33,943
                                ========    ========    ========


4. On April 28, 1995, Consumer Programs Incorporated, a wholly-owned subsidiary of CPI Corp., entered into two separate $5.0 million credit agreements with two domestic banks. Both $5.0 million credit agreements expired on July 31, 1995 and had interest charged at the lower of a quoted interest rate or the bank's prime lending rate.

   On July 13, 1995, the Company terminated its existing $50.0 million revolving credit agreement and the two separate $5.0 million credit agreements of its wholly-owned subsidiary, Consumer Programs Incorporated, and entered into a new, $60.0 million revolving credit agreement ("the agreement") with three domestic banks. The new agreement, which will expire on August 31, 1997, has interest charged at the lower of a quoted interest rate or the banks' prime lending rate. A commitment fee of 0.1875% per annum is payable on the unused portion of the agreement. The Company is not required to maintain compensating balances in connection with the new agreement and has substantially the same financial covenants in the agreement as those set forth in the Company's $60.0 million Senior
   Notes held by two insurance companies. One additional covenant the Company has in the new agreement is the Company will pay down to $5.0 million the balance held under the agreement for 30 consecutive days at a specified point during the year.

   Total interest expense for the 12 weeks ended July 22, 1995 and July 23, 1994 was $1.2 million and $1.0 million respectively and for the 24 weeks ended July 22, 1995 and July
   23, 1994, was $2.3 million and $1.9 million, respectively.

   Total interest expense for the second fiscal quarter and first fiscal half of 1995 was reduced by $101,000 in connection with the Company's $40 million interest rate swap agreement as the Company had recorded the swap agreement at its market value as of February 4, 1994 and favorable changes in the interest rate environment have occurred since that date. In the second fiscal quarter and first fiscal half of 1994, interest expense was increased $129,000 and $112,000, respectively, by the swap agreements. While the Company has credit risk associated with this financial instrument, no loss is anticipated due to nonperformance by the counterparties to these agreements. This swap agreement is due to mature on August 28, 1995.

                 PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

To establish a framework for discussion, selected financial data summarizing the Company's operating results for the 12 and 24 weeks ended July 22, 1995 and July 23, 1994, respectively, representing the second fiscal quarter ("second quarter") and the first fiscal half ("first half"), are presented in the following table and are discussed in greater detail on subsequent pages.

                                         12 Weeks Ended
                           ---------------------------------------
                           (in thousands except per share amounts)
                                    July 22,        July 23,
                                      1995            1994
                                   ----------      ----------
Net sales:
  Portrait Studios                 $ 49,411        $ 45,797
  Photofinishing                     46,170          46,111
  Wall Decor                         11,301           8,958
  Other Products and Services         3,905           3,785
                                   ---------       ---------
                                   $110,787        $104,651
                                   =========       =========
Operating earnings:
  Portrait Studios                 $  5,165        $  4,663
  Photofinishing                      2,937           2,747
  Wall Decor                             54            (387)
  Other Products and Services          (473)           (771)
                                   ---------       ---------
                                      7,683           6,252
General corporate expenses            3,195           2,851
                                   ---------       ---------
Income from operations                4,488           3,401
Net interest expense                    992             788
Other income                             78             108
                                   ---------       ---------
Earnings before income taxes          3,574           2,721

Income tax expense                    1,322           1,089
                                   ---------       ---------
Net earnings                       $  2,252        $  1,632
                                   =========       =========

Earnings per common share          $   0.16        $   0.11
                                   =========       =========
Weighted average number of
  common and common equivalent
  shares outstanding                 13,930          14,342
                                   =========       =========

                                         24 Weeks Ended
                           ---------------------------------------
                           (in thousands except per share amounts)

                                    July 22,        July 23,
                                      1995            1994
                                   ----------      ----------
Net sales:
  Portrait Studios                 $104,713        $ 95,565
  Photofinishing                     83,908          83,900
  Wall Decor                         21,489          17,518
  Other Products and Services         8,123           7,772
                                   ---------       ---------
                                   $218,233        $204,755
                                   =========       =========
Operating earnings:
  Portrait Studios                 $ 11,414        $  8,210
  Photofinishing                      1,179             527
  Wall Decor                           (546)           (734)
  Other Products and Services          (885)         (1,297)
                                   ---------       ---------
                                     11,162           6,706
General corporate expenses            6,865           7,019
                                   ---------       ---------
Income (loss) from operations         4,297            (313)
Net interest expense                  1,966           1,317
Other income                            173             204
                                   ---------       ---------
Income (loss) before income taxes     2,504          (1,426)

Income tax expense (benefit)            927            (570)
                                   ---------       ---------
Net earnings (loss)                $  1,577        $   (856)
                                   =========       =========

Earnings (loss) per common share   $   0.11        $   (.06)
                                   =========       =========
Weighted average number of
  common and common equivalent
  shares outstanding                 13,914          14,462
                                   =========       =========

RESULTS OF OPERATIONS
---------------------
REVENUES: Sales increased 5.9% to $110.8 million in the second quarter of 1995 from $104.7 million in the second quarter of 1994. For the first half, sales increased 6.6% to $218.2 million from $204.8 million recorded in the same period last year. The sales increase for both the second quarter and first half is attributable to increased sales in the Portrait Studio, Wall Decor and Other Products and Services segments, while the Photofinishing segment sales remained consistent for both the second quarter and first half when compared to the prior year's results.

Portrait Studio segment sales increased 7.9% and 9.6% for the second quarter and first half over the comparable periods last year. The Company believes the installation of the new digital imaging technology, completed in the United States in September of 1994 and Canada in June of 1995, coupled with the introduction of the Custom Portraits by Sears program, introduced in the latter part of fiscal year 1994, have contributed to the higher sales levels in the United States.

In the Photofinishing segment, sales were relatively unchanged at $46.2 million for the second quarter of 1995 from the $46.1 million recorded in the corresponding period last year. Sales for the Photofinishing segment for the first half 1995 compared to the first half 1994 were unchanged at $83.9 million. The consistent sales levels were due to an increase in sales per roll, attributed to a modified advertising program, offset by a decrease in the number of store locations.

Sales in the Wall Decor segment were $11.3 million in the second quarter of 1995, increasing 26.1% from the $9.0 million in sales recorded in the comparable period last year. For the first half, sales increased 22.7% to $21.5 million in the first half of 1995 from $17.5 million recorded in the first half of 1994. The increase in both the second quarter and first half sales is due largely to the opening of 32 new locations since last year's first quarter.

Other Products and Services, which includes the electronic publishing business, also experienced a sales improvement, increasing 3.2% to $3.9 million in the second quarter of 1995 from $3.8 million in the second quarter of 1994. The segment's first half sales also showed an increase of 4.5% to $8.1 million in 1995 from $7.8 million in the comparable period last year. Average weekly sales per store for the electronic publishing locations has increased 23.5% and 20.9% for the second quarter and the first half, respectively, from the comparable periods of 1994, reflecting the improving performance of comparable existing stores and the closure of six marginal locations late in 1994 and early in 1995.

OPERATING INCOME: Income from operations increased 32.0% to $4.5 million in the second quarter of 1995 from $3.4 million in the comparable period last year. In the first half of 1995, income from operations increased to $4.3 million compared to a loss from operations of $314,000 for the first half of 1994.

Portrait Studio operating earnings increased 10.8% and 39.0% for the second quarter and first half, respectively, from the comparable periods last year. These results reflect strong United States operations, which had increased sales and decreased manufacturing costs resulting from a substantial reduction in the number of portraits produced. The increased operating earnings of the United States operations were partially offset by a deterioration in earnings in the Company's Canadian operations, which were influenced by the start-up and installation of the new digital imaging equipment. In addition, the increased earnings reflect the impact of increased depreciation and studio employment costs. Additional depreciation for the new freeze-frame digital imaging system in the second quarter and first half of 1995 exceeded the comparable periods last year by $1.1 million and $2.5 million, respectively.

Photofinishing operating earnings for the second quarter and first half ended July 22, 1995 were $2.9 million and $1.2 million, respectively, increasing $190,000 and $652,000 from the comparable prior year periods. The first half increase is due primarily to improved results in certain test markets. In addition, a reduction in roll volume in the first half was offset by higher average sales per roll and lower depreciation expense.

The Wall Decor segment showed an operating profit of $54,000 for the second quarter of 1995 compared to an operating loss of $387,000 for the second quarter of 1994. In addition, the first half reflected an operating loss of $546,000, a decrease from the $734,000 operating loss recorded in the first half of 1994. These results reflect the seasonal nature of the operations of the segment and are consistent with expected results.

Other Products and Services operating losses were also reduced for both the second quarter and the first half due to the closure of several unprofitable stores during the latter part of 1994 and first part of 1995, in addition to improved sales per store.

NET EARNING (LOSS): Net earnings (loss) amounted to $2.3 million and $1.6 million for the second quarter and first half, an increase of $620,000 and $2.4 million, respectively, from the $1.6 million and ($856,000), respectively, recorded in comparable periods last year, reflecting improved operating income in all segments offset slightly by increased borrowing costs due to increases in short-term borrowings. Interest expense for the second quarter and first half of 1995 was reduced by $101,000 in connection with the Company's $40 million interest rate swap agreement, as the Company had recorded the swap agreement at its market value in fiscal year 1994 and favorable changes in the interest rate environment have occurred since that date. In the second quarter and first half of 1994, interest expense increased $129,000 and $112,000, respectively, in connection with the swap agreement.

Earnings per share amounted to $0.16 in the second quarter of 1995 compared to $0.11 per share recorded in the prior year's second quarter. For the first half of 1995, earnings per share amounted to $0.11 per share compared to a $0.06 loss per share incurred in last year's first half. Weighted average number of common and common equivalent shares outstanding for second quarter and first half of 1995 and 1994 were 13,930,322 versus 14,342,019 and
13,913,751 versus 14,461,486, respectively. The reduction in weighted average number of common and common equivalent shares outstanding was a result of shares purchased in fiscal 1994 under the Company's stock repurchase program.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------
On July 13, 1995, the Company terminated its existing $50.0 million revolving credit agreement and the two separate $5.0 million credit agreements of its wholly-owned subsidiary, Consumer Programs Incorporated, and entered into a new, $60.0 million revolving credit agreement ("the agreement") with three domestic banks. The new agreement, which will expire on August 31, 1997, has interest charged at the lower of a quoted interest rate or the banks' prime lending rate. A commitment fee of 0.1875% per annum is payable on the unused portion of the agreement. The Company is not required to maintain compensating balances in connection with the new agreement and has substantially the same financial covenants in the agreement as those set forth in the Company's $60.0 million Senior Notes held by two insurance companies. One additional covenant the Company has in the new agreement is the Company will pay down to $5.0 million the balance held under the agreement for 30 consecutive days at a specified point during the year.

Cash, cash equivalents and short-term investments were $9.8 million, $21.6 million and $14.3 million on July 22, 1995, July 23, 1994 and February 4, 1995, respectively. Short-term borrowings amounted to $19.3 million and $6.9 million on July 22, 1995 and February 4, 1995 respectively. There were no short-term borrowings on July 23, 1994.

The decline in cash, cash equivalents, short-term investments and available short-term borrowings from fiscal year-end was due to capital expenditures amounting to $27.7 million in the first half of 1995. These capital expenditures included the installation of the new digital imaging technology in the Canadian Portrait Studio operations, the previously announced studio renovation program and the planned opening of 15 new Prints Plus locations.

The Company believes it has sufficient liquidity and capital resources to meet planned capital expenditures and normal working capital requirements.

                 PART I.  FINANCIAL INFORMATION



ITEM 6(a). EXHIBITS


     Exhibit 11 - Computation of Earnings per Common Share
                     for 12 and 24 weeks.

     Exhibit 27 - Financial Data Schedule

                 PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Annual Meeting of Shareholders was held in St. Louis, Missouri on Tuesday June 13, 1995. The following items were voted on and the results are listed below:

      a)  The following individuals were elected to the Company's
          Board of Directors:

RESULTS OF VOTES FOR DIRECTORS
                                              Against or
                              In Favor         Withheld
                             ----------       ----------
          Milford Bohm       12,280,886        317,665
          Alyn V. Essman     12,402,666        195,886
          Russell Isaak      12,402,997        195,554
          Mary Ann Krey      12,419,978        178,573
          Lee Liberman       12,295,775        302,776
          Nicholas Reding    12,418,578        179,973
          Martin Sneider     12,419,978        178,573
          Robert L. Virgil   12,419,698        178,853

      b)  The Board of Directors' appointment of KPMG Peat
          Marwick LLP to audit the Company's accounts for the 1995 fiscal year was approved by a vote of 12,546,461 shares in favor, 42,997 shares opposed and 9,093 shares abstained.

      c)  The Board of Directors' proposed Annual Incentive
          Program for Key Executives was approved by a vote of 11,624,653 shares in favor, 645,680 shares opposed and 219,294 shares abstained.

                 PART II.  OTHER INFORMATION
                         (continued)



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Item 6(a). Exhibits

       Exhibit 10 - Material Contracts:

          (10.1)  $60 Million Revolving Credit Agreement.

          (10.2)  $25 Million Revolving Credit Note with
                    Mercantile Bank of St. Louis National
                    Association.

          (10.3)  $20 Million Revolving Credit Note with
                    Harris Trust and Savings Bank.

          (10.4)  $15 Million Revolving Credit Note with
                    The Daiwa Bank, Limited.


      (b) There have been no reports on Form 8-K filed during the quarter for which this report on Form 10-Q is being filed.

                          SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





CPI Corp.




Date:  September 1, 1995       By:   /s/     Barry Arthur
                                     ---------------------------
                                     Barry Arthur
                                     Authorized Officer and
                                     Principal Financial Officer

                         EXHIBIT INDEX



PART I.


Item 6(a). Exhibits

       Exhibit 11 - Computation of Earnings
                    Per Share - 12 and 24 weeks


       Exhibit 27 - Financial Data Schedule



PART II.


Item 6(a). Exhibits

       Exhibit 10 - Material Contracts:

          (10.1)  $60 Million Revolving Credit Agreement.

          (10.2)  $25 Million Revolving Credit Note with
                    Mercantile Bank of St. Louis National
                    Association.

          (10.3)  $20 Million Revolving Credit Note with
                    Harris Trust and Savings Bank.

          (10.4)  $15 Million Revolving Credit Note with
                    The Daiwa Bank, Limited.