Form 10-Q
period 1995-11-11
CPI CORP
filed 1995-12-21
CIK 25354

SECURITIES AND EXCHANGE COMMISSION
                     Washington D.C.   20549

                           FORM 10-Q


        QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934


              For the Quarter Ended November 11, 1995
                 Commission File Number 1-10204


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

                                Yes ______X______  No ____________


     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock $.40 par value               13,866,854 shares
---------------------------       --------------------------------
          Class                    Outstanding at December 21, 1995

                             CPI CORP.

                              INDEX


Part I.  Financial Information:

   Item 1.  Financial Statements:

            Interim Condensed Consolidated Balance
              Sheets - November 11, 1995, November 12, 1994
              and February 4, 1995

            Interim Condensed Consolidated Statements
              of Earnings - For the 16 and 40 Weeks
              Ended November 11, 1995 and November 12, 1994

            Interim Condensed Consolidated Statements
              of Changes in Stockholders' Equity - For the 52 Weeks Ended February 4, 1995 and for the 40 Weeks Ended November 11, 1995

            Interim Condensed Consolidated Statements
              of Cash Flows - For the 40 Weeks Ended
              November 11, 1995 and November 12, 1994

            Notes to Interim Condensed Consolidated
              Financial Statements

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations

   Item 6.(a)  Exhibits

            Exhibit 11 - Computation of Earnings
              per Common Share

            Exhibit 27 - Financial Data Schedule


Part II.  Other Information:

   Item 6.(b)  Reports on Form 8-K

Signature

                  PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS - ASSETS
                      (UNAUDITED)


                            November 11, November 12,  February 4,
                                1995         1994         1995
                            ------------ ------------ ------------
Current assets:
  Cash                      $  2,195,719 $  5,577,392 $  4,023,435
  Short-term investments       7,291,075   12,138,025   10,326,347
  Receivables                 32,686,933   35,391,861   23,119,562
  Inventories                 37,951,392   37,102,782   33,943,140
  Deferred costs applicable
    to unsold portraits           ---         795,551      172,645
  Deferred income taxes, net     669,554       ---         244,910
  Prepaid expenses and other
    current assets            12,493,134   14,830,336   10,152,414
                            ------------ ------------ ------------

      Total current assets    93,287,807  105,835,947   81,982,453
                            ------------ ------------ ------------

Net property and equipment   170,499,966  157,110,816  159,125,536

Other assets:
  Intangible assets           53,289,424   57,319,447   56,362,451
  Other long-term assets       3,386,417    3,039,224    3,010,636
                            ------------ ------------ ------------

      Total assets          $320,463,614 $323,305,434 $300,481,076
                            ============ ============ ============


See notes to interim condensed consolidated financial statements.



CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS -
   LIABILITIES (UNAUDITED)


                       November 11,  November 12,   February 4,
                           1995           1994          1995
                       ------------- ------------   ------------
Current liabilities:
 Short-term borrowings $ 27,825,000  $  29,050,000  $  6,850,000
 Current maturities of
  long-term
  obligations             5,007,293        146,516       127,506
 Accounts payable        28,314,973     39,350,326    27,137,106
 Accrued expenses and
  other liabilities      29,260,802     28,767,001    25,884,038
 Income taxes             2,228,835      3,380,763     9,768,352
 Deferred income taxes,
  net                        ---         1,980,948        ---
                       ------------- -------------- -------------
Total current
  liabilities            92,636,903    102,675,554    69,767,002
                       ------------- -------------- -------------

Long-term obligations,
 less current
 maturities              54,791,509     59,738,368    59,742,426
Other liabilities         4,549,421      3,844,962     4,346,139
Deferred income taxes,
 net                      1,730,738        458,676       625,388
                       ------------- -------------- -------------

 Total liabilities      153,708,571    166,717,560   134,480,955
                       -------------  ------------- -------------





See notes to interim condensed consolidated financial statements.


CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS -
   STOCKHOLDERS' EQUITY (UNAUDITED)
                       November 11,  November 12,   February 4,
                           1995          1994           1995
                       ------------- -------------  ------------
Stockholders' equity:
 Preferred stock, no
  par value. 1,000,000
  shares authorized;
  no shares outstanding     ---            ---           ---
 Preferred stock,
  Series A,no par value     ---            ---           ---
 Common stock, $.40 par
  value, 50,000,000
  shares authorized;
  17,168,331,
  17,002,180 and
  17,123,599 shares
  outstanding at
  November 11, 1995,
  November 12, 1994
  and February 4, 1995,
  respectively            6,867,332      6,800,872     6,849,440
Addl. paid-in capital    32,052,821     29,641,751    31,277,872
Retained earnings       205,377,004    196,511,584   206,439,841
Cumulative foreign
  currency translation
  adjustment             (1,729,211)    (1,744,767)   (2,279,278)
Treasury stock, at
  cost, 3,302,548,
  3,302,463 and
  3,302,463 shares at
  November 11, 1995,
  November 12, 1994
  and February 4,
  1995, respectively     (74,532,708)  (74,531,219)   (74,531,219)
Unamortized deferred
  compensation -
  restricted stock        (1,280,195)      (90,347)    (1,756,535)
                        ------------- -------------  -------------
 Total stockholders'
   equity                166,755,043   156,587,874    166,000,121
                        ------------- -------------  -------------
 Total liabilities and
  stockholder's equity  $320,463,614  $323,305,434   $300,481,076
                        ============= =============  =============

See notes to interim condensed consolidated financial statements.


CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (UNAUDITED)

                                         16 Weeks Ended
                                   ----------------------------
                                   November 11,   November 12,
                                        1995          1994
                                   -------------  -------------
Net sales                          $171,462,013   $175,404,243

Cost and expenses:
  Cost of sales (exclusive of
    depreciation expense shown
    below)                           45,143,239     49,546,700
  Selling, administrative and
    general expenses                106,294,948    106,197,381
  Depreciation                       11,676,139     10,384,855
  Amortization of intangibles         1,776,434      1,704,375
                                   -------------  -------------
    Total cost and expense          164,890,760    167,833,311
                                   -------------  -------------

Income from operations                6,571,253      7,570,932

Net interest expense                  1,691,149      1,435,864

Other income                            161,257         90,975
                                   -------------  -------------

Earnings before income taxes          5,041,361      6,226,043

Income tax expense                    1,865,380      2,394,393
                                   -------------  -------------
Net earnings                       $  3,175,981   $  3,831,650
                                   =============  =============


Net earnings per share             $       0.23   $       0.28
                                   =============  =============

Weighted average number of
  common and common equivalent
  shares outstanding                 14,090,218     13,829,014
                                   =============  =============

See notes to interim condensed consolidated financial statements.


CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (UNAUDITED)

                                         40 Weeks Ended
                                   ----------------------------
                                   November 11,   November 12,
                                        1995          1994
                                   -------------  -------------
Net sales                          $389,694,566   $380,159,731

Cost and expenses:
  Cost of sales (exclusive of
    depreciation expense shown
    below)                          106,093,060    113,350,422
  Selling, administrative and
    general expenses                239,730,077    231,227,123
  Depreciation                       28,421,752     24,070,230
  Amortization of intangibles         4,580,764      4,255,430
                                   -------------  -------------
    Total cost and expense          378,825,653    372,903,205
                                   -------------  -------------

Income from operations               10,868,913      7,256,526

Net interest expense                  3,657,640      2,751,923

Other income                            334,546        295,173
                                   -------------  -------------

Earnings before income taxes          7,545,819      4,799,776

Income tax expense                    2,792,068      1,823,915
                                   -------------  -------------
Net earnings                       $  4,753,751   $  2,975,861
                                   =============  =============


Net earnings per share             $       0.34   $       0.21
                                   =============  =============
Weighted average number of
  common and common equivalent
  shares outstanding                 13,984,338     14,208,617
                                   =============  =============

See notes to interim condensed consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
                        (UNAUDITED)
52 Weeks Ended February 4, 1995 and 40 Weeks Ended November 11,
1995

                                                 Additional
                                     Common        Paid-In
                                     Stock         Capital
                                  ------------   -------------
Balance at February 5, 1994       $  6,791,548   $ 29,262,531

Issuance of common stock:
  Profit sharing plan and trust
    (19,887 shares)                      7,955        327,182
  Stock bonus plan (3,694 shares)        1,476         55,764
  Employee stock plans
    (121,150 shares)                    48,461      1,632,395
Foreign currency translation           ---            ---
Dividends ($0.56 per
  common share)                        ---            ---
Net earnings                           ---            ---
Purchase of treasury stock,
  at cost                              ---            ---
Amortization of deferred
  compensation-restricted stock        ---            ---
                                  ------------   -------------
Balance at February 4, 1995          6,849,440     31,277,872

Issuance of common stock:
  Profit sharing plan and trust
    (40,459 shares)                     16,183        707,021
  Stock bonus plan (1,429 shares)          572         20,507
  Employee stock plans
    (2,844 shares)                       1,137         47,421
Foreign currency translation           ---            ---
Dividends ($0.42 per common
  share)                               ---            ---
Net earnings                           ---            ---
Purchase of treasury stock,
  at cost                              ---            ---
Amortization of deferred
  compensation-restricted stock        ---            ---
                                  -------------  -------------
Balance at November 11, 1995      $  6,867,332   $ 32,052,821
                                  =============  =============

See notes to interim condensed consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY - RETAINED EARNINGS AND CUMULATIVE FOREIGN
        CURRENCY TRANSACTION ADJUSTMENT (UNAUDITED)
52 Weeks Ended February 4, 1995 and 40 Weeks Ended November 11,
1995
                                                  Cumulative
                                                  Foreign
                                                  Currency
                                    Retained      Transaction
                                    Earnings      Adjustment
                                  ------------   -------------
Balance at February 5, 1994       $199,547,800   $ (1,381,524)

Issuance of common stock:
  Profit sharing plan and trust
    (19,887 shares)                    ---            ---
  Stock bonus plan (3,694 shares)      ---            ---
  Employee stock plans
    (121,150 shares)                   ---            ---
Foreign currency translation           ---           (897,754)
Dividends ($0.56 per
  common share)                     (7,930,037)       ---
Net earnings                        14,822,078        ---
Purchase of treasury stock,
  at cost                              ---            ---
Amortization of deferred
  compensation-restricted stock        ---            ---
                                  ------------   -------------
Balance at February 4, 1995        206,439,841     (2,279,278)
Issuance of common stock:
  Profit sharing plan and trust
    (40,459 shares)                    ---            ---
  Stock bonus plan (1,429 shares)      ---            ---
  Employee stock plans
    (2,844 shares)                     ---            ---
Foreign currency translation           ---            550,067
Dividends ($0.42 per common
  share)                            (5,816,588)       ---
Net earnings                         4,753,751        ---
Purchase of treasury stock,
  at cost                              ---            ---
Amortization of deferred
  compensation-restricted stock        ---            ---
                                  -------------  -------------
Balance at November 11, 1995      $205,377,004   $ (1,729,211)
                                  =============  =============

See notes to interim condensed consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
   STOCKHOLDERS' EQUITY - TREASURY STOCK AT COST AND DEFERRED
   COMPENSATION-RESTRICTED STOCK (UNAUDITED)
 52 Weeks Ended February 4, 1995 and 40 Weeks Ended November 11,
1995
                                                   Deferred
                                     Treasury   Compensation-
                                       Stock,     Restricted
                                      At Cost       Stock
                                   ------------- -------------
Balance at February 5, 1994       $(58,556,032)  $   (155,850)

Issuance of common stock:
  Profit sharing plan and trust
    (19,887 shares)                    ---            ---
  Stock bonus plan (3,694 shares)      ---            ---
  Employee stock plans
    (121,150 shares)                   ---         (1,680,856)
Foreign currency translation           ---            ---
Dividends ($0.56 per
  common share)                        ---            ---
Net earnings                           ---            ---
Purchase of treasury stock,
  at cost                          (15,975,187)       ---
Amortization of deferred
  compensation-restricted stock        ---             80,171
                                  -------------   ------------
Balance at February 4, 1995        (74,531,219)    (1,756,535)

Issuance of common stock:
  Profit sharing plan and trust
    (40,459 shares)                    ---            ---
  Stock bonus plan (1,429 shares)      ---            ---
  Employee stock plans
    (2,844 shares)                     ---            ---
Foreign currency translation           ---            ---
Dividends ($0.42 per common
  share)                               ---            ---
Net earnings                           ---            ---
Purchase of treasury stock,
  at cost                               (1,489)       ---
Amortization of deferred
  compensation-restricted stock        ---            476,340
                                  -------------  -------------
Balance at November 11, 1995      $(74,532,708)  $ (1,280,195)
                                  =============  =============

See notes to interim condensed consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
   STOCKHOLDERS' EQUITY - TOTAL (UNAUDITED)
 52 Weeks Ended February 4, 1995 and 40 Weeks Ended November 11,
1995


                                                    Total
                                                 -------------
Balance at February 5, 1994                      $175,508,473

Issuance of common stock:
  Profit sharing plan and trust
    (19,887 shares)                                   335,137
  Stock bonus plan (3,694 shares)                      57,240
  Employee stock plans
    (121,150 shares)                                  ---
Foreign currency translation                         (897,754)
Dividends ($0.56 per
  common share)                                    (7,930,037)
Net earnings                                       14,822,078
Purchase of treasury stock,
  at cost                                         (15,975,187)
Amortization of deferred
  compensation-restricted stock                        80,171
                                                 -------------
Balance at February 4, 1995                       166,000,121

Issuance of common stock:
  Profit sharing plan and trust
    (40,459 shares)                                   723,204
  Stock bonus plan (1,429 shares)                      21,079
  Employee stock plans (2,844 shares)                  48,558
Foreign currency translation                          550,067
Dividends ($0.42 per common
  share)                                           (5,816,588)
Net earnings                                        4,753,751
Purchase of treasury stock,
  at cost                                              (1,489)
Amortization of deferred
  compensation-restricted stock                       476,340
                                                 -------------
Balance at November 11, 1995                     $166,755,043
                                                 =============

See notes to interim condensed consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)
                                          40 Weeks Ended
                                   ----------------------------
                                   November 11,   November 12,
                                       1995           1994
                                   -------------  -------------
Cash flows provided by
  operating activities             $ 18,750,040   $ 10,661,757
Cash flows provided by (used in)
  financing activities:
  Proceeds from issuance of
    short-term debt                  20,975,000     29,050,000
  Repayment of long-term debt          (129,835)      (277,259)
  Issuance of common stock to
    employee stock plans                792,841        388,544
  Cash dividends                     (5,816,588)    (6,012,077)
  Purchase of treasury stock             (1,489)   (15,975,187)
                                   -------------  -------------
      Cash flows provided by
        (used in) financing
        activities                   15,819,929      7,174,021
                                   -------------  -------------
Cash flows provided by (used in)
  investing activities:
Purchases of short-term
  investments                       (10,322,389)    (9,171,808)
Proceeds from maturing of
  short-term investments             10,216,965     34,240,102
Additions to property and
  equipment                         (39,796,182)   (66,644,091)
Acquisitions:
  Property and equipment                ---           (208,182)
  Intangible assets                     ---            551,465
                                   -------------  -------------
  Cash flows used in investing
    activities                      (39,901,606)   (41,232,514)
                                   -------------  -------------
Effect of exchange rate changes
  on cash and equivalents               363,223       (160,838)
                                   -------------  -------------
Net decrease in cash and cash
  equivalents                        (4,968,414)   (23,557,574)
Cash and cash equivalents at
  beginning of year                   9,213,908     36,070,354
                                   -------------  -------------
Cash and cash equivalents at
  end of period                    $  4,245,494   $ 12,512,780
                                   =============  =============

See notes to interim condensed consolidated financial statements.


CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED)
                                          40 Weeks Ended
                                   ----------------------------
                                   November 11,   November 12,
                                       1995            1994
                                   -------------  -------------
Reconciliation of net earnings
  to cash flows provided by
  (used in) operating activities:

Net earnings                       $  4,753,751   $  2,975,861

Adjustments for items not
  requiring cash:
  Depreciation and amortization      33,002,516     28,325,660
  Deferred income taxes                 680,706       (234,251)
  Deferred compensation                 203,282     (1,003,189)
  Other                              (1,161,631)    (1,532,449)

Decrease (increase) in current
  assets:
  Receivables and inventories       (13,575,623)   (22,907,014)
  Deferred costs applicable to
    unsold portraits                    172,645      2,026,572
  Prepaid expenses and other
    current assets                   (2,340,720)    (5,824,943)

Increase (decrease) in current
  liabilities:
  Accounts payable, accrued
    expenses and other
    liabilities                       4,554,631     14,221,969
  Income taxes                       (7,539,517)    (5,386,459)
                                   -------------  -------------
Cash flows provided by
  operating activities             $ 18,750,040   $ 10,661,757
                                   =============  =============
Supplemental cash flow
  information:
  Interest paid                    $  4,919,641   $  3,539,437
                                   =============  =============
  Income taxes paid                $ 10,036,055   $  6,338,116
                                   =============  =============

See notes to interim condensed consolidated financial statements.

                           CPI CORP.
 NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial position as of November 11, 1995, November 12, 1994 and February 4, 1995 and the results of its operations and changes in its cash flows for the 16 and 40 weeks ended November 11, 1995 and November 12, 1994. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's annual report on Form 10-K for its fiscal year ended February 4, 1995.


2. Short-term investments are comprised of money market instruments which aggregated $7.3 million, $12.1 million and $10.3 million as of November 11, 1995, November 12, 1994, and February 4, 1995, respectively, and are stated at cost which approximates market.

   Total interest income for the 16 and 40 weeks ended November 11, 1995 and November 12, 1994 was $62,000 and $170,000 and
   $411,000 and $788,000, respectively.


3. Inventories consist of the following components (amounts in thousands)

   CPI CORP. INVENTORIES AT NOVEMBER 11, 1995, NOVEMBER 12, 1994
   AND FEBRUARY 4, 1995
                                Nov. 11,    Nov.12,     Feb. 4,
                                  1995       1994        1995
                                ---------   ---------  ----------
   Raw materials and supplies   $37,951     $36,939     $33,887
   Portraits-in-process           ---           164          56
                                --------    --------    --------
                                $37,951     $37,103     $33,943
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

   On July 13, 1995, the Company terminated its existing $50.0 million revolving credit agreement and the two separate $5.0 million credit agreements of its wholly-owned subsidiary, Consumer Programs Incorporated, and entered into a new, $60.0 million revolving credit agreement ("the agreement") with three domestic banks. The new agreement, which will expire on August 31, 1997, has interest charged at the lower of a quoted interest rate or the banks' prime lending rate. A commitment fee of 0.1875% per annum is payable on the unused portion of the agreement. The Company is not required to maintain compensating balances in connection with the new agreement and has substantially the same financial covenants in the agreement as those set forth in the Company's $60.0 million Senior
   Notes held by two insurance companies. One additional covenant the Company has in the new agreement is the Company will pay down to $5.0 million the balance held under the agreement for 30 consecutive days during the year.

   Total interest expense for the 16 weeks ended November 11, 1995 and November 12, 1994 was $1.8 million and $1.6 million respectively and for the 40 weeks ended November 11, 1995 and November 12, 1994, was $4.1 million and $3.5 million, respectively.

   Total interest expense for the third quarter of 1995 was increased $25,000 and for the first three quarters of 1995 was reduced $76,000 in connection with the Company's $40 million interest rate swap agreement as the Company had recorded the swap agreement at its market value as of February 4, 1994 and favorable changes in the interest rate environment have occurred since that date. In the third quarter and first three quarters of 1994, interest expense was increased $184,000 and $296,000, respectively, by the swap agreements. The swap agreement matured on August 28, 1995.

                 PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

To establish a framework for discussion, selected financial data summarizing the Company's operating results for the 16 and 40 weeks ended November 11, 1995 and November 12, 1994, respectively, representing the third quarter and the first three quarters of 1995, are presented in the following table and are discussed in greater detail on subsequent pages.

                                         16 Weeks Ended
                           ---------------------------------------
                           (in thousands except per share amounts)
                                   November 11,    November 12,
                                      1995            1994
                                   ----------      ----------
Net sales:
  Portrait Studios                 $ 90,894        $ 96,477
  Photofinishing                     58,028          59,448
  Wall Decor                         16,972          14,389
  Other Products and Services         5,568           5,090
                                   ---------       ---------
                                   $171,462        $175,404
                                   =========       =========
Operating earnings:
  Portrait Studios                 $ 12,322        $ 11,975
  Photofinishing                       (125)          1,033
  Wall Decor                            972             930
  Other Products and Services           (89)           (966)
                                   ---------       ---------
                                     13,080          12,972
General corporate expenses            6,509           5,401
                                   ---------       ---------
Income from operations                6,571           7,571
Net interest expense                  1,691           1,436
Other income                            161              91
                                   ---------       ---------
Earnings before income taxes          5,041           6,226

Income tax expense                    1,865           2,394
                                   ---------       ---------
Net earnings                       $  3,176        $  3,832
                                   =========       =========

Earnings per common share          $   0.23        $   0.28
                                   =========       =========
Weighted average number of
  common and common equivalent
  shares outstanding                 14,090          13,829
                                   =========       =========





                                         40 Weeks Ended
                           ---------------------------------------
                           (in thousands except per share amounts)

                                   November 11,    November 12,
                                      1995            1994
                                   ----------      ----------
Net sales:
  Portrait Studios                 $195,607        $192,043
  Photofinishing                    141,937         143,348
  Wall Decor                         38,460          31,907
  Other Products and Services        13,691          12,862
                                   ---------       ---------
                                   $389,695        $380,160
                                   =========       =========
Operating earnings:
  Portrait Studios                 $ 23,736        $ 20,184
  Photofinishing                      1,054           1,559
  Wall Decor                            426             196
  Other Products and Services          (974)         (2,263)
                                   ---------       ---------
                                     24,242          19,676
General corporate expenses           13,374          12,420
                                   ---------       ---------
Income from operations               10,868           7,256
Net interest expense                  3,657           2,751
Other income                            335             295
                                   ---------       ---------
Income before income taxes            7,546           4,800

Income tax expense (benefit)          2,792           1,824
                                   ---------       ---------
Net earnings                       $  4,754        $  2,976
                                   =========       =========

Earnings per common share          $   0.34        $    .21
                                   =========       =========
Weighted average number of
  common and common equivalent
  shares outstanding                 13,984          14,209
                                   =========       =========

RESULTS OF OPERATIONS
---------------------

REVENUES:  Sales decreased 2.2% to $171.5 million in third quarter
of 1995 from $175.4 million in the third quarter of 1994.   Factors
contributing to the reduced revenues were a decrease in both Portrait Studio and Photofinishing sales offset slightly by an increase in sales in the Wall Decor and Other Products and Services segments. For the first three quarters of 1995, sales increased 2.5% to $389.7 million from $380.2 million recorded in the first three quarters of 1994 due to increased sales in the Portrait Studio, Wall Decor and Other Products and Services segments, offset by a decrease in sales in the Photofinishing segment.

Portrait Studio sales decreased 5.8% to $90.9 million from $96.5 million in the third quarter of 1995. Comparison between 1995 and 1994 third quarters is difficult as a change in operations resulted in an acceleration in sales of about two weeks occurred in the Portrait Studio segment in the third quarter of 1994 due to the conversion of all studios to a new freeze-frame digital imaging system and the introduction of the new Portrait Preview System. Under the new systems, customers are able to view and order portraits during the photography session rather than later at the time of portrait package delivery. Since the Company records sales upon customer acceptance, the recognition of sales was accelerated during the introduction of the new Portrait Preview System in 1994. For the first three quarters of 1995, sales in the Portrait Studio segment increased 1.9% to $195.6 million from $192.0 million recorded in the comparable period in 1994, reflecting positive customer acceptance of the new digital imaging technology, Portrait Preview System and, since the latter part of fiscal year 1994, the Custom Portraits by Sears program. As with the third quarter, comparison between the years is difficult due to the change in operations previously discussed.

In the Photofinishing segment, sales decreased 2.4% to $58.0 million for the third quarter of 1995 from $59.4 million recorded in the corresponding period last year. In addition, sales for the Photofinishing segment for the first three quarters of 1995 decreased slightly to $141.9 million from $143.3 million recorded in the prior year. Both decreases resulted from reductions in roll processing volumes and number of store locations, partially offset by higher sales per roll.

Sales in the Wall Decor segment were $17.0 million in the third quarter of 1995, a 18.0% increase from the $14.4 million in sales recorded in the comparable period last year. For the first three quarters of 1995, sales increased 20.5% to $38.5 million from the $31.9 million recorded in the first three quarters of 1994. The sales increases in both the third quarter and first three quarters were due largely to the opening of 39 new locations since last year's first quarter. Same store sales decreased slightly for the third quarter and first three quarters in 1995 from the comparative periods in 1994.

In the Other Products and Services segment, which represents the electronic publishing business, sales increased 9.4% to $5.6 million and 6.5% to $13.7 million for the third quarter and first three quarters of 1995, respectively, from comparable periods in 1994. Average weekly sales per store for the electronic publishing locations increased 24.5% and 21.6% for the third quarter and first three quarters in 1995, respectively, from the third quarter and first three quarters in 1994, reflecting the improving performance of comparable existing stores and the closure of six marginal locations late in 1994 and early in 1995.


OPERATING EARNINGS: Earnings from operations for the third quarter of 1995 was relatively unchanged at $13.1 million from the comparable period in 1994. For the first three quarters of 1995, income from operations increased 23.2% to $24.2 million from $19.7 million recorded for the first three quarters of 1994. This increase was primarily due to the improved operating earnings in the Portrait Studio, Wall Decor and Other Products and Services segments marginally offset by deteriorated operating earnings in the Photofinishing segment.

Portrait Studio operating earnings increased 2.9% and 17.6% for the third quarter and first three quarters of 1995, respectively, from the comparable periods last year. As previously discussed with revenues, comparison of operating earnings between 1995 and 1994 third quarters is difficult due to the change in operation caused by the introduction of the Portrait Preview System in 1994 which resulted in an acceleration in sales and an increase in operating earnings. This new system reduced manufacturing costs for both the third quarter and the first three quarters of 1995 over comparable prior year periods by eliminating the production of speculative units and thereby substantially reducing the number of portraits produced. These savings were partially offset by increased depreciation associated with the new system. Specifically, additional depreciation for the new freeze-frame digital imaging system for the third quarter and first three quarters of 1995 exceeded the comparable periods last year by $620,000 and $3.1 million, respectively.

The Photofinishing operating losses for the third quarter of 1995 were $125,000, declining from the $1.0 million operating earnings of the comparable period last year. For the first three quarters of 1995, operating earnings were $1.1 million, a decline of $500,000 from 1994 levels. The declines in operating earnings were attributable to a decline in roll processing volume.

The Wall Decor segment showed a slight improvement in operating earnings, increasing to $972,000 in the third quarter of 1995 from the $930,000 recorded in the comparable period last year. During the seasonally slow first three quarters of 1995, earnings for the Wall Decor segment were $426,000, up from $196,000 recorded in 1994, reflecting the increased number of locations.

Other Products and Services operating losses were also reduced for both the third quarter and first three quarters of 1995 due to improved sales per store and the closure of six unprofitable stores during the latter part of 1994 and first part of 1995 which resulted in improved operating margins per store.

NET EARNINGS: Net earnings decreased 17.1% to $3.2 million in the third quarter of 1995, reflecting relatively unchanged operating earnings and increased corporate expenses caused primarily by higher employee benefit costs. For the first three quarters of 1995, net earnings increased 59.7% to $4.8 million over the $3.0 million recorded in the prior year, reflecting improved operating income in the Portrait Studio and Other Products and Services segments partially offset by declining operating income in the photofinishing segment, increased corporate expenses caused by higher employee benefit costs and a $529,000 increase in interest expense caused by an increase in short-term borrowings. In addition, as a direct result of the Company's $40.0 million interest rate swap agreement, which matured August 28, 1995, interest expense was charged $25,000 for the third quarter of 1995 and reduced by $76,000 for the first three quarters of 1995. In the third quarter and first three quarters of 1994, interest expense was charged $184,000 and $296,000, respectively, due to the impact of the interest rate swap agreement.

Earnings per share amounted to $0.23 in the third quarter of 1995 compared to $0.28 per share recorded in the prior year's third quarter. For the first three quarters of 1995, earnings per share were $0.34 per share compared to $0.21 per share in the comparable period last year. Weighted average number of common and common equivalent shares outstanding for the third quarter and the first three quarters of 1995 and 1994 were 14,090,218 compared to 13,829,014 and 13,984,338 compared to 14,208,617, respectively.


CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

Cash, cash equivalents and short-term investments were $9.5 million, $17.7 million and $14.3 million on November 11, 1995, November 12, 1994 and February 4, 1995, respectively. The Company has a $60.0 million revolving credit agreement under which short-term borrowings amounted to $27.8 million, $29.1 million and $6.9 million on November 11, 1995, November 12, 1994 and February 4, 1995, respectively.

Capital expenditures and dividends for the first three quarters of 1995 were $39.8 million and $5.8 million, respectively. These expenditures were primarily funded by operating cash flows, existing cash, cash equivalents and short-term investments and increases in short-term borrowings. Capital expenditures included the installation of the new digital imaging technology in the Canadian Portrait Studio operation, the previously announced studio renovation program, equipment upgrades and enhancements in the Photofinishing operations and the opening of 22 new Prints Plus locations.

The Company believes it has sufficient liquidity and capital resources to meet planned capital expenditures and normal working capital requirements.

                 PART I.  FINANCIAL INFORMATION



ITEM 6(a). EXHIBITS


     Exhibit 11 - Computation of Earnings per Common Share
                     for 16 and 40 weeks.

     Exhibit 27 - Financial Data Schedule

                 PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


Item 6(b) On August 17, 1995, CPI Corp. reported that on August 3, 1995, the Board of Directors approved a Resolution to amend CPI Corp.'s By-Laws and approved the Second
          Amendment to the Rights Agreement.

                          SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





CPI Corp.




Date:  December 21, 1995       By:   /s/     Barry Arthur
                                     ---------------------------
                                     Barry Arthur
                                     Authorized Officer and
                                     Principal Financial Officer

                         EXHIBIT INDEX



PART I.


Item 6(a). Exhibits

       Exhibit 11 - Computation of Earnings
                    Per Share - 16 and 40 weeks


       Exhibit 27 - Financial Data Schedule