Form 10-K405
period 1996-02-03
CPI CORP
filed 1996-05-02
CIK 25354

UNITED STATES SECURITIES & EXCHANGE COMMISSION
                      WASHINGTON, D.C.   20549

                            FORM 10-K405

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

             For the fiscal year ended February 3, 1996

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



   Aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange - Composite Transaction Listing on
April 30, 1996 ($16.88 per share): $223,818,216.

   As of April 30, 1996, 13,914,244 shares of the Common Stock,
$0.40 par value, of the Registrant were outstanding.

   DOCUMENTS INCORPORATED BY REFERENCE:

   Portions of the Annual Report to Shareholders for the year ended February 3, 1996, are incorporated by reference into Parts I, II and IV of this Report.

   Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held June 6, 1996, are incorporated by reference into Part III of this Report.

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


PART IV
- -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on
              Form 8-K

          Signatures

                           PART I

ITEM I.  BUSINESS

THE COMPANY
- -----------
     CPI Corp. is a holding company engaged, through its subsidiaries, in developing and marketing consumer services and related products through a network of centrally-managed, small retail locations. The Company operates professional portrait studios, photographic finishing laboratories, and posters, prints and framing outlets throughout the United States, Canada and Puerto Rico.

     The Company started up its photo finishing business in 1982. On August 19, 1991, the Company acquired Fox Photo, Inc., and on December 1, 1992, the Company purchased the operational assets of Pemtom, Inc., a Minneapolis-based company operating under the name Proex. At February 3, 1996, the Company operated 611 photo-finishing locations under the names of CPI Photo Finish, Fox Photo and Proex.

     On May 30, 1993, CPI Corp. entered the wall decor business with the acquisition of Ridgedale Prints Plus, Inc. ("Prints Plus") from the Melville Corporation. Prints Plus is a posters, prints and custom framing retail chain with 144 stores located in malls throughout the United States.

     On April 4, 1996, the Company announced its intention to sell certain assets of its Electronic Publishing operations for approximately $5.0 million. Additionally, the purchaser will assume certain liabilities of the Electronic Publishing operation which aggregate approximately $900,000. The Company expects to have completed the transfer by April 30, 1996. A provision of $3.8 million has been made to reflect the discontinued business at its estimated realizable value. The Company has classified the Electronic Publishing operation as a discontinued operation and has reclassified the prior years' financial statements to reflect this change.

     For the fiscal year ended February 3, 1996, approximately 53% of net sales and 83% of operating earnings (before deduction of general corporate expenses, net interest income (expense), other income and income tax expense) were derived from the Sears Portrait Studio business. The Company has operated portrait studios as a Sears Roebuck and Company ("Sears") licensee since 1961, when it was one of more than 15 Sears portrait photography licensees. Today, the Company is the only operator of Sears Portrait Studios in the United States, Canada and Puerto Rico. The Company is materially dependent upon the continued goodwill of Sears and the integrity of the Sears name in the retail marketplace. The Company believes that its relationship with Sears is excellent and that it has been beneficial to both companies. See "Business-Relationship With Sears."

     The executive office is located at 1706 Washington Avenue, St. Louis, Missouri, 63103-1790, and its telephone number is
(314) 231-1575. Unless the context otherwise requires, references herein to the "Company" or "CPI Corp." mean CPI Corp., its consolidated subsidiaries and their predecessor companies.

RELATIONSHIP WITH SEARS
- -----------------------
     The Company operates its 1015 Sears Portrait Studio locations under a license agreement. The agreement is terminable by either the Company or Sears with respect to any or all studios upon 90-days notice. Early in 1993, Sears announced plans to close 113 stores, which included 38 Sears stores with portrait studios. The Company has relocated some of these studios to new sites in the same market areas. Except in connection with store closings, Sears has never terminated the operation of any Company studio under any license agreement. The relationship with Sears is long-standing and the Company has no reason to believe that Sears will exercise its rights under the agreement to reduce materially the scope of the Company's business with Sears.

     The Company and Sears entered into its current license agreement for fixed location studios as of January 1, 1994. This agreement expires on December 31, 1998. The agreement provides that the Company pay Sears a license fee of 15% of total annual net sales for studios located in a Sears store. Net sales are defined as gross sales less customer returns, allowances and sales taxes. The Company provides all studio furniture, equipment and fixtures, conducts advertising at its own expense, and is responsible for hiring, training and compensating the Company employees and must indemnify Sears against all claims.

     The Company's freestanding studios in retail malls that operate under the Sears name pay a license fee of 7.5% of total annual net sales per studio and benefit from advertising under the Sears name.

     All of the Company's Canadian studios operate under an April 6, 1977, nonexclusive license agreement with Sears Canada, Inc., which is a subsidiary of Sears. The agreement renews automatically on a year-to-year basis but is terminable by either party on 60 days' notice. The license fee is 15% of net sales. The Company provides all studio furniture, equipment and fixtures, conducts all advertising at its own expense and is responsible for its Canadian employees.

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

COMPETITION
- -----------
     The Company competes in the portrait photography business with a number of companies that operate fixed-location, traveling and freestanding photography studios. Independent professional photo-graphers also compete with the Company in various locations. The Company believes that its portrait photography products are competitive in terms of price, quality and convenience of purchase with similar products of its competitors.

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

EMPLOYEES
- ---------
     At February 3, 1996, the Company had approximately 11,300 employees, 219 of which were employed in discontinued operations. Approximately 6,000 of these employees were part-time, with 55 employed in discontinued operations. The Company's employees significantly increase in number during peak periods and, at December 16, 1995, the Company had approximately 15,000 employees, including 242 in discontinued operations. The Company's employees are not members of any union and the Company has experienced no work stoppages. The Company believes that its relations with its employees are good.





ADDITIONAL INFORMATION REQUIRED UNDER THIS ITEM IS CONTAINED IN
THE REGISTRANT'S 1995 ANNUAL REPORT TO SHAREHOLDERS, EXHIBIT 13 OF THIS FILING, IN THE DISCUSSION OF THE COMPANY'S BUSINESS SEGMENTS
AND KEY OPERATING UNITS.

ITEM 2.  PROPERTIES

      The following table sets forth certain information concerning the Company's principal facilities:


Principal Facilities

                     APPROXIMATE
                       AREA IN         PRIMARY         OWNERSHIP
   LOCATION          SQUARE FEET        USES           OR LEASE
- -------------------  ------------ ------------------   ----------
St. Louis, Missouri    300,000    Administration and   Owned
                                    Photoprocessing
St. Louis, Missouri     78,312    Warehousing          Leased (1)
St. Louis, Missouri     49,364    Warehousing          Leased (2)
St. Louis, Missouri     13,140    Printing             Leased (3)
St. Louis, Missouri     21,200    Warehousing          Leased (4)
Brampton, Ontario       40,000    Administration,      Owned
                                  Warehousing and
                                    Photoprocessing
Las Vegas, Nevada       12,200    Photoprocessing      Leased (5)
Thomaston, Connecticut  25,000    Administration and   Owned
                                   Photoprocessing
Edina, Minnesota        28,848    Administration,      Leased (6)
                                    Warehousing and
                                    Photoprocessing
Concord, California     43,088    Administration,      Leased (7)
                                    Warehousing and
                                    Manufacturing


(1)  Lease term expires on June 30, 1997.
(2)  Lease term expires on February 28, 1997.
(3)  Lease term expires on November 30, 1996.
(4)  Lease term expires on June 19, 1996.
(5)  Lease term expires on July 31, 1998.
(6)  Lease term expires on April 30, 1999.
(7)  Lease term expires on March 31, 2002.



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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to stockholders for a vote during the fourth quarter of fiscal year 1995.

                            PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     Information required under this Item is contained in the Registrant's 1995 Annual Report to Shareholders, Exhibit 13 of this filing, in the section titled "Selected Quarterly Financial Data," and will be contained in the Registrant's 1996 Proxy Statement, to be dated within 120 days of the end of the Registrant's fiscal year 1995, and is incorporated herein by reference.

     As of April 4, 1996, the market price of the Registrant's common stock was $16.000 per share with 13,866,854 shares outstanding and approximately 2,109 holders of record.


ITEM 6.  SELECTED FINANCIAL DATA

     Information required under this Item is contained in the Registrant's 1995 Annual Report to Shareholders, Exhibit 13 of this filing, in the section titled "Financial Background and Trends," and is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     Information required under this Item is contained in the Registrant's 1995 Annual Report to Shareholders, Exhibit 13 of this filing, in the sections titled "Management's Discussion and Analysis - Overview," "Management's Discussion and Analysis - Financial Condition," "Management's Discussion and Analysis - Results of Operations," and "Management's Discussion and Analysis of Cash Flows," and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required under this Item is contained in the Registrant's 1995 Annual Report to Shareholders, Exhibit 13 of this filing, in the sections titled "Consolidated Balance Sheets," "Consolidated Statements of Earnings," "Consolidated Statement of Changes in Stockholders' Equity," "Consolidated Statement of Cash Flows," "Notes to Consolidated Financial Statements" and
"Selected Quarterly Financial Data," and is incorporated herein by reference.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                           PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required under this Item will be contained in the Registrant's 1996 Proxy Statement, to be dated within 120 days of the end of the Registrant's fiscal year 1995, and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     Information required under this Item will be contained in the Registrant's 1996 Proxy Statement, to be dated within 120 days of the end of the Registrant's fiscal year 1995, and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

     Information required under this Item will be contained in the Registrant's 1996 Proxy Statement, to be dated within 120 days of the end of the Registrant's fiscal year 1995, and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not Applicable.

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

(a)  Index to Certain Documents

   (1) Independent Auditor's Reports

       These reports are included in this filing under the sections titled "Independent Auditors' Report" in this Form 10-K and "Exhibit 13" (under the title "Independent Auditors' Report" in the Registrant's 1995 Annual Report to Shareholders), and are incorporated herein by reference.

   (2) Financial Statements:

       (a) Consolidated Balance Sheets as of as of February 3, 1996 and February 4, 1995
       (b) Consolidated Statements of Earnings for the fiscal years ended February 3, 1996, February 4, 1995 and
           February 5, 1994
       (c) Consolidated Statements of Changes in Stockholder's Equity for the fiscal years ended February 3, 1996, February 4, 1995 and February 5, 1994
       (d) Consolidated Statements of Cash Flows for the fiscal years ended February 3, 1996, February 4, 1995 and February 5, 1994

       Information required under these items is contained in the Registrant's 1995 Annual Report to Shareholders, Exhibit 13 of this filing, under the sections titled "Consolidated Balance Sheets," "Consolidated Statements of Earnings," "Consolidated Statement of Changes in Stockholders' Equity," and "Consolidated Statements of Cash Flows," and is incorporated herein by reference.

   (3) Notes to Consolidated Financial Statements

       This information is included in the Registrant's 1995 Annual Report to Shareholders, Exhibit 13 of this filing, under the section titled "Notes to Consolidated Financial
       Statements," and is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K  (Continued)

   (4) Financial Statement Schedules

       II.  Valuation and Qualifying Accounts

            This information is included in this filing under the section titled "Schedule II" in this Form 10-K, and is incorporated herein by reference.

       All other schedules and notes under Regulation S-X are omitted because they are either not applicable, not required or the information called for therein appears in the consolidated financial statements or notes thereto.

(b)  Reports on Form 8-K

     On December 22, 1995, the Company filed a report on Form 8-K with an attached press release announcing: a third quarter decrease in sales of 2.2%; a third quarter decrease in earnings per share; continuing margin improvements for the Company's portrait studios; and the Company expects to achieve a double-digit earnings per share increase for the full year.

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
                               on Form 10-K
                               dated 4/6/94

(d) Amendment to Bylaws        Form 8-K      8/3/95    0-11227


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

(b) Note Agreement for Series  Form 10-Q     9/3/93    1-10204
    A Senior Notes Due August
    31, 2000 and Series B
    Notes Due August 31, 2000


EXHIBIT 4. INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS,
           INCLUDING DEBENTURES (CONTINUED)

                                                     REGISTRATION
INFORMATION INCORPORATED       DOCUMENT       FILING  COMMISSION
     BY REFERENCE              REFERRED TO     DATE    FILE NO.
- -----------------------------  ------------- -------- -----------
(c) Pledge Agreement           Form 10-Q     9/3/93    1-10204

(d) Series A Senior Note Due   Form 10-Q     9/3/93    1-10204
    August 31, 2000, No. R-A1

(e) Series B Senior Note Due   Form 10-Q     9/3/93    1-10204
    August 31, 2000, No. R-B1

(f) Series B Senior Note Due   Form 10-Q     9/3/93    1-10204
    August 31, 2000, No. R-B2

(g) CPI Corp. Shareholder      Form 8-A      5/2/89        -
    Rights Plan

(h) First Amendment to CPI     Form 10-Q     9/3/93    1-10204
    Corp. Shareholder Rights
    Plan

(i) Second Amendment to CPI    Form 8-K      8/3/95    0-11227
    Corp. Shareholder Rights
    Plan

(j) First Amendment to Note    Form 10-Q     9/2/94    1-10204
    Agreement dated 2/24/94

(k) Second Amendment to Note   Form 10-Q     9/2/94    1-10204
    Agreement dated 6/14/94


EXHIBIT 10.  MATERIAL CONTRACTS

(10.1)  CPI Consent to Assignment and Assumption of $15 Million
        Revolving Credit Note

(10.2)  Notification of Assignment and Assumption of $15 Million
        Revolving Credit Note Agreement

Additional information required by this Exhibit 10 is incorporated by reference to the below listed documents with corresponding filing date and registration or Commission file numbers where applicable.

                                                     REGISTRATION
  INFORMATION INCORPORATED     DOCUMENT       FILING  COMMISSION
       BY REFERENCE            REFERRED TO     DATE    FILE NO.
- -----------------------------  ------------- -------- -----------
(a) CPI Corp. 1981 Stock       Annual Report 5/5/93    1-10204
    Bonus Plan (As Amended     on Form 10-K,
    and Restated on 2/3/91)    dated 4/30/93

(b) Deferred Compensation      Annual Report 5/1/92    1-10204
    and Stock Appreciation     on Form 10-K,
    Rights                     dated 4/24/92

(c) CPI Corp. Restricted       Annual Report 5/1/92    1-10204
    Stock Plan                 on Form 10-K,
                               dated 4/24/92

(d) Deferred Compensation      Annual Report 5/1/92    1-10204
    and Retirement Plan for    on Form 10-K,
    Non-Management Directors   dated 4/24/92

(e) CPI Corp. Stock Option     Form S-8      7/28/92   33-50082
    Plan (As Amended and
    Restated effective 2/2/92)

(f) Registration of            Form 8-A      3/21/89      -
    Securities on the New
    York Stock Exchange

(g) CPI Corp. Shareholder      Exhibit to    5/2/89       -
    Rights Plan                Form 8-A

(h) CPI Voluntary Stock        Form D        3/31/93      -
    Option Plan

(i) First Amendment to CPI     Form 10-Q     9/3/93    1-10204
    Corp. Shareholder Rights
    Plan

(j) Second Amendment to CPI    Form 8-K      8/3/95    0-11227
    Corp. Shareholder Rights
    Plan



                                                     REGISTRATION
  INFORMATION INCORPORATED     DOCUMENT       FILING  COMMISSION
       BY REFERENCE            REFERRED TO     DATE    FILE NO.
- -----------------------------  ------------- -------- -----------
(k) $60 Million Revolving      Form 10-Q     9/1/95    1-10204
    Credit Agreement

(l) $25 Million Revolving      Form 10-Q     9/1/95    1-10204
    Credit Note with
    Mercantile Bank

(m) $20 Million Revolving      Form 10-Q     9/1/95    1-10204
    Credit Note with
    Harris Trust & Savings

(n) $15 Million Revolving      Form 10-Q     9/1/95    1-10204
    Credit Note with
    The Daiwa Bank

(o) License Agreement -        Annual Report 5/3/95    1-10204
    Sears, Roebuck & Co.       on Form 10-K
                               dated 4/6/95

(p) Employment Contract -      Annual Report 5/3/95    1-10204
    Alyn V. Essman *           on Form 10-K
                               dated 4/6/95

(q) Employment Contract -      Annual Report 5/3/95    1-10204
    Russell H. Isaak *         on Form 10-K
                               dated 4/6/95

(r) Employment Contract -      Annual Report 5/3/95    1-10204
    Patrick J. Morris *        on Form 10-K
                               dated 4/6/95

(s) Employment Contract -      Annual Report 5/3/95    1-10204
    David E. April *           on Form 10-K
                               dated 4/6/95

* Employment contracts are automatically renewed and extended for one year unless terminated by the Board of Directors or the employee.



                                                     REGISTRATION
  INFORMATION INCORPORATED     DOCUMENT       FILING  COMMISSION
       BY REFERENCE            REFERRED TO     DATE    FILE NO.
- -----------------------------  ------------- -------- -----------
(t) Employment Contract -      Annual Report 5/3/95    1-10204
    Barry C. Arthur *          on Form 10-K
                               dated 4/6/95

(u) Employment Contract -      Annual Report 5/3/95    1-10204
    Jane E. Nelson *           on Form 10-K
                               dated 4/6/95

(v) Employment Contract -      Annual Report 5/3/95    1-10204
    Fran Scheper *             on Form 10-K
                               dated 4/6/95


* Employment contracts are automatically renewed and extended for one year unless terminated by the Board of Directors or the employee.




EXHIBIT 11. COMPUTATION OF EARNINGS PER COMMON SHARE

EXHIBIT 13. 1995 ANNUAL REPORT TO SHAREHOLDERS

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

Signatures of Directors and Principal Officers
    Signature                     Title                  Date
- -------------------      ------------------------    -------------
/s/ Alyn V. Essman       Chairman of the Board,      April 4, 1996
- -----------------------   Chief Executive Officer
   (Alyn V. Essman)       and Director (Principal
                          Executive Officer)

/s/ Milford Bohm         Director                    April 4, 1996
- -----------------------
   (Milford Bohm)

/s/ Mary Ann Krey        Director                    April 4, 1996
- -----------------------
   (Mary Ann Krey)

/s/ Lee Liberman         Director                    April 4, 1996
- -----------------------
   (Lee Liberman)

/s/ Nicholas L. Reding   Director                    April 4, 1996
- -----------------------
   (Nicholas L. Reding)

/s/ Martin Sneider       Director                    April 4, 1996
- -----------------------
   (Martin Sneider)

/s/ Robert L. Virgil     Director                    April 4, 1996
- -----------------------
   (Robert L. Virgil)

/s/ Russell Isaak        President                   April 4, 1996
- -----------------------
   (Russell Isaak)

/s/ Patrick J. Morris    Senior Executive            April 4, 1996
- -----------------------   Vice President
   (Patrick J. Morris)

/s/ David E. April       Senior Executive            April 4, 1996
- -----------------------   Vice President
   (David E. April)

/s/ Barry C. Arthur      Vice President and          April 4, 1996
- -----------------------   Treasurer (Principal
   (Barry C. Arthur)      Financial and
                          Accounting Officer)

                  INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
CPI Corp.:


     Under date of April 4, 1996, we reported on the consolidated balance sheets of CPI Corp. and subsidiaries as of February 3, 1996 and February 4, 1995, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the fiscal years in the three-year period ended February 3, 1996, as contained in the 1995 annual report to stockholders.
These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K of CPI Corp. for the 1995 fiscal year. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ KPMG Peat Marwick LLP
- -------------------------
    KPMG PEAT MARWICK LLP



St. Louis, Missouri
April 4, 1996

                                                     SCHEDULE II
              VALUATION AND QUALIFYING ACCOUNTS


CPI CORP. CONSOLIDATED ALLOWANCE FOR UNCOLLECTIBLE RECEIVABLES
    FISCAL YEARS ENDED FEBRUARY 3, 1996, FEBRUARY 4, 1995
                   AND FEBRUARY 5, 1994


                          FEBRUARY 3,   FEBRUARY 4,   FEBRUARY 5,
                             1996          1995          1994
                          -----------   -----------   -----------
Balance at beginning
of year                     $  1,277     $    918       $  1,042
                            =========    =========      =========
Balance at end
of year                     $  1,216     $  1,277       $    918
                            =========    =========      =========



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