Form 10-Q
period 1996-07-20
CPI CORP
filed 1996-08-30
CIK 25354

SECURITIES AND EXCHANGE COMMISSION
                     Washington D.C.   20549

                           FORM 10-Q


        QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934


              For the Quarter Ended July 20, 1996
                 Commission File Number 1-10204


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

                                Yes ______X______  No ____________


     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock $.40 par value                13,919,062 shares
- ---------------------------       --------------------------------
          Class                     Outstanding at August 29, 1996

                             CPI CORP.
                              INDEX

Part I.  Financial Information:
   Item 1.  Financial Statements:
            Management's Discussion and Analysis - Overview

            Interim Condensed Consolidated Statements
              of Earnings - For the 12 Weeks Ended
              July 20, 1996 and July 22, 1995
            Management's Discussion and Analysis - Results
              of Operations - For the 12 Weeks Ended
              July 20, 1996 and July 22, 1995

            Interim Condensed Consolidated Statements
              of Earnings - For the 24 Weeks Ended
              July 20, 1996 and July 22, 1995
            Management's Discussion and Analysis - Results
              of Operations - For the 24 Weeks Ended
              July 20, 1996 and July 22, 1995

            Interim Condensed Consolidated Balance
              Sheets - July 20, 1996, July 22, 1995
              and February 3, 1996
            Management's Discussion and Analysis - Financial
              Condition

            Interim Condensed Consolidated Statements
              of Cash Flows - For the 24 Weeks Ended
              July 20, 1996 and July 22, 1995
            Management's Discussion and Analysis - Cash Flows

            Interim Condensed Consolidated Statements
              of Changes in Stockholders' Equity - For the 52 Weeks Ended February 3, 1996 and for the 24 Weeks Ended July 20, 1996

            Notes to Interim Condensed Consolidated
              Financial Statements

   Item 6.(a)  Exhibits
               Exhibit 11 - Computation of Earnings
                 per Common Share
               Exhibit 27 - Financial Data Schedule

Part II.  Other Information:
   Item 4      Submission of Matters to a Vote of
                 Security Holders
   Item 6.(b)  Reports on Form 8-K

Signature

Exhibit Index

MANAGEMENT'S DISCUSSION AND ANALYSIS--OVERVIEW
- ----------------------------------------------

To enhance understanding of the Company's financial results, the various components of the Management's Discussion and Analysis are presented following the pertinent financial data. Accordingly, in addition to this overview, separate analyses of the results of operations, financial condition and cash flows are provided. Also, the analysis of each business segment's net sales and operating earnings is provided in the results of operations analysis.

FISCAL YEARS
The Company's fiscal year ends the first Saturday of February. Accordingly, fiscal year 1995 ended February 3, 1996 and consisted of 52 weeks. The second fiscal quarters of 1996 and 1995 consisted of twelve weeks and ended July 20, 1996 and July 22, 1995, respectively. Throughout the Management's Discussion and Analysis and Notes to Interim Condensed Consolidated Financial Statements, reference to 1995 will mean the fiscal year end 1995 and reference to second quarter 1996 and second quarter 1995 will mean the second fiscal quarter of 1996 and 1995, respectively.

DISCONTINUED OPERATIONS
On April 4, 1996, the Company announced its intention to sell certain assets of its Electronic Publishing operations. On May 3, 1996, the Company completed the transaction for $4.8 million. Additionally, the purchaser assumed certain liabilities of the Electronic Publishing operation which aggregate approximately $900,000. A provision of $3.8 million was made in 1995 to reflect the discontinued business at its estimated realizable value. The Company classified the Electronic Publishing operation as a discontinued operation and reclassified the prior years' financial statements to reflect this transaction.

PHOTOFINISHING STORE SALE
On June 3, 1996, the Company announced the sale to Wolf Camera, Inc. of 50 one-hour photofinishing stores located in Florida, Georgia, Illinois and Tennessee for $1.9 million. The Company did not recognize a material gain or loss on the sale of these assets.

SUBSEQUENT EVENT
On August 8, 1996, the Company announced that it had entered into a definitive agreement with Eastman Kodak Company ("Kodak") to establish a joint venture with Kodak to own and operate the Company's retail photofinishing business. The retail photofinishing business is currently conducted by the Company's Fox Photo, Inc. ("Fox") and Proex Photo Systems, Inc. ("Proex") subsidiaries and operates under the trade names of Fox Photo, CPI Photo Finish and Proex. Proex is a wholly owned subsidiary of Fox.

Pursuant to a Subscription Agreement, dated August 8, 1996, by and among Kodak, the Company, Consumer Programs Holding, Inc. (a wholly owned subsidiary of the Company) ("Holding") and Fox (the

"Subscription Agreement"), Kodak will purchase new shares of Fox constituting 51% of the then outstanding common stock of Fox for a cash purchase price of $56.1 million. The purchase price will be subject to upward or downward adjustment to account for changes in Fox's net worth between April 27, 1996 and the date the transaction is consummated.

Pursuant to the terms of a Stockholders' Agreement (the "Stockholders' Agreement") to be entered into by Kodak, the Company, Holding and Fox upon consummation of the joint venture transaction, at any time from and after January 1, 1999 Kodak can require the Company to sell its interest in Fox and the Company can require Kodak to purchase the Company's interest in Fox for a price equal to 49% of (A) Fox's "fair market value" (as determined pursuant to the Stockholders' Agreement at the time such "put" or "call" right is exercised) less (B) $30 million. In no event, however, will such purchase price for the Company's remaining interest in Fox be less than $53.9 million. Additionally, prior to January 1, 1999, the Stockholders' Agreement will entitle Kodak to require that the Company sell its remaining interest in Fox to Kodak upon a "change in control" (as defined in the Stockholders' Agreement) of the Company for a purchase price of $53.9 million.

The Stockholders' Agreement provides that Kodak will designate four members and the Company will designate three members of Fox's seven-member Board of Directors. Alyn V. Essman, the Company's Chairman and Chief Executive Officer, will be the initial Chairman of Fox's Board of Directors. Certain specified significant actions will require the consent of both Kodak and the Company.

The consummation of the joint venture transaction is subject to customary conditions including the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the procurement of necessary third party consents.

On August 19, 1996, the Company announced that the Board of Directors had authorized the Company to purchase up to $50,000,000 of the Company's common stock pursuant to a "Dutch Auction" tender offer. The Company expects to use the proceeds from the sale of Fox's common stock pursuant to the Subscription Agreement to finance the tender offer.


CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF
EARNINGS (UNAUDITED)
(in thousands of dollars except per share amounts)
Twelve weeks ended July 20, 1996 and July 22, 1995


                                       Twelve Weeks Ended
                                      ---------------------
                                      July 20,    July 22,
                                        1996        1995
                                      ---------   ---------
Net sales                             $105,440    $107,056
Costs and expenses:
  Cost of sales (exclusive of
   depreciation expense shown below)    29,702      28,384
  Selling, administrative and
   general expenses                     66,372      64,232
  Depreciation                           8,766       8,041
  Amortization                             985       1,410
                                      ---------   ---------
                                       105,825     102,067
                                      ---------   ---------
Income (loss) from operations             (385)      4,989
Net interest expense                     1,038         993
Other income                               132          71
                                      ---------   ---------
Earnings (losses) before income taxes
  and discontinued operations           (1,291)      4,067
Income tax expense (benefit)              (478)      1,505
                                      ---------   ---------
Net earnings (losses) from
  continuing operations                   (813)      2,562
                                      ---------   ---------
Discontinued operations:
  Losses from operations, net of
    income tax benefit of $183 in
    1995                                   -          (310)
                                      ---------   ---------
Net earnings (losses)                 $   (813)   $  2,252
                                      =========   =========

Earnings per common share:
  Net earnings (losses) from
    continuing operations             $  (0.06)   $   0.18
  Net losses from discontinued
    operations                             -         (0.02)
                                      ---------   ---------
    Net earnings (losses) per share   $  (0.06)   $   0.16
                                      =========   =========

Dividends per common share            $   0.14    $   0.14
                                      =========   =========

Weighted average number of common
  and common equivalent shares
  outstanding (in thousands
  of shares)                            14,001      13,930
                                      =========   =========


See accompanying notes to consolidated financial statements.


MANAGEMENT'S DISCUSSION AND ANALYSIS--RESULTS OF OPERATIONS
- -----------------------------------------------------------

NET SALES (in thousands of dollars)
Twelve Weeks Ended July 20, 1996 and July 22, 1995
                                    Twelve Weeks Ended
                         ---------------------------------------
                           July 20,       July 22,      Amount
                             1996           1995        Change
                          ---------      ---------     --------
Portrait Studios          $ 51,354       $ 49,585      $ 1,769
Photofinishing              42,127         46,170       (4,043)
Wall Decor                  11,959         11,301          658
                          ---------      ---------     --------
     Total net sales      $105,440       $107,056      $(1,616)
                          =========      =========     ========

NET SALES
Sales from continuing operations decreased 1.5% to $105.4 million in the second quarter 1996 from $107.1 million in the second quarter 1995 due primarily to decreased sales in the Photofinishing segment partially offset by increased sales in the Portrait Studios and Wall Decor segments.

Portrait Studios sales were $51.4 million in the second quarter 1996, increasing 3.6% from $49.6 million recorded in the comparable period last year. Management believes the implementation of the Studio Enhancement Program, and the resulting Portrait Preview System(SM) and Custom Portraits by Sears programs, and the introduction of Portrait Creations(TM) in mid-1995 have contributed to higher sales as customers continue to respond favorably to this new technology. In the second quarter 1996, Portrait Studios customer volume was relatively unchanged and sales average increased compared to the second quarter of 1995.

In the Photofinishing segment, sales decreased 8.8% to $42.1 million in the second quarter 1996 compared to $46.2 million recorded in the corresponding period last year. The sales decrease reflects the sale of 50 locations in addition to the net closure of 32 locations from second quarter 1995 through second quarter 1996 and a decrease in the number of rolls of film developed in comparable stores partially offset by higher average sales per roll in comparable stores.

Sales in the Wall Decor segment were $12.0 million in the second quarter 1996, increasing 5.8% from $11.3 million recorded in the comparable period last year, due largely to the opening of 14 new locations since the end of the second quarter of 1995. Sales in same store Wall Decor locations were down 3.6% in the second quarter 1996 from the comparable period last year.

INCOME FROM OPERATIONS
Loss from operations was $385,000 in second quarter 1996, down from $5.0 million in income from operations recorded in second quarter
1995. This decrease is attributable to lower operating earnings in all three business segments as further discussed below.


OPERATING EARNINGS (in thousands of dollars)
Twelve Weeks Ended July 20, 1996 and July 22, 1995


                                   Twelve Weeks Ended
                         ---------------------------------------
                            July 20,       July 22,      Amount
                              1996           1995        Change
                           ---------      ---------     --------
Portrait Studios           $  3,382       $  5,192     $ (1,810)
Photofinishing                1,718          2,937       (1,219)
Wall Decor                     (462)            54         (516)
                           ---------      ---------     --------
  Total operating earnings $  4,638       $  8,183      $(3,545)
                           =========      =========     ========

OPERATING EARNINGS
Portrait Studio operating earnings decreased 34.9% to $3.4 million in the second quarter 1996 from $5.2 million in the second quarter 1995 due primarily to increased fixed charges and increased cost of sales resulting from the higher costs associated with maintaining the newer, more sophisticated technologies. The prior implementation of the Studio Enhancement Program and subsequent heavy investment in capital and service created fixed charges in depreciation and employment cost which disproportionately affect operating earnings in low activity periods such as the first and second fiscal quarters. For the second quarter 1996, depreciation and employment costs increased $701,000 and $861,000, respectively, over the comparable period last year.

Photofinishing operating earnings for the second quarter 1996 decreased to $1.7 million from the $2.9 million recorded in the comparable period last year due primarily to an unfavorable sales mix and a decrease in roll volume, which were slightly offset by higher average sales per roll in comparable stores.

The seasonally slow second quarter for the Wall Decor segment resulted in operating losses of $462,000, a decrease from the $54,000 operating earnings recorded in the second quarter of 1995, due primarily to seasonal losses from the addition of 14 locations opened during the latter part of 1995 and the first two quarters of 1996.

SELECTED FINANCIAL DATA (in thousands of dollars)
Twelve Weeks Ended July 20, 1996 and July 22, 1995


                                  Twelve Weeks Ended
                         ---------------------------------------
                             July 20,      July 22,      Amount
                               1996          1995        Change
                            ---------     ---------     --------
Total operating earnings    $  4,638      $  8,183      $(3,545)
General corporate
  expenses                     5,023         3,195       (1,828)
Interest expense               1,069         1,206          137
Interest income                   31           214         (183)
Other income                     132            71           61
                            ---------     ---------     --------
Earnings (losses)
  before income tax and
  discontinued operations     (1,291)        4,067       (5,358)
Income tax expense (benefit)    (478)        1,505        1,983
                            ---------     ---------     --------
Net earnings (losses) from
  continuing operations     $   (813)     $  2,562      $(3,375)
                            =========     =========     ========


NET EARNINGS (LOSSES)
Net losses from continuing operations were $813,000 in second quarter 1996, a decrease from the $2.6 million in net earnings recorded in second quarter 1995. This decrease is attributable to lower income from operations and an increase in corporate expense due to higher employee benefit costs.

Net losses per share from continuing operations were $0.06 per share in the second quarter 1996 compared to net income from continuing operations of $0.18 per share recorded in the second quarter 1995. Net earnings per share, including net losses from discontinued operations of $0.02 for second quarter 1995, were $0.16 per share. Weighted average number of common and common equivalent shares outstanding were 14,000,530 and 13,930,322 for second quarters 1996 and 1995, respectively.


CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF
EARNINGS (UNAUDITED)
(in thousands of dollars except per share amounts)
Twenty-four weeks ended July 20, 1996 and July 22, 1995


                                    Twenty-four Weeks Ended
                                    -----------------------
                                      July 20,    July 22,
                                        1996        1995
                                      ---------   ---------
Net sales                             $210,108    $210,449
Costs and expenses:
Cost of sales (exclusive of
   depreciation expense shown below)    58,453      56,144
  Selling, administrative and
   general expenses                    135,442     130,470
  Depreciation                          17,234      15,889
  Amortization                           1,959       2,757
                                      ---------   ---------
                                       213,088     205,260
                                      ---------   ---------
Income (loss) from operations           (2,980)      5,189
Net interest expense                     2,008       1,966
Other income                               331         156
                                      ---------   ---------
Earnings (losses) before income taxes
  and discontinued operations           (4,657)      3,379
Income tax expense (benefit)            (1,723)      1,250
                                      ---------   ---------
Net earnings (losses) from
  continuing operations                 (2,934)      2,129
                                      ---------   ---------
Discontinued operations:
  Losses from operations, net of
    income tax benefit of $324 in
    1995                                   -          (551)
                                      ---------   ---------
Net earnings (losses)                 $ (2,934)   $  1,578
                                      =========   =========

Earnings per common share:
  Net earnings (losses) from
    continuing operations             $  (0.21)   $   0.15
  Net losses from discontinued
    operations                             -         (0.04)
                                      ---------   ---------
    Net earnings (losses) per share   $  (0.21)   $   0.11
                                      =========   =========

Dividends per common share            $   0.28    $   0.28
                                      =========   =========

Weighted average number of common
  and common equivalent shares
  outstanding (in thousands
  of shares)                            13,982      13,914
                                      =========   =========


See accompanying notes to consolidated financial statements.



NET SALES (in thousands of dollars)
Twenty-four Weeks Ended July 20, 1996 and July 22, 1995

                                 Twenty-four Weeks Ended
                         ---------------------------------------
                           July 20,       July 22,      Amount
                             1996           1995        Change
                          ---------      ---------     --------
Portrait Studios          $108,215       $105,052      $ 3,163
Photofinishing              78,220         83,908       (5,688)
Wall Decor                  23,673         21,489        2,184
                          ---------      ---------     --------
     Total net sales      $210,108       $210,449      $  (341)
                          =========      =========     ========

NET SALES
Sales from continuing operations were relatively unchanged at $210.1 million for the first two quarters of 1996 when compared to the $210.4 million recorded for the comparable period of 1995 due to increased sales in the Portrait Studios and Wall Decor segments offsetting the decreased sales in the Photofinishing segment.

Portrait Studios sales were $108.2 million for the first two quarters of 1996, increasing 3.0% from $105.1 million recorded in the comparable period last year. Management believes the implementation of the Studio Enhancement Program, and the resulting Portrait Preview System(SM) and Custom Portraits by Sears programs, and the introduction of Portrait Creations(TM) in mid-1995 have contributed to higher sales as customers continue to respond favorably to this new technology. For the first two quarters of 1996, Portrait Studios customer volume and sales volume increased compared to the prior year's corresponding operating periods.

In the Photofinishing segment, sales decreased 6.8% to $78.2 million for the first two quarters of 1996 compared to $83.9 million recorded in the corresponding period last year. The sales decrease reflects the sale of 50 stores in addition to the net closure of 32 stores from second quarter 1995 through second quarter 1996 and a decrease in the number of rolls of film developed in comparable stores partially offset by higher average sales per roll in comparable stores.

Sales in the Wall Decor segment were $23.7 million for the first two quarters of 1996, increasing 10.2% from $21.5 million recorded in the comparable period last year, due largely to the opening of 14 new locations since the end of second quarter 1995. Sales in same store Wall Decor locations were down 1.5% for the first half of 1996 from the comparable period last year.

INCOME FROM OPERATIONS
Loss from operations was $3.0 million for the first two quarters of 1996, down from $5.2 million in income from operations recorded in the comparable period last year. This decrease is attributable to lower operating earnings in all three business segments as further discussed below.

OPERATING EARNINGS (in thousands of dollars)
Twenty-four Weeks Ended July 20, 1996 and July 22, 1995
                                 Twenty-four Weeks Ended
                         ---------------------------------------
                            July 20,       July 22,      Amount
                              1996           1995        Change
                           ---------      ---------     --------
Portrait Studios           $  7,887       $ 11,420      $(3,533)
Photofinishing                 (357)         1,180       (1,537)
Wall Decor                   (1,278)          (546)        (732)
                           ---------      ---------     --------
  Total operating earnings $  6,252       $ 12,054      $(5,802)
                           =========      =========     ========

OPERATING EARNINGS
Portrait Studio operating earnings decreased 30.9% to $7.9 million for the first two quarters of 1996 from $11.4 million for the first two quarters of 1995 due primarily to increased fixed charges and increased cost of sales resulting from the higher costs associated with maintaining newer, more sophisticated technologies.

The prior implementation of the Studio Enhancement Program and subsequent heavy investment in capital and service created fixed charges in depreciation and employment cost which disproportionately affect operating earnings in low activity periods such as the first and second fiscal quarters. For the first half of 1996, depreciation and employment were increased $1.5 million and $906,000, respectively, over the comparable period last year.

Photofinishing operating losses for the first two quarters of 1996 decreased to $357,000 from $1.2 million in operating earnings recorded in the comparable period last year due primarily to an unfavorable sales mix and a decrease in roll volume, which were partially offset by higher average sales per roll in comparable stores.

In the Wall Decor segment, which has a seasonally slow first half, operating losses were $1.3 million, an increase in operating losses from the $546,000 recorded for the first two quarters of 1995 due primarily to the seasonal losses from the addition of 14 locations opened since the end of the second quarter of 1995.


SELECTED FINANCIAL DATA (in thousands of dollars)
Twenty-four Weeks Ended July 20, 1996 and July 22, 1995


                                 Twenty-four Weeks Ended
                         ---------------------------------------
                            July 20,       July 22,      Amount
                              1996           1995        Change
                           ---------      ---------     --------
Total operating earnings   $  6,252       $ 12,054      $(5,802)
General corporate
  expenses                    9,232          6,865       (2,366)
Interest expense              2,087          2,315          228
Interest income                  79            349         (271)
Other income                    331            156          175
                           ---------      ---------     --------
Income (loss) before
  income tax and
  discontinued operations    (4,657)         3,379       (8,036)
Income tax expense
  (benefit)                  (1,723)         1,250        2,973
                           ---------      ---------     --------
Net income (loss) from
  continuing operations    $ (2,934)      $  2,129      $(5,063)
                           =========      =========     ========


NET EARNINGS (LOSSES)
Net losses from continuing operations were $2.9 million in the first two quarters of 1996, a decrease from $2.1 million in net income recorded in the first two quarters of 1995 resulting from lower income from operations and an increase in corporate expense due to higher employee benefit costs and severance and early retirement costs.

Net losses per share from continuing operations were $0.21 per share in the first two quarters of 1996 compared to net earnings of $0.15 per share recorded in the comparable period last year. Net earnings per share, including net losses from discontinued operations of $0.04 for the first two quarters of 1995, were $0.11 per share. Weighted average number of common and common equivalent shares outstanding were 13,982,022 and 13,913,751 for the first two quarters of 1996 and 1995, respectively.


CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS -
ASSETS (UNAUDITED) (in thousands of dollars)


                                   July 20,  July 22, February 3,
                                     1996      1995      1996
                                   --------  --------  ----------
Current assets:
  Cash                             $  3,374  $  2,424   $  3,815
  Short-term investments              2,762     7,335      4,516
  Receivables, less allowance
    of $1,081, $1,716 and $1,216,
    respectively                     18,999    20,231     17,994
  Inventories                        31,164    31,307     33,937
  Deferred income taxes, net            810       685      1,830
  Refundable income taxes             2,666       -          -
  Prepaid expenses and other
    current assets                    8,927    10,384     10,733
                                   --------- ---------  ---------
      Total current assets           68,702    72,366     72,825
                                   --------- ---------  ---------
Net property and equipment          170,200   170,103    167,944
Net assets of business held
  for sale                              -         -        5,055
Other assets:
  Intangible assets, net             50,214    54,516     51,071
  Other long-term assets              4,120     3,472      3,593
                                   --------- ---------  ---------
      Total assets                 $293,236  $300,457   $300,488
                                   ========= =========  =========

See accompanying notes to consolidated financial statements.


CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS -
LIABILITIES (UNAUDITED) (in thousands of dollars)


                                   July 20,  July 22, February 3,
                                     1996      1995      1996
                                  --------- --------- -----------
Current liabilities:
  Short-term borrowings            $  9,300  $ 19,300   $  2,875
  Current maturities of long-term
    obligations                       5,000        18      5,000
  Accounts payable                   29,517    30,526     22,783
  Accrued expenses and other
    liabilities                      20,219    18,967     25,710
  Income taxes                          -       1,765      7,645
                                   --------- ---------  ---------
      Total current liabilities      64,036    70,576     64,013
                                   --------- ---------  ---------
Long-term obligations, less
  current maturities                 54,846    59,777     54,804
Other liabilities                     4,228     3,525      5,476
Deferred income taxes, net            1,491     1,423      2,027
                                   --------- ---------  ---------
   Total liabilities               $124,601  $135,301   $126,320
                                   ========= =========  =========


See accompanying notes to consolidated financial statements.


CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS -
STOCKHOLDERS' EQUITY  (UNAUDITED)
(in thousands of dollars except per share amounts)


                                   July 20,  July 22,  February 3,
                                     1996      1995       1996
                                   --------- --------- -----------
Stockholders' equity:
   Preferred stock, no par value,
    1,000,000 shares authorized, no
    shares issued and outstanding       -         -          -
  Preferred stock, Series A, no par
    value                               -         -          -
  Common stock, $0.40 par value,
    50,000,000 shares authorized;
    17,221,551, 17,165,487 and
    17,169,402 shares outstanding
    at July 20, 1996, July 22,
    1995 and February 3, 1996,
    respectively                      6,889     6,866      6,868
  Additional paid-in capital         32,990    32,006     32,071
  Retained earnings                 206,192   204,142    213,015
  Cumulative foreign currency
    translation adjustment           (2,030)   (1,865)    (2,109)
                                   --------- ---------  ---------
                                    244,041   241,149    249,845
  Treasury stock at cost,
    3,302,548, 3,302,507 and
    3,302,548 shares at July 20,
    1996, July 22, 1995 and
    February 3, 1996, respectively  (74,533)  (74,532)   (74,533)
  Unamortized deferred
    compensation-restricted stock      (873)   (1,461)    (1,144)
                                   --------- ---------  ---------
  Total stockholders' equity        168,635   165,156    174,168
                                   --------- ---------  ---------
  Total liabilities and
    stockholders' equity           $293,236  $300,457   $300,488
                                   ========= =========  =========

See accompanying notes to consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS--FINANCIAL CONDITION
- ---------------------------------------------------------


Total assets at the end of second quarter 1996 decreased from year-end 1995, reflecting decreases in short-term investments, inventories and net assets of business held for sale offset by an increase in refundable income taxes. The balances of cash and short-term investments were $6.1 million, $9.8 million and $8.3 million on July 20, 1996, July 22, 1995 and February 3, 1996, respectively.

Total liabilities decreased $1.7 million to $124.6 million at the end of the second quarter 1996 from $126.3 million recorded at year-end, reflecting an increase in short-term borrowings offset by a decrease in income tax liabilities.

Stockholders' equity decreased 3.2% to $168.6 million in second quarter 1996 from year-end due primarily to a decrease in retained earnings of $6.8 million.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (in thousands of dollars)
Twenty-four weeks ended July 20, 1996 and July 22, 1995
                                               24 Weeks Ended
                                              ------------------
                                              July 20,  July 22,
                                                1996      1995
                                              --------  --------
Cash flows provided by operating activities   $13,792   $13,341
Cash flows provided by (used in)
  financing activities:
  Proceeds from the issuance of
    short-term borrowings                       6,425    12,450
  Repayment of long-term obligations              -        (113)
  Issuance of common stock to
    employee stock plans                          939       744
  Cash dividends                               (3,889)   (3,875)
  Purchase of treasury stock                      -          (1)
                                              --------  --------
    Cash flows provided by
      financing activities                      3,475     9,205
                                              --------  --------
Cash flows provided by (used in)
  investing activities:
  Purchases of short-term investments             -      (5,106)
  Proceeds from maturing of
    short-term investments                        -       4,983
  Additions to property and equipment         (19,490)  (27,429)
                                              --------  --------
    Cash flows used in investing activities   (19,490)  (27,552)
                                              --------  --------
Effect of exchange rate changes on
  cash and equivalents                             29       293
                                              --------  --------
Net decrease in cash and cash equivalents      (2,194)   (4,713)
Cash and cash equivalents at
  beginning of year                             8,331     9,214
                                              --------  --------
Cash and cash equivalents at end of period    $ 6,137   $ 4,501
                                              ========  ========
Supplemental cash flow information:

  Interest paid                               $ 2,202   $ 2,525
                                              ========  ========
  Income taxes paid                           $ 8,459   $ 8,661
                                              ========  ========

See accompanying notes to consolidated financial statements.


CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
RECONCILIATION OF NET EARNINGS TO CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES (UNAUDITED) (in thousands of dollars)
Twenty-four weeks ended July 20, 1996 and July 22, 1995


                                               24 Weeks Ended
                                              -----------------
                                              July 20,  July 22,
                                                1996      1995
                                              --------  --------
Net profit (loss) from continuing operations  $(2,934)  $ 2,129

Adjustments for items not requiring cash:
  Depreciation and amortization                19,193    18,646
  Deferred income taxes                           484       357
  Deferred compensation                        (1,247)     (821)
  Other                                        (1,266)     (963)

Decrease (increase) in current assets:
  Receivables and inventories                   1,769     5,629
  Deferred costs applicable to
    unsold portraits                              -         173
  Assets held for resale                        5,055       -
  Prepaid expenses and other current assets     1,806      (440)

Increase (decrease) in current liabilities:
  Accounts payable, accrued expenses
    and other liabilities                       1,242    (3,419)
  Income taxes                                (10,310)   (8,003)
                                              --------  --------
Cash flows from continuing operations          13,792    13,288
Cash flows from discontinued operations           -          53
                                              --------  --------
Cash flows used in operating activities       $13,792   $13,341
                                              ========  ========

See accompanying notes to consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS--CASH FLOWS
- ------------------------------------------------


Capital expenditures for the first two quarters of 1996 were $19.5 million, down from the $27.4 million incurred in the first half of 1995. Planned capital expenditures for the entire fiscal year 1996 are expected to be lower than those of fiscal 1995. The Company believes it has sufficient liquidity over the course of the year to fund the planned capital expenditure program through borrowings under the revolving credit agreement and operating cash flows.

On August 19, 1996, the Company announced that the Board of
Directors had authorized the Company to purchase up to $50.0 million of the Company's common stock pursuant to a "Dutch Auction" tender offer. The Company expects to use the proceeds from the announced joint venture with Eastman Kodak to finance the tender offer.


CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY - COMMON STOCK, ADDITIONAL PAID-IN CAPITAL AND
RETAINED EARNINGS (UNAUDITED) (in thousands of dollars)
Fifty-two weeks ended February 3, 1996, and Twenty-four weeks ended
July 20, 1996


                                                Add'l
                                       Common  Paid-In  Retained
                                       Stock   Capital  Earnings
                                       ------- -------- ---------
Balance at February 4, 1995            $6,849  $31,278  $206,440

 Issuance of common stock:
  Profit sharing plan and trust
   (40,459 shares)                         16      707         -
  Stock bonus plan (1,429 shares)           1       20         -
  Employee stock plans (3,915 shares)       2       66         -
 Foreign currency translation               -        -         -
 Dividends ($0.56 per common share)         -        -    (7,758)
 Net earnings                               -        -    14,333
 Purchase of treasury stock, at cost        -        -         -
 Amortization of deferred
  compensation-restricted stock             -        -         -
                                       ------- -------- ---------
Balance at February 3, 1996             6,868   32,071   213,015

 Issuance of common stock:
  Profit sharing plan and trust
   (40,725 shares)                         16      754         -
  Stock bonus plan (6,766 shares)           3       96         -
  Employee stock plans (4,658 shares)       2       69         -
 Foreign currency translation               -        -         -
 Dividends ($0.28 per common share)         -        -    (3,889)
 Net loss                                   -        -    (2,934)
 Amortization of deferred
  compensation-restricted stock             -        -         -
                                       ------- -------- ---------
Balance at July 20, 1996               $6,889  $32,990  $206,192
                                       ======= ======== =========



See accompanying notes to consolidated financial statements.


CPI CORP. INTERIM CONDENSED CPI CORP. INTERIM CONDENSED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY -
CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT AND TREASURY
STOCK AT COST (UNAUDITED) (in thousands of dollars)
Fifty-two weeks ended February 3, 1996 and Twenty-four weeks ended
July 20, 1996


                                        Cumulative
                                         Foreign
                                         Currency      Treasury
                                        Translation     Stock
                                        Adjustment     At Cost
                                        ------------   ---------
Balance at February 4, 1995             $(2,279)       $(74,531)

 Issuance of common stock:
  Profit sharing plan and trust
   (40,459 shares)                            -               -
  Stock bonus plan (1,429 shares)             -               -
  Employee stock plans (3,915 shares)         -               -
 Foreign currency translation               170               -
 Dividends ($0.56 per common share)           -               -
 Net earnings                                 -               -
 Purchase of treasury stock, at cost          -              (2)
 Amortization of deferred
  compensation-restricted stock               -               -
                                        --------       ---------
Balance at February 3, 1996              (2,109)        (74,533)


 Issuance of common stock:
  Profit sharing plan and trust
   (40,725 shares)                            -               -
  Stock bonus plan (6,658 shares)             -               -
  Employee stock plans (4,658 shares)         -               -
 Foreign currency translation                79               -
 Dividends ($0.28 per common share)           -               -
 Net loss                                     -               -
 Amortization of deferred
  compensation-restricted stock               -               -
                                        --------       ---------
Balance at July 20, 1996                $(2,030)       $(74,533)
                                        ========       =========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY - DEFERRED COMPENSATION-RESTRICTED STOCK AND
TOTAL (UNAUDITED) (in thousands of dollars)
Fifty-two weeks ended February 3, 1996 and Twenty-four weeks ended
July 20, 1996


                                         Deferred
                                        Compensation-
                                         Restricted
                                           Stock        Total
                                        -------------  ---------
Balance at February 4, 1995             $(1,757)       $166,000

 Issuance of common stock:
  Profit sharing plan and trust
   (40,459 shares)                            -             723
  Stock bonus plan (1,429 shares)             -              21
  Employee stock plans (3,915 shares)         -              68
 Foreign currency translation                 -             170
 Dividends ($0.56 per common share)           -          (7,758)
 Net earnings                                 -          14,333
 Purchase of treasury stock, at cost          -              (2)
 Amortization of deferred
  compensation-restricted stock             613             613
                                        --------       ---------
Balance at February 3, 1996              (1,144)        174,168


 Issuance of common stock:
  Profit sharing plan and trust
   (40,725 shares)                            -             770
  Stock bonus plan (6,766 shares)             -              99
  Employee stock plans (4,658 shares)         -              71
  Foreign currency translation                -              79
 Dividends ($0.28 per common share)           -          (3,889)
 Net loss                                     -          (2,934)
 Amortization of deferred
  compensation-restricted stock             271             271
                                        --------       ---------
Balance at July 20, 1996                $  (873)       $168,635
                                        ========       =========

See accompanying notes to consolidated financial statements.

                           CPI CORP.
 NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial position as of July 20, 1996, July 22, 1995 and February 3, 1996 and the results of its operations and changes in its cash flows for the 24 weeks ended July 20, 1996 and July 22, 1995. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's annual report on Form 10-K for its fiscal year ended February 3, 1996.

2. Short-term investments are comprised of money market instruments which aggregated $2.8 million, $7.3 million and $4.5 million as of July 20, 1996, July 22, 1995, and February 3, 1996, respectively, and are stated at cost which approximates market.

3. On April 4, 1996, the Company announced its intention to sell certain assets of its Electronic Publishing operations. On May 3, 1996, the Company completed the transaction for $4.8
   million.   Additionally, the purchaser assumed certain
   liabilities of the Electronic Publishing operation which aggregate approximately $900,000. A provision of $3.8 million was made in 1995 to reflect the discontinued business at its estimated realizable value. The Company classified the Electronic Publishing operation as a discontinued operation and reclassified the prior years' financial statements to reflect this transaction.

4. The components of net interest expense are as follows:

                         --12 weeks ended--  --24 weeks ended--
                         July 20,  July 22,  July 20,  July 22,
                           1996      1995      1996      1995
                         --------- --------  --------  --------
   Interest expense      $ 1,069   $ 1,207   $ 2,087   $ 2,315
   Interest income           (31)     (214)      (79)     (349)
                         --------  --------  --------  --------
    Net interest expense $ 1,038   $   993   $ 2,008   $ 1,966
                         ========  ========  ========  ========

5. On June 3, 1996, the Company announced the sale to Wolf Camera, Inc. of 50 one-hour photofinishing stores located in Florida, Georgia, Illinois and Tennessee for $1.9 million. The Company did not recognize a material gain or loss on the sale of these assets.

                           CPI CORP.
 NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (UNAUDITED) (CONTINUED)

6. On August 8, 1996, the Company announced that it had entered into a definitive agreement with Eastman Kodak Company ("Kodak") to establish a joint venture with Kodak to own and operate the Company's retail photofinishing business. The retail photofinishing business is currently conducted by the Company's Fox Photo, Inc. ("Fox") and Proex Photo Systems, Inc. ("Proex") subsidiaries and operates under the trade names of Fox Photo, CPI Photo Finish and Proex. Proex is a wholly owned subsidiary of Fox.

   Pursuant to a Subscription Agreement, dated August 8, 1996, by and among Kodak, the Company, Consumer Programs Holding, Inc. (a wholly owned subsidiary of the Company) ("Holding") and Fox (the "Subscription Agreement"), Kodak will purchase new shares of Fox constituting 51% of the then outstanding common stock of Fox for a cash purchase price of $56.1 million. The purchase price will be subject to upward or downward adjustment to account for changes in Fox's net worth between April 27, 1996 and the date the transaction is consummated.

   Pursuant to the terms of a Stockholders' Agreement (the "Stockholders' Agreement") to be entered into by Kodak, the Company, Holding and Fox upon consummation of the joint venture transaction, at any time from and after January 1, 1999 Kodak can require the Company to sell its interest in Fox and the Company can require Kodak to purchase the Company's interest in Fox for a price equal to 49% of (A) Fox's "fair market value" (as determined pursuant to the Stockholders' Agreement at the time such "put" or "call" right is exercised) less (B) $30 million. In no event, however, will such purchase price for the Company's remaining interest in Fox be less than $53.9 million. Additionally, prior to January 1, 1999, the Stockholders' Agreement will entitle Kodak to require that the Company sell its remaining interest in Fox to Kodak upon a "change in control" (as defined in the Stockholders' Agreement) of the Company for a purchase price of $53.9 million.

   The Stockholders' Agreement provides that Kodak will designate four members and the Company will designate three members of Fox's seven-member Board of Directors. Alyn V. Essman, the Company's Chairman and Chief Executive Officer, will be the initial Chairman of Fox's Board of Directors. Certain specified significant actions will require the consent of both Kodak and the Company.

   The consummation of the joint venture transaction is subject to customary conditions including the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the procurement of

                           CPI CORP.
 NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (UNAUDITED) (CONTINUED)

   necessary third party consents.

   On August 19, 1996, the Company announced that the Board of Directors had authorized the Company to purchase up to $50,000,000 of the Company's common stock pursuant to a "Dutch Auction" tender offer. The Company expects to use the proceeds from the sale of Fox's common stock pursuant to the Subscription Agreement to finance the tender offer.

                 PART I.  FINANCIAL INFORMATION



ITEM 6(a). EXHIBITS


     Exhibit 11 - Computation of Earnings per Common Share
                  Twelve Weeks Ended July 22, 1996 and
                  July 20, 1995

     Exhibit 11 - Computation of Earnings per Common Share
                  Twenty-four Weeks Ended July 22, 1996
                  and July 20, 1995

     Exhibit 27 - Financial Data Schedule

                 PART II.  OTHER INFORMATION



ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Annual Meeting of Shareholders was held in St. Louis, Missouri on Tuesday, June 6, 1996. The following items were voted on and the results are listed below:

       a) The following individuals were elected to the Company's Board of Directors:


Results of Votes for Directors

                                     Shares         Shares
                                       For         Withheld
                                   ----------     ----------
           Milford Bohm            12,012,617      273,287
           Alyn V. Essman          12,019,843      266,061
           Lee M. Liberman         12,133,324      152,581
           Robert L. Virgil        12,140,033      145,901
           Russell Isaak           12,020,243      265,661
           Nicholas L. Reding      12,141,025      144,879
           Mary Ann Krey           12,141,494      144,410
           Martin Sneider          12,138,741      147,163


       b) The Board of Directors' appointment of KPMG Peat Marwick LLP to audit the Company's accounts for the 1996 fiscal year was approved by a vote of 12,256,255 shares in favor, 14,171 shares opposed and 15,478 shares abstaining.


ITEM 6(b)  REPORTS ON FORM 8-K

       -- On June 13, 1996, CPI Corp. submitted the Asset Purchase Agreement, executed on June 3, 1996, between Fox Photo, Inc. and Wolf Camera, Inc. for the purchase of fifty retail one-hour photofinishing stores and the Amendment to Asset Purchase Agreement, executed on June 3, 1996, between Fox Photo, Inc. and Wolf Camera, Inc.

                          SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





CPI Corp.




Date:  August 30, 1996          By:  /s/ Barry Arthur
                                     ---------------------------
                                     Barry Arthur
                                     Authorized Officer and
                                     Principal Financial Officer

                               CPI CORP.

                             EXHIBIT INDEX



PART I.


Item 6(a)  Exhibits

       Exhibit 11 - Computation of Earnings Per Share
                    Twelve Weeks Ended July 20, 1996
                    and July 22, 1995

       Exhibit 11 - Computation of Earnings Per Share
                    Twenty-four Weeks Ended July 20, 1996
                    and July 22, 1995

       Exhibit 27 - Financial Data Schedule