Form 10-Q
period 1996-11-09
CPI CORP
filed 1996-12-17
CIK 25354

SECURITIES AND EXCHANGE COMMISSION
                     Washington D.C.   20549

                           FORM 10-Q

        QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934


              For the Quarter Ended November 9, 1996
                 Commission File Number 1-10204


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

                               Yes ______X______  No ____________


     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock $.40 par value            11,684,297 shares
---------------------------     --------------------------------
          Class                 Outstanding at December 17, 1996

                             CPI CORP.
                              INDEX

Part I.  Financial Information:
   Item 1.  Financial Statements:
            Management's Discussion and Analysis - Overview  3-4

            Interim Condensed Consolidated Statements
              of Earnings - For the 16 Weeks Ended
              November 9, 1996 and November 11, 1995           5
            Management's Discussion and Analysis - Results
              of Operations - For the 16 Weeks Ended
              November 9, 1996 and November 11, 1995         6-9

            Interim Condensed Consolidated Statements
              of Earnings - For the 40 Weeks Ended
              November 9, 1996 and November 11, 1995          10
            Management's Discussion and Analysis - Results
              of Operations - For the 40 Weeks Ended
              November 9, 1996 and November 11, 1995       11-14

            Interim Condensed Consolidated Balance
              Sheets - November 9, 1996,
              November 11, 1995 and February 3, 1996       15-17
            Management's Discussion and Analysis -
              Financial Condition                             18

            Interim Condensed Consolidated Statements
              of Cash Flows - For the 40 Weeks Ended
              November 9, 1996 and November 11, 1995       19-20
            Management's Discussion and Analysis -
              Cash Flows                                      21

            Interim Condensed Consolidated Statements
              of Changes in Stockholders' Equity - For
              the 52 Weeks Ended February 3, 1996 and
              for the 40 Weeks Ended November 9, 1996      22-24

            Notes to Interim Condensed Consolidated
              Financial Statements                         25-27

   Item 6.(a)  Exhibits                                       28
               Exhibit 11 - Computation of Earnings
                 per Common Share                          32-33
               Exhibit 27 - Financial Data Schedule

Part II.  Other Information:
   Item 6.(b)  Reports on Form 8-K                            29

Signature                                                     30

Exhibit Index                                                 31

MANAGEMENT'S DISCUSSION AND ANALYSIS--OVERVIEW
----------------------------------------------

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

FISCAL YEARS
The Company's fiscal year ends the first Saturday of February. Accordingly, fiscal year 1995 ended February 3, 1996 and consisted of 52 weeks. The third fiscal quarters of 1996 and 1995 consisted of sixteen weeks and ended November 9, 1996 and November 11, 1995, respectively. Throughout the Management's Discussion and Analysis and Notes to Interim Condensed Consolidated Financial Statements, reference to 1995 will mean the fiscal year end 1995 and reference to third quarter 1996 and third quarter 1995 will mean the third fiscal quarter of 1996 and 1995, respectively.

DISCONTINUED OPERATIONS
On April 4, 1996, the Company announced its intention to sell certain assets of its Electronic Publishing operations. On May 3, 1996, the Company completed the transaction for $4.8 million. Additionally, the purchaser assumed certain liabilities of the Electronic Publishing operation which aggregate approximately $900,000. A provision of $3.8 million was made in 1995 to reflect the discontinued business at its estimated realizable value. The Company has classified the Electronic Publishing operation as a discontinued operation and reclassified the prior years' financial statements to reflect this transaction.

PHOTOFINISHING STORE SALE
On June 3, 1996, the Company announced the sale to Wolf Camera, Inc. of 50 one-hour photofinishing stores located in Florida, Georgia, Illinois and Tennessee for $1.9 million. The Company did not recognize a material gain or loss on the sale of these assets.

JOINT VENTURE WITH KODAK
On October 4, 1996, the Company entered into a joint venture with Eastman Kodak Company ("Kodak"). The new joint venture, plans for which were announced by the Company on August 8, 1996, will own and operate the Company's retail photofinishing business previously conducted by the Company's Fox Photo, Inc. ("Fox") and Proex Photo Systems, Inc. ("Proex") subsidiaries and operate under the trade names of Fox Photo, CPI Photo Finish and Proex. Proex is a wholly owned subsidiary of Fox.

In executing the Subscription Agreement, dated August 8, 1996, by and among Kodak, the Company, Consumer Programs Holding, Inc. (a wholly owned subsidiary of the Company) ("Holding") and Fox (the "Subscription Agreement"), Kodak agreed to purchase at Closing new shares of Fox constituting 51% of the then outstanding common stock of Fox for a cash purchase price of $56.1 million, subject to adjustment changes in Fox's net worth between April 27, 1996 and the October 4, 1996 consummation date. The Company recognized a gain, net of taxes, of $3.9 million or $0.28 per share. On a prospective basis, the new joint venture will be reflected as a minority interest investment within the financial statements. (See Notes to Interim Condensed Consolidated Financial Statements for further discussion and proforma information.)

Pursuant to the terms of a Stockholders' Agreement (the "Stockholders' Agreement") executed October 4, 1996 by Kodak, the Company, Holding and Fox, at any time from and after January 1, 1999, Kodak can require the Company to sell its interest in Fox and the Company can require Kodak to purchase the Company's interest in Fox for a price equal to 49% of (A) Fox's "fair market value" (as determined pursuant to the Stockholders' Agreement at the time such "put" or "call" right is exercised) less (B) $30 million. In no event, however, will such purchase price for the Company's remaining interest in Fox be less than $53.9 million. Additionally, prior to January 1, 1999, the Stockholders' Agreement will entitle Kodak to require that the Company sell its remaining interest in Fox to Kodak upon a "change in control" (as defined in the Stockholders' Agreement) of the Company for a purchase price of $53.9 million.

The Stockholders' Agreement also provided that Kodak designate four members and the Company designate three members of Fox's seven-member Board of Directors. Alyn V. Essman, the Company's Chairman and Chief Executive Officer, is the initial Chairman of Fox's Board of Directors. Certain specified significant actions will require the consent of both Kodak and the Company.

SUBSEQUENT EVENT
On November 12, 1996, the Company, as authorized by the Board of Directors, completed the previously announced "Dutch Auction" tender offer by purchasing 2,250,000 shares of the Company's common stock at $19.00 per share for $42.8 million. The Company used the proceeds from the sale of Fox's common stock to finance the tender offer.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENT OF
EARNINGS (UNAUDITED)
(in thousands of dollars except per share amounts)
Sixteen weeks ended November 9, 1996 and November 11, 1995

                                           Sixteen Weeks Ended
                                          ----------------------
                                           Nov. 9,      Nov. 11,
                                            1996         1995
                                          ---------    ---------
Net sales                                 $145,435     $166,156

Costs and expenses:
  Cost of sales (exclusive of
   depreciation expense shown below)        35,446       41,923
  Selling, administrative and
   general expenses                         94,736      104,566
  Depreciation                              10,917       11,185
  Amortization of intangibles                1,084        1,745
                                          ---------    ---------
                                           142,183      159,419
                                          ---------    ---------
Income from operations                       3,252        6,737

Net interest expense                         1,145        1,691

Minority interest in venture                  (430)          --

Gain on sale of interest in
  photofinishing segment                     6,180           --

Other income                                   150          147
                                          ---------    ---------
Earnings before income taxes                 8,007        5,193

Income tax expense                           2,963        1,923
                                          ---------    ---------
Net earnings from continuing operations      5,044        3,270
                                          ---------    ---------
Loss from discontinued operations,
  net of tax benefit                            --          (94)
                                          ---------    ---------
Net earnings                              $  5,044     $  3,176
                                          =========    =========
Net earnings per share from
    continuing operations                 $   0.36     $   0.24
Net loss per share from
  discontinued operations                      --         (0.01)
                                          ---------    ---------
Net earnings per share                    $   0.36     $   0.23
                                          =========    =========
Weighted average number of common and
  common equivalent shares outstanding      14,066       14,090
                                          =========    =========

See accompanying notes to consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS--RESULTS OF OPERATIONS
-----------------------------------------------------------

NET SALES (in thousands of dollars)
Sixteen Weeks Ended November 9, 1996 and November 11, 1995


                                   Sixteen Weeks Ended
                         ---------------------------------------
                           Nov. 9,        Nov. 11,      Amount
                             1996           1995        Change
                          ---------      ---------     ---------
Portrait Studios          $ 91,300       $ 91,156      $    144
Photofinishing              36,437         58,028       (21,591)
Wall Decor                  17,698         16,972           726
                          ---------      ---------     ---------
     Total net sales      $145,435       $166,156      $(20,721)
                          =========      =========     =========



NET SALES
Sales from continuing operations decreased 12.5% to $145.4 million in the third quarter 1996 from $166.2 million in the third quarter 1995 due primarily to decreased sales in the Photofinishing segment as further discussed below.

Portrait Studios sales were $91.3 million in the third quarter 1996, relatively unchanged from the $91.2 million recorded in the comparable period last year. Although Portrait Studios' customer volume increased in third quarter 1996, sales were level with the comparable period last year as customers reduced their purchases of portraits and related items.

Due to the formation of the joint venture on October 4, 1996, sales for the Photofinishing segment were not reflected for the last five weeks of the quarter and, on a prospective basis, will not be reflected for the Company. As a result, sales decreased to $36.4 million in the third quarter 1996 compared to $58.0 million recorded in the corresponding period last year. For the comparable weeks, sales were down, reflecting the sale of 50 locations in addition to the net closure of 37 locations from third quarter 1995 until the joint venture formation. Sales were also down due to decreases in the number of rolls of film developed offset slightly by higher average sales per roll in comparable stores.

Sales in the Wall Decor segment were $17.7 million in the third quarter 1996, increasing 4.3% from $17.0 million recorded in the comparable period last year, due largely to the net opening of 13 new locations since the end of the third quarter of 1995. Sales in same store Wall Decor locations were down 3.0% in the third quarter 1996 from the comparable period last year.

INCOME FROM OPERATIONS
Income from operations was $3.3 million in the third quarter 1996, down from $6.7 million recorded in third quarter 1995. This decrease is attributable to lower operating earnings in the Photography and Wall Decor segments as further discussed below.

OPERATING EARNINGS (in thousands of dollars)
Sixteen Weeks Ended November 9, 1996 and November 11, 1995
                                  Sixteen Weeks Ended
                         ---------------------------------------
                             Nov. 9,       Nov. 11,      Amount
                              1996           1995        Change
                           ---------      ---------    ---------
Portrait Studios           $  8,222       $ 12,399     $ (4,177)
Photofinishing                  439           (125)         564
Wall Decor                     (220)           972       (1,192)
                           ---------      ---------    ---------
  Total operating earnings $  8,441       $ 13,246     $ (4,805)
                           =========      =========    =========

OPERATING EARNINGS
Portrait Studio operating earnings decreased 33.7% to $8.2 million in the third quarter 1996 from $12.4 million in the third quarter 1995 due primarily to increased fixed charges and increased cost of sales resulting from the higher costs associated with maintaining the newer, more sophisticated technologies. For the third quarter 1996, depreciation and employment costs increased $826,000 and $1.0 million, respectively, over the comparable period last year. However, advertising costs have decreased $1.0 million for the third quarter 1996 compared to prior year.

In the Photofinishing segment, third quarter 1996 represents eleven weeks of operating earnings compared to the sixteen weeks of operating losses shown in third quarter 1995 as a result of the formation of the new joint venture October 4, 1996. The increase to $439,000 in third quarter 1996 operating earnings from the $125,000 operating loss recorded in the comparable period last year is due to the closure of several unprofitable locations and the exclusion of five weeks of the seasonally unprofitable, post vacation portion of the quarter.

The third quarter for the Wall Decor segment resulted in operating losses of $220,000, a decrease from the $972,000 operating earnings recorded in the third quarter of 1995, due primarily to reduced sales in same store locations.

SELECTED FINANCIAL DATA (in thousands of dollars)
Sixteen Weeks Ended November 9, 1996 and November 11, 1995

                                    Sixteen Weeks Ended
                         ---------------------------------------
                              Nov. 9,      Nov. 11,      Amount
                               1996          1995        Change
                            ---------     ---------     --------
Total operating earnings    $  8,441      $ 13,246      $(4,805)
General corporate
  expenses                     5,189         6,509        1,320
Interest expense               1,341         1,753          412
Interest income                  196            62          134
Minority interest in
  venture                       (430)           --         (430)
Gain on sale of interest
  in photofinishing segment    6,180            --        6,180
Other income                     150           147            3
                            ---------     ---------     --------
Earnings before income
  tax and discontinued
  operations                   8,007         5,193        2,814
Income tax expense             2,963         1,923       (1,040)
                            ---------     ---------     --------
Net earnings from
  continuing operations     $  5,044      $  3,270      $ 1,774
                            =========     =========     ========

NET EARNINGS
Net earnings from continuing operations were $5.0 million in third quarter 1996, an increase of 54.3% from the $3.3 million in net earnings from continuing operations recorded in third quarter 1995. Before the consideration of the $3.9 million (net of taxes) gain attributable to the sale of 51% of the Company's interest in its Photofinishing segment and the resulting joint venture formation, net earnings from continuing operations would have declined 64.8% to $1.2 million for the third quarter of 1996 compared to the same period last year. This decrease is due to decreased operating earnings offset by lower corporate expense, resulting from decreases in administrative salaries and overhead, and lower net interest expense, due to the proceeds of the sale of Fox common stock being used to pay down existing lines of credit.

Net earnings per share from continuing operations were $0.36 per share in the third quarter 1996, including a $0.28 per share gain attributable to the joint venture formation, as compared to the $0.24 per share recorded in the third quarter 1995. Net earnings per share, including net losses from discontinued operations of $0.01 for third quarter 1995, were $0.23 per share. Weighted average number of common and common equivalent shares outstanding were 14,065,980 and 14,090,218 for third quarters 1996 and 1995, respectively.


CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENT OF
EARNINGS (UNAUDITED)
(in thousands of dollars except per share amounts)
Forty weeks ended November 9, 1996 and November 11, 1995


                                          Forty Weeks Ended
                                     --------------------------
                                     November 9,   November 11,
                                         1996          1995
                                     -----------   ------------
Net sales                            $  355,543    $   376,605

Costs and expenses:
  Cost of sales (exclusive of
   depreciation expense shown below)     93,898         98,067
  Selling, administrative and
   general expenses                     230,178        235,035
  Depreciation                           28,151         27,075
  Amortization                            3,043          4,502
                                     -----------   ------------
                                        355,270        364,679
                                     -----------   ------------
Income from operations                      273         11,926

Net interest expense                      3,153          3,658

Minority interest in venture               (430)            --

Gain on sale of interest in
  photofinishing segment                  6,180             --

Other income                                480            304
                                     -----------   ------------
Earnings before income taxes              3,350          8,572
Income tax expense                        1,239          3,174
                                     -----------   ------------
Net earnings from continuing
  operations                              2,111          5,398
                                     -----------   ------------
Loss from discontinued operations,
  net of tax benefit                         --           (644)
                                     -----------   ------------

Net earnings                         $    2,111    $     4,754
                                     ===========   ============
Net earnings per share from
  continuing operations              $     0.15    $      0.39
Net loss per share from
  discontinued operations                    --          (0.05)
                                     -----------   -------------
Net earnings per share               $     0.15    $      0.34
                                     ===========   =============
Weighted average number of common
  and common equivalent shares
  outstanding (in thousands
  of shares)                             14,016         13,984
                                     ===========   ============

See accompanying notes to consolidated financial statements.


MANAGEMENT'S DISCUSSION AND ANALYSIS--RESULTS OF OPERATIONS
-----------------------------------------------------------

NET SALES (in thousands of dollars)
Forty Weeks Ended November 9, 1996 and November 11, 1995
                                   Forty Weeks Ended
                         ---------------------------------------
                            Nov. 9,       Nov. 11,      Amount
                             1996           1995        Change
                          ---------      ---------     --------
Portrait Studios          $199,654       $196,208      $  3,446
Photofinishing             114,518        141,937       (27,419)
Wall Decor                  41,371         38,460         2,911
                          ---------      ---------     ---------
     Total net sales      $355,543       $376,605      $(21,062)
                          =========      =========     =========

NET SALES
Sales from continuing operations decreased 5.6% to $355.5 million for the first three quarters of 1996 when compared to $376.6 million recorded for the comparable period of 1995 due to increased sales in the Portrait Studios and Wall Decor segments offsetting the decreased sales in the Photofinishing segment as further discussed below.

Portrait Studios sales were $199.7 million for the first three quarters of 1996, increasing 1.8% from $196.2 million recorded in the comparable period last year. Management believes the implementation of the Studio Enhancement Program, and the resulting Portrait Preview System(SM) and Custom Portraits by Sears programs, and the introduction of Portrait Creations(TM) in mid-1995 have contributed to higher sales as customers responded favorably to this new technology. For the first three quarters of 1996, Portrait Studios customer volume increased compared to the prior year's corresponding operating periods.

As previously discussed, due to the formation of the joint venture on October 4, 1996, sales for the Photofinishing segment were not reflected for the last five weeks of the third quarter and, on a prospective basis, will not be reflected for the Company. As a result, sales decreased to $114.5 million in the first three quarters of 1996 compared to $141.9 million recorded in the corresponding period last year. For comparable weeks, sales were down, reflecting the sale of 50 locations, the net closure of 37 locations from third quarter 1995 until the joint venture formation and a decrease in the number of rolls of film developed in comparable stores partially offset by higher average sales per roll in comparable stores.

Sales in the Wall Decor segment were $41.4 million for the first three quarters of 1996, increasing 7.6% from $38.5 million recorded in the comparable period last year due largely to the net opening of 13 new locations since the end of the third quarter of 1995. Sales in same store Wall Decor locations were down 3.0% for the first three quarters of 1996 from the comparable period last year.

INCOME FROM OPERATIONS
Income from operations was $273,000 for the first three quarters of 1996, down from $11.9 million recorded in the comparable period last year. This decrease is attributable to lower operating earnings in all three business segments as further discussed below.

OPERATING EARNINGS (in thousands of dollars)
Forty Weeks Ended November 9, 1996 and November 11, 1995
                                     Forty Weeks Ended
                         ---------------------------------------
                             Nov. 9,      Nov. 11,      Amount
                              1996          1995        Change
                           ---------     ---------     --------
Portrait Studios           $ 16,109      $ 23,819      $ (7,710)
Photofinishing                   82         1,055          (973)
Wall Decor                   (1,498)          426        (1,924)
                           ---------     ---------     ---------
  Total operating earnings $ 14,693      $ 25,300      $(10,607)
                           =========     =========     =========

OPERATING EARNINGS
Portrait Studio operating earnings decreased 32.4% to $16.1 million for the first three quarters of 1996 from $23.8 million for the first three quarters of 1995 due primarily to increased fixed charges and increased cost of sales resulting from the higher costs associated with maintaining newer, more sophisticated technologies. For the first three quarters of 1996, depreciation and employment were increased $2.4 million and $2.0 million, respectively, over the comparable period last year.

In the Photofinishing segment, the first three quarters of 1996 represent thirty-five weeks of operating earnings compared to the forty weeks of operating earnings shown in third quarter 1995 as a result of the formation of the new joint venture October 4, 1996. The decrease in operating earnings to $82,000 in the first three quarters of 1996 from the $1.1 million recorded in the comparable period last year is also due to an unfavorable sales mix and a decrease in roll volume, which were partially offset by higher average sales per roll in comparable stores.

In the Wall Decor segment, which has a seasonally slow first three quarters, operating losses were $1.5 million, a decrease from the $426,000 operating income recorded for the first three quarters of 1995 due primarily to the seasonal losses from the net addition of 13 locations opened since the end of the third quarter of 1995.


SELECTED FINANCIAL DATA (in thousands of dollars)
Forty Weeks Ended November 9, 1996 and November 11, 1995

                                     Forty Weeks Ended
                         ---------------------------------------
                             Nov. 9,       Nov. 11,     Amount
                              1996           1995       Change
                           ---------      ---------    --------
Total operating earnings   $ 14,693       $ 25,300     $(10,607)
General corporate
  expenses                   14,420         13,374       (1,046)
Interest expense              3,428          4,068          640
Interest income                 275            410         (135)
Minority interest in
  venture                      (430)            --         (430)
Gain on sale of interest
  in photofinishing segment   6,180             --        6,180
Other income                    480            304          176
                           ---------      ---------    ---------
Earnings before income
  tax and discontinued
  operations                  3,350          8,572       (5,222)

Income tax expense            1,239          3,174        1,935
                           ---------      ---------    ---------
Net earnings from
  continuing operations    $  2,111       $  5,398     $ (3,287)
                           =========      =========    =========

NET EARNINGS
Net earnings from continuing operations were $2.1 million in the first three quarters of 1996, a decrease from $5.4 million in net income recorded in the first three quarters of 1995. Before the consideration of the $3.9 million (net of taxes) gain attributable to the sale of 51% of the Company's interest in its Photofinishing segment and the resulting joint venture formation, net earnings from continuing operations would have declined to $1.8 million in net losses from continuing operations for the first three quarters of 1996 compared to the same period last year. This decrease is due to decreased operating earnings and increased corporate expenses due to severance and early retirement costs. In the future, due to the formation of the joint venture, it is expected general corporate expenses will decline.

Net earnings per share from continuing operations were $0.15 per share in the first three quarters of 1996, including a $0.28 per share gain attributable to the sale of 51% of the Company's interest in its Photofinishing segment and the resulting joint venture formation, compared to net earnings of $0.39 per share recorded in the comparable period last year. Net earnings per share, including net losses from discontinued operations of $0.05 for the first three quarters of 1995, were $0.34 per share. Weighted average number of common and common equivalent shares outstanding were 14,015,605 and 13,984,338 for the first three quarters of 1996 and 1995, respectively.


CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS -
ASSETS (UNAUDITED) (in thousands of dollars)


                          November 9,  November 11,  February 3,
                             1996         1995          1996
                          -----------  ------------  -----------
Current assets:
  Cash                    $      652   $     2,196   $    3,815
  Short-term investments      29,072         7,291        4,516
  Receivables                 30,265        32,687       17,994
  Inventories                 22,658        37,951       33,937
  Deferred cost unsold
    portraits                     --            --           --
  Deferred income taxes,
    net                          794           670        1,830
  Income taxes                   232            --           --
  Prepaid expenses and
    other current assets       9,387        12,493       10,733
                          -----------  ------------  -----------
      Total current assets    93,060        93,288       72,825
                          -----------  ------------  -----------

Net property and
  equipment                  133,167       170,500      167,944

Investment in Fox joint
  venture                     48,590            --           --

Assets held for resale            --            --        5,055

Other assets:
  Intangible assets, net         475        53,289       51,071
  Other long-term assets       3,869         3,387        3,593
                          -----------  ------------  -----------
      Total assets        $  279,161   $   320,464   $  300,488
                          ===========  ============  ===========

See accompanying notes to consolidated financial statements.


CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS -
LIABILITIES (UNAUDITED) (in thousands of dollars)


                            November 9, November 11, February 3,
                               1996        1995          1996
                            ----------- ------------ -----------
Current liabilities:
  Short-term borrowings     $       --  $    27,825  $    2,875
  Current maturities of
    long-term obligations       10,000        5,007       5,000
  Accounts payable              18,507       28,315      22,783
  Accrued expenses and
    other liabilities           23,835       29,261      25,710
  Income taxes                      --        2,229       7,645
  Deferred income taxes, net        --           --          --
                            ----------- ------------ -----------
    Total current
      liabilitites              52,342       92,637      64,013
                            ----------- ------------ -----------
Long-term obligations,
  less current maturities       44,870       54,792      54,804
Other liabilities                4,524        4,549       5,476
Deferred income taxes, net       4,498        1,731       2,027
                            ----------- ------------ -----------
   Total liabilities        $  106,234  $   153,709  $  126,320
                            =========== ============ ===========


See accompanying notes to consolidated financial statements.


CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS -
STOCKHOLDERS' EQUITY  (UNAUDITED)
(in thousands of dollars except per share amounts)


                                     Nov. 9,  Nov. 11,  Feb. 3,
                                      1996      1995     1996
                                   --------- --------- --------
Stockholders' equity:
   Preferred stock, no par value,
    1,000,000 shares authorized;no
    shares issued and outstanding       --        --        --
  Preferred stock, Series A, no
    par value                           --        --        --
  Common stock, $0.40 par value,
    50,000,000 shares authorized;
    17,236,845, 17,168,331 and
    17,169,402 shares outstanding
    at November 9, 1996, November
    11, 1995 and February 3, 1996,
    respectively                      6,895     6,867     6,868
  Additional paid-in capital         33,248    32,053    32,071
  Retained earnings                 209,718   205,377   213,015
  Cumulative foreign currency
    translation adjustment           (1,706)   (1,729)   (2,109)
                                   --------- --------- ---------
                                    248,155   242,568   249,845
  Treasury stock at cost,
    3,302,548, 3,302,548 and
    3,302,548 shares at November 9,
    1996, November 11, 1995 and
    February 3, 1996, respectively  (74,533)  (74,533)  (74,533)
  Unamortized deferred
    compensation-restricted stock      (695)   (1,280)   (1,144)
                                   --------- --------- ---------
  Total stockholders' equity        172,927   166,755   174,168
                                   --------- --------- ---------
  Total liabilities and
    stockholders' equity           $279,161  $320,464  $300,488
                                   ========= ========= =========

See accompanying notes to consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS--FINANCIAL CONDITION
---------------------------------------------------------

Total assets and total liabilities decreased from year end 1995 in part due to the transfer of Fox Photo balances from the Company's balance sheet to the new joint venture. As the Company owns a minority interest in the joint venture, such assets and liabilities are now excluded from the Company's consolidated financial statements.

In addition, total assets changed due to the reduction of assets held for sale from year-end offset by a seasonal increase in receivables and the addition of minority interest to the balance sheet. The balance of cash and short-term investments, increased from year-end due to the receipt of proceeds from the sale of Fox Photo common stock, were $29.7 million, $9.5 million and $8.3 million on November 9, 1996, November 11, 1995 and February 3, 1996, respectively.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (in thousands of dollars)
Forty weeks ended November 9, 1996 and November 11, 1995
                                               40 Weeks Ended
                                              ------------------
                                              Nov. 9,   Nov. 11,
                                                1996      1995
                                              --------  --------
Cash flows provided by operating activities   $12,490   $18,311
Cash flows provided by (used in)
 financing activities:
  Proceeds from issuance of short-term
    borrowings                                 (2,875)   20,975
  Repayment of long-term obligations           (5,000)     (130)
  Issuance of common stock to
    employee stock plans                        1,204       793
  Cash dividends                               (5,838)   (5,817)
  Purchase of treasury stock                       --        (1)
    Cash flows provided by financing          --------  --------
      activities                              (12,509)   15,820
Cash flows provided by (used in)              --------  --------
 investing activities:
  Purchases of short-term investments              --   (10,322)
  Proceeds from maturing of
    short-term investments                         --    10,217
  Additions to property and equipment         (30,830)  (39,357)
  Advance to venture                           (4,000)       --
  Proceeds from venture                        56,100        --
                                              --------  --------
    Cash flows used in investing activities    21,270   (39,462)
                                              --------  --------
Effect of exchange rate changes on
  cash and equivalents                            142       363
                                              --------  --------
Net decrease in cash and cash equivalents      21,393    (4,968)
Cash and cash equivalents at
  beginning of year                             8,331     9,214
                                              --------  --------
Cash and cash equivalents at end of period    $29,724   $ 4,246
                                              ========  ========
Supplemental cash flow information:
  Interest paid                               $ 4,414   $ 4,920
                                              ========  ========
  Income taxes paid                           $ 8,750   $10,036
                                              ========  ========

See accompanying notes to consolidated financial statements.


CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
RECONCILIATION OF NET EARNINGS TO CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES (UNAUDITED) (in thousands of dollars)
Forty weeks ended November 9, 1996 and November 11, 1995


                                               40 Weeks Ended
                                              ------------------
                                              Nov. 9,   Nov. 11,
                                                1996     1995
                                              --------  --------
Net earnings from continuing
  operations                                  $ 2,111   $ 5,398

Adjustments for items not requiring cash:
  Depreciation and amortization                31,195    31,577
  Deferred income taxes                           807       681
  Deferred compensation                          (951)      203
  Minority interest in venture                    430        --
  Gain on sale of interest in photofinishing   (6,180)       --
    segment
  Other                                        (1,664)   (1,161)

Decrease (increase) in current assets:
  Receivables and inventories                 (20,773)  (13,506)
  Deferred costs applicable to
    unsold portraits                               --       173
  Assets held for resale                        5,055        --
  Prepaid expenses and other current assets      (914)   (2,721)

Increase (decrease) in current liabilities:
  Accounts payable, accrued expenses
    and other liabilities                      11,251     4,870
  Income taxes                                 (7,877)   (7,540)
                                              --------  --------
Cash flows from continuing operations          12,490    17,974
Cash flows from discontinued operations            --       337
                                              --------  --------
Cash flows used in operating activities       $12,490   $18,311
                                              ========  ========

See accompanying notes to consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS--CASH FLOWS
------------------------------------------------

Capital expenditures for the first three quarters of 1996 were $30.8 million, down from the $39.4 million incurred in the first three quarters of 1995. Planned capital expenditures for the entire fiscal year 1996 are expected to be lower than those of fiscal 1995 due to the formation of the joint venture and planned reductions in the remaining segments. The Company believes it has sufficient liquidity over the course of the year to fund the planned capital expenditure program through borrowings under the revolving credit agreement and operating cash flows.

On November 12, 1996, the Company, as authorized by the Board of Directors, completed the previously announced "Dutch Auction" tender offer by purchasing 2,250,000 shares of the Company's common stock at $19.00 per share for $42.8 million. The Company used the proceeds from the sale of Fox's common stock to finance the tender offer.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY - COMMON STOCK, ADDITIONAL PAID-IN
CAPITAL AND RETAINED EARNINGS (UNAUDITED) (in thousands of dollars) Fifty-two weeks ended February 3, 1996, and Forty weeks ended November 9, 1996

                                                Add'l
                                      Common  Paid-In  Retained
                                      Stock   Capital  Earnings
                                      ------- -------- ---------
Balance at February 4, 1995           $6,849  $31,278  $206,440

 Issuance of common stock:
  Profit sharing plan and trust
   (40,459 shares)                        16      707        --
  Stock bonus plan (1,429 shares)          1       20        --
  Employee stock plans (3,915 shares)      2       66        --
 Foreign currency translation             --       --        --
 Dividends ($0.56 per common share)       --       --    (7,758)
 Net earnings                             --       --    14,333
 Purchase of treasury stock, at cost      --       --        --
 Amortization of deferred
  compensation-restricted stock           --       --        --
                                      ------- -------- ---------
Balance at February 3, 1996            6,868   32,071   213,015

 Issuance of common stock:
  Profit sharing plan and trust
   (40,725 shares)                        16      754        --
  Stock bonus plan (6,825 shares)          3       96        --
  Employee stock plans (19,893 shares)     8      327        --
 Foreign currency translation             --       --        --
 Dividends ($0.42 per common share)       --       --    (5,838)
 Net earnings                             --       --     2,541
 Amortization of deferred
  compensation-restricted stock           --       --        --
                                      ------- -------- ---------
Balance at November 9, 1996           $6,895  $33,248  $209,718
                                      ======= ======== =========


See accompanying notes to consolidated financial statements.



CPI CORP. INTERIM CONDENSED CPI CORP. INTERIM CONDENSED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY -
CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT AND TREASURY
STOCK AT COST (UNAUDITED) (in thousands of dollars)
Fifty-two weeks ended February 3, 1996 and Forty weeks ended
November 9, 1996


                                       Cumulative
                                        Foreign
                                        Currency     Treasury
                                       Translation    Stock
                                       Adjustment    At Cost
                                       -----------   ----------
Balance at February 4, 1995            $   (2,279)   $ (74,531)

 Issuance of common stock:
  Profit sharing plan and trust
   (40,459 shares)                             --           --
  Stock bonus plan (1,429 shares)              --           --
  Employee stock plans (3,915 shares)          --           --
 Foreign currency translation                 170           --
 Dividends ($0.56 per common share)            --           --
 Net earnings                                  --           --
 Purchase of treasury stock, at cost           --          (2)
 Amortization of deferred
  compensation-restricted stock                --           --
                                       -----------   ----------
Balance at February 3, 1996                (2,109)     (74,533)

 Issuance of common stock:
  Profit sharing plan and trust
   (40,725 shares)                             --           --
  Stock bonus plan (6,825 shares)              --           --
  Employee stock plans (19,893 shares)         --           --
 Foreign currency translation                 403           --
 Dividends ($0.42 per common share)            --           --
 Net earnings                                  --           --
 Amortization of deferred
  compensation-restricted stock                --           --
                                       -----------   ----------
Balance at November 9, 1996            $   (1,706)   $ (74,533)
                                       ===========   ==========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY - DEFERRED COMPENSATION-RESTRICTED STOCK AND
TOTAL (UNAUDITED) (in thousands of dollars)
Fifty-two weeks ended February 3, 1996 and Forty weeks ended
November 9, 1996


                                          Deferred
                                        Compensation-
                                        Restricted
                                            Stock        Total
                                       -------------  ----------
Balance at February 4, 1995            $    (1,757)   $ 166,000

 Issuance of common stock:
  Profit sharing plan and trust
   (40,459 shares)                              --          723
  Stock bonus plan (1,429 shares)               --           21
  Employee stock plans (3,915 shares)           --           68
 Foreign currency translation                   --          170
 Dividends ($0.56 per common share)             --       (7,758)
 Net earnings                                   --       14,333
 Purchase of treasury stock, at cost            --           (2)
 Amortization of deferred
  compensation-restricted stock                613          613
                                       ------------   ----------
Balance at February 3, 1996                (1,144)      174,168

 Issuance of common stock:
  Profit sharing plan and trust
   (40,725 shares)                              --          770
  Stock bonus plan (6,825 shares)               --           99
  Employee stock plans (19,893 shares)          --          335
  Foreign currency translation                  --          403
 Dividends ($0.42 per common share)             --       (5,838)
 Net earnings                                   --        2,541
 Amortization of deferred
  compensation-restricted stock                448          448
                                       -------------  ----------
Balance at November 9, 1996            $      (696)   $ 172,926
                                       =============  ==========

See accompanying notes to consolidated financial statements.

                           CPI CORP.
 NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial position as of November 9, 1996, November 11, 1995 and February 3, 1996 and the results of its operations and changes in its cash flows for the 40 weeks ended November 9, 1996 and November 11, 1995. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's annual report on Form 10-K for its fiscal year ended February 3, 1996.

2. Short-term investments are comprised of money market instruments which aggregated $29.1 million, $7.3 million and $4.5 million as of November 9, 1996, November 11, 1995, and
   February 3, 1996, respectively, and are stated at cost which approximates market.

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

4. The components of net interest expense are as follows:

                         --16 weeks ended--  --40 weeks ended--
                         Nov. 9,   Nov. 11,  Nov. 9,   Nov. 11,
                           1996      1995      1996      1995
                         --------- --------  --------  --------
   Interest expense      $ 1,341   $ 1,753   $ 3,428   $ 4,068
   Interest income          (196)      (62)     (275)     (410)
                         --------  --------  --------  --------
    Net interest expense $ 1,145   $ 1,691   $ 3,153   $ 3,658
                         ========  ========  ========  ========

5. On June 3, 1996, the Company announced the sale to Wolf Camera, Inc. of 50 one-hour photofinishing stores located in Florida, Georgia, Illinois and Tennessee for $1.9 million. The Company did not recognize a material gain or loss on the sale of these assets.

6. On October 4, 1996, the Company entered into a joint venture with Eastman Kodak Company ("Kodak"). The new joint venture, plans for which were announced by the Company on August 8, 1996, will own and operate the Company's retail photofinishing business previously conducted by the Company's Fox Photo, Inc. ("Fox") and Proex Photo Systems, Inc. ("Proex") subsidiaries and operate under the trade names of Fox Photo, CPI Photo Finish and Proex. Proex is a wholly owned subsidiary of Fox.

    In executing the Subscription Agreement, dated August 8, 1996, by and among Kodak, the Company, Consumer Programs Holding, Inc. (a wholly owned subsidiary of the Company) ("Holding") and Fox (the "Subscription Agreement"), Kodak agreed to purchase at Closing new shares of Fox constituting 51% of the then outstanding common stock of Fox for a cash purchase price of $56.1 million, subject to adjustment changes in Fox's net worth between April 27, 1996 and the October 4, 1996 consummation date. The Company recognized a gain, net of taxes, of $3.9 million or $0.28 per share. On a prospective basis, the new joint venture will be reflected as a minority interest investment within the financial statements.

    The information below summarizes the unaudited proforma results of operation for the 40 weeks ended November 9, 1996, and November 11, 1995 and for the fiscal year ended
    February 3, 1996 assuming the joint venture results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on the dates indicated, or which may result in the future.

                                40 weeks ended         Fiscal
                            -----------------------   year end
                            Nov.9,1996  Nov.11,1995  Feb. 3,1996
                            ----------  -----------  -----------
Net Sales                   $  241,025  $  234,668   $  338,243
                            ==========  ===========  ===========

Earnings from continuing    $    3,438  $    6,647   $   18,703
  operations                ==========  ===========  ===========

Net Earnings                $    3,438  $    6,003   $   15,377
                            ==========  ===========  ===========
Earnings per common share:
    Continuing operations   $     0.25  $     0.48   $     1.34
                            ==========  ===========  ===========
    Net earnings            $     0.25  $     0.43   $     1.10
                            ==========  ===========  ===========

7. On November 12, 1996 the Company announced the completion of the previously announced "Dutch Auction" tender offer. The Company, as authorized by the Board of Directors, purchased 2,250,000 shares of the Company's common stock at $19.00 per share for $42.8 million. The Company used the proceeds from the sale of Fox's common stock to finance the tender offer.

                     PART I.  FINANCIAL INFORMATION



ITEM 6(a). EXHIBITS


     Exhibit 11 - Computation of Earnings per Common Share
                  Sixteen Weeks Ended November 9, 1996 and
                  November 11, 1995

     Exhibit 11 - Computation of Earnings per Common Share
                  Forty Weeks Ended November 9, 1996
                  and November 11, 1995

     Exhibit 27 - Financial Data Schedule

                         PART II.   OTHER INFORMATION


ITEM 6 (b)   REPORTS ON FORM 8-K

         -- On August 22, 1996, the Company announced that on August 8, 1996, it had entered into a definitive agreement with Eastman Kodak Company ("Kodak") to establish a joint venture with Kodak to own and operate the Company's retail photofinishing business. The Company also announced that on August 19, 1996, the Board of Directors had authorized the Company to purchase up to $50,000,000 of the Company's common stock pursuant to a "Dutch Auction" tender offer.

         -- On September 26, 1996, CPI Corp. reported the issuance of a press release on September 19, 1996, announcing the expiration of the Hart-Scott-Rodino
             Act waiting period for the photofinish joint venture with Eastman Kodak Company.

         -- On October 17, 1996, the Company reported the necessary third party consents for the Photofinish joint venture with Eastman Kodak Company were obtained. In addition, the Company announced that in October 1996, it had amended its $60 Million Revolving Credit Agreement with three banks and Note Agreement with two insurance companies.

         -- On October 18, 1996, CPI Corp. reported the completion of Eastman Kodak's purchase of a 51% stake in the Company's Fox Photo, Inc. subsidiary for $56.1 million in cash. In addition, the Company requested a 60-day extension in providing proforma financial information. The Company also reported the issuance of a press release on October 18, 1996 stating the 3rd quarter portrait studio sales were lower than expected.

         -- On November 7, 1996, the Company reported the issuance of a press release on November 5, 1996, announcing the preliminary results of its Dutch auction tender offer.

                          SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





CPI Corp.




Date:  December 17, 1996        By:  /s/ Barry Arthur
                                     ---------------------------
                                     Barry Arthur
                                     Authorized Officer and
                                     Principal Financial Officer

                               CPI CORP.

                             EXHIBIT INDEX



PART I.


Item 6(a)  Exhibits

       Exhibit 11 - Computation of Earnings Per Share
                    Sixteen Weeks Ended November 9, 1996
                    and November 11, 1995

       Exhibit 11 - Computation of Earnings Per Share
                    Forty Weeks Ended November 9, 1996
                    and November 11, 1995

       Exhibit 27 - Financial Data Schedule