Form 10-K405
period 1997-02-01
CPI CORP
filed 1997-05-01
CIK 25354

UNITED STATES SECURITIES & EXCHANGE COMMISSION
                      WASHINGTON, D.C.   20549

                            FORM 10-K405

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended February 1, 1997

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

                                           NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                     ON WHICH REGISTERED
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



   Aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange - Composite Transaction Listing on
April 30, 1997 ($16.13 per share): $178,800,579.

   As of April 30, 1997, 11,730,165 shares of the Common Stock,
$0.40 par value, of the Registrant were outstanding.

   DOCUMENTS INCORPORATED BY REFERENCE:

   Portions of the Annual Report to Shareholders for the year ended February 1, 1997, are incorporated by reference into Parts I, II and IV of this Report.

   Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held June 12, 1997, are incorporated by reference into Part III of this Report.

PAGE NUMBERS REFER TO PAPER DOCUMENT

                        TABLE OF CONTENTS

                                                         PAGE
PART I
------

Item 1.   Business                                         3-6
Item 2.   Properties                                         7
Item 3.   Legal Proceedings                                  8
Item 4.   Submission of Matters to a Vote of
            Security Holders                                 8


PART II
-------

Item 5.   Market for Registrant's Common Equity and
            Related Stockholder Matters                      9
Item 6.   Selected Financial Data                            9
Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations    9
Item 8.   Financial Statements and Supplementary Data        9
Item 9.   Disagreements on Accounting and Financial
            Disclosure                                       9


PART III
--------

Item 10.  Directors and Executive Officers of the
            Registrant                                      10
Item 11.  Executive Compensation                            10
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management                           10
Item 13.  Certain Relationships and Related Transactions    10


PART IV
-------

Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                          11-17
          Signatures                                     18-19
          Independent Auditors Report                       20







                           PART I
ITEM I.  BUSINESS

THE COMPANY
-----------
     CPI Corp. is a holding company engaged, through its
subsidiaries, in developing and marketing consumer services and related products through a network of centrally-managed, small retail locations.  The Company operates professional portrait studios throughout the United States, Canada and Puerto Rico and posters, prints and framing outlets throughout the United States.
Unless the context otherwise requires, references herein to the
"Company" or "CPI Corp." mean CPI Corp., its consolidated
subsidiaries and their predecessor companies.

     For the fiscal year ended February 1, 1997, approximately 62% of net sales and 91% of operating earnings (before deduction of general corporate expenses, net interest income (expense), other income and income tax expense) were derived from the Sears Portrait
Studio business. The Company has operated portrait studios as a Sears Roebuck and Company ("Sears") licensee since 1961, when it was one of more than 15 Sears portrait photography licensees.
Today, the Company is the only operator of Sears Portrait Studios in the United States, Canada and Puerto Rico. The Company is materially dependent upon the continued goodwill of Sears and the integrity of the Sears name in the retail marketplace. The Company believes that its relationship with Sears is excellent and that it has been beneficial to both companies. See "Business-Relationship
With Sears."

     CPI Corp. has operated in the wall decor business through the acquisition of Prints Plus, Inc. ("Prints Plus") since 1993.
Prints Plus is a posters, prints and custom framing retail chain with 156 stores located in malls throughout the United States.

     Until October 1996, the Company also operated photographic finishing laboratories throughout the United States. The Company started up its photo finishing business in 1982. On August 19, 1991, the Company acquired Fox Photo, Inc., and on December 1,
1992, the Company purchased the operational assets of Pemtom, Inc., a Minneapolis-based company operating under the name Proex. On
June 3, 1996, the Company announced the sale to Wolf Camera, Inc.
of 50 one-hour photofinishing stores located in Florida, Georgia, Illinois and Tennessee. On October 4, 1996, the Company entered into a joint venture with Eastman Kodak Company. The new Joint
Venture now owns and operates the Company's retail photofinishing business previously conducted by the Company's Fox Photo, Inc. and Proex Photo Systems, Inc. subsidiaries and operated under the trade names of Fox Photo, CPI Photo Finish and Proex. Proex is a wholly owned subsidiary of Fox. As of February 1, 1997, the Joint Venture operated 484 photo-finishing locations under the names of CPI Photo
Finish, Fox Photo and Proex.

     On April 4, 1996, the Company announced its intention to sell certain assets of its Electronic Publishing operations. On May 3, 1996, the Company completed the transaction for $4.8 million.
Additionally, the purchaser assumed certain liabilities of the Electronic Publishing operation which aggregate approximately
$900,000. A provision of $3.8 million was made in 1995 to reflect the discontinued business at its estimated realizable value. The
Company has classified the Electronic Publishing operation as a discontinued operation in 1995 and has reclassified the prior years' financial statements to reflect this change.

     The executive offices are located at 1706 Washington Avenue, St. Louis, Missouri, 63103-1790. CPI Corp.'s telephone number is
(314) 231-1575 and address on the world-wide web is http://www.cpicorp.com.

RELATIONSHIP WITH SEARS
-----------------------
     The Company operates its 1032 Sears Portrait Studio locations under a license agreement.  The agreement is terminable by either the Company or Sears with respect to any or all studios upon
90-days notice.  Early in 1993, Sears announced plans to close 113 stores, which included 38 Sears stores with portrait studios.  The
Company has relocated some of these studios to new sites in the same market areas.  Except in connection with store closings, Sears has never terminated the operation of any Company studio under any license agreement.  The relationship with Sears is long-standing and the Company has no reason to believe that Sears will exercise its rights under the agreement to reduce materially the scope of the Company's business with Sears.

     The Company and Sears entered into its current license agreement for fixed location studios as of January 1, 1994. This agreement expires on December 31, 1998. The agreement provides that the Company pay Sears a license fee of 15% of total annual net sales for studios located in a Sears store. Net sales are defined as gross sales less customer returns, allowances and sales taxes.
The Company provides all studio furniture, equipment, fixtures and leasehold improvements and conducts advertising at its own expense, and is responsible for hiring, training and compensating the Company employees and must indemnify Sears against all claims.

     The Company's freestanding studios in retail malls that operate under the Sears name pay a license fee of 7.5% of total annual net sales per studio and benefit from advertising under the Sears name.


     All of the Company's Canadian studios operate under an April
6, 1977, nonexclusive license agreement with Sears Canada, Inc., which is a subsidiary of Sears. The agreement renews automatically on a year-to-year basis but is terminable by either party on 60 days' notice. The license fee is 15% of net sales. The Company provides all studio furniture, equipment, fixtures and leasehold improvements and conducts all advertising at its own expense and is responsible for its Canadian employees.

     As a Sears licensee, the Company enjoys the benefits of its use of the Sears name, Sears' daily cashiering and bookkeeping system, store security services and customers' ability to use their Sears credit cards to purchase the Company's products or services, for which Sears bears the credit risk of authorized credit card use.

COMPETITION
-----------
     The Company competes in the portrait photography business with a number of companies that operate fixed-location, traveling and freestanding photography studios.  Independent professional photo-
graphers also compete with the Company in various locations.  The
Company believes that its portrait photography products are
competitive in terms of price, quality and convenience of purchase with similar products of its competitors.

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

SUPPLIER RELATIONSHIPS
----------------------
     The Company purchases photographic paper and film for its
studio operations primarily from one major manufacturer.  The
Company purchases other equipment and supplies used in its studios from a number of suppliers and is not dependent upon any supplier for any specific kind of equipment.  The Company has had no
difficulty in the past obtaining sufficient material to conduct its businesses.  The Company believes its relations with suppliers are good.





SEASONALITY
-----------
     The Company's professional portrait photography and wall decor businesses are seasonal, with the largest volume of sales occurring in the third and fourth fiscal quarters during the periods
preceding and including the Thanksgiving/Christmas season.

EMPLOYEES
---------
     At February 1, 1997, the Company had approximately 10,569
employees.  Approximately 7,599 of these employees were part-time or temporary employees.  The Company's employees are not members of any union and the Company has experienced no work stoppages.  The
Company believes that its relations with its employees are good.

ADDITIONAL INFORMATION REQUIRED UNDER THIS ITEM I IS CONTAINED IN
THE REGISTRANT'S 1996 ANNUAL REPORT TO SHAREHOLDERS, EXHIBIT 13 OF
THIS FILING, IN THE DISCUSSION OF THE COMPANY'S BUSINESS SEGMENTS
AND KEY OPERATING UNITS.


































ITEM 2.  PROPERTIES

      The following table sets forth certain information concerning the Company's principal facilities:


Principal Facilities - CPI Corp.

                     APPROXIMATE
                       AREA IN         PRIMARY         OWNERSHIP
   LOCATION          SQUARE FEET        USES           OR LEASE
-------------------  ------------ ------------------   ----------
St. Louis, Missouri    300,000    Administration and   Owned
                                    Photoprocessing
St. Louis, Missouri     78,312    Warehousing          Leased (1)
St. Louis, Missouri     49,364    Warehousing          Leased (2)
St. Louis, Missouri     13,140    Printing             Leased (3)
Brampton, Ontario       40,000    Administration,      Owned
                                    Warehousing and
                                    Photoprocessing
Las Vegas, Nevada       12,200    Photoprocessing      Leased (4)
Thomaston, Connecticut  25,000    Administration and   Owned
                                   Photoprocessing
Concord, California     43,088    Administration,      Leased (5)
                                    Warehousing and
                                    Manufacturing

(1)  Lease term expires on June 30, 1999.
(2)  Lease term expires on February 28, 1998.
(3)  Lease term expires on November 30, 1999.
(4)  Lease term expires on July 31, 1998.
(5)  Lease term expires on March 31, 2002.


     The Company operates its portrait studios in Sears stores pursuant to the license agreement with Sears. See "Relationship with Sears." The Company also operates Sears Portrait studios located in shopping centers, which are generally leased for at least three years with some having renewal options. The wall decor locations are generally in enclosed regional malls with lease terms of ten years without renewal options.

ITEM 3.  LEGAL PROCEEDINGS

     There are various suits pending against the Company, none of which is material in nature. It is the opinion of management that the ultimate liability, if any, resulting from such suits will not materially affect the consolidated financial position or results of operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to stockholders for a vote during the fourth quarter of fiscal year 1996.

                            PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     Information required under this Item is contained in the Registrant's 1996 Annual Report to Shareholders, Exhibit 13 of this filing, in the section titled "Selected Quarterly Financial Data," and will be contained in the Registrant's 1997 Proxy Statement, to be dated within 120 days of the end of the Registrant's fiscal year 1996, and is incorporated herein by reference.

     As of April 3, 1997, the market price of the Registrant's common stock was $17.25 per share with 11,730,333 shares outstanding and approximately 2,166 holders of record.

ITEM 6.  SELECTED FINANCIAL DATA

     Information required under this Item is contained in the Registrant's 1996 Annual Report to Shareholders, Exhibit 13 of this filing, in the section titled "Financial Background and Trends," and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     Information required under this Item is contained in the Registrant's 1996 Annual Report to Shareholders, Exhibit 13 of this filing, in the sections titled "Management's Discussion and Analysis - Overview," "Management's Discussion and Analysis - Financial Condition," "Management's Discussion and Analysis - Results of Operations," and "Management's Discussion and Analysis of Cash Flows," and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required under this Item is contained in the Registrant's 1996 Annual Report to Shareholders, Exhibit 13 of this filing, in the sections titled "Consolidated Balance Sheets," "Consolidated Statements of Earnings," "Consolidated Statement of Changes in Stockholders' Equity," "Consolidated Statement of Cash Flows," "Notes to Consolidated Financial Statements" and
"Selected Quarterly Financial Data," and is incorporated herein by reference.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                           PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required under this Item will be contained in the Registrant's 1997 Proxy Statement, to be dated within 120 days of the end of the Registrant's fiscal year 1996, and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     Information required under this Item will be contained in the Registrant's 1997 Proxy Statement, to be dated within 120 days of the end of the Registrant's fiscal year 1996, and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     Information required under this Item will be contained in the Registrant's 1997 Proxy Statement, to be dated within 120 days of the end of the Registrant's fiscal year 1996, and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not Applicable.

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)  Index to Certain Documents

   (1) Independent Auditor's Reports

       These reports are included in this filing under the sections titled "Independent Auditors' Report" in this Form 10-K and "Exhibit 13" (under the title "Independent Auditors' Report" in the Registrant's 1996 Annual Report to Shareholders), and are incorporated herein by reference.

   (2) Financial Statements:

       (a) Consolidated Balance Sheets as of February 1, 1997
           and February 3, 1996
       (b) Consolidated Statements of Earnings for the fiscal years ended February 1, 1997, February 3, 1996 and
           February 4, 1995
       (c) Consolidated Statements of Changes in Stockholder's Equity for the fiscal years ended February 1, 1997, February 3, 1996 and February 4, 1995
       (d) Consolidated Statements of Cash Flows for the fiscal years ended February 1, 1997, February 3, 1996 and February 4, 1995

       Information required under these items is contained in the Registrant's 1996 Annual Report to Shareholders, Exhibit 13 of this filing, under the sections titled "Consolidated Balance Sheets," "Consolidated Statements of Earnings," "Consolidated Statement of Changes in Stockholders' Equity," and "Consolidated Statements of Cash Flows," and is incorporated herein by reference.

   (3) Notes to Consolidated Financial Statements

       This information is included in the Registrant's 1996 Annual Report to Shareholders, Exhibit 13 of this filing, under the section titled "Notes to Consolidated Financial
       Statements," and is incorporated herein by reference.

   (4) Financial Statement Schedules

       II.  Valuation and Qualifying Accounts

            This information is included in this filing under the section titled "Schedule II" in this Form 10-K (page
            21), and is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K  (Continued)

       All other schedules and notes under Regulation S-X are omitted because they are either not applicable, not required or the information called for therein appears in the consolidated financial statements or notes thereto.

(b)  Reports on Form 8-K

     On November 12, 1996, the Company filed a Form 8-K Current Report disclosing the issuance of a press release which announced the final results of the Company's Dutch Auction tender offer, which had expired on November 4, 1996. Of the 4,436,388 shares tendered under the Dutch Auction, 2,250,000 shares were purchased by the Company at $19.00 per share.

     On December 4, 1996, the Company filed a report on Form 8-KA amending the previously filed October 18, 1996 Form 8-K Current Report concerning the formation of the Fox Photo, Inc. Joint Venture with Eastman Kodak and Company. The amendment stated pro forma financial information required by item 7(B) would be filed by amendment to the Form 8-K dated October 18, 1996 on or before December 17, 1996.

     On December 9, 1996, the Company filed a report on Form 8-KA amending the previously filed October 18, 1996 Form 8-K Current Report concerning the formation of the Fox Photo, Inc. Joint Venture with Eastman Kodak and Company. The amendment provided the following financial information: historical and pro forma Consolidated Statements of Earnings for the twenty-four weeks ended July 20, 1996 and the fifty-two weeks ended February 3, 1996; historical and pro forma Consolidated Balance Sheet-Assets for July 20, 1996; historical and pro forma Consolidated
     Balance Sheet-Liabilities and Stockholders' Equity for
     July 20, 1996; and Notes to Pro Forma Consolidated
     Financial Statements.

     On December 10, 1996, the Company filed a Form 8-K Current Report disclosing the issuance of a press release which announced: operating earnings for the third quarter declined 36.3% from prior year levels and earnings from continuing operations increased 54.3% due to a gain on the formation of the Fox Photo, Inc. Joint Venture with Eastman Kodak and Company.

(c)  Index to Exhibits

EXHIBIT 3.  ARTICLES OF INCORPORATION AND BYLAWS
                                                     Page Number
                                                      Form 10-K
                                                     -----------
(3.1)   Amendment to Bylaws                               22

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

[CAPTION]

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
       David E. April #            on Form 10-K
                                   dated 4/6/95

* Employment contracts are automatically renewed and extended for one year unless terminated by the Board of Directors or the employee.
# Per an agreement dated January 24, 1997, David E. April retired from service at CPI Corp. effective February 2, 1997.

                                                     REGISTRATION
  INFORMATION INCORPORATED     DOCUMENT       FILING  COMMISSION
       BY REFERENCE            REFERRED TO     DATE    FILE NO.
-----------------------------  ------------- -------- -----------

   (t) Employment Contract -       Annual Report 5/3/95  1-10204
       Barry C. Arthur *           on Form 10-K
                                   dated 4/6/95

   (u) Employment Contract -       Annual Report 5/3/95  1-10204
       Jane E. Nelson *            on Form 10-K
                                   dated 4/6/95

   (v) Employment Contract -       Annual Report 5/3/95  1-10204
       Fran Scheper *              on Form 10-K
                                   dated 4/6/95

(10.1) CPI Consent to Assignment   Annual Report 5/2/96  1-10204
       and Assumption of           on Form 10-K
       $15 Million Revolving       dated 4/4/96
       Credit Note

(10.2) Notification of Assignment  Annual Report 5/2/96  1-10204
       and Assumption of           on Form 10-K
       $15 Million Revolving       dated 4/4/96
       Credit Note Agreement

* Employment contracts are automatically renewed and extended for one year unless terminated by the Board of Directors or the employee.

                                                       Page Number
                                                        Form 10-K
                                                       -----------

EXHIBIT 11. COMPUTATION OF EARNINGS PER COMMON SHARE        23

EXHIBIT 13. 1996 ANNUAL REPORT TO SHAREHOLDERS              24

EXHIBIT 21. SUBSIDIARIES OF THE REGISTRANT                  25

EXHIBIT 23. INDEPENDENT AUDITORS' CONSENT                   26

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

SIGNATURES OF DIRECTORS AND PRINCIPAL OFFICERS
    Signature                     Title                  Date
-------------------      ------------------------    -------------
/s/ Alyn V. Essman       Chairman of the Board,      April 3, 1997
-----------------------   Chief Executive Officer
   (Alyn V. Essman)       and Director (Principal
                          Executive Officer)

/s/ Milford Bohm         Director                    April 3, 1997
-----------------------
   (Milford Bohm)

/s/ Mary Ann Krey        Director                    April 3, 1997
-----------------------
   (Mary Ann Krey)

/s/ Lee Liberman         Director                    April 3, 1997
-----------------------
   (Lee Liberman)

/s/ Nicholas L. Reding   Director                    April 3, 1997
-----------------------
   (Nicholas L. Reding)

/s/ Martin Sneider       Director                    April 3, 1997
-----------------------
   (Martin Sneider)

/s/ Robert L. Virgil     Director                    April 3, 1997
-----------------------
   (Robert L. Virgil)

SIGNATURES OF DIRECTORS AND PRINCIPAL OFFICERS (continued)
    Signature                     Title                  Date
-------------------      ------------------------    -------------

/s/ Russell Isaak        President                   April 3, 1997
-----------------------
   (Russell Isaak)

/s/ Patrick J. Morris    Senior Executive            April 3, 1997
-----------------------   Vice President
   (Patrick J. Morris)

/s/ Barry C. Arthur      Vice President and          April 3, 1997
-----------------------   Treasurer (Principal
   (Barry C. Arthur)      Financial and
                          Accounting Officer)

                  INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
CPI Corp.:


     Under date of April 3, 1997, we reported on the consolidated balance sheets of CPI Corp. and subsidiaries as of February 1, 1997 and February 3, 1996, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the fiscal years in the three-year period ended February 1, 1997, as contained in the 1996 annual report to stockholders.
These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K of CPI Corp. for the 1996 fiscal year. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ KPMG Peat Marwick LLP
-------------------------
    KPMG PEAT MARWICK LLP



St. Louis, Missouri
April 3, 1997

                VALUATION AND QUALIFYING ACCOUNTS


CPI CORP. CONSOLIDATED ALLOWANCE FOR UNCOLLECTIBLE RECEIVABLES
    FISCAL YEARS ENDED FEBRUARY 1, 1997, FEBRUARY 3, 1996
                   AND FEBRUARY 4, 1995


                          FEBRUARY 1,   FEBRUARY 3,   FEBRUARY 4,
                             1997          1996          1995
                          -----------   -----------   -----------
Balance at beginning
of year                     $  1,216     $  1,277       $    918
                            =========    =========      =========
Balance at end
of year                     $    382     $  1,216       $  1,277
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