Form 10-Q
period 1997-04-26
CPI CORP
filed 1997-06-06
CIK 25354

SECURITIES AND EXCHANGE COMMISSION
                     Washington D.C.   20549
                           FORM 10-Q


        QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934


              For the Quarter Ended April 26, 1997
                 Commission File Number 1-10204


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

                              Yes ______X______  No ____________


     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock $.40 par value               11,728,738 shares
---------------------------       -------------------------------
          Class                      Outstanding at June 5, 1997

                             CPI CORP.
                              INDEX
                                                           PAGE
PART I.  FINANCIAL INFORMATION:

 Item 1. FINANCIAL STATEMENTS:
         Management's Discussion and Analysis - Overview       1

         Interim Condensed Consolidated Statements
           of Operations - For the 12 Weeks Ended
           April 26, 1997 and April 27, 1996                   2

         Management's Discussion and Analysis - Results
           of Operations                                     3-5

         Interim Condensed Consolidated Balance Sheets -
           For the 12 Weeks Ended April 26, 1997 and
           April 27, 1996                                    6-8

         Management's Discussion and Analysis - Financial
           Condition                                           9

         Interim Condensed Consolidated Statements of Cash
           Flows - For the 12 Weeks Ended April 26, 1997
           and April 27, 1996                              10-11

         Management's Discussion and Analysis - Cash Flows    12

         Interim Condensed Consolidated Statements of
           Changes in Stockholders' Equity - For the 52
           Weeks Ended February 1, 1997 and for the 12
           Weeks Ended April 26, 1997                      13-15

         Notes to Interim Condensed Consolidated
           Financial Statements                               16

 Item 6.(a)  Exhibits                                         17

         Exhibit 11 - Computation of Earnings per Common
           Share                                              20
         Exhibit 27 - Financial Data Schedule

PART II.  OTHER INFORMATION:

  Item 6.(b) Reports on Form 8-K                              17

Signature                                                     18

(Page numbers conform to paper copy)

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

FISCAL YEARS
The Company's fiscal year ends the first Saturday of February. Accordingly, fiscal year 1996 ended February 1, 1997 and consisted of 52 weeks. The first fiscal quarters of 1997 and 1996 consisted of twelve weeks and ended April 26, 1997 and April 27, 1996, respectively. Throughout the Management's Discussion and Analysis and Notes to Interim Condensed Consolidated Financial Statements, reference to 1996 will mean the fiscal year end 1996 and reference to first quarter 1997 and first quarter 1996 will mean the first fiscal quarter of 1997 and 1996, respectively.

JOINT VENTURE
In October 1996, the Company entered into a joint venture with Eastman Kodak Company, thereby reducing its ownership in its retail photofinishing business previously conducted by the Company's Fox Photo, Inc. and Proex Photo Systems, Inc. subsidiaries to 49%. The 49% ownership of the new joint venture is accounted for under the equity method and is reflected as an investment in Fox joint venture within the financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED) (in thousands of dollars except per share amounts)
Twelve weeks ended April 26, 1997 and April 27, 1996

                                      April 26,   April 27,
                                        1997        1996
                                      ---------   ---------
Net sales                             $ 70,174    $104,668
Costs and expenses:
  Cost of sales (exclusive of
   depreciation expense shown below)    12,685      28,751
  Selling, administrative and
   general expenses                     52,266      69,071
  Depreciation                           6,194       8,468
  Amortization                             473         973
                                      ---------   ---------
                                        71,618     107,263
                                      ---------   ---------
Loss from operations                    (1,444)     (2,595)
Net interest expense                       595         970
Interest in joint venture loss          (1,849)          -
Other income                                61         199
                                      ---------   ---------
Loss before income taxes                (3,827)     (3,366)
Income tax benefit                       1,416       1,246
                                      ---------   ---------
Net loss                              $ (2,411)   $ (2,120)
                                      =========   =========
Net loss per share                    $  (0.20)   $  (0.15)
                                      =========   =========
Dividends per common share            $   0.14    $   0.14
                                      =========   =========
Weighted average number of common
  and common equivalent shares
  outstanding (in thousands
  of shares)                            11,835      13,963
                                      =========   =========

See accompanying notes to consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS--RESULTS OF OPERATIONS
-----------------------------------------------------------

SELECTED FINANCIAL DATA
                                   12 Weeks Ended
                          ----------------------------------
                               (in thousands of dollars)

                          April 26,    April 27,     Amount
                             1997        1996        Change
                          ---------    ---------    --------
Total operating earnings  $  1,589     $  1,613     $   (24)
General corporate
  expenses                  (3,033)      (4,208)      1,175
Interest in joint
  venture loss              (1,849)          --      (1,849)
Interest expense              (830)      (1,018)        188
Interest income                235           48         187
Other income                    61          199        (138)
                          ---------    ---------    --------
Loss before income taxes    (3,827)      (3,366)       (461)
Income tax benefit           1,416        1,246         170
                          ---------    ---------    --------
Net loss                  $ (2,411)    $ (2,120)    $  (291)
                          =========    =========    ========


OPERATING RESULTS

A net loss of $2.4 million was recorded in first quarter 1997 compared to $2.1 million recorded in first quarter 1996. This increased loss is a result of reduced operating earnings in the Portrait Studios and Wall Decor segments offset slightly by lower corporate expenses, which resulted from the allocation through service and consulting contracts with the joint venture of administrative salaries and overhead costs and from lower employee benefit costs. For the first quarter 1997, the interest in joint venture loss reflected the expected loss due to the seasonality of the photofinishing business.

Net loss of $0.20 per share was recorded in the first quarter of 1997 compared to $0.15 per share recorded in the first quarter 1996, primarily reflecting the repurchase of 2,250,000 shares in November 1996, which resulted in a change in weighted average number of common and common equivalent shares outstanding to 11,835,324 for the first quarter 1997 from 13,963,409 for the first quarter 1996.

NET SALES
                                     12 Weeks Ended
                         ---------------------------------------
                                (in thousands of dollars)

                          April 26,      April 27,      Amount
                             1997           1996        Change
                          ---------      ---------     ---------
Portrait Studios          $ 58,074       $ 56,860      $  1,214

Photofinishing                  --         36,094       (36,094)
Wall Decor                  12,100         11,714           386

                          ---------      ---------     ---------
     Total net sales      $ 70,174       $104,668      $(34,494)
                          =========      =========     =========

NET SALES

Reported sales were $70.2 million in the first quarter 1997 versus $104.7 million in the first quarter 1996 reflecting the exclusion of sales for the Photofinishing segment as a result of the formation of the joint venture with Eastman Kodak in October 1996.

Portrait Studios sales were $58.1 million in the first quarter 1997, increasing 2.1% from $56.9 million recorded in the comparable period last year. Although customer volume declined, sales per customer increased due, management believes, in part to the tactical price increases introduced during the first quarter 1997 and previously discussed in the Company's 1996 Annual Report.

Sales in the Wall Decor segment were $12.1 million in the first quarter 1997, increasing 3.3% from $11.7 million recorded in the comparable period last year, due largely to the net opening of four new locations since the end of first quarter 1996 offset slightly by a decrease in same-store sales.

RESULTS FROM OPERATIONS

Loss from operations declined to $1.4 million in first quarter 1997 from $2.6 million recorded in first quarter 1996 due to the elimination of the Photofinishing operating loss caused by the creating of the joint venture, offset slightly by decreased operating earnings in the Photography and Wall Decor segments.

OPERATING EARNINGS
                                     12 Weeks Ended
                         ---------------------------------------
                                (in thousands of dollars)

                           April 26,      April 27,      Amount
                              1997           1996        Change
                           ---------      ---------    ---------
Portrait Studios           $  2,843       $  4,505     $ (1,662)
Photofinishing                   --         (2,076)       2,076
Wall Decor                   (1,254)          (816)        (438)
                           ---------      ---------    ---------
  Total operating earnings $  1,589       $  1,613     $    (24)
                           =========      =========    =========

OPERATING EARNINGS

Portrait Studio operating earnings decreased 36.9% to $2.8 million in the first quarter 1997 from $4.5 million in the first quarter 1996 due primarily to higher employment and depreciation expenses.

The seasonally slow first quarter for the Wall Decor segment was reflected in an operating loss of $1.3 million, an increase in operating loss from the $816,000 recorded in the first quarter of 1996, due primarily to higher employment expenses and the additional losses associated with the net addition of four locations opened since first quarter 1996.

CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS -
ASSETS (UNAUDITED)
(in thousands of dollars)
                                  April 26, April 27, February 1,
                                     1997      1996       1997
                                  --------  --------  -----------
Current assets:
  Cash                            $  1,155  $  2,496  $  5,226
  Short-term investments             8,662     3,069    16,697
  Receivables, less allowance
    of $403, $1,434 and $382,
    respectively                    14,094    20,180    13,378
  Inventories                       18,120    33,652    19,280
  Deferred income taxes, net             -     1,819         -
  Refundable income taxes            4,009     1,635         -
  Prepaid expenses and other
    current assets                   8,291     8,558     9,104
                                  --------- --------- ----------
      Total current assets          54,331    71,409    63,685
                                  --------- --------- ----------
Net property and equipment         129,014   168,917   130,762
Investment in Fox joint venture     46,257         -    48,105
Net assets of business held
  for sale                               -     4,901         -
Other assets:
  Intangible assets, net               506    50,544       491
  Other long-term assets             3,566     3,999     3,677
                                  --------- --------- ----------
      Total assets                $233,674  $299,770  $246,720
                                  ========= ========= ==========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS -
LIABILITIES (UNAUDITED)
(in thousands of dollars)
                                  April 26, April 27, February 1,
                                     1997      1996       1997
                                  --------- --------- -----------
Current liabilities:
  Short-term borrowings           $       - $  11,100 $       -
  Current maturities of long-term
    obligations                      10,000     5,000    10,000
  Accounts payable                   13,209    25,397    15,263
  Accrued expenses and other
    liabilities                      19,382    25,956    21,394
  Income taxes                            -         -     3,926
  Deferred income taxes, net            275         -       264
                                  --------- --------- -----------
      Total current liabilities      42,866    67,453    50,847
                                  --------- --------- -----------
Long-term obligations, less
  current maturities                 44,889    54,824    44,888
Other liabilities                     4,005     3,993     5,473
Deferred income taxes, net            6,206     2,258     5,987
                                  --------- --------- -----------
   Total liabilities              $  97,966 $ 128,528 $ 107,195
                                  ========= ========= ===========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS -
STOCKHOLDERS' EQUITY  (UNAUDITED)
(in thousands of dollars except per share amounts)

                                  April 26, April 27, February 1,
                                     1997      1996       1997
                                  --------- --------- -----------
Stockholders' equity:
  Preferred stock, no par value,
   1,000,000 shares authorized,
   no shares issued and
   outstanding                           -         -          -
  Preferred stock, Series A, no
   par value                             -         -          -
  Common stock, $0.40 par value,
   50,000,000 shares authorized;
   17,282,882, 17,216,792 and
   17,238,873 shares outstanding
   at April 26, 1997, April 27,
   1996 and February 1, 1997,
   respectively                      6,913     6,887     6,896
  Additional paid-in capital        34,000    32,919    33,283
 Retained earnings                 215,857   208,954   219,905
 Cumulative foreign currency
   translation adjustment           (2,413)   (1,976)   (1,860)
                                  --------- --------- ----------
                                   254,357   246,784   258,224
  Treasury stock at cost,
   5,557,047, 3,302,548 and
   5,552,548 shares at April 26,
   1997, April 27, 1996 and
   February 1, 1997, respectively (118,219)  (74,533) (118,136)
  Unamortized deferred
   compensation-restricted stock      (430)   (1,009)     (563)
                                  --------- --------- ----------
  Total stockholders' equity       135,708   171,242   139,525
                                  --------- --------- ----------
  Total liabilities and
   stockholders' equity           $233,674  $299,770  $246,720
                                  ========= ========= ==========

See accompanying notes to consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS--FINANCIAL CONDITION
--------------------------------------------------------

Total assets decreased 5.3% in first quarter 1997 from year-end 1996, reflecting decreases in cash and short-term investments resulting from the seasonal cash needs of the business. The balances of cash and short-term investments were $9.8 million, $5.6 million and $21.9 million on April 26, 1997, April 27, 1996 and February 1, 1997, respectively.

Total liabilities decreased 8.6% in first quarter 1997 from year-end, reflecting decreases in income tax and other liabilities resulting from losses incurred in the first quarter 1997. As previously discussed in the Company's 1996 Annual Report, the Company is in the process of restructuring its financing to modify the restrictive covenants of its Note and Credit Agreements, and expects a June 1997 completion date.

Stockholders' equity decreased 2.7% in first quarter 1997 from year-end reflecting the decrease in retained earnings resulting from the first quarter 1997 net loss and the distribution of quarterly dividends.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands of dollars)
                                                12 Weeks Ended
                                              -------------------
                                              April 26, April 27,
                                                1997      1996
                                              --------  --------
Cash flows used in operating activities       $(6,535)  $  (523)
Cash flows provided by (used in)
  financing activities:
  Proceeds from the issuance of
    short-term debt                                 -     8,225
  Repayment of long-term debt                     (17)        -
  Issuance of common stock to
    employee stock plans                          734       867
  Cash dividends                               (1,636)   (1,941)
  Purchase of treasury stock                      (83)        -
                                              --------  --------
    Cash flows provided by (used in)
      financing activities                     (1,002)    7,151
                                              --------  --------
Cash flows provided by (used in)
  investing activities:
    Additions to property and equipment        (4,446)   (9,440)
                                              --------  --------
Effect of exchange rate changes on
  cash and equivalents                           (123)       46
                                              --------  --------
Net decrease in cash and cash equivalents     (12,106)   (2,766)
Cash and cash equivalents at
  beginning of year                            21,923     8,331
                                              --------  --------
Cash and cash equivalents at end of period    $ 9,817   $ 5,565
                                              ========  ========
Supplemental cash flow information:
  Interest paid                               $ 1,755   $ 2,029
                                              ========  ========
  Income taxes paid                           $ 6,374   $ 8,111
                                              ========  ========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
RECONCILIATION OF NET EARNINGS TO CASH FLOWS PROVIDED BY
OPERATING
ACTIVITIES (UNAUDITED)  (in thousands of dollars)
                                                12 Weeks Ended
                                              -------------------
                                              April 26, April 27,
                                                1997      1996
                                              --------  --------
Net loss from continuing operations           $(2,411)  $(2,120)

Adjustments for items not requiring cash:
  Depreciation and amortization                 6,667     9,441
  Deferred income taxes                           230       242
  Deferred compensation                        (1,468)   (1,483)
  Interest in joint venture                     1,849         -
  Other                                          (657)     (611)

Decrease (increase) in current assets:
  Receivables and inventories                     444    (1,901)
  Assets held for resale                            -       154
  Prepaid expenses and other current assets       812     2,174

Increase (decrease) in current liabilities:
  Accounts payable, accrued expenses
    and other liabilities                      (4,066)    2,860
  Income taxes                                 (7,935)   (9,279)
                                              --------  --------
Cash flows used in operating activities       $(6,535)  $  (523)
                                              ========  ========

See accompanying notes to consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS--CASH FLOWS
------------------------------------------------

Capital expenditures for first quarter 1997 were $4.4 million, down from the $9.4 million incurred in first quarter 1996.
Planned capital expenditures for 1997 are expected to be lower than the $34.7 million spent in 1996.

Through operating cash flows and borrowings under the revolving credit agreement, the Company believes it has sufficient liquidity over the course of the year to meet cash requirements for operations, planned capital expenditures and dividends to shareholders.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY - COMMON STOCK, ADDITIONAL PAID-IN CAPITAL
AND RETAINED EARNINGS (UNAUDITED) (in thousands of dollars except per share amounts)

Fifty-two weeks ended February 1, 1997, and Twelve weeks ended
April 26, 1997
                                                Add'l

                                       Common  Paid-In  Retained
                                       Stock   Capital  Earnings
                                       ------- -------- ---------

Balance at February 3, 1996            $6,868  $32,071  $213,015

 Issuance of common stock:
  Profit sharing plan and trust
   (40,725 shares)                         16      754         -
  Stock bonus plan (6,825 shares)           3       96         -
  Employee stock plans (21,921 shares)      9      362         -
 Foreign currency translation               -        -         -
 Dividends ($0.56 per common share)         -        -    (7,473)
 Net earnings                               -        -    14,363
 Purchase of treasury stock, at cost        -        -         -
 Amortization of deferred
  compensation-restricted stock             -        -         -
                                       ------- -------- ---------
Balance at February 1, 1997            $6,896  $33,283  $219,905

 Issuance of common stock:
  Profit sharing plan and trust
   (41,439 shares)                         16      681         -
  Employee stock plans (2,569 shares)       1       36         -
 Foreign currency translation               -        -         -
 Dividends ($0.14 per common share)         -        -    (1,637)
 Net earnings                               -        -    (2,411)
 Purchase of treasury stock, at cost        -        -         -
 Amortization of deferred
  compensation-restricted stock             -        -         -
                                       ------- -------- ---------
Balance at April 26, 1997              $6,913  $34,000  $215,857
                                       ======= ======== =========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CPI CORP. INTERIM CONDENSED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY -
CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT AND TREASURY
STOCK AT COST (UNAUDITED) (in thousands of dollars except per share amounts)

Fifty-two weeks ended February 1, 1997 and Twelve weeks ended
April 26, 1997
                                        Cumulative
                                         Foreign
                                         Currency       Treasury
                                        Translation      Stock
                                        Adjustment      At Cost
                                        -----------    ----------

Balance at February 3, 1996             $   (2,109)    $ (74,533)

 Issuance of common stock:
  Profit sharing plan and trust
   (40,725 shares)                               -             -
  Stock bonus plan (6,825 shares)                -             -
  Employee stock plans (21,921 shares)           -             -
 Foreign currency translation                  249             -
 Dividends ($0.56 per common share)              -             -
 Net earnings                                    -             -
 Purchase of treasury stock, at cost                     (43,603)
 Amortization of deferred
  compensation-restricted stock                  -             -
                                        -----------    ----------
Balance at February 1, 1997             $   (1,860)    $(118,136)

 Issuance of common stock:
  Profit sharing plan and trust
   (41,439 shares)                               -             -
  Employee stock plans (2,569 shares)            -             -
 Foreign currency translation                 (553)            -
 Dividends ($0.14 per common share)              -             -
 Net earnings                                    -             -
 Purchase of treasury stock, at cost             -           (83)
 Amortization of deferred
  compensation-restricted stock                  -             -
                                        -----------    ----------
Balance at April 26, 1997               $   (2,413)    $(118,219)
                                        ===========    ==========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY - DEFERRED COMPENSATION-RESTRICTED STOCK AND
TOTAL (UNAUDITED) (in thousands of dollars except per share amounts)

Fifty-two weeks ended February 1, 1997 and Twelve weeks ended
April 26, 1997
                                         Deferred
                                       Compensation-
                                        Restricted
                                           Stock        Total
                                       -------------  ---------
Balance at February 3, 1996            $     (1,144)  $174,168

 Issuance of common stock:
  Profit sharing plan and trust
   (40,725 shares)                                -        770
  Stock bonus plan (6,825 shares)                 -         99
  Employee stock plans (21,921 shares)            -        371
 Foreign currency translation                     -        249
 Dividends ($0.56 per common share)               -     (7,473)
 Net earnings                                     -     14,363
 Purchase of treasury stock, at cost                   (43,603)
 Amortization of deferred
  compensation-restricted stock                 581        581
                                       -------------  ---------
Balance at February 1, 1997            $       (563)  $139,525
                                       =============  =========
 Issuance of common stock:
  Profit sharing plan and trust
   (41,439 shares)                                -        697
  Employee stock plans (2,569 shares)             -         37
 Foreign currency translation                     -       (553)
 Dividends ($0.14 per common share)               -     (1,637)
 Net earnings                                     -     (2,411)
 Purchase of treasury stock, at cost              -        (83)
 Amortization of deferred
  compensation-restricted stock                 133        133
                                        ------------  ---------
Balance at April 26, 1997               $      (430)  $135,708
                                        ============  =========

See accompanying notes to consolidated financial statements.

         CPI CORP. NOTES TO INTERIM CONDENSED CONSOLIDATED
                 FINANCIAL STATEMENTS (UNAUDITED)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial position as of April 26, 1997, April 27, 1996 and February 1, 1997 and the results of its operations and changes in its cash flows for the 12 weeks ended April 26, 1997 and April 27, 1996. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's annual report on Form 10-K for its fiscal year ended February 1, 1997.

2. The components of net interest expense are as follows:

                                April 26, 1997   April 27, 1996
                                --------------   --------------
   Interest expense             $        830     $      1,018
   Interest income                      (235)             (48)
                                --------------   --------------
    Net interest expense        $        595     $        970
                                ==============   ==============

3. Short-term investments are comprised of money market instruments which aggregated $8.7 million, $3.1 million and $16.7 million as of April 26, 1997, April 27, 1996, and
   February 1, 1997, respectively, and are stated at cost which approximates market.

4. In October 1996, the Company entered into a joint venture with Eastman Kodak Company, thereby reducing its ownership in its retail photofinishing business previously conducted by the Company's Fox Photo, Inc. and Proex Photo Systems, Inc. subsidiaries to 49%. The 49% ownership of the new joint venture is accounted for under the equity method and is reflected as an investment in Fox joint venture within the financial statements.

                  PART I.  FINANCIAL INFORMATION

ITEM 6(a). EXHIBITS

     Exhibit 11 - Computation of Earnings per Common Share
                     for 12 weeks.

     Exhibit 27 - Financial Data Schedule



                 PART II.  OTHER INFORMATION

ITEM 6(b)  REPORTS ON FORM 8-K

     - On April 11, 1997, CPI Corp. reported the issuance of a press release on April 4, 1997 announcing the fourth quarter and fiscal 1996 results from continuing operations, with sales of $467.0 million compared with the prior year's $526.7 million. The lower revenues reflect the sale of a 51% interest in the Company's
       Fox Photo, Inc. photofinishing division to Eastman Kodak Company in October 1996, with subsequent revenues of that business being reported separately by the joint venture.

     - In April of 1997, the Company amended its $60 Million Revolving Credit Agreement with three banks (originally filed on Form 10-Q with the Securities and Exchange Commission and dated September 1, 1995) and Note
       Agreement with two insurance companies (originally filed on Form 10-Q with the Securities and Exchange Commission and dated September 3, 1993). These amendments were filed as a Form 8-K labeled Item 5 (A), Second Amendment to Revolving Credit Agreement, and Item 5 (B), Letter Amendment No. 5.

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





                                CPI Corp.




                                By:  /s/ Barry Arthur
                                     ---------------------------
                                     Barry Arthur
                                     Authorized Officer and
                                     Principal Financial Officer




DATE:  June 6, 1997

                         EXHIBIT INDEX

                                                      PAGE
PART I.


Item 6(a)  Exhibits

       Exhibit 11 - Computation of Earnings
                    Per Share - 12 weeks               20

       Exhibit 27 - Financial Data Schedule

