Form 10-Q
period 1997-07-19
CPI CORP
filed 1997-09-02
CIK 25354

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington D.C.   20549

                           FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended July 19, 1997

    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________ to ___________

                   Commission File No. 1-10204

                           CPI CORP.
    (Exact name of Registrant as specified in its charter)

                           DELAWARE
  (State or other jurisdiction of incorporation or organization)

                          43-1256674
             (I.R.S. Employer Identification No.)

       1706 Washington Avenue, St. Louis, Missouri 63103-1790
         (Address of principal executive offices) (zip code)

                           (314) 231-1575
         (Registrant's telephone number, including area code)

                            NO CHANGE
               --------------------------------------
   (Former name or former address, if changed since last report)

   Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X     No
                                  -------     -------

   As of August 29, 1997 there were 11,753,896 shares of the Registrant's common stock outstanding. This quarterly report on Form 10-Q contains 30 pages, of which this is page 1.

                              PART 1
                       FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSES OF RESULTS OF
         OPERATIONS, FINANCIAL CONDITION AND CASH FLOW

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

FISCAL YEARS
The Company's fiscal year ends the first Saturday of February. Accordingly, fiscal year 1996 ended February 1, 1997 and consisted of 52 weeks. The second fiscal quarters of 1997 and 1996 consisted of twelve weeks and ended July 19, 1997 and July 20, 1996, respectively. Throughout the Management's Discussion and Analysis and Notes to Interim Condensed Consolidated Financial Statements, reference to 1996 will mean the fiscal year end 1996 and reference to second quarter 1997 and second quarter 1996 will mean the second fiscal quarter of 1997 and 1996, respectively.

JOINT VENTURE
In October 1996, the Company entered into a joint venture with Eastman Kodak Company, thereby reducing its ownership in its retail photofinishing business previously conducted by the Company's Fox Photo, Inc. and Proex Photo Systems, Inc. subsidiaries to 49%. The ownership of the new joint venture is accounted for under the equity method and is reflected as an investment in Fox joint venture within the financial statements.

NOTE AND CREDIT AGREEMENTS
As previously disclosed in an 8-K Current Report filed on July 1, 1997, on June 16, 1997, the Company prepaid the $55.0 million balance of its existing $60.0 million Senior Notes and privately placed new Senior Notes in the amount of $60.0 million (the "Note Agreement") with two insurance companies. The notes, issued pursuant to the Note Agreement mature over a ten-year period with an average maturity of seven-years and with the first principal payment due on the fourth anniversary of the agreement. Interest on the notes is payable semi-annually at an average rate of 7.46%. The Note Agreement requires the Company maintain certain financial ratios and comply with certain restrictive covenants.

The Company incurred $597,000 in issuance costs associated with the private placement of the notes. These costs are being amortized ratably over the ten-year life of the notes.

Also on June 16, 1997, after evaluating projected cash requirements, the Company terminated its existing $60.0 million revolving credit agreement and entered into a new $40.0 million revolving credit agreement (the "Credit Agreement") with three domestic banks. The Credit Agreement, which will expire on June 16, 2000, has a variable interest rate charged at either LIBOR or federal funds, with an applicable margin added, or prime rate, based on the Company's discretion. A commitment fee of 0.125% to 0.25% per annum (which is based on ratio of consolidated debt to EBITDA) is payable on the unused portion of the Credit Agreement. The Company is not required to maintain compensating balances in connection with the Credit Agreement and has substantially the same financial covenants with the Credit Agreement as those set forth in the Company's $60.0 million Note Agreement.

STOCK REPURCHASE
The Company's Board of Directors has authorized the Company to purchase up to 4,500,000 shares of its outstanding common stock through purchases at management's discretion from time to time at acceptable market prices. Acquired shares are held as treasury stock and will be available for general corporate purposes. During the second quarter 1997, the Company purchased 54,785 shares of stock for $1.1 million at an average stock price of $19.37.

IMPACT OF NEW ACCOUNTING STANDARDS
In February 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for the computation and presentation of earnings per share for entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997, and requires retroactive restatement of all prior period earnings per share data presented. The effect of SFAS No. 128 on the financial periods presented is not material to the Company.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.
All items that are required to be recognized under accounting standards as components of comprehensive income must be reported in a financial statement with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement established standards for reporting information about operating segments as well as related disclosures about products and services, geographic areas, and major customers. This Statement is effective for fiscal years beginning after December 15, 1997. Management believes the effects of SFAS
No. 131 on the Company's reporting of segment information will not be material.


CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED) (in thousands of dollars except per share amounts)
Twelve weeks ended July 19, 1997 and July 20, 1996

                                            Twelve Weeks Ended
                                           ---------------------
                                            July 19,    July 20,
                                              1997        1996
                                           ---------   ---------
Net sales                                  $ 68,494    $105,440
Costs and expenses:
  Cost of sales (exclusive of
   depreciation expense shown below)         11,669      29,702
  Selling, administrative, general expense   47,051      66,372
  Depreciation                                6,396       8,766
  Amortization                                  467         985
                                           ---------   ---------
                                             65,583     105,825
                                           ---------   ---------
Income (loss) from operations                 2,911        (385)
Net interest expense                            920       1,038
Interest in joint venture profit                 19           -
Other income                                    188         132
                                           ---------   ---------
Earnings (loss) before income taxes           2,198      (1,291)
Income tax expense (benefit)                    813        (478)
                                           ---------   ---------
Net earnings (loss)                        $  1,385    $   (813)
                                           =========   =========
Net earnings (loss) per share              $   0.12    $  (0.06)
                                           =========   =========
Dividends per common share                 $   0.14    $   0.14
                                           =========   =========
Weighted average number of common and
  common equivalent shares outstanding
  (in thousands of shares)                   11,921      14,001
                                           =========   =========

See accompanying notes to consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS--RESULTS OF OPERATIONS
-----------------------------------------------------------

SELECTED FINANCIAL DATA (in thousands of dollars)
Twelve Weeks Ended July 19, 1997 and July 20, 1996


                                    Twelve Weeks Ended
                           -------------------------------------
                             July 19,      July 20,      Amount
                               1997          1996        Change
                            ---------     ---------     --------
Total operating earnings    $  5,784      $  4,638      $ 1,146
General corporate
  expenses                     2,873         5,023        2,150
                            ---------     ---------     --------
Income (Loss) from
  operations                   2,911          (385)       3,296
Interest in joint
  venture profit                  19             -           19
Interest expense               1,084         1,069          (15)
Interest income                  164            31          133
Other income                     188           132           56
                            ---------     ---------     --------
Earnings (loss)
  before income tax            2,198        (1,291)       3,489
Income tax expense (benefit)     813          (478)      (1,291)
                            ---------     ---------     --------
Net earnings (loss)         $  1,385      $   (813)     $ 2,198
                            =========     =========     ========

NET EARNINGS (LOSS)
Net earnings were $1.4 million in second quarter 1997, compared to $813,000 in net loss recorded in second quarter 1996. This increase is attributable to higher income from operations and lower corporate expenses, which resulted from the allocation through service and consulting contracts with the joint venture of administrative salaries and overhead costs, and from lower employee benefit costs. For the second quarter 1997, the interest in joint venture profit reflected the seasonal increase in earnings for the photofinishing business.

Net earnings per share were $0.12 per share in the second quarter 1997 compared to net loss of $0.06 per share recorded in the second quarter 1996, reflecting the earnings increase and the repurchase of 2,309,284 shares from November 1996 to June 1997, which resulted in a change in weighted average number of common and common equivalent shares outstanding to 11,920,790 for the second quarter 1997 from 14,000,530 for the second quarter 1996.


NET SALES (in thousands of dollars)
Twelve Weeks Ended July 19, 1997 and July 20, 1996

                                    Twelve Weeks Ended
                         ---------------------------------------
                           July 19,       July 20,       Amount
                             1997           1996         Change
                          ---------      ---------     ---------
Portrait Studios          $ 56,383       $ 51,494      $  4,889
Photofinishing                 --          41,987       (41,987)
Wall Decor                  12,111         11,959           152
                          ---------      ---------     ---------
     Total net sales      $ 68,494       $105,440      $(36,946)
                          =========      =========     =========


NET SALES
Reported sales were $68.5 million in the second quarter 1997 versus $105.4 million in the second quarter 1996, reflecting an increase in Portrait Studios sales offset by the exclusion of sales for the Photofinishing segment as a result of the formation of the joint venture with Eastman Kodak in October 1996.

Portrait Studios sales were $56.4 million in the second quarter
1997, increasing 9.5% from $51.5 million recorded in the comparable period last year. Although customer volume declined, sales per customer increased due in part to the tactical price increases introduced during the first quarter 1997 and to continued favorable customer response to new programs.

Sales in the Wall Decor segment were $12.1 million in the second quarter 1997, relatively unchanged from the $12.0 million recorded in the comparable period last year, due to the net opening of four new locations since the end of second quarter 1996 offset slightly by a 3.7% decrease in same-store sales.

RESULTS FROM OPERATIONS
Income from operations was $2.9 million in second quarter 1997, an improvement from the $385,000 in operating loss recorded in second quarter 1996. This improvement is attributable to higher operating earnings in Portrait Studios offset slightly by increased operating losses in the Wall Decor business and the elimination of the Photofinishing operating earnings caused by the creation of the joint venture.


OPERATING EARNINGS (in thousands of dollars)
Twelve Weeks Ended July 19, 1997 and July 20, 1996


                                   Twelve Weeks Ended
                         ---------------------------------------
                            July 19,       July 20,      Amount
                              1997           1996        Change
                           ---------      ---------     --------
Portrait Studios           $  6,822       $  3,382     $  3,440
Photofinishing                  --           1,718       (1,718)
Wall Decor                   (1,038)          (462)        (576)
                           ---------      ---------     --------
  Total operating earnings $  5,784       $  4,638      $ 1,146
                           =========      =========     ========

OPERATING EARNINGS
Portrait Studios' operating earnings increased to $6.8 million for the second quarter 1997 from $3.4 million recorded in the second quarter 1996 due primarily to higher sales and reduced cost of sales, which resulted from more efficient use of dye sublimation paper and materials, offset slightly by higher depreciation costs.

The seasonally slow second quarter for the Wall Decor segment resulted in operating losses of $1.0 million for second quarter 1997 compared to $462,000 in operating losses recorded in the second quarter of 1996. The increase in losses is due to the seasonal losses from the four locations opened since the end of the second quarter of 1996 and higher employment and occupancy expenses in all locations.


CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF
EARNINGS (UNAUDITED)
(in thousands of dollars except per share amounts)
Twenty-four weeks ended July 19, 1997 and July 20, 1996

                                         Twenty-four Weeks Ended
                                         -----------------------
                                           July 19,    July 20,
                                             1997        1996
                                          ----------  ----------
Net sales                                  $138,668    $210,108
Costs and expenses:
Cost of sales (exclusive of
   depreciation expense shown below)         24,354      58,453
  Selling, administrative, general expenses  99,317     135,442
  Depreciation                               12,590      17,234
  Amortization                                  941       1,959
                                           ---------   ---------
                                            137,202     213,088
                                           ---------   ---------
Income (loss) from operations                 1,466      (2,980)
Net interest expense                          1,515       2,008
Interest in joint venture loss               (1,830)          -
Other income                                    249         331
                                           ---------   ---------
Loss before income taxes                     (1,630)     (4,657)
Income tax benefit                              603       1,723
                                           ---------   ---------
Net loss                                     (1,027)     (2,934)
                                           =========   =========
Net loss per share                         $  (0.09)   $  (0.21)
                                           =========   =========
Dividends per common share                 $   0.28    $   0.28
                                           =========   =========
Weighted average number of common and
  common equivalent shares outstanding
  (in thousands of shares)                   11,878      13,982
                                           =========   =========

See accompanying notes to consolidated financial statements.

SELECTED FINANCIAL DATA (in thousands of dollars)
Twenty-four Weeks Ended July 19, 1997 and July 20, 1996

                                 Twenty-four Weeks Ended
                         ---------------------------------------
                            July 19,       July 20,      Amount
                              1997           1996        Change
                           ---------      ---------     --------
Total operating earnings   $  7,372       $  6,252      $ 1,120
General corporate
  expenses                    5,906          9,232        3,326
                           ---------      ---------     --------
Income (loss) from
  operations                  1,466         (2,980)       4,446
Interest in joint
  venture loss               (1,830)           --        (1,830)
Interest expense              1,915          2,087          172
Interest income                 400             79          321
Other income                    249            331          (82)
                           ---------      ---------     --------
Loss before income taxes     (1,630)        (4,657)       3,027
Income tax benefit              603          1,723       (1,120)
                           ---------      ---------     --------
Net loss                   $ (1,027)      $ (2,934)     $ 1,907
                           =========      =========     ========

NET EARNINGS (LOSS)
Net loss was $1.0 million in the first two quarters of 1997, compared to $2.9 million in net loss recorded in the first two quarters of 1996. This improvement is a result of higher income from operations and lower corporate expenses, which resulted from the allocation through service and consulting contracts with the joint venture of administrative salaries and overhead cost, and from lower employee benefit costs, partially offset by the interest in joint venture loss.

Net loss per share was $0.09 per share in the first two quarters of 1997 compared to net loss of $0.21 per share recorded in the comparable period last year reflecting the earnings increase and the repurchase of 2,309,284 shares from November 1996 to June 1997, which resulted in a change in weighted average number of common and common equivalent shares outstanding to 11,878,057 for the first two quarters of 1997 from 13,982,022 for the first two quarters of 1996.


NET SALES (in thousands of dollars)
Twenty-four Weeks Ended July 19, 1997 and July 20, 1996


                                 Twenty-four Weeks Ended
                         ---------------------------------------
                           July 19,       July 20,       Amount
                             1997           1996         Change
                          ---------      ---------     ---------
Portrait Studios          $114,457       $108,354      $  6,103
Photofinishing                 --          78,081       (78,081)
Wall Decor                  24,211         23,673           538
                          ---------      ---------     ---------
     Total net sales      $138,668       $210,108      $(71,440)
                          =========      =========     =========


NET SALES
Reported sales were $138.7 million for the first two quarters of 1997 versus $210.1 million for the first two quarters of 1996, reflecting an increase in Portrait Studios sales offset by the exclusion of sales for the Photofinishing segment as a result of the formation of the joint venture with Eastman Kodak in October 1996.

Portrait Studios sales were $114.5 million for the first two quarters of 1997, increasing 5.6% from $108.4 million recorded in the comparable period last year. Although customer volume declined, sales per customer increased due in part to the tactical price increases introduced during the first quarter 1997 and to continued favorable customer response to new programs.

Sales in the Wall Decor segment were $24.2 million for the first two quarters of 1997, increasing 2.3% from $23.7 million recorded in the comparable period last year, due to the net opening of four new locations since the end of second quarter 1996. Sales in same-store Wall Decor locations were down 2.8% for the first half of 1997 from the comparable period last year.

RESULTS FROM OPERATIONS
Income from operations was $1.5 million for the first two quarters of 1997, an improvement from the $3.0 million in loss from operations recorded in the comparable period last year. This improvement is attributable to higher operating earnings in the Portrait Studio segment and the elimination of the Photofinishing operating loss with the creation of the joint venture, offset slightly by decreased operating earnings in the Wall Decor segment.


OPERATING EARNINGS (in thousands of dollars)
Twenty-four Weeks Ended July 19, 1997 and July 20, 1996

                                 Twenty-four Weeks Ended
                         ---------------------------------------
                            July 19,       July 20,      Amount
                              1997           1996        Change
                           ---------      ---------     --------
Portrait Studios           $  9,664       $  7,887      $ 1,777
Photofinishing                  --            (357)         357
Wall Decor                   (2,292)        (1,278)      (1,014)
                           ---------      ---------     --------
  Total operating earnings $  7,372       $  6,252      $ 1,120
                           =========      =========     ========


OPERATING EARNINGS
Portrait Studio operating earnings increased 22.5% to $9.7 million for the first two quarters of 1997 from $7.9 million for the first two quarters of 1996 due primarily to higher sales and reduced cost of sales, which resulted from more efficient use of dye sublimation paper and materials, offset slightly by higher depreciation costs.

In the Wall Decor segment, which has a seasonally slow first half, operating losses were $2.3 million, an increase in operating losses from the $1.3 million recorded for the first two quarters of 1996 due to the seasonal losses from the four locations opened since the end of the second quarter of 1996 and higher employment and occupancy expenses in all locations.


CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS -
ASSETS (UNAUDITED) (in thousands of dollars)


                                   July 19,  July 20, February 1,
                                     1997      1996      1997
                                   --------  --------  ----------
Current assets:
  Cash                             $    603  $  3,374   $  5,226
  Short-term investments             11,416     2,762     16,697
  Receivables less allowance of
    $536, $1,081 and $382,
    respectively                     15,258    18,999     13,378
  Inventories                        18,555    31,164     19,280
  Deferred income taxes, net              -       810          -
  Refundable income taxes             3,742     2,666          -
  Prepaid expenses and other
    current assets                   10,923     8,927      9,104
                                   --------- ---------  ---------
      Total current assets           60,497    68,702     63,685
                                   --------- ---------  ---------
Net property and equipment          129,259   170,200    130,762
Investment in Fox joint venture      46,276         -     48,105
Other assets:
  Intangible assets, net                686    50,214        491
  Other long-term assets              5,671     4,120      3,677
                                   --------- ---------  ---------
      Total assets                 $242,389  $293,236   $246,720
                                   ========= =========  =========

See accompanying notes to consolidated financial statements.


CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS -
LIABILITIES (UNAUDITED) (in thousands of dollars)


                                   July 19,  July 20, February 1,
                                     1997      1996      1997
                                  --------- --------- -----------
Current liabilities:
  Short-term borrowings            $      -  $  9,300   $      -
  Current maturities of long-term
    obligations                       1,236     5,000     10,000
  Accounts payable                   16,940    29,517     15,263
  Accrued expenses and other
    liabilities                      18,193    20,219     21,394
  Income taxes                            -         -      3,926
  Deferred income taxes, net            287         -        264
                                   --------- ---------  ---------
      Total current liabilities      36,656    64,036     50,847
                                   --------- ---------  ---------
Long-term obligations, less
  current maturities                 60,108    54,846     44,888
Other liabilities                     3,551     4,228      5,473
Deferred income taxes, net            6,442     1,491      5,987
                                   --------- ---------  ---------
   Total liabilities               $106,757  $124,601   $107,195
                                   ========= =========  =========


See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS -
STOCKHOLDERS' EQUITY  (UNAUDITED)
(in thousands of dollars except per share amounts)

                                   July 19, July 20,  February 1,
                                     1997     1996       1997
                                  -------- --------  -----------
Stockholders' equity:
  Preferred stock, no par value,
   1,000,000 shares authorized, no
   shares issued and outstanding         -         -          -
  Preferred stock, Series A, no
   par value                             -         -          -
  Common stock, $0.40 par value,
   50,000,000 shares authorized;
   17,334,702, 17,221,551 and
   17,238,873 shares outstanding
   at July 19, 1997, July 20,
   1996 and February 1, 1997,
   respectively                      6,934     6,889      6,896
  Additional paid-in capital        34,889    32,990     33,283
  Retained earnings                215,599   206,192    219,905
  Cumulative foreign currency
   translation adjustment           (2,207)   (2,030)    (1,860)
                                  --------- ---------  ---------
                                   255,215   244,041    258,224
  Treasury stock at cost,
   5,611,832, 3,302,548 and
   5,552,548 shares at July 19,
   1997, July 20, 1996 and
   February 1, 1997, respectively (119,281)  (74,533)  (118,136)
  Unamortized deferred
   compensation-restricted stock      (302)     (873)      (563)
                                  --------- --------- ----------
  Total stockholders' equity       135,632   168,635    139,525
                                  --------- --------- ----------
  Total liabilities and
   stockholders' equity           $242,389  $293,236  $ 246,720
                                  ========= ========= ==========

See accompanying notes to consolidated financial statements.


MANAGEMENT'S DISCUSSION AND ANALYSIS--FINANCIAL CONDITION
---------------------------------------------------------

Total assets at the end of second quarter 1997 decreased 1.8% from year-end 1996, reflecting decreases in cash and short-term investments resulting from the seasonal cash needs of the business offset by an increase in refundable income taxes. The balances of cash and short-term investments were $12.0 million, $6.1 million and 21.9 million on July 19, 1997, July 20, 1996 and February 1, 1997, respectively.

Total liabilities were relatively unchanged from year-end. As previously disclosed in the Management's Discussion and Analysis- -Overview section, the Company has restructured its financing and modified certain restrictive covenants of its Note and Credit Agreements as of June 16, 1997.

Stockholders' equity decreased 2.8% to $135.6 in second quarter
1997 from year-end due primarily to a decrease in retained earnings resulting from the first two quarters of 1997 net loss, the repurchase of treasury stock and the distribution of quarterly dividends.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (in thousands of dollars)
Twenty-four weeks ended July 19, 1997 and July 20, 1996
                                               24 Weeks Ended
                                              ------------------
                                              July 19,  July 20,
                                                1997      1996
                                              --------  --------
Cash flows provided by (used in) operating
  activities                                  $(2,255)  $13,792
Cash flows provided by (used in)
  financing activities:
  Proceeds from issuance of short-term debt         -     6,425
  Proceeds from issuance of long-term debt     61,933         -
  Repayment of long-term debt                 (55,646)        -
  Issuance of common stock to
    employee stock plans                        1,644       939
  Cash dividends                               (3,279)   (3,889)
  Purchase of treasury stock                   (1,145)        -
                                              --------  --------
Cash flows provided by financing activities     3,507     3,475
                                              --------  --------
Cash flows used in investing activities:
  Additions to property and equipment          11,087    19,490
                                              --------  --------
Effect of exchange rate changes on
  cash and equivalents                            (69)       29
                                              --------  --------
Net decrease in cash and cash equivalents      (9,904)   (2,194)
Cash and cash equivalents at
  beginning of year                           $21,923   $ 8,331
                                              --------  --------
Cash and cash equivalents at end of period    $12,019   $ 6,137
                                              ========  ========
Supplemental cash flow information:
  Interest paid                               $ 2,786   $ 2,202
                                              ========  ========
  Income taxes paid                           $ 6,668   $ 8,459
                                              ========  ========

See accompanying notes to consolidated financial statements.


CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
RECONCILIATION OF NET EARNINGS TO CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES (UNAUDITED) (in thousands of dollars)
Twenty-four weeks ended July 19, 1997 and July 20, 1996


                                               24 Weeks Ended
                                              -----------------
                                              July 19,  July 20,
                                                1997      1996
                                              --------  --------
Net loss from continuing operations           $(1,027)  $(2,934)
Adjustments for items not requiring cash:
  Depreciation and amortization                13,531    19,193
  Deferred income taxes                           478       484
  Deferred compensation                        (1,923)   (1,247)
  Other                                        (2,978)   (1,266)
  Interest in joint venture loss                1,830         -
Decrease (increase) in current assets:
  Receivables and inventories                  (1,155)    1,769
  Assets held for resale                            -     5,055
  Refundable income taxes                      (3,742)   (2,666)
  Prepaid expenses and other current assets    (1,819)    1,806
Increase (decrease) in current liabilities:
  Accounts payable, accrued expenses
    and other liabilities                      (1,524)    1,242
  Income taxes                                 (3,926)   (7,644)
                                              --------  --------
Cash flows provided by (used in) operating
  activities                                  $(2,255)  $13,792
                                              ========  ========

See accompanying notes to consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS--CASH FLOWS
------------------------------------------------

Capital expenditures for the first two quarters of 1997 were $11.1 million, down from $19.5 million incurred in the first half of 1996. Planned capital expenditures for the entire 1997 are expected to be lower than those of 1996.

Through operating cash flows and borrowings under the Credit Agreement, the Company believes it has sufficient liquidity over the course of the year to meet cash requirements for operations, planned capital expenditures and dividends to shareholders.


CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY - COMMON STOCK, ADDITIONAL PAID-IN
CAPITAL AND RETAINED EARNINGS (UNAUDITED)
(in thousands of dollars)
Fifty-two weeks ended February 1, 1997, and Twenty-four weeks ended July 19, 1997

                                                Add'l
                                       Common  Paid-In  Retained
                                       Stock   Capital  Earnings
                                       ------- -------- ---------
Balance at February 3, 1996            $6,868  $32,071  $213,015

 Issuance of common stock:
  Profit sharing plan and trust
   (40,725 shares)                         16      754         -
  Stock bonus plan (6,825 shares)           3       96         -
  Employee stock plans (21,921 shares)      9      362         -
 Foreign currency translation               -        -         -
 Dividends ($0.56 per common share)         -        -    (7,473)
 Net earnings                               -        -    14,363
 Purchase of treasury stock, at cost        -        -         -
 Amortization of deferred
  compensation-restricted stock             -        -         -
                                       ------- -------- ---------
Balance at February 1, 1997            $6,896  $33,283  $219,905

 Issuance of common stock:
  Profit sharing plan and trust
   (41,439 shares)                         16      680         -
  Stock bonus plan (4,334 shares)           2       79         -
  Employee stock plans (50,056 shares)     20      847         -
 Foreign currency translation               -        -         -
 Dividends ($0.28 per common share)         -        -    (3,279)
 Net earnings                               -        -    (1,027)
 Purchase of treasury stock, at cost        -        -         -
 Amortization of deferred
  compensation-restricted stock             -        -         -
                                       ------- -------- ---------
Balance at July 19, 1997               $6,934  $34,889  $215,599
                                       ======= ======== =========



See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CPI CORP. INTERIM CONDENSED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY -
CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT AND TREASURY
STOCK AT COST (UNAUDITED) (in thousands of dollars)
Fifty-two weeks ended February 1, 1997 and Twenty-four weeks ended July 19, 1997

                                        Cumulative
                                         Foreign
                                         Currency       Treasury
                                        Translation      Stock
                                        Adjustment      At Cost
                                        -----------    ----------
Balance at February 3, 1996             $   (2,109)    $ (74,533)

 Issuance of common stock:
  Profit sharing plan and trust
   (40,725 shares)                               -             -
  Stock bonus plan (6,825 shares)                -             -
  Employee stock plans (21,921 shares)           -             -
 Foreign currency translation                  249             -
 Dividends ($0.56 per common share)              -             -
 Net earnings                                    -             -
 Purchase of treasury stock, at cost                     (43,603)
 Amortization of deferred
  compensation-restricted stock                  -             -
                                        -----------    ----------
Balance at February 1, 1997             $   (1,860)    $(118,136)

 Issuance of common stock:
  Profit sharing plan and trust
   (41,439 shares)                               -             -
  Stock bonus plan (4,334 shares)                -             -
  Employee stock plans (50,056 shares)           -             -
 Foreign currency translation                 (347)            -
 Dividends ($0.28 per common share)              -             -
 Net earnings                                    -             -
 Purchase of treasury stock, at cost             -        (1,145)
 Amortization of deferred
  compensation-restricted stock                  -             -
                                        -----------    ----------
Balance at July 19, 1997                $   (2,207)    $(119,281)
                                        ===========    ==========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY - DEFERRED COMPENSATION-RESTRICTED STOCK AND
TOTAL (UNAUDITED) (in thousands of dollars)
Fifty-two weeks ended February 1, 1997 and Twenty-four weeks ended July 19, 1997

                                         Deferred
                                       Compensation-
                                        Restricted
                                           Stock        Total
                                       -------------  ---------
Balance at February 3, 1996            $     (1,144)  $174,168

 Issuance of common stock:
  Profit sharing plan and trust
   (40,725 shares)                                -        770
  Stock bonus plan (6,825 shares)                 -         99
  Employee stock plans (21,921 shares)            -        371
 Foreign currency translation                     -        249
 Dividends ($0.56 per common share)               -     (7,473)
 Net earnings                                     -     14,363
 Purchase of treasury stock, at cost                   (43,603)
 Amortization of deferred
  compensation-restricted stock                 581        581
                                       -------------  ---------
Balance at February 1, 1997            $       (563)  $139,525
                                       =============  =========
 Issuance of common stock:
  Profit sharing plan and trust
   (41,439 shares)                                -        696
  Stock bonus plan (4,334 shares)                 -         81
  Employee stock plans (50,056 shares)            -        867
 Foreign currency translation                     -       (347)
 Dividends ($0.28 per common share)               -     (3,279)
 Net earnings                                     -     (1,027)
 Purchase of treasury stock, at cost              -     (1,145)
 Amortization of deferred
  compensation-restricted stock                 261        261
                                        ------------  ---------
Balance at July 19, 1997                $      (302)  $135,632
                                        ============  =========

See accompanying notes to consolidated financial statements.

                           CPI CORP.
 NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial position as of July 19, 1997, July 20, 1996 and February 1, 1997 and the results of its operations and changes in its cash flows for the 12 weeks ended July 19, 1997 and July 20, 1996. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's annual report on Form 10-K for its fiscal year ended February 1, 1997.

2. The components of net interest expense are as follows:

                                         24 WEEKS ENDED
                                -------------------------------
                                 July 19, 1997   July 20, 1996
                                --------------   --------------
   Interest expense             $      1,915     $      2,087
   Interest income                      (400)             (79)
                                --------------   --------------
    Net interest expense        $      1,515     $      2,008
                                ==============   ==============

3. Short-term investments are comprised of money market instruments which aggregated $11.4 million, $2.8 million and $16.7 million as of July 19, 1997, July 20, 1996, and
   February 1, 1997, respectively, and are stated at cost which approximates market.

4. In October 1996, the Company entered into a joint venture with Eastman Kodak Company, thereby reducing its ownership in its retail photofinishing business previously conducted by the Company's Fox Photo, Inc. and Proex Photo Systems, Inc. subsidiaries to 49%. The ownership of the new joint venture is accounted for under the equity method and is reflected as an investment in Fox joint venture within the financial statements.

5. On June 16, 1997, the Company prepaid the $55.0 million balance of its existing $60.0 million Senior Notes and privately placed new Senior Notes in the amount of $60.0 million (the "Note Agreement") with two insurance companies. The notes, issued pursuant to the Note Agreement, mature over a ten-year period with an average maturity of seven-years and with the first principal payment due on the fourth anniversary of the agreement. Interest on the notes is payable semi-annually at an average rate of 7.46%. The Note Agreement requires the Company maintain certain financial ratios and comply with certain restrictive covenants. The Company incurred $597,000 in issuance costs associated with the private placement of the notes. These costs are being amortized ratably over the ten-year life of the notes.

6. On June 16, 1997, after evaluating projected cash requirements, the Company terminated its existing $60.0 million revolving credit agreement and entered into a new $40.0 million revolving credit agreement (the "Credit Agreement") with three domestic banks. The Credit Agreement, which will expire on June 16, 2000, has a variable interest rate charged at either LIBOR or federal funds, with an applicable margin added, or prime rate, based on the Company's discretion. A commitment fee of 0.125% to 0.25% per annum (which is based on the ratio of consolidated debt to EBITDA) is payable on the unused portion of the Credit Agreement. The Company is not required to maintain compensating balances in connection with the Credit Agreement and has substantially the same financial covenants with the Credit Agreement as those set forth in the Company's $60.0 million Note Agreement.

7. Certain prior year amounts have been reclassified to conform with the 1997 presentation.

                 PART II.  OTHER INFORMATION

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Shareholders was held in St. Louis,
        Missouri on Thursday, June 12, 1997. The following items were voted on and the results are listed below:

        a) The following individuals were elected to the Company's Board of Directors:

Results of Votes for Directors
                                     Shares         Shares
                                       For         Withheld
                                   ----------     ----------
           Milford Bohm            10,318,942      124,864
           Alyn V. Essman          10,323,883      119,923
           Lee M. Liberman         10,317,415      126,391
           Robert L. Virgil        10,320,585      123,221
           Russell Isaak           10,325,314      118,492
           Nicholas L. Reding      10,325,020      118,786
           Mary Ann Krey           10,325,624      118,182
           Martin Sneider          10,273,200      170,606
           Patrick J. Morris       10,276,979      168,827

        b) The Board of Directors' appointment of KPMG Peat Marwick LLP to audit the Company's accounts for the 1997 fiscal year was approved by a vote of 10,420,860 shares in favor, 17,219 shares opposed and 5,726 shares abstaining.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

        a) EXHIBITS
           Exhibit 11.1 - Computation of Earnings per Common
                          Share Twelve Weeks Ended July 19, 1997
                          and July 22, 1996
           Exhibit 11.2 - Computation of Earnings per Common
                          Share Twenty-four Weeks Ended July 19,
                          1997 and July 22, 1996
           Exhibit 27.0 - Financial Data Schedule

        b) REPORTS ON FORM 8-K
           - On June 18, 1997, CPI Corp. reported the issuance of a press release on June 16, 1997 announcing: the refinancing of $60.0 million in senior debt with Prudential Insurance Company of America and The Guardian Life Insurance Company of America; entering into new $40.0 million revolving line of credit agreements with Mercantile Bank of St. Louis, N.A., Sumitomo Bank, Ltd. and Harris Trust and Savings Bank; and strength in Sears Portrait Studio sales.

           - On July 1, 1997, CPI Corp. summarized and disclosed the Note Agreement between Prudential Insurance Company of America, The Guardian Life Insurance Company of America and the Company and the Credit Agreement between Mercantile Bank of St. Louis, N.A., Sumitomo Bank, Ltd. and Harris Trust and Savings Bank and the Company.

                          SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            CPI Corp.
                                          (Registrant)



                                By:  /s/ Barry Arthur
                                     ---------------------------
                                     Barry Arthur
                                     Authorized Officer and
                                     Principal Financial Officer



Dated:  September 2, 1997

                               CPI CORP.

                             EXHIBIT INDEX



       Exhibit 11.1 - Computation of Earnings Per Share
                      Twelve Weeks Ended July 19, 1997
                      and July 20, 1996

       Exhibit 11.2 - Computation of Earnings Per Share
                      Twenty-four Weeks Ended July 19, 1997
                      and July 20, 1996

       Exhibit 27.0 - Financial Data Schedule