Form 10-Q
period 1997-11-08
CPI CORP
filed 1997-12-08
CIK 25354

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington D.C.   20549

                           FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended November 8, 1997

    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _________ to __________

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

                            NO CHANGE
               -------------------------------------
   (Former name or former address, if changed since last report)

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

     As of December 5, 1997 there were 11,872,861 shares of the Registrant's common stock outstanding. This quarterly report on Form 10-Q contains 33 pages, of which this is page 1.

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

FISCAL YEARS
The Company's fiscal year ends the first Saturday of February. Accordingly, fiscal year 1996 ended February 1, 1997 and consisted of 52 weeks. The third fiscal quarters of 1997 and 1996 consisted of sixteen weeks and ended November 8, 1997 and November 9, 1996, respectively. Throughout the Management's Discussion and Analysis and Notes to Interim Condensed Consolidated Financial Statements, reference to 1996 will mean the fiscal year-end 1996 and reference to third quarter 1997 and third quarter 1996 will mean the third fiscal quarter of 1997 and 1996, respectively.

SALE OF JOINT VENTURE
On October 4, 1996, the Company sold 51% of the outstanding shares of Fox Photo, Inc. ("Fox") to Eastman Kodak Company ("Kodak") for $56.1 million in cash, which resulted in a gain of $6.2 million. On the same date, the Company entered into collateral agreements with Fox and Kodak, including agreements under which the Company provided certain administrative services and management services to Fox (the "Service Agreement" and the "Consulting Agreement"). The ownership of the joint venture was accounted for under the equity method and was reflected as an investment in Fox joint venture within the financial statements.

Subsequently, on October 2, 1997, the Company sold its remaining 49% interest in Fox to Kodak for a $43.9 million non-interest bearing promissory note (the "Promissory Note") due on January 4, 1999 (the "Disposition Transaction"). Due to the non-interest bearing nature of the Promissory Note, a discount of $3.9 million was established and will be amortized into income until the maturity of the Promissory Note. In conjunction with the Disposition Transaction, the Consulting Agreement was canceled and the Company entered into a two-year Noncompetition and

Nonsolicitation Agreement (the "Noncompete Agreement") with Fox under which the Company agreed not to engage in the retail photofinishing business and, subject to certain exceptions, not to employ Fox employees without consent. The Company received $10.0 million cash consideration for entering into the Noncompete Agreement which will be amortized into income over the two-year period of the agreement. The Company and Fox also agreed to terminate all services provided under the Services Agreement and thereby cancel the Services Agreement not later than March 31, 1998. (See Form 8-K Current Report filed on October 17, 1997 with the Securities and Exchange Commission for further information)

As a result of the sale of the remaining 49% interest in the joint venture, the Company recorded a loss of $4.2 million in the third quarter 1997. This loss was offset by a tax benefit of $1.1 million. In addition, the after-tax effect of the amortization of the Noncompete Agreement and the discount on the Promissory Note aggregated $526,000 for third quarter 1997.

Prospectively, the Company will recognize a fourth quarter benefit after taxes from the recognition of interest income of $465,000 and other income of $787,000 on the Promissory Note and Noncompete Agreement, respectively.

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

The Company incurred $591,000 in issuance costs in conjunction with the private placement of the notes. Such costs are being amortized ratably over the ten-year life of the notes.

Also on June 16, 1997, after evaluating projected cash requirements, the Company terminated its existing $60.0 million revolving credit agreement and entered into a new $40.0 million revolving credit agreement (the "Credit Agreement") with three domestic banks. The Credit Agreement, which will expire on June 16, 2000, has a variable interest rate charged at either LIBOR or federal funds, with an applicable margin added, or prime rate, based on the Company's discretion. A commitment fee of 0.125% to 0.25% per annum (which is based on ratio of consolidated debt to

EBITDA) is payable on the unused portion of the Credit Agreement. The Company is not required to maintain compensating balances in connection with the Credit Agreement and has substantially the same restrictive and financial covenants with the Credit Agreement as those set forth in the Company's $60.0 million Note Agreement.

STOCK REPURCHASE
The Company's Board of Directors has authorized the Company to purchase up to 4,500,000 shares of its outstanding common stock through purchases at management's discretion from time to time at acceptable market prices. Acquired shares are held as treasury stock and will be available for general corporate purposes. As of November 8, 1997, the Company had purchased 3,361,832 shares for $75.7 million at an average share price of $22.51.

Specifically, during the first and second quarters of 1997, the Company purchased 59,284 shares of stock for $1.1 million at an average stock price of $19.31. No shares were purchased in the third quarter 1997.

In addition, on November 12, 1996, the Company, as authorized by the Board of Directors, purchased 2,250,000 shares of the Company's common stock at $19.00 per share in a "Dutch Auction."
The total cost associated with the Auction was $43.6 million.

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

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED) (in thousands of dollars except per share amounts)
Sixteen weeks ended November 8, 1997 and November 9, 1996

                                           Sixteen Weeks Ended
                                          ----------------------
                                           Nov. 8,      Nov. 9,
                                            1997         1996
                                          ---------    ---------
Net sales                                 $108,156     $145,435
Costs and expenses:
  Cost of sales (exclusive of
   depreciation expense shown below)        17,079       35,446
  Selling, administrative and
   general expenses                         76,474       94,736
  Depreciation                               8,598       10,917
  Amortization                                 692        1,084
                                          ---------    ---------
                                           102,843      142,183
                                          ---------    ---------
Income from operations                       5,313        3,252
Net interest income (expense)                 (711)      (1,145)
Interest in joint venture profit (loss)     (1,474)        (430)
Gain (loss) on sale of interest
  in photofinishing segment                 (4,189)       6,180
Other income                                   628          150
                                          ---------    ---------
Earnings (loss) before income taxes           (433)       8,007
Income tax expense                             292        2,963
                                          ---------    ---------
Net earnings (loss)                       $   (725)    $  5,044
                                          =========    =========
Net earnings (loss) per share             $  (0.06)    $   0.36
                                          =========    =========
Dividends per common share                $   0.14     $   0.14
                                          =========    =========
Weighted average number of common and
  common equivalent shares outstanding
  (in thousands of shares)                  12,205       14,066
                                          =========    =========

See accompanying notes to consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS--RESULTS OF OPERATIONS
-----------------------------------------------------------

SELECTED FINANCIAL DATA (in thousands of dollars)
Sixteen Weeks Ended November 8, 1997 and November 9, 1996

                                    Sixteen Weeks Ended
                           -------------------------------------
                              Nov. 8,       Nov. 9,      Amount
                               1997          1996        Change
                            ---------     ---------     --------
Total operating earnings    $  9,305      $  8,441      $   864
General corporate
  expenses                     3,992         5,189        1,197
                            ---------     ---------     --------
Income from operations         5,313         3,252        2,061
Interest in joint
  venture profit (loss)       (1,474)         (430)      (1,044)
Interest expense              (1,436)       (1,341)         (95)
Interest income                  725           196          529
Gain (loss) on sale of
  interest in photo-
  finishing segment           (4,189)        6,180      (10,369)
Other income                     628           150          478
                            ---------     ---------     --------
Earnings (loss) before
  income tax                    (433)        8,007       (8,440)
Income tax expense               292         2,963        2,671
                            ---------     ---------     --------
Net earnings (loss)         $   (725)     $  5,044      $(5,769)
                            =========     =========     ========

NET EARNINGS (LOSS)
The net loss in the third quarter 1997 was $725,000 compared to $5.0 million in net earnings recorded in third quarter 1996. Third quarter 1997 net loss was favorably impacted by lower corporate expenses, which resulted from the impact of entering into the Service and Consulting Agreements, as well as by higher operating earnings. However, the results for each of the quarters were impacted by the sale of the photofinishing business. In the third quarter 1997, the sale of the remaining 49% interest in the Fox joint venture resulted in a loss, net of taxes, of $3.1 million.
In addition, the after-tax effect of the amortization of the Noncompete Agreement and the discount on the Promissory Note aggregated $526,000 for the third quarter 1997. Income tax expense was also affected due to the differences in the investment basis in the venture for financial and federal income tax reporting purposes in the third quarter 1997. The third quarter 1996 reflected a gain, net of taxes, of $3.9 million for the original 51% sale.

Although not fully comparable due to the effect of the timing of the transaction and the Service and Consulting Agreements, without the effect of the sale of the remaining 49% interest in the Fox joint venture and related transactions in third quarter 1997 previously discussed here, and the effect of the original sale of the 51% interest in Fox in third quarter 1996, net earnings for third quarter 1997 would have been $1.8 million as compared to $1.2 million for third quarter 1996.

Net loss per share was $0.06 per share in the third quarter 1997 as compared to net earnings of $.36 per share in third quarter 1996. The loss attributable to the sale of the remaining 49% of the joint venture and related transactions was $.21 per share for third quarter 1997 as compared to the $0.28 per share gain attributable to the original sale of a 51% interest in Fox recorded in the third quarter 1996. Again, although not fully comparable due to the effect of the timing of the transaction and the Service and Consulting Agreements, without the effect of the sale of the remaining 49% interest in the Fox joint venture and related transactions in third quarter 1997 previously discussed, and the effect of the original sale of the 51% interest in Fox in third quarter 1996, net earnings for third quarter 1997 would have been $.15 per share as compared to $.08 per share for third quarter 1996.

In addition, earnings per share in the third quarter 1997 were affected by the repurchase of 2,309,284 shares of stock from November 1996 to July 1997, which resulted in a 13.2% change in weighted average number of common and common equivalent shares outstanding for the third quarter 1997 from the third quarter 1996.

NET SALES (in thousands of dollars)
Sixteen Weeks Ended November 8, 1997 and November 9, 1996
                                   Sixteen Weeks Ended
                         ---------------------------------------
                            Nov. 8,       Nov. 9,       Amount
                             1997           1996         Change
                          ---------      ---------     ---------
Portrait Studios          $  91,166      $ 91,300      $   (134)
Photofinishing                  --         36,437       (36,437)
Wall Decor                   16,990        17,698          (708)
                          ---------      ---------     ---------
     Total net sales      $ 108,156      $145,435      $(37,279)
                          =========      =========     =========

NET SALES
Reported sales were $108.2 million in the third quarter 1997 versus $145.4 million in the third quarter 1996, reflecting a decrease in Wall Decor sales and the exclusion of sales for the Photofinishing segment as a result of the formation of the joint venture with Eastman Kodak in October 1996.

Portrait Studios sales were $91.2 million in the third quarter 1997, relatively unchanged from the $91.3 million recorded in the comparable period last year due to a decrease in customer volume being offset by an increase in sales per customer due in part to the price increase introduced during the first quarter 1997 and to continued favorable customer response to new programs.

Sales in the Wall Decor segment were $17.0 million in the third quarter 1997, down from the $17.7 million recorded in the comparable period last year due to a 4.6% decrease in same-store sales.

INCOME FROM OPERATIONS
Income from operations was $5.3 million in third quarter 1997, an improvement from the $3.3 million recorded in third quarter 1996. This improvement is attributable to lower corporate expenses and higher operating earnings in Portrait Studios offset slightly by increased operating losses in the Wall Decor business, and the elimination of the Photofinishing operating earnings caused by the creation of the joint venture.


OPERATING EARNINGS (in thousands of dollars)
Sixteen Weeks Ended November 8, 1997 and November 9, 1996


                                  Sixteen Weeks Ended
                         ---------------------------------------
                             Nov. 8,        Nov. 9,       Amount
                              1997           1996        Change
                           ---------      ---------     --------
Portrait Studios           $ 10,209       $  8,222     $  1,987
Photofinishing                  --             439         (439)
Wall Decor                     (904)          (220)        (684)
                           ---------      ---------    ---------
  Total operating earnings $  9,305       $  8,441     $    864
                           =========      =========    =========

OPERATING EARNINGS
Portrait Studios' operating earnings increased to $10.2 million for the third quarter 1997 from $8.2 million recorded in the third quarter 1996 due primarily to reduced manufacturing costs.

The third quarter for the Wall Decor segment resulted in operating losses of $904,000, an increase from the $220,000 operating loss recorded in the third quarter of 1996. This increase is due to lower sales and higher employment and occupancy expenses.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENT OF
EARNINGS (UNAUDITED)
(in thousands of dollars except per share amounts)
Forty weeks ended November 8, 1997 and November 9, 1996
                                          Forty Weeks Ended
                                     --------------------------
                                     November 8,   November 9,
                                         1997          1996
                                     -----------   ------------
Net sales                            $  246,824    $   355,543
Costs and expenses:
  Cost of sales (exclusive of
   depreciation expense shown below)     41,433         93,898
  Selling, administrative general
   expenses                             175,792        230,178
  Depreciation                           21,188         28,151
  Amortization                            1,632          3,043
                                     -----------   ------------
                                        240,045        355,270
                                     -----------   ------------
Income from operations                    6,779            273
Net interest income (expense)            (2,226)        (3,153)
Interest in joint venture
  profit (loss)                          (3,304)          (430)
Gain (loss) on sale of interest
  in photofinishing segment              (4,189)         6,180
Other income                                877            480
                                     -----------   ------------
Earnings (loss) before income taxes      (2,063)         3,350
Income tax expense (benefit)               (311)         1,239
                                     -----------   ------------
Net earnings (loss)                      (1,752)         2,111
                                     ===========   ============
Net earnings (loss) per share        $    (0.15)   $      0.15
                                     ===========   ============
Dividends per common share           $     0.42    $      0.42
                                     ===========   ============
Weighted average number of common
  and common equivalent shares
  outstanding (in thousands
  of shares)                             12,009         14,016
                                     ===========   ============

See accompanying notes to consolidated financial statements.

SELECTED FINANCIAL DATA (in thousands of dollars)
Forty Weeks Ended November 8, 1997 and November 9, 1996
                                    Forty Weeks Ended
                         ---------------------------------------
                            Nov. 8,        Nov. 9,       Amount
                              1997           1996        Change
                           ---------      ---------     --------
Total operating earnings   $ 16,677       $ 14,693      $ 1,984
General corporate
  expenses                    9,898         14,420        4,522
                           ---------      ---------     --------
Income from operations        6,779            273        6,506
Interest in joint
  venture profit (loss)      (3,304)          (430)      (2,874)
Interest expense             (3,351)        (3,428)          77
Interest income               1,125            275          850
Gain (loss) on sale of
  interest in photo-
  finishing segment          (4,189)         6,180      (10,369)
Other income                    877            480          397
                           ---------      ---------     --------
Earnings (loss) before
  income taxes               (2,063)         3,350       (5,413)
Income tax
  expense (benefit)            (311)         1,239        1,550
                           ---------      ---------     --------
Net earnings (loss)        $ (1,752)      $  2,111      $(3,863)
                           =========      =========     ========

NET EARNINGS (LOSS)
The net loss for the first three quarters 1997 was $1.8 million compared to $2.1 million in net earnings recorded for the first three quarters of 1996. The first three quarters of 1997 net loss was favorably impacted by lower corporate expenses, which resulted from the impact of entering into the Service and Consulting Agreements, as well as by higher operating earnings. However, the results for each year were impacted by the sale of the photofinishing business. In the first three quarters of 1997, the sale of the remaining 49% interest in the Fox joint venture resulted in a loss, net of taxes, of $3.1 million. In addition, the after-tax effect of the amortization of the Noncompete Agreement and the discount on the Promissory Note aggregated $526,000 for the first three quarters of 1997. Income tax expense was also affected due to the differences in the investment basis in the venture for financial and federal income tax reporting purposes in the first three quarters of 1997. The first three quarters of 1996 reflected a gain, net of taxes, of $3.9 million for the original 51% sale.

Although not fully comparable due to the effect of the timing of the transaction and the Service and Consulting Agreements, without the effect of the sale of the remaining 49% interest in the Fox joint venture and related transactions in the third quarter 1997 previously discussed here, and the effect of the original sale of the 51% interest in Fox in third quarter 1996, net earnings for the first three quarters of 1997 would have been $814,000 as compared to $1.8 million in net loss for the first three quarters of 1996.

Net loss per share was $0.15 per share in the first three quarters of 1997 as compared to net earnings of $0.15 per share in the first three quarters of 1996. The loss attributable to the sale of the remaining 49% of the joint venture and related transactions was $0.21 per share for the first three quarters of 1997 as compared to the $0.28 per share gain attributable to the original sale of the 51% interest in Fox recorded in the third quarter of 1996. Again, although not fully comparable due to the effect of the timing of the transaction and the Service and Consulting Agreements, without the effect of the sale of the remaining 49% interest in the Fox joint venture and related transactions in the third quarter 1997 previously discussed, and the effect of the original sale of the 51% interest in Fox in the third quarter 1996, net earnings for the first three quarters of 1997 would have been $0.07 per share as compared to $0.13 per share in net loss for the first three quarters of 1996.

In addition, earnings per share in the first three quarters of 1997 were affected by the repurchase of 2,309,284 shares of stock from November 1996 to July 1997, which resulted in a 14.3% change in weighted average number of common and common equivalent shares outstanding for the first three quarters of 1997 from the first three quarters of 1996.

NET SALES (in thousands of dollars)
Forty Weeks Ended November 8, 1997 and November 9, 1996
                                     Forty Weeks Ended
                         ---------------------------------------
                            Nov. 8,        Nov. 9,       Amount
                             1997           1996         Change
                          ---------      ---------     ---------
Portrait Studios          $205,623       $199,654      $   5,969
Photofinishing                 --         114,518       (114,518)
Wall Decor                  41,201         41,371           (170)
                          ---------      ---------     ---------
     Total net sales      $246,824       $355,543      $(108,719)
                          =========      =========     ==========

NET SALES
Reported sales were $246.8 million for the first three quarters of 1997 versus $355.5 million for the first three quarters of 1996, reflecting an increase in Portrait Studios sales offset by the exclusion of sales for the Photofinishing segment as a result of the formation of the joint venture with Eastman Kodak in October 1996.

Portrait Studios sales were $205.6 million for the first three quarters of 1997, increasing 3.0% from $199.7 million recorded in the comparable period last year. Although customer volume declined, sales per customer increased due in part to a price increase introduced during the first quarter 1997 and to continued favorable customer response to new programs.

Sales in the Wall Decor segment were $41.2 million for the first three quarters of 1997, relatively unchanged from the $41.4 million recorded in the comparable period last year. Sales in same-store Wall Decor locations were down 3.6% for the first three quarters of 1997 from the comparable period last year.

INCOME FROM OPERATIONS
Income from operations was $6.8 million for the first three quarters of 1997, an improvement from the $273,000 recorded in the comparable period last year. This improvement is attributable to lower corporate expenses and higher operating earnings in the Portrait Studio segment partially offset by decreased operating earnings in the Wall Decor segment.


OPERATING EARNINGS (in thousands of dollars)
Forty Weeks Ended November 8, 1997 and November 9, 1996

                                    Forty Weeks Ended
                         ---------------------------------------
                             Nov. 8,        Nov. 9,      Amount
                              1997           1996        Change
                           ---------      ---------     --------
Portrait Studios           $ 19,873       $ 16,109      $ 3,764
Photofinishing                  --              82          (82)
Wall Decor                   (3,196)        (1,498)      (1,698)
                           ---------      ---------     --------
  Total operating earnings $ 16,677       $ 14,693      $ 1,984
                           =========      =========     ========


OPERATING EARNINGS
Portrait Studio operating earnings increased 23.4% to $19.9 million for the first three quarters of 1997 from $16.1 million for the first three quarters of 1996 due primarily to higher sales and reduced manufacturing costs, offset slightly by higher depreciation costs.

In the Wall Decor segment, operating losses were $3.2 million, an increase in operating losses from the $1.5 million recorded for the first three quarters of 1996 due to lower sales and higher employment and occupancy expenses.

CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS -
ASSETS (UNAUDITED) (in thousands of dollars)

                          November 8,  November 9,   February 1,
                             1997         1996          1997
                          -----------  ------------  -----------
Current assets:
  Cash                    $    1,732   $       652   $    5,226
  Short-term investments      33,624        29,072       16,697
  Receivables less
   allowance of $706,
   $776 and $382,
   respectively               21,543        30,265       13,378
  Inventories                 23,110        22,658       19,280
  Note receivable             40,347            --           --
  Deferred income taxes,
   net                            --           794           --
  Refundable income taxes      2,644           232           --
  Prepaid expenses and
    other current assets      10,403         9,387        9,104
                          -----------  ------------  -----------
      Total current assets   133,403        93,060       63,685
                          -----------  ------------  -----------
Net property and
  equipment                  125,576       133,167      130,762
Investment in Fox joint
  venture                         --        48,590       48,105
Other assets:
  Intangible assets, net         674           475          491
  Other long-term assets       4,805         3,869        3,677
                          -----------  ------------  -----------
      Total assets        $  264,458   $   279,161   $  246,720
                          ===========  ============  ===========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS -
LIABILITIES (UNAUDITED) (in thousands of dollars)

                            November 8, November 9,  February 1,
                               1997        1996          1997
                            ----------- ------------ -----------
Current liabilities:
  Short-term borrowings     $       --  $        --  $       --
  Current maturities of
    long-term obligations        1,250       10,000      10,000
  Accounts payable              18,121       18,507      15,263
  Accrued expenses and
    other liabilities           29,514       23,835      21,394
  Income taxes                      --           --       3,926
  Deferred income taxes, net       301           --         264
                            ----------- ------------ -----------
    Total current
      liabilities               49,186       52,342      50,847
                            ----------- ------------ -----------
Long-term obligations,
  less current maturities       59,798       44,870      44,888
Other liabilities               13,142        4,524       5,473
Deferred income taxes, net       6,727        4,498       5,987
                            ----------- ------------ -----------
   Total liabilities        $  128,853  $   106,234  $  107,195
                            =========== ============ ===========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS -
STOCKHOLDERS' EQUITY  (UNAUDITED)
(in thousands of dollars except per share amounts)
                                     Nov. 8,  Nov. 9,   Feb. 1,
                                      1997      1996     1997
                                   --------- --------- --------
Stockholders' equity:
   Preferred stock, no par value,
    1,000,000 shares authorized;no
    shares issued and outstanding       --        --        --
  Preferred stock, Series A, no
    par value                           --        --        --
  Common stock, $0.40 par value,
    50,000,000 shares authorized;
    17,482,495, 17,236,845 and
    17,238,873 shares outstanding
    at November 8, 1997, November
    9, 1996 and February 1, 1997,
    respectively                      6,993     6,895     6,896
  Additional paid-in capital         37,332    33,248    33,283
  Retained earnings                 213,230   209,718   219,905
  Cumulative foreign currency
    translation adjustment           (2,521)   (1,706)   (1,860)
                                   --------- --------- ---------
                                    255,034   248,155   258,224
  Treasury stock at cost,
    5,611,832, 3,302,548 and
    5,552,548 shares at November 8,
    1997, November 9, 1996 and
    February 1, 1997, respectively (119,280)  (74,533) (118,136)
  Unamortized deferred
    compensation-restricted stock      (149)     (695)     (563)
                                   --------- --------- ---------
  Total stockholders' equity        135,605   172,927   139,525
                                   --------- --------- ---------
  Total liabilities and
    stockholders' equity           $264,458  $279,161  $246,720
                                   ========= ========= =========

See accompanying notes to consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS--FINANCIAL CONDITION
---------------------------------------------------------

Total assets at the end of third quarter 1997 increased 7.2% from year-end 1996, reflecting the elimination of the Investment in Fox joint venture offset by increases in short-term investments and note receivable resulting from the sale of the remaining 49% of the joint venture as well as seasonal increases in receivables. The balances of cash and short-term investments were $35.4 million, $29.7 million and $21.9 million on November 8, 1997, November 9, 1996 and February 1, 1997, respectively.

Total liabilities increased 20.2% from year-end due to the restructuring of the Company's financing arrangements and the inclusion of the Noncompete Agreement in the Company's accrued expenses and other liabilities.

Stockholders' equity decreased 2.8% to $135.6 in third quarter
1997 from year-end due primarily to a decrease in retained earnings resulting from the first three quarters of 1997 net loss, the repurchase of treasury stock and the distribution of quarterly dividends.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (in thousands of dollars)
Forty weeks ended November 8, 1997 and November 9, 1996
                                               40 Weeks Ended
                                              ------------------
                                             11/08/97   11/09/96
                                             --------   --------
Cash flows provided by operating activities  $ 11,549   $12,490
Cash flows provided by (used in) financing
  activities:
  Proceeds from issuance of short-term debt        -     (2,875)
  Proceeds from issuance of long-term debt     61,909         -
  Repayment of long-term debt                 (55,951)   (5,000)
  Issuance of common stock to
    employee stock plans                        4,146     1,204
  Cash dividends                               (4,923)   (5,838)
  Purchase of treasury stock                   (1,145)        -
                                              --------  --------
    Cash flows provided by (used in)
      financing activities                      4,036   (12,509)
                                              --------  --------
Cash flows provided by (used in)
  investing activities:
  Additions to property and equipment         (16,001)  (30,830)
  Advance from (to) venture                     4,000    (4,000)
  Proceeds from Noncompete Agreement           10,000         -
  Proceeds from venture                            -     56,100
                                              --------  --------
    Cash flows provided by (used in)
      investing activities                     (2,001)   21,270
                                              --------  --------
Effect of exchange rate changes on
  cash and equivalents                           (151)      142
                                              --------  --------
Net increase in cash and cash equivalents      13,433    21,393
Cash and cash equivalents at
  beginning of year                           $21,923   $ 8,331
                                              --------  --------
Cash and cash equivalents at end of period    $35,356   $29,724
                                              ========  ========
Supplemental cash flow information:
  Interest paid                               $ 2,786   $ 4,414
                                              ========  ========
  Income taxes paid                           $ 7,109   $ 8,750
                                              ========  ========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
RECONCILIATION OF NET EARNINGS TO CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES (UNAUDITED) (in thousands of dollars)
Forty weeks ended November 8, 1997 and November 9, 1996

                                               40 Weeks Ended
                                              ------------------
                                              Nov. 8,   Nov. 9,
                                                1997     1996
                                             ---------  --------
Net earnings (loss) from continuing
  operations                                 $ (1,752)  $ 2,111

Adjustments for items not requiring cash:
  Depreciation and amortization                22,821    31,195
  Deferred income taxes                           778       807
  Deferred compensation                        (1,809)     (951)
  Interest in joint venture loss                3,304       430
  Loss (gain) on sale of interest in
    photofinishing segment                      4,189    (6,180)
  Amortization of Noncompete Agreement           (522)       -
  Amortization of discount on note
    receivable                                   (312)       -
  Other                                        (2,838)   (1,664)
Decrease (increase) in current assets:
  Receivables and inventories                 (11,995)  (20,773)
  Assets held for resale                           -      5,055
  Prepaid expenses and other current assets    (1,300)     (914)
Increase (decrease) in current liabilities:
  Accounts payable, accrued expenses
    and other liabilities                       8,778    11,251
  Income taxes                                 (7,793)   (7,877)
                                             ---------  --------
Cash flows provided by operating activities  $ 11,549   $12,490
                                             =========  ========

See accompanying notes to consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS--CASH FLOWS
------------------------------------------------

Capital expenditures for the first three quarters of 1997 were $16.0 million, down from $30.8 million for the comparable period of 1996. Planned capital expenditures for the entire 1997 are expected to be lower than those of 1996.

On October 2, 1997, the Company sold its remaining 49% interest in Fox to Kodak for a $43.9 million non-interest bearing Promissory Note. Due to the non-interest bearing nature of the Promissory Note, a discount of $3.9 million was recognized. This non-cash event is not reflected in the Statement of Cash Flows. As of November 8, 1997, the balance of the Promissory Note was $40.3 million after recognizing $312,000 of the discount in third quarter 1997.

Through operating cash flows and borrowings under the Credit Agreement, the Company believes it has sufficient liquidity over the course of the year to meet cash requirements for operations, planned capital expenditures and dividends to shareholders.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY - COMMON STOCK, ADDITIONAL PAID-IN
CAPITAL AND RETAINED EARNINGS (UNAUDITED) (in thousands of dollars) Fifty-two weeks ended February 1, 1997, and Forty weeks ended November 8, 1997

                                               Add'l
                                      Common  Paid-In  Retained
                                      Stock   Capital  Earnings
                                      ------- -------- ---------
Balance at February 3, 1996           $6,868  $32,071  $213,015

 Issuance of common stock:
  Profit sharing plan and trust
   (40,725 shares)                        16      754        --
  Stock bonus plan (6,825 shares)          3       96        --
  Employee stock plans (21,921 shares)     9      362        --
 Foreign currency translation             --       --        --
 Dividends ($0.56 per common share)       --       --    (7,473)
 Net earnings                             --       --    14,363
 Purchase of treasury stock, at cost      --       --        --
 Amortization of deferred
  compensation-restricted stock           --       --        --
                                      ------- -------- ---------
Balance at February 1, 1997           $6,896  $33,283  $219,905

 Issuance of common stock:
  Profit sharing plan and trust
   (41,439 shares)                        16      681        --
  Stock bonus plan (4,334 shares)          2       78        --
  Employee stock plans(197,849 shares)    79    3,290        --
 Foreign currency translation             --       --        --
 Dividends ($0.42 per common share)       --       --    (4,923)
 Net earnings                             --       --    (1,752)
 Purchase of treasury stock, at cost      --       --        --
 Amortization of deferred
  compensation-restricted stock           --       --        --
                                      ------- -------- ---------
Balance at November 8, 1997           $6,993  $37,332  $213,230
                                      ======= ======== =========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CPI CORP. INTERIM CONDENSED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY -
CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT AND TREASURY
STOCK AT COST (UNAUDITED) (in thousands of dollars)
Fifty-two weeks ended February 1, 1997 and Forty weeks ended
November 8, 1997

                                       Cumulative
                                        Foreign
                                        Currency     Treasury
                                       Translation    Stock
                                       Adjustment    At Cost
                                       -----------   ----------
Balance at February 3, 1996            $   (2,109)   $ (74,533)

 Issuance of common stock:
  Profit sharing plan and trust
   (40,725 shares)                             --           --
  Stock bonus plan (6,825 shares)              --           --
  Employee stock plans (21,921 shares)         --           --
 Foreign currency translation                 249           --
 Dividends ($0.56 per common share)            --           --
 Net earnings                                  --           --
 Purchase of treasury stock, at cost           --      (43,603)
 Amortization of deferred
  compensation-restricted stock                --           --
                                       -----------   ----------
Balance at February 1, 1997            $   (1,860)   $(118,136)

 Issuance of common stock:
  Profit sharing plan and trust
   (41,439 shares)                             --           --
  Stock bonus plan (4,334 shares)              --           --
  Employee stock plans(197,849 shares)         --           --
 Foreign currency translation                (661)          --
 Dividends ($0.42 per common share)            --           --
 Net earnings                                  --           --
 Purchase of treasury stock, at cost           --       (1,144)
 Amortization of deferred
  compensation-restricted stock                --           --
                                       -----------   ----------
Balance at November 8, 1997            $   (2,521)   $(119,280)
                                       ===========   ==========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY - DEFERRED COMPENSATION-RESTRICTED STOCK AND
TOTAL (UNAUDITED) (in thousands of dollars)
Fifty-two weeks ended February 1, 1997 and Forty weeks ended
November 8, 1997


                                          Deferred
                                        Compensation-
                                        Restricted
                                            Stock        Total
                                       -------------  ----------
Balance at February 3, 1996            $    (1,144)   $ 174,168

 Issuance of common stock:
  Profit sharing plan and trust
   (40,725 shares)                              --          770
  Stock bonus plan (6,825 shares)               --           99
  Employee stock plans (21,921 shares)          --          371
 Foreign currency translation                   --          249
 Dividends ($0.56 per common share)             --       (7,473)
 Net earnings                                   --       14,363
 Purchase of treasury stock, at cost            --      (43,603)
 Amortization of deferred
  compensation-restricted stock                581          581
                                       ------------   ----------
Balance at February 1, 1997            $      (563)   $ 139,525

 Issuance of common stock:
  Profit sharing plan and trust
   (41,439 shares)                              --          697
  Stock bonus plan (4,334 shares)               --           80
  Employee stock plans(197,849 shares)         (15)       3,354
  Foreign currency translation                  --         (661)
 Dividends ($0.42 per common share)             --       (4,923)
 Net earnings                                   --       (1,752)
 Purchase of treasury stock, at cost            --       (1,144)
 Amortization of deferred
  compensation-restricted stock                429          429
                                       -------------  ----------
Balance at November 8, 1997            $      (149)   $ 135,605
                                       =============  ==========

See accompanying notes to consolidated financial statements.

                           CPI CORP.
 NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial position as of November 8, 1997, November 9, 1996 and February 1, 1997 and the results of its operations and changes in its cash flows for the 40 weeks ended
   November 8, 1997 and November 9, 1996. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's annual report on Form 10-K for its fiscal year ended February 1, 1997.

2. The components of net interest expense are as follows:

                           --16 weeks ended--  --40 weeks ended--
                            Nov. 8,   Nov. 9,   Nov. 8,   Nov. 9,
                             1997      1996      1997      1996
                            -------   -------   -------   -------
   Interest expense         $1,436    $1,341    $3,351    $3,428
   Interest income            (725)     (196)   (1,125)     (275)
                            -------   -------   -------   -------
    Net interest expense    $  711    $1,145    $2,226    $3,153
                            ========  =======   =======   =======

3. Short-term investments are comprised of money market instruments which aggregated $33.6 million, $29.1 million and $16.7 million as of November 8, 1997, November 9, 1996, and
   February 1, 1997, respectively, and are stated at cost which approximates market.

4. On October 4, 1996, the Company sold 51% of the outstanding shares of Fox Photo, Inc. ("Fox") to Eastman Kodak Company ("Kodak") for $56.1 million in cash, which resulted in a gain of $6.2 million. On the same date, the Company entered into collateral agreements with Fox and Kodak, including agreements under which the Company provided certain administrative services and management services to Fox (the "Service Agreement" and the "Consulting Agreement"). The ownership of the joint venture was accounted for under the equity method and was reflected as an investment in Fox joint venture within the financial statements.

   Subsequently, on October 2, 1997, the Company sold its remaining 49% interest in Fox to Kodak for a $43.9 million non-interest bearing promissory note (the "Promissory Note") due on January 4, 1999 (the "Disposition Transaction"). Due to the non-interest bearing nature of the Promissory Note, a discount of $3.9 million was established and will be amortized into income until the maturity of the Promissory Note. In conjunction with the Disposition Transaction, the Consulting Agreement was canceled and the Company entered into a two-year Noncompetition and Nonsolicitation Agreement (the "Noncompete Agreement") with Fox under which the Company agreed not to engage in the retail photofinishing business and, subject to certain exceptions, not to employ Fox employees without consent. The Company received $10.0 million cash considera-tion for entering into the Noncompete Agreement which will be amortized into income over the two-year period of the agreement. The Company and Fox also agreed to terminate all services provided under the Services Agreement and thereby cancel the Services Agreement not later than March 31, 1998. (See Form 8-K Current Report filed on October 17, 1997 with the Securities and Exchange Commission for further information)

   As a result of the sale of the remaining 49% interest in the joint venture, the Company recorded a loss of $4.2 million in the third quarter 1997. This loss was offset by a tax benefit of $1.1 million. In addition, the after-tax effect of the amortization of the Noncompete Agreement and the discount on the Promissory Note aggregated $526,000 for third quarter 1997.

5. On June 16, 1997, the Company prepaid the $55.0 million balance of its existing $60.0 million Senior Notes and privately placed new Senior Notes in the amount of $60.0 million (the "Note Agreement") with two insurance companies. The notes, issued pursuant to the Note Agreement, mature over a ten-year period with an average maturity of seven-years and with the first principal payment due on the fourth anniversary of the agreement. Interest on the notes is payable semi-annually at an average rate of 7.46%. The Note Agreement requires the Company to maintain certain financial ratios and comply with certain restrictive covenants. The Company incurred $591,000 in issuance costs in conjunction with the private placement of the notes. Such costs are being amortized ratably over the ten-year life of the notes.

6. On June 16, 1997, after evaluating projected cash requirements, the Company terminated its existing $60.0 million revolving credit agreement and entered into a new $40.0 million revolving credit agreement (the "Credit Agreement") with three domestic banks. The Credit Agreement, which will expire on June 16, 2000, has a variable interest rate charged at either LIBOR or federal funds, with an applicable margin added, or prime rate, based on the Company's discretion. A commitment fee of 0.125% to 0.25% per annual (which is based on the ratio of consolidated debt to EBITDA) is payable on the unused portion of the Credit Agreement. The

   Company is not required to maintain compensating balances in connection with the Credit Agreement and has substantially the same restrictive and financial covenants with the Credit Agreement as those set forth in the Company's $60.0 million Note Agreement.

7. Certain prior year amounts have been reclassified to conform with the 1997 presentation.

                            PART II.   OTHER INFORMATION


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         a) EXHIBITS

            Exhibit 11.1 - Computation of Earnings per Common
                           Share Sixteen Weeks Ended
                           November 8, 1997 and November 9, 1996
            Exhibit 11.2 - Computation of Earnings per Common
                           Share Forty Weeks Ended
                           November 8, 1997 and November 9, 1996
            Exhibit 27.0 - Financial Data Schedule

         b) REPORTS ON FORM 8-K

            - On August 25, 1997, CPI Corp. reported the issuance
              of a press release on August 18, 1997 announcing improved second quarter earnings of $1.4 million compared to a loss of $813,000 in the prior year's quarter.

            - On October 17, 1997, CPI Corp. reported the
              issuance of a press release on October 2, 1997 announcing the sale of its minority interest in the Fox Photo Joint Venture to Eastman Kodak Company.

            - On October 22, 1997, CPI Corp. filed an 8K-A
              amending the 8-K originally filed on July 1, 1997 disclosing prepayment of existing Senior Notes, termination of the existing revolving credit agreement, the private placement of new Senior Notes and a new revolving credit agreement.

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





                                           CPI Corp.
                                         (Registrant)




                                By:  /s/  Barry Arthur
                                     ---------------------------
                                     Barry Arthur
                                     Authorized Officer and
                                     Principal Financial Officer

Dated:  December 8, 1997

                               CPI CORP.

                             EXHIBIT INDEX


       Exhibit 11.1 - Computation of Earnings Per Share
                      Sixteen Weeks Ended November 8, 1997
                      and November 9, 1996

       Exhibit 11.2 - Computation of Earnings Per Share
                      Forty Weeks Ended November 8, 1997
                      and November 9, 1996

       Exhibit 27.0 - Financial Data Schedule