Form 10-K405
period 1998-02-01
CPI CORP
filed 1998-05-06
CIK 25354

UNITED STATES SECURITIES & EXCHANGE COMMISSION
                      WASHINGTON, D.C.   20549

                            FORM 10-K405

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended February 7, 1998

                   COMMISSION FILE NUMBER 1-10204
                   ------------------------------
                              CPI CORP.

        (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                               43-1256674
(State of Incorporation)                           (I.R.S. Employer
                                                Identification No.)

1706 WASHINGTON AVENUE
ST. LOUIS, MISSOURI                                      63103-1790
(Address of principal executive offices)                (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (314) 231-1575
                        -------------------------
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                           NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                     ON WHICH REGISTERED
------------------------------             -----------------------
  Common Stock $0.40 par value              New York Stock Exchange

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


   Aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange - Composite Transaction Listing on
May 5, 1998 ($25.81 per share): $243,984,345.

   As of May 5, 1998, 9,992,491 shares of the Common Stock,
$0.40 par value, of the Registrant were outstanding.

   DOCUMENTS INCORPORATED BY REFERENCE:

   Portions of the Annual Report to Shareholders for the year ended February 7, 1998, are incorporated by reference into Parts I, II and IV of this Report.

   Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held June 11, 1998, are incorporated by reference into Part III of this Report.

PAGE NUMBERS REFER TO PAPER DOCUMENT

                        TABLE OF CONTENTS

                                                           PAGE
PART I
------

Item 1.      Business                                        3-6
Item 2.      Properties                                        7
Item 3.      Legal Proceedings                                 8
Item 4.      Results of Votes of Security Holders              8


PART II
-------

Item 5.      Market for Registrant's Common Stock and
               Related Stockholder Matters                     9
Item 6.      Selected Financial Data                           9
Item 7.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations   9
Item 8.      Financial Statements and Supplementary Data       9
Item 9.      Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure         10


PART III
--------

Item 10.     Directors, Executive Officers, Promoters, and
               Control Persons of the Registrant              11
Item 11.     Executive Compensation                           11
Item 12.     Security Ownership of Certain Beneficial
               Owners and Management                          11
Item 13.     Certain Relationships and Related Transactions   11


PART IV
-------

Item 14.     Exhibits, Financial Statement Schedules and
               Reports on Form 8-K                         12-20
             Signatures                                    21-22
             Independent Auditors Report                      23
Schedule II  Valuation and Qualifying Accounts                24





                           PART I
ITEM I.  BUSINESS

THE COMPANY
-----------
     CPI Corp. is a holding company engaged, through its subsidiaries, in developing and marketing consumer services and related products through a network of centrally-managed, small retail locations. Founded in 1942, CPI Corp. became a publicly held company in 1982 and currently operates professional portrait studios throughout the United States, Canada and Puerto Rico and posters, prints and framing outlets throughout the United States. Unless the context otherwise requires, references herein to the "Company" or "CPI Corp." mean CPI Corp., its consolidated subsidiaries and their predecessor companies.

EXISTING BUSINESSES
-------------------
     For the fiscal year ended February 7, 1998, approximately 83% of net sales and substantially all of the operating earnings (before deduction of general corporate expenses, net interest income (expense), other income and income tax expense) were derived from the Sears Portrait Studio business. The Company has operated portrait studios as a Sears Roebuck and Company ("Sears") licensee since 1961, when it was one of more than 15 Sears portrait photography licensees. Today, the Company is the only operator of Sears Portrait Studios in the United States, Canada and Puerto Rico. The Company is materially dependent upon the continued goodwill of Sears and the integrity of the Sears name in the retail marketplace. The Company believes that its relationship with Sears is excellent and that it has been beneficial to both companies. (See "BUSINESS RELATIONSHIP WITH SEARS.")

     In addition, since the 1993 acquisition of Prints Plus, Inc. ("Prints Plus"), the Company operates a wall decor business. Prints Plus is a posters, prints and custom framing retail chain with 156 stores located in malls throughout the United States.

     The Company's executive offices are located at 1706 Washington Avenue,St. Louis, Missouri, 63103-1790. CPI Corp.'s telephone number is (314) 231-1575 and address on the world-wide web is http://www.cpicorp.com.

OTHER BUSINESSES
----------------
     In 1982, the Company started a photofinishing business and continued operations until October 1996. The following is a chronological listing of the Company's business activities in the photofinishing business:

1982-1991        Expanded photofinishing business to include 334
                 locations operating under the name of CPI
                 Photofinishing.
August 1991-     Acquired Fox Photo, Inc., which operated 305
                 locations under the name Fox Photo.
December 1992-   Purchased operational assets of Pemtom, Inc.,
                 operating 25 locations under the name of Proex.
June 1996-       Sold 50 one-hour photofinishing stores to Wolf
                 Camera, Inc.
October 1996-    Established a joint venture with Eastman Kodak
                 Company by selling 51% interest in existing
                 photofinishing operations.
October 1997-    Sold remaining 49% interest to Eastman Kodak
                 Company and entered into a two-year
                 Noncompetition and Nonsolicitation Agreement in which the Company agreed not to engage in the retail photofinishing business and not to employ previous photofinishing employees without consent.

The Company, from 1988 until 1996, also operated an Electronic Publishing division. In April 1996, the Company announced its intentions to sell the assets of this division, and in May of 1996, the sale was completed and the Company classified the Electronic Publishing operation as a discounted operation in fiscal year 1995 and reclassified the prior years' financial statements to reflect this change.

RELATIONSHIP WITH SEARS
-----------------------
     The Company operates its 1,026 Sears Portrait Studio locations under a license agreement. The agreement is terminable by either the Company or Sears with respect to any or all studios upon 90-days notice. Early in 1993, Sears announced plans to close 113 stores, which included 38 Sears stores with portrait studios. The Company relocated some of these studios to new sites in the same market areas. Except in connection with store closings, Sears has never terminated the operation of any Company studio under any license agreement. The relationship with Sears, which started in 1959, is long-standing and the Company has no reason to believe that Sears will exercise its rights under the agreement to reduce materially the scope of the Company's business with Sears.

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

     All of the Company's Canadian studios operate under a nonexclusive license agreement with Sears Canada, Inc., a subsidiary of Sears. The agreement, originally negotiated in 1977, renews automatically on a year-to-year basis but is terminable by either party on 60 days' notice. The license fee is 15% of net sales. The Company provides all studio furniture, equipment, fixtures and leasehold improvements and conducts all advertising at its own expense and is responsible for its Canadian employees.

     As a Sears licensee, the Company enjoys the benefits of its use of the Sears name, Sears' daily cashiering and bookkeeping system, store security services and customers' ability to use their Sears credit cards to purchase the Company's products or services, for which Sears bears the credit risk of authorized credit card use.

FOR ADDITIONAL INFORMATION, SEE THE REGISTRANT'S 1997 ANNUAL REPORT TO SHAREHOLDERS, EXHIBIT 13 OF THIS FILING, IN THE DISCUSSION
ENTITLED "SEARS AND CPI - A SYMBIOTIC PAIRING."

COMPETITION
-----------
     In the portrait photography business, the Company competes with a number of companies that operate fixed-location, traveling and freestanding photography studios. Independent professional photographers also compete with the Company in various locations. The Company believes that its portrait photography products are competitive in terms of price, quality and convenience of purchase with similar products of its competitors.

     In the wall decor segment, the Company competes with numerous national, regional and local framing retailers serving the home furnishings market. The primary competitors in this business are franchise locations, small regional chains and many individual stores which focus on custom framing. Other competitors in this segment include mass merchants and other specialty home furnishings stores which offer a fixed selection of pre-framed prints. The Company believes it is competitive in this segment by offering a large selection of prints and frames, fast custom framing service and competitive pricing.

SUPPLIER RELATIONSHIPS
----------------------
     The Company purchases photographic paper and film for its studio operations from two major manufacturers. The Company purchases other equipment and supplies used in its studios from a number of suppliers and is not dependent upon any supplier for any specific kind of equipment. The Company has had no difficulty in the past obtaining sufficient material to conduct its businesses. The Company believes its relations with suppliers are good.

SEASONALITY
-----------
     In the professional portrait photography business, sales are seasonal, with the largest volume occurring in the 16-week third and 12-week fourth fiscal quarters preceding and including the Thanksgiving/Christmas season.

     In the wall decor business, sales are seasonal, with the largest volume occurring in the fourth fiscal quarter preceding and including the Thanksgiving/Christmas season.

EMPLOYEES
---------
     At February 7, 1998, the Company had approximately 7,911 employees. Approximately 5,032 of these employees were part-time or temporary employees. The Company's employees are not members of any union and the Company has experienced no work stoppages. The Company believes that its relations with its employees are good.

ADDITIONAL INFORMATION REQUIRED UNDER THIS ITEM I IS CONTAINED IN THE REGISTRANT'S 1997 ANNUAL REPORT TO SHAREHOLDERS, EXHIBIT 13 OF THIS FILING, IN THE DISCUSSION OF THE COMPANY'S BUSINESS SEGMENTS FOUND IN THE NOTES TO CONSOLIDATED STATEMENTS, ITEM 13 ENTITLED "INDUSTRY SEGMENT INFORMATION."

ITEM 2.  PROPERTIES

      The following table sets forth certain information concerning the Company's principal facilities:

Principal Facilities - CPI Corp.

                     APPROXIMATE
                       AREA IN         PRIMARY         OWNERSHIP
   LOCATION          SQUARE FEET        USES           OR LEASE
-------------------  ------------ ------------------   ----------
St. Louis, Missouri    300,000    Administration and   Owned
                                    Photoprocessing
St. Louis, Missouri     78,312    Warehousing          Leased (1)
St. Louis, Missouri      8,820    Warehousing          Leased (2)
St. Louis, Missouri     14,340    Printing             Leased (3)
Brampton, Ontario       40,000    Administration,      Owned
                                    Warehousing and
                                    Photoprocessing
Las Vegas, Nevada       12,200    Photoprocessing      Leased (4)
Thomaston, Connecticut  25,000    Administration and   Owned
                                   Photoprocessing
Concord, California     43,088    Administration,      Leased (5)
                                    Warehousing and
                                    Manufacturing

(1)  Lease term expires on June 30, 1999.
(2)  Lease term expires on December 31, 1998.
(3)  Lease term expires on November 30, 1999.
(4)  Lease term expires on July 31, 1998.
(5)  Lease term expires on March 31, 2002.


     The Company operates 937 portrait studios in Sears stores pursuant to the license agreement with Sears. See "RELATIONSHIP WITH SEARS." The Company also operates 89 Sears Portrait Studios located in shopping centers without Sears stores, which are generally leased for at least three years with some having renewal options. The 156 wall decor locations operated by the company are generally in enclosed regional malls with lease terms of ten years without renewal options.

ITEM 3.  LEGAL PROCEEDINGS

     There are various suits pending against the Company, none of which is material in nature. It is the opinion of management that the ultimate liability, if any, resulting from such suits will not materially affect the consolidated financial position or results of operations of the Company.


ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS

     No matters were submitted to stockholders for a vote during the fourth quarter of fiscal year 1997.

                            PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

     Information required under this Item is contained in the Registrant's 1997 Annual Report to Shareholders, Exhibit 13 of this filing, in the section titled "Selected Quarterly Financial Data," and will be contained in the Registrant's 1998 Proxy Statement, to be dated within 120 days of the end of the Registrant's fiscal year 1997, and is incorporated herein by reference.

     As of April 9, 1998, the market price of the Registrant's common stock was $26.19 per share with 9,918,327 shares outstanding and approximately 2,458 holders of record.

ITEM 6.  SELECTED FINANCIAL DATA

     Information required under this Item is contained in the Registrant's 1997 Annual Report to Shareholders, Exhibit 13 of this filing, in the section titled "Financial Highlights," and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     Information required under this Item is contained in the Registrant's 1997 Annual Report to Shareholders, Exhibit 13 of this filing, in the sections titled "Management's Discussion and Analysis - Overview," "Management's Discussion and Analysis - Financial Condition," "Management's Discussion and Analysis - Results of Operations," and "Management's Discussion and Analysis of Cash Flows," and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required under this Item is contained in the Registrant's 1997 Annual Report to Shareholders, Exhibit 13 of this filing, in the sections titled "Consolidated Balance Sheets," "Consolidated Statements of Earnings," "Consolidated Statement of Changes in Stockholders' Equity," "Consolidated Statement of Cash Flows," "Notes to Consolidated Financial Statements" and
"Selected Quarterly Financial Data," and is incorporated herein by reference. Additional information required under this Item is contained in this Annual Report to Shareholders, Schedule II of this filing, in the section titled "Valuation and Qualifying Account", and is incorporated herein by reference.

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

         AND FINANCIAL DISCLOSURE

     Not Applicable.

                           PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
          PERSONS OF THE REGISTRANT

     Information required under this Item will be contained in the Registrant's 1998 Proxy Statement, to be dated within 120 days of the end of the Registrant's fiscal year 1997, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required under this Item will be contained in the Registrant's 1998 Proxy Statement, to be dated within 120 days of the end of the Registrant's fiscal year 1997, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     Information required under this Item will be contained in the Registrant's 1998 Proxy Statement, to be dated within 120 days of the end of the Registrant's fiscal year 1997, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not Applicable.

                               PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)  Index to Certain Documents

   (1) Independent Auditor's Reports

       These reports are included in this filing under the sections titled "Independent Auditors' Report" in this Form 10-K and "Exhibit 13" (under the title "Independent Auditors' Report" in the Registrant's 1997 Annual Report to Shareholders), and are incorporated herein by reference.

   (2) Financial Statements:

       (a) Consolidated Balance Sheets as of February 7, 1998
           and February 1, 1997
       (b) Consolidated Statements of Earnings for the fiscal years ended February 7, 1998, February 1, 1997 and
           February 3, 1996
       (c) Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended February 7, 1998, February 1, 1997 and February 3, 1996
       (d) Consolidated Statements of Cash Flows for the fiscal years ended February 7, 1998, February 1, 1997 and February 3, 1996

       Information required under these items is contained in the Registrant's 1997 Annual Report to Shareholders, Exhibit 13 of this filing, under the sections titled "Consolidated Balance Sheets," "Consolidated Statements of Earnings," "Consolidated Statement of Changes in Stockholders' Equity," and "Consolidated Statements of Cash Flows," and is incorporated herein by reference.

   (3) Notes to Consolidated Financial Statements

       This information is included in the Registrant's 1997 Annual Report to Shareholders, Exhibit 13 of this filing, under the section titled "Notes to Consolidated Financial
       Statements," and is incorporated herein by reference.

   (4) Financial Statement Schedules

       II.  Valuation and Qualifying Accounts

            This information is included in this filing under the section titled "Schedule II" in this Form 10-K (page
            24), and is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K  (Continued)

       All other schedules and notes under Regulation S-X are omitted because they are either not applicable, not required or the information called for therein appears in the consolidated financial statements or notes thereto.

(b)  Reports on Form 8-K

     On November 14, 1997, the Company filed a Form 8-K Current Report disclosing the issuance of a press release which announced: due to a decline in customer activity in recent weeks, third quarter sales in the Portrait Studio division will fall short of prior expectation. However, operating earnings are expected to show an increase in the Portrait Studio division. In addition the impact of the sale of the Fox Photo joint venture to Kodak was discussed.

     On December 8, 1997, the Company filed a Form 8-K Current Report disclosing the issuance of a press release which announced third quarter results: operating earnings in Sears Portrait Studios increase 24.2% on flat sales while wall decor segment continues weak sales activity and charges related to sale of joint venture obscure operating earnings increase, resulting in net loss.

     On December 9, 1997, the Company filed a Form 8-K Current Report disclosing the issuance of a press release which announced: the commencement today of an offer to purchase up to 2,350,000 shares of common stock, or approximately 19.8% of its shares outstanding, from existing stockholders through a procedure commonly referred to as a "Dutch Auction" tender offer in which stockholders can tender their shares at prices not in excess of $23.00 nor less than $18.00 per share. The offer expires at 12:00 midnight, New York City time on January 7, 1998.

     On January 8, 1998, the Company filed a Form 8-K Current Report disclosing the issuance of two press releases which announced: sales in the Sears Portrait Studios business have shown an increase over last year's comparable period through the Christmas week and preliminary results of the Company's Dutch Auction.

     On January 14, 1998, the Company filed a Form 8-K Current Report disclosing the issuance of a press release which announced the final results of the Company's Dutch Auction tender offer, which had expired on January 7, 1998. Specifically, 1,999,215 shares tendered under the Dutch Auction were purchased by the Company at $23.00 per share.

(c)  Index to Exhibits

EXHIBIT 3.  ARTICLES OF INCORPORATION AND BYLAWS

Information required by this Exhibit 3 is incorporated by reference to the below listed documents with corresponding filing date and registration or Commission file numbers where applicable.

                                                     REGISTRATION
INFORMATION INCORPORATED       DOCUMENT       FILING  COMMISSION
     BY REFERENCE              REFERRED TO     DATE    FILE NO.
-----------------------------  ------------- -------- -----------
(3.1) Articles of               Annual Report  4/30/90  1-10204
      Incorporation             on Form 10-K
                                dated 4/27/90

(3.2) Bylaws                    Annual Report  4/30/90  1-10204
                                on Form 10-K
                                dated 4/27/90

(3.3) Amendment to Bylaws       Annual Report  5/4/94   1-10204
                                on Form 10-K
                                dated 4/6/94

(3.4) Amendment to Bylaws       Form 8-K       8/3/95   0-11227

(3.5) Amendment to Bylaws       Annual Report  5/2/97   1-10204
                                on Form
                                10-K405
                                dated 4/3/97


EXHIBIT 4.  INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS,
                       INCLUDING DEBENTURES

Information required by this Exhibit 4 is incorporated by reference to the below listed documents with corresponding filing date and registration or Commission file numbers where applicable.

                                                     REGISTRATION
INFORMATION INCORPORATED       DOCUMENT       FILING  COMMISSION
     BY REFERENCE              REFERRED TO     DATE    FILE NO.
-----------------------------  ------------- -------- -----------
(4.1)  Articles of Incorporation  Annual Report 4/30/90   1-10204
       and Bylaws                 on Form 10-K
                                  dated 4/27/90

(4.2)  Note Agreement for Series  Form 10-Q     9/3/93    1-10204
       A Senior Notes Due August
       31, 2000 and Series B
       Notes Due August 31, 2000

(4.3)  Pledge Agreement           Form 10-Q     9/3/93    1-10204

(4.4)  Series A Senior Note Due   Form 10-Q     9/3/93    1-10204
       August 31, 2000, No. R-A1

(4.5)  Series B Senior Note Due   Form 10-Q     9/3/93    1-10204
       August 31, 2000, No. R-B1

(4.6)  Series B Senior Note Due   Form 10-Q     9/3/93    1-10204
       August 31, 2000, No. R-B2

(4.7)  CPI Corp. Shareholder      Form 8-A      5/2/89        -
       Rights Plan

(4.8)  First Amendment to CPI     Form 10-Q     9/3/93    1-10204
       Corp. Shareholder Rights
       Plan

(4.9)  Second Amendment to CPI    Form 8-K      8/3/95    0-11227
       Corp. Shareholder Rights
       Plan

(4.10) First Amendment to Note    Form 10-Q     9/2/94    1-10204
       Agreement dated 2/24/94

(4.11) Second Amendment to Note   Form 10-Q     9/2/94    1-10204
       Agreement dated 6/14/94

                              15

EXHIBIT 4.  INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS,
                       INCLUDING DEBENTURES (Continued)

                                                      REGISTRATION
INFORMATION INCORPORATED       DOCUMENT       FILING  COMMISSION
     BY REFERENCE              REFERRED TO     DATE    FILE NO.
-----------------------------  ------------- -------- -----------
(4.12) Note Agreement for      Form 8-K      7/1/97    0-11227
       CPI Corp. Senior
       Notes dated June 16,
       1997

(4.13) CPI Corp. 7.46%         Form 8-K      7/1/97    0-11227
       Senior Notes due
       June 16, 2007,
       PPN 12617# ACO

(4.14) CPI Corp. 7.46%         Form 8-K      7/1/97    0-11227
       Senior Notes due
       June 16, 2007,
       Security No. !Inv5641!

(4.15) Registration of         Form S-8      3/31/98   002-86403
       50,000 shares of common
       to be issued under the
       CPI Corp. 1981 Stock
       Bonus Plan

(4.16) Registration of         Form S-8      3/31/98   002-86403
       250,000 shares of
       common stock to be
       issued under the CPI
       Corp. Employees Profit
       Sharing Plan and Trust



EXHIBIT 10.  MATERIAL CONTRACTS

                                    PAGE NUMBER
                                     FORM 10-K
                                   -------------
(10.1)  Employment Contract             25
        Alyn V. Essman

(10.2)  Employment Contract             26
        Russell H. Isaak

(10.3)  Employment Contract             27
        Patrick J. Morris

(10.4)  Employment Contract             28
        Barry C. Arthur

(10.5)  Employment Contract             29
        Fran Scheper

Additional information required by this Exhibit 10 is incorporated by reference to the below listed documents with corresponding filing date and registration or Commission file numbers where applicable.

                                                     REGISTRATION
  INFORMATION INCORPORATED     DOCUMENT       FILING  COMMISSION
       BY REFERENCE            REFERRED TO     DATE    FILE NO.
-----------------------------  ------------- -------- -----------
(10.6)  CPI Corp. 1981 Stock      Annual Report 5/5/93   1-10204
        Bonus Plan (As Amended    on Form 10-K,
        and Restated on 2/3/91)   dated 4/30/93

(10.7)  Deferred Compensation     Annual Report 5/1/92   1-10204
        and Stock Appreciation    on Form 10-K,
        Rights                    dated 4/24/92

(10.8)  CPI Corp. Restricted      Annual Report 5/1/92   1-10204
        Stock Plan                on Form 10-K,
                                  dated 4/24/92

(10.9)  Deferred Compensation     Annual Report 5/1/92   1-10204
        and Retirement Plan for   on Form 10-K,
        Non-Management Directors  dated 4/24/92

                                                     REGISTRATION
  INFORMATION INCORPORATED     DOCUMENT       FILING  COMMISSION
       BY REFERENCE            REFERRED TO     DATE    FILE NO.
-----------------------------  ------------- -------- -----------
(10.10) CPI Corp. Stock Option    Form S-8      7/28/92  33-50082
        Plan (As Amended and
        Restated effective 2/2/92)

(10.11) Registration of           Form 8-A      3/21/89      -
        Securities on the New
        York Stock Exchange

(10.12) CPI Corp. Shareholder     Exhibit to    5/2/89       -
        Rights Plan               Form 8-A

(10.13) CPI Voluntary Stock       Form D        3/31/93      -
        Option Plan

(10.14) First Amendment to CPI    Form 10-Q     9/3/93   1-10204
        Corp. Shareholder Rights
        Plan

(10.15) Second Amendment to CPI   Form 8-K      8/3/95   0-11227
        Corp. Shareholder Rights
        Plan

(10.16) $60 Million Revolving     Form 10-Q     9/1/95   1-10204
        Credit Agreement

(10.17) $25 Million Revolving     Form 10-Q     9/1/95   1-10204
        Credit Note with
        Mercantile Bank

(10.18) $20 Million Revolving     Form 10-Q     9/1/95   1-10204
        Credit Note with
        Harris Trust & Savings

(10.19) $15 Million Revolving     Form 10-Q     9/1/95   1-10204
        Credit Note with
        The Daiwa Bank

(10.20) License Agreement -       Annual Report 5/3/95   1-10204
        Sears, Roebuck & Co.      on Form 10-K
                                  dated 4/6/95

                                                     REGISTRATION
  INFORMATION INCORPORATED     DOCUMENT       FILING  COMMISSION
       BY REFERENCE            REFERRED TO     DATE    FILE NO.
-----------------------------  ------------- -------- -----------
(10.21) Employment Contract -    Annual Report  5/3/95   1-10204
        Jane E. Nelson *         on Form 10-K
                                 dated 4/6/95

(10.22) CPI Consent to           Annual Report  5/2/96   1-10204
        Assignment and           on Form 10-K
        Assumption of $15        dated 4/4/96
        Million Revolving
        Credit Note

(10.23) Notification of          Annual Report  5/2/96   1-10204
        Assignment and           on Form 10-K
        Assumption of $15        dated 4/4/96
        Million Credit Note
        Agreement

(10.24) $40 Million Revolving    Form 10-Q      12/8/97  1-10204
        Credit Agreement

(10.25) $17 Million Revolving    Form 10-Q      8/29/97  1-10204
        Credit Note with
        Mercantile Bank
        National Association

(10.26) $13 Million Revolving    Form 10-Q      8/29/97  1-10204
        Credit Note with
        Harris Trust and Savings

(10.27) $10 Million Revolving    Form 10-Q      8/29/97  1-10204
        Credit Note with
        The Sumitomo Bank,
        Limited

* Employment contract is automatically renewed and extended for one year unless terminated by the Board of Directors or the employee.

                                                       Page Number
                                                        Form 10-K
                                                       -----------
EXHIBIT 11. COMPUTATION OF EARNINGS PER COMMON SHARE      30-31

EXHIBIT 13. 1997 ANNUAL REPORT TO SHAREHOLDERS               32

EXHIBIT 21. SUBSIDIARIES OF THE REGISTRANT                   33

EXHIBIT 23. INDEPENDENT AUDITORS' CONSENT                    34

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

SIGNATURES OF DIRECTORS AND PRINCIPAL OFFICERS

    Signature                     Title                  Date
-------------------      ------------------------    -------------
/s/ Alyn V. Essman       Chairman of the Board,      April 9, 1998
-----------------------   Chief Executive Officer
   (Alyn V. Essman)       and Director (Principal
                          Executive Officer)

/s/ Milford Bohm         Director                    April 9, 1998
-----------------------
   (Milford Bohm)

/s/ Mary Ann Krey        Director                    April 9, 1998
-----------------------
   (Mary Ann Krey)

/s/ Lee Liberman         Director                    April 9, 1998
-----------------------
   (Lee Liberman)

/s/ Nicholas L. Reding   Director                    April 9, 1998
-----------------------
   (Nicholas L. Reding)

/s/ Martin Sneider       Director                    April 9, 1998
-----------------------
   (Martin Sneider)


    Signature                     Title                  Date
-------------------      ------------------------    -------------
/s/ Robert L. Virgil     Director                    April 9, 1998
-----------------------
   (Robert L. Virgil)

/s/ Russell Isaak        President and Director      April 9, 1998
-----------------------
   (Russell Isaak)

/s/ Patrick J. Morris    Senior Executive Vice       April 9, 1998
-----------------------   President and Director
   (Patrick J. Morris)

/s/ Barry C. Arthur      Vice President and          April 9, 1998
-----------------------   Treasurer (Principal
   (Barry C. Arthur)      Financial and
                          Accounting Officer)

                  INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
CPI Corp.:


     Under date of April 9, 1998, we reported on the consolidated balance sheets of CPI Corp. and subsidiaries as of February 7, 1998 and February 1, 1997, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the fiscal years in the three-year period ended February 7, 1998, as contained in the 1997 annual report to stockholders.
These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K of CPI Corp. for the 1997 fiscal year. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ KPMG Peat Marwick LLP
-------------------------
    KPMG PEAT MARWICK LLP



St. Louis, Missouri
April 9, 1998

                                                      SCHEDULE II

                VALUATION AND QUALIFYING ACCOUNTS

CPI CORP. CONSOLIDATED ALLOWANCE FOR UNCOLLECTIBLE RECEIVABLES
    FISCAL YEARS ENDED FEBRUARY 7, 1998, FEBRUARY 1, 1997
                   AND FEBRUARY 3, 1996


                          FEBRUARY 7,   FEBRUARY 1,   FEBRUARY 3,
                             1998          1997          1996
                          -----------   -----------   -----------
Balance at beginning
of year                     $    382     $  1,216       $  1,277
                            =========    =========      =========
Balance at end
of year                     $    291     $    382       $  1,216
                            =========    =========      =========



The majority of receivable amounts at year ending February 7, 1998 and February 1, 1997, respectively are due from portrait studio customers for amounts collected or to be collected, for which the Company assumes all credit risks.

Prior to February 1, 1997, receivable balances for which an allowance for uncollectible receivables is established relate primarily to sales recorded through use of Company commercial charge accounts for photofinishing and other products and services.

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