Form 10-Q
period 1998-05-02
CPI CORP
filed 1998-06-12
CIK 25354

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington D.C.   20549

                           FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended May 2, 1998

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

     As of June 11, 1998 there were 9,994,357 shares of the Registrant's common stock outstanding. This quarterly report on Form 10-Q contains 26 pages, of which this is page 1.

                              PART 1
                       FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSES OF RESULTS OF
         OPERATIONS, FINANCIAL CONDITION AND CASH FLOW

MANAGEMENT'S DISCUSSION AND ANALYSIS - OVERVIEW
-----------------------------------------------

FISCAL YEARS
------------
The Company's fiscal year ends the first Saturday of February. Accordingly, fiscal year 1997 ended February 7, 1998, consisted of 53 weeks. The first fiscal quarters of 1998 and 1997 consisted of twelve weeks and ended May 2, 1998 and April 26, 1997, respectively. Throughout the Management's Discussion and Analysis and Notes to the Interim Condensed Consolidated Financial Statements, reference to 1997 will mean the fiscal year end 1997 and reference to first quarter 1998 and first quarter 1997 will mean the first fiscal quarter of 1998 and 1997, respectively.

JOINT VENTURE
-------------
On October 2, 1997, the Company sold its remaining 49% interest in Fox Photo, Inc. ("Fox") to Eastman Kodak Company ("Kodak") for a $43.9 million non-interest bearing promissory note (the "Promissory Note") due on January 4, 1999 (the "Disposition Transaction"). Due to the non-interest bearing nature of the Promissory Note, a discount of $3.9 million was established and is being amortized into income until the maturity of the Promissory Note. During the first quarter of 1998, $691,000 in amortization related to the Promissory Note was recognized and, on a prospective basis, $2.8 million will be recognized for all of fiscal year 1998.

As part of the Disposition Transaction, the Company entered into a two-year Noncompetition and Nonsolicitation Agreement (the "Noncompete Agreement") with Fox under which the Company agreed not to engage in the retail photofinishing business and, subject to certain exceptions, not to employ Fox employees without consent. The Company received a $10.0 million cash consideration for entering into the Noncompete Agreement, which is being amortized into income over the two-year period of the agreement. Accordingly, the Company recognized $1,154,000 of income during the first quarter of 1998 from the amortization of the Noncompete Agreement.

In conjunction with the dissolution of the joint venture, the Company and Fox terminated the Consulting Agreement as of

October 2, 1997 and materially reduced the Service Agreement during the first quarter of 1998.

STOCK REPURCHASE
----------------
In January 1998, the Company completed another Dutch Auction tender offer by purchasing 1,999,215 shares of the Company's common stock at $23.00 per share for $46.5 million. The weighted average shares outstanding have been adjusted to reflect the changes in shares outstanding resulting from the repurchase of the Company's common stock for each of the first quarters of the last two fiscal years.

FORWARD-LOOKING STATEMENTS
--------------------------
The statements contained in this report which are not historical facts are forward-looking statements that involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements, such as the Company's outlook for Sears Portrait Studios and Prints Plus, are only predictions; actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to, the Company's ongoing ability to develop and introduce attractive new products, the overall level of economic activity in the Company's major markets, the effectiveness of marketing activities of major competitors, manufacturing interruptions, dependence on certain suppliers, fluctuations in operating results, the attraction and retention of qualified personnel, Year 2000 compliance issues and other risks as may be described in the Company's filings with the Securities and Exchange Commission, including its Form 10-K for the year ended February 7, 1998.

OPERATING RESULTS
-----------------

NET SALES (in thousands of dollars)
Twelve Weeks Ended May 2, 1998 and April 26, 1997
                                    Twelve Weeks Ended
                         ---------------------------------------
                            May 2,       April 26,       Amount
                             1998          1997          Change
                          ---------      ---------     ---------
Portrait Studios         $  60,145      $ 58,074      $  2,071
Wall Decor                  13,209        12,100         1,109
                         ---------      ---------     ---------
     Total net sales     $  73,354      $ 70,174      $  3,180
                         =========      =========     =========

Net sales were $73.4 million in the first quarter of 1998, increasing 4.5% over the comparable period last year with each business segment contributing to the sales increase.

Portrait Studio sales increased 3.6% to $60.1 million in the first quarter of 1998 from $58.1 million in the first quarter of 1997. The sales increase reflects an increase in customer volume coupled with a higher average sale per customer.

Sales in the Wall Decor segment were $13.2 million in the first quarter of 1998, increasing 9.2% from the $12.1 million recorded in the comparable period last year, with much of the gain due to new product introductions. While the first quarter sales growth rate may not be sustainable, the Company anticipates achieving moderate sales gains throughout the year as a result of focused efforts to improve operations.

SELECTED FINANCIAL DATA
(in thousands of dollars except per share amounts)
Twelve Weeks Ended May 2, 1998 and April 26, 1997

                                    Twelve Weeks Ended
                           -------------------------------------
                              May 2,      April 26,      Amount
                               1998          1997        Change
                            ---------     ---------     --------
Operating earnings:
  Portrait Studios          $  1,642      $  2,843      $(1,201)
  Wall Decor                    (866)       (1,254)         388
                            ---------     ---------     --------
Total operating earnings         776         1,589         (813)

General corporate
  expenses                     2,578         3,033          455
Interest in joint
  venture loss                   -           1,849        1,849
Interest expense               1,075           830         (245)
Interest income                  846           235          611
Other income                   1,253            61        1,192
                            ---------     ---------     --------
Loss before income taxes        (778)       (3,827)       3,049
Income tax benefit               272         1,416       (1,144)
                            ---------     ---------     --------
Net Loss                    $   (506)     $ (2,411)     $ 1,905
                            =========     =========     ========

Net Loss per share:
    Diluted                 $  (0.05)    $  (0.21)     $   0.16
                            =========    =========     ========
    Basic                   $  (0.05)    $  (0.21)     $   0.16
                            =========    =========     ========

Weighted average number of
  shares outstanding
  (in thousands of shares):
    Diluted                    9,914       11,726         1,812
                            =========    =========     =========
    Basic                      9,914       11,726         1,812
                            =========    =========     =========

Portrait Studio operating earnings declined $1.2 million despite the increase in sales in the first quarter of 1998. Higher expenses for studio employment, marketing, employee training and depreciation contributed to the reduction in operating margins in the first quarter of 1998 as compared to the comparable period in the previous year.

Wall Decor improvement in operations resulted primarily from higher sales. General corporate expenses are lower due primarily to a reduction in employment costs.

Net loss before income taxes improved $3.0 million in the first quarter of 1998 as compared to the first quarter of 1997.
Factors contributing to the improvement include the absence of losses from interest in the Fox Photo joint venture, an increase in interest income which reflects the imputed interest from the Kodak Note receivable, an increase in other income reflecting the amortization of the Non-Compete Agreement, increased operating earnings in the Wall Decor segment and lower corporate expenses. The increase in interest expense in the first quarter of 1998 as compared to the comparable period in the prior year reflects a $5.0 million increase in the level of borrowing in the Company Senior Debt combined with a higher associated interest rate.

On a diluted basis, losses per share amounted to $.05 in the first quarter of 1998 compared to a $.21 loss recorded in the first quarter of 1997. The current quarter loss per share reflects a reduction in the effective income tax rate and a reduction in the weighted average shares outstanding. The lower tax rate reflects the impact on the Company's effective income tax rate of factors related to the disposition of the Fox Photo joint venture. The reduction in the weighted average shares outstanding is primarily due to the Dutch Auction Tender Offer completed in January 1998. Due to the seasonal loss in the first quarter, both the lower tax rate and the fewer shares outstanding accentuates the loss on a per share basis. However, both of these items will have a beneficial effect on earnings per share in more seasonally favorable times of the year.

FINANCIAL CONDITION AND CASH FLOWS
----------------------------------
The Company is capitalized by stockholders' equity, a $60.0 million long-term Debt Agreement and a $40.0 million Revolving Credit agreement. The first principal payment on the long-term Note Agreement commences in 2001. Borrowings under the revolving credit agreements have been nominal.

Stockholders' equity was $101.8 million at May 2, 1998, essentially unchanged from 1997 year-end but substantially down from the $135.7 million on April 26, 1997. The decrease in stockholder equity over the last year reflects the Dutch Auction
Tender Offer completed in January 1998.

One of the three domestic banks that was involved in the Company's revolving credit agreement exited the market for these types of loan agreements in April 1998. The two remaining banks have elected to increase their respective shares of the $40.0 million revolving credit agreement, leaving the amount of the note agreement unchanged.

The Company expects a substantial increase in liquidity by fiscal year-end as the $43.9 million Note Receivable from Eastman Kodak is due in January 1999.

The Company believes it has sufficient liquidity and capital resources to meet planned capital expenditures, normal working capital requirements and dividends to shareholders.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED) (in thousands of dollars except share and per share amounts) Twelve weeks ended May 2, 1998 and April 26, 1997

                                            Twelve Weeks Ended
                                          ----------------------
                                           May 2,      April 26,
                                            1998         1997
                                          ---------    ---------
Net sales                                 $ 73,354     $ 70,174
Costs and expenses:
  Cost of sales (exclusive of
   depreciation expense shown below)        11,785       12,685
  Selling, administrative and
   general expenses                         56,496       52,266
  Depreciation                               6,510        6,194
  Amortization                                 365          473
                                          ---------    ---------
                                            75,156       71,618
                                          ---------    ---------
Loss from operations                        (1,802)      (1,444)
Net interest expense                           229          595
Interest in joint venture loss                   -        1,849
Other income                                 1,253           61
                                          ---------    ---------
Loss before income taxes                      (778)      (3,827)
Income tax benefit                             272        1,416
                                          ---------    ---------
Net loss                                  $   (506)    $ (2,411)
                                          =========    =========

Loss per common share - diluted           $  (0.05)    $  (0.21)
                                          =========    =========
Weighted average number of common and
  common equivalent shares outstanding-
  diluted                                 9,914,203   11,725,834
                                         ==========   ==========
Loss per common share - basic             $  (0.05)    $  (0.21)
                                          =========    =========
Weighted average number of common and
  common equivalent shares outstanding-
  basic                                   9,914,203   11,725,834
                                          =========   ==========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS -
ASSETS (UNAUDITED) (in thousands of dollars)

                            May 2,      April 26,    February 7,
                             1998         1997          1998
                          -----------  ------------  -----------
Current assets:
  Cash                    $    1,342   $     1,155   $    1,176
  Short-term investments       5,445         8,662       14,117
  Receivables less
   allowance of $411, $403
   and $291, respectively     11,775        14,094       11,665
  Notes receivable            41,776             -       41,085
  Inventories                 16,968        18,120       18,044
  Prepaid expenses and
   other current assets        8,113         8,291        8,139
  Deferred income taxes,
   net                           169             -          180
  Income taxes                     -         4,009            -
                          -----------  ------------  -----------
     Total current assets     85,588        54,331       94,406
                          -----------  ------------  -----------
Net property and
  equipment                  121,311       129,014      124,718
Investment in Fox joint
  venture                          -        46,257            -
Other assets:
  Intangible assets, net         657           506          665
  Other long-term assets       8,746         3,566        8,972
                          -----------  ------------  -----------
     Total assets         $  216,302   $   233,674   $  228,761
                          ===========  ============  ===========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS -
LIABILITIES (UNAUDITED)
(in thousands of dollars)
                             May 2,      April 26,   February 7,
                              1998         1997         1998
                          -----------  ------------  -----------
Current liabilities:
  Short-term borrowings   $      450   $         -   $        -
  Current maturities of
   long-term obligations           -        10,000            -
  Accounts payable            15,220        13,209       13,565
  Accrued expenses and
   other liabilities          21,375        19,382       24,863
  Income taxes                   230             -        9,014
  Deferred income taxes,
   net                             -           275            -
                          -----------  ------------  -----------
    Total current
     liabilities              37,275        42,866       47,442
                          -----------  ------------  -----------
Long-term obligations,
  less current maturities     59,501        44,889       59,482
Other liabilities             14,791         4,005       17,314
Deferred income taxes, net     2,930         6,206        2,431
                          -----------  ------------  -----------
     Total liabilities    $  114,497   $    97,966   $  126,669
                          ===========  ============  ===========







See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS -
STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands of dollars except share amounts)
                             May 2,      April 26,   February 7,
                              1998         1997         1998
                          -----------  ------------  -----------
Stockholders' equity:
  Preferred stock, no par
   value, 1,000,000 shares
   authorized; no shares
   issued and outstanding          -             -            -
  Preferred stock, Series
   A, no par value                 -             -            -
  Common stock, $0.40 par
   value, 50,000,000
   shares authorized;
   17,609,252, 17,282,882
   and 17,499,137 shares
   outstanding at May 2,
   1998, April 26, 1997
   and February 7, 1998,
   respectively                7,044         6,913        6,999
  Additional paid-in
   capital                    39,557        34,000       37,614
  Retained earnings          224,141       215,857      226,032
  Cumulative foreign
   currency translation
   adjustment                 (2,802)       (2,413)      (2,751)
                          -----------  ------------  -----------
                             267,940       254,357      267,894
  Treasury stock at cost,
   7,624,261, 5,557,047
   and 7,612,047 shares
   at May 2, 1998, April
   26, 1997 and February
   7, 1998, respectively    (166,124)     (118,219)    (165,789)
  Unamortized deferred
   compensation-restricted
   stock                         (11)         (430)         (13)
                          -----------  ------------  -----------
  Total stockholders'
   equity                    101,805       135,708      102,092
                          -----------  ------------  -----------
  Total liabilities and
    stockholders' equity  $  216,302   $   233,674   $  228,761
                          ===========  ============  ===========

See accompanying notes to consolidated financial statements.

                              10

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (in thousands of dollars)
Twelve weeks ended May 2, 1998 and April 26, 1997
                                                12 Weeks Ended
                                             -------------------
                                              05/02/98  04/26/97
                                             ---------  --------
Cash flows used in operating activities       $(6,107)  $(6,535)
Cash flows provided by (used in) financing
  activities:
  Proceeds of short-term borrowings               450         -
  Repayment of long-term obligations                -       (17)
  Issuance of common stock to
    employee stock plans                        1,988       734
  Cash dividends                               (1,385)   (1,636)
  Purchase of treasury stock                     (335)      (83)
                                              --------  --------
Cash flows provided by (used in)
  financing activities                            718    (1,002)
                                              --------  --------
Cash flows used in investing activities:
  Additions to property and equipment          (3,103)   (4,446)
                                              --------  --------

  Cash flows used in investing activities      (3,103)   (4,446)
                                              --------  --------
Effect of exchange rate changes on
  cash and equivalents                            (13)     (123)
                                              --------  --------
Net decrease in cash and cash equivalents      (8,505)  (12,106)
Cash and cash equivalents at
  beginning of year                            15,292    21,923
                                              --------  --------
Cash and cash equivalents at end of period    $ 6,787   $ 9,817
                                              ========  ========
Supplemental cash flow information:
  Interest paid                               $     -   $ 1,755
                                              ========  ========
  Income taxes paid                           $ 8,134   $ 6,374
                                              ========  ========




See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
RECONCILIATION OF NET EARNINGS TO CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES  (UNAUDITED) (in thousands of dollars)
Twelve weeks ended May 2, 1998 and April 26, 1997
                                               12 Weeks Ended
                                             -------------------
                                             05/02/98   04/26/97
                                             ---------  --------
Net loss from continuing operations           $  (506)  $(2,411)
Adjustments for items not requiring cash:
  Depreciation and amortization                 6,875     6,667
  Deferred income taxes                           511       230
  Deferred compensation                        (1,370)   (1,468)
  Interest in joint venture loss                    -     1,849
  Amortization of noncompete agreement         (1,154)        -
  Amortization of discount on note
    receivable                                   (691)        -
  Other                                          (147)     (657)
Decrease (increase) in current assets:
  Receivables and inventories                     965       444
  Prepaid expenses and other current assets        27       812
Increase (decrease) in current liabilities:
  Accounts payable, accrued expenses
    and other liabilities                      (1,833)   (4,066)
  Income taxes                                 (8,784)   (7,935)
                                              --------  --------
Cash flows from continuing operations         $(6,107)  $(6,535)
                                              ========  ========




See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY - COMMON STOCK, ADDITIONAL PAID-IN
CAPITAL AND RETAINED EARNINGS (UNAUDITED) (in thousands of dollars except share and per share amounts) Fifty-three weeks ended February 7, 1998 and Twelve weeks ended May 2, 1998

                                               Add'l
                                      Common  Paid-In  Retained
                                      Stock   Capital  Earnings
                                      ------- -------- ---------
Balance at February 1, 1997           $6,896  $33,283  $219,905

 Issuance of common stock:
  Profit sharing plan and trust
   (41,639 shares)                        16      684         -
  Stock bonus plan (4,334 shares)          1       78         -
  Employee stock plans(214,291 shares)    86    3,569         -
 Foreign currency translation              -        -         -
 Dividends ($0.56 per common share)        -        -    (6,586)
 Net earnings                              -        -    12,713
 Purchase of treasury stock, at cost       -        -         -
 Amortization of deferred
  compensation-restricted stock            -        -         -
                                      ------- -------- ---------
Balance at February 7, 1998           $6,999  $37,614  $226,032


 Issuance of common stock:
  Profit sharing plan and trust
   (25,576 shares)                        11      527         -
  Employee stock plans (84,539 shares)    34    1,416         -
 Foreign currency translation              -        -         -
 Dividends ($0.14 per common share)        -        -    (1,385)
 Net loss                                  -        -      (506)
 Purchase of treasury stock, at cost       -        -         -
 Amortization of deferred
  compensation-restricted stock            -        -         -
                                      ------- -------- ---------
Balance at May 2, 1998                $7,044  $39,557  $224,141
                                      ======= ======== =========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CPI CORP. INTERIM CONDENSED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY -
CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT AND TREASURY
STOCK AT COST (UNAUDITED) (in thousands of dollars except share and per share amounts) Fifty-three weeks ended February 7, 1998 and Twelve weeks ended May 2, 1998
                                       Cumulative
                                        Foreign
                                        Currency     Treasury
                                       Translation    Stock
                                       Adjustment    At Cost
                                       -----------   ----------
Balance at February 1, 1997            $   (1,860)   $(118,136)

 Issuance of common stock:
  Profit sharing plan and trust
   (41,639 shares)                              -            -
  Stock bonus plan (4,334 shares)               -            -
  Employee stock plans(214,291 shares)          -            -
 Foreign currency translation                (891)           -
 Dividends ($0.56 per common share)             -            -
 Net earnings                                   -            -
 Purchase of treasury stock, at cost            -      (47,653)
 Amortization of deferred
  compensation-restricted stock                 -            -
                                       -----------   ----------
Balance at February 7, 1998            $   (2,751)   $(165,789)


 Issuance of common stock:
  Profit sharing plan and trust
   (25,576 shares)                              -            -
  Employee stock plans (84,539 shares)          -            -
 Foreign currency translation                 (51)           -
 Dividends ($0.14 per common share)             -            -
 Net loss                                       -            -
 Purchase of treasury stock, at cost            -         (335)
 Amortization of deferred
  compensation-restricted stock                 -            -
                                       -----------   ----------
Balance at May 2, 1998                 $   (2,802)   $(166,124)
                                       ===========   ==========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY - DEFERRED COMPENSATION-RESTRICTED STOCK AND
TOTAL (UNAUDITED) (in thousands of dollars except share and per share amounts) Fifty-three weeks ended February 7, 1998 and Twelve weeks ended May 2, 1998


                                         Deferred
                                       Compensation-
                                       Restricted
                                           Stock        Total
                                       -------------  ----------
Balance at February 1, 1997            $     (563)    $ 139,525

 Issuance of common stock:
  Profit sharing plan and trust
   (41,639 shares)                              -           700
  Stock bonus plan (4,334 shares)               -            79
  Employee stock plans(214,291 shares)        (15)        3,640
 Foreign currency translation                   -          (891)
 Dividends ($0.56 per common share)             -        (6,586)
 Net earnings                                   -        12,713
 Purchase of treasury stock, at cost            -       (47,653)
 Amortization of deferred
  compensation-restricted stock               565           565
                                       -----------    ----------
Balance at February 7, 1998            $      (13)    $ 102,092


 Issuance of common stock:
  Profit sharing plan and trust
   (25,576 shares)                              -           538
  Employee stock plans (84,539 shares)          -         1,450
 Foreign currency translation                   -           (51)
 Dividends ($0.14 per common share)             -        (1,385)
 Net loss                                       -          (506)
 Purchase of treasury stock, at cost            -          (335)
 Amortization of deferred
  compensation-restricted stock                 2             2
                                       -----------    ----------
Balance at May 2, 1998                 $      (11)    $ 101,805
                                       ===========    ==========

See accompanying notes to consolidated financial statements.

CPI CORP. NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial position as of May 2, 1998, April 26, 1997 and February 7, 1998 and the results of its operations and changes in its cash flows for the 12 weeks ended May 2, 1998 and April 26, 1997. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's annual report on Form 10-K for its fiscal year ended
   February 7, 1998.

2. The components of net interest expense are as follows:

                              -------12 weeks ended-------
                              May 2, 1998   April 26, 1997
                              -----------   --------------
   Interest expense           $    1,075    $         830
   Interest income                  (846)            (235)
                              -----------   --------------
    Net interest expense      $      229    $         595
                              ===========   ==============

3. Short-term investments are comprised of money market instruments which aggregated $5.4 million, $8.7 million and $14.1 million as of May 2, 1998, April 26, 1997 and
   February 7, 1998, respectively, and are stated at cost which approximates market.

4. On October 2, 1997, the Company sold its remaining 49% interest in Fox to Kodak for a $43.9 million non-interest bearing Promissory Note due on January 4, 1999. Due to the non-interest bearing nature of the Promissory Note, a discount of $3.9 million was established and is being amortized into income until maturity. During the first quarter of 1998, $691,000 in amortization related to the Promissory Note was recognized.

   As part of the Disposition Transaction, the Company entered a two-year Noncompetition and Nonsolicitation Agreement with Fox. The Company received $10.0 million cash consideration which is being amortized into income over the life of the agreement. During the first quarter of 1998, amortization of the Noncompetition and Nonsolicitation Agreement amounted to $1,154,000. Prospectively, the Company will recognize $5.0 million and $3.2 million in amortization, respectively, in fiscal years 1998 and 1999.

5. During the three periods ended May 2, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". Statement No. 130 requires the separate reporting of components of comprehensive income, as defined. This statement requires the Company to separately report the translation adjustments of SFAS No. 52, "Foreign Currency Translation" as a component of comprehensive income. Management has chosen, on an interim basis, to disclose the requirements of this statement within the notes to the consolidated financial statements. The foreign currency translation adjustment accounted for as a separate component of shareholders' equity was a loss of $51,000 and $553,000 for the periods ended May 2, 1998 and April 26, 1997, respectively.

                     PART II.   OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         One of the three domestic banks that was involved in the Company's revolving credit agreement exited the market for these types of loan agreements in April 1998. The two remaining banks have elected to increase their respective shares of the $40.0 million revolving credit agreement, leaving the amount of the note agreement unchanged. Copies of the new promissory notes with the remaining two domestic banks are included in this Form 10-Q as Exhibits 10.28 and 10.29.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) EXHIBITS:

            The following exhibits are being filed as part of this Report:

            Exhibit  10.28 - Revolving Credit Note -
                             Mercantile Bank, N.A.
            Exhibit  10.29 - Revolving Credit Note -
                             Harris Trust and Savings Bank
            Exhibit  11.1  - Computation of Earnings per Common
                             Share - Diluted
                             Twelve Weeks Ended May 2, 1998 and
                             April 26, 1997
            Exhibit  11.2  - Computation of Earnings per Common
                             Share - Basic
                             Twelve Weeks Ended May 2, 1998 and
                             April 26, 1997
            Exhibit  27.1  - Financial Data Schedule
            Exhibit  27.2  - Restated Financial Data Schedules

         b) REPORTS ON FORM 8-K

            - On April 13, 1998, CPI Corp. reported the issuance
              of a press release on April 9, 1998 announcing the fourth quarter and fiscal 1997 results from operations, with sales of $366.7 million compared with the prior year's $467.0 million. The lower revenues reflect the sale of a 51% interest in the Company's Fox Photo, Inc. photofinishing division to Eastman Kodak Company in October 1996, with subsequent revenues of that business being reported separately by the joint venture. The Company's remaining 49% interest in Fox Photo, Inc. was sold to Eastman Kodak in October of 1997.

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





                                           CPI Corp.
                                         (Registrant)




                                By:  /s/ Barry Arthur
                                     ---------------------------
                                     Barry Arthur
                                     Authorized Officer and
                                     Principal Financial Officer

Dated:  June 12, 1998

                              CPI CORP.

                             EXHIBIT INDEX


Exhibit 10.28 - Revolving Credit Note -                    21
                Mercantile Bank, N.A.

Exhibit 10.29 - Revolving Credit Note -                    22
                Harris Trust and Savings Bank

Exhibit 11.1  - Computation of Earnings per Common         23
                Share - Diluted
                Twelve Weeks Ended May 2, 1998 and
                April 26, 1997

Exhibit 11.2  - Computation of Earnings per Common         24
                Share - Basic
                Twelve Weeks Ended May 2, 1998 and
                April 26, 1997

Exhibit 27.1  - Financial Data Schedule                    25

Exhibit 27.2  - Restated Financial Data Schedules          26
