Form 10-Q
period 1998-07-25
CPI CORP
filed 1998-09-04
CIK 25354

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington D.C.   20549

                           FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended July 25, 1998

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

     As of September 3, 1998 there were 10,029,227 shares of the Registrant's common stock outstanding. This quarterly report on Form 10-Q contains 32 pages, of which this is page 1.

                              PART 1
                       FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSES OF RESULTS OF
         OPERATIONS, FINANCIAL CONDITION AND CASH FLOW

MANAGEMENT'S DISCUSSION AND ANALYSIS - OVERVIEW
-----------------------------------------------

FISCAL YEARS
------------
The Company's fiscal year ends the first Saturday of February. Accordingly, fiscal year 1998 will end February 6, 1999 and consist of 52 weeks while fiscal year 1997 ended February 7, 1998 and consisted of 53 weeks. The second fiscal quarters of 1998 and 1997 consisted of twenty-four weeks and ended July 25, 1998 and July 19, 1997, respectively. Throughout Management's Discussion and Analysis and the Notes to the Interim Condensed Consolidated Financial Statements, reference to 1998 and 1997 will mean the fiscal year end 1998 and 1997, respectively, and reference to second quarter 1998 and second quarter 1997 will mean the second fiscal quarter of 1998 and 1997, respectively.

JOINT VENTURE
-------------
On October 2, 1997, the Company sold its remaining 49% interest in Fox Photo, Inc. ("Fox") to Eastman Kodak Company ("Kodak") for a $43.9 million non-interest bearing promissory note (the "Promissory Note") due on January 4, 1999 (the "Disposition Transaction"). Due to the non-interest bearing nature of the Promissory Note, a discount of $3.9 million was established and is being amortized into income until the maturity of the Promissory Note. During the second quarter of 1998, $719,000 in amortization related to the Promissory Note was recognized, with $1.4 million recognized for the first two quarters of 1998. On a prospective basis, $2.8 million will be recognized for all of 1998.

As part of the Disposition Transaction, the Company entered into a two-year Noncompetition and Nonsolicitation Agreement (the "Noncompete Agreement") with Fox under which the Company agreed not to engage in the retail photofinishing business and, subject to certain exceptions, not to employ Fox employees without consent. The Company received a $10.0 million cash consideration for entering into the Noncompete Agreement, which is being amortized into income over the two-year period of the agreement. Accordingly, the Company recognized $1.2 million of income during the second quarter of 1998 and $2.3 million for the first two quarters of 1998 from the amortization of the Noncompete Agreement.

In conjunction with the dissolution of the joint venture, the Company and Fox terminated the Consulting Agreement as of October 2, 1997 and materially reduced the Service Agreement during the first quarter of 1998. The Consulting Agreement and Service Agreement were collateral agreements with Fox and Kodak under which the Company provided certain administrative and management services to Fox.

STOCK REPURCHASE
----------------
In January 1998, the Company completed a Dutch Auction tender offer by purchasing 1,999,215 shares of the Company's common stock at $23.00 per share for $46.5 million. The weighted average shares outstanding have been adjusted to reflect the changes in shares outstanding resulting from the repurchase of the Company's common stock.

FORWARD-LOOKING STATEMENTS
--------------------------
The statements contained in this report which are not historical facts are forward-looking statements that involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements, such as the Company's outlook for Sears Portrait Studios and Prints Plus, are not predictions; actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to, the Company's ongoing ability to develop and introduce attractive new products, the overall level of economic activity in the Company's major markets, the effectiveness of marketing activities of major competitors, manufacturing interruptions, dependence on certain suppliers, fluctuations in operating results, the attraction and retention of qualified personnel, Year 2000 compliance issues and other risks as may be described in the Company's filings with the Securities and Exchange Commission, including its Form 10-K for the year ended February 7, 1998.

YEAR 2000 ISSUE
---------------
The Year 2000 (Y2K) issue is primarily the result of computer software and hardware using two digits rather than four to define the applicable year. For example, the year "00" may be recognized as 1900 rather than 2000 and may result in computers and computer applications failing or creating erroneous results.

In reviewing Y2K issues, the Company has identified four areas of concern:
     1.) the administrative offices and laboratories located in St. Louis, Missouri, Las Vegas, Nevada, Thomaston, Connecticut and Mississauga, Ontario (Canada) (referred to as "Home Office");

     2.) the individual locations of the Photography segment, which operate under the name "Sears Portrait Studios," (referred to as "SPS Field");
     3.) the administrative support office and individual locations of the Wall Decor segment, which operate under the name "Prints Plus" (referred to as "Prints Plus.") and
     4.)  third party vendors or suppliers.

Home Office
-----------
Due in part to Y2K issues in older systems, fully-compliant Y2K basic operating and data-base systems were put in place in the Home Office by the end of the first quarter of 1998. In addition, due to this change, all financial systems in the Home Office were reviewed by year-end 1997 and new financial systems, including Y2K compliance upgrades, will be substantially installed ahead of schedule by the end of the third quarter of 1998 for an estimated cost of $3.0 million. As of the end of the second quarter 1998, $2.8 million has been spent on the new financial systems. Laboratory, telephone and physical plant systems and equipment as well as all personal computers in the Home Office are being tested for Y2K issues and, after an analysis of the test results is made, new or upgraded systems and equipment will be obtained by mid-1999 at an estimated cost of $546,000.

SPS Field
---------
In 1996, as part of the Company's on-going long-range planning and development process, the Company began the process of updating the point-of-sale system used in the SPS Field operations. Development of the new system, which included Y2K compliance, continued through 1997 and, starting in fourth quarter of 1998, the Company expects to install the software and hardware for the new point-of-sale system in the SPS Field locations. Full implementation of the new system is expected to be completed by mid-1999. At the same time the new point-of-sale system is rolled-out, upgrading of the software used in the sales stations and camera rooms of the SPS Field locations will be installed at negligible cost.

Prints Plus
-----------
Although the point-of-sale system utilized by Prints Plus locations is Y2K compliant, the hardware used to operate the system has not been tested. Both the testing and upgrading of the system hardware are expected to be completed by the end of 1998. In addition, the upgrading of all financial systems utilized by Prints Plus is expected to be completed by March 1999. Total estimated cost for Y2K compliance for all of Prints Plus is estimated to be $421,000.

Third Party
-----------
The Company has material relationships with several large companies providing goods and services to the Photography and Wall Decor segments:

     --Sears Roebuck and Company, the licensor of Sears
       Portrait Studio, the Company's primary line of business;
     --Eastman Kodak Company, a provider of photographic film and paper, dye sublimation paper and related equipment and supplies;
     --Sony Corporation, a provider of dye sublimation
       paper and related equipment and supplies;
     --MCI, a telecommunications company which provides communication links between the Company and its remote locations as well as telephone services in the Home Office;
     --United Parcel Services, Roadway Package Services and Airborne Express Services, companies which handle the transportation of finished products to and from the Home Office and individual locations;
     --Mercantile Bank N.A. of St. Louis and Harris Trust and Savings Bank, financial institutions which provide credit facilities and other banking services;
     --Prudential Insurance Company and the Guardian
       Insurance Company, holders of the Company's senior debt.

All of these companies have published material indicating their awareness of the Y2K issue and the steps they are taking to remedy the problem. However, although the Company does not anticipate service interruptions from its major third party suppliers and vendors, no assurance can be given that the Company will not experience supply disruptions due to Y2K issues.

While the Company has already begun implementing changes as a result of its Y2K assessment, a full assessment of the Y2K issues will not be completed until the end of 1998. After all changes are implemented and testing of the new systems or related equipment is completed, the Company will develop contingency plans for possible Y2K compliance problems. The Company expects to have the contingency plans in place by November 1999.

MANAGEMENT'S DISCUSSION & ANALYSIS - RESULTS OF OPERATIONS
----------------------------------------------------------

NET SALES (in thousands of dollars)
Twelve Weeks Ended July 25, 1998 and July 19, 1997

                                   Twelve Weeks Ended
                         --------------------------------------
                         July 25,       July 19,        Amount
                           1998           1997          Change
                         --------       --------       --------
Portrait Studios         $ 58,330       $ 56,383       $  1,947
Wall Decor                 12,667         12,111            556
                         --------       --------       --------
     Total net sales     $ 70,997       $ 68,494       $  2,503
                         ========       ========       ========


NET SALES (in thousands of dollars)
Twenty-four Weeks Ended July 25, 1998 and July 19, 1997

                                Twenty-four Weeks Ended
                         --------------------------------------
                         July 25,       July 19,        Amount
                           1998           1997          Change
                         --------       --------       --------
Portrait Studios         $118,475       $114,457       $  4,018
Wall Decor                 25,876         24,211          1,665
                         --------       --------       --------
     Total net sales     $144,351       $138,668       $  5,683
                         ========       ========       ========


NET SALES
---------
Total net sales, reflecting increased sales in both the Portrait Studios and Wall Decor segments, were $71.0 million and $144.4 million for the second quarter 1998 and first two quarters of 1998, respectively, up 3.7% and 4.1% from the second quarter 1997 and first two quarters of 1997, respectively.

Portrait Studios sales were $58.3 million and $118.5 million for the second quarter 1998 and first two quarters of 1998, respectively, up 3.5% from the second quarter 1997 and first two quarters of 1997. Both the quarterly and year-to-date increases in net sales reflected improved customer traffic in the portrait studios and higher average sales per customer due in part to a price increase introduced in the first quarter of 1998. In addition, the comparison of sales quarter-to-quarter for Portrait Studios should be viewed in light of the 9.5% increase in sales in the second quarter of 1997 from the second quarter 1996.

Wall Decor sales were $12.7 million and $25.9 million for the second quarter 1998 and first two quarters of 1998, respectively, up 4.6% and 6.9% from the second quarter 1997 and first two quarters of 1997, respectively. Both the quarterly and year-to-date increases reflect favorable customer responses to new products introduced in the first quarter of 1998.


SELECTED FINANCIAL DATA
(in thousands of dollars except per share amounts)
Twelve Weeks Ended July 25, 1998 and July 19, 1997

                                     Twelve Weeks Ended
                           -------------------------------------
                           July 25,      July 19,       Amount
                             1998          1997         Change
                           ---------     ---------     ---------
Operating earnings (loss):
  Portrait Studios         $  4,879      $  6,822      $ (1,943)
  Wall Decor                 (1,080)       (1,038)          (42)
                           ---------     ---------      --------
Total operating earnings      3,799         5,784        (1,985)

General corporate
  expenses                    2,598         2,873           275
Interest in joint
  venture gain (loss)            --            19           (19)
Interest expense              1,069         1,084            15
Interest income                 786           164           622
Other income                  1,216           188         1,028
                           ---------     ---------      --------
Earnings before
  income taxes                2,134         2,198           (64)
Income tax expense              747           813            66
                           ---------     ---------      --------
Net earnings               $  1,387      $  1,385       $     2
                           =========     =========      ========

Net earnings
  per share:
    Diluted                $   0.13      $   0.12       $   .01
                           =========     =========      ========
    Basic                  $   0.14      $   0.12       $   .02
                           =========     =========      ========

Weighted average number of
  shares outstanding
  (in thousands of shares):
    Diluted                  10,323        11,921        (1,598)
                           =========     =========      ========
    Basic                    10,015        11,762        (1,747)
                           =========     =========      ========



SELECTED FINANCIAL DATA
(in thousands of dollars except per share amounts)
Twenty-four Weeks Ended July 25, 1998 and July 19, 1997

                                  Twenty-four Weeks Ended
                           -------------------------------------
                           July 25,      July 19,       Amount
                             1998          1997         Change
                           ---------     ---------     ---------
Operating earnings (loss):
  Portrait Studios         $  6,522      $  9,664      $ (3,142)
  Wall Decor                 (1,946)       (2,292)          346
                           ---------     ---------      --------
Total operating earnings      4,576         7,372        (2,796)

General corporate
  expenses                    5,177         5,906           729
Interest in joint
  venture gain (loss)            --        (1,830)        1,830
Interest expense              2,144         1,915          (229)
Interest income               1,632           400         1,232
Other income                  2,469           249         2,220
                           ---------     ---------      --------
Earnings (loss) before
  income taxes                1,356        (1,630)        2,986
Income tax expense
  (benefit)                     475          (603)       (1,078)
                           ---------     ---------      --------
Net earnings (loss)        $    881      $ (1,027)      $ 1,908
                           =========     =========      ========

Net earnings (loss)
  per share:
    Diluted                $   0.09      $  (0.09)      $   .18
                           =========     =========      ========
    Basic                  $   0.09      $  (0.09)      $   .18
                           =========     =========      ========

Weighted average number of
  shares outstanding
  (in thousands of shares):
    Diluted                  10,277        11,744        (1,467)
                           =========     =========      ========
    Basic                     9,965        11,744        (1,779)
                           =========     =========      ========


OPERATING EARNINGS
------------------
Operating earnings, primarily reflecting a decrease in the Portrait Studios segment, were $3.8 million and $4.6 million for the second quarter 1998 and first two quarters of 1998, respectively, down 34.3% and 37.9% from the second quarter 1997 and first two quarters of 1997, respectively.

Portrait Studios operating earnings were $4.9 million and $6.5 million for the second quarter 1998 and first two quarters of 1998, respectively, down 28.5% and 32.5% from the second quarter 1997 and first two quarters of 1997, respectively. Both the quarterly and half-to-date decreases in operating earnings reflected increased employment cost due to higher compensation of studio employees and increased employment hours per location. In addition, second quarter 1998 and the first two quarters of 1998 were impacted by higher advertising costs when compared to the same periods of 1997.

Wall Decor operating losses were $1.1 million and $1.9 million for the second quarter 1998 and first two quarters of 1998, respectively, relatively unchanged from second quarter 1997 and improved 15.1% from first two quarters of 1997, respectively. Both the quarterly and year-to-date changes in operating earnings reflect higher sales offset by higher employment and occupancy costs.

NET INCOME
----------
Net earnings before income taxes were unchanged in second quarter 1998 compared to second quarter 1997 and up $3.0 million to $1.4 million in the first two quarters of 1998 compared to $1.6 million in net losses recorded for the first two quarters of 1997. For both the second quarter and year-to-date, decreases in operating earnings were offset by an increase in interest income, which reflected the imputed interest from the Kodak Note receivable, an increase in other income, which reflected the amortization of the Non-Compete Agreement, and lower corporate expenses, which reflected lower administrative payroll costs. In addition, 1998 year-to-date earnings were favorably impacted by the absence of losses from the interest in the Fox joint venture. For further information regarding the effects of the dissolution of the joint venture, see the Management's Discussion and Analysis - Overview section entitled "Joint Venture."

EARNINGS PER SHARE
------------------
On a diluted basis, earnings per share for both the second quarter and the year-to-date reflected a reduction in the effective income tax rate and a reduction in the weighted average shares outstanding. The lower tax rate reflected the impact on the Company's effective income tax rate of factors related to the disposition of the Fox Photo joint venture. The reduction in the weighted average shares outstanding was primarily due to the repurchase of stock through the Dutch Auction tender offer completed in January 1998. The aggregate of the first and second quarters diluted earnings per share does not equal year-to-date earnings per share due to the effect of outstanding stock options being antidilutive in the first quarter.

MANAGEMENT'S DISCUSSION & ANALYSIS-FINANCIAL CONDITION AND CASH
---------------------------------------------------------------
FLOW
----

Total assets at the end of second quarter 1998 decreased 5.9% from year-end 1997, reflecting decreases in cash and short-term investments resulting from the seasonal cash needs of the business and decreases in net property and equipment.

Total liabilities at the end of second quarter 1998 decreased
10.7% from year-end 1997, reflecting decreases in accrued expenses and other liabilities which resulted from seasonal changes in income taxes, accrued bonuses and sales tax liabilities.

Stockholders' equity at the end of second quarter 1998 was relatively unchanged from year-end 1997 but reflected a decrease from the same time last year as a result of the Dutch Auction tender offer completed in January 1998.

The Company is capitalized by stockholders' equity, a $60.0 million long-term Debt Agreement and a $40.0 million Revolving Credit Agreement. The first principal payment on the Debt Agreement will commence in 2001. Borrowings under the Revolving Credit Agreement for both the second quarter and first two quarters of 1998 have been nominal.

In April 1998, one of the three domestic banks that was involved in the Company's Revolving Credit Agreement exited the market for this type of loan agreement. The two remaining banks elected to increase their respective shares of the Revolving Credit
Agreement, leaving the amount unchanged.

The Company believes it has sufficient liquidity and capital resources to meet planned capital expenditures, normal working capital requirements and dividends to shareholders. In addition, the Company expects a substantial increase in liquidity in fourth quarter 1998 as the $43.9 million Note Receivable from Eastman Kodak is due in January 1999.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(in thousands of dollars except share and per share amounts)
Twelve weeks ended July 25, 1998 and July 19, 1997
                                          Twelve Weeks Ended
                                       -----------------------
                                         July 25,    July 19,
                                           1998        1997
                                       ----------   ----------
Net sales                              $   70,997   $  68,494
Costs and expenses:
  Cost of sales (exclusive of
   depreciation expense shown below)       10,305       11,669
  Selling, administrative and
   general expenses                        52,430       47,051
  Depreciation                              6,760        6,396
  Amortization                                301          467
                                       ----------   ----------
                                           69,796       65,583
                                       ----------   ----------
Income from operations                      1,201        2,911
Net interest expense                          283          920
Interest in joint venture gain (loss)           -           19
Other income                                1,216          188
                                       ----------   ----------
Earnings before income taxes                2,134        2,198
Income tax benefit                            747          813
                                       ----------   ----------
Net earnings                           $    1,387   $    1,385
                                       ==========   ==========

Earnings per common share - diluted    $     0.13   $     0.12
                                       ==========   ==========
Weighted average number of common
  shares outstanding - diluted         10,322,657   11,920,790
                                       ==========   ==========
Earnings per common share - basic      $     0.14   $     0.12
                                       ==========   ==========
Weighted average number of common
  shares outstanding - basic           10,014,890   11,761,517
                                       ==========   ==========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(in thousands of dollars except share and per share amounts)
Twenty-four weeks ended July 25, 1998 and July 19, 1997
                                        Twenty-four Weeks Ended
                                       ------------------------
                                         July 25,    July 19,
                                           1998        1997
                                       -----------  -----------
Net sales                              $  144,351   $  138,668
Costs and expenses:
  Cost of sales (exclusive of
   depreciation expense shown below)       22,090       24,354
  Selling, administrative and
   general expenses                       108,926       99,317
  Depreciation                             13,270       12,590
  Amortization                                666          941
                                       -----------  -----------
                                          144,952      137,202
                                       -----------  -----------
Income (loss) from operations                (601)       1,466
Net interest expense                          512        1,515
Interest in joint venture gain
  (loss)                                        -       (1,830)
Other income                                2,469          249
                                       ----------   -----------
Earnings (loss) before income taxes         1,356       (1,630)
Income tax expense (benefit)                  475         (603)
                                       ----------   -----------
Net earnings (loss)                    $      881   $   (1,027)
                                       ==========   ===========
Earnings (loss) per common share-
  diluted                              $     0.09   $    (0.09)
                                       ==========   ===========
Weighted average number of common
  shares outstanding - diluted         10,276,706   11,743,676
                                       ==========   ===========
Earnings (loss) per common share-
  basic                                $     0.09   $    (0.09)
                                       ==========   ===========
Weighted average number of common
  shares outstanding - basic            9,964,547   11,743,676
                                       ==========   ===========

See accompanying notes to consolidated financial statements.


CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS - ASSETS
(UNAUDITED) (in thousands of dollars)

                           July 25,     July 19,     February 7,
                             1998         1997          1998
                          -----------  ------------  -----------
Current assets:
  Cash                    $      965   $       603   $    1,176
  Short-term investments       5,870        11,416       14,117
  Receivables less
   allowance of $458, $536
   and $291, respectively     12,892        15,258       11,665
  Notes receivable            42,495             -       41,085
  Inventories                 17,408        18,555       18,044
  Prepaid expenses and
   other current assets        8,083        10,923        8,139
  Deferred income taxes,
   net                           157             -          180
  Refundable income taxes          -         3,742            -
                          -----------  ------------  -----------
     Total current assets     87,870        60,497       94,406
                          -----------  ------------  -----------
Net property and
  equipment                  118,207       129,259      124,718
Investment in Fox joint
  venture                          -        46,276            -
Other assets:
  Intangible assets, net         648           686          665
  Other long-term assets       8,501         5,671        8,972
                          -----------  ------------  -----------
     Total assets         $  215,226   $   242,389   $  228,761
                          ===========  ============  ===========

See accompanying notes to consolidated financial statements.


CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS -
LIABILITIES (UNAUDITED)
(in thousands of dollars)

                            July 25,     July 19,    February 7,
                              1998         1997         1998
                          -----------  ------------  -----------
Current liabilities:
  Current maturities of
   long-term obligations  $        -   $     1,236   $        -
  Accounts payable            16,693        16,940       13,565
  Accrued expenses and
   other liabilities          18,911        18,193       24,863
  Income taxes                   503             -        9,014
  Deferred income taxes,
   net                             -           287            -
                          -----------  ------------  -----------
    Total current
     liabilities              36,107        36,656       47,442
                          -----------  ------------  -----------
Long-term obligations,
  less current maturities     59,521        60,108       59,482
Other liabilities             14,024         3,551       17,314
Deferred income taxes, net     3,416         6,442        2,431
                          -----------  ------------  -----------
     Total liabilities    $  113,068   $   106,757   $  126,669
                          -----------  ------------  -----------







See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS -
STOCKHOLDERS' EQUITY (UNAUDITED) (in thousands of dollars except share amounts)
                            July 25,     July 19,    February 7,
                              1998         1997         1998
                          -----------  ------------  -----------
Stockholders' equity:
  Preferred stock, no par
   value, 1,000,000 shares
   authorized; no shares
   issued and outstanding          -             -            -
  Preferred stock, Series
   A, no par value                 -             -            -
  Common stock, $0.40 par
   value, 50,000,000
   shares authorized;
   17,667,634, 17,334,702
   and 17,499,137 shares
   outstanding at July 25,
   1998, July 19, 1997
   and February 7, 1998,
   respectively                7,067         6,934        6,999
  Additional paid-in
   capital                    40,521        34,889       37,614
  Retained earnings          224,130       215,599      226,032
  Cumulative foreign
   currency translation
   adjustment                 (3,381)       (2,207)      (2,751)
                          -----------  ------------  -----------
                             268,337       255,215      267,894
  Treasury stock at cost,
   7,624,261, 5,611,832
   and 7,612,047 shares
   at July 25, 1998, July
   19, 1997 and February
   7, 1998, respectively    (166,124)     (119,281)    (165,789)
  Unamortized deferred
   compensation-restricted
   stock                         (55)         (302)         (13)
                          -----------  ------------  -----------
  Total stockholders'
   equity                    102,158       135,632      102,092
                          -----------  ------------  -----------
  Total liabilities and
    stockholders' equity  $  215,226   $   242,389   $  228,761
                          ===========  ============  ===========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (in thousands of dollars)
Twenty-four weeks ended July 25, 1998 and July 19, 1997
                                                24 Weeks Ended
                                             -------------------
                                              July 25,  July 19,
                                                1998      1997
                                             ---------  --------
Cash flows used in operating activities       $(1,213)  $(2,255)
Cash flows provided by (used in) financing
  activities:
  Proceeds of long-term borrowings                  -    61,933
  Repayment of long-term obligations                -   (55,646)
  Issuance of common stock to
    employee stock plans                        2,974     1,644
  Cash dividends                               (2,783)   (3,279)
  Purchase of treasury stock                     (335)   (1,145)
                                              --------  --------
Cash flows provided by (used in)
  financing activities                           (144)    3,507
                                              --------  --------
Cash flows used in investing activities:
  Additions to property and equipment          (6,758)  (11,087)
  Issuance of restricted stock                    (53)        -
                                              --------  --------
  Cash flows used in investing activities      (6,811)  (11,087)
                                              --------  --------
Effect of exchange rate changes on
  cash and equivalents                           (289)      (69)
                                              --------  --------
Net decrease in cash and cash equivalents      (8,457)   (9,904)
Cash and cash equivalents at
  beginning of year                            15,292    21,923
                                              --------  --------
Cash and cash equivalents at end of period    $ 6,835   $12,019
                                              ========  ========
Supplemental cash flow information:
  Interest paid                               $ 2,241   $ 2,786
                                              ========  ========
  Income taxes paid                           $ 8,252   $ 6,668
                                              ========  ========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
RECONCILIATION OF NET EARNINGS TO CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES  (UNAUDITED)
(in thousands of dollars)
Twenty-four weeks ended July 25, 1998 and July 19, 1997
                                               24 Weeks Ended
                                             -------------------
                                              July 25,  July 19,
                                                1998      1997
                                             ---------  --------
Net earnings (loss) from operations           $   881   $(1,027)
Adjustments for items not requiring cash:
  Depreciation and amortization                13,935    13,531
  Deferred income taxes                         1,008       478
  Deferred compensation                          (982)   (1,923)
  Interest in joint venture loss                    -     1,830
  Amortization of noncompete agreement         (2,308)        -
  Amortization of discount on note
    receivable                                 (1,409)        -
  Other                                          (467)   (2,978)
Decrease (increase) in current assets:
  Receivables and inventories                    (591)   (1,155)
  Prepaid expenses and other current assets        56    (1,819)
  Refundable income taxes                           -    (3,742)
Increase (decrease) in current liabilities:
  Accounts payable, accrued expenses
    and other liabilities                      (2,825)   (1,524)
  Income taxes                                 (8,511)   (3,926)
                                              --------  --------
Cash flows from operations                    $(1,213)  $(2,255)
                                              ========  ========




See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY - COMMON STOCK, ADDITIONAL PAID-IN
CAPITAL AND RETAINED EARNINGS (UNAUDITED)
(in thousands of dollars except share and per share amounts)
Fifty-three weeks ended February 7, 1998 and Twenty-four weeks ended July 25, 1998

                                               Add'l
                                      Common  Paid-In  Retained
                                      Stock   Capital  Earnings
                                      ------- -------- ---------
Balance at February 1, 1997           $6,896  $33,283  $219,905

 Issuance of common stock:
  Profit sharing plan and trust
   (41,639 shares)                        16      684         -
  Stock bonus plan (4,334 shares)          1       78         -
  Employee stock plans(214,291 shares)    86    3,569         -
 Foreign currency translation              -        -         -
 Dividends ($0.56 per common share)        -        -    (6,586)
 Net earnings                              -        -    12,713
 Purchase of treasury stock, at cost       -        -         -
 Amortization of deferred
  compensation-restricted stock            -        -         -
                                      ------- -------- ---------
Balance at February 7, 1998           $6,999  $37,614  $226,032


 Issuance of common stock:
  Profit sharing plan and trust
   (25,602 shares)                        10      528         -
  Stock bonus plan (3,936 shares)          2       93         -
  Employee stock plans(138,959 shares)    56    2,286         -
 Foreign currency translation              -        -         -
 Dividends ($0.28 per common share)        -        -    (2,783)
 Net earnings                              -        -       881
 Purchase of treasury stock, at cost       -        -         -
 Amortization of deferred
  compensation-restricted stock            -        -         -
                                      ------- -------- ---------
Balance at July 25, 1998              $7,067  $40,521  $224,130
                                      ======= ======== =========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CPI CORP. INTERIM CONDENSED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY -
CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT AND TREASURY
STOCK AT COST (UNAUDITED)
(in thousands of dollars except share and per share amounts)
Fifty-three weeks ended February 7, 1998 and Twenty-four weeks ended July 25, 1998
                                       Cumulative
                                        Foreign
                                        Currency     Treasury
                                       Translation    Stock
                                       Adjustment    At Cost
                                       -----------   ----------
Balance at February 1, 1997            $   (1,860)   $(118,136)

 Issuance of common stock:
  Profit sharing plan and trust
   (41,639 shares)                              -            -
  Stock bonus plan (4,334 shares)               -            -
  Employee stock plans(214,291 shares)          -            -
 Foreign currency translation                (891)           -
 Dividends ($0.56 per common share)             -            -
 Net earnings                                   -            -
 Purchase of treasury stock, at cost            -      (47,653)
 Amortization of deferred
  compensation-restricted stock                 -            -
                                       -----------   ----------
Balance at February 7, 1998            $   (2,751)   $(165,789)


 Issuance of common stock:
  Profit sharing plan and trust
   (25,602 shares)                              -            -
  Stock bonus plan (3,936 shares)               -            -
  Employee stock plans(138,959 shares)          -            -
 Foreign currency translation                (630)           -
 Dividends ($0.28 per common share)             -            -
 Net earnings                                   -            -
 Purchase of treasury stock, at cost            -         (335)
 Amortization of deferred
  compensation-restricted stock                 -            -
                                       -----------   ----------
Balance at July 25, 1998               $   (3,381)   $(166,124)
                                       ===========   ==========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY - DEFERRED COMPENSATION-RESTRICTED STOCK
AND TOTAL (UNAUDITED)
(in thousands of dollars except share and per share amounts)
Fifty-three weeks ended February 7, 1998 and Twenty-four weeks ended July 25, 1998


                                         Deferred
                                       Compensation-
                                       Restricted
                                           Stock        Total
                                       -------------  ----------
Balance at February 1, 1997            $     (563)    $ 139,525

 Issuance of common stock:
  Profit sharing plan and trust
   (41,639 shares)                              -           700
  Stock bonus plan (4,334 shares)               -            79
  Employee stock plans(214,291 shares)        (15)        3,640
 Foreign currency translation                   -          (891)
 Dividends ($0.56 per common share)             -        (6,586)
 Net earnings                                   -        12,713
 Purchase of treasury stock, at cost            -       (47,653)
 Amortization of deferred
  compensation-restricted stock               565           565
                                       -----------    ----------
Balance at February 7, 1998            $      (13)    $ 102,092


 Issuance of common stock:
  Profit sharing plan and trust
   (25,602 shares)                              -           538
  Stock bonus plan (3,936 shares)               -            95
  Employee stock plans(138,959 shares)        (53)        2,289
 Foreign currency translation                   -          (630)
 Dividends ($0.28 per common share)             -        (2,783)
 Net earnings                                   -           881
 Purchase of treasury stock, at cost            -          (335)
 Amortization of deferred
  compensation-restricted stock                11            11
                                       -----------    ----------
Balance at July 25, 1998               $      (55)    $ 102,158
                                       ===========    ==========

See accompanying notes to consolidated financial statements.

CPI CORP. NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial position as of July 25, 1998, July 19, 1997 and February 7, 1998 and the results of its operations and changes in its cash flows for the 12 weeks ended July 25, 1998 and July 19, 1997. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's annual report on Form 10-K for its fiscal year ended
   February 7, 1998.

2. The components of net interest expense are as follows:

                              -------24 weeks ended--------
                              July 25, 1998  July 19, 1997
                              -------------  --------------
   Interest expense           $    2,144     $       1,915
   Interest income                (1,632)             (400)
                              -----------    --------------
    Net interest expense      $      512     $       1,515
                              ===========    ==============

3. Short-term investments are comprised of money market instruments which aggregated $5.9 million, $11.4 million and $14.1 million as of July 25, 1998, July 19, 1997 and
   February 7, 1998, respectively, and are stated at cost which approximates market.

4. On October 2, 1997, the Company sold its remaining 49% interest in Fox to Kodak for a $43.9 million non-interest bearing Promissory Note due on January 4, 1999. Due to the non-interest bearing nature of the Promissory Note, a discount of $3.9 million was established and is being
   amortized into income until maturity.   During the second
   quarter of 1998, $719,000 in amortization related to the Promissory Note was recognized, with $1.4 million recognized for the first two quarters of 1998. On a prospective basis, $2.8 million will be recognized for all of 1998.

   As part of the Disposition Transaction, the Company entered a two-year Noncompetition and Nonsolicitation Agreement with Fox. The Company received $10.0 million cash consideration which is being amortized into income over the life of the agreement. During the second quarter of 1998, amortization of the Noncompetition and Nonsolicitation Agreement amounted to $1.2 million. For the first two quarters of 1998, amortization amounted to $2.3 million. Prospectively, the Company will recognize $5.0 million and $3.2 million in amortization, respectively, in fiscal years 1998 and 1999.

5. During the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". Statement No. 130 requires the separate reporting of components of comprehensive income, as defined. This statement requires the Company to separately report the translation adjustments of SFAS No. 52, "Foreign Currency Translation" as a component of comprehensive income. Management has chosen, on an interim basis, to disclose the requirements of this statement within the notes to the consolidated financial statements. The foreign currency translation adjustment accounted for as a separate component of shareholders' equity was a loss of $579,000 and a gain of $206,000 for the second quarters of 1998 and 1997, respectively. For the first two quarters of 1998 and 1997, the foreign currency translation adjustment was a loss of $630,000 and $347,000, respectively.

                     PART II.   OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders was held in St. Louis, Missouri on Thursday, June 11, 1998. The following items were voted on and the results are listed below:

         a) The following individuals were elected to the Company's Board of Directors:

Results of Votes for Directors
                                     Shares         Shares
                                       For         Withheld
                                   ----------     ----------
           Milford Bohm            8,139,054        8,727
           Alyn V. Essman          8,122,815       24,966
           Russell Isaak           8,123,917       23,864
           Mary Ann Krey           8,140,296        7,485
           Lee M. Liberman         8,122,775       25,006
           Patrick J. Morris       8,123,885       23,896
           Nicholas L. Reding      8,140,296        7,485
           Martin Sneider          8,122,017       25,764
           Robert L. Virgil        8,124,017       23,764

         b) The Board of Directors' appointment of KPMG Peat Marwick LLP to audit the Company's accounts for the 1998 fiscal year was approved by a vote of 8,137,574 shares in favor, 5,828 shares opposed and 4,379 shares abstaining.

         c) A Resolution to provide for an Annual Incentive Program for Chairman and Chief Executive
            Officer, President and Senior Executive Vice
            President was approved by a vote of 7,827,925 in favor, 165,038 opposed and 154,817 abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) EXHIBITS:
            The following exhibits are being filed as part of this Report:

            Exhibit 11.1 - Computation of Earnings per Common
                           Share - Diluted
                           Twelve Weeks ended July 25, 1998 and
                           July 19, 1997
            Exhibit 11.2 - Computation of Earnings per Common
                           Share - Diluted
                           Twenty-four Weeks ended July 25, 1998
                           and July 19, 1997
            Exhibit 11.3 - Computation of Earnings per Common
                           Share - Basic
                           Twelve Weeks ended July 25, 1998
                           and July 19, 1997
            Exhibit 11.4 - Computation of Earnings per Common
                           Share - Basic
                           Twenty-four Weeks ended July 25, 1998
                           and July 19, 1997
            Exhibit 27.1 - Financial Data Schedule

         b) REPORTS ON FORM 8-K

            - On June 5, 1998, CPI Corp. reported the issuance
              of a press release on June 2, 1998 announcing: first quarter results from operations, with sales of $73.4 million from $70.2 million, diluted EPS loss of 5 cents versus prior-year loss of 21 cents and improvements in the Prints Plus segment.

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





                                           CPI Corp.
                                         (Registrant)




                                By:  /s/ Barry Arthur
                                     ---------------------------
                                     Barry Arthur
                                     Authorized Officer and
                                     Principal Financial Officer

Dated:  September 4, 1998

                              CPI CORP.

                             EXHIBIT INDEX



Exhibit 11.1 - Computation of Earnings per Common          28
               Share - Diluted
               Twelve Weeks Ended July 25, 1998
               and July 19, 1997

Exhibit 11.2 - Computation of Earnings per Common          29
               Share - Diluted
               Twenty-four Weeks Ended July 25, 1998
               and July 19, 1997

Exhibit 11.3 - Computation of Earnings per Common          30
               Share - Basic
               Twelve Weeks Ended July 25, 1998
               and July 19, 1997

Exhibit 11.4 - Computation of Earnings per Common          31
               Share - Basic
               Twenty-four Weeks Ended July 25, 1998
               and July 19, 1997

Exhibit 27.1 - Financial Data Schedule                     32


