Form 10-Q
period 1998-11-14
CPI CORP
filed 1998-12-22
CIK 25354

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington D.C.   20549

                           FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended November 14, 1998

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

     As of December 21, 1998 there were 9,829,729 shares of the Registrant's common stock outstanding. This quarterly report on Form 10-Q contains 31 pages, of which this is page 1.

                              PART 1
                       FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSES OF RESULTS OF
         OPERATIONS, FINANCIAL CONDITION AND CASH FLOW

MANAGEMENT'S DISCUSSION AND ANALYSIS - OVERVIEW
-----------------------------------------------

FISCAL YEARS
------------
The Company's fiscal year ends the first Saturday of February. Accordingly, fiscal year 1998 will end February 6, 1999 and consist of 52 weeks while fiscal year 1997 ended February 7, 1998 and consisted of 53 weeks. The third fiscal quarters of 1998 and 1997 consisted of sixteen-weeks and ended November 14, 1998 and November 8, 1997, respectively.

Throughout Management's Discussion and Analysis and the Notes to the Interim Condensed Consolidated Financial Statements, reference to 1998 and 1997 will mean the fiscal year end 1998 and 1997, respectively, and reference to third quarter 1998 and third quarter 1997 will mean the third fiscal quarter of 1998 and 1997, respectively.

Due to the fifty-third week of 1997, third quarter 1998 had a slow mid-summer week in July replaced by a strong holiday-season week in November, making the direct comparison of both quarterly and year-to-date information between 1998 and 1997 difficult.

JOINT VENTURE
-------------
On October 2, 1997, the Company sold its remaining 49% interest in Fox Photo, Inc. ("Fox") to Eastman Kodak Company ("Kodak") for a $43.9 million non-interest bearing promissory note (the "Promissory Note") due on January 4, 1999 (the "Disposition Transaction"). Due to the non-interest bearing nature of the Promissory Note, a discount of $3.9 million was established and is being amortized into income until the maturity of the Promissory Note. During the third quarters of 1998 and 1997, $967,000 and $312,000, respectively, in amortization related to the Promissory Note was recognized. In addition, $2.4 million and $312,000 were recognized for the first three quarters of 1998 and 1997, respectively. On a prospective basis, $2.8 million will be recognized for all of 1998.

As part of the Disposition Transaction, the Company entered into a two-year Noncompetition and Nonsolicitation Agreement (the

"Noncompete Agreement") with Fox under which the Company agreed not to engage in the retail photofinishing business and, subject to certain exceptions, not to employ Fox employees without consent. The Company received a $10.0 million cash consideration for entering into the Noncompete Agreement, which is being amortized into income over the two-year period of the agreement. Accordingly, the Company recognized $1.5 million and $522,000 of income during the third quarter of 1998 and 1997, respectively. For the first three quarters of 1998 and 1997, $3.8 million and $522,000 was recognized from the amortization of the Noncompete Agreement. Prospectively, the Company will recognize $5.0 million and $3.2 million in amortization, respectively, in fiscal years 1998 and 1999.

In conjunction with the dissolution of the joint venture, the Company and Fox terminated the Consulting Agreement as of October 2, 1997 and materially reduced the Service Agreement during the first quarter of 1998. The Consulting Agreement and Service Agreement were collateral agreements with Fox and Kodak under which the Company provided certain administrative and management services to Fox.

STOCK REPURCHASE
----------------
The Company's Board of Directors has authorized the Company to purchase up to 4,500,000 shares of its outstanding common stock through purchases at management's discretion from time to time at acceptable market prices. Under this authorization, as of November 14, 1998, the Company has purchased 3,615,046 shares for $80.9 million at an average share price of $22.37. Acquired shares are held as treasury stock and will be available for general corporate purposes.

During the third quarter 1998, the Company purchased 240,000 shares of stock for $5.1 million at an average stock price of $21.09.

In addition, in January 1998, the Company, as authorized by the Board of Directors, completed a Dutch Auction tender offer by purchasing 1,999,215 shares of the Company's common stock at $23.00 per share for a total cost of $46.5 million.

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

Home Office
-----------
Due in part to Y2K issues in older systems, fully-compliant Y2K basic operating and data-base systems were put in place in the Home Office by the end of the first quarter of 1998. In addition, due to this change, all financial systems in the Home Office were reviewed by year-end 1997 and new financial systems, including Y2K compliance upgrades, were substantially installed by the end of the third quarter of 1998 for an estimated cost of $3.2 million. An additional $178,000 will be spent by the end of second quarter 1999 to complete the final changes to all financial systems. Laboratory, telephone and physical plant systems and equipment as well as all personal computers in the Home Office are being tested for Y2K issues and, after an analysis of the test results is made, new or upgraded systems and equipment will be obtained by mid-1999 at an estimated cost of $460,000.

Sears Portrait Studio Field
---------------------------
In 1996, as part of the Company's on-going long-range planning and development process, the Company began the process of updating the point-of-sale system used in the Sears Portrait Studio (SPS) Field operations. Development of the new system, which included Y2K compliance, continued through 1997 and, starting in fourth quarter of 1998, the Company expects to install the software and hardware for the new point-of-sale system in the SPS Field locations. Full implementation of the new system is expected to be completed by mid-1999. At the same time the new point-of-sale system is rolled-out, upgrading of the software used in the sales stations and camera rooms of the SPS Field locations will be installed at negligible cost.

Prints Plus
-----------
Although the point-of-sale system utilized by Prints Plus locations is Y2K compliant, the hardware used to operate the system has not been tested. Both the testing and upgrading of the system hardware are expected to be completed by early 1999. In addition, the upgrading of all financial and merchandise distribution systems utilized by Prints Plus is expected to be completed by June 1999. Total estimated cost for Y2K compliance for all of Prints Plus is estimated to be $421,000.

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

Taking the above into consideration, while the Company has already begun implementing changes as a result of its Y2K assessment, a full assessment of the Y2K issues will not be completed until the end of 1998. After all changes are implemented and testing of the new systems or related equipment is completed, the Company will develop contingency plans for possible Y2K compliance problems. The Company expects to have the contingency plans in place by November 1999.

MANAGEMENT'S DISCUSSION & ANALYSIS - RESULTS OF OPERATIONS
----------------------------------------------------------

NET SALES (in thousands of dollars)
Sixteen-weeks Ended November 14, 1998 and November 8, 1997

                                 Sixteen-weeks Ended
                        ------------------------------------
                        Nov. 14,  Nov. 8,   Amount   Percent
                          1998     1997     Change   Change
                        -------  --------  --------  -------
Portrait Studios       $106,171  $ 91,166  $ 15,005   16.5%
Wall Decor               17,834    16,990       844    5.0%
                       --------  --------  --------
     Total net sales   $124,005  $108,156  $ 15,849   14.7%
                       ========  ========  ========

NET SALES (in thousands of dollars)
Forty-weeks Ended November 14, 1998 and November 8, 1997
                                 Forty-weeks Ended
                        ------------------------------------
                        Nov. 14,  Nov. 8,   Amount   Percent
                          1998     1997     Change   Change
                        -------  --------  --------  -------
Portrait Studios       $224,646  $205,623  $ 19,023    9.3%
Wall Decor               43,710    41,201     2,509    6.1%
                       --------  --------  --------
     Total net sales   $268,356  $246,824  $ 21,532    8.7%
                       ========  ========  ========

NET SALES
---------
As the previous tables indicate, total sales for the third quarter and the first three quarters of 1998 increased over 1997 by 14.7% and 8.7%, respectively, reflecting increased sales in both the Portrait Studios and Wall Decor segments. However, if the sixteen-week third quarter and forty-week first three quarters of 1998 were matched on a calendar basis to the same timeframe in 1997, due to the one-week shift in sales previously discussed, the increase in sales would have been 7.8% and 5.3% for the third and first three quarters of 1998, respectively.

Portrait Studios 1998 sales were up 16.5% and 9.3% from the third quarter 1997 and first three quarters of 1997, respectively. Again of note, if a calendar match of weeks was made, third quarter 1998 sales would have been up 8.3% over the same timeframe in 1997 and the first three quarters of 1998 sales would have been up 5.3% over year-to-date sales in 1997. Both the quarterly and year-to-date increases in net sales are attributable to improved customer traffic in the portrait studios and higher average sales per customer due in part to price increases and greater customer acceptance of various portrait programs.

Portrait Studios continued to show accelerating sales increases for the third quarter and into the fourth quarter. The Company estimates sales for Portrait Studios for the 20-week period ending December 12, 1998 to increase 11.5% over the comparable calendar period of 1997.

Wall Decor 1998 sales were up 5.0% and 6.1% from the third quarter 1997 and first three quarters of 1997, respectively. Both the quarterly and year-to-date increases in net sales reflected favorable customer responses to new products.

SELECTED FINANCIAL DATA
(in thousands of dollars except share and per share amounts)
Sixteen-weeks Ended November 14, 1998 and November 8, 1997
                                  Sixteen-weeks Ended
                        -----------------------------------------
                         Nov. 14,   Nov. 8,    Amount    Percent
                           1998      1997      Change    Change
                                                (Fav/(Unfav))
                        ---------  ---------  ---------  -------
Operating earnings
 (loss):
    Portrait Studios    $ 13,577   $ 10,209   $  3,368    33.0%
    Wall Decor              (674)      (904)       230    25.4%
                        ---------  ---------  ---------
Total operating earnings  12,903      9,305      3,598    38.7%
General corporate
 expenses                  4,879      3,992       (887)  (22.2%)
Interest in joint
 venture loss                 --      1,474      1,474   100.0%
Interest expense           1,415      1,436         21     1.5%
Interest income            1,104        725        379    52.3%
Loss on sale of interest
 in Photofinishing
 segment                      --      4,189      4,189   100.0%
Other income               1,596        628        968   154.1%
                        ---------  ---------  ---------
Earnings (loss) before
 income taxes              9,309       (433)     9,742
Income tax expense         3,258        292     (2,966)
                        ---------  ---------  ---------
Net earnings (loss)     $  6,051   $   (725)  $  6,776
                        =========  =========  =========
Net earnings (loss) per
 share:
    Diluted             $   0.59   $  (0.06)  $   0.65
                        =========  =========  =========
    Basic               $   0.61   $  (0.06)  $   0.67
                        =========  =========  =========
Weighted average number
 of shares outstanding
 (in thousands of
 shares):
    Diluted               10,200     11,871     (1,671)
                        =========  =========  =========
    Basic                  9,961     11,871     (1,910)
                        =========  =========  =========

SELECTED FINANCIAL DATA
(in thousands of dollars except share and per share amounts)
Forty-weeks Ended November 14, 1998 and November 8, 1997
                                   Forty-weeks Ended
                        ----------------------------------------
                         Nov. 14,   Nov. 8,    Amount    Percent
                           1998      1997      Change    Change
                                                (Fav/(Unfav))
                        ---------  ---------  ---------  -------
Operating earnings
  (loss)
    Portrait Studios    $ 20,099   $ 19,873   $    226     1.1%
    Wall Decor            (2,620)    (3,196)       576    18.0%
                        ---------  ---------  ---------
Total operating earnings  17,479     16,677        802     4.8%
General corporate
 expenses                 10,056      9,898       (158)   (1.6%)
Interest in joint
 venture loss                 --      3,304      3,304   100.0%
Interest expense           3,557      3,351       (206)   (6.1%)
Interest income            2,734      1,125      1,609   143.0%
Loss on sale of interest
 in Photofinishing
 segment                      --      4,189      4,189   100.0%
Other income               4,065        877      3,188   363.5%
                        ---------  ---------  ---------
Earnings (loss) before
 income taxes             10,665     (2,063)    12,728
Income tax expense
 (benefit)                 3,733       (311)    (4,044)
                        ---------  ---------  ---------
Net earnings (loss)     $  6,932   $ (1,752)  $  8,684
                        =========  =========  =========
Net earnings (loss) per
 share:
    Diluted             $   0.68   $  (0.15)  $   0.83
                        =========  =========  =========
    Basic               $   0.70   $  (0.15)  $   0.85
                        =========  =========  =========
Weighted average number
 of shares outstanding
 (in thousands of
 shares):
    Diluted               10,246     11,794     (1,548)
                        =========  =========  =========
    Basic                  9,963     11,794     (1,831)
                        =========  =========  =========

OPERATING EARNINGS
------------------
Primarily reflecting an increase in the Portrait Studios segment, quarterly and year-to-date operating earnings for 1998 were up
38.7% and 4.8% from the third quarter 1997 and first three quarters of 1997, respectively.

Portrait Studios operating earnings increased 33.0% and 1.1% for the third quarter 1998 and first three quarters of 1998, respectively, from 1997. If operating earnings were adjusted to show the effect of the one-week shift previously discussed, operating earnings for both the third quarter and year-to-date 1998 would have been lower than those recorded in the same timeframes in 1997. This decrease in both the third quarter and first three quarters operating earnings for the Portrait Studio division is due to higher employment and employment related costs which resulted from improving customer service.

If sales for the last eight weeks of the fiscal year maintain the 11.5% growth pace established during the third quarter 1998 and first four weeks of the fourth quarter of 1998, total sales for Portrait Studios will approach $324 million for the 52-week 1998 fiscal year compared to the $303.7 million recorded in the 53-week 1997 fiscal year. However, due to the increased costs previously mentioned, the Company is estimating full-year operating margins to be 1% to 2% of sales lower in 1998 than in 1997.

Wall Decor operating losses decreased for the third quarter and first three quarters of 1998 from the third quarter and first three quarters of 1997. Both the quarterly and year-to-date changes in operating earnings reflect higher sales offset slightly by higher employment and occupancy costs.

NET EARNINGS
------------
Net earnings before income taxes were $9.3 million in the third quarter 1998 compared to third quarter 1997 net losses before income taxes of $433,000. In addition, year-to-date, net earnings before income taxes were $10.7 million compared to $2.1 million in net losses before taxes recorded in the first three quarters of 1997.

For both the third quarter and year-to-date, improved earnings resulted from an increase in operating earnings; an increase in interest income, which reflected the imputed interest from the Kodak Note receivable; an increase in other income, which reflected the amortization of the Non-Compete Agreement; and the absence of both the loss on sale of interest in the photo-finishing segment and the Company's share of operating losses from the interest in the Fox joint venture. For further information regarding the effects of the dissolution of the joint venture, see the Management's Discussion and Analysis - Overview section entitled "Joint Venture."

EARNINGS PER SHARE
------------------
On a diluted basis, earnings per share for both the third quarter and the year-to-date reflected a reduction in the weighted average shares outstanding primarily due to the repurchase of stock through the Dutch Auction tender offer completed in January 1998 and subsequent shares repurchased in third quarter 1998. In addition, 1997 third quarter and year-to-date income taxes reflected the impact of factors related to the disposition of the Fox Photo joint venture.

The aggregate of the first, second and third quarter diluted earnings per share does not equal year-to-date earnings per share due to the effect of outstanding stock options being antidilutive in the first quarter and the change in weighted number of shares outstanding.

MANAGEMENT'S DISCUSSION & ANALYSIS-FINANCIAL CONDITION AND CASH
---------------------------------------------------------------
FLOW
----
Total assets, total liabilities and stockholders' equity for third quarter 1998 were relatively unchanged from year-end. However, stockholders' equity at the end of third quarter 1998 reflected a decrease from the same time last year as a result of the Dutch Auction tender offer completed in January 1998 and subsequent repurchase of stock in third quarter 1998.

The Company is capitalized by stockholders' equity, a $60.0 million long-term Debt Agreement and a $40.0 million Revolving Credit Agreement. The first principal payment on the Debt Agreement will commence in 2001. Borrowings under the Revolving Credit Agreement for both the third quarter and first three quarters of 1998 have been nominal.

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

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(in thousands of dollars except share and per share amounts)
Sixteen-weeks ended November 14, 1998 and November 8, 1997
                                         Sixteen-weeks Ended
                                       ------------------------
                                         Nov. 14,     Nov. 8,
                                           1998        1997
                                       ------------ -----------
Net sales                              $   124,005  $  108,156
Costs and expenses:
  Cost of sales (exclusive of
   depreciation expense shown below)        17,314      17,079
  Selling, administrative and
   general expenses                         89,480      76,474
  Depreciation                               8,867       8,598
  Amortization                                 320         692
                                       ------------ -----------
                                           115,981     102,843
                                       ------------ -----------
Income from operations                       8,024       5,313
Net interest expense                           311         711
Interest in joint venture loss                   -       1,474
Loss on sale of interest in Photo-
  finishing segment                              -       4,189
Other income                                 1,596         628
                                       ------------ -----------
Earnings (loss) before income taxes          9,309        (433)
Income tax expense                           3,258         292
                                       ------------ -----------
Net earnings (loss)                    $     6,051  $     (725)
                                       ============ ===========
Earnings (loss) per common share -
  diluted                              $      0.59  $    (0.06)
                                       ============ ===========
Weighted average number of common
  and common equivalent shares
  outstanding - diluted                 10,200,465  11,870,663
                                       ============ ===========
Earnings (loss) per common share -
  basic                                $      0.61  $    (0.06)
                                       ============ ===========
Weighted average number of common
  and common equivalent shares
  outstanding - basic                    9,960,810  11,870,663
                                       ============ ===========

See accompanying notes to consolidated financial statements.



CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(in thousands of dollars except share and per share amounts)
Forty-weeks ended November 14, 1998 and November 8, 1997
                                           Forty-weeks Ended
                                       ------------------------
                                         Nov. 14,     Nov. 8,
                                           1998        1997
                                       -----------  -----------
Net sales                              $  268,356   $  246,824
Costs and expenses:
  Cost of sales (exclusive of
   depreciation expense shown below)       39,404       41,433
  Selling, administrative and
   general expenses                       198,407      175,792
  Depreciation                             22,136       21,188
  Amortization                                986        1,632
                                       -----------  -----------
                                          260,933      240,045
                                       -----------  -----------
Income from operations                      7,423        6,779
Net interest expense                          823        2,226
Interest in joint venture loss                  -        3,304
Loss on sale of interest in Photo-
  finishing segment                             -        4,189
Other income                                4,065          877
                                       -----------  -----------
Earnings (loss) before income taxes        10,665       (2,063)
Income tax expense (benefit)                3,733         (311)
                                       -----------  -----------
Net earnings (loss)                    $    6,932   $   (1,752)
                                       ===========  ===========
Earnings (loss) per common share-
  diluted                              $     0.68   $    (0.15)
                                       ===========  ===========
Weighted average number of common
  and common equivalent shares
  outstanding - diluted                10,246,209   11,794,471
                                       ===========  ===========
Earnings (loss) per common share-
  basic                                $     0.70   $    (0.15)
                                       ===========  ===========
Weighted average number of common
  and common equivalent shares
  outstanding - basic                   9,963,052   11,794,471
                                       ===========  ===========

See accompanying notes to consolidated financial statements.



CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS - ASSETS
(UNAUDITED) (in thousands of dollars)

                            Nov. 14,      Nov. 8,      Feb. 7,
                              1998         1997         1998
                          -----------  ------------  -----------
Current assets:
  Cash                    $      675   $     1,732   $    1,176
  Short-term investments       9,572        33,624       14,117
  Receivables less
   allowance of $491, $706
   and $291, respectively     22,734        21,543       11,665
  Notes receivable            43,461        40,347       41,085
  Inventories                 20,990        23,110       18,044
  Prepaid expenses and
   other current assets        9,239        10,403        8,139
  Deferred income taxes,
   net                           142             -          180
  Refundable income taxes          -         2,644            -
                          -----------  ------------  -----------
     Total current assets    106,813       133,403       94,406
                          -----------  ------------  -----------
Net property and
  equipment                  113,183       125,576      124,718
Other assets:
  Intangible assets, net         636           674          665
  Other long-term assets       8,269         4,805        8,972
                          -----------  ------------  -----------
     Total assets         $  228,901   $   264,458   $  228,761
                          ===========  ============  ===========

See accompanying notes to consolidated financial statements.


CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS -
LIABILITIES (UNAUDITED)
(in thousands of dollars)

                            Nov. 14,      Nov. 8,      Feb. 7,
                              1998         1997         1998
                          -----------  ------------  ----------
Current liabilities:
  Current maturities of
   long-term obligations  $        -   $     1,250   $        -
  Accounts payable            18,797        18,121       13,565
  Accrued expenses and
   other liabilities          29,635        29,514       24,863
  Income taxes                 2,218             -        9,014
  Deferred income taxes,
   net                             -           301            -
                          -----------  ------------  ----------
    Total current
     liabilities              50,650        49,186       47,442
                          -----------  ------------  ----------
Long-term obligations,
  less current maturities     59,547        59,798       59,482
Other liabilities             12,951        13,142       17,314
Deferred income taxes, net     3,905         6,727        2,431
                          -----------  ------------  ----------
     Total liabilities    $  127,053   $   128,853   $  126,669
                          -----------  ------------  ----------







See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS -
STOCKHOLDERS' EQUITY (UNAUDITED) (in thousands of dollars except share amounts)
                          Nov.14, 1998  Nov.8, 1997  Feb.7, 1998
                          ------------ ------------  -----------
Stockholders' equity:
  Preferred stock, no par
   value, 1,000,000 shares
   authorized; no shares
   issued and outstanding          -             -            -
  Preferred stock, Series
   A, no par value                 -             -            -
  Common stock, $0.40 par
   value, 50,000,000
   shares authorized;
   17,693,990, 17,482,495
   and 17,499,137 shares
   outstanding at Nov. 14,
   1998, Nov. 8, 1997
   and Feb. 7, 1998,
   respectively                7,078         6,993        6,999
  Additional paid-in
   capital                    40,975        37,332       37,614
  Retained earnings          228,774       213,230      226,032
  Cumulative foreign
   currency translation
   adjustment                 (3,747)       (2,521)      (2,751)
                          -----------  ------------  -----------
                             273,080       255,034      267,894
  Treasury stock at cost,
   7,864,261, 5,611,832
   and 7,612,047 shares
   at Nov. 14, 1998, Nov.
   8, 1997 and Feb. 7,
   1998, respectively       (171,184)     (119,280)    (165,789)
  Unamortized deferred
   compensation-restricted
   stock                         (48)         (149)         (13)
                          -----------  ------------  -----------
  Total stockholders'
   equity                    101,848       135,605      102,092
                          -----------  ------------  -----------
  Total liabilities and
    stockholders' equity  $  228,901   $   264,458   $  228,761
                          ===========  ============  ===========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (in thousands of dollars)
Forty-weeks ended November 14, 1998 and November 8, 1997
                                               40-Weeks Ended
                                            --------------------
                                            Nov. 14,    Nov. 8,
                                              1998       1997
                                            ---------  ---------
Cash flows provided by operating activities $ 12,245   $ 11,549
Cash flows provided by (used in) financing
  activities:
  Proceeds of long-term borrowings                 -     61,909
  Repayment of long-term obligations               -    (55,951)
  Issuance of common stock to
    employee stock plans                       3,439      4,146
  Cash dividends                              (4,190)    (4,923)
  Purchase of treasury stock                  (5,395)    (1,145)
                                            ---------  ---------
Cash flows provided by (used in) financing
  activities                                  (6,146)     4,036
                                            ---------  ---------
Cash flows used in investing activities:
  Additions to property and equipment        (10,601)   (16,001)
  Noncompete agreement                             -     10,000
  Advance payment from venture                     -      4,000
  Issuance of restricted stock                   (53)         -
                                            ---------  ---------
  Cash flows used in investing activities    (10,654)    (2,001)
                                            ---------  ---------
Effect of exchange rate changes on cash and
  equivalents                                   (490)      (151)
                                            ---------  ---------
Net increase (decrease) in cash and cash
  equivalents                                 (5,045)    13,433
Cash and cash equivalents at beginning of
  year                                        15,292     21,923
                                            ---------  ---------
Cash and cash equivalents at end of period  $ 10,247   $ 35,356
                                            =========  =========
Supplemental cash flow information:
  Interest paid                             $  2,241  $  2,786
                                            ========= =========
  Income taxes paid                         $  9,329  $  7,109
                                            ========= =========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
RECONCILIATION OF NET EARNINGS TO CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES  (UNAUDITED)
(in thousands of dollars)
Forty-weeks ended November 14, 1998 and November 8, 1997
                                               40-Weeks Ended
                                             -------------------
                                              Nov. 14,  Nov. 8,
                                                1998     1997
                                             ---------  --------
Net earnings (loss) from operations          $ 6,932   $(1,752)
Adjustments for items not requiring cash:
  Depreciation and amortization               23,123    22,821
  Deferred income taxes                        1,513       778
  Deferred compensation                         (517)   (1,809)
  Interest in joint venture loss                   -     3,304
  Loss on sale of interest in photofinishing
    segment                                        -     4,189
  Amortization of noncompete agreement        (3,846)     (522)
  Amortization of discount on note
    receivable                                (2,376)     (312)
  Other                                         (677)   (2,838)
Increase in current assets:
  Receivables and inventories                (14,015)  (11,995)
  Prepaid expenses and other current assets   (1,099)   (1,300)
  Refundable income taxes                          -    (2,644)
Increase (decrease) in current liabilities:
  Accounts payable, accrued expenses
    and other liabilities                     10,003     8,778
  Income taxes                                (6,796)   (5,149)
                                             --------  --------
Cash flows from operations                   $12,245   $11,549
                                             ========  ========




See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY - COMMON STOCK, ADDITIONAL PAID-IN
CAPITAL AND RETAINED EARNINGS (UNAUDITED)
(in thousands of dollars except share and per share amounts)
Fifty-three weeks ended February 7, 1998 and Forty-weeks ended
November 14, 1998

                                               Add'l
                                      Common  Paid-In  Retained
                                      Stock   Capital  Earnings
                                      ------- -------- ---------
Balance at February 1, 1997           $6,896  $33,283  $219,905

 Issuance of common stock:
  Profit sharing plan and trust
   (41,639 shares)                        16      684         -
  Stock bonus plan (4,334 shares)          1       78         -
  Employee stock plans(214,291 shares)    86    3,569         -
 Foreign currency translation              -        -         -
 Dividends ($0.56 per common share)        -        -    (6,586)
 Net earnings                              -        -    12,713
 Purchase of treasury stock, at cost       -        -         -
 Amortization of deferred
  compensation-restricted stock            -        -         -
                                      ------- -------- ---------
Balance at February 7, 1998           $6,999  $37,614  $226,032


 Issuance of common stock:
  Profit sharing plan and trust
   (25,602 shares)                        10      528         -
  Stock bonus plan (3,936 shares)          2       93         -
  Employee stock plans(165,315 shares)    67    2,740         -
 Foreign currency translation              -        -         -
 Dividends ($0.42 per common share)        -        -    (4,190)
 Net earnings                              -        -     6,932
 Purchase of treasury stock, at cost       -        -         -
 Amortization of deferred
  compensation-restricted stock            -        -         -
                                      ------- -------- ---------
Balance at November 14, 1998          $7,078  $40,975  $228,774
                                      ======= ======== =========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CPI CORP. INTERIM CONDENSED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY -
CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT AND TREASURY
STOCK AT COST (UNAUDITED)
(in thousands of dollars except share and per share amounts)
Fifty-three weeks ended February 7, 1998 and Forty-weeks
ended November 14, 1998
                                       Cumulative
                                        Foreign
                                        Currency     Treasury
                                       Translation    Stock
                                       Adjustment    At Cost
                                       -----------   ----------
Balance at February 1, 1997            $   (1,860)   $(118,136)

 Issuance of common stock:
  Profit sharing plan and trust
   (41,639 shares)                              -            -
  Stock bonus plan (4,334 shares)               -            -
  Employee stock plans(214,291 shares)          -            -
 Foreign currency translation                (891)           -
 Dividends ($0.56 per common share)             -            -
 Net earnings                                   -            -
 Purchase of treasury stock, at cost            -      (47,653)
 Amortization of deferred
  compensation-restricted stock                 -            -
                                       -----------   ----------
Balance at February 7, 1998            $   (2,751)   $(165,789)


 Issuance of common stock:
  Profit sharing plan and trust
   (25,602 shares)                              -            -
  Stock bonus plan (3,936 shares)               -            -
  Employee stock plans(165,315 shares)          -            -
 Foreign currency translation                (996)           -
 Dividends ($0.42 per common share)             -            -
 Net earnings                                   -            -
 Purchase of treasury stock, at cost            -       (5,395)
 Amortization of deferred
  compensation-restricted stock                 -            -
                                       -----------   ----------
Balance at November 14, 1998           $   (3,747)   $(171,184)
                                       ===========   ==========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY - DEFERRED COMPENSATION-RESTRICTED STOCK
AND TOTAL (UNAUDITED)
(in thousands of dollars except share and per share amounts)
Fifty-three weeks ended February 7, 1998 and Forty-weeks ended November 14, 1998


                                         Deferred
                                       Compensation-
                                       Restricted
                                           Stock        Total
                                       -------------  ----------
Balance at February 1, 1997            $     (563)    $ 139,525

 Issuance of common stock:
  Profit sharing plan and trust
   (41,639 shares)                              -           700
  Stock bonus plan (4,334 shares)               -            79
  Employee stock plans(214,291 shares)        (15)        3,640
 Foreign currency translation                   -          (891)
 Dividends ($0.56 per common share)             -        (6,586)
 Net earnings                                   -        12,713
 Purchase of treasury stock, at cost            -       (47,653)
 Amortization of deferred
  compensation-restricted stock               565           565
                                       -----------    ----------
Balance at February 7, 1998            $      (13)    $ 102,092


 Issuance of common stock:
  Profit sharing plan and trust
   (25,602 shares)                              -           538
  Stock bonus plan (3,936 shares)               -            95
  Employee stock plans(165,315 shares)        (53)        2,754
 Foreign currency translation                   -          (996)
 Dividends ($0.42 per common share)             -        (4,190)
 Net earnings                                   -         6,932
 Purchase of treasury stock, at cost            -        (5,395)
 Amortization of deferred
  compensation-restricted stock                18            18
                                       -----------    ----------
Balance at November 14, 1998           $      (48)    $ 101,848
                                       ===========    ==========

See accompanying notes to consolidated financial statements.

CPI CORP. NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial position as of November 14, 1998, November 8, 1997 and February 7, 1998 and the results of its operations and changes in its cash flows for the 40 weeks ended November 14, 1998 and November 8, 1997. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's annual report on Form 10-K for its fiscal year ended
   February 7, 1998.

2. The components of net interest expense are as follows:

                               ----- 40-weeks ended ------
                              Nov. 14, 1998   Nov. 8, 1997
                              -------------  --------------
   Interest expense           $    3,557     $       3,351
   Interest income                (2,734)           (1,125)
                              -----------    --------------
    Net interest expense      $      823     $       2,226
                              ===========    ==============

3. Short-term investments are comprised of money market instruments which aggregated $9.6 million, $33.6 million and $14.1 million as of November 14, 1998, November 8, 1997 and February 7, 1998, respectively, and are stated at cost which approximates market.

4. On October 2, 1997, the Company sold its remaining 49% interest in Fox to Kodak for a $43.9 million non-interest bearing Promissory Note due on January 4, 1999. Due to the non-interest bearing nature of the Promissory Note, a discount of $3.9 million was established and is being amortized into income until maturity. During the third quarters of 1998 and 1997, $967,000 and $312,000, respectively, in amortization related to the Promissory Note was recognized. In addition $2.4 million and $312,000 were recognized for the first three quarters of 1998 and 1997, respectively. On a prospective basis, $2.8 million will be recognized for all of 1998.

   As part of the Disposition Transaction, the Company entered a two-year Noncompetition and Nonsolicitation Agreement with Fox. The Company received $10.0 million cash consideration which is being amortized into income over the life of the agreement. During the third quarters of 1998 and 1997, amortization of the Noncompetition and Nonsolicitation Agreement amounted to $1.5 million and $522,000, respectively. For the first three quarters of 1998 and 1997, amortization amounted to $3.8 million and $522,000, respectively. Prospectively, the Company will recognize $5.0 million and $3.2 million in amortization, respectively, in fiscal years 1998 and 1999.

5. During the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". Statement No. 130 requires the separate reporting of components of comprehensive income, as defined. This statement requires the Company to separately report the translation adjustments of SFAS No. 52, "Foreign Currency Translation" as a component of comprehensive income. Management has chosen, on an interim basis, to disclose the requirements of this statement within the notes to the consolidated financial statements. Comprehensive income (loss) for the third quarters of 1998 and 1997 was $5.7 million and ($1.0) million, respectively. For the first three quarters of 1998 and 1997, comprehensive income (loss) was $5.9 million and ($2.4) million, respectively.

                     PART II.   OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) EXHIBITS:
            The following exhibits are being filed as part of this Report:

            Exhibit 11.1 - Computation of Earnings per Common
                           Share - Diluted
                           Sixteen-weeks ended November 14, 1998
                           and November 8, 1997
            Exhibit 11.2 - Computation of Earnings per Common
                           Share - Diluted
                           Forty-weeks ended November 14, 1998
                           and November 8, 1997
            Exhibit 11.3 - Computation of Earnings per Common
                           Share - Basic
                           Sixteen-weeks ended November 14, 1998
                           and November 8, 1997
            Exhibit 11.4 - Computation of Earnings per Common
                           Share - Basic
                           Forty-weeks ended November 14, 1998
                           and November 8, 1997
            Exhibit 27.1 - Financial Data Schedule

         b) REPORTS ON FORM 8-K

            - On September 1, 1998, CPI Corp. reported the
              issuance of a press release on August 25, 1998 announcing: second quarter results from operations, diluted EPS 13 cents versus prior-year 12 cents, lower operating earnings offset by other income and reduced expenses, and encouraging trends in Sears Portrait Studio sales.

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





                                           CPI Corp.
                                         (Registrant)




                              By: /s/ Barry Arthur
                                  ---------------------------
                                   Barry Arthur
                                   Authorized Officer and
                                   Principal Financial Officer

Dated:  December 22, 1998

                              CPI CORP.

                             EXHIBIT INDEX



Exhibit 11.1 - Computation of Earnings per Common          27
               Share - Diluted
               Sixteen-weeks ended November 14, 1998
               and November 8, 1997
Exhibit 11.2 - Computation of Earnings per Common          28
               Share - Diluted
               Forty-weeks ended November 14, 1998
               and November 8, 1997
Exhibit 11.3 - Computation of Earnings per Common          29
               Share - Basic
               Sixteen-weeks ended November 14, 1998
               and November 8, 1997
Exhibit 11.4 - Computation of Earnings per Common          30
               Share - Basic
               Forty-weeks ended November 14, 1998
               and November 8, 1997
Exhibit 27.1 - Financial Data Schedule                     31


