Form 10-K405
period 1999-02-06
CPI CORP
filed 1999-05-05
CIK 25354

UNITED STATES SECURITIES & EXCHANGE COMMISSION
                      WASHINGTON, D.C.   20549

                            FORM 10-K405

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended February 6, 1999

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

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:(314)231-1575
                        -------------------------
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

   Aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange - Composite Transaction Listing on
May 4, 1999 ($27.00 per share): $252,827,298.

   As of May 4, 1999, 9,906,506 shares of the Common Stock,
$0.40 par value, of the Registrant were outstanding.

   DOCUMENTS INCORPORATED BY REFERENCE:

   Portions of the Annual Report to Shareholders for the year ended February 6, 1999, are incorporated by reference into Parts
I, II and IV of this Report.

   Portions of the Proxy Statement relating to the Annual
Meeting of Shareholders to be held June 22, 1999 are incorporated by reference into Part III of this Report.

PAGE NUMBERS REFER TO PAPER DOCUMENT

                        TABLE OF CONTENTS

                                                            PAGE

PART I
------

Item 1.      Business                                         3
Item 2.      Properties                                       7
Item 3.      Legal Proceedings                                8
Item 4.      Results of Votes of Security Holders             8

PART II
-------

Item 5.      Market for Registrant's Common Stock and
               Related Stockholder Matters                    9
Item 6.      Selected Financial Data                          9
Item 7.      Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                     9
Item 7A.     Quantitative and Qualitative Disclosures
               About Market Risk                              9
Item 8.      Financial Statements and Supplementary Data     10
Item 9.      Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure        10

PART III
--------

Item 10.     Directors, Executive Officers, Promoters,
               and Control Persons of the Registrant         11
Item 11.     Executive Compensation                          11
Item 12.     Security Ownership of Certain Beneficial
               Owners and Management                         11
Item 13.     Certain Relationships and Related
               Transactions                                  11

PART IV
-------

Item 14.     Exhibits, Financial Statement Schedules and
               and Reports on Form 8-K                       12
             Signatures                                      22
             Independent Auditors Report                     24
Schedule II  Valuation and Qualifying Accounts               25



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

EXISTING BUSINESSES
-------------------
     For the fiscal year ended February 6, 1999, approximately 84% of net sales and substantially all of the operating earnings (before deduction of general corporate expenses, net interest income (expense), other income and income tax expense) were derived from the Sears Portrait Studio business. The Company has operated portrait studios as a Sears, Roebuck and Company ("Sears") licensee since 1961, when it was one of more than 15 Sears portrait photography licensees. Today, the Company is the only operator of Sears Portrait Studios in the United States, Canada and Puerto Rico. The Company is materially dependent upon the continued goodwill of Sears and the integrity of the Sears name in the retail marketplace. The Company believes that its relationship with Sears is excellent and that it has been beneficial to both companies. (See "BUSINESS RELATIONSHIP WITH SEARS.")

     In addition, since the 1993 acquisition of Prints Plus, Inc. ("Prints Plus"), the Company operates a wall decor business. Prints Plus is a posters, prints and custom framing retail chain with 152 stores located in malls throughout the United States.

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

1982-1991        Expanded photofinishing business to include 334
                 locations operating under the name of CPI
                 Photofinishing.
August 1991-     Acquired Fox Photo, Inc., which operated 305
                 locations under the name Fox Photo.
December 1992-   Purchased operational assets of Pemtom, Inc.,
                 operating 25 locations under the name of Proex.
June 1996-       Sold 50 one-hour photofinishing stores to Wolf
                 Camera, Inc.
October 1996-    Established a joint venture with Eastman Kodak
                 Company by selling 51% interest in existing
                 photofinishing operations.
October 1997-    Sold remaining 49% interest to Eastman Kodak
                 Company and entered into a two-year Non-competition and Nonsolicitation Agreement in which the Company agreed not to engage in the retail photofinishing business and not to employ previous photofinishing employees without consent.

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

RELATIONSHIP WITH SEARS
-----------------------
     The Company operates its 1,027 Sears Portrait Studio locations under multiple license agreements. The agreements are terminable by either the Company or Sears with respect to any or all studios upon 90-days notice. Early in 1993, Sears announced plans to close 113 stores, which included 38 Sears stores with portrait studios. The Company relocated some of these studios to new sites in the same market areas. Except in connection with store closings, Sears has never terminated the operation of any Company studio under any license agreement. The relationship with Sears, which started in 1959, is long-standing and the Company has no reason to believe that Sears will exercise its rights under the agreements to reduce materially the scope of the Company's business with Sears.

     In the United States, the Company and Sears have entered into three license agreements (Sears, Off-Mall and Puerto Rico) for fixed location studios as of January 1, 1999. These agreements expire on December 31, 2003. The Sears and Puerto Rico agreements provide for the Company to pay Sears a license fee of 15% of total annual net sales for studios located in a Sears store. The Off-Mall agreement provides for the Company to pay Sears a license fee of 7.5% of total annual net sales for studios not located in a Sears store but located in retail locations where Sears does not otherwise have a presence. Net sales for all agreements are defined as gross sales less customer returns, allowances and sales taxes. The Company provides all studio furniture, equipment, fixtures and leasehold improvements and conducts advertising at its own expense, and is responsible for hiring, training and compensating the Company employees and must indemnify Sears against all claims.

     In Canada, all of the Company's studios operate under a separate nonexclusive license agreement with Sears Canada, Inc., a subsidiary of Sears. The agreement, originally negotiated in 1977, renews automatically on a year-to-year basis but is terminable by either party on 60 days' notice. The license fee is 15% of net sales. The Company provides all studio furniture, equipment, fixtures and leasehold improvements and conducts all advertising at its own expense and is responsible for its Canadian employees.

     As a Sears licensee, the Company enjoys the benefits of its use of the Sears name, Sears' daily cashiering and bookkeeping system, store security services and customers' ability to use their Sears credit cards to purchase the Company's products or services, for which Sears bears the credit risk of authorized credit card use.

FOR ADDITIONAL INFORMATION, SEE THE REGISTRANT'S 1998 ANNUAL
REPORT TO SHAREHOLDERS, EXHIBIT 13 OF THIS FILING, IN THE
DISCUSSION ENTITLED "SEARS AND CPI."

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

EMPLOYEES
---------
     At February 6, 1999, the Company had approximately 8,178 employees. Approximately 5,221 of these employees were part-time or temporary employees. The Company's employees are not members of any union and the Company has experienced no work stoppages. The Company believes that its relations with its employees are good.

ADDITIONAL INFORMATION REQUIRED UNDER THIS ITEM I IS CONTAINED IN THE REGISTRANT'S 1998 ANNUAL REPORT TO SHAREHOLDERS, EXHIBIT 13 OF THIS FILING, IN THE DISCUSSION OF THE COMPANY'S BUSINESS SEGMENTS FOUND IN THE NOTES TO CONSOLIDATED STATEMENTS, ITEM 11 ENTITLED "INDUSTRY SEGMENT INFORMATION."

ITEM 2.  PROPERTIES

     The following table sets forth certain information concerning the Company's principal facilities:

PRINCIPAL FACILITIES - CPI CORP.
                     APPROXIMATE
                       AREA IN         PRIMARY         OWNERSHIP
 LOCATION            SQUARE FEET        USES           OR LEASE
-------------------  ------------ ------------------  ----------

St. Louis, Missouri    270,000    Administration and   Owned
                                    Photoprocessing
St. Louis, Missouri    155,000    Parking Lots         Owned
St. Louis, Missouri     78,312    Warehousing          Leased(1)
St. Louis, Missouri     14,340    Printing             Leased(2)
Brampton, Ontario       40,000    Administration,      Owned
                                    Warehousing and
                                    Photoprocessing
Las Vegas, Nevada       12,200    Photoprocessing      Leased(3)
Thomaston, Connecticut  25,000    Administration and   Owned
                                    Photoprocessing
Concord, California     43,088    Administration,      Leased(4)
                                    Warehousing and
                                    Manufacturing

(1)  Lease term expires on June 30, 1999.
(2)  Lease term expires on November 30, 1999.
(3)  Lease term expires on July 15, 2001.
(4)  Lease term expires on March 31, 2002.


     The Company operates 943 portrait studios in Sears stores pursuant to the license agreement with Sears. See "BUSINESS RELATIONSHIP WITH SEARS." The Company also operates 84 Sears Portrait Studios located in shopping centers without Sears stores, which are generally leased for at least three years with some having renewal options. The 152 wall decor locations operated by the company are generally in enclosed regional malls with lease terms of ten years without renewal options.

ITEM 3.  LEGAL PROCEEDINGS

     There are various suits pending against the Company, none of which is material in nature. It is the opinion of management that the ultimate liability, if any, resulting from such suits will not materially affect the consolidated financial position or results of operations of the Company.

ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS

     No matters were submitted to stockholders for a vote during the fourth quarter of fiscal year 1998.

                            PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

     Information required under this Item is contained in the Registrant's 1998 Annual Report to Shareholders, Exhibit 13 of this filing, in the section entitled "Selected Quarterly Financial Data," and will be contained in the Registrant's 1999 Proxy Statement, to be dated within 120 days of the end of the Registrant's fiscal year 1998, and is incorporated herein by reference.

     As of April 8, 1999, the market price of the Registrant's common stock was $23.6875 per share with 9,898,777 shares outstanding and approximately 2,010 holders of record.

ITEM 6.  SELECTED FINANCIAL DATA

     Information required under this Item is contained in the Registrant's 1998 Annual Report to Shareholders, Exhibit 13 of this filing, in the section titled "Financial Highlights," and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     Information required under this Item is contained in the Registrant's 1998 Annual Report to Shareholders, Exhibit 13 of this filing, in the sections entitled "Management's Discussion and Analysis - Overview," "Management's Discussion and Analysis
- Financial Condition," "Management's Discussion and Analysis - Results of Operations," and "Management's Discussion and Analysis of Cash Flows," and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

     Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign exchange rates. The Company's debt obligations have primarily fixed interest rates, therefore, the Company's exposure to changes in interest rates is minimal. The Company's exposure to changes in foreign exchange rates relates to the Canadian operations, which is minimal as these operations constitute less than 4% of the Company's total assets, and less than 6% of the Company's total sales.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required under this Item is contained in the Registrant's 1998 Annual Report to Shareholders, Exhibit 13 of this filing, in the sections titled "Consolidated Balance Sheets," "Consolidated Statements of Earnings," "Consolidated Statement of Changes in Stockholders' Equity," "Consolidated Statement of Cash Flows," "Notes to Consolidated Financial Statements" and "Selected Quarterly Financial Data," and is incorporated herein by reference. Additional information required under this Item is contained in this Annual Report to Shareholders, Schedule II of this filing, in the section titled "Valuation and Qualifying Account", and is incorporated herein by reference.

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                           PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
         PERSONS OF THE REGISTRANT

     Information required under this Item will be contained in the Registrant's 1999 Proxy Statement, to be dated within 120 days of the end of the Registrant's fiscal year 1998, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information required under this Item will be contained in the Registrant's 1999 Proxy Statement, to be dated within 120 days of the end of the Registrant's fiscal year 1998, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     Information required under this Item will be contained in the Registrant's 1999 Proxy Statement, to be dated within 120 days of the end of the Registrant's fiscal year 1998, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not Applicable.

                               PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

(a)  Index to Certain Documents

     (1) Independent Auditor's Reports

         These reports are included in this filing under the sections titled "Independent Auditors' Report" in this Form 10-K and "Exhibit 13" (under the title "Independent Auditors' Report" in the Registrant's 1998 Annual Report to Shareholders), and are incorporated herein by reference.

     (2) Financial Statements:

         (a) Consolidated Balance Sheets as of February 6, 1999 and February 7, 1998
         (b) Consolidated Statements of Earnings for the fiscal years ended February 6, 1999, February 7, 1998 and February 1, 1997
         (c) Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended February 6, 1999, February 7, 1998 and February 1, 1997
         (d) Consolidated Statements of Cash Flows for the fiscal years ended February 6, 1999, February 7, 1998 and February 1, 1997

         Information required under these items is contained in the Registrant's 1998 Annual Report to Shareholders,
         Exhibit 13 of this filing, under the sections titled "Consolidated Balance Sheets," "Consolidated Statements of Earnings," "Consolidated Statement of Changes in Stockholders' Equity," and "Consolidated Statements of Cash Flows," and is incorporated herein by reference.

     (3) Notes to Consolidated Financial Statements

         This information is included in the Registrant's 1998 Annual Report to Shareholders, Exhibit 13 of this filing, under the section titled "Notes to Consolidated Financial Statements," and is incorporated herein by reference.

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

(b)  Reports on Form 8-K

     On December 21, 1998, the Company filed Form 8-K Current Report discussing the issuance of a press release which announced: third quarter sales for Sears Portrait Studios up 14.7% from last year. The increase, however, was impacted by the shift of one week of seasonal sales from the fourth quarter. The Wall Decor segment showed moderate growth to $17.8 million from $17 million, and gross profit was marginally higher.

(c)  Index to Exhibits

EXHIBIT 3.  ARTICLES OF INCORPORATION AND BYLAWS

Information required by this Exhibit 3 is incorporated by reference to the below listed documents with corresponding filing date and registration or Commission file numbers where applicable.




                                                    REGISTRATION
INFORMATION INCORPORATED     DOCUMENT      FILING   COMMISSION
BY REFERENCE                 REFERRED TO   DATE     FILE NO.
--------------------------   ------------- -------- ------------

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

                                                    REGISTRATION
INFORMATION INCORPORATED     DOCUMENT      FILING   COMMISSION
BY REFERENCE                 REFERRED TO   DATE     FILE NO.
--------------------------   ------------- -------- ------------

(4.1)  Articles of           Annual Report  4/30/90   1-10204
       Incorporation and     on Form 10-K
       Bylaws                dated 4/27/90

(4.2)  Note Agreement for    Form 10-Q      9/3/93    1-10204
       Series A Senior
       Notes Due August 31,
       2000 and Series B
       Notes Due August 31,
       2000

(4.3)  Pledge Agreement      Form 10-Q      9/3/93    1-10204

(4.4)  Series A Senior Note  Form 10-Q      9/3/93    1-10204
       Due August 31, 2000,
       No. R-A1

(4.5)  Series B Senior Note  Form 10-Q      9/3/93    1-10204
       Due August 31, 2000,
       No. R-B1

(4.6)  Series B Senior Note  Form 10-Q      9/3/93    1-10204
       Due August 31, 2000,
       No. R-B2

(4.7)  CPI Corp. Shareholder Form 8-A       5/2/89          -
       Rights Plan

(4.8)  First Amendment to    Form 10-Q      9/3/93    1-10204
       CPI Corp. Shareholder
       Rights Plan

EXHIBIT 4.  INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS,
            INCLUDING DEBENTURES (Continued)

                                                    REGISTRATION
INFORMATION INCORPORATED     DOCUMENT      FILING   COMMISSION
BY REFERENCE                 REFERRED TO   DATE     FILE NO.
--------------------------   ------------- -------- ------------

(4.9)  Second Amendment to   Form 8-K       8/3/95    0-11227
       CPI Corp. Shareholder
       Rights Plan

(4.10) First Amendment to    Form 10-Q      9/2/94    1-10204
       Note Agreement dated
       2/24/94

(4.11) Second Amendment to   Form 10-Q      9/2/94    1-10204
       Note Agreement dated
       6/14/94

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

EXHIBIT 10.  MATERIAL CONTRACTS

[CAPTION]

                                             PAGE NUMBER
                                              FORM 10-K
                                            -------------
(10.28)  License Agreement                       26
         Sears, Roebuck and Co.

(10.29)  License Agreement                       27
         Sears, Roebuck and Co.
         (Off Mall)

(10.30)  License Agreement                       28
         Sears Roebuck De Puerto Rico, Inc.

(10.31)  License Agreement                       29
         Sears Canada, Inc.

(10.32)  CPI. Corp 1998 Employee Profit          30
         Sharing Plan and Trust

(10.33)  First Amendment to CPI. Corp            31
         Employee Profit Sharing Plan and Trust


Additional information required by this Exhibit 10 is incorporated by reference to the below listed documents with corresponding filing date and registration or Commission file numbers where applicable

                                                    REGISTRATION
INFORMATION INCORPORATED     DOCUMENT      FILING   COMMISSION
BY REFERENCE                 REFERRED TO   DATE     FILE NO.
--------------------------   ------------- -------- ------------
(10.1)  Employment Contract  Annual Report  5/6/98    1-10204
        Alyn V. Essman *     on Form 10-K,
                             dated 4/9/98

(10.2)  Employment Contract  Annual Report  5/6/98    1-10204
        Russell H. Isaak *   on Form 10-K
                             dated 4/9/98

(10.3)  Employment Contract  Annual Report  5/6/98    1-10204
        Patrick J. Morris *  on Form 10-K
                             dated 4/9/98

(10.4)  Employment Contract  Annual Report  5/6/98    1-10204
        Barry C. Arthur *    on Form 10-K
                             dated 4/9/98

(10.5)  Employment Contract  Annual Report  5/6/98    1-10204
        Fran Scheper *       on Form 10-K
                             dated 4/9/98

(10.6)  CPI Corp. 1981 Stock Annual Report  5/5/93    1-10204
        Bonus Plan (As       on Form 10-K,
        Amended and Restated dated 4/30/93
        on 2/3/91)

(10.7)  Deferred Compensa-   Annual Report  5/1/92    1-10204
        tion and Stock       on Form 10-K,
        Appreciation Rights  dated 4/24/92

(10.8)  CPI Corp. Restricted Annual Report  5/1/92    1-10204
        Stock Plan           on Form 10-K,
                             dated 4/24/92

(10.9)  Deferred Compensa-   Annual Report  5/1/92    1-10204
        tion and Retirement  on Form 10-K,
        Plan for Non-        dated 4/24/92
        Management Directors

* Employment contract is automatically renewed and extended for one year unless terminated by the Board of Directors or the employee.

                                                    REGISTRATION
INFORMATION INCORPORATED     DOCUMENT      FILING   COMMISSION
BY REFERENCE                 REFERRED TO   DATE     FILE NO.
--------------------------   ------------- -------- ------------
(10.10) CPI Corp. Stock        Form S-8    7/28/92    33-50082
        Option Plan (As
        Amended and Restated
        effective 2/2/92)

(10.11) Registration of        Form 8-A    3/21/89           -
        Securities on the New
        York Stock Exchange

(10.12) CPI Corp. Shareholder  Exhibit to  5/2/89            -
        Rights Plan            Form 8-A

(10.13) CPI Voluntary Stock    Form D      3/31/93           -
        Option Plan

(10.14) First Amendment to     Form 10-Q   9/3/93      1-10204
        CPI Corp. Shareholder
        Rights Plan

(10.15) Second Amendment to    Form 8-K    8/3/95      0-11227
        CPI Corp. Shareholder
        Rights Plan

(10.16) $60 Million Revolving  Form 10-Q   9/1/95      1-10204
        Credit Agreement

(10.17) $25 Million Revolving  Form 10-Q   9/1/95      1-10204
        Credit Note with
        Mercantile Bank

(10.18) $20 Million Revolving  Form 10-Q   9/1/95      1-10204
        Credit Note with
        Harris Trust & Savings

(10.19) $15 Million Revolving  Form 10-Q   9/1/95      1-10204
        Credit Note with
        The Daiwa Bank

                                                    REGISTRATION
INFORMATION INCORPORATED     DOCUMENT      FILING   COMMISSION
BY REFERENCE                 REFERRED TO   DATE     FILE NO.
---------------------------- ------------- -------- ------------

(10.21) Employment Contract- Annual Report  5/3/95    1-10204
        Jane E. Nelson **    on Form 10-K
                             dated 4/6/95

(10.22) CPI Consent to       Annual Report  5/2/96    1-10204
        Assignment and       on Form 10-K
        Assumption of $15    dated 4/4/96
        Million Revolving
        Credit Note

(10.23) Notification of      Annual Report  5/2/96    1-10204
        Assignment and       on Form 10-K
        Assumption of $15    dated 4/4/96
        Million Credit Note
        Agreement

(10.24) $40 Million          Form 10-Q      12/8/97   1-10204
        Revolving Credit
        Agreement

(10.25) $17 Million          Form 10-Q      8/29/97   1-10204
        Revolving Credit
        Note with Mercantile
        Bank National
        Association

(10.26) $13 Million          Form 10-Q      8/29/97   1-10204
        Revolving Credit
        Note with Harris
        Trust and Savings

(10.27) $10 Million          Form 10-Q      8/29/97   1-10204
        Revolving Credit
        Note with The
        Sumitomo Bank,
        Limited

** Employment contract is automatically renewed and extended for one month unless terminated by the Board of Directors or the employee.

                                                    Page Number
                                                     Form 10-K

                                                    -----------
EXHIBIT 11. COMPUTATION OF EARNINGS PER COMMON SHARE      32

EXHIBIT 13. 1998 ANNUAL REPORT TO SHAREHOLDERS            34

EXHIBIT 21. SUBSIDIARIES OF THE REGISTRANT                35

EXHIBIT 23. INDEPENDENT AUDITORS' CONSENT                 36

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

SIGNATURES OF DIRECTORS AND PRINCIPAL OFFICERS

    Signature                     Title                  Date
-----------------------  ------------------------  -------------
/s/ Alyn V. Essman       Chairman of the Board,    April 8, 1999
-----------------------   Chief Executive Officer
   (Alyn V. Essman)       and Director (Principal
                          Executive Officer)

/s/ Milford Bohm         Director                  April 8, 1999
-----------------------
   (Milford Bohm)

/s/ Mary Ann Krey        Director                  April 8, 1999
-----------------------
   (Mary Ann Krey)

/s/ Lee Liberman         Director                  April 8, 1999
-----------------------
   (Lee Liberman)

/s/ Nicholas L. Reding   Director                  April 8, 1999
-----------------------
   (Nicholas L. Reding)

/s/ Martin Sneider       Director                  April 8, 1999
-----------------------
   (Martin Sneider)




    Signature                     Title                  Date
-----------------------  ------------------------  -------------
/s/ Robert L. Virgil     Director                  April 8, 1999
-----------------------
   (Robert L. Virgil)

/s/ Russell Isaak        President and Director    April 8, 1999
-----------------------
   (Russell Isaak)

/s/ Patrick J. Morris    Senior Executive Vice     April 8, 1999
-----------------------   President and Director
   (Patrick J. Morris)

/s/ Barry C. Arthur      Vice President and        April 8, 1999
-----------------------   Treasurer (Principal
   (Barry C. Arthur)      Financial and
                          Accounting Officer)

                  INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
CPI Corp.:


     Under date of April 8, 1999, we reported on the consolidated balance sheets of CPI Corp. and subsidiaries as of February 6, 1999 and February 7, 1998, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the fiscal years in the three-year period ended February 6, 1999, as contained in the 1998 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K of CPI Corp. for the 1998 fiscal year. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ KPMG LLP
-------------------------
    KPMG LLP



St. Louis, Missouri
April 8, 1999

                                                    SCHEDULE II

                VALUATION AND QUALIFYING ACCOUNTS

CPI CORP. CONSOLIDATED ALLOWANCE FOR UNCOLLECTIBLE RECEIVABLES
    FISCAL YEARS ENDED FEBRUARY 6, 1999, FEBRUARY 7, 1998
        AND FEBRUARY 1, 1997 (in thousands of dollars)


                        FEBRUARY 6,   FEBRUARY 7,   FEBRUARY 1,
                           1999          1998          1997
                        -----------   -----------   -----------
Balance at beginning
of year                 $    291      $    382      $   1,216
                        ===========   ===========   ===========
Balance at end
of year                 $    302      $    291      $     382
                        ===========   ===========   ===========



The majority of receivable amounts at year ending February 6, 1999, February 7, 1998 and February 1, 1997, respectively are due from portrait studio customers for amounts collected or to be collected, for which the Company assumes all credit risks.

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