Form 10-Q
period 1999-06-10
CPI CORP
filed 1999-06-11
CIK 25354

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington D.C.   20549

                           FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended May 1, 1999

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

     As of June 10, 1999 there were 9,918,800 shares of the Registrant's common stock outstanding. This quarterly report on Form 10-Q contains 23 pages, of which this is page 1.

                              PART 1
                       FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSES OF RESULTS OF
         OPERATIONS, FINANCIAL CONDITION AND CASH FLOW

MANAGEMENT'S DISCUSSION AND ANALYSIS - OVERVIEW
-----------------------------------------------

FISCAL YEARS
The Company's fiscal year ends the first Saturday of February. Accordingly, fiscal year 1998 ended February 6, 1999 and consisted of 52 weeks. The first fiscal quarters of 1999 and 1998 consisted of twelve weeks and ended May 1, 1999 and May 2, 1998, respectively. Throughout the MANAGEMENT'S DISCUSSION AND ANALYSIS and NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, reference to 1998 will mean the fiscal year-end 1998 and reference to first quarter 1999 and first quarter 1998 will mean the first fiscal quarter of 1999 and 1998, respectively.

YEAR 2000 ISSUE
The Year 2000 (Y2K) issue is primarily the result of computer software and hardware using two digits rather than four to define the applicable year. For example, the year "00" may be recognized as 1900 rather than 2000 and may result in computers and computer applications failing or creating erroneous results.

In reviewing Y2K issues, the Company has identified four areas of primary concern:
     1.) the administrative offices and laboratories located in St. Louis, Missouri; Las Vegas, Nevada; Thomaston, Connecticut and Mississauga, Ontario (Canada)
          (referred to as "Home Office");
     2.) the individual locations of the Portrait Studio, which operate under the name "Sears Portrait Studios," (referred to as "SPS Field");
     3.) the administrative support office and individual locations of the Wall Decor segment, which operate under the name "Prints Plus" (referred to as "Prints Plus") and
     4.)  third party vendors or suppliers.

Home Office
-----------
Due in part to Y2K issues in older systems, fully-compliant Y2K basic operating and data-base systems were put in place in the Home Office by the end of the first quarter of 1998. In addition, due to this change, all financial systems in the Home Office were reviewed by year-end 1997 and new financial systems, including Y2K compliance upgrades, were substantially installed by the end of 1998 for an estimated cost of $3.4 million. An additional $475,000 will be spent by the end of second quarter 1999 to complete the final changes to all financial systems. Laboratory, telephone and physical plant systems and equipment as well as all personal computers in the Home Office have been tested for Y2K issues and, after an analysis of the test results is made, new or upgraded systems and equipment will be obtained by mid-1999 at an estimated cost of $555,000.

SPS Field
----------
In 1996, as part of the Company's on-going long-range planning and development process, the Company began the process of updating the point-of-sale system used in the SPS Field operations. Development of the new system, which included Y2K compliance, continued through 1997 and, starting in May of 1999, the Company began installing the software and hardware for the new point-of-sale system in the SPS Field locations. Full implementation of the new system is expected to be completed by third quarter of 1999. At the same time the new point-of-sale system is rolled-out, upgraded software used in the sales stations and camera rooms of the SPS Field locations will be installed at negligible cost.

Prints Plus
-----------
Although the hardware used to operate the point-of-sale system utilized by Prints Plus locations is Y2K compliant, the software used is not and is currently being rewritten. The expected completion date and rollout of the Y2K compliant point-of-sale system software for Prints Plus is the end of August. In addition, the upgrading of all financial and merchandise distribution systems utilized by Prints Plus is expected to be completed by late August 1999. Total estimated cost for Y2K compliance for all of Prints Plus is estimated to be $420,000.

Third Party
-----------
The Company has material relationships with several large companies providing goods and services to the Portrait Studio and Wall Decor segments:

     --Sears, Roebuck and Company, the licensor of Sears
       Portrait Studios, the Company's primary line of business; --Eastman Kodak Company, a provider of photographic film and paper, dye sublimation paper and related equipment and supplies;
     --Sony Corporation, a provider of dye sublimation paper and related equipment and supplies;

     --MCI, a telecommunications company which provides communi-cation links between the Company and its remote locations as well as telephone services in the Home Office;
     --United Parcel Services, Roadway Package Services and
       Airborne Express Services, companies which handle the transportation of finished products to and from the Home Office and individual locations;
     --Mercantile Bank N.A. of St. Louis and Harris Trust and
       Savings Bank, financial institutions which provide credit facilities and other banking services;
     --Prudential Insurance Company and the Guardian Insurance
       Company, holders of the Company's senior debt.

All of these companies have published material indicating their awareness of the Y2K issue and the steps they are taking to remedy the problem. However, although the Company does not anticipate service interruptions from its major third party suppliers and vendors, no assurance can be given that the Company will not experience supply disruptions due to Y2K issues.

Contingency Plans
-----------------
Taking the previous information into consideration, while the Company has already begun implementing changes as a result of its Y2K assessment, a full assessment of the Y2K issues will not be completed until late June 1999. After all changes are implemented and testing of the new systems or related equipment is completed, the Company will develop contingency plans for possible Y2K compliance problems. The Company expects to have the contingency plans in place for Home Office by late June 1999 and SPS Field and Prints Plus by September 1999.

NONCOMPETE AGREEMENT
As part of the Company's disposition of its remaining shares of Fox Photo, Inc. ("Fox") to Eastman Kodak Company in 1997, the Company entered a two-year Noncompetition and Nonsolicitation Agreement (the "Noncompete Agreement") with Fox under which the Company agreed not to engage in the retail photofinishing business and, subject to certain exceptions, not to employ Fox employees without consent. The Company received a $10.0 million cash consideration for entering into the Noncompete Agreement which is being amortized into income over the two-year period of the agreement.

For both first quarter 1999 and 1998, amortization relating to the two-year Noncompete Agreement was $1.2 million. Prospectively, in the second and third fiscal quarters of 1999, the remaining $2.0 million balance will be recognized.

FORWARD LOOKING STATEMENTS
The statements contained in this report which are not historical facts are forward-looking statements that involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements, such as the Company's outlook for Sears Portrait Studios and Prints Plus, readiness, expectant costs and contingency planning regarding Year 2000 issues, future cash requirements and capital expenditures, are only predictions or expectations; actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to customer demand for the Company's products and services, the overall level of economic activity in the Company's major markets, competitors' actions, manufacturing interruptions, dependence on certain suppliers, changes in the Company's relationship with Sears, Roebuck & Company and the condition and strategic planning of Sears, Roebuck & Company, fluctuations in operating results, the attractions and retention of qualified personnel, Year 2000 compliance issues and other risks as may be described in the Company's filings with the Securities and Exchange Commission, including its Form 10-K for the year ended February 6, 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS-RESULTS OF OPERATIONS
----------------------------------------------------------


NET SALES (in thousands of dollars)
Twelve-weeks Ended May 1, 1999 and May 2, 1998


                                   Twelve Weeks Ended
                                 ----------------------
                              May 1,       May 2,     Amount
                               1999         1998      Change
                             ---------   ---------   --------
Portrait Studios             $ 65,074    $ 60,145    $ 4,929
Wall Decor                     12,588      13,209       (621)
                             ---------   ---------   --------
     Total net sales         $ 77,662    $ 73,354    $ 4,308
                             =========   =========   ========

NET SALES
Total net sales for first quarter 1999 were up 5.9% primarily as a result of increased sales in Portrait Studios, which far more than offset a slight decrease in sales of the Wall Decor segment.

Portrait Studios first quarter 1999 net sales were up 8.2% over first quarter 1998 as a result of higher average sales per customer, due to greater customer acceptance of various portrait products, and relatively unchanged customer traffic.

Sales in the Wall Decor segment were down 4.7% for first quarter 1999 when compared to first quarter 1998 as a result of lower same-store sales. Recognizing the extraordinarily strong sales performance for first quarter 1998, the Company had anticipated lower sales in first quarter 1999. However, the Company does not expect this trend to continue for the remainder of fiscal 1999.


SELECTED FINANCIAL DATA (in thousands of dollars)
Twelve-weeks Ended May 1, 1999 and May 2, 1998


                                   Twelve Weeks Ended
                                 ----------------------
                              May 1,       May 2,     Amount
                               1999         1998      Change
                             ---------   ---------   --------
Operating earnings (loss):
  Portrait Studios           $  2,951    $  1,642    $ 1,309
  Wall Decor                     (975)       (866)      (109)
                             ---------   ---------   --------
Total operating earnings        1,976         776      1,200
General corporate expenses      2,750       2,578       (172)
Interest expense                1,057       1,075         18
Interest income                   765         846        (81)
Other income                    1,180       1,253        (73)
                             ---------   ---------   --------
Earnings (loss) before
  income taxes              $     114    $   (778)   $   892
                            ==========   =========   ========

OPERATING EARNINGS
Total operating earnings for first quarter 1999 were up as a result of an increase in Portrait Studios operating earnings, which were partially offset by a decrease in operating earnings for the Wall
Decor segment.

Portrait Studios operating earnings were up as a result of increased sales combined with decreased advertising costs, which resulted from less broadcast media advertising. These factors were partially offset by increased employment costs, which resulted from: increased labor hours, due to more intense customer servicing, and higher wages, due to tight labor markets and the introduction of the Independent Study Program (ISP), a new studio employee compensation plan discussed in the Company's 1998 Annual Report to Shareholders. For all of fiscal 1999, ISP is expected to increase employment expenses $3.0 to $4.0 million.

Wall Decor operating losses increased as a result of lower same-store sales, offset slightly by lower occupancy costs.

NET EARNINGS AND EARNINGS PER SHARE
Net earnings before income taxes were $114,000 in first quarter 1999 compared to first quarter 1998 net losses before taxes of $778,000, with the improvement a result of operating earnings, offset slightly by higher corporate expenses, which resulted primarily from higher employee medical costs.

Diluted earnings per share were $0.01 for first quarter 1999 compared to a loss of $0.05 per share for first quarter 1998 reflecting the improved net earnings.

MANAGEMENT'S DISCUSSION AND ANALYSIS - FINANCIAL CONDITION AND CASH
-------------------------------------------------------------------
CASH FLOW
---------
Total assets decreased 3.3% in first quarter 1999 from year-end 1998, reflecting decreases in cash and cash equivalents resulting from the seasonal cash needs of the business.

Total liabilities decreased 6.5% in first quarter 1999 from year-end, reflecting seasonal decreases in accrued employment costs and income taxes and a decrease in other liabilities, which resulted from the amortization of $1.2 million of the Noncompete Agreement with Eastman Kodak Company. Prospectively, the Company will recognize the remaining $2.0 million balance of the Noncompete Agreement through amortization in the second and third quarters of fiscal 1999.

Stockholders' equity was relatively unchanged in first quarter 1999 from year-end as the change in retained earnings resulting from the issuance of common stock and the first quarter 1999 net earnings, offset by the distribution of quarterly dividends.

With its strong cash and cash equivalents position, the Company believes it has sufficient liquidity to meet planned capital expenditures, normal working capital requirements and dividends to shareholders.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED) (in thousands of dollars except share and per share amounts) Twelve weeks ended May 1, 1999 and May 2, 1998
                                          Twelve Weeks Ended
                                     ---------------------------
                                         May 1,        May 2,
                                          1999          1998
                                     ------------   ------------
Net sales                            $    77,662    $    73,354
Costs and expenses:
  Cost of sales (exclusive of
   depreciation expense shown below)      11,742         11,785
  Selling, administrative and
   general expenses                       59,899         56,496
  Depreciation                             6,583          6,510
  Amortization                               212            365
                                     ------------   ------------
                                          78,436         75,156
                                     ------------   ------------
Loss from operations                        (774)        (1,802)
Interest expense                           1,057          1,075
Interest income                              765            846
Other income                               1,180          1,253
                                     ------------   ------------
Earnings (loss) before income taxes          114           (778)
Income tax expense (benefit)                  40           (272)
                                     ------------   ------------
Net earnings (loss)                  $        74    $      (506)
                                     ============   ============

Net earnings (loss) per share -
  diluted                            $      0.01    $     (0.05)
                                     ============   ============
Weighted average number of common
  and common equivalent shares
  outstanding - diluted               10,160,789      9,914,203
                                     ============   ============
Net earnings (loss) per share -
  basic                              $      0.01    $     (0.05)
                                     ============   ============
Weighted average number of common
  and common equivalent shares
  outstanding - basic                  9,899,269      9,914,203
                                     ============   ============

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS -
ASSETS (UNAUDITED) (in thousands of dollars)

                               May 1,      May 2,    February 6,
                                1999        1998        1999
                             ---------   ---------   -----------
Current assets:
  Cash and cash equivalents  $  66,189   $   6,787   $  76,000
  Receivables, less
   allowance of $266, $411
   and $302, respectively       11,098      11,775      10,374
  Notes receivable                   -      41,776           -
  Inventories                   18,793      16,968      19,071
  Prepaid expenses and
   other current assets          8,352       8,113       8,194
  Refundable income taxes        4,045           -           -
  Deferred tax assets               32         169          32
                             ---------   ---------   ---------
     Total current assets      108,509      85,588     113,671
                             ---------   ---------   ---------
Net property and equipment     108,561     121,311     111,148

Other assets, net of
  amortization of $1,253,
  $1,215 and $1,244,
  respectively                   9,821       9,403       9,874
                             ---------   ---------   ---------
     Total assets            $ 226,891   $ 216,302   $ 234,693
                             =========   =========   =========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS -
LIABILITIES AND STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands of dollars)
                             May 1,       May 2,    February 6,
                              1999         1998        1999
                           ---------    ---------   -----------
Current liabilities:
  Short-term borrowings    $       -    $     450   $         -

  Accounts payable            11,199       15,220         9,641
  Accrued employment
   costs                       9,393       11,145        14,256
  Sales taxes payable          1,421        1,672         2,461
  Accrued advertising
   expense                     2,965        3,276         2,054
  Accrued expenses and
   other liabilities           5,644        5,282         4,644
  Income taxes                     -          230         2,720
                           ---------    ---------   -----------
    Total current
     liabilities              30,622       37,275        35,776
                           ---------    ---------   -----------
Long-term obligations,
  less current maturities     59,579       59,501        59,559
Other liabilities             11,921       14,791        14,444
Deferred income taxes          8,407        2,930         8,398
                           ---------    ---------   -----------
    Total liabilities      $ 110,529    $ 114,497   $   118,177
                           ---------    ---------   -----------


See accompanying footnotes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS -
LIABILITIES AND STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands of dollars) (continued)
                              May 1,       May 2,     February 6,
                               1999         1998         1999
                            ----------   -----------  ----------
Stockholders' equity:
  Preferred stock, no par
   value, 1,000,000 shares
   authorized; no shares
   outstanding                      -             -           -
  Preferred stock, Series
   A, no par value                  -             -           -
  Common stock, $0.40 par
   value, 50,000,000
   shares authorized;
   17,770,767, 17,609,252
   and 17,730,100 shares
   outstanding at May 1,
   1999, May 2, 1998
   and February 6, 1999,
   respectively                 7,108         7,044       7,092
  Additional paid-in capital   42,417        39,557      41,605
  Retained earnings           241,101       224,141     242,409
  Accumulated other
   comprehensive income        (3,042)       (2,802)     (3,363)
                            ----------   -----------  ----------
                              287,584       267,940     287,743
  Treasury stock at cost,
   7,864,261, 7,624,261
   and 7,864,261 shares
   at May 1, 1999, May
   2, 1998 and February
   6, 1999, respectively     (171,184)     (166,124)   (171,184)
  Unamortized deferred
   compensation-restricted
   stock                          (38)          (11)        (43)
                            ----------   -----------  ----------
  Total stockholders'
   equity                     116,362       101,805     116,516
                            ----------   -----------  ----------
  Total liabilities and
    stockholders' equity    $ 226,891    $  216,302   $ 234,693
                            ==========   ===========  ==========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH
FLOWS (UNAUDITED) (in thousands of dollars)
Twelve weeks ended May 1, 1999 and May 2, 1998
                                                12 Weeks Ended
                                             -------------------
                                               May 1,    May 2,
                                                1999      1999
                                             ---------  --------
Cash flows used in operating activities       $(5,428)  $(6,107)
Cash flows provided by (used in) financing
  activities:
  Proceeds of short-term borrowings                 -       450
  Issuance of common stock to employee stock
    plans                                         828     1,988
  Cash dividends                               (1,382)   (1,385)
  Purchase of treasury stock                        -      (335)
                                              --------  --------
Cash flows provided by (used in)
  financing activities                           (554)      718
                                              --------  --------
Cash flows used in investing activities:
  Additions to property and equipment          (3,996)   (3,103)
                                              --------  --------
  Cash flows used in investing activities      (3,996)   (3,103)
                                              --------  --------
Effect of exchange rate changes on
  cash and cash equivalents                       167       (13)
                                              --------  --------
Net decrease in cash and cash equivalents      (9,811)   (8,505)
Cash and cash equivalents at beginning of
   year                                        76,000    15,292
                                              --------  --------
Cash and cash equivalents at end of period    $66,189   $ 6,787
                                              ========  ========
Supplemental cash flow information:
  Interest paid                               $     -   $     -
                                              ========  ========
  Income taxes paid                           $ 6,738   $ 8,134
                                              ========  ========



See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH
FLOWS RECONCILIATION OF NET EARNINGS TO CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES  (UNAUDITED) (in thousands of dollars)
Twelve weeks ended May 1, 1999 and May 2, 1998
                                               12 Weeks Ended
                                             -------------------
                                               May 1,   May 2,
                                                1999     1998
                                             --------- ---------
Reconciliation of net earnings to cash flows
  used in operating activities:

Net earnings (loss) from operations           $    74   $  (506)

Adjustments for items not requiring cash:
  Depreciation and amortization                 6,795     6,875
  Deferred income taxes                             9       511
  Deferred revenue                                (74)        -
  Amortization of noncompete agreement         (1,154)   (1,154)
  Amortization of discount on note
    receivable                                      -      (691)
  Other                                        (1,275)   (1,517)

Decrease (increase) in current assets:
  Receivables and inventories                    (446)      965
  Refundable income taxes                      (4,045)        -
  Prepaid expenses and other current assets      (158)       27

Decrease in current liabilities:
  Accounts payable, accrued expenses and
    other liabilities                          (2,435)   (1,833)
  Income taxes                                 (2,719)   (8,784)
                                              --------  --------
Cash flows used in operating activities       $(5,428)  $(6,107)
                                              ========  ========




See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY - COMMON STOCK, ADDITIONAL PAID-IN
CAPITAL AND RETAINED EARNINGS (UNAUDITED) (in thousands of dollars except share and per share amounts) Fifty-two weeks ended February 6, 1999 and Twelve weeks ended May 1, 1999

                                               Add'l
                                      Common  Paid-In  Retained
                                      Stock   Capital  Earnings
                                      ------- -------- ---------
Balance at February 7, 1998           $6,999  $37,614  $226,032

 Issuance of common stock (230,963)       93    3,991         -
 Comprehensive income:
  Net earnings                             -        -    21,944
  Foreign currency translation             -        -         -
     Comprehensive income                  -        -         -
 Dividends ($0.56 per common share)        -        -    (5,567)
 Purchase of treasury stock, at cost       -        -         -
 Amortization of deferred
  compensation-restricted stock            -        -         -

                                      ------- -------- ---------
Balance at February 6, 1999           $7,092  $41,605  $242,409


 Issuance of common stock (40,667)        16      812         -
 Comprehensive income:
  Net earnings                             -        -        74
  Foreign currency translation             -        -         -
     Comprehensive income                  -        -         -
 Dividends ($0.14 per common share)        -        -    (1,382)
 Purchase of treasury stock, at cost       -        -         -
 Amortization of deferred
  compensation-restricted stock            -        -         -
                                      ------- -------- ---------
Balance at May 1, 1999                $7,108  $42,417  $241,101
                                      ======= ======== =========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CPI CORP. INTERIM CONDENSED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY -
ACCUMULATED OTHER COMPREHENSIVE INCOME AND TREASURY STOCK AT
COST (UNAUDITED) (in thousands of dollars except share and per share amounts) Fifty-two weeks ended February 6, 1999 and Twelve weeks ended May 1, 1999
                                     Accumulated
                                     Other           Treasury
                                     Comprehensive   Stock
                                     Income          At Cost
                                     -------------  -----------
Balance at February 7, 1998          $     (2,751)  $ (165,789)

 Issuance of common stock (230,963)             -            -
 Comprehensive income:
  Net earnings                                  -            -
  Foreign currency translation               (612)           -
     Comprehensive income                       -            -
 Dividends ($0.56 per common share)             -            -
 Purchase of treasury stock, at cost            -       (5,395)
 Amortization of deferred
  compensation-restricted stock                 -            -
                                       -----------   ----------
Balance at February 6, 1999            $   (3,363)   $(171,184)

 Issuance of common stock (40,667)              -            -
 Comprehensive income:
  Net earnings                                  -            -
  Foreign currency translation                321            -
     Comprehensive income                       -            -
 Dividends ($0.14 per common share)             -            -
 Purchase of treasury stock, at cost            -            -
 Amortization of deferred
  compensation-restricted stock                 -            -

                                       -----------   ----------
Balance at May 1, 1999                 $   (3,042)   $(171,184)
                                       ===========   ==========


See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY - DEFERRED COMPENSATION-RESTRICTED STOCK
AND TOTAL (UNAUDITED) (in thousands of dollars except share and per share amounts) Fifty-two weeks ended February 6, 1999 and Twelve weeks ended May 1, 1999
                                         Deferred
                                       Compensation-
                                       Restricted
                                           Stock        Total
                                       -------------  ----------
Balance at February 7, 1998            $      (13)    $ 102,092

 Issuance of common stock (230,963)           (53)        4,031
 Comprehensive income:
  Net earnings                                  -
  Foreign currency translation                  -
     Comprehensive income                       -        21,332
 Dividends ($0.56 per common share)             -        (5,567)
 Purchase of treasury stock, at cost            -        (5,395)
 Amortization of deferred
  compensation-restricted stock                23            23
                                       -----------   -----------
Balance at February 6, 1999            $      (43)   $  116,516

 Issuance of common stock (40,667)              -           828
 Comprehensive income:
  Net earnings                                  -
  Foreign currency translation                  -
     Comprehensive income                       -           395
 Dividends ($0.14 per common share)             -        (1,382)
 Purchase of treasury stock, at cost            -             -
 Amortization of deferred
  compensation-restricted stock                 5             5
                                       -----------   -----------
Balance at May 1, 1999                 $      (38)   $  116,362
                                       ===========   ===========







See accompanying notes to consolidated financial statements.

CPI CORP. NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial position as of May 1, 1999, May 2, 1998, and February 6, 1999 and the results of its operations and changes in its cash flows for the 12 weeks ended May 1, 1999 and May 2, 1998. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's annual report on Form 10-K for its fiscal year ended February 6, 1999.

2. As part of the Company's disposition of its remaining shares of Fox Photo, Inc. ("Fox") to Eastman Kodak Company in 1997, the Company entered a two-year Noncompetition and Nonsolicitation Agreement (the "Noncompete Agreement") with Fox under which the Company agreed not to engage in the retail photofinishing business and, subject to certain exceptions, not to employ Fox employees without consent. The Company received a $10.0 million cash consideration for entering into the Noncompete Agreement which is being amortized into income over the two-year period of the agreement.

   For both first quarter 1999 and 1998, amortization relating to the two-year Noncompete Agreement was $1.2 million. Prospectively, in the second and third fiscal quarters of 1999, the remaining $2.0 million balance will be recognized.

                     PART II.   OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) EXHIBITS:

            The following exhibits are being filed as part of this Report:

            Exhibit  11.1  - Computation of Earnings per Common
                             Share - Diluted
                             Twelve Weeks Ended May 1, 1999 and
                             May 2, 1998
            Exhibit  11.2  - Computation of Earnings per Common
                             Share - Basic
                             Twelve Weeks Ended May 1, 1999 and
                             May 2, 1998
            Exhibit  27    - Financial Data Schedule

         b) REPORTS ON FORM 8-K

            - On April 7, 1999, CPI Corp. reported the issuance
              of a press release on March 26, 1999 announcing the unaudited results from the fourth quarter and the full 1998 fiscal year, which ended February 6, 1999, were better than expected.

            - On April 14, 1999, CPI Corp. reported the issuance
              of a press release on April 9, 1999 announcing net earnings were up 72.6% due mainly to the effect of the photofinishing segment sale and a sales increase of 6.2%.

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





                                           CPI Corp.
                                         (Registrant)




                                By:  /s/ Barry Arthur
                                    ---------------------------
                                     Barry Arthur
                                     Authorized Officer and
                                     Principal Financial Officer

Dated:  June 11, 1999

                              CPI CORP.

                             EXHIBIT INDEX


Exhibit 11.1  - Computation of Earnings per Common         21
                Share - Diluted
                Twelve Weeks Ended May 1, 1999 and
                May 2, 1998

Exhibit 11.2  - Computation of Earnings per Common         22
                Share - Basic
                Twelve Weeks Ended May 1, 1999 and
                May 2, 1998

Exhibit 27    - Financial Data Schedule                    23


