Form 10-Q
period 1999-07-24
CPI CORP
filed 1999-08-25
CIK 25354

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington D.C.   20549

                           FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended July 24, 1999

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

     As of August 24, 1999 there were 9,919,948 shares of the Registrant's common stock outstanding. This quarterly report on Form 10-Q contains 32 pages, of which this is page 1.

                              PART 1
                       FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSES OF RESULTS OF
         OPERATIONS, FINANCIAL CONDITION AND CASH FLOW

MANAGEMENT'S DISCUSSION AND ANALYSIS - OVERVIEW
-----------------------------------------------

FISCAL YEARS
CPI Corp.'s ("the Company's") fiscal year ends the first Saturday of February. Accordingly, fiscal year 1998 ended February 6, 1999 and consisted of 52 weeks. The second fiscal quarter of 1999 and 1998 consisted of twelve weeks and ended July 24, 1999 and July 25, 1998, respectively. Throughout the MANAGEMENT'S DISCUSSION AND ANALYSIS and NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, reference to 1998 will mean the fiscal year-end 1998 and reference to second quarter 1999 and second quarter 1998 will mean the second fiscal quarter of 1999 and 1998, respectively.


YEAR 2000 ISSUE
The Year 2000 (Y2K) issue is primarily the result of computer software and hardware using two digits rather than four to define the applicable year. For example, the year "00" may be recognized as 1900 rather than 2000 and may result in computers and computer applications failing or creating erroneous results.

In reviewing Y2K issues, the Company has identified four areas of primary concern:
     1.) the administrative offices and laboratories located in St. Louis, Missouri; Las Vegas, Nevada; Thomaston, Connecticut and Mississauga, Ontario (Canada)
          (referred to as "Home Office");
     2.) the individual locations of the Portrait Studio segment, which operate under the name "Sears Portrait Studios," (referred to as "SPS Field");
     3.) the administrative support office and individual locations of the Wall Decor segment, which operate under the name "Prints Plus" (referred to as "Prints Plus") and
     4.)  third party vendors or suppliers.

Home Office
-----------
Due in part to Y2K issues in older systems, fully-compliant Y2K basic operating and data-base systems were put in place in the Home Office by the end of the first quarter of 1998. In addition, new financial systems were substantially replaced by the end of 1998.

In late May and early June 1999, all basic operating, data-base and financial systems were tested to ensure Y2K compliance. No significant problems were identified through this testing. For the first two quarters of 1999, $190,000 was spent and, in second half 1999, $80,000 will be spent to complete the final changes to all Home Office basic operating, data-base and financial systems.

All laboratory, telephone and physical plant systems and equipment as well as all personal computers in the Home Office have also been tested for Y2K issues. New or upgraded systems and equipment will be obtained and installed by November 1999 at an estimated cost of $555,000.

SPS Field
----------
In 1996, as part of the Company's on-going long-range planning and development process, the Company began the process of updating the point-of-sale system used in the SPS Field operations. Development of the new system, which included Y2K compliance, continued through 1997. By the end of August 1999, the new software and related hardware for the point-of-sale system will be installed in substantially all the SPS Field locations. At the same time the new point-of-sale system will be rolled-out, upgraded Y2K compliant software used in the sales stations and camera rooms of the SPS Field locations will be installed at negligible cost. Testing of the new point-of-sale system and other software and hardware in the SPS Field locations will be done in September 1999 to ensure Y2K compliance.

Prints Plus
-----------
Although the hardware used to operate the point-of-sale system utilized by Prints Plus locations is Y2K compliant, the software used was not and was rewritten. The new point-of-sale system software has completed its testing phase and is scheduled to be installed in stores by the end of September. In addition, the upgrading of all financial and merchandise distribution systems utilized by Prints Plus is expected to be completed by the end of October 1999. Total cost for Y2K compliance for all of Prints Plus is estimated to be $420,000. Testing of all Prints Plus systems will be done in late September and October 1999 to ensure Y2K compliance.

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

All of these companies have published material and the Company has received written correspondence indicating their awareness of the Y2K issue and the steps they are taking to remedy the problem. However, none of the third party vendors or suppliers clearly state they are Y2K compliant. Regardless of this lack of representation, the Company does not anticipate service interruptions from its major third party suppliers and vendors. However, the Company believes the most reasonably likely worst case Y2K scenario for it would be a failure of its third party vendors which would necessitate switching to other back-up suppliers or vendors and/or switching to manual, paper-based systems.

Contingency Plans
-----------------
Taking the previous information into consideration, the Company is developing contingency plans for possible Y2K compliance problems. The Company expects to have contingency plans in place for Home
Office, SPS Field and Prints Plus by September 1999.


NONCOMPETE AGREEMENT
As part of the Company's disposition of its remaining shares of Fox Photo, Inc. ("Fox") to Eastman Kodak Company in October 1997, the Company entered a two-year Noncompetition and Nonsolicitation Agreement (the "Noncompete Agreement") with Fox under which the Company agreed not to engage in the retail photofinishing business and, subject to certain exceptions, not to employ Fox employees without consent. The Company received a $10.0 million cash consideration for entering into the Noncompete Agreement which is being amortized into income over the two-year period of the agreement.

For both second quarter 1999 and 1998 and the first two quarters of 1999 and 1998, amortization relating to the two-year Noncompete Agreement was $1.2 million and $2.3 million, respectively. Prospectively, the Company will recognize the remaining $900,000 balance of the Noncompete Agreement through amortization in the third quarter of fiscal 1999.

DEFINITIVE MERGER AGREEMENT
On June 15, 1999, the Company announced entering into a definitive merger agreement under which entities controlled by affiliates of American Securities Capital Partners, L.P. and the Company's management will acquire the Company for $37.00 per share in cash. The Board of Directors of the Company has unanimously approved the agreement and the merger. Proxies will be solicited from its shareholders to approve the merger agreement. (See 8-K Current Report filed on June 17, 1999 with the Securities and Exchange Commission for the entire Agreement and Plan of Merger.)


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

MANAGEMENT'S DISCUSSION AND ANALYSIS-RESULTS OF OPERATIONS
----------------------------------------------------------

NET SALES (in thousands of dollars)
Twelve weeks Ended July 24, 1999 and July 25, 1998
                                    Twelve Weeks Ended
                                 ----------------------
                             July 24,     July 25,    Amount
                               1999         1998      Change
                             ---------   ---------   --------
Portrait Studios             $ 58,482    $ 58,330    $   152
Wall Decor                     12,747      12,667         80
                             ---------   ---------   --------
     Total net sales         $ 71,229    $ 70,997    $   232
                             =========   =========   ========

NET SALES (in thousands of dollars)
Twenty-four weeks Ended July 24, 1999 and July 25, 1998
                                 Twenty-Four Weeks Ended
                                -----------------------
                             July 24,     July 25,    Amount
                               1999         1998      Change
                             ---------   ---------   --------
Portrait Studios             $123,556    $118,475    $ 5,081
Wall Decor                     25,335      25,876       (541)
                             ---------   ---------   --------
     Total net sales         $148,891    $144,351    $ 4,540
                             =========   =========   ========

NET SALES
Total net sales for the second quarter 1999 were relatively unchanged for both Portrait Studios and Wall Decor when compared to second quarter 1998 as both segments recorded increases of less than 1%. However, for the first two quarters of 1999, total net sales increased 3.1% from the first two quarters of 1998 primarily as a result of increased sales in the Portrait Studios segment, which more than offset a slight decrease in sales of the Wall Decor segment.

Portrait Studios second quarter 1999 net sales were relatively unchanged from second quarter 1998 in terms of both customer traffic and sales per customer. However, by the end of the second quarter of 1999, the Company had expanded its Smile Savers Plan
(TM) (the "Plan") from 168 test locations at fiscal year-end 1998 to all 1029 portrait studio locations. The Plan, designed to increase repeat visits and develop long-term customer loyalty by allowing customers to pay a one-time fee for unlimited customer visits for up to two years, resulted in enrollment fees of $7.8 million, of which approximately 50% is deferred into future periods. In addition, as a result of the implementation of the Plan, the Company believes significant increases in customer visits and sales per household should occur in fiscal 1999 and on into the future.

For the first two quarters of 1999, Portrait Studio net sales were up 4.3% over the first two quarters of 1998 as a result of higher average sales per customer, due to price increases, and relatively unchanged customer traffic.

Wall Decor second quarter 1999 net sales were relatively unchanged from second quarter 1998. For the first two quarters of 1999, Wall Decor net sales were down 2.1% when compared to the first two quarters of 1998 as a result of lower same-store sales.

SELECTED FINANCIAL DATA (in thousands of dollars)
Twelve weeks Ended July 24, 1999 and July 25, 1998
                                   Twelve Weeks Ended
                                 ----------------------
                             July 24,     July 25,    Amount
                               1999         1998      Change
                             ---------   ---------   --------
Operating earnings (loss):
  Portrait Studios           $  1,726    $  4,879    $(3,153)
  Wall Decor                     (985)     (1,080)        95
                             ---------   ---------   --------
Total operating earnings          741       3,799     (3,058)
General corporate expenses      2,964       2,598       (366)
Interest expense                1,058       1,069         11
Interest income                   643         786       (143)
Other income                    1,161       1,216        (55)
                             ---------   ---------   --------
Earnings (loss) before
  income taxes              $  (1,477)   $  2,134    $(3,611)
                            ==========   =========   ========

SELECTED FINANCIAL DATA (in thousands of dollars)
Twenty-four weeks Ended July 24, 1999 and July 25, 1998
                                Twenty-Four Weeks Ended
                                -----------------------
                             July 24,     July 25,    Amount
                               1999         1998      Change
                             ---------   ---------   --------
Operating earnings (loss):
  Portrait Studios           $  4,677    $  6,522    $(1,845)
  Wall Decor                   (1,960)     (1,946)       (14)
                             ---------   ---------   --------
Total operating earnings        2,717       4,576     (1,859)
General corporate expenses      5,714       5,177       (537)
Interest expense                2,115       2,144         29
Interest income                 1,408       1,632       (224)
Other income                    2,341       2,469       (128)
                             ---------   ---------   --------
Earnings (loss) before
  income taxes              $  (1,363)   $  1,356    $(2,719)
                            ==========   =========   ========

OPERATING EARNINGS
Total operating earnings for second quarter 1999 and the first two quarters of 1999 were down from the same time periods last year as a result of a decrease in Portrait Studios operating earnings and relatively unchanged operating earnings for the Wall Decor segment.

Portrait Studios operating earnings for the second quarter of 1999 and the first two quarters of 1999 were down primarily as a result of increased employment costs of $3.2 million and $5.9 million, respectively, which resulted from:

     --higher wages due to: tight labor markets and the introduction of the Independent Study Program (ISP), a new studio employee compensation plan, and
     --increased labor hours due to: more intense customer servicing; training on the new Store Automated System ("SAS"), a new point of sales software platform placed in service in all studios during the second quarter; and testing of employees under the new ISP.

For fiscal 1999 and into the future, the Company expects employment costs to be significantly higher than 1998 due to higher wage rates, resulting in part to ISP, and higher labor hours, resulting from the implementation of ISP and the Smile Savers Plan (TM).

Operating earnings for Portrait Studios were also negatively effected by the write-off of $517,000 in remaining book value for the replacement of an older point-of-sales system with the installation of the new SAS system in the second quarter of 1999. In addition, Portrait Studios operating earnings were positively affected by decreased advertising expenses of $529,000 and $1.7 million for the second quarter and first two quarters of 1999, respectively, and increased sales for the first two quarters of 1999.

Wall Decor operating losses were relatively unchanged for both the second quarter and first two quarters of 1999 when compared to the same periods of 1998.

NET EARNINGS (LOSS) AND EARNINGS PER SHARE
Net losses before income taxes were $1.5 million and $1.4 million for the second quarter and first two quarters of 1999, respectively, compared to the second quarter and first two quarters of 1998 net earnings before taxes of $2.1 million and $1.4 million, respectively. The decrease in earnings for both periods of time is due to the decrease in operating earnings previously discussed and slightly higher corporate expenses, which resulted primarily from higher employee medical costs.

Diluted losses per share were $0.10 for second quarter 1999 compared to earnings per share of $0.13 for second quarter 1998. Diluted losses per share were $0.09 for the first two quarters of 1999 compared to earnings per share of $0.09 for the first two quarters of 1998. Both quarterly and year to date changes reflect the decrease in net earnings.

MANAGEMENT'S DISCUSSION AND ANALYSIS - FINANCIAL CONDITION AND
----------------------------------------------------------------
CASH FLOW
---------
Total assets decreased 1.4% in second quarter 1999 from year-end 1998 as decreases in net property and equipment and cash and cash equivalents, which resulted from the seasonal cash needs of the business, were only partially offset by seasonal increases in receivables, refundable income taxes and prepaid expenses.

Total liabilities decreased 0.5% in second quarter 1999 from year-end, reflecting seasonal decreases in accrued employment costs and income taxes offset by increases in accounts payable. For both second quarter 1999 and 1998 and the first two quarters of 1999 and 1998, amortization relating to the two-year Noncompete Agreement was $1.2 million and $2.3 million, respectively. Prospectively, the Company will recognize the remaining $900,000 balance of the Noncompete Agreement through amortization in the third quarter of fiscal 1999.

Stockholders' equity decreased 2.3% in second quarter 1999 from year-end as the issuance of common stock and was offset by net losses and the distribution of quarterly dividends.

With its strong cash and cash equivalents position, the Company believes it has sufficient liquidity to meet planned capital expenditures, normal working capital requirements and dividends to shareholders.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(in thousands of dollars except share and per share amounts)
Twelve weeks ended July 24, 1999 and July 25, 1998
                                          Twelve Weeks Ended
                                       -----------------------
                                         July 24,    July 25,
                                           1999        1998
                                       -----------  ----------
Net sales                              $   71,229   $  70,997
Costs and expenses:
  Cost of sales (exclusive of
   depreciation expense shown below)       11,668       10,305
  Selling, administrative and
   general expenses                        54,543       52,430
  Depreciation                              7,042        6,760
  Amortization                                199          301
                                       -----------  ----------
                                           73,452       69,796
                                       -----------  ----------
Income (loss) from operations              (2,223)       1,201
Interest expense                            1,058        1,069
Interest income                               643          786
Other income                                1,161        1,216
                                       -----------  ----------
Earnings (loss) before income taxes        (1,477)       2,134
Income tax expense (benefit)                 (517)         747
                                       -----------  ----------
Net earnings (loss)                    $     (960)  $    1,387
                                       ===========  ==========

Net earnings (loss) per share-diluted  $    (0.10)  $     0.13
                                       ===========  ==========
Weighted average number of common
  and common equivalent shares
  outstanding - diluted                 9,916,923   10,322,657
                                       ===========  ==========
Net earnings (loss) per share-basic    $    (0.10)  $     0.14
                                       ===========  ==========
Weighted average number of common
  and common equivalent shares
  outstanding - basic                   9,916,923   10,014,890
                                       ===========  ==========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(in thousands of dollars except share and per share amounts)
Twenty-four weeks ended July 24, 1999 and July 25, 1998
                                        Twenty-four Weeks Ended
                                       ------------------------
                                         July 24,    July 25,
                                           1999        1998
                                       -----------  -----------
Net sales                              $  148,891   $  144,351
Costs and expenses:
  Cost of sales (exclusive of
   depreciation expense shown below)       23,410       22,090
  Selling, administrative and
   general expenses                       114,441      108,926
  Depreciation                             13,626       13,270
  Amortization                                411          666
                                       -----------  -----------
                                          151,888      144,952
                                       -----------  -----------
Loss from operations                       (2,997)        (601)
Interest expense                            2,115        2,144
Interest income                             1,408        1,632
Other income                                2,341        2,469
                                       -----------  -----------
Earnings (loss) before income taxes        (1,363)       1,356
Income tax expense (benefit)                 (477)         475
                                       -----------  -----------
Net earnings (loss)                    $     (886)  $      881
                                       ===========  ===========
Net earnings (loss) per share-diluted  $    (0.09)  $     0.09
                                       ===========  ===========
Weighted average number of common
  and common equivalent shares
  outstanding - diluted                 9,908,096   10,276,706
                                       ===========  ===========
Net earnings (loss) per share-basic    $    (0.09)  $     0.09
                                       ===========  ===========
Weighted average number of common
  and common equivalent shares
  outstanding - basic                   9,908,096    9,964,547
                                       ===========  ===========

See accompanying notes to consolidated financial statements.


CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS - ASSETS
(UNAUDITED) (in thousands of dollars)

                               July 24,   July 25,   February 6,
                                 1999       1998        1999
                               --------   --------   -----------
Current assets:
  Cash and cash equivalents    $ 68,500   $  6,835   $   76,000
  Receivables, less
   allowance of $435, $458
   and $302, respectively        12,024     12,892       10,374
  Notes receivable                    -     42,495            -
  Inventories                    17,447     17,408       19,071
  Prepaid expenses and
   other current assets          10,128      8,083        8,194
  Refundable income taxes         4,879          -            -
  Deferred tax assets                32        157           32
                               --------   --------   ----------
     Total current assets       113,010     87,870      113,671
                               --------   --------   ----------
Net property and equipment      108,644    118,207      111,148

Other assets, net of
  amortization of $1,262,
  $1,224 and $1,244,
  respectively                    9,771      9,149        9,874
                               --------   --------   ----------
     Total assets              $231,425   $215,226   $  234,693
                               ========   ========   ==========

See accompanying notes to consolidated financial statements.


CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS -
LIABILITIES AND STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands of dollars)

                            July 24,     July 25,    February 6,
                              1999         1998         1999
                           ----------   ----------   -----------
Current liabilities:
  Accounts payable         $  18,015    $  16,693     $   9,641
  Accrued employment costs     9,473        9,865        14,256
  Sales tax payable            1,406        1,820         2,461
  Accrued advertising
    expense                    2,080        2,299         2,054
  Accrued expenses and
    other liabilities          4,540        4,927         4,644
  Income taxes                     -          503         2,720
                           ----------   ----------    ----------
    Total current
      liabilities             35,514       36,107        35,776
                           ----------   ----------    ----------
Long-term obligations,
  less current maturities     59,599       59,521        59,559
Other liabilities             14,101       14,024        14,444
Deferred income taxes          8,394        3,416         8,398
                           ----------   ----------    ----------
    Total liabilities      $ 117,608    $ 113,068     $ 118,177
                           ----------   ----------    ----------

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS -
LIABILITIES AND STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands of dollars) (continued)
                            July 24,     July 25,    February 6,
                              1999         1998         1999
                           ----------   ----------   -----------
Stockholders' equity:
  Preferred stock, no par
   value, 1,000,000 shares
   authorized; no shares
   issued and outstanding          -             -            -
  Preferred stock, Series
   A, no par value                               -            -
  Common stock, $0.40 par
   value, 50,000,000
   shares authorized;
   17,784,209, 17,667,634
   and 17,730,100 shares
   outstanding at July 24,
   1999, July 25, 1998
   and February 6, 1999,
   respectively                7,113         7,067        7,092
  Additional paid-in
   capital                    42,683        40,521       41,605
  Retained earnings          238,754       224,130      242,409
  Accumulated other
   comprehensive income       (3,502)       (3,381)      (3,363)
                          -----------  ------------  -----------
                             285,048       268,337      287,743
  Treasury stock at cost,
   7,864,261, 7,624,261
   and 7,864,261 shares
   at July 24, 1999, July
   25, 1998 and February
   6, 1999, respectively    (171,184)     (166,124)    (171,184)
  Unamortized deferred
   compensation-restricted
   stock                         (47)          (55)         (43)
                          -----------  ------------  -----------
  Total stockholders'
   equity                    113,817       102,158      116,516
                          -----------  ------------  -----------
  Total liabilities and
    stockholders' equity  $  231,425   $   215,226   $  234,693
                          ===========  ============  ===========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (in thousands of dollars)
Twenty-four weeks ended July 24, 1999 and July 25, 1998
                                                24 Weeks Ended
                                             -------------------
                                              July 24,  July 25,
                                                1999      1998
                                             ---------  --------
Cash flows provided by (used in) operating
  activities                                  $ 5,385   $(1,213)
Cash flows used in financing activities:
  Issuance of common stock to
    employee stock plans                        1,099     2,974
  Cash dividends                               (2,769)   (2,783)
  Purchase of treasury stock                        -      (335)
                                              --------  --------
Cash flows used in financing activities        (1,670)     (144)
                                              --------  --------
Cash flows used in investing activities:
  Additions to property and equipment         (11,121)   (6,758)
  Issuance of restricted stock                    (15)      (53)
                                              --------  --------
  Cash flows used in investing activities     (11,136)   (6,811)
                                              --------  --------
Effect of exchange rate changes on
  cash and cash equivalents                       (79)     (289)
                                              --------  --------
Net decrease in cash and cash equivalents      (7,500)   (8,457)
Cash and cash equivalents at
  beginning of year                            76,000    15,292
                                              --------  --------
Cash and cash equivalents at end of period    $68,500   $ 6,835
                                              ========  ========
Supplemental cash flow information:
  Interest paid                               $ 2,238   $ 2,241
                                              ========  ========
  Income taxes paid                           $ 7,284   $ 8,252
                                              ========  ========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
RECONCILIATION OF NET EARNINGS TO CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES  (UNAUDITED) (in thousands of dollars)
Twenty-four weeks ended July 24, 1999 and July 25, 1998
                                               24 Weeks Ended
                                             -------------------
                                              July 24,  July 25,
                                                1999      1998
                                             ---------  --------
Reconciliation of net earnings to cash flows
  provided by (used in) operating activities:

Net earnings (loss)                           $  (886)  $   881

Adjustments for items not requiring cash:
  Depreciation and amortization                14,037    13,935
  Deferred income taxes                            (4)    1,008
  Deferred revenue                              3,006         -
  Amortization of noncompete agreement         (2,308)   (2,308)
  Amortization of discount on note
    receivable                                      -    (1,409)
  Other                                        (1,359)   (1,449)

Decrease (increase) in current assets:
  Receivables and inventories                     (27)     (591)
  Refundable income taxes                      (4,879)        -
  Prepaid expenses and other current assets    (1,934)       56

Increase (decrease) in current liabilities:
  Accounts payable, accrued expenses
    and other liabilities                       2,458    (2,825)
  Income taxes                                 (2,719)   (8,511)
                                              --------  --------
Cash flows provided by (used in)
  operating activities                        $ 5,385   $(1,213)
                                              ========  ========




See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY - COMMON STOCK, ADDITIONAL PAID-IN
CAPITAL AND RETAINED EARNINGS (UNAUDITED) (in thousands of dollars except share and per share amounts) Fifty-two weeks ended February 6, 1999 and Twenty-four weeks ended July 24, 1999

                                               Add'l
                                      Common  Paid-In  Retained
                                      Stock   Capital  Earnings
                                      ------- -------- ---------
Balance at February 7, 1998           $6,999  $37,614  $226,032

 Issuance of common stock (230,963)       93    3,991         -
 Comprehensive income:
  Net earnings                             -        -    21,944
  Foreign currency translation             -        -         -
     Comprehensive income                  -        -         -
 Dividends ($0.56 per common share)        -        -    (5,567)
 Purchase of treasury stock, at cost       -        -         -
 Amortization of deferred
  compensation-restricted stock            -        -         -

                                      ------- -------- ---------
Balance at February 6, 1999           $7,092  $41,605  $242,409


 Issuance of common stock (54,109)        21    1,078         -
 Comprehensive income:
  Net loss                                 -        -      (886)
  Foreign currency translation             -        -         -
     Comprehensive income                  -        -         -
 Dividends ($0.28 per common share)        -        -    (2,769)
 Amortization of deferred
  compensation-restricted stock            -        -         -
                                      ------- -------- ---------
Balance at July 24, 1999              $7,113  $42,683  $238,754
                                      ======= ======== =========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CPI CORP. INTERIM CONDENSED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY -
ACCUMULATED OTHER COMPREHENSIVE INCOME AND TREASURY STOCK AT
COST (UNAUDITED) (in thousands of dollars except share and per share amounts) Fifty-two weeks ended February 6, 1999 and Twenty-
four weeks ended July 24, 1999
                                     Accumulated
                                     Other           Treasury
                                     Comprehensive   Stock
                                     Income          At Cost
                                     -------------  -----------
Balance at February 7, 1998          $     (2,751)  $ (165,789)

 Issuance of common stock (230,963)             -            -
 Comprehensive income:
  Net earnings                                  -
  Foreign currency translation               (612)
     Comprehensive income                       -            -
 Dividends ($0.56 per common share)             -            -
 Purchase of treasury stock, at cost            -       (5,395)
 Amortization of deferred
  compensation-restricted stock                 -            -
                                       -----------   ----------
Balance at February 6, 1999            $   (3,363)   $(171,184)

 Issuance of common stock (54,109)              -            -
 Comprehensive income:
  Net loss                                      -
  Foreign currency translation               (139)
     Comprehensive income                       -            -
 Dividends ($0.28 per common share)             -            -
 Amortization of deferred
  compensation-restricted stock                 -            -
                                       -----------   ----------
Balance at July 24, 1999               $   (3,502)   $(171,184)
                                       ===========   ==========


See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY - DEFERRED COMPENSATION-RESTRICTED STOCK
AND TOTAL (UNAUDITED) (in thousands of dollars except share and per share amounts) Fifty-two weeks ended February 6, 1999 and Twenty-
four weeks ended July 24, 1999
                                         Deferred
                                       Compensation-
                                       Restricted
                                           Stock        Total
                                       -------------  ----------
Balance at February 7, 1998            $      (13)    $ 102,092

 Issuance of common stock (230,963)           (53)        4,031
 Comprehensive income:
  Net earnings                                  -
  Foreign currency translation                  -
     Comprehensive income                       -        21,332
 Dividends ($0.56 per common share)             -        (5,567)
 Purchase of treasury stock, at cost            -        (5,395)
 Amortization of deferred
  compensation-restricted stock                23            23
                                       -----------   -----------
Balance at February 6, 1999            $      (43)   $  116,516

 Issuance of common stock (54,109)            (15)        1,084
 Comprehensive income:
  Net loss                                      -
  Foreign currency translation                  -
     Comprehensive income                       -        (1,025)
 Dividends ($0.28 per common share)             -        (2,769)
 Amortization of deferred
  compensation-restricted stock                11            11
                                       -----------   -----------
Balance at July 24, 1999               $      (47)   $  113,817
                                       ===========   ===========






See accompanying notes to consolidated financial statements.

CPI CORP. NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial position as of July 24, 1999, July 25, 1998, and February 6, 1999 and the results of its operations and changes in its cash flows for the 24 weeks ended July 24, 1999 and July 25, 1998. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's annual report on Form 10-K for its fiscal year ended February 6, 1999.

2. As part of the Company's disposition of its remaining shares of Fox Photo, Inc. ("Fox") to Eastman Kodak Company in October 1997, the Company entered a two-year Noncompetition and Nonsolicitation Agreement (the "Noncompete Agreement") with Fox under which the Company agreed not to engage in the retail photofinishing business and, subject to certain exceptions, not to employ Fox employees without consent. The Company received a $10.0 million cash consideration for entering into the Noncompete Agreement which is being amortized into income over the two-year period of the agreement.

   For both second quarter 1999 and 1998 and the first two quarters of 1999 and 1998, amortization relating to the two-year
   Noncompete Agreement was $1.2 million and $2.3 million, respectively. Prospectively, in the third fiscal quarter of 1999, the remaining $900,000 balance will be recognized.

3. On June 15, 1999, the Company announced entering into a definitive merger agreement under which entities controlled by affiliates of American Securities Capital Partners, L.P. and the Company's management will acquire the Company for $37.00 per share in cash. The Board of Directors of the Company has unanimously approved the agreement and the merger. Proxies will be solicited from its shareholders to approve the merger agreement. (See 8-K Current Report filed on June 17, 1999 with the Securities and Exchange Commission for the entire Agreement and Plan of Merger.)

4. The Company is engaged in developing and marketing products and services for consumers in the United States and Canada through a network of centrally managed retail locations in two business segments: Portrait Studios and Wall Decor.

   The Portrait Studios segment operates a professional portrait photography business through fixed location studios. The Wall Decor segment markets an assortment of custom print reproductions and related accessories and provides custom framing services.

SELECTED INDUSTRY SEGMENT INFORMATION (in thousands of dollars)
                     Twelve Weeks Ended  Twenty-Four Weeks Ended
                     ------------------- -----------------------
                     July 24,  July 25,   July 24,    July 25,
                       1999      1998       1999        1998
                     --------- ---------  ----------  ----------
NET SALES:
 Portrait Studio     $ 58,482  $ 58,330   $ 123,556   $ 118,475
 Wall Decor            12,747    12,667      25,335      25,876
                     --------- ---------  ----------  ----------
                     $ 71,229  $ 70,997   $ 148,891   $ 144,351
                     ========= =========  ==========  ==========

OPERATING EARNINGS
 (Loss):
 Portrait Studio     $  1,726  $  4,879   $   4,677   $   6,522
 Wall Decor              (985)   (1,080)     (1,960)     (1,946)
                     --------- ---------  ----------  ----------
                     $    741  $  3,799   $   2,717   $   4,576
                     ========= =========  ==========  ==========

IDENTIFIABLE ASSETS:
 Portrait Studio                          $  99,447   $ 103,846
 Wall Decor                                  36,174      40,016
 Corporate cash and
  marketable sec.                            67,242       5,497
 Corporate other                             28,562      65,867
                                          ----------  ----------
                                          $ 231,425   $ 215,226
                                          ==========  ==========

5. The Shareholders Rights Plan, which entitled holders of common stock to purchase one one-hundredth of a share of participating preferred stock in the Company under certain conditions, expired on May 11, 1999. As of that date, Series A no par value preferred stock listed on the Company's balance sheet at February 6, 1999, no longer existed.

GEOGRAPHIC FINANCIAL INFORMATION
--------------------------------
                     Twelve Weeks Ended  Twenty-Four Weeks Ended
                     ------------------- -----------------------
                     July 24,  July 25,   July 24,    July 25,
                       1999      1998       1999        1998
                     --------- ---------  ----------  ----------
NET SALES:
 United States       $ 67,620  $ 67,505   $ 141,566   $ 137,234
 Canada                 3,609     3,492       7,325       7,117
                     --------- ---------  ----------  ----------
                     $ 71,229  $ 70,997   $ 148,891   $ 144,351
                     ========= =========  ==========  ==========



LONG-LIVED ASSETS:
 United States                            $ 114,989   $ 123,011
 Canada                                       3,426       4,345
                                          ----------  ----------
                                          $ 118,415   $ 127,356
                                          ==========  ==========

                     PART II.   OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders was held in St. Louis, Missouri on Tuesday, June 22, 1999. The following items were voted on and the results are listed below:

         a) The following individuals were elected to the Company's Board of Directors:

Results of Votes for Directors
                                     Shares         Shares
                                       For         Withheld
                                   ----------     ----------
           Milford Bohm            8,497,968      112,471
           Alyn V. Essman          8,497,987      112,452
           Russell Isaak           8,498,985      111,454
           Mary Ann Krey           8,493,087      117,352
           Lee M. Liberman         8,491,886      118,553
           Patrick J. Morris       8,498,873      111,566
           Nicholas L. Reding      8,493,067      117,372
           Martin Sneider          8,492,867      117,572
           Robert L. Virgil        8,492,868      117,571

         b) The Board of Directors' appointment of KPMG LLP to audit the Company's accounts for the 1999 fiscal year was approved by a vote of 8,487,524 shares in favor, 113,665 shares opposed and 9,250 shares abstaining.

         c) A Resolution to provide for an Annual Incentive Program for Chairman and Chief Executive Officer, President and Senior Executive Vice President was approved by a vote of 8,281,797 in favor, 297,067 opposed and 31,575 abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) EXHIBITS:
            The following exhibits are being filed as part of this Report:

            Exhibit 11.1 - Computation of Earnings per Common
                           Share - Diluted
                           Twelve Weeks ended July 24, 1999 and
                           July 25, 1998
            Exhibit 11.2 - Computation of Earnings per Common
                           Share - Diluted
                           Twenty-four Weeks ended July 24, 1999
                           and July 25, 1998
            Exhibit 11.3 - Computation of Earnings per Common
                           Share - Basic
                           Twelve Weeks ended July 24, 1999
                           and July 25, 1998
            Exhibit 11.4 - Computation of Earnings per Common
                           Share - Basic
                           Twenty-four Weeks ended July 24, 1999
                           and July 25, 1998
            Exhibit 27.1 - Financial Data Schedule

         b) REPORTS ON FORM 8-K

            - On June 2, 1999, CPI Corp. reported the issuance
              of a press release on June 2, 1999 announcing: first quarter results from operations, with sales of $77.7 million up from $73.4 million recorded last year; an increase in operating margins for Sears Portrait Studios; and earnings of one cent per share versus prior-year loss of five cents.

            - On June 16, 1999, CPI Corp. reported the issuance
              of a press release on June 15, 1999 announcing:
              CPI Corp. ("CPI") and American Securities Capital Partners, L.P. ("ASCP") entered into a definitive merger agreement under which entities controlled by affiliates of ASCP and CPI's management will acquire CPI for $37.00 per share in cash.

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





                                           CPI Corp.
                                         (Registrant)




                                By:   /s/ Barry Arthur
                                     ---------------------------
                                     Barry Arthur
                                     Authorized Officer and
                                     Principal Financial Officer

Dated:  August 25, 1999

                              CPI CORP.

                             EXHIBIT INDEX



Exhibit 11.1 - Computation of Earnings per Common          28
               Share - Diluted
               Twelve Weeks Ended July 24, 1999
               and July 25, 1998

Exhibit 11.2 - Computation of Earnings per Common          29
               Share - Diluted
               Twenty-four Weeks Ended July 24, 1999
               and July 25, 1998

Exhibit 11.3 - Computation of Earnings per Common          30
               Share - Basic
               Twelve Weeks Ended July 24, 1999
               and July 25, 1998

Exhibit 11.4 - Computation of Earnings per Common          31
               Share - Basic
               Twenty-four Weeks Ended July 24, 1999
               and July 25, 1998

Exhibit 27.1 - Financial Data Schedule


