Form 10-Q
period 1999-11-13
CPI CORP
filed 1999-12-23
CIK 25354

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington D.C.   20549

                           FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended November 13, 1999

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

     As of December 23, 1999 there were 9,040,439 shares of the Registrant's common stock outstanding. This quarterly report on Form 10-Q contains 45 pages, of which this is page 1.

                              PART 1
                       FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSES OF RESULTS OF
         OPERATIONS, FINANCIAL CONDITION AND CASH FLOW
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(in thousands of dollars except share and per share amounts)
Sixteen weeks ended November 13, 1999 and November 14, 1998
                                         Sixteen Weeks Ended
                                       ------------------------
                                         Nov. 13,    Nov. 14,
                                           1999        1998
                                       -----------  -----------
Net sales                              $  115,563   $  124,005
Costs and expenses:
  Cost of sales (exclusive of
   depreciation expense shown below)       17,399       17,314
  Selling, administrative and
   general expenses                        91,334       89,480
  Depreciation                              9,151        8,867
  Amortization                                269          320
                                       -----------  -----------
                                          118,153      115,981
                                       -----------  -----------
Income (loss) from operations              (2,590)       8,024
Interest expense                            1,605        1,415
Interest income                             1,033        1,104
Other expense                               3,000            -
Other income                                1,019        1,596
                                       -----------  -----------
Earnings (loss) before income taxes        (5,143)       9,309
Income tax expense (benefit)               (1,800)       3,258
                                       -----------  -----------
Net earnings (loss)                    $   (3,343)  $    6,051
                                       ===========  ===========

Net earnings (loss) per share-diluted  $    (0.34)  $     0.59
                                       ===========  ===========
Weighted average number of common
  and common equivalent shares
  outstanding - diluted                 9,837,970   10,200,465
                                       ===========  ===========
Net earnings (loss) per share-basic    $    (0.34)  $     0.61
                                       ===========  ===========
Weighted average number of common
  and common equivalent shares
  outstanding - basic                   9,837,970    9,960,810
                                       ===========  ===========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(in thousands of dollars except share and per share amounts)
Forty weeks ended November 13, 1999 and November 14, 1998
                                          Forty Weeks Ended
                                       ------------------------
                                         Nov. 13,    Nov. 14,
                                           1999        1998
                                       -----------  -----------
Net sales                              $  264,454   $  268,356
Costs and expenses:
  Cost of sales (exclusive of
   depreciation expense shown below)       40,810       39,404
  Selling, administrative and
   general expenses                       205,775      198,407
  Depreciation                             22,777       22,136
  Amortization                                680          986
                                       -----------  -----------
                                          270,042      260,933
                                       -----------  -----------
Income (loss) from operations              (5,588)       7,423
Interest expense                            3,720        3,557
Interest income                             2,441        2,734
Other expense                               3,000            -
Other income                                3,361        4,065
                                       -----------  -----------
Earnings (loss) before income taxes        (6,506)      10,665
Income tax expense (benefit)               (2,277)       3,733
                                       -----------  -----------
Net earnings (loss)                    $   (4,229)  $    6,932
                                       ===========  ===========
Net earnings (loss) per share-diluted  $    (0.43)  $     0.68
                                       ===========  ===========
Weighted average number of common
  and common equivalent shares
  outstanding - diluted                 9,880,046   10,246,209
                                       ===========  ===========
Net earnings (loss) per share-basic    $    (0.43)  $     0.70
                                       ===========  ===========
Weighted average number of common
  and common equivalent shares
  outstanding - basic                   9,880,046    9,963,052
                                       ===========  ===========

See accompanying notes to consolidated financial statements.


CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS - ASSETS
(UNAUDITED) (in thousands of dollars)

                               Nov. 13,   Nov. 14,     Feb. 6,
                                 1999       1998        1999
                               --------   --------   -----------
Current assets:
  Cash and cash equivalents    $ 48,333   $ 10,247   $   76,000
  Receivables, less
   allowance of $505, $491
   and $302, respectively        20,969     22,734       10,374
  Notes receivable                    -     43,461            -
  Inventories                    22,721     20,990       19,071
  Prepaid expenses and
   other current assets          11,034      9,239        8,194
  Refundable income taxes         6,868          -            -
  Deferred tax assets                32        142           32
                               --------   --------   ----------
     Total current assets       109,957    106,813      113,671
                               --------   --------   ----------
Net property and equipment      112,397    113,183      111,148

Other assets, net of
  amortization of $1,274,
  $1,235 and $1,244,
  respectively                    7,659      8,905        9,874
                               --------   --------   ----------
     Total assets              $230,013   $228,901   $  234,693
                               ========   ========   ==========

See accompanying notes to consolidated financial statements.


CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS -
LIABILITIES AND STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands of dollars)

                            Nov. 13,     Nov. 14,      Feb. 6,
                              1999         1998         1999
                           ----------   ----------   -----------
Current liabilities:
  Accounts payable         $  22,113    $  18,797     $   9,641
  Accrued employment costs    10,469       10,456        14,256
  Sales tax payable            3,365        3,405         2,461
  Accrued advertising
    expense                    5,297        6,223         2,054
  Accrued expenses and
    other liabilities          9,420        9,551         4,644
  Income taxes                     -        2,218         2,720
                           ----------   ----------    ----------
    Total current
      liabilities             50,664       50,650        35,776
                           ----------   ----------    ----------
Long-term obligations,
  less current maturities     59,624       59,547        59,559
Other liabilities             17,989       12,951        14,444
Deferred income taxes          8,406        3,905         8,398
                           ----------   ----------    ----------
    Total liabilities      $ 136,683    $ 127,053     $ 118,177
                           ----------   ----------    ----------

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS -
LIABILITIES AND STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands of dollars) (continued)
                            Nov. 13,     Nov. 14,      Feb. 6,
                              1999         1998         1999
                           ----------   ----------   -----------
Stockholders' equity:
  Preferred stock, no par
   value, 1,000,000 shares
   authorized; no shares
   issued and outstanding          -             -            -
  Preferred stock, Series
   A, no par value                               -            -
  Common stock, $0.40 par
   value, 50,000,000
   shares authorized;
   17,786,056, 17,693,990
   and 17,730,100 shares
   outstanding at Nov. 13,
   1999, Nov. 14, 1998
   and Feb. 6, 1999,
   respectively                7,114         7,078        7,092
  Additional paid-in
   capital                    42,710        40,975       41,605
  Retained earnings          234,022       228,774      242,409
  Accumulated other
   comprehensive income       (3,134)       (3,747)      (3,363)
                          -----------  ------------  -----------
                             280,712       273,080      287,743
  Treasury stock at cost,
   8,517,561, 7,864,261
   and 7,864,261 shares
   at Nov. 13, 1999, Nov.
   14, 1998 and Feb. 6,
   1999, respectively       (187,344)     (171,184)    (171,184)
  Unamortized deferred
   compensation-restricted
   stock                         (38)          (48)         (43)
                          -----------  ------------  -----------
  Total stockholders'
   equity                     93,330       101,848      116,516
                          -----------  ------------  -----------
  Total liabilities and
    stockholders' equity  $  230,013   $   228,901   $  234,693
                          ===========  ============  ===========

See accompanying notes to consolidated financial statements.

                              7

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (in thousands of dollars)
Forty weeks ended November 13, 1999 and November 14, 1998
                                                40 Weeks Ended
                                             -------------------
                                              Nov. 13,  Nov. 14,
                                                1999      1998
                                             ---------  --------
Cash flows provided by operating activities   $15,428   $12,245
Cash flows used in financing activities:
  Issuance of common stock to
    employee stock plans                        1,127     3,439
  Cash dividends                               (4,158)   (4,190)
  Purchase of treasury stock                  (16,160)   (5,395)
                                              --------  --------
Cash flows used in financing activities       (19,191)   (6,146)
                                              --------  --------
Cash flows used in investing activities:
  Additions to property and equipment         (24,025)  (10,601)
  Issuance of restricted stock                    (15)      (53)
                                              --------  --------
  Cash flows used in investing activities     (24,040)  (10,654)
                                              --------  --------
Effect of exchange rate changes on
  cash and cash equivalents                       136      (490)
                                              --------  --------
Net decrease in cash and cash equivalents     (27,667)   (5,045)
Cash and cash equivalents at
  beginning of year                            76,000    15,292
                                              --------  --------
Cash and cash equivalents at end of period    $48,333   $10,247
                                              ========  ========
Supplemental cash flow information:
  Interest paid                               $ 2,238   $ 2,241
                                              ========  ========
  Income taxes paid                           $ 7,467   $ 9,329
                                              ========  ========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
RECONCILIATION OF NET EARNINGS TO CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES  (UNAUDITED) (in thousands of dollars)
Forty weeks ended November 13, 1999 and November 14, 1998
                                               40 Weeks Ended
                                             -------------------
                                              Nov. 14,  Nov. 14,
                                                1999      1998
                                             ---------  --------
Reconciliation of net earnings to cash flows
  provided by (used in) operating activities:

Net earnings (loss)                           $(4,229)  $ 6,932

Adjustments for items not requiring cash:
  Depreciation and amortization                23,457    23,123
  Deferred income taxes                             7     1,513
  Deferred revenue                              7,640         -
  Amortization of noncompete agreement         (3,228)   (3,846)
  Amortization of discount on note
    receivable                                      -    (2,376)
  Other                                           845    (1,194)

Decrease (increase) in current assets:
  Receivables and inventories                 (14,245)  (14,015)
  Refundable income taxes                      (6,868)        -
  Prepaid expenses and other current assets    (2,840)   (1,099)

Increase (decrease) in current liabilities:
  Accounts payable, accrued expenses
    and other liabilities                      17,608    10,003
  Income taxes                                 (2,719)   (6,796)
                                              --------  --------
Cash flows provided by (used in)
  operating activities                        $15,428   $12,245
                                              ========  ========




See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY - COMMON STOCK, ADDITIONAL PAID-IN
CAPITAL AND RETAINED EARNINGS (UNAUDITED) (in thousands of dollars except share and per share amounts) Fifty-two weeks ended February 6, 1999 and Forty weeks ended November 13, 1999

                                               Add'l
                                      Common  Paid-In  Retained
                                      Stock   Capital  Earnings
                                      ------- -------- ---------
Balance at February 7, 1998           $6,999  $37,614  $226,032

 Issuance of common stock (230,963)       93    3,991         -
 Comprehensive income:
  Net earnings                             -        -    21,944
  Foreign currency translation             -        -         -
     Comprehensive income                  -        -         -
 Dividends ($0.56 per common share)        -        -    (5,567)
 Purchase of treasury stock, at cost       -        -         -
 Amortization of deferred
  compensation-restricted stock            -        -         -

                                      ------- -------- ---------
Balance at February 6, 1999           $7,092  $41,605  $242,409


 Issuance of common stock (55,956)        22    1,105         -
 Comprehensive income:
  Net loss                                 -        -    (4,229)
  Foreign currency translation             -        -         -
     Comprehensive income                  -        -         -
 Dividends ($0.42 per common share)        -        -    (4,158)
 Purchase of treasury stock, at cost       -        -         -
 Amortization of deferred
  compensation-restricted stock            -        -         -
                                      ------- -------- ---------
Balance at November 13, 1999          $7,114  $42,710  $234,022
                                      ======= ======== =========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CPI CORP. INTERIM CONDENSED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY -
ACCUMULATED OTHER COMPREHENSIVE INCOME AND TREASURY STOCK AT
COST (UNAUDITED) (in thousands of dollars except share and per share amounts) Fifty-two weeks ended February 6, 1999 and Forty weeks ended November 13, 1999
                                     Accumulated
                                     Other           Treasury
                                     Comprehensive   Stock
                                     Income          At Cost
                                     -------------  -----------
Balance at February 7, 1998          $     (2,751)  $ (165,789)

 Issuance of common stock (230,963)             -            -
 Comprehensive income:
  Net earnings                                  -
  Foreign currency translation               (612)
     Comprehensive income                       -            -
 Dividends ($0.56 per common share)             -            -
 Purchase of treasury stock, at cost            -       (5,395)
 Amortization of deferred
  compensation-restricted stock                 -            -
                                       -----------   ----------
Balance at February 6, 1999            $   (3,363)   $(171,184)

 Issuance of common stock (55,956)              -            -
 Comprehensive income:
  Net loss                                      -
  Foreign currency translation                229
     Comprehensive income                       -            -
 Dividends ($0.42 per common share)             -            -
 Purchase of treasury stock, at cost            -      (16,160)
 Amortization of deferred
  compensation-restricted stock                 -            -
                                       -----------   ----------
Balance at November 13, 1999           $   (3,134)   $(187,344)
                                       ===========   ==========


See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY - DEFERRED COMPENSATION-RESTRICTED STOCK
AND TOTAL (UNAUDITED) (in thousands of dollars except share and per share amounts) Fifty-two weeks ended February 6, 1999 and Forty weeks ended November 13, 1999
                                         Deferred
                                       Compensation-
                                       Restricted
                                           Stock        Total
                                       -------------  ----------
Balance at February 7, 1998            $      (13)    $ 102,092

 Issuance of common stock (230,963)           (53)        4,031
 Comprehensive income:
  Net earnings                                  -
  Foreign currency translation                  -
     Comprehensive income                       -        21,332
 Dividends ($0.56 per common share)             -        (5,567)
 Purchase of treasury stock, at cost            -        (5,395)
 Amortization of deferred
  compensation-restricted stock                23            23
                                       -----------   -----------
Balance at February 6, 1999            $      (43)   $  116,516

 Issuance of common stock (55,956)            (15)        1,112
 Comprehensive income:
  Net loss                                      -
  Foreign currency translation                  -
     Comprehensive income                       -        (4,000)
 Dividends ($0.42 per common share)             -        (4,158)
 Purchase of treasury stock, at cost            -       (16,160)
 Amortization of deferred
  compensation-restricted stock                20            20
                                       -----------   -----------
Balance at November 13, 1999           $      (38)   $   93,330
                                       ===========   ===========





See accompanying notes to consolidated financial statements.

CPI CORP. NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial position as of November 13, 1999, November 14, 1998, and February 6, 1999 and the results of its operations and changes in its cash flows for the 40 weeks ended November 13, 1999 and November 14, 1998. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's annual report on Form 10-K for its fiscal year ended February 6, 1999.

2. On June 15, 1999, the Company announced that it had entered into a definitive merger agreement under which entities controlled by affiliates of American Securities Capital Partners, L.P. (collectively, "ASCP Affiliates") and the Company's management were to acquire the Company for $37.00 per share in cash (the "Merger Agreement"). The Board of Directors of the Company unanimously approved the agreement and the merger.

   On October 12, 1999, the Company announced it received a notice from ASCP Affiliates asserting that CPI had experienced or been affected by an event, change, effect or development that individually or in the aggregate had or would reasonably be expected to have a material adverse effect under the Merger Agreement and was terminating the Merger Agreement. ASCP Affiliates reserved the right to assert any other grounds for termination of the Merger Agreement, including the fact that one or more of the conditions to the financing could not be met. ASCP Affiliates filed a claim pursuant to the Merger Agreement, demanding reimbursement from the Company for expenses incurred in connection with the Merger Agreement. The Company has made no provisions for these expenses in the accompanying consolidated financial statements.

   On October 18, 1999, CPI announced that it filed a counter claim against ASCP Affiliates asserting they were in willful breach of their obligations under the Merger Agreement. CPI Corp. further asserted ASCP Affiliates willfully failed to use their reasonable best efforts to complete the transaction, including failing to complete the financing for the transaction and that they reneged on their obligation to use bridge financing available. CPI's counter claim seeks damages for the willful breach of the Merger Agreement by ASCP Affiliates and also asserts claims in an amount up to $80 million, together with attorney's fees and costs, from ASCP Affiliates under its guarantee of their performance of obligations under the Merger Agreement.

3. As part of the Company's disposition of its remaining shares of Fox Photo, Inc. ("Fox") to Eastman Kodak Company in October 1997, the Company entered into a two-year Noncompetition and Nonsolicitation Agreement (the "Noncompete Agreement") with Fox under which the Company agreed not to engage in the retail photofinishing business and, subject to certain exceptions, not to employ Fox employees without consent. The Company received $10.0 million cash consideration for entering into the Noncompete Agreement which is being amortized into income over the two-year period of the agreement.

   During the third quarters of 1999 and 1998 amortization relating to the two-year Noncompete Agreement was $920,000 and $1.5 million, respectively and the first three quarters of 1999 and 1998, amortization relating to the two-year
   Noncompete Agreement was $3.2 million and $3.8 million, respectively.

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

SELECTED INDUSTRY SEGMENT INFORMATION (in thousands of dollars)
                     Sixteen Weeks Ended    Forty Weeks Ended
                     ------------------- -----------------------
                     Nov. 13,  Nov. 14,   Nov. 13,    Nov. 14,
                       1999      1998       1999        1998
                     --------- ---------  ----------  ----------
NET SALES:
 Portrait Studio     $ 97,596  $106,171   $ 221,152   $ 224,646
 Wall Decor            17,967    17,834      43,302      43,710
                     --------- ---------  ----------  ----------
                     $115,563  $124,005   $ 264,454   $ 268,356
                     ========= =========  ==========  ==========

OPERATING EARNINGS
 (Loss):
 Portrait Studio     $  3,038  $ 13,577   $   7,715   $  20,099
 Wall Decor            (1,045)     (674)     (3,006)     (2,620)
                     --------- ---------  ----------  ----------
                     $  1,993  $ 12,903   $   4,709   $  17,479
                     ========= =========  ==========  ==========

IDENTIFIABLE ASSETS:
 Portrait Studio                          $ 115,793   $ 112,734
 Wall Decor                                  37,175      40,155
 Corporate cash and
  marketable sec.                            46,936       8,995
 Corporate other                             30,109      67,017
                                          ----------  ----------
                                          $ 230,013   $ 228,901
                                          ==========  ==========

GEOGRAPHIC FINANCIAL INFORMATION
--------------------------------
                     Sixteen Weeks Ended    Forty Weeks Ended
                     ------------------- -----------------------
                     Nov. 13,  Nov. 14,   Nov. 13,    Nov. 14,
                       1999      1998       1999        1998
                     --------- ---------  ----------  ----------
NET SALES:
 United States       $108,705  $116,985   $ 250,271   $ 254,220
 Canada                 6,858     7,020      14,183      14,136
                     --------- ---------  ----------  ----------
                     $115,563  $124,005   $ 264,454   $ 268,356
                     ========= =========  ==========  ==========


LONG-LIVED ASSETS:
 United States                            $ 115,948   $ 118,242
 Canada                                       4,108       3,846
                                          ----------  ----------
                                          $ 120,056   $ 122,088
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

6. The Company recognized $3.0 million other expenses for costs related to the termination of the Merger Agreement, which included legal, travel, accounting and other expenses the Company incurred during the merger process and legal and related expenses incurred through the third quarter of 1999 related to claims against the Company by ASCP Affiliates, and the Company's counter claim against these entities.

7. On December 13, 1999, the Company's Board of Directors authorized the purchase of up to one million additional shares of its outstanding common stock through purchases at management's direction from time to time at acceptable market prices. Acquired shares are held as treasury stock, and will be available for general corporate purposes.

MANAGEMENT'S DISCUSSION AND ANALYSIS - OVERVIEW
-----------------------------------------------
FISCAL YEARS
CPI Corp.'s ("the Company's") fiscal year ends the first Saturday of February. Accordingly, fiscal year 1998 ended February 6, 1999 and consisted of 52 weeks. The third fiscal quarter of 1999 and 1998 consisted of sixteen weeks and ended November 13, 1999 and November 14, 1998, respectively. Throughout the MANAGEMENT'S DISCUSSION AND ANALYSIS and NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, reference to 1998 will mean the fiscal year-end 1998 and reference to third quarter 1999 and third quarter 1998 will mean the third fiscal quarter of 1999 and 1998, respectively.

DEFINITIVE MERGER AGREEMENT
On June 15, 1999, the Company announced that it entered into a definitive merger agreement under which entities controlled by affiliates of American Securities Capital Partners, L.P. (collectively, "ASCP Affiliates") and the Company's management were to acquire the Company for $37.00 per share in cash (the "Merger Agreement"). The Board of Directors of the Company unanimously approved the agreement and the merger.

On October 12, 1999, the Company announced that it received a notice from ASCP Affiliates asserting that CPI had experienced or been affected by an event, change, effect or development that individually or in the aggregate had or would reasonably be expected to have a material adverse effect under the Merger Agreement and is terminating the Merger Agreement. ASCP Affiliates reserved the right to assert any other grounds for termination of the Merger Agreement, including the fact that one or more of the conditions to the financing could not be met. In addition, ASCP Affiliates filed a claim pursuant to the Merger Agreement demanding reimbursement from the Company for expenses incurred in connection with the Merger Agreement. The Company has made no provisions for these expenses in the accompanying consolidated financial statements.

On October 18, 1999, CPI announced that it filed a counter claim against the ASCP Affiliates asserting that the ASCP Affiliates were in willful breach of their obligations under the June 15, 1999 Merger Agreement. CPI asserts that the ASCP Affiliates willfully failed to use their reasonable best efforts to complete the transaction, including failing to complete the financing for the transaction and that they reneged on their obligation to use bridge financing available. CPI's counter claim seeks damages for the willful breach of the Merger Agreement by ASCP Affiliates and also asserts a claim in an amount up to $80 million, together with attorney's fees and costs, from ASCP Affiliates under its guarantee of their performance of obligations under the Merger Agreement.

NONCOMPETE AGREEMENT
As part of the Company's disposition of its remaining shares of Fox Photo, Inc. ("Fox") to Eastman Kodak Company in October 1997, the Company entered a two-year Noncompetition and Nonsolicitation Agreement (the "Noncompete Agreement") with Fox under which the Company agreed not to engage in the retail photofinishing business and, subject to certain exceptions, not to employ Fox employees without consent. The Company received a $10.0 million cash consideration for entering into the Noncompete Agreement which has been amortized into income over the two-year period of the agreement. Amortization relating to the two-year Noncompete Agreement, which expired in October 1999, was $920,000 and $1,538,000 for the third quarter of 1999 and 1998, and $3.2 million and $3.8 million for the first three quarters of 1999 and 1998, respectively.

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

Home Office
-----------
Due in part to Y2K issues in older systems, fully-compliant Y2K basic operating and data-base systems were put in place in the Home Office by the end of the first quarter of 1998. In addition, new financial systems were substantially replaced by the end of 1998. In late May and early June 1999, all basic operating, data-base and financial systems were tested to ensure Y2K compliance. No significant problems were identified through this testing. For the first three quarters of 1999, $220,000 was spent, and in fourth quarter 1999 the Company expects $60,000 will be spent to complete the final changes to all Home Office basic operating, data-base and financial systems.

All laboratory, telephone and physical plant systems and equipment as well as all personal computers in the Home Office have also been tested for Y2K issues. New or upgraded systems and equipment have been obtained and installed at a cost of $555,000.

SPS Field
----------
In 1996, as part of the Company's on-going long-range planning and development process, the Company began the process of updating the point-of-sale system used in the SPS Field operations. Development of the new system, which included Y2K compliance, continued through 1997. By the end of August 1999, the new software and related hardware for the point-of-sale system was installed in substantially all the SPS Field locations. At the same time the new point-of-sale system was rolled-out, upgraded Y2K compliant software used in the sales stations and camera rooms of the SPS Field locations was installed at negligible cost. Testing of the new point-of-sale system and other software and hardware in the SPS Field locations was completed in September 1999 to ensure Y2K compliance.

Prints Plus
-----------
Although the hardware used to operate the point-of-sale system utilized by Prints Plus locations was Y2K compliant, the software used was not and was rewritten. The new point-of-sale system software has been installed in all stores. In addition, the upgrading of all financial and merchandise distribution systems utilized by Prints Plus has been completed. Total cost of $460,000 was spent for Y2K compliance for all of Prints Plus.

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

Contingency Plans
-----------------
Taking the previous information into consideration, the Company has developed contingency plans for possible Y2K compliance problems.

FORWARD LOOKING STATEMENTS
The statements contained in this report which are not historical facts are forward-looking statements that involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements, such as the Company's outlook for Sears Portrait Studios and Prints Plus, readiness, expectant costs and contingency planning regarding Year 2000 issues, future cash requirements and capital expenditures, are only predictions or expectations; actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to customer demand for the Company's products and services, the overall level of economic activity in the Company's major markets, competitors' actions, manufacturing interruptions, dependence on certain suppliers, changes in the Company's relationship with Sears, Roebuck & Company and the condition and strategic planning of Sears, Roebuck & Company, fluctuations in operating results, the attraction and retention of qualified personnel and other risks as may be described in the Company's filings with the Securities and Exchange Commission, including its Form 10-K for the year ended February 6, 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS-RESULTS OF OPERATIONS
----------------------------------------------------------

NET SALES (in thousands of dollars)
Sixteen weeks Ended November 13, 1999 and November 14, 1998
                                   Sixteen Weeks Ended
                                   -------------------
                             Nov. 13,    Nov. 14,     Amount
                               1999        1998       Change
                             ---------   ---------   --------
Portrait Studios             $ 97,596    $106,171    $(8,575)
Wall Decor                     17,967      17,834        133
                             ---------   ---------   --------
     Total net sales         $115,563    $124,005    $(8,442)
                             =========   =========   ========

NET SALES (in thousands of dollars)
Forty weeks Ended November 13, 1999 and November 14, 1998
                                   Forty Weeks Ended
                                   -----------------
                             Nov. 13,     Nov. 14,    Amount
                               1999         1998      Change
                             ---------   ---------   --------
Portrait Studios             $221,152    $224,646    $(3,494)
Wall Decor                     43,302      43,710       (408)
                             ---------   ---------   --------
     Total net sales         $264,454    $268,356    $(3,902)
                             =========   =========   ========

NET SALES
Total net sales for the third quarter of 1999 declined 6.8% to $115.6 million when compared to $124.0 million in the third quarter of 1998. The entire sales decline is attributed to the Portrait Studio segment. Wall Decor recorded a slight sales increase. Total net sales for the first three quarters declined 1.5% to $264.5 million from $268.4 million last year, primarily due to lower sales in the Portrait Studio segment.

Portrait Studios third quarter 1999 net sales declined 8.1% to $97.6 million from $106.2 million recorded last year. Factors contributing to the Portrait Studio sales decline in the third quarter 1999 were a lower average sales per customer and a reduction in numbers of customer portrait sittings.

The Smile Savers Plan, which was expanded to all locations in the second quarter of 1999, was the primary contributing factor in the lower average sale per customer as enrollment fees amounting to $11.9 million during the quarter, of which approximately 50% are deferred revenues, had a dampening influence on customer purchases of other products and services. The Smile Savers Plan is designed to increase repeat visits and develop long-term customer loyalty by allowing customers to pay a one-time fee for unlimited customer visits for a two-year period. Ultimately, management believes that the Smile Savers Plan will increase sales due to increased repeat customer visits and as initial deferred sales are largely neutralized by the amortization of deferred sales balances.

For the forty weeks ended November 13, 1999, Portrait Studio net sales declined 1.6% to $221.2 million from $224.6 million last year due primarily to reduced sales in the third quarter.

Wall Decor net sales were relatively unchanged both for the third fiscal quarter and the forty weeks ended November 13, 1999 from last year levels.

SELECTED FINANCIAL DATA (in thousands of dollars)
Sixteen weeks Ended November 13, 1999 and November 14, 1998
                                   Sixteen Weeks Ended
                                   -------------------
                             Nov. 13,     Nov. 14,    Amount
                               1999         1998      Change
                             ---------   ---------   ---------
Operating earnings (loss):
  Portrait Studios           $  3,038    $ 13,577    $(10,539)
  Wall Decor                   (1,045)       (674)       (371)
                             ---------   ---------   ---------
Total operating earnings        1,993      12,903     (10,910)
General corporate expenses      4,583       4,879         296
Interest expense                1,605       1,415        (190)
Interest income                 1,033       1,104         (71)
Other expenses                  3,000           -      (3,000)
Other income                    1,019       1,596        (577)
                             ---------   ---------   ---------
Earnings (loss) before
  income taxes              $  (5,143)   $  9,309    $(14,452)
                            ==========   =========   =========

SELECTED FINANCIAL DATA (in thousands of dollars)
Forty weeks Ended November 13, 1999 and November 14, 1998
                                   Forty Weeks Ended
                                -----------------------
                             Nov. 13,     Nov. 14,    Amount
                               1999         1998      Change
                             ---------   ---------   --------
Operating earnings (loss):
  Portrait Studios           $  7,715    $ 20,099    $(12,384)
  Wall Decor                   (3,006)     (2,620)       (386)
                             ---------   ---------   ---------
Total operating earnings        4,709      17,479     (12,770)
General corporate expenses     10,297      10,056        (241)
Interest expense                3,720       3,557        (163)
Interest income                 2,441       2,734        (293)
Other expense                   3,000           -      (3,000)
Other income                    3,361       4,065        (704)
                             ---------   ---------   ---------
Earnings (loss) before
  income taxes              $  (6,506)   $ 10,665    $(17,171)
                            ==========   =========   =========

OPERATING EARNINGS
Operating earnings declined sharply in the third quarter of 1999 to $2.0 million from $12.9 million in last year's third quarter. The primary factors contributing to the decline were the sales shortfall in the Portrait Studio segment coupled with planned increases in studio employment costs. The Wall Decor operation contributed to the third quarter decline in operating earnings due primarily to lower gross profit margins.

Operating earnings were $4.7 million and $17.5 million for the forty weeks ended November 13, 1999 and November 14, 1998, respectively. The operating earnings decline is primarily due to the third quarter sales decline, increased studio employment costs and lower third quarter gross profit margins in the Wall Decor operation. Portrait Studio employment costs increased $3.6 million and $9.5 million for the third quarter of 1999 and the first three quarters of 1999, respectively. Studio employment cost increases resulted from higher wage rates due to the tight labor market, the Company's new compensation program and increased labor hours resulting from more intense customer servicing, training on the new Store Automation System ("SAS") and increased training for seasonal employees to enhance the skill levels of these employees during peak demand periods. The Company introduced a new studio employment compensation program called Independent Study Programs ("ISP") which rewards certain studio employees with increased wage rates in exchange for learning and enhancing job skills. SAS installation was completed in the third quarter of 1999 along with initial training on the system.

Operating earnings for Portrait Studios were also negatively affected by the write-off of $517,000 in remaining book value for the replacement of an older point-of-sales system and were positively affected by decreased advertising expenses of $1.4 million for the third quarter and first three quarters of 1999, respectively.

Management believes fourth quarter sales will be more in line with last year than the sharp decline experienced in the third quarter, however, profits will probably be below last year levels due to higher expense levels.

NET EARNINGS (LOSS) AND EARNINGS PER SHARE
Net losses before income taxes were $5.1 million and $6.5 million for the third quarter and first three quarters of 1999, respectively, compared to the third quarter and first three quarters of 1998 net earnings before taxes of $9.3 million and $10.7 million, respectively. The decrease in earnings for both periods of time is due to the decrease in operating earnings previously discussed, a slight increase in net interest expense, a special $3.0 million charge related to the termination of the Merger Agreement (primarily legal, travel, accounting and other expenses the Company incurred during the merger process and legal and related expenses incurred through the third quarter of 1999 resulting from claims against the Company by ASCP Affiliates, and the Company's counter claim against these entities) and a reduction in the amount amortized into income for the two-year Kodak non-compete agreement which expired in the third quarter of 1999. Corporate expenses were slightly higher for the first three quarters of 1999 due to higher employee medical costs but were lower during the third quarter of 1999 due primarily to a reduction in accrued bonuses.

Diluted losses per share were $0.34 for the third quarter of 1999 compared to earnings per share of $0.59 for the third quarter of 1998. Diluted losses per share were $0.43 for the first three quarters of 1999 compared to earnings per share of $0.68 for the first three quarters of 1998. Both quarterly and year-to-date changes reflect the decrease in net earnings and a reduction in the number of weighted average shares outstanding.

MANAGEMENT'S DISCUSSION AND ANALYSIS - FINANCIAL CONDITION AND
----------------------------------------------------------------
CASH FLOW
---------
Total assets decreased 2.0% in third quarter 1999 from year-end 1998 as decreases in cash and cash equivalents were offset by seasonal increases in inventories and receivables, refundable income taxes and a slight increase in property, plant and equipment. The decline in cash and cash equivalents reflects the purchase of 653,300 shares of CPI Corp. common stock for $16.2 million through the stock repurchase program.

Total liabilities increased 15.7% in the third quarter of 1999 reflecting seasonal increases in accounts payable and accrued expenses and a $7.6 million increase in deferred sales resulting from the Smile Savers Program which is partially offset by $3.2 million amortization of the Kodak non-compete agreement into income.

Stockholders' equity decreased 19.9% in the third quarter 1999 from year-end reflecting treasury stock repurchases, net losses and payment of cash dividends to shareholders.

On December 13, 1999, the Company's Board of Directors authorized the purchase of up to one million additional shares of it's outstanding common stock.

With its strong cash and cash equivalents position. the Company believes it has sufficient liquidity to meet planned capital expenditures, normal working capital requirements and dividends to shareholders.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------
Market risks relating to the Company's operations results primarily from changes in interest rates and changes in foreign exchange rates. The Company's debt obligations have primarily fixed interest rates, therefore, the Company's exposure to changes in foreign exchange rates relates to the Canadian operations, which is minimal as these operations constitute less than 6% of the Company's total assets, and less than 6% of the Company's total sales.

                     PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On October 18, 1999, CPI Corp. announced the filing of a claim against American Securities Capital Partners, L.P. and its affiliates SPS International Holdings, Inc., and SPS Acquisition, Inc. (collectively, "ASCP Affiliates) asserting that the ASCP Affiliates were in willful breach of their obligations under the June 15, 1999 Merger Agreement. CPI seeks damages for the willful breach of the Merger Agreement by ASCP Affiliates and also asserts claims in an amount up to $80 million together with attorney's fees and costs. ASCP Affiliates claim demanded reimbursement from the Company for expenses incurred in connection with the Merger Agreement.

ITEM 5.  OTHER ITEMS

         On August 4, 1999, CPI Corp. issued an 8-K reporting that CPI Corp. entered into agreements (the "First Amendments") to amend its three license agreements with Sears, Roebuck and Company which extended the agreements to a ten-year period. Additionally, these First Amendments also included a covenant by the Company not to compete in the portrait business in the United States, Canada or Puerto Rico during the term of the license agreements. This amendment was contingent on successful completion of the June 15, 1999 Merger Agreement with SPS International Holdings, Inc. and SPS Acquisition, Inc. and CPI Corp. Since the Merger has been terminated, the amendment to the license agreement will become null and void on December 31, 1999, in accordance with terms in the amendment.

         On December 20, 1999, CPI Corp. entered into agreements (the "Second Amendments") to amend two license agreements with Sears, Roebuck and Company which extended the agreements to a ten-year period. Additionally, these Second Amendments also included a covenant by the Company not to compete in the portrait studio business in the United States during the tern of the License Agreements and Licensee may not assign, transfer, sublicense or convey any of its rights or obligations under this Agreement in whole or in part, without Sears' prior written consent.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) EXHIBITS:
            The following exhibits are being filed as part of this Report:

            Exhibit  5.1 - Second Amendment to License Agreement
                           Sears, Roebuck and Co.
            Exhibit  5.2 - Second Amendment to License Agreement
                           Sears, Roebuck and Co. (Off-Premise)
            Exhibit 11.1 - Computation of Earnings per Common
                           Share - Diluted
                           Sixteen Weeks ended November 13, 1999
                           and November 14, 1998
            Exhibit 11.2 - Computation of Earnings per Common
                           Share - Diluted
                           Forty Weeks ended November 13, 1999
                           and November 14, 1998
            Exhibit 11.3 - Computation of Earnings per Common
                           Share - Basic
                           Sixteen Weeks ended November 13, 1999
                           and November 14, 1998
            Exhibit 11.4 - Computation of Earnings per Common
                           Share - Basic
                           Forty Weeks ended November 13, 1999
                           and November 14, 1998
            Exhibit 27.1 - Financial Data Schedule

         b) REPORTS ON FORM 8-K

            - On August 4, 1999, CPI Corp. issued an Item 5 -
              Other Event reporting that CPI Corp. entered into agreements (the "First Amendments") to amend its three license agreements with Sears, Roebuck and Company. In addition, these First Amendments also include a covenant by the Company not to compete in the portrait photography business in the United States, Canada or Puerto Rico during the term of the license agreements.

            - On August 25, 1999, CPI Corp. reported the issuance
              of a press release on August 25, 1999 announcing second quarter results.

            - On October 7, 1999, CPI Corp. reported the issuance
              of a press release announcing that it had provided American Securities Capital Partners, L.P. with current financial information in connection with it's finance arrangements for the acquisition of CPI Corp.

            - On October 12, 1999, CPI Corp. reported the issuance
              of a press release announcing the termination of the Agreement and Plan of Merger dated June 15, 1999 by and among SPS International Holdings, Inc., SPS Acquisition, Inc. and CPI Corp.

            - On October 14, 1999, CPI Corp. reported the issuance
              of a press release dated October 13, 1999 announcing that CPI Corp. was resuming stock repurchases in the open market.

            - On October 19, 1999, CPI Corp. reported the issuance
              of a press release dated October 18, 1999 announcing the filing of a claim against American Securities Capital Partners, L.P. ("ASCP") and its affiliates SPS International Holdings, Inc. and SPS Acquisition, Inc.

            - On October 22, 1999, CPI Corp. reported the issuance
              of a press release dated October 21, 1999 announcing that it had cancelled the special meeting of its stockholders which was scheduled for 10 a.m. on Tuesday, October 26, 1999.

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





                                           CPI Corp.
                                         (Registrant)




                                By:   /s/ Barry Arthur
                                     ---------------------------
                                     Barry Arthur
                                     Authorized Officer and
                                     Principal Financial Officer

Dated:  December 23, 1999

                              CPI CORP.

                             EXHIBIT INDEX



Exhibit  5.1 - Second Amendment to License Agreement     31-35
               Sears, Roebuck and Co.

Exhibit  5.2 - Second Amendment to License Agreement     36-40
               Sears, Roebuck and Co. (Off-Premise)

Exhibit 11.1 - Computation of Earnings per Common           41
               Share - Diluted
               Sixteen Weeks Ended November 13, 1999
               and November 14, 1998

Exhibit 11.2 - Computation of Earnings per Common           42
               Share - Diluted
               Forty Weeks Ended November 13, 1999
               and November 14, 1998

Exhibit 11.3 - Computation of Earnings per Common           43
               Share - Basic
               Sixteen Weeks Ended November 13, 1999
               and November 14, 1998

Exhibit 11.4 - Computation of Earnings per Common           44
               Share - Basic
               Forty Weeks Ended November 13, 1999
               and November 14, 1998

Exhibit 27.1 - Financial Data Schedule


