Form 10-K405
period 2000-02-05
CPI CORP
filed 2000-04-26
CIK 25354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                            FORM 10-K405

[X] Annual Report Pursuant to Section 13 or 15(D) of the
    Securities Exchange Act of 1934

    For the fiscal year ended February 5, 2000

                             OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934 [No Fee Required]

    For the transition period from            to
                                   ----------   ----------
COMMISSION FILE NUMBER 1-10204
                       -------
                              CPI CORP.
                              ---------
        (Exact name of registrant as specified in its charter)

          DELAWARE                            43-1256674
          --------                            ----------
(State or other jurisdiction of             (I.R.S. employer
incorporation or organization)             identification no.)

1706 WASHINGTON AVENUE, ST. LOUIS, MISSOURI          63103-1790
-------------------------------------------          ----------
 (Address of principal executive offices)            (Zip code)

(Registrant's telephone number including area code) (314)231-1575
                                                    -------------
Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK $.40 PAR VALUE            NEW YORK STOCK EXCHANGE
---------------------------            -----------------------
   Title of each class                  Name of each exchange
                                         on which registered

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES  [X]   NO  [ ]

Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

Aggregate market value of the registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange - Composite Transaction Listing on
April 6, 2000 ($22.50 per share): $171,858,825.

As of April 6, 2000, 8,091,046 shares of the common stock, $0.40 par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held June 1, 2000 are incorporated by reference into Part III of this Report.

PAGE NUMBERS REFER TO PAPER DOCUMENT

                        TABLE OF CONTENTS



PART I
------

Item 1.      Business                                          3
Item 2.      Properties                                       10
Item 3.      Legal Proceedings                                11
Item 4.      Results of Votes of Security Holders             12

PART II
-------

Item 5.      Market for Registrant's common stock and
               Related Stockholder Matters                    13
Item 6.      Selected Financial Data                          14
Item 7.      Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                     17
Item 7A.     Quantitative and Qualitative Disclosures
               About Market Risk                              26
Item 8.      Financial Statements and Supplementary Data      27
Item 9.      Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure         66

PART III
--------

Item 10.     Directors, Executive Officers, Promoters,
               and Control Persons of the Registrant          67
Item 11.     Executive Compensation                           67
Item 12.     Security Ownership of Certain Beneficial
               Owners and Management                          67
Item 13.     Certain Relationships and Related
               Transactions                                   67

PART IV
-------

Item 14.     Exhibits, Financial Statement Schedules
               and Reports on Form 8-K                        68
             Signatures                                       73

                           PART I
ITEM I.  BUSINESS

THE COMPANY
-----------

     CPI Corp. is a holding company engaged, through its subsidiaries, in the development and marketing of consumer services and related products through a network of centrally-managed, small retail locations. Founded in 1942, CPI Corp. became a publicly held company in 1982 and is now a leader in the professional portrait photography of pre-school children. Unless the context otherwise requires, references herein to "the Company" or "CPI Corp." mean CPI Corp., its consolidated subsidiaries and their predecessor companies.

     CPI Corp. is the exclusive operator of all Sears Portrait Studios in the United States, Canada and Puerto Rico, operating 1,027 locations as of February 5, 2000, and is materially dependent upon the continued goodwill of Sears, Roebuck and Company ("Sears") and the integrity of the Sears name in the retail marketplace. The Company believes its relations with Sears are excellent and that they have been beneficial to both companies. See "RELATIONSHIP WITH SEARS" later in this section for a more detailed discussion.

     The Company provides its customers with a professional portrait studio experience and offers a variety of products tailored to maximize customer satisfaction. Portraits range from wallet size to 16" by 20", with the availability of Portrait Creations(R), greeting cards and passport photos. The Company also provides photo accessories, such as picture frames and photo albums, and services that include the Portrait Preview System(R) and Smile Savers Plan(R).

     The executive offices of CPI Corp. are located at 1706
Washington Avenue, St. Louis, Missouri, 63103-1790. CPI Corp.'s telephone number is (314) 231-1575 and address on the world-wide-web is http://www.cpicorp.com.

OTHER BUSINESSES
----------------

     Wall Decor... On April 7, 2000, the Company announced it is in the process of completing the negotiation of a definitive agreement to sell its Wall Decor segment, a business operated by the Company since 1993 under the name of Prints Plus, Inc. ("Prints Plus"). Prints Plus is a retail chain with 156 locations as of February 5, 2000, which markets posters, prints and custom framing services. As a result of the decision to exit this business, in fiscal year 1999, a loss of $10.1 million before taxes was recorded to recognize anticipated losses and related expenses in connection with the sale. The Company has also classified the Wall Decor segment as a discontinued operation and has reclassified the prior years' financial statements to reflect this change.

     Photofinishing... In addition, in 1982, the Company started a photofinishing business and continued operations until October
1996. The following is a listing of the Company's business activities in the photofinishing business:

June 1996    - Sold 50 one-hour photofinishing stores to Wolf
               Camera, Inc.
October 1996 - Established a joint venture with Eastman Kodak
               Company by selling 51% interest in existing photofinishing operations.
October 1997 - Sold remaining 49% interest to Eastman Kodak
               Company.

     Electronic Publishing... From 1988 until 1996, the Company also operated an Electronic Publishing division. In April 1996, the Company announced its intentions to sell the assets of this division, and in May of 1996, the sale was completed. The Company classified the Electronic Publishing operation as a discontinued operation in fiscal year 1995 and reclassified the prior years' financial statements to reflect this change.

     Further financial information on continuing and discontinued operations of the Company is in Part II, Item 7. "MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", and Part II, Item 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA".

COMPANY STRATEGY
----------------

     The Company's business objectives are to increase market share and profitability through the following initiatives:

     1) CREATE AN ENGAGING AND INVITING EXPERIENCE. The Company believes that a key to success in the retail portrait photography market is to create as inviting an environment as possible.
Therefore, the Company offers spacious studios and trains employees to provide a positive experience for customers.

         a) Employee Training... In early 1999, the Company introduced a new studio training plan to improve customer service. The plan, the Independent Study Program ("ISP"), offers employees training through a series of three modules covering portrait quality, photographic skills and studio operations. In the portrait quality segment, employees capture digital images on disks and send them to headquarters for grading and feedback, while the other segments are conducted in-studio by specially trained senior studio managers.

         b) Studio Remodeling... To enhance the total portrait experience, the Company has significantly improved the function-ality and ambiance of studios, increasing their size and install-ing new custom fixtures and furniture. The new decor features rich, vibrant colors, bold graphics and dramatic lighting.

     The Company's remodeled studios have increased in average size from approximately 800 to 1,400 square feet, providing space for additional camera rooms and larger waiting areas. The typical remodeled studio consists of two or more camera rooms, a portrait viewing and sales area with a point-of-sale computer and a reception area. In addition, the Company has expanded its selection of backgrounds and props.

         c) Technology Platform... The Company, in order to provide a better portrait studio environment, has been working on a new software platform, Store Automated System ("SAS"), that will ultimately integrate all studio activities. The Company believes that this new technology platform will simplify the user interface of in-store systems, streamline the workflow in the studio environment, provide better tools for studio associates to run the business, improve data integrity and provide a flexible, scalable platform to develop future products.

     2) USE SOPHISTICATED, TARGETED MARKETING. The Company designs the portrait photography marketing efforts to optimize the productivity of marketing expenditures:

         a) Smile Savers Plan(R)... A customer loyalty program by which customers pay a single enrollment fee for unlimited sittings over a 2-year period rather than paying a sitting fee for each studio visit.

         b) Growing Family Network... In April 1998, the Company joined a limited number of participants in a new direct marketing program designed to target new mothers with a series of promotional contacts.

         c) Customer Database... The Company has established and continues to build an exclusive database of over 12 million customers. The Company can use the database to focus direct mail campaigns and better understand customers' buying patterns.

     3) BUILD OUR CUSTOMER FOCUS. The Company fosters a culture that is focused on meeting the needs of portrait photography customers. The Company is able to alter its products and service offerings to maximize its customers' satisfaction and purchases.

         a) Provide competitive pricing... The price a customer pays is the sum of two components: a sitting or session fee and a charge for the portraits purchased in one of two ways: package or custom selections. A customer purchasing a package receives a specified assortment of single pose portraits for a fixed price. Package customers may also purchase additional portraits. A customer purchasing a custom selection of portraits purchases individual portrait sheets featuring a range of poses and portrait sizes and pays based on the number of sheets purchased.

         b) Introduction of new products and services... Using selected studios as test facilities, the Company experiments with marketing and operating programs in an actual retail environment. Three resulting programs include: (1) Portrait Preview System(R), which provides the customer the flexibility to select her favorite expression and poses of her child and an instant full-color proof sheet, which she may take home on the day of her visit; (2) Portrait Creations(R), which uses digital imaging capabilities to offer customers the choice of three poses from the same sitting in a unifying theme such as a personal event, a holiday or an activity, which can be taken home immediately; and
(3) Smile Savers Plan(R), a customer loyalty program.

     4)  BUILD STRATEGIC ALLIANCES.   Working closely with a
variety of strategic partners, the Company is able to leverage partners' state-of-the-art technology, which can quickly and efficiently be adapted and applied to marketing and customer service initiatives. This strategy enabled the Company to apply new technology-based concepts to develop SAS.

RELATIONSHIP WITH SEARS
-----------------------

     The Company has enjoyed a strong 40-year relationship with Sears, as evidenced by having been awarded the prestigious "Partners in Progress" award thirteen times since the inception of the award seventeen years ago. In 1995, Sears also bestowed on the Company the first "Partners in Progress" award ever accorded a licensee in Canada. In 1994 and 1998, Sears honored the Company with the first "Chairman's Award" ever given to a Sears licensed business in recognition of significant product innovations. In 1996, the Company was the sole recipient of the newly created Sears "Golden Opportunities" award for the most responsive handling of customer complaints of all its licensees.

     As a Sears licensee, the Company enjoys the benefits of using the Sears name, access to prime retail locations, Sears' daily cashiering and bookkeeping system, store security services and customers' ability to use their Sears credit cards to purchase products or services, for which Sears bears all credit and authorization risk.

     As of February 5, 2000, the Company operated 847 full-line
Sears Portrait Studios in the United States and, except in connection with store closings, has never had Sears terminate the operation of any portrait studio under any license agreement.

     On November 10, 1999, Sears extended the Company's license agreements to act as portrait photography licensee for Sears stores in the United States and Puerto Rico through December 31, 2008. These agreements provide for the Company to pay Sears a license fee of 15% of total annual net sales for studios located in Sears stores. Net sales are defined as gross sales less customer returns, allowances and sales taxes. The Company provides all studio furniture, equipment, fixtures, leasehold improvements and advertising. The Company is responsible for hiring, training and compensating Company employees and must indemnify Sears against claims arising from the operation of the Sears Portrait Studios business.

     As of February 5, 2000, the Company also operated 65 free-standing studios in the United States that operate under the Sears name in retail malls that are without a Sears store. In addition to mall rent, the Company pays Sears a license fee of 7.5% of total annual net sales per studio in these locations.
The Company provides all studio furniture, equipment, fixtures, leasehold improvements and advertising. The Company is also responsible for hiring, training and compensating Company employees. These studios benefit from inclusion in advertising that promotes Sears department store studios in the market. The license agreement with Sears for these remote studios was amended on November 10, 1999, extending the term to December 31, 2008.

      As of February 5, 2000, all 115 Canadian studios operate under a license agreement with Sears Canada, Inc., a subsidiary of Sears. The agreement, originally negotiated in 1977, renews automatically on a year-to-year basis but is terminable by either party on 60 days' notice. The license fee is 15% of total annual net sales. Pursuant to the license agreement, the Company provides all studio furniture, equipment, fixtures, leasehold improvements, advertising and is responsible for hiring, training and compensating Company employees.

INDUSTRY
--------

     The Company operates within the professional portrait photography industry, specializing in pre-school children's portraits, and also targets other significant market segments, including school age children, adults and various other groups including family, weddings and business.

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

SEASONALITY
-----------

     In the professional portrait photography business, sales are seasonal, with the largest volume occurring in the twelve-week fourth quarter, which includes the Thanksgiving and Christmas seasons. The Christmas season accounts for a high percentage of Sears Portrait Studio sales and earnings, and the fourth fiscal quarter (mid November through early February) typically produces a large percentage of annual sales and earnings.

SUPPLIER RELATIONSHIPS
----------------------

     The Company purchases photographic paper and film for its studio operations from two major manufacturers. The Company purchases other equipment and supplies used in its studios from a number of suppliers and is not dependent upon any supplier for any specific kind of equipment. The Company has had no difficulty in the past obtaining sufficient materials to conduct its businesses. The Company believes its relationships with suppliers are good.

INTELLECTUAL PROPERTY
---------------------

     The Company owns numerous registered service marks and trademarks, including Portrait Creations(R) and Smile Savers Plan(R), which have been registered with the United States Patent and Trademark Office. The Company's rights to these trademarks will continue as long as the Company complies with the usage, renewal filing and other legal requirements relating to the renewal of trademarks.

ENVIRONMENTAL
-------------

     The Company's operations are subject to normal environmental protection regulations. Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, is not expected to have a material effect upon the capital expenditures, earnings or competitive position of the Company. At present, the Company has not been identified as a potentially responsible party under the Comprehensive Environmental Responses, Compensation and Liability Act and has not established any reserves or liabilities relating to environmental matters.

EMPLOYEES
---------

     At February 5, 2000, the Company had approximately 6,800 employees, of which approximately 4,200 were part-time or temporary employees. The Company's employees are not members of any union, and the Company has experienced no work stoppages. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

     The following table sets forth certain information concerning the Company's principal facilities:

PRINCIPAL FACILITIES - CPI CORP.
                     APPROXIMATE
                       AREA IN         PRIMARY         OWNERSHIP
 LOCATION            SQUARE FEET        USES           OR LEASE
-------------------  ------------ ------------------  ----------

St. Louis, Missouri    270,000    Administration and   Owned
                                    Photoprocessing
St. Louis, Missouri    155,000    Parking Lots         Owned
St. Louis, Missouri     57,574    Warehousing          Leased(1)
St. Louis, Missouri     14,340    Printing             Leased(2)
St. Louis, Missouri     20,150    Warehousing          Leased(3)
Brampton, Ontario       40,000    Administration,      Owned
                                    Warehousing and
                                    Photoprocessing
Las Vegas, Nevada       12,200    Photoprocessing      Leased(4)
Thomaston, Connecticut  25,000    Administration and   Owned
                                    Photoprocessing

(1)  Lease term expires on June 30, 2002.
(2)  Lease term expires on November 30, 2001.
(3)  Lease term expires on April 30, 2001.
(4)  Lease term expires on July 15, 2001.

     As of February 5, 2000, the Company operated 847 portrait studios in Sears stores in the United States pursuant to the license agreements with Sears, 115 studios in Canada under a separate license agreement with Sears Canada, Inc. and 65 Sears Portrait Studios in shopping centers without Sears stores, which are generally leased for at least three years with some having renewal options. See Part I, Item 1. "BUSINESS, RELATIONSHIP WITH SEARS" for more information on the Sears license agreements.

     The Company believes that the facilities used in its operations are in satisfactory condition and adequate for its present and anticipated future operations.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a defendant in a lawsuit filed on October 12, 1999 in New York Supreme Court, County of New York, concerning a terminated merger agreement under which entities controlled by affiliates of American Securities Capital Partners, L.P. (collectively, "ASCP Affiliates") and the Company's management were to acquire the Company for $37.00 per share in cash (the "Merger Agreement"). ASCP Affiliates asserted that the Company had experienced or been affected by an event, change, effect or development that individually or in the aggregate had or would reasonably be expected to have a material adverse effect on the Company's financial position and, citing those grounds, terminated the Merger Agreement. ASCP Affiliates also asserted that they reserved the right to assert any other grounds for termination of the Merger Agreement, including the fact that one or more of the conditions to the financing could not be met.
ASCP Affiliates filed an action seeking a declaration that they were entitled to terminate and demanding reimbursement from the Company for expenses incurred in connection with the Merger Agreement, not to exceed $6.0 million.

     The Company filed its answer and a counter claim to the above described lawsuit on October 18, 1999 in New York against ASCP Affiliates asserting they were in willful breach of their obligations under the Merger Agreement. The Company further asserted ASCP Affiliates willfully failed to use their reasonable best efforts to complete the financing for the transaction and that they reneged on their obligation to use bridge financing available. The Company's counter claim seeks damages for the willful breach of the Merger Agreement by ASCP Affiliates and also asserts claims in an amount not to exceed $80.0 million, together with attorneys fees and costs, from American Securities Capital Partners L.P. under its guarantee of its affiliates' performance of obligations under the Merger Agreement.

     While acknowledging the uncertainties of litigation, management believes that these matters will be resolved without a material negative effect on the Company's consolidated financial position or results of operations. Accordingly, the Company has not recorded any amounts related to this litigation in the accompanying consolidated financial statements.

     The Company is also a defendant in certain lawsuits arising in the ordinary course of business, none of which is expected to have a material impact. It is the opinion of management that the ultimate liability, if any, resulting from such suits will not materially affect the consolidated financial position or results of operations of the Company.

ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS

     No matters were submitted to stockholders for a vote during the fourth quarter of fiscal year 1999.

                            PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

(a) Price Range of Common Stock and Dividends

    Since April 17, 1989, the Company's common stock has been traded on the New York Stock Exchange under the symbol CPY. The following tables set forth the high and low sales prices of the common stock reported by the New York Stock Exchange and the dividend declared for each full quarterly period during the Company's last two fiscal years.

    FISCAL YEAR 1999
    (ending Feb. 5, 2000)       HIGH        LOW        DIVIDEND
    ---------------------     --------    --------     --------
    First Quarter             $  29.00    $  21.19     $  0.14
    Second Quarter               34.88       26.31        0.14
    Third Quarter                34.56       20.00        0.14
    Fourth Quarter               26.38       17.69        0.14

    FISCAL YEAR 1998
    (ending Feb. 6, 1999)
    ---------------------
    First Quarter             $  27.44    $  23.18     $  0.14
    Second Quarter               27.38       22.75        0.14
    Third Quarter                25.75       18.12        0.14
    Fourth Quarter               27.44       20.44        0.14

(b) Shareholders of Record

    As of April 6, 2000, the market price of the Registrant's common stock was $22.50 per share with 8,091,046 shares outstanding and 1,948 holders of record.

(c) Dividends

    The Company intends, from time to time, to pay cash dividends on its common stock, as its Board of Directors deems appropriate, after consideration of the Company's operating results, financial condition, cash requirements, general business conditions and such other factors as the Board of Directors deems relevant.

(d) There were no sales or issuances of the Company's equity shares that were not registered under the Securities Act.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

FINANCIAL HIGHLIGHTS (1) (in millions of dollars)
--------------------
                                    1999      1998      1997      1996      1995
INCOME DATA
  Net sales                        $319.1    $325.5    $303.7    $404.4    $467.9
  Income from cont. operations        6.7      28.4      29.2      17.1      26.3
  Net interest expense (2)            1.7       0.9       2.0       3.8       4.6
  Other income (expense) (3) (4)     (0.1)      5.3       2.2       0.5       0.6
  Gain (loss) on sale of interest
   in Photofinishing segment (5)        -         -      (4.2)      6.2         -
  Interest in joint venture (5)         -         -      (3.3)     (0.5)        -
  Income taxes                        1.7      11.5       8.6       7.2       8.0
  Net earnings from continuing
   operations                         3.2      21.3      13.3      12.3      14.2

(1) In 1999, the Company has classified the Wall Decor segment as a discontinued operation and has reclassified the prior years' consolidated financial statements to reflect this change.  In addition, for more detailed financial information see Part II,
    Item 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
    OPERATIONS".
(2) In 1998 and 1997, $2.8 million and $1.1 million, respectively, in interest income for amortization was recognized from the Promissory Note.
(3) In 1999, 1998 and 1997, the Company recognized $3.2 million, $5.0 million and $1.8 million, respectively, in other income from the Noncompete Agreement.
(4) In 1999, the Company, recognized $3.5 million in other expense for costs related to the termination of the Merger Agreement.
(5) In October 1996, the Company recorded a $6.2 million gain before taxes on the sale of its interest in the Photofinishing segment and the formation of a joint venture.  In addition, in October 1997, the Company recorded a $4.2 million loss before taxes on the sale of its interest in the joint venture formed in October 1996.

FINANCIAL HIGHLIGHTS (1)
--------------------
                                    1999      1998      1997      1996      1995
PER SHARE
  Net earnings from continuing
    operations - diluted (2)       $  0.32   $  2.08   $  1.12   $  0.91   $  1.02
  Net earnings from continuing
    operations - basic (2)            0.33      2.14      1.14      0.92      1.03
  Dividends                           0.56      0.56      0.56      0.56      0.56
  Avg. shares outstanding
   (millions of shares)-diluted      10.0      10.2      11.8      13.5      14.0
  Avg. shares outstanding
   (millions of shares)-basic         9.7       9.9      11.6      13.4      13.9

(1) In 1999, the Company has classified the Wall Decor segment as a discontinued operation and has reclassified the prior years' consolidated financial statements to reflect this change.  In addition, for more detailed financial information see Part II,
    Item 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
    OPERATIONS".
(2) The Company recorded the repurchase of 1,166,650 shares of common stock for $28.2 million in 1999, 252,214 shares of common stock for $5.4 million in January 1998,
    2,059,499 shares of common stock for $47.7 million in 1997, and 2,250,000 shares of common stock for $43.6 million in November 1997.

FINANCIAL HIGHLIGHTS (1) (in millions of dollars)
--------------------
                                    1999      1998      1997      1996      1995
BALANCE SHEET
  Cash and cash equivalents (2)    $ 49.5    $ 76.0    $ 15.3    $ 21.9    $  8.3
  Current assets                     81.5     113.7      94.4      63.7      72.8
  Net fixed assets                   84.9     111.1     124.7     130.8     167.9
  Net assets of discontinued
   operation                         23.2         -         -         -         -
  Total assets                      199.3     234.7     228.8     246.7     300.5
  Current liabilities                42.1      36.7      47.4      50.8      64.0
  Long-term debt, less current
    maturities                       59.6      59.6      59.5      44.9      54.8
  Stockholders' equity               81.3     116.5     102.1     139.5     174.2

(1) In 1999, the Company has classified the Wall Decor segment as a discontinued operation and has reclassified the prior years' consolidated financial statements to reflect this change.  In addition, for more detailed financial information see Part II,
    Item 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
    OPERATIONS".
(2) The Promissory Note from Kodak of $43.9 million was paid January 4, 1999, which resulted in the increased cash balance in 1998.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS - OVERVIEW
-----------------------------------------------

SAFE HARBOR STATEMENTS UNDER PRIVATE SECURITIES
  LITIGATION REFORM ACT OF 1995

     The statements contained in this report, and in particular in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section which are not historical facts are forward-looking statements that involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements, such as the Company's outlook for Sears Portrait Studios, future cash requirements and capital expenditures, are only predictions or expectations;
actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to: customer demand for the Company's products and services, the overall level of economic activity in the Company's major markets, competitors' actions, manufacturing interruptions, dependence on certain suppliers, changes in the Company's relationship with Sears and the condition and strategic planning of Sears fluctuations in operating results, the attractions and retention of qualified personnel and other risks as may be described in the Company's filings with the Securities and Exchange Commission, including this Form 10-K for the year ended February 5, 2000.

FISCAL YEARS

     The Company's fiscal year ends the first Saturday of February. Accordingly, fiscal years 1999 and 1998 ended February 5, 2000 and February 6, 1999, respectively, and consisted of 52 weeks. Fiscal year 1997 ended February 7, 1998 and consisted of 53 weeks. Throughout "Management's Discussion and Analysis of Financial Condition and Results of Operation," reference to 1999, 1998 or 1997 will mean the fiscal year ended February 5, 2000, February 6, 1999 and February 7, 1998, respectively.

DISCONTINUED OPERATIONS

     On April 7, 2000, the Company announced it is in the process of completing the negotiation of a definitive agreement to sell its Wall Decor segment, a business operated by the Company since 1993 under the name Prints Plus. As a result of the decision to exit this business, in 1999, a loss of $10.1 million before taxes was recorded to recognize anticipated losses and related expenses in connection with the sale. The Company has also classified the Wall Decor segment as a discontinued operation and has reclassified the prior years' financial statements to reflect this change.

TERMINATED MERGER AGREEMENT

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

     On October 12, 1999, the Company announced that it received a notice from ASCP Affiliates asserting that CPI had experienced or been affected by an event, change, effect or development that individually or in the aggregate had or would reasonably be expected to have a material adverse effect under the Merger Agreement, and has terminated the Merger Agreement. ASCP Affiliates also asserted that they reserved the right to assert any other grounds for termination of the Merger Agreement, including the fact that one or more of the conditions to the financing could not be met. In addition, ASCP Affiliates filed an action seeking a declaration that they were entitled to terminate and demanding reimbursement from the Company for expenses incurred in connection with the Merger Agreement, not to exceed $6.0 million. The Company has made no provisions for these expenses in the accompanying consolidated financial statements.

     The Company filed its answer and a counter claim to the above described lawsuit on October 18, 1999 in New York against the ASCP Affiliates asserting that the ASCP Affiliates were in willful breach of their obligations under the Merger Agreement. CPI asserts that the ASCP Affiliates willfully failed to use their reasonable best efforts to complete the transaction, including failing to complete the financing for the transaction and that they reneged on their obligation to use bridge financing available. CPI's counter claim seeks damages for the willful breach of the Merger Agreement by ASCP Affiliates and also asserts a claim in an amount up to $80 million, together with attorney's fees and costs, from American Securities Capital Partners L.P. under its guarantee of its affiliates performance of obligations under the Merger Agreement.

     As a result of these events, the Company has recognized $3.5 million in other expenses for costs related to the termination of the Merger Agreement, which included legal, travel, accounting and other expenses the Company incurred during the merger process and legal and related expenses incurred through 1999 related to claims against the Company by ASCP Affiliates and the Company's counter claim against these entities.

JOINT VENTURE

     In October 1996, the Company announced it had completed a photofinishing joint venture with Eastman Kodak Company ("Kodak") whereby Kodak purchased new shares of a former subsidiary, Fox Photo, Inc. ("Fox"), constituting 51% of the outstanding common stock of Fox for a cash purchase price of $56.1 million. In October 1997, the Company further announced the termination of the photofinishing joint venture. Pursuant to the termination, Kodak purchased the remaining 49% of Fox that it did not already own for a purchase price of $53.9 million that was paid as follows: $10.0 million in cash in consideration of the Company's agreement not to compete with Fox for two years (the "Noncompete Agreement") and $43.9 million in the form of a note that matured and was paid on January 4, 1999 (the "Promissory Note").

     Due to the non-interest bearing nature of the Promissory Note, a discount of $3.9 million was established and was amortized into income until the maturity of the Promissory Note. During 1998 and 1997, $2.8 million and $1.1 million, respectively, in amortization related to the Promissory Note was recognized.

     The Noncompete Agreement with Kodak resulted in recording
$3.2 million, $5.0 million and $1.8 million in 1999, 1998 and 1997, respectively, as a component of other income.

YEAR 2000 ISSUE

     The Year 2000 ("Y2K") issue was primarily the result of computer software and hardware possibly recognizing the two digit year "00" as 1900 rather than 2000. The Company did not experience any major computer or computer applications failure and estimated costs spent in replacing older systems due in part to Y2K compliance issues were $250,000 and $3.4 million in 1999 and 1998, respectively, for administrative operating and data-base systems, and $555,000 in 1999 for new or upgraded laboratory, telephone and physical plant systems. Other computer systems were installed in the last several years but were the result of on-going long-range planning and developments, not Y2K issues.

STOCK REPURCHASE

     Prior to 1999, the Company's Board of Directors had authorized the Company to purchase up to 4,500,000 shares of its outstanding common stock through purchases at management's discretion from time to time at acceptable market prices. On December 13, 1999, the Company's Board of Directors increased this authorization by 1,000,000 shares. Under these authorizations, during 1999 and 1998, the Company purchased 1,166,650 and 252,214 shares of stock for $28.2 million and $5.4 million, respectively, at an average stock price of $24.21 and $21.25, respectively. Acquired shares are held as treasury stock and will be available for general corporate purposes.

     In addition, the Company has also engaged in another transaction involving the repurchase of stock during the reporting periods covered by this Annual Report. In 1997, the Company completed a Dutch Auction tender offer by purchasing 1,999,215 shares of the Company's common stock at $23.00 per share for $46.5 million. To finance the tender offer, the Company used the proceeds from the $10.0 million two-year Noncompete Agreement and other working capital and cash from operations.

     The weighted average shares outstanding have been adjusted to reflect the changes in shares outstanding resulting from the repurchase of the Company's common stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS - RESULTS OF OPERATIONS
------------------------------------------------------------

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

Net Sales
---------
     Net sales for Portrait Studios decreased from $325.5 million for 1998 to $319.1 million, or 2.0%, for 1999. The decrease in net sales resulted from lower average sales per customer and a minor reduction in the numbers of customer portrait sittings. The Smile Savers Plan(R), which was expanded to all locations in 1999, was the primary contributing factor in the lower average sale per customer as enrollment fees had a dampening influence on customer purchases of other products and services. The Smile Savers Plan(R) is designed to increase repeat visits, resulting in increased portrait purchases, and develop long-term customer loyalty by allowing customers to pay a one-time fee for unlimited customer visits for a two-year period and resulted in $10.8 million in revenue being deferred in 1999. Ultimately, the Company believes the Smile Savers Plan(R) will increase sales due to increased repeat customer visits and as initial deferred sales are largely neutralized by the amortization of deferred sales balances.

Income From Continuing Operations
---------------------------------
     Income from continuing operations decreased from $28.4 million in 1998 to $6.7 million, or 76.3%, in 1999. This decrease is due to a slight decrease in sales and due to costs and expenses increasing from $297.2 million in 1998 to $312.4, or 5.1%, in 1999 as a result of higher selling, general and administrative expenses.

     Specifically, Sears Portrait Studio employment costs have increased $9.8 million in 1999 from 1998 due to higher wage rates resulting from a tight labor market, a new training program for studio employees introduced in 1999--the Independent Study Program ("ISP"), and increased labor hours in the studios resulting from more intense customer servicing, training on the new Store Automation System ("SAS") and increased training for seasonal employees to enhance the skill levels of these employees during peak demand periods.

     Income from continuing operations was also negatively affected by an additional expense of $2.6 million before taxes in 1999, which resulted from the abandonment and write-off of old software and computer hardware, done in connection with the Company's completion of its Y2K conversions, redirection of its photo archiving initiatives and completion of the first phase of the SAS installation. This negative impact was partially offset by decreased advertising expenses of $1.6 million in 1999.

     At the end of 1999, the Company also instituted a profit improvement program designed to decrease advertising expenditures, field employment hours and certain administrative support costs in fiscal year 2000. However, this initiative resulted in additional expenses for severance and early retirement costs of $1.0 million in 1999 and consequently decreasing income from continuing operations compared to 1998.

Interest Expense, Interest Income, Other Expense and Other Income
-----------------------------------------------------------------

     Interest expense was relatively unchanged from 1998 to 1999. The decrease in interest income from $3.7 million in 1998 to $3.1 million, or 15.3%, in 1999 resulted from a decrease in interest income of $2.8 million associated with the recognition in 1998 of amortization related to the discount on the Promissory Note which was not recognized in 1999 being partially offset by an increase of $2.2 million in investment interest income due to greater cash and cash equivalent balances in 1999 compared to 1998.

     In 1999, the Company recognized $3.5 million in other expenses not recognized in 1998 for costs related to the termination of the Merger Agreement, which included legal, travel, accounting and other expenses the Company incurred during the merger process, and legal and related expenses incurred through 1999 related to claims against the Company by ASCP Affiliates and the Company's counter claim against these entities.

     The decrease in other income from $5.3 million in 1998 to $3.4 million, or 36.5%, in 1999 resulted from the inclusion in 1998 of $5.0 million for the amortization of the two-year Noncompete Agreement compared to the $3.2 million recognized in 1999.

Income Tax Expense
------------------
     Provision for income taxes decreased from $11.5 million in 1998 to $1.7 million, or 85.0%, in 1999 as a result of decreased earnings.

Net Earnings (Loss)
-------------------
     Net earnings decreased from $21.9 million in 1998 to a net loss of $3.2 million in 1999 due to the various factors previously noted and the inclusion of $6.4 million (net of tax benefit) in net losses related to the discontinued Wall Decor operations.

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

Net Sales
---------
     Net sales for Portrait Studios increased from $303.7 million for 1997 to $325.5 million, or 7.2% for 1998. The increase in net sales resulted from higher average sales per customer, which was due in part to a price increase, and from continued favorable customer response to new programs, partially offset by only 52 weeks of sales reported in 1998 compared to 53 weeks in 1997. Net sales in the 53rd week of fiscal year 1997 represented $3.8 million, or 1.3% of net sales in 1997. If net sales were reported on a comparable 52-weeks basis for 1998 and 1997, sales would have increased 8.6% year-over-year.

Income From Continuing Operations
---------------------------------
     Income from continuing operations decreased from $29.2 million in 1997 to $28.4 million, or 2.8% in 1998. This decrease is due to costs and expenses increasing from $274.5 million in 1997, which had 53 weeks, to $297.2 million, or 8.3%, in 1998, which had 52 weeks, as a result of higher selling, general and administrative expenses being offset slightly by lower costs of sales. Portrait Studios had higher commission expenses due to higher sales, higher other expenses due to increased system and product development, and higher employment costs due to necessary wage increases in a tight labor market and increased labor hours as Portrait Studios moved toward improved customer service.

Interest Expense, Interest Income and Other Income
--------------------------------------------------
     The increase in interest income from $2.5 million in 1997 to $3.7 million in 1998 resulted from the recognition of $1.1 million in amortization in 1997 related to the discount on the Promissory Note compared to the $2.8 million recognized in 1998. The increase in other income from $2.2 million in 1997 to $5.3 million in 1998 resulted from the inclusion in 1997 of $1.8 million for the amortization of the two-year Noncompete Agreement compared to the $5.0 million recognized in 1998. Interest expense was relatively unchanged from 1997 to 1998.

Income Tax Expense
------------------
     Provision for income taxes increased from $8.6 million in 1997 to $11.5 million in 1998 as a result of increased earnings and the effect of the differences in the investment basis in Fox Photo, Inc. for financial and Federal income tax reporting purposes in 1997.

Net Earnings
------------
     Net earnings increased from $13.3 million in 1997 to $21.3 million, or 60.1%, in 1998. This increase is due to the various factors previously noted and the inclusion in 1997 of the $4.2 million loss on sale of the remaining 49% interest in Fox Photo, Inc. and the inclusion in 1997 of the $3.3 million loss recorded for CPI's interest in Fox Photo, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS - FINANCIAL CONDITION
----------------------------------------------------------

ASSETS

     In 1999, total assets decreased 15.1% from 1998 due principally to a decrease in cash and cash equivalents, which resulted from the repurchase of $28.2 million of the Company's common stock, and to a decrease in the assets of the discontinued Wall Decor operation, which reflected the $10.1 million in anticipated losses and related expenses associated with the sale.

LIABILITIES

     In 1999, total liabilities were relatively unchanged from 1998 as increases in accrued deferred revenues, which resulted from the new Smile Savers Plan(R), were offset by decreases in accrued employment costs and deferred income taxes, which resulted from lower earnings.

STOCKHOLDERS' EQUITY

     Stockholders' equity was down 30.3% in 1999 from 1998 due mainly to the repurchase of $28.2 million of the Company's common stock, the distribution of $5.4 million in dividends and the recording of a $3.2 million net loss for 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS - CASH FLOWS
-------------------------------------------------

     During the period 1997 through 1999, the Company generated $109.5 million in internal funds from operations. Cash flow provided by investing activities during this three-year period amounted to $3.1 million including capital expenditures of $54.8 million, which were offset by the $43.9 million proceeds received from the Kodak Promissory Note, $10.0 million proceeds received from the two-year Noncompete Agreement and $4.0 million advance payment from the joint venture. Financing activities during this time included the repurchase of $81.3 million in treasury stock and the payment of $17.6 million in dividends. The net result of these transactions was a $27.6 million increase in cash and cash equivalents during the three-year period.

     Planned capital expenditures for fiscal year 2000 are expected to be approximately $18.5 million. Included in fiscal year 2000 capital spending plans are the addition and remodeling of stores in the Portrait Studios operation and equipment upgrades and enhancements in the Company's information systems.

     Through operating cash flows and existing cash and cash equivalents, the Company believes it has sufficient liquidity over the course of the coming year to meet cash requirements for operations, planned capital expenditures and dividends to shareholders. In addition, even though the Company has no plans to borrow under its existing $40.0 million revolving credit agreement, the Company will be renegotiating this agreement prior to the June 16, 2000 expiration date.

OUTLOOK FOR 2000
----------------

     For fiscal year 2000, the Company anticipates studio employment costs to level off and possibly be reduced as no significant training or software introductions are planned. In addition, the Company expects the Smile Savers Plan(R) customer loyalty program to generate repeat visits, allowing the Company to reduce advertising expenditures.

     The Company also anticipates the unique events which occurred in 1999:
     --the write-off of old software and computer hardware in
       connection with technology changes,
     --the provision for severance and early retirement costs associated with the new profit improvement plan introduced late in 1999 and
     --the increases in deferred revenues associated with the
       Smile Savers Plan(R) program in 1999,
will not be repeated in fiscal year 2000.

     As decreased employee costs and lower advertising expenses resulting from the profit improvement program are realized and the many unusual events which occurred in 1999 are not repeated, the Company expects the Portrait Studio operation in fiscal year 2000 to return to more normal profit levels.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK

     Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign exchange rates. The Company's debt obligations have primarily fixed interest rates; therefore, the Company's exposure to changes in interest rates is minimal. The Company's exposure to changes in foreign exchange rates relates to the Canadian operations, which is minimal as these operations constitute 6.1% of the Company's total assets and 6.9% of the Company's total sales.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) Index to Financial Statements and Supplementary Data

                                                    PAGE
                                                 ---------

- Independent Auditors' Report                        28
- Consolidated Balance Sheets as of
   February 5, 2000 and February 6, 1999           29-30
- Consolidated Statements of Operations
   for the fiscal years ended February 5, 2000,
   February 6, 1999 and February 7, 1998           31-32
- Consolidated Statements of Changes in
   Stockholders' Equity for the fiscal years
   ended February 5, 2000, February 6, 1999 and
   February 7, 1998                                33-35
- Consolidated Statements of Cash Flows for the
   fiscal years ended February 5, 2000,
   February 6, 1999 and February 7, 1998           36-37
- Notes to Consolidated Financial Statements       38-65


         The Company's fiscal year ends the first Saturday of February. Accordingly, fiscal years 1999 and 1998 ended February 5, 2000 and February 6, 1999, respectively, and consisted of 52 weeks. Fiscal year 1997 ended February 7, 1998 and consisted of 53 weeks. Throughout the "Financial Statements and Supplemental Data" section, reference to 1999, 1998 or 1997 will mean the fiscal year ended February 5, 2000, February 6, 1999 and
February 7, 1998, respectively.

INDEPENDENT AUDITORS' REPORT
----------------------------

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
CPI CORP.:

We have audited the consolidated financial statements of CPI Corp. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CPI Corp. and subsidiaries as of February 5, 2000 and February 6, 1999, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 5, 2000, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



KPMG LLP

/s/  KPMG LLP

St. Louis, Missouri
April 6, 2000

CONSOLIDATED BALANCE SHEETS - ASSETS
(in thousands of dollars except share and per share amounts)
                                      February 5,  February 6,
                                         2000         1999
Current assets:
  Cash and cash equivalents            $  49,546   $  76,000
  Receivables, less allowance of
    $287 and $302, respectively            9,895      10,374
  Inventories                             11,641      19,071
  Prepaid expenses and other
    current assets                         5,949       8,194
  Deferred tax assets                      4,433          32
                                       ---------   ---------
      Total current assets                81,464     113,671
                                       ---------   ---------
Net property and equipment                84,923     111,148
Net assets of discontinued operations     23,177           -
Other assets, net of amortization of
    $1,282 and $1,244, respectively        9,699       9,874
                                       ---------   ---------
      Total assets                     $ 199,263   $ 234,693
                                       =========   =========

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS-LIABILITIES AND STOCKHOLDERS' EQUITY
(in thousands of dollars except share and per share amounts)
                                          February 5,  February 6,
                                             2000         1999
Current liabilities:
  Accounts payable                         $  10,669   $   9,641
  Accrued employment costs                     8,638      14,256
  Accrued deferred revenue                     7,569         880
  Sales taxes payable                          2,615       2,461
  Accrued advertising expense                  1,259       2,054
  Accrued expenses and other liabilities       6,433       4,644
  Income taxes                                 4,911       2,720
                                           ----------  ----------
      Total current liabilities               42,094      36,656
                                           ----------  ----------
Long-term debt                                59,637      59,559
Other liabilities                             10,469      13,178
Long-term deferred revenue                     4,471         386
Deferred income taxes                          1,335       8,398
Stockholders' equity:
  Preferred stock, no par value, 1,000,000
   shares authorized, no shares issued and
   outstanding                                     -           -
  Preferred stock, Series A, no par value          -           -
  Common stock, $0.40 par value, 50,000,000
   shares authorized; 17,791,450 and
   17,730,100 shares outstanding at Feb.5,
   2000 and Feb. 6, 1999, respectively         7,117       7,092
  Additional paid-in capital                  42,804      41,605
  Retained earnings                          233,739     242,409
  Accumulated other comprehensive income      (2,945)     (3,363)
                                           ----------  ----------
                                             280,715     287,743
  Treasury stock at cost, 9,030,911 and
   7,864,261 shares at Feb. 5, 2000
   and Feb. 6, 1999, respectively           (199,426)   (171,184)
  Unamortized deferred compensation-
   restricted stock                              (32)        (43)
                                           ----------  ----------
      Total stockholders' equity              81,257     116,516
                                           ----------  ----------
      Total liabilities and stockholders'
       equity                              $ 199,263   $ 234,693
                                           ==========  ==========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands of dollars except share and per share amounts) Fifty-two weeks ended Feb. 5,
2000 and Feb. 6, 1999 and fifty-three weeks ended Feb. 7, 1998
                                     1999       1998      1997
Net sales                          $319,135   $325,547   $303,666
Costs and expenses:
 Cost of sales (exclusive of
  depreciation expense shown below   39,937     39,850     39,582
 Selling, administrative
  and general expenses              245,736    232,387    209,391
 Depreciation                        24,862     23,769     23,367
 Amortization                         1,865      1,183      2,164
                                   ---------  ---------  ---------
                                    312,400    297,189    274,504
                                   ---------  ---------  ---------
Income from operations                6,735     28,358     29,162
Interest expense                      4,813      4,627      4,470
Interest income                       3,120      3,684      2,447
Other expense                         3,500          -          -
Interest in joint venture                 -          -     (3,304)
Loss on sale of interest in
 Photofinishing segment                   -          -     (4,189)
Other income                          3,376      5,317      2,193
                                   ---------  ---------  ---------
Earnings before income tax expense    4,918     32,732     21,839
Income tax expense                    1,721     11,456      8,553
                                   ---------  ---------  ---------
Net earnings from
 continuing operations                3,197     21,276     13,286
                                   ---------  ---------  ---------
Discontinued operations:
 Income (loss) from operations net
  of income tax expense (benefit)
  of $86, $360 and ($369),
  respectively                          160        668       (573)
 Loss on disposal, net of
  tax benefit of $3,548              (6,589)         -          -
                                   ---------  ---------  ---------
Net earnings (loss) from
 discontinued operations             (6,429)       668       (573)
                                   ---------  ---------  ---------
  Net earnings (loss)              $ (3,232)  $ 21,944   $ 12,713
                                   =========  =========  =========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued) (in thousands of dollars except share and per share amounts) Fifty-two weeks ended
Feb. 5, 2000 and Feb. 6, 1999 and fifty-three weeks ended Feb. 7,
1998
                                  1999        1998       1997
Net earnings from continuing
 operations - diluted          $     0.32   $     2.08  $    1.12
Net earnings (loss) from dis-
 continued operations-diluted       (0.64)        0.07      (0.05)
                               -----------  ----------- ----------
   Net earnings (loss)-diluted $    (0.32)  $     2.15  $    1.07
                               ===========  =========== ==========
Net earnings from continuing
 operations - basic            $     0.33   $     2.14  $    1.14
Net earnings (loss) from dis-
  continued operations-basic        (0.66)       0.07       (0.05)
                               ----------- ----------- -----------
   Net earnings (loss)-basic   $    (0.33) $     2.21  $     1.09
                               =========== =========== ===========
Weighted average number of
 common and common equivalent
 shares outstanding-diluted    10,009,518  10,216,975  11,871,013
                               ==========  ==========  ==========
Weighted average number of
 common and common equivalent
 shares outstanding-basic       9,669,504   9,934,993  11,647,307
                               ==========  ==========  ==========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands of dollars except share and per share amounts)
Fifty-three weeks ended February 7, 1998
                                                  Accum               Deferred
                                Add'l             other    Treasury   comp'n
                         Common paid-in Retained  comp'h   stock      restr'td
                         stock  capital earnings  income   at cost    stock      Total
                         ------ ------- --------- -------- ---------- -------- ----------
Balance at Feb.1, 1997   $6,896 $33,283 $219,905  $(1,860) $(118,136) $  (563) $ 139,525
                         ------ ------- --------- -------- ---------- -------- ----------
Issuance of common stock
  (260,264 shares)          103   4,331        -        -          -      (15)     4,419
Comprehensive income
  Net earnings                -       -   12,713        -          -        -
  Foreign currency
      translation             -       -        -     (891)         -        -
    Comprehensive income      -       -        -        -          -        -     11,822
Dividends ($0.56 per
  common share)               -       -   (6,586)       -          -        -     (6,586)
Purchase of treasury
  stock, at cost              -       -        -        -    (47,653)       -    (47,653)
Amortization of deferred
  compensation-
  restricted stock            -       -        -        -          -      565        565
                         ------ ------- --------- -------- ---------- -------- ----------
Balance at Feb. 7, 1998  $6,999 $37,614 $226,032  $(2,751) $(165,789) $   (13) $ 102,092
                         ------ ------- --------- -------- ---------- -------- ----------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
(in thousands of dollars except share and per share amounts)
Fifty-two weeks ended February 6, 1999
                                                  Accum               Deferred
                                Add'l             other    Treasury   comp'n
                         Common paid-in Retained  comp'h   stock      restr'td
                         stock  capital earnings  income   at cost    stock      Total
                         ------ ------- --------- -------- ---------- -------- ----------
Balance at Feb. 7, 1998  $6,999 $37,614 $226,032  $(2,751) $(165,789) $   (13) $ 102,092
                         ------ ------- --------- -------- ---------- -------- ----------
Issuance of common stock
  (230,963 shares)           93   3,991        -        -          -      (53)     4,031
Comprehensive income
  Net earnings                -       -   21,944        -          -        -
  Foreign currency
      translation             -       -        -     (612)         -        -
    Comprehensive income      -       -        -        -          -        -     21,332
Dividends ($0.56 per
  common share)               -       -   (5,567)       -          -        -     (5,567)
Purchase of treasury
  stock, at cost              -       -        -        -     (5,395)       -     (5,395)
Amortization of deferred
  compensation-
  restricted stock            -       -        -        -          -       23         23
                         ------ ------- --------- -------- ---------- -------- ----------
Balance at Feb. 6, 1999  $7,092 $41,605 $242,409  $(3,363) $(171,184) $   (43) $ 116,516
                         ------ ------- --------- -------- ---------- -------- ----------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
(in thousands of dollars except share and per share amounts)
Fifty-two weeks ended February 5, 2000
                                                  Accum               Deferred
                                Add'l             other    Treasury   comp'n
                         Common paid-in Retained  comp'h   stock      restr'td
                         stock  capital earnings  income   at cost    stock      Total
                         ------ ------- --------- -------- ---------- -------- ----------
Balance at Feb. 6, 1999  $7,092 $41,605 $242,409  $(3,363) $(171,184) $   (43) $ 116,516
                         ------ ------- --------- -------- ---------- -------- ----------
Issuance of common stock
  (61,350 shares)            25   1,199        -        -          -      (15)     1,209
Comprehensive income
  Net loss                    -       -   (3,232)       -          -        -
  Foreign currency
      translation             -       -        -      418          -        -
    Comprehensive income      -       -        -        -          -        -     (2,814)
Dividends ($0.56 per
  common share)               -       -   (5,438)       -          -        -     (5,438)
Purchase of treasury
  stock, at cost              -       -        -        -    (28,242)       -    (28,242)
Amortization of deferred
  compensation-
  restricted stock            -       -        -        -          -       26         26
                         ------ ------- --------- -------- ---------- -------- ----------
Balance at Feb. 5, 2000  $7,117 $42,804 $233,739  $(2,945) $(199,426) $   (32) $  81,257
                         ====== ======= ========= ======== ========== ======== ==========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
Fifty-two weeks ended February 5, 2000 and February 6, 1999 and fifty-three weeks ended February 7, 1998
                                   1999       1998       1997
Cash flows provided by
  operating activities          $ 30,304    $ 38,014   $ 41,157
                                ---------   ---------  ---------
Cash flows used in financing
  activities:
  Proceeds from issuance of
    long-term debt                     -           -     60,646
  Repayment of long-term
    obligations                        -           -    (56,273)
  Issuance of common stock to
    employee stock plans           1,224       4,084      4,434
  Cash dividends                  (5,438)     (5,567)    (6,586)
  Purchase of treasury stock     (28,242)     (5,395)   (47,653)
                                ---------   ---------  ---------
    Cash flows used in
      financing activities       (32,456)     (6,878)   (45,432)
                                ---------   ---------  ---------
Cash flows provided by (used
  in) investing activities:
  Additions to property and
    equipment                    (24,549)    (14,072)   (16,153)
  Proceeds from note receivable        -      43,900          -
  Noncompete agreement                 -           -     10,000
  Advance payment from venture         -           -      4,000
                                ---------   ---------  ---------
    Cash flows provided by
      (used in) investing
      activities                 (24,549)     29,828     (2,153)
                                ---------   ---------  ---------
Effect of exchange rate changes
  on cash and cash equivalents       247        (256)      (203)
                                ---------   ---------  ---------
Net increase (decrease) in cash
  and cash equivalents           (26,454)     60,708     (6,631)
Cash and cash equivalents at
  beginning of year               76,000      15,292     21,923
                                ---------   ---------  ---------
Cash and cash equivalents at
  end of year                   $ 49,546    $ 76,000   $ 15,292
                                =========   =========  =========
Supplemental cash flow
  information:
  Interest paid                 $  4,476    $  4,481   $  5,024
                                =========   =========  =========
  Income taxes paid             $  7,342    $ 12,350   $  8,790
                                =========   =========  =========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars) Fifty-two weeks ended February 5, 2000 and February 6, 1999 and fifty-three weeks ended February 7, 1998

RECONCILIATION OF NET EARNINGS TO CASH FLOWS PROVIDED BY (USED IN)
OPERATING ACTIVITIES
                                    1999      1998      1997
Net earnings from continuing
  operations                      $ 3,197   $21,276   $13,286
Adjustments for items not
  requiring cash:
  Depreciation and amortization    26,727    24,952    25,531
  Deferred income taxes           (11,468)    6,129    (4,000)
  Deferred revenue                  3,437       386         -
  Interest in joint venture             -         -     3,304
  Gain on sale of interest
    in Photofinishing segment           -         -     4,189
  Amortization of noncompete
    agreement                      (3,228)   (5,000)   (1,772)
  Amortization of discount on
    note receivable                     -    (2,815)   (1,051)
  Other                               725      (900)   (3,932)
Decrease (increase) in current
  assets:
  Receivables and inventories        (116)     (498)    1,848
  Prepaid expenses and other
    current assets                   (878)       77       848
Increase (decrease) in current
  liabilities:
  Accounts payable, accrued
    expenses and other liabilities  7,008    (3,397)     (631)
  Income taxes                      5,744    (6,309)    3,866
                                  --------  --------  --------
Cash flows from continuing
  operations                       31,148    33,901    41,486
Cash flows from discontinued
  operations                         (844)    4,113      (329)
                                  --------  --------  --------
Cash flows provided by operating
  activities                      $30,304   $38,014   $41,157
                                  ========  ========  ========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF ACCOUNTING POLICIES, BUSINESS OF THE COMPANY AND PRINCIPLES OF CONSOLIDATION
         CPI Corp. (the "Company") is a holding company engaged, through its majority or wholly owned subsidiaries and partner-ships, in developing and marketing consumer services and related products through a network of centrally-managed, small retail locations. The Company operates professional portrait studios under the name "Sears Portrait Studios" throughout the United States, Canada and Puerto Rico. Company management has made a number of estimates and assumptions related to the reporting of assets and liabilities in the preparation of financial statements. Actual results could differ from these estimates. All significant intercompany transactions have been eliminated.

    TRANSLATION OF FOREIGN CURRENCY
         Assets and liabilities of foreign operations are trans-lated into U.S. dollars at the exchange rate in effect on the balance sheet date, while equity accounts are translated at historical rates. Income and expense accounts are translated at the average rates in effect during each fiscal period. The Company recognizes that its Canadian operating results are subject to variability arising from foreign exchange rate movements. The Company does not believe such risk is material to the results of operations or the financial position of the Company and as such does not engage in derivative activities in order to hedge against foreign currency fluctuations.

    CASH AND CASH EQUIVALENTS
         For the purpose of reporting cash flows, cash and cash equivalents consist primarily of cash on hand and highly liquid investments with insignificant interest-rate risk and maturities of three months or less at date of acquisition. These highly liquid investments consist of master notes, commercial paper, treasury bills, bankers acceptances, term deposits, government agency notes, repurchase agreements, money market funds, auction rate securities and government money market funds. Investment interest income for 1999, 1998 and 1997 was $3.1 million, $894,000 and $1.2 million, respectively.

    INVENTORIES
         Inventories in the Portrait Studio segment are comprised of raw material inventories of film, paper, chemicals and portraits-in-process, and are stated at the lower of cost or market, with cost of the majority of inventories being determined by the first-in, first-out (FIFO) method and the remainder by the last-in, first-out (LIFO) method.

    PROPERTY AND EQUIPMENT
         Property and equipment are recorded at cost when acquired. Expenditures for improvements are capitalized, while normal repair and maintenance are expensed as incurred. When properties are disposed of, the related cost and accumulated depreciation are removed from the accounts, and gains or losses on the dispositions are reflected in results of operations. Depreciation is computed principally using the straight-line method over estimated service lives of the respective assets.
A summary of estimated useful lives is as follows:

Building improvements       15 to 19 years
Leasehold improvements       5 to 15 years
Furniture and fixtures       5 to  8 years
Machinery and equipment      3 to 10 years

    INTANGIBLE ASSETS
         Intangible assets acquired through acquisitions were accounted for by the purchase method of accounting and include the excess of cost over fair-value of net assets acquired. This excess of cost over fair-value of net assets acquired is being amortized on a straight-line basis over periods ranging from five to thirty years.

         The Company analyzes excess of cost over fair-value of net assets acquired periodically to determine whether any impairment has occurred in the value of such assets. Based upon the anticipated future income and cash flow from operations, in the opinion of Company management, there has been no impairment.

    RECLASSIFICATIONS
         Certain prior year amounts have been reclassified to conform with the 1999 presentation.

    FAIR VALUE OF FINANCIAL INSTRUMENTS
         A financial instrument is defined as cash or a contract that both imposes on one entity a contractual obligation to deliver cash or another financial instrument to a second entity and conveys to that second entity a contractual right to receive cash or another financial instrument from the first entity.

    STOCK-BASED COMPENSATION PLANS
         The Company records compensation expense for its stock-based employee compensation plans in accordance with the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Intrinsic value is the amount by which the market price of the underlying stock exceeds the exercise price of the stock option or award on the measurement date, generally the date of grant. No compensation expense is recognized for the Company's stock option plan.

    REVENUE RECOGNITION
         Portrait Studio sales revenue is recognized at the time the customer approves photographic proofs and makes a firm commitment for a portrait order. Incremental costs of production are accrued at the time sales revenue is recognized. Appropriate reserves for cancelability are maintained by the Company. Smile Savers Plan(R) revenue is recognized partially at the time of the initial photographic session when it is received, and the remainder is recognized over the life of the customer's program.

    RETIREMENT PLAN
         The Company has a noncontributory defined-benefit retirement plan covering substantially all full-time employees. Pension expense, which is funded as accrued, includes current costs and amortization of prior service costs over a period of ten years.

    COMPREHENSIVE INCOME
         In 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement requires the separate reporting of components of comprehensive income, as defined. As a result, the Company reports foregin currency translation adjustments required under SFAS No. 52 "Foreign Currency Translations" as a component of comprehensive income within stockholders' equity. Prior year amounts have been reclassified to conform to the 1998 presentation.

    EARNINGS PER COMMON SHARE
         Basic earnings per common share are computed by dividing net earnings by the sum total of the weighted average number of shares of common stock outstanding. Diluted earnings per common share are computed by dividing net earnings by the sum total of the weighted average number of shares of common stock outstanding plus contingently issuable shares under the employee stock plans.

2. DISCONTINUED OPERATIONS AND SUPPLEMENTAL CASH FLOW INFORMATION On April 7, 2000, the Company announced it is in the process of completing the negotiation of a definitive agreement to sell its Wall Decor segment, a business operated by the Company since 1993 under the name of Prints Plus, Inc. (Prints Plus). As a result of the decision to exit this business, in fiscal 1999, a loss of $10.1 million before taxes was recorded to recognize anticipated losses and related expenses in connection with the sale. The Company has classified the Wall Decor segment as a discontinued operation and has reclassified the prior years' financial statements to reflect this change.

         Net sales of the discontinued operation for 1999, 1998 and 1997 were $63.7 million, $64.0 million and $63.0 million, respectively.

         The components of the net assets of discontinued operations are:

                         Feb. 5, 2000
                         ------------
Current assets             $ 13,003
Property and equipment       15,731
Liabilities                   5,557
                           ---------
Net assets from
 discontinued operations   $ 23,177
                           =========

SUPPLEMENTAL CASH FLOW INFORMATION FROM DISCONTINUED OPERATIONS
(in thousands of dollars)
                                    1999      1998      1997
                                 --------- --------- ---------
Earnings (loss) from discontinued
 operations, net of income tax
 expense (benefit) of $86, $360
 and ($369), respectively         $   160   $   668   $  (573)
Net loss on disposal, net of
 tax benefit of $3,548             (6,589)        -         -
Adjustments for items not
 requiring cash:
 Depreciation and amortization      4,869     4,798     4,447
 Other                                 63        30       (27)
Decrease (increase) in current
 assets:
 Cash and cash equivalents         (1,661)        -         -
 Receivables and inventories         (958)      762     1,101
 Prepaid expenses and other
  current assets                     (212)     (131)      117
Assets in excess of consideration
  received                          7,911         -         -
Estimated net operating loss and
 reserve for costs associated
 with sale of Prints Plus           2,226         -         -
Increase (decrease) in current
 liabilities:
 Accounts payable, accrued
  expenses and other liabilities     (514)   (1,095)      202
 Deferred tax benefit              (3,548)        -         -
 Capital expenditures              (2,591)     (919)   (5,596)
                                  --------  --------  --------
Cash flows from discontinued
 operations                       $  (844)  $ 4,113   $  (329)
                                  ========  ========  ========

3.  JOINT VENTURE
         In October 1996, the Company announced it had entered into a photofinishing joint venture with Eastman Kodak Company ("Kodak") whereby Kodak purchased new shares of a former subsidiary, Fox Photo, Inc. ("Fox"), constituting 51% of the outstanding common stock of Fox for a cash purchase price of $56.1 million. In October 1997, the Company further announced the termination of the photofinishing joint venture. Pursuant to the termination, Kodak purchased the remaining 49% of Fox that it did not already own for a purchase price of $53.9 million that was paid as follows: $10.0 million in cash in consideration of the Company's agreement not to compete with Fox for two years (the "Noncompete Agreement") and $43.9 million in the form of a note that matured and was paid on January 4, 1999 (the "Promissory Note").

         Due to the non-interest bearing nature of the Promissory Note, a discount of $3.9 million was established and was amortized into income until the maturity of the Promissory Note. During 1998 and 1997, $2.8 million and $1.1 million, respectively, in amortization related to the Promissory Note was recognized.

         The Noncompete Agreement with Kodak resulted in recording $3.2 million, $5.0 million and $1.8 million in 1999, 1998 and 1997, respectively, as a component of other income.

4.  PROPERTY AND EQUIPMENT

PROPERTY AND EQUIPMENT (in thousands of dollars)
                                   Feb. 5, 2000   Feb. 6, 1999
Land and land improvements           $  2,803      $  2,803
Building improvements                  26,733        26,595
Leasehold improvements                 13,297        29,558
Furniture and fixtures                 66,936        76,085
Machinery and equipment               116,388       119,569
                                     --------      --------
                                      226,157       254,610
Less accumulated depreciation         141,234       143,462
                                     --------      --------
Net property and equipment           $ 84,923      $111,148
                                     ========      ========

MINIMUM RENTAL PAYMENTS* (in thousands of dollars)
Fiscal Year
2000                 $ 2,367
2001                   1,349
2002                     663
2003                     203
2004                      27
                     -------
                     $ 4,609
                     =======

* Under operating leases with initial terms in excess of one year at February 5, 2000.

         The Company leases various premises and equipment under noncancellable operating lease agreements with initial terms in excess of one year and expiring at various dates through fiscal year 2004. The leases generally provide for the lessee to pay maintenance, insurance, taxes and certain other operating costs of the leased property. In addition to the minimum rental commitments, certain of these operating leases provide for contingent rentals based on a percentage of revenues in excess of specified amounts.

         Rental expense during 1999, 1998 and 1997 on all operating leases was $4.9 million, $4.6 million and $5.3 million, respectively.

5.  CREDIT AGREEMENTS AND OUTSTANDING DEBT
         The Company has a $60.0 million Senior Note Agreement (the "Note Agreement") privately placed with two major insurance companies. The notes issued pursuant to the Note Agreement mature over a ten-year period with an average maturity of seven years and with the first principal payment due in 2001. Interest on the notes is payable semi-annually at an average effective fixed rate of 7.46%. The Note Agreement requires the Company maintain certain financial ratios and comply with certain restrictive covenants.

         The Company incurred $591,000 in issuance costs associated with the private placement of the notes. These costs are being amortized ratably over the ten-year life of the notes.

         The Company also has a $40.0 million revolving credit agreement (the "Revolving Agreement") with two domestic banks.
The Revolving Agreement, which will expire on June 16, 2000, has a variable interest rate charged at either LIBOR or federal funds, with an applicable margin added, or prime rate, based on the Company's discretion. A commitment fee of 0.125% to 0.25% per annum is payable on the unused portion of the Revolving Agreement. The Company has substantially the same financial covenants as those set forth in the Company's Note Agreement. There were no borrowings outstanding at February 5, 2000 or February 6, 1999 under the Revolving Agreement.

         As of February 5, 2000, the Company had outstanding letters of credit for the principal amount of $3.5 million.

DEBT OBLIGATIONS OUTSTANDING (in thousands of dollars)
                                  Feb. 5, 2000    Feb. 6, 1999
Senior notes, net of unamortized
 issuance costs                     $ 59,630        $ 59,545
Notes payable                              7              14
                                    --------        --------
                                    $ 59,637        $ 59,559
                                    ========        ========

AGGREGATE LONG-TERM DEBT MATURITIES AS OF FEBRUARY 5, 2000
(in thousands of dollars)
Fiscal Year
2001                         $  8,580
2002                            8,580
2003                            8,580
2004                            8,580
2005                            8,580
Thereafter                     17,107
                             ---------
                               60,007
Unamortized issuance costs       (370)
                             ---------
                             $ 59,637
                             =========

6.  ADVERTISING
         The Company expenses costs involved in advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits.

         Direct-response advertising consists of direct mail advertisements that include coupons for the Company's products and of certain broadcast costs. The capitalized costs of the advertising are amortized over the expected period of future benefits following the delivery of the direct mail in which it appears.

         Total advertising reported as a capitalized cost for direct-response advertising and classified with other assets for 1999 and 1998 was $1.4 million and $700,000, respectively. Advertising expense for 1999, 1998 and 1997 was $42.0 million, $43.6 million and $41.9 million, respectively.

7.  INCOME TAX
         A valuation allowance would be provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company has not established a valuation allowance as of February 5, 2000, due to management's belief that all criteria for recognition have been met, including the existence of a history of taxes paid sufficient to support the realization of deferred tax assets.

         United States income taxes have not been provided on $11.7 million of undistributed earnings of the Canadian subsidiary because of the Company's intention to reinvest these earnings.
The determination of unrecognized deferred U.S. tax liability for undistributed earnings of international subsidiaries is not practicable. However, it is estimated that foreign withholding taxes of $584,000 may be payable if such earnings were distributed.

EARNINGS BEFORE INCOME TAXES BY U.S. AND CANADIAN SOURCES
(in thousands of dollars)
                    1999           1998           1997
U.S.             $ (2,723)      $ 33,929       $ 20,720
Canada             (2,250)          (170)           177
                 ---------      ---------      ---------
                 $ (4,973)      $ 33,759       $ 20,897
                 =========      =========      =========

COMPONENTS OF INCOME TAXES (in thousands of dollars)
                                1999       1998       1997
Current:
  Federal                     $ 8,096    $ 5,202    $10,926
  State and local               1,262        831      1,424
  Canada                          369       (347)      (166)
                              --------   --------   --------
                                9,727      5,686     12,184
Deferred                      (11,468)     6,129     (4,000)
                              --------   --------   --------
                              $(1,741)   $11,815    $ 8,184
                              ========   ========   ========


RECONCILIATION BETWEEN INCOME TAXES (in thousands of dollars)
                                1999       1998       1997
Taxes at U.S. federal
  corporate statutory rate    $(1,741)   $11,815    $ 7,314
State and local income
  taxes, net of federal tax
  benefit                         467        699      1,043
Stock options                    (217)      (606)      (519)
Other                            (250)       (93)       346
                              --------   --------   --------
                              $(1,741)   $11,815    $ 8,184
                              ========   ========   ========

SOURCES OF TAX EFFECTS
(in thousands of dollars)
                                      February 5,  February 6,
                                         2000          1999
Deferred tax assets:
  Deferred compensation and other
    employee benefits                  $ 1,470       $ 1,442
  Expense accruals                       2,820           933
  Allowance for doubtful accounts           89           177
  Reserve for discontinued operations    4,044           376
  Noncompete amortization                    -         1,435
  Net operating loss carryforward        1,240             -
  Deferred revenue                       3,510           339
                                       --------      --------
    Total deferred tax assets           13,173         4,702
                                       --------      --------
Deferred tax liabilities:
  Property and equipment                (7,644)       (8,491)
  Revenue recognition                   (1,733)       (2,990)
  Employee pension plan                   (611)       (1,163)
  Other                                    (87)         (424)
                                       --------      --------
    Total deferred tax liabilities     (10,075)      (13,068)
                                       --------      --------
    Net deferred tax liabilities       $ 3,098       $(8,366)
                                       ========      ========
Current deferred income taxes          $ 4,433       $    32
                                       ========      ========
Long-term deferred income taxes        $(1,335)      $(8,398)
                                       ========      ========


     The Company's net operating loss carryforward totals $2.3 million, which will expire in 2007.

8.  RETIREMENT PLAN
         The Company maintains a qualified, noncontributory pension plan that covers all full-time employees meeting certain age and service requirements. The plan provides pension benefits based on an employee's length of service and the average compensation earned from the later of the hire date or January 1, 1995 to the retirement date. The Company's funding policy is to contribute annually at least the minimum amount required by government funding standards, but not more than is tax deductible. Plan assets consist primarily of marketable equity securities fund, guaranteed interest contracts, cash equivalents, immediate participation guarantee contracts and government bonds.

         The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plan.

NET PERIODIC PENSION BENEFIT COSTS (in thousands of dollars)
                                         Pension Benefits
                                      -------------------------
                                        1999     1998     1997
Service cost                         $ 1,207  $ 1,112  $   729
Interest cost                          1,896    1,809    1,459
Expected return on plan assets        (2,513)  (2,301)  (4,109)
Amortization of transition obligation      3        3        3
Amortization of prior service cost       307      400      143
Amortization of net (gain) or loss         -        -    2,350
                                     -------- -------- --------
Net periodic pension expense         $   900  $ 1,023  $   575
                                     ======== ======== ========

ASSUMPTIONS ON FUNDED STATUS
                                   December  December  December
                                   31, 1999  31, 1998  31, 1997
Discount rate (weighted average)     7.5%      7.0%      7.0%
Expected return on plan assets       9.0%      9.0%      8.0%
Rate of compensation increase        4.75%     4.5%      4.5%

RECONCILIATION OF BENEFIT OBLIGATIONS, PLAN ASSETS, AND FUNDED
STATUS (in thousands of dollars)
                                             1999       1998
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at beginning of year  $ 27,848   $ 23,403
                                           ---------  ---------
  Service cost                                1,208      1,112
  Interest cost                               1,896      1,809
  Actuarial (gains) or losses                (2,050)       263
  Benefits paid                              (2,502)    (1,560)
  Plan amendments                                 -      2,821
                                           ---------  ---------
  Benefit obligation at end of year        $ 26,400   $ 27,848
                                           =========  =========
CHANGE IN PLAN ASSETS
  Fair value of plan assets at beginning
   of year                                 $ 28,723   $ 25,815
                                           ---------  ---------
  Actual return on plan assets                4,388      3,768
  Employer contributions                          -        700
  Benefits paid                              (2,502)    (1,560)
                                           ---------  ---------
  Fair value of assets at end of year      $ 30,609   $ 28,723
                                           =========  =========
CHANGE IN FUNDED STATUS OF THE PLAN
  Funded status of the plan                $  4,209   $    875
                                           ---------  ---------
  Unrecognized transition obligation              6          9
  Unrecognized prior service costs            2,458      2,765
  Unrecognized net (gain) or loss            (4,989)    (1,065)
                                           ---------  ---------
  Prepaid benefit cost*                    $  1,684   $  2,584
                                           =========  =========

* Prepaid benefit costs are included as a component of prepaid expenses and other current assets.

9.  SUPPLEMENTARY RETIREMENT BENEFIT PLAN
         The Company sponsors a non-contributory defined benefit plan providing supplementary retirement benefits for certain key executives which was enhanced in 1997 and became effective February 8, 1998. The cost of providing these benefits will be accrued over the remaining expected service lives of the active plan participants. For 1999, expenses amounted to $1.0 million consisted of $600,000 in interest costs, $345,000 in amortization of unrecognized transition obligations and $98,000 in service costs.

PLAN STATUS (in thousands of dollars)
                                     February 5,  February 6,
                                        2000         1999
Present value of accumulated post-
  retirement benefit obligations     $   8,588    $    8,571
Unrecognized transition obligation      (2,338)       (2,683)
                                     ----------   -----------
Accrued post-retirement benefit
  obligation                         $   6,250    $    5,888
                                     ==========   ===========

         The discount rate used in determining the accumulative post-retirement benefit obligation was 7.5% for February 5, 2000 and 7% for February 6, 1999.

         The supplementary retirement benefit plan is funded out of the general funds of the Company. However, the Company has purchased life insurance policies on several active and retired key executives with an aggregate cash surrender value of $6.8 million and $5.4 million at February 5, 2000 and February 6, 1999, respectively. Prior to 1997, the Company recorded the net liability of the defined benefit plan and the cash surrender value of the life insurance policies, the amount of which was not material.

10. EMPLOYEE STOCK PLANS
         Expenses recognized for 1999, 1998 and 1997 with respect to these plans were $0.7 million, $0.9 million and $1.7 million, respectively.

    RESTRICTED STOCK PLAN
         In January 1988, the Company's Board of Directors adopted the CPI Corp. Restricted Stock Plan with an effective date of February 7, 1988. Under the plan, 250,000 shares of CPI Corp. common stock are reserved for issuance to key employees. In 1999, 585 restricted shares were issued and vest over a three-year period.

         Of the grants issued, no shares were forfeited in 1999, 1998 or 1997. As of February 5, 2000, 54,757 shares are reserved for issuance under this plan. Expenses related to the restricted stock plan are accrued every four weeks, based on the fair market value of the Company's common stock on the grant date.

    PROFIT-SHARING PLAN
         Under the Company's profit-sharing plan, eligible employees may elect to invest from 1% to 15% of their base compensation in a trust fund, the assets of which are invested in securities other than Company stock. Effective January 1, 1994, the Company amended the Plan to set the Company match at 50% of the employee's investment contributions, up to a maximum of 5% of the employee's compensation, as long as the Company remains profitable. The Company's matching contributions are made in shares of its common stock which vest 100% once an employee has five years of service with the Company. The difference between the market value of forfeited shares at the dates of their original contribution and their market value at the dates used to satisfy subsequent requirements has been charged to expense, with a corresponding credit to additional paid-in capital. Expenses related to the profit-sharing plan are accrued in the year to which the awards relate, based on the fair market value of the Company's common stock to be issued, determined as of the date earned. The Company provided 27,720, 23,151 and 25,576 shares to satisfy its obligations under the plan for 1999, 1998 and 1997, respectively.

    STOCK-BONUS PLAN
         Under the Company's stock-bonus plan, shares of the Company's common stock are reserved for issuance to key salaried employees, based on attainment by the Company of predefined earnings levels established annually. Each year, employees receive one-third of the shares which were awarded in each of the previous three years. For 1999, 1998 and 1997, 2,195, 4,090 and 4,334 shares, respectively, were distributed under this plan. As of February 5, 2000, 90,926 shares are reserved for issuance under this plan. Expenses related to the stock-bonus plan are accrued in the year to which the awards relate, based on the fair market value of the Company's common stock to be issued, determined as of the date earned.

    VOLUNTARY STOCK-OPTION PLAN
         The Company has a non-qualified voluntary stock-option plan, under which certain key officers may receive options to acquire shares of the Company's common stock in exchange for a voluntary reduction in base salary. Options were granted as participants elected, pursuant to their Stock Option Agreement, to reduce their compensation for 1994 and 1993. A total of 1,000,000 shares has been authorized for issuance. As of February 5, 2000, 196,506 options at an exercise price of $15.50 for 1994 salary reduction and 184,220 options at an exercise price of $18.38 for 1993 salary reduction have been awarded and remain unexercised. For 1999, 1998 and 1997, this plan was not offered. Options granted are exercisable after three years and expire at the end of eight years.

    DEFERRED COMPENSATION AND STOCK APPRECIATION RIGHTS PLAN
         On February 1, 1986, the Company's Board of Directors approved a Deferred Compensation and Stock Appreciation Rights Plan designed to attract and retain certain key employees. Under the Deferred Compensation Plan, as amended and restated, within thirty days prior to the beginning of the fiscal year, eligible employees may irrevocably elect by written notice to the Company to defer the payment of a portion (not to exceed 50% and not less than $5,000 in the aggregate) of an incentive bonus. The participant may choose to have payments made either in a lump sum or in a specified number of annual installments, not to exceed ten. For 1999, 1998 and 1997, certain key executives elected to participate in this plan. All stock appreciation rights previously granted under the Plan have expired.

    KEY EXECUTIVE DEFERRED COMPENSATION PLAN
         On April 6, 1995, the Board of Directors established a deferred base salary plan for key executives which allows deferral of base salary on substantially the same terms as bonus compensation may be deferred under the Deferred Compensation and Stock Appreciation Plan. On July 14, 1995, this plan was amended and restated. Under this plan, a participant may elect by written notice to the Company to defer up to 50% of his base salary for the fiscal year, but not less than $5,000 in the aggregate. Payment shall not commence earlier than six months and one day after the initial year of deferral. The participant may choose to have payments made either in a lump sum or in a specified number of annual installments, not to exceed ten. For 1999, 1998 and 1997, certain key executives elected to participate in this plan.

    STOCK-OPTION PLAN
         The Company has a non-qualified stock-option plan, under which certain officers and key employees may receive options to acquire shares of the Company's common stock. Awards of stock options and the terms and conditions of such awards are subject to the discretion of the Stock Option Committee created under the plan and consisting of members of the Compensation Committee of the Board of Directors, all of whom are disinterested directors.
A total of 1,700,000 shares has been authorized for issuance under the plan. Under the plan, 137,450 options granted become exercisable at a rate of one-fourth a year commencing one year after award and expiring from four to eight years after award. An additional 873,296 options granted under the plan are cliff-vested and become exercisable from four to five years after award and expire six to eight years after award. As of February 5, 2000, there were 338,883 shares reserved for issuance under this plan.

TOTAL OUTSTANDING OPTIONS -- YEAR-END 1999
            Number of     Per Share    Weighted     Weighted
             Shares     Option Price     Life*    Average Price
            ---------   -------------  --------   -------------
              317,536   $13.88-$18.88    2.43        $16.51
              328,210   $21.06-$27.13    5.40        $25.64
              365,000   $30.00-$35.00    3.50        $32.50
            ---------
Total       1,010,746
            =========

* Weighted average remaining contractual life in years

TOTAL EXERCISABLE OPTIONS -- YEAR-END 1999
                 Number of      Per Share     Weighted
                  Shares      Option Price      Price*
                 ---------    -------------   --------
                  354,633     $13.88-$27.13   $ 17.54
                  365,000     $30.00-$35.00   $ 32.50
                 ---------
Total             719,633
                 =========

* Weighted average exercise price in dollars

OPTIONS AWARDED UNDER THE STOCK OPTION PLAN - 1999
                                       Number       Weighted
                                         of         Average
                                       Shares       Price
                                     ---------      --------
Outstanding at beginning of year      973,109       $ 24.82
Granted                                75,369         27.12
Cancelled                              (2,313)        25.94
Exercised                             (35,419)        17.39
                                     ---------      --------
At end of year:
  Total outstanding                  1,010,746       $ 25.25
                                     =========      ========
  Total exercisable                    719,633       $ 25.13
                                     =========      ========

OPTIONS AWARDED UNDER THE STOCK OPTION PLAN - 1998
                                      Number        Weighted
                                        of          Average
                                      Shares        Price
                                     ----------     --------
Outstanding at beginning of year       887,408      $ 24.40
Granted                                252,138        25.27
Cancelled                              (57,500)       35.00
Exercised                             (108,937)       17.10
                                     ----------     --------
At end of year:
  Total outstanding                    973,109      $ 24.82
                                     ==========     ========
  Total exercisable                    708,292      $ 24.77
                                     ==========     ========

OPTIONS AWARDED UNDER THE STOCK OPTION PLAN - 1997
                                      Number        Weighted
                                        of          Average
                                      Shares        Price
                                     ----------     --------
Outstanding at beginning of year     1,247,305      $ 23.56
Granted                                  9,961        18.77
Cancelled                             (188,043)       25.53
Exercised                             (181,815)       17.18
                                     ----------     --------
At end of year:
  Total outstanding                    887,408      $ 24.40
                                     ==========     ========
  Total exercisable                    439,393      $ 32.29
                                     ==========     ========

         The weighted-average fair value of options granted under the stock-option plan for 1999, 1998 and 1997 is $21.41, $18.28 and $11.70, respectively, and used the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants:

                            1999         1998        1997
                         ---------    ---------    ---------
Expected life in years          5            4          4.3
Interest rate                 6.0%         6.0%         6.0%
Volatility                   43.0%        31.0%        27.0%
Dividend yield           2.1%-3.9%    2.2%-3.9%    2.6%-3.9%

         The Company has adopted the disclosure-only provisions of
SFAS No. 123, "Accounting for Stock-Based Compensation."   Had
compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1999, 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per common share would have been:

EARNINGS AND EARNINGS PER SHARE
(in thousands of dollars except per share amounts)
                                        1999     1998    1997
Net earnings (loss):
  as reported                        $(3,232)  $21,944  $12,713
                                     ========  =======  =======
  pro forma                          $(3,544)  $21,765  $12,709
                                     ========  =======  =======
Diluted earnings (loss) per common
  share:
    as reported                      $ (0.32)  $  2.15  $  1.07
                                     ========  =======  =======
    pro forma                        $ (0.35)  $  2.13  $  1.07
                                     ========  =======  =======
Basic earnings (loss) per common
  share:
    as reported                      $ (0.33)  $  2.21  $  1.09
                                     ========  =======  =======
    pro forma                        $ (0.37)  $  2.19  $  1.09
                                     ========  =======  =======

11. INDUSTRY SEGMENT INFORMATION
         The Company operates a professional portrait photography business through fixed location studios. Substantially all of the Company's Portrait Studio business operates under Sears, Roebuck and Co. ("Sears") license agreements that expire on December 31, 2008. Except in connection with store closings, Sears has never terminated the operations of any of the Company's portrait studios. The Company's relationship with Sears is long-standing, and management has no reason to believe that Sears will exercise its rights under the agreements to materially reduce the scope of the Company's business with Sears.

GEOGRAPHIC FINANCIAL INFORMATION
(in thousands of dollars)
                                     1999      1998      1997
NET SALES*:
 United States                     $297,206  $304,022  $281,344
 Canada                              21,929    21,525    22,322
                                   --------  --------  --------
                                   $319,135  $325,547  $303,666
                                   ========  ========  ========
LONG-LIVED ASSETS:
 United States                     $ 90,615  $117,241  $129,211
 Canada                               4,007     3,781     5,144
                                   --------  --------  --------
                                   $ 94,622  $121,022  $134,355
                                   ========  ========  ========

* Net sales are attributed to countries based on location.

SELECTED INDUSTRY SEGMENT INFORMATION
(in thousands of dollars)
                                     1999      1998      1997
NET SALES
 Portrait Studio                   $319,135  $325,547  $303,666
                                   ========= ========= =========
INCOME FROM OPERATIONS
 Portrait Studio operating
  earnings                         $ 21,244  $ 44,276  $ 44,597
 Corporate expenses                 (14,509)  (15,918)  (15,435)
                                   --------- --------- ---------
                                   $  6,735  $ 28,358  $ 29,162
                                   ========= ========= =========
SEGMENT ASSETS
 Portrait Studio                   $ 98,188  $ 99,868  $107,770
 Wall Decor                               -    37,505    42,589
 Corporate cash and cash
  equivalents                        49,546    74,552    13,360
 Corporate other                     28,352    22,768    65,042
 Net assets of discontinued
  operations*                        23,177         -         -
                                   --------- --------- ---------
                                   $199,263  $234,693  $228,761
                                   ========= ========= =========
DEPRECIATION AND AMORTIZATION
 Portrait Studio                   $ 23,885  $ 21,923  $ 22,048
 Corporate                            2,842     3,029     3,483
                                   --------- --------- ---------
                                   $ 26,727  $ 24,952  $ 25,531
                                   ========= ========= =========
CAPITAL EXPENDITURES
 Portrait Studio                   $ 23,130  $ 13,231  $ 13,939
 Corporate                            2,314     1,158     2,676
 Disposals                             (895)     (317)     (462)
                                   --------- --------- ---------
                                   $ 24,549  $ 14,072  $ 16,153
                                   ========= ========= =========

* See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, 2.
  DISCONTINUED OPERATIONS AND SUPPLEMENTAL CASH FLOW INFORMATION" for more information.

12. STOCK REPURCHASE PLAN
         Prior to 1999, the Company's Board of Directors had authorized the Company to purchase up to 4,500,000 shares of its outstanding common stock through purchases at management's discretion from time to time at acceptable market prices. On December 13, 1999, the Company's Board of Directors increased this authorization by 1,000,000 shares. Acquired shares are held as treasury stock and will be available for general corporate purposes. As of February 5, 2000, the Company had purchased 4,781,696 shares of stock for $109.3 million at an average stock price of $22.86.

         On November 12, 1996, the Company announced the completion of a "Dutch Auction" tender offer. The Company, as authorized by the Board of Directors, purchased 2,250,000 shares of the Company's common stock at $19.00 per share. The total cost incurred was $43.6 million. The Company used the proceeds from the sale of 51% of Fox's common stock to Eastman Kodak Company to finance the tender offer.

         On January 7, 1998, the Company, as authorized by the Board of Directors, completed a second "Dutch Auction" tender offer by purchasing 1,999,215 shares of the Company's common stock at $23.00 per share for $46.5 million. The Company used the proceeds from the $10.0 million two-year Noncompete Agreement and other working capital and cash from operations to finance the tender offer.

13. SHAREHOLDER RIGHTS PLAN
         The Board of Directors of the Company established a Shareholders Rights Plan ("Rights Plan") through the declaration of a dividend distribution of one preferred stock purchase right for each outstanding share of common stock. The Rights Plan entitles holders of common stock to purchase one one-hundredth of a share of Series A Participating Preferred Stock in the Company, or an acquirer of the Company, in the event of certain non-negotiated efforts, as defined in the Rights Plan, to gain control of the Company. The rights issued expired on May 11, 1999, unless redeemed earlier. (See Note 17, "SUBSEQUENT EVENTS," to the consolidated financial statements.)

14. FAIR VALUE OF FINANCIAL INSTRUMENTS
         Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

    CASH AND CASH EQUIVALENTS, RECEIVABLES, ACCOUNTS PAYABLE AND
    ACCRUED EXPENSES
         The carrying amounts approximate fair value at February 5, 2000 and February 6, 1999 due to the short maturity of these financial instruments.

    SHORT-TERM BORROWINGS AND LONG-TERM DEBT
         The fair value of the Company's debt is estimated based on quoted market prices for similar debt issues with the same remaining maturities. On February 5, 2000, the carrying value and estimated fair market value of the Company's debt was $59.6 million and $61.1 million, respectively. On February 6, 1999, the carrying value and estimated fair market value of the Company's debt was $59.6 million and $64.3 million, respectively.

15. CONTINGENCIES
     The Company is a defendant in a lawsuit filed on October 12, 1999 in New York Supreme Court, County of New York, concerning a terminated merger agreement under which entities controlled by affiliates of American Securities Capital Partners, L.P. (collectively, "ASCP Affiliates") and the Company's management were to acquire the Company for $37.00 per share in cash (the "Merger Agreement"). ASCP Affiliates asserted that the Company had experienced or been affected by an event, change, effect or development that individually or in the aggregate had or would reasonably be expected to have a material adverse effect on the Company's financial position and, citing those grounds, terminated the Merger Agreement. ASCP Affiliates also asserted that they reserved the right to assert any other grounds for termination of the Merger Agreement, including the fact that one or more of the conditions to the financing could not be met. ASCP Affiliates filed an action seeking a declaration that they were entitled to terminate and demanding reimbursement from the Company for expenses incurred in connection with the Merger Agreement, not to exceed $6.0 million.

     The Company filed its answer and a counter claim to the above described lawsuit on October 18, 1999 in New York against ASCP Affiliates asserting they were in willful breach of their obligations under the Merger Agreement. The Company further asserted ASCP Affiliates willfully failed to use their reasonable best efforts to complete the financing for the transaction and that they reneged on their obligation to use bridge financing available. The Company's counter claim seeks damages for the willful breach of the Merger Agreement by ASCP Affiliates and also asserts claims in an amount not to exceed $80.0 million, together with attorneys fees and costs, from American Securities Capital Partners L.P. under its guarantee of its affiliates' performance of obligations under the Merger Agreement.

     While acknowledging the uncertainties of litigation, management believes that these matters will be resolved without a material negative effect on the Company's consolidated financial position or results of operations. Accordingly, the Company has not recorded any amounts related to this litigation in the accompanying consolidated financial statements.

     The Company is also a defendant in certain lawsuits arising in the ordinary course of business, none of which is expected to have a material impact. It is the opinion of management that the ultimate liability, if any, resulting from such suits will not materially affect the consolidated financial position or results of operations of the Company.

16.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                    Quarter Ended:
                        (in thousands of dollars except share
                               and per share amounts)
                           May 1,  July 24,   Nov. 13,   Feb. 5,
                           1999    1999       1999       2000
                         (12 wks)  (12 wks)   (16 wks)  (12 wks)
                        ----------------------------------------
FISCAL YEAR 1999
Net sales                $ 65,074  $ 58,482  $ 97,596 $  97,983
Gross margin               56,567    50,265    85,001    87,365
Net earnings (loss) from
 continuing operations        706      (321)   (2,663)    5,475
Net earnings (loss) from
 discontinued operations     (632)     (638)     (680)   (4,479)
Net earnings (loss)            74      (959)   (3,343)      996
----------------------------------------------------------------
Net earnings (loss) per
 share from continuing
 operations-diluted      $   0.07  $  (0.03) $ (0.27) $    0.60
Net earnings (loss) per
 share from discontinued
 operations-diluted         (0.06)    (0.06)   (0.07)     (0.49)
Net earnings (loss) per
 share - diluted             0.01     (0.10)   (0.34)      0.11
----------------------------------------------------------------
Net earnings (loss) per
 share continuing
 operations - basic      $   0.07  $  (0.03) $ (0.27) $    0.61
Net earnings (loss) per
 share from discontinued
 operations - basic         (0.06)    (0.06)   (0.07)     (0.50)
Net earnings (loss) per
 share - basic               0.01     (0.10)   (0.34)      0.11
----------------------------------------------------------------
Weighted average number
 of common and common
 equivalent shares-
 diluted (in thousands)    10,161     9,917     9,838     9,196
Weighted average number
 of common and common
 equivalent shares-
 basic (in thousands)       9,899     9,917     9,838     8,968
----------------------------------------------------------------

                                    Quarter Ended:
                        (in thousands of dollars except share
                               and per share amounts)
                           May 2,  July 25,   Nov. 14,   Feb. 6,
                           1998    1998       1998       1999
                         (12 wks)  (12 wks)   (16 wks)  (12 wks)
                        ----------------------------------------
FISCAL YEAR 1998
Net sales                $ 60,145  $ 58,330  $106,171 $ 100,901
Gross margin               51,911    51,411    93,115    89,260
Net earnings (loss) from
 continuing operations         53     2,086     6,484    12,653
Net earnings (loss) from
 discontinued operations     (559)     (699)     (433)    2,359
Net earnings (loss)          (506)    1,387     6,051    15,012
----------------------------------------------------------------
Net earnings (loss) per
 share from continuing
 operations - diluted    $   0.01  $   0.20  $  0.64  $    1.25
Net earnings (loss) per
 share from discontinued
 operations - diluted       (0.06)    (0.07)   (0.04)      0.23
Net earnings (loss) per
 share - diluted            (0.05)     0.13     0.59       1.48
----------------------------------------------------------------
Net earnings (loss) per
 share from continuing
 operations - basic      $   0.01  $   0.21  $  0.65  $    1.29
Net earnings (loss) per
 share from discontinued
 operations - basic         (0.06)    (0.07)   (0.04)      0.24
Net earnings (loss) per
 share - basic              (0.05)     0.14     0.61       1.53
----------------------------------------------------------------
Weighted average number
 of common and common
 equivalent shares-
 diluted (in thousands)     9,914    10,323    10,200    10,120
Weighted average number
 of common and common
 equivalent shares-
 basic (in thousands)       9,914    10,015     9,961     9,841
----------------------------------------------------------------

17.  SUBSEQUENT EVENT

         Shareholders Rights Plan... On March 13, 2000, the Board of Directors renewed its Shareholders Rights Plan ("Rights Plan"). Under the Rights Plan, after the close of business on March 23, 2000, each stockholder of CPI Corp. common stock, received a dividend distribution of one right (a "Right") for each share of Company common stock held. Each Right entitles stockholders to buy one one-hundredth of a share of Series A Participating Preferred Stock of the Company at an exercise price of $96.00. Each preferred share fraction is designed to be equivalent in voting and dividend rights to one share of common stock.

         The Rights will be exercisable and will trade separately from the shares of common stock only if a person or group, with certain exceptions, acquires beneficial ownership of 20% or more of the shares of common stock or commences a tender or exchange offer that would result in such person or group beneficially owning 20% or more of the shares of common stock. Prior to this time, the Rights will not trade separately from the common stock. The Company may redeem the Rights at $.001 per Right at any time prior to the occurrence of one of these events. All Rights expire on March 13, 2010.

         Each Right will entitle its holder to purchase, at the Right's then-current exercise price, common stock of CPI Corp. having a value of twice the Right's exercise price. This amounts to the right to buy common stock of the Company at half price. Rights owned by the party triggering the exercise of Rights will not be exercisable.

         In addition, if, after any person has become a 20%-or-more stockholder, the Company is involved in a merger or other business combination transaction with another person in which its shares of common stock are exchanged or converted, or sells 50% or more of its assets or earning power to another person, each Right will entitle its holder to purchase, at the Right's then-current exercise price, shares of common stock of such other person having a value of twice the Right's exercise price.

         Stock Repurchase Plan... On April 7, 2000, the Company's Board of Directors authorized the purchase of up to 500,000 additional shares of its outstanding common stock through purchases at management's direction from time to time at acceptable market prices. Acquired shares will be held as treasury stock and will be available for general corporate purposes.

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                           PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
         PERSONS OF THE REGISTRANT

     Information required under this Item will be contained in the Registrant's 2000 Proxy Statement, to be dated within 120 days of the end of the Registrant's fiscal year 1999, is incorporated herein by reference and will be delivered to stockholders in connection with the Annual Shareholders meeting to be held on June 1, 2000.

ITEM 11. EXECUTIVE COMPENSATION

     Information required under this Item will be contained in the Registrant's 2000 Proxy Statement, to be dated within 120 days of the end of the Registrant's fiscal year 1999, is incorporated herein by reference and will be delivered to stockholders in connection with the Annual Shareholders meeting to be held on June 1, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     Information required under this Item will be contained in the Registrant's 2000 Proxy Statement, to be dated within 120 days of the end of the Registrant's fiscal year 1999, is incorporated herein by reference and will be delivered to stockholders in connection with the Annual Shareholders meeting to be held on June 1, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not Applicable.

                               PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

(a) Documents Filed as Part of Form 10-K

                                                      PAGES
                                                      -----
1.  FINANCIAL STATEMENTS
    - Independent Auditors' Report                       28
    - Consolidated Balance Sheets as of
      February 5, 2000 and February 6, 1999           29-30
    - Consolidated Statements of Operations for
      the fiscal years ended February 5, 2000,
      February 6, 1999 and February 7, 1998           31-32
    - Consolidated Statements of Changes in
      Stockholders' Equity for the fiscal years
      ended February 5, 2000, February 6, 1999
      and February 7, 1998                            33-35
    - Consolidated Statements of Cash Flows for
      the fiscal years ended February 5, 2000,
      February 6, 1999 and February 7, 1998           36-37
    - Notes to Consolidated Financial Statements      38-65

2.  FINANCIAL STATEMENT SCHEDULES
    - Schedule II (Valuation and Qualifying Accounts)    75


         All other schedules and notes under Regulation S-X are omitted because they are either not applicable, not required or the information called for therein appears in the consolidated financial statements or notes thereto.

3.  Exhibits

     The exhibits listed below, with their corresponding filing date and registration or Commission file numbers where applicable, are incorporated by reference as exhibits required by Item 601 of Regulation S-K:

                                                   REGISTRATION
INFORMATION INCORPORATED     DOCUMENT      FILING   COMMISSION
BY REFERENCE                 REFERRED TO   DATE     FILE NO.
--------------------------   ------------- -------- ------------
(3.1)  Articles of           Annual Report   4/30/90   1-10204
       Incorporation         on Form 10-K
                             dated 4/27/90
(3.2)  Bylaws                Annual Report  4/30/90   1-10204
                             on Form 10-K
                             dated 4/27/90
(3.4)  Amendment to Bylaws   Form 8-K dated 8/03/95   0-11227
                             dated 8/3/95
(3.5)  Amendment to Bylaws   Annual Report  5/02/97   1-10204
                             on Form 10-K
                             dated 4/3/97
(3.6)  Amendment to Bylaws   Annual Report  5/04/94   1-10204
                             on Form 10-K
                             dated 4/6/94
(4.1)  Articles of           Annual Report  4/30/90   1-10204
       Incorporation and     on Form 10-K
       Bylaws                dated 4/27/90
(4.12) Note Agreement for    Form 8-K        7/1/97   0-11227
       CPI Corp. Senior
       Notes dated June 16,
       1997
(4.13) CPI Corp. 7.46%       Form 8-K       7/1/97    0-11227
       Senior Notes due
       June 16, 2007,
       PPN 12617# ACO
(4.14) CPI Corp. 7.46%       Form 8-K       7/1/97    0-11227
       Senior Notes due
       June 16, 2007,
       Security No. !Inv5641!
(4.15) Registration of       Form S-8       3/31/98   002-86403
       50,000 shares of
       common to be issued
       under the CPI Corp.
       1981 Stock Bonus Plan

                                                    REGISTRATION
INFORMATION INCORPORATED     DOCUMENT        FILING  COMMISSION
BY REFERENCE                 REFERRED TO     DATE      FILE NO.
--------------------------   -------------   ------- -----------
(4.16) Registration of        Form S-8       3/31/98  002-86403
       250,000 shares of
       common stock to be
       issued under the CPI
       Corp. Employees Profit
       Sharing Plan and Trust
(10.1) Employment Contract    Annual Report   5/6/98    1-10204
       Alyn V. Essman *       on Form 10-K,
                              dated 4/9/98
(10.2) Employment Contract    Annual Report   5/6/98    1-10204
       Russell H. Isaak *     on Form 10-K
                              dated 4/9/98
(10.3) Employment Contract    Annual Report   5/6/98    1-10204
       Patrick J. Morris *    on Form 10-K
                              dated 4/9/98
(10.4) Employment Contract    Annual Report   5/6/98    1-10204
       Barry C. Arthur *      on Form 10-K
                              dated 4/9/98
(10.5) Employment Contract    Annual Report   5/6/98    1-10204
       Fran Scheper *         on Form 10-K
                              dated 4/9/98
(10.6) CPI Corp. 1981 Stock   Annual Report   5/5/93    1-10204
       Bonus Plan (As         on Form 10-K,
       Amended and Restated   dated 4/30/93
       on 2/3/91)
(10.7) Deferred Compensa-     Annual Report   5/1/92    1-10204
       tion and Stock         on Form 10-K,
       Appreciation Rights    dated 4/24/92
(10.8) CPI Corp. Restricted   Annual Report   5/1/92    1-10204
       Stock Plan             on Form 10-K,
                              dated 4/24/92
(10.9) Deferred Compensa-     Annual Report   5/1/92    1-10204
       tion and Retirement    on Form 10-K,
       Plan for Non-          dated 4/24/92
       Management Directors

     * Employment contract is automatically renewed and extended for one year unless terminated by the Board of Directors or the employee.

                                                    REGISTRATION
INFORMATION INCORPORATED     DOCUMENT      FILING   COMMISSION
BY REFERENCE                 REFERRED TO   DATE     FILE NO.
--------------------------   ------------- -------- ------------
(10.10) CPI Corp. Stock      Form S-8      7/28/92    33-50082
        Option Plan (As
        Amended and Restated
        effective 2/2/92)
(10.11) Registration of      Form 8-A      3/21/89           -
        Securities on the New
        York Stock Exchange
(10.13) CPI Voluntary Stock  Form D        3/31/93           -
        Option Plan
(10.24) $40 Million          Form 10-Q     12/8/97     1-10204
        Revolving Credit
        Agreement
(10.25) $17 Million          Form 10-Q     8/29/97     1-10204
        Revolving Credit
        Note with Mercantile
        Bank National
        Association
(10.26) $13 Million          Form 10-Q     8/29/97     1-10204
        Revolving Credit
        Note with Harris
        Trust and Savings
(10.27) $10 Million          Form 10-Q     8/29/97     1-10204
        Revolving Credit
        Note with The
        Sumitomo Bank,Limited
(10.28) License Agreement    Annual Report  5/5/99    1-10204
        Sears,Roebuck & Co.  on Form 10-K
                             dated 4/8/99
(10.29) License Agreement    Annual Report  5/5/99    1-10204
        Sears,Roebuck & Co.  on Form 10-K
        (Off Mall)           dated 4/8/99
(10.30) License Agreement    Annual Report  5/5/99    1-10204
        Sears,Roebuck De     on Form 10-K
        Puerto Rico, Inc.    dated 4/8/99
(10.31) License Agreement    Annual Report  5/5/99    1-10204
        Sears Canada, Inc.   on Form 10-K
                             dated 4/8/99


                                                    REGISTRATION
INFORMATION INCORPORATED     DOCUMENT      FILING   COMMISSION
BY REFERENCE                 REFERRED TO   DATE     FILE NO.
--------------------------   ------------- -------- ------------
(10.32) CPI Corp. 1998       Annual Report  5/5/99    1-10204
        Employee Profit      on Form 10-K
        Sharing Plan &       dated 4/8/99
        Trust
(10.33) First Amendment      Annual Report  5/5/99    1-10204
        to CPI Corp.         on Form 10-K
        Employee Profit      dated 4/8/99
        Sharing Plan &
        Trust
(10.34) Second Amendment     Form 10-Q      12/18/99  1-10204
        to License Agreement 12/3/99
        Sears, Roebuck & Co.
(10.35) Second Amendment     Form 10-Q      12/18/99  1-10204
        to License Agreement 12/3/99
        Sears, Roebuck & Co.
        (Off Mall)

The following exhibits are included in this 10-K Annual Report:

(10.36)   Material Contract: Employment Contract for
                             Jane E. Nelson
(11.1)    Computation of Earnings Per Share - Diluted
(11.2)    Computation of Earnings Per Share - Basic
(13.0)    1999 Annual Report to Shareholders
(21.0)    Subsidiaries of the Registrant
(23.0)    Independent Auditor's Consent
(27.0)    Financial Data Schedule

(b)  REPORTS ON FORM 8-K

     - On December 3, 1999, CPI Corp. reported the issuance of a press release on December 2, 1999 announcing expectations of a disappointing third quarter.

     - On December 15, 1999, CPI Corp. reported the issuance of a press release on December 13, 1999 announcing third quarter results.

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

SIGNATURES OF DIRECTORS AND PRINCIPAL OFFICERS

    Signature                     Title                  Date
-----------------------  ------------------------  -------------
/s/ Alyn V. Essman       Chairman of the Board,    April 6, 2000
-----------------------   Chief Executive Officer
   (Alyn V. Essman)       and Director (Principal
                          Executive Officer)

/s/ Milford Bohm         Director                  April 6, 2000
-----------------------
   (Milford Bohm)

/s/ Lee Liberman         Director                  April 6, 2000
-----------------------
   (Lee Liberman)

/s/ Nicholas L. Reding   Director                  April 6, 2000
-----------------------
   (Nicholas L. Reding)

/s/ Martin Sneider       Director                  April 6, 2000
-----------------------
   (Martin Sneider)






    Signature                     Title                  Date
-----------------------  ------------------------  -------------
/s/ Robert L. Virgil     Director                  April 6, 2000
-----------------------
   (Robert L. Virgil)

/s/ Russell Isaak        President and Director    April 6, 2000
-----------------------
   (Russell Isaak)

/s/ Patrick J. Morris    Senior Executive Vice     April 6, 2000
-----------------------   President and Director
   (Patrick J. Morris)

/s/ Barry C. Arthur      Vice President and        April 6, 2000
-----------------------   Treasurer (Principal
   (Barry C. Arthur)      Financial and
                          Accounting Officer)

                                                    SCHEDULE II

                VALUATION AND QUALIFYING ACCOUNTS

CPI CORP. CONSOLIDATED ALLOWANCE FOR UNCOLLECTIBLE RECEIVABLES
    FISCAL YEARS ENDED FEBRUARY 5, 2000, FEBRUARY 6, 1999
        AND FEBRUARY 7, 1998 (in thousands of dollars)


                        FEBRUARY 5,   FEBRUARY 6,   FEBRUARY 7,
                           2000          1999          1998
                        -----------   -----------   -----------
Balance at beginning
of year                 $    302      $    291      $     382
                        ===========   ===========   ===========
Balance at end
of year                 $    287      $    302      $     291
                        ===========   ===========   ===========



The majority of receivable amounts at year ending February 5, 2000, February 6, 1999 and February 7, 1998, respectively are due from portrait studio customers for amounts collected or to be collected, for which the Company assumes all credit risks.

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