Form 10-Q
period 2000-04-29
CPI CORP
filed 2000-06-09
CIK 25354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.   20549

                           FORM 10-Q

        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                            CPI CORP.
                            ---------

              For the Quarter Ended April 29, 2000
                                    --------------

                 Commission File Number 1-10204
                                        -------

          DELAWARE                           43-1256674
          --------                           ----------
(State or Other Jurisdiction of           (I.R.S. Employer
 Incorporation or Organization)          Identification No.)


1706 Washington Avenue, St. Louis, Missouri    63103-1790
----------------------------------------------------------
 (Address of Principal Executive Offices)      (Zip Code)


                        (314) 231-1575
                        --------------
                (Registrant's Telephone Number)


     Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

           Yes [X]
           No  [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

     As of June 8, 2000 there were 8,016,384 shares of the Registrant's common stock outstanding.

                         TABLE OF CONTENTS
                         -----------------

PART 1.   FINANCIAL INFORMATION                        PAGE(S)
-------------------------------                        -------

Item 1.   Financial Statements
          - Interim Condensed Consolidated Balance
              Sheets - For April 29, 2000 and
              February 5, 2000                             3-5
          - Interim Condensed Consolidated
              Statement of Earnings - For the 12
              Weeks Ended April 29, 2000 and
              May 1, 1999                                  6-7
          - Interim Condensed Consolidated Statement
              of Changes in Stockholders' Equity -
              For the 52 Weeks Ended February 5, 2000
              and for the 12 Weeks Ended April 29, 2000    8-9
          - Interim Condensed Consolidated Statement
              of Cash Flows - For the 12 Weeks Ended
              April 29, 2000 and May 1, 1999             10-11
          - Notes to the Interim Condensed
              Consolidated Financial Statements          12-14

Item 2.   Management's Discussions and Analysis of
            Results of Operations, Financial
            Condition and Cash Flow                      15-19

Item 3.   Quantitative and Qualitative Disclosures
           About Market Risk                                19


PART II.  OTHER INFORMATION
--------------------------

Item 6.   Exhibits and Reports on Form 8-K                  20

          Signature                                         21

          Index to Exhibits                                 22

                              PART 1
                       FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS - ASSETS
(UNAUDITED) (in thousands of dollars)

                                       April 29,   February 5,
                                         2000         2000
                                      ----------   -----------
Current assets:
  Cash and cash equivalents           $  30,676    $   49,546
  Receivables, less allowance of
   $734 and $287, respectively           12,868         9,895
  Inventories                            11,594        11,641
  Prepaid expenses and other current
   assets                                 6,318         5,949
  Refundable income taxes                   989             -
  Deferred tax assets                     4,433         4,433
                                       ---------   -----------
     Total current assets                66,878        81,464
                                       ---------   -----------
Net property and equipment               82,926        84,923
Net assets of discontinued operations    23,177        23,177
Other assets, net of amortization of
  $1,291 and $1,282, respectively         8,468         9,699
                                       ---------   -----------
     Total assets                      $181,449    $  199,263
                                       =========   ===========

See accompanying notes to consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS - LIABILITIES AND
STOCKHOLDERS' EQUITY (UNAUDITED) (in thousands of dollars)
                                      April 29,    February 5,
                                        2000           2000
                                      ---------    -----------
Current liabilities:
  Accounts payable                    $  12,832    $    10,669
  Accrued employment costs                9,308          8,638
  Accrued deferred revenue                8,748          7,569
  Sales taxes payable                     1,697          2,615
  Accrued advertising expense             3,280          1,259
  Accrued expenses and other
   liabilities                            6,283          6,433
  Income taxes                                -          4,911
                                      ---------    -----------
    Total current liabilities            42,148         42,094
                                      ---------    -----------
Long-term debt                           59,657         59,637
Other liabilities                         9,237         10,469
Long-term deferred revenue                3,989          4,471
Deferred income taxes                     1,337          1,335
                                      ---------    -----------
    Total liabilities                 $ 116,368    $   118,006
                                      ---------    -----------

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS - LIABILITIES AND
STOCKHOLDERS' EQUITY (UNAUDITED) (continued) (in thousands of dollars)
                                      April 29,    February 5,
                                        2000           2000
                                      ---------    -----------

Stockholders' equity:
  Preferred stock, no par value,
   1,000,000 shares authorized; no
   shares outstanding                        -             -
  Preferred stock, Series A, no par
   value                                     -             -
  Common stock, $0.40 par value,
   50,000,000 shares authorized;
   17,820,157 and 17,791,450 shares
   outstanding at April 29, 2000 and
   February 5, 2000, respectively        7,128         7,117
  Additional paid-in capital            43,387        42,804
  Retained earnings                    234,726       233,739
  Accumulated other comprehensive
   income                               (3,272)       (2,945)
                                     ----------   -----------
                                       281,969       280,715
  Treasury stock at cost, 9,761,338
   and 9,030,911 shares at April 29,
   2000 and February 5, 2000,
   respectively                       (216,862)     (199,426)
  Unamortized deferred compensation-
   restricted stock                        (26)          (32)
                                     ----------   -----------
  Total stockholders' equity            65,081        81,257
                                     ----------   -----------
  Total liabilities and stockholders'
   equity                            $ 181,449    $  199,263
                                     ==========   ===========

See accompanying notes to consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED) (in thousands of dollars except share and per share amounts) Twelve weeks ended April 29, 2000 and May 1, 1999
                                         Twelve Weeks Ended
                                     --------------------------
                                      April 29,        May 1,
                                        2000            1999
                                     ----------      ----------
Net sales                            $  66,901       $  65,074
Costs and expenses:
  Cost of sales (exclusive of
   depreciation expense shown below)     7,995           8,507
  Selling, administrative and
   general expenses                     49,189          50,706
  Depreciation                           5,651           5,448
  Amortization                              31             212
                                     ----------      ----------
                                        62,866          64,873
                                     ----------      ----------
Income from operations                   4,035             201
Interest expense                         1,053           1,057
Interest income                            445             762
Other expense                              100               -
Other income                                27           1,180
                                     ----------      ----------
Earnings before income tax expense       3,354           1,086
Income tax expense                       1,174             380
                                     ----------      ----------
Net earnings from continuing
  operations                             2,180             706
                                     ----------      ----------
Loss from discontinued operations
  net of income tax benefit of
  $340                                       -            (632)
                                     ----------      ----------
Net earnings                         $   2,180       $      74
                                     ==========      ==========

See accompanying notes to consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED) (continued) (in thousands of dollars except share and per share amounts) Twelve weeks ended April 29, 2000 and
May 1, 1999
                                     Twelve Weeks Ended
                                 ----------------------------
                                   April 29,        May 1,
                                      2000           1999
                                 ------------    ------------
Net earnings from continuing
  operations - diluted           $      0.26     $      0.07
Net loss from discontinued
  operations - diluted                     -           (0.06)
                                 ------------    ------------
    Net earnings - diluted       $      0.26     $      0.01
                                 ============    ============
Net earnings from continuing
  operations - basic             $      0.26     $      0.07
Net loss from discontinued
  operations - basic                       -           (0.06)
                                 ------------    ------------
    Net earnings - basic         $      0.26     $      0.01
                                 ============    ============

Dividends per share              $      0.14     $      0.14
                                 ============    ============
Weighted average number of
  common and common equivalent
  shares outstanding- diluted      8,470,212      10,160,789
                                 ============    ============
Weighted average number of
  common and common equivalent
  shares outstanding- basic        8,232,583       9,899,269
                                 ============    ============

See accompanying notes to consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands of dollars except share and per share amounts)
Fifty-two weeks ended February 5, 2000
                                                  Accum               Deferred
                                Add'l             other    Treasury   comp'n
                         Common paid-in Retained  comp'h   stock      restr'td
                         stock  capital earnings  income   at cost    stock      Total
                         ------ ------- --------- -------- ---------- -------- ---------
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

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(Continued) (in thousands of dollars except share and per share amounts)
Twelve weeks ended April 29, 2000
                                                  Accum               Deferred
                                Add'l             other    Treasury   comp'n
                         Common paid-in Retained  comp'h   stock      restr'td
                         stock  capital earnings  income   at cost    stock      Total
                         ------ ------- --------- -------- ---------- -------- ----------
Balance at Feb. 5, 2000  $7,117 $42,804 $233,739  $(2,945) $(199,426) $   (32) $  81,257
                         ------ ------- --------- -------- ---------- -------- ----------
Issuance of common stock
  (28,707 shares)            11     583        -        -          -        -        594
Comprehensive income
  Net earnings                -       -    2,180        -          -        -
  Foreign currency
      translation             -       -        -     (327)         -        -
    Comprehensive income      -       -        -        -          -        -      1,853
Dividends ($0.14 per
  common share)               -       -   (1,193)       -          -        -     (1,193)
Purchase of treasury
  stock, at cost              -       -        -        -    (17,436)       -    (17,436)
Amortization of deferred
  compensation-
  restricted stock            -       -        -        -          -        6          6
                         ------ ------- --------- -------- ---------- -------- ----------
Balance at
  April 29, 2000         $7,128 $43,387 $234,726  $(3,272) $(216,862) $   (26) $  65,081
                         ====== ======= ========= ======== ========== ======== ==========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH
FLOWS (UNAUDITED) (in thousands of dollars) Twelve weeks ended
April 29, 2000 and May 1, 2000

                                             12 Weeks Ended
                                          --------------------
                                           April 29,   May 1,
                                             2000       1999
                                          ---------  ---------
Cash flows provided by (used in)
  operating activities                    $  1,846   $ (5,906)
                                          ---------  ---------
Cash flows used in financing activities:
  Issuance of common stock to employee
    stock plans                                594        828
  Cash dividends                            (1,193)    (1,382)
  Purchase of treasury stock               (17,436)         -
                                          ---------   --------
Cash flows used in financing activities    (18,035)      (554)
                                          ---------   --------
Cash flows used in investing activities:
    Additions to property and equipment     (2,518)    (3,518)
                                          ---------   --------
Cash flows used in investing activities     (2,518)    (3,518)
                                          ---------  ---------
Effect of exchange rate changes on
  cash and cash equivalents                   (163)       167
                                          ---------  ---------
Net decrease in cash and cash equivalents  (18,870)    (9,811)

Cash and cash equivalents at beginning
  of year                                   49,546     76,000
                                          ---------  ---------
Cash and cash equivalents at end of
  period                                  $ 30,676   $ 66,189
                                          =========  =========
Supplemental cash flow information:
  Interest paid                           $      -   $      -
                                          =========  =========
  Income taxes paid                       $  7,059   $  6,738
                                          =========  =========

See accompanying notes to consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
Twelve weeks ended April 29, 2000 and May 1, 1999

RECONCILIATION OF NET EARNINGS TO CASH FLOWS PROVIDED BY (USED
IN) OPERATING ACTIVITIES (UNAUDITED)

                                              12 Weeks Ended
                                           --------------------
                                            April 29,   May 1,
                                              2000       1999
                                           ---------  ---------
Net earnings from continuing operations    $  2,180   $    706

Adjustments for items not requiring cash:
  Depreciation and amortization               5,682      5,660
  Deferred income taxes                           2          9
  Deferred revenue                              697        (74)
  Amortization of noncompete agreement            -     (1,154)
  Other                                      (1,308)    (1,275)

Decrease (increase) in current assets:
  Receivables and inventories                (2,926)       128
  Refundable income taxes                      (989)    (4,045)
  Prepaid expenses and other current assets    (368)       107

Increase (decrease) in current liabilities:
  Accounts payable, accrued expenses and
    other liabilities                         3,787     (2,064)
  Income taxes                               (4,911)    (2,719)
                                            --------   --------
Cash flows from continuing operations         1,846     (4,721)
Cash flows from discontinued operations           -     (1,185)
                                           ---------   --------
Cash flows provided by (used in)
  operating activities                     $  1,846    $(5,906)
                                           =========   ========

See accompanying notes to consolidated financial statements.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial position as of April 29, 2000 and February 5, 2000 and the results of its operations and changes in its cash flows for the 12 weeks ended April 29, 2000 and May 1, 1999. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's annual report on Form 10-K for its fiscal year ended
February 5, 2000.

2. On April 7, 2000, the Company announced it is negotiating to sell its Wall Decor segment, a business operated by the Company since 1993 under the name of Prints Plus, Inc. (Prints Plus). As a result of the decision to exit this business, in fiscal 1999, a loss of $10.1 million before taxes was recorded to recognize anticipated losses and related expenses in connection with the sale. The Company has classified the Wall Decor segment as a discontinued operation and has reclassified the prior years' financial statements to reflect this change.

       Net sales of the discontinued operations for April 29, 2000 and May 1, 1999 were $12.9 million and $12.6 million, respectively. Operating losses of the discontinued operation for April 29, 2000 and May 1, 1999 were $1.5 million and $972,000, respectively.

         The components of the net assets of discontinued operations are:

                         April 29, 2000
                         --------------
Current assets              $ 12,584
Property and equipment        15,952
Liabilities                    5,359
                            ---------
Net assets from
 discontinued operations    $ 23,177
                            =========


SUPPLEMENTAL CASH FLOW INFORMATION FROM DISCONTINUED OPERATIONS
(in thousands of dollars)

                                            May 1, 1999
                                            -----------
Loss from discontinued operations,
  net of income tax benefit of $340         $     (632)
Adjustments for items not requiring cash:
  Depreciation and amortization                  1,135
Decrease (increase) in current assets:
  Receivables and inventories                     (575)
  Prepaid expenses and other current assets       (265)
Increase (decrease) in current liabilities:
  Accounts payable, accrued expenses and
  other liabilities                               (370)
Capital expenditures                              (478)
                                            -----------
Cash flows from discontinued operations     $   (1,185)
                                            ===========

3. As part of the Company's disposition of its remaining shares of Fox Photo, Inc. ("Fox") to Eastman Kodak Company in October 1997, the Company entered into a two-year Noncompetition and Nonsolicitation Agreement (the "Noncompete Agreement") with Fox under which the Company agreed not to engage in the retail photofinishing business and, subject to certain exceptions, not to employ Fox employees without consent. The Company received $10.0 million cash consideration for entering into the Noncompete Agreement was amortized into income over the two-year period of the agreement.

       During the first quarter of 1999 amortization relating to the two-year Noncompete Agreement was $1.2 million.

4. The Company currently operates a professional portrait photography business through fixed location studios in the United States and Canada.

SELECTED INDUSTRY SEGMENT INFORMATION (in thousands of dollars)
                                       Twelve Weeks Ended
                                 -----------------------------
                                 April 29, 2000   May 1, 1999
                                 ---------------  ------------
NET SALES:
  Portrait Studio                    $   66,901    $   65,074
                                     ===========   ===========
INCOME FROM OPERATIONS:
 Portrait Studio operating earnings  $    7,181    $    2,951
 Corporate expense                       (3,146)       (2,750)
                                     -----------   -----------
                                     $    4,035    $      201
                                     ===========   ===========
SEGMENT ASSETS:
 Portrait Studio                     $   98,495    $   97,147
 Wall Decor                                   -        37,480
 Corporate cash and cash equivalents     30,676        64,949
 Corporate other                         29,101        27,315
 Net assets of discontinued
   operations                            23,177             -
                                     -----------   -----------
                                     $  181,449    $  226,891
                                     ===========   ===========

GEOGRAPHIC FINANCIAL INFORMATION
--------------------------------
                                Twelve Weeks Ended
                           -----------------------------
                           April 29, 2000    May 1, 1999
                           --------------    -----------
NET SALES:
 United States             $   62,903        $  61,358
 Canada                         3,998            3,716
                           --------------    -----------
                           $   66,901        $  65,074
                           ==============    ===========
LONG-LIVED ASSETS:
 United States             $   87,746        $ 114,666
 Canada                         3,648            3,716
                           --------------    -----------
                           $   91,394        $ 118,382
                           ==============    ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSES OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS - OVERVIEW
-----------------------------------------------

SAFE HARBOR STATEMENTS UNDER PRIVATE SECURITIES
  LITIGATION REFORM ACT OF 1995

     The statements contained in this report, and in particular in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section which are not historical facts are forward-looking statements that involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements, such as the Company's outlook for Sears, Roebuck and Company ("Sears"), Portrait Studios, future cash requirements and capital expenditures, are only predictions or expectations; actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to: customer demand for the Company's products and services, the overall level of economic activity in the Company's major markets, competitors' actions, manufacturing interruptions, dependence on certain suppliers, changes in the Company's relationship with Sears and the condition and strategic planning of Sears fluctuations in operating results, the attractions and retention of qualified personnel and other risks as may be described in the Company's filings with the Securities and Exchange Commission, including its form 10-K for the year ended February 5, 2000.

FISCAL YEARS

     The Company's fiscal year ends the first Saturday of February. Accordingly, fiscal year 1999 ended February 5, 2000 and consisted of 52 weeks. The first fiscal quarters of 2000 and 1999 consisted of twelve weeks and ended April 29, 2000 and May 1, 1999, respectively. Throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations," reference to 1999 will mean the fiscal year-end 1999 and reference to first quarter 2000 and first quarter 1999 will mean the first fiscal quarter of 2000 and 1999, respectively.

DISCONTINUED OPERATIONS

     On April 7, 2000, the Company announced it is negotiating to sell its Wall Decor segment, a business operated by the Company since 1993 under the name Prints Plus. The Company plans to complete this transaction sometime this summer. As a result of the decision to exit this business, in 1999, a loss of $10.1 million before taxes was recorded to recognize anticipated losses and related expenses in connection with the sale. The Company also classified the Wall Decor segment as a discontinued operation and has reclassified prior years' financial statements to reflect this change.

STOCK REPURCHASE

     Under various authorizations from the Company's Board of Directors to purchase shares of its outstanding common stock through purchases at management's discretion from time to time at acceptable market prices, in the first quarter of 2000, the Company purchased 730,400 shares of stock for $17.4 million at an average stock price of $23.87. No stock was repurchased in the first quarter of 1999. Acquired shares are held as treasury stock and will be available for general corporate purposes. The weighted average shares outstanding have been adjusted to reflect the change in shares outstanding resulting from the repurchase of the Company's common stock.


MANAGEMENT'S DISCUSSION AND ANALYSIS - RESULTS OF OPERATIONS
------------------------------------------------------------

TWELVE WEEKS ENDED APRIL 29, 2000 COMPARED TO TWELVE WEEKS
  ENDED MAY 1, 1999

Net Sales
---------
     Net sales for Portrait Studios increased from $65.1 million for the 12 weeks ended May 1, 1999, to $66.9 million, or 2.8%, for the 12 weeks ended April 29, 2000. This increase resulted from higher customer traffic, slightly offset by a decrease in average sales per customer. The Company believes the increase in customer traffic is a result of the success of the Smile Savers Plan(R), a customer loyalty program designed to increase repeat visits introduced early in 1999. However, due to the Smile Savers Plan(R), lower average sales per customer are incurred as sitting fees are not paid by the customer under the program during the repeat visits.

Income From Continuing Operations
---------------------------------
     Income from continuing operations increased from $201,000 for the 12 weeks ended May 1, 1999 to $4.0 million for the 12 weeks ended April 29, 2000. This increase is due to increased sales and decreased costs and expenses for the 12 weeks ended April 29, 2000 compared to the 12 weeks ended May 1, 1999.

     As a result of management having the opportunity to focus on more efficient operations in the Sears Portrait Studios, employment costs included in cost of sales and in selling, administrative and general expenses improved slightly as a percentage of sales for the first quarter of 2000 compared to the first quarter of 1999. Specifically, reduced labor hours, which resulted from fewer training hours and better management of studio staffing, were offset by increased hourly wage rates, which resulted from normal annual wage increases and the implementation in 1999 of the Independent Study Program. In addition, advertising expenditures and various administrative support costs were down $1.8 million for the 12 weeks ended April 29, 2000 compared to the 12 weeks ended May 1, 1999 as a result of improvements in procedures.

Interest Expense, Interest Income, Other Expense and Other
----------------------------------------------------------
 Income
 ------
     Interest expense was relatively unchanged for the first 12 weeks of 2000 compared to the same time period in 1999.

     The decrease in interest income from $762,000 for the 12 weeks ended May 1, 1999 to $445,000 for the 12 weeks ended April 29, 2000, or 41.6%, resulted from a decrease in investment income due to lower cash and cash equivalents balances in first quarter 2000 compared to first quarter 1999.

     The Company recognized $100,000 in other expenses for legal and related expenses incurred during the first quarter of 2000 relating to the ongoing claims against the Company by affiliates of American Securities Capital Partners, L.P. ("ASCP Affiliates") and the Company's counter claim against these entities made in connection with a terminated merger agreement between ASCP Affiliates and the Company's management in 1999. No similar expenses were incurred in first quarter of 1999.

     The decrease in other income from $1.2 million recorded in the first quarter of 1999 to $27,000 recorded in the first quarter of 2000 resulted from the inclusion of $1.2 million in first quarter 1999 of amortization relating to the two-year Noncompete Agreement entered into in 1997 as part of the disposition of the Company's remaining shares of Fox Photo, Inc. to Eastman Kodak Company.

Income Tax Expense
------------------
     Income tax expense increased from $380,000 for the 12 weeks ended May 1, 1999 to $1.2 million for the 12 weeks ended
April 29, 2000, as a direct result of increased earnings.

Net Earnings
------------
     Net earnings increased from $74,000 for the first quarter
1999 to $2.2 million for the first quarter 2000 due to the various factors previously noted.

MANAGEMENT'S DISCUSSION AND ANALYSIS - FINANCIAL CONDITION
----------------------------------------------------------

ASSETS
     Total assets decreased 8.9% in first quarter 2000 from year-end 1999, reflecting decreases in cash and cash equivalents resulting from the seasonal cash needs of the business and the repurchase of common stock.

LIABILITIES
     Total liabilities decreased 1.4% in first quarter 2000 from year-end 1999, resulting from decreases in other liabilities offset by seasonal increases in various other liability areas.

STOCKHOLDERS' EQUITY
     Stockholders' equity was down 19.9% for first quarter 2000 from year-end 1999 due mainly to the repurchase of $17.4
million of the Company's common stock, the distribution of $1.2 million in dividends and the recording of a $2.2 million in net earnings for the first quarter of 2000.


MANAGEMENT'S DISCUSSION AND ANALYSIS - CASH FLOWS
-------------------------------------------------

     During the first quarter of 2000, the Company generated $1.8 million in internal funds from operations. Cash flow used in financing activities during this timeframe amounted to $18.0 million including the purchase of $17.4 million of the Company's common stock and the payment of $1.2 million in dividends. Cash flows used in investing activities included $2.5 million in capital expenditures. The net result of these transactions was an $18.9 million decrease in cash and cash equivalents during the first quarter of 2000.

     Through operating cash flows and existing cash and cash equivalents, the Company believes it has sufficient liquidity to meet cash requirements for operations, planned capital expenditures and dividends to shareholders. In addition, the Company is renegotiating its revolving credit agreement and anticipates having a new agreement in place prior to the June 16, 2000 expiration date of the existing agreement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

         Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign exchange rates. The Company's debt obligations have primarily fixed interest rates; therefore, the Company's exposure to changes in interest rates is minimal. The Company's exposure to changes in foreign exchange rates relates to the Canadian operations, which is minimal as these operations constitute 7.6% of the Company's total assets and 6.0% of the Company's total sales.

                     PART II.   OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) EXHIBITS:

            The following exhibits are being filed as part of this Report:

            Exhibit  11.1  - Computation of Earnings per Common
                             Share - Diluted
                             Twelve Weeks Ended April 29, 2000
                             and May 1, 1999
            Exhibit  11.2  - Computation of Earnings per Common
                             Share - Basic
                             Twelve Weeks Ended April 29, 2000
                             and May 1, 1999
            Exhibit  27    - Financial Data Schedule

         b) REPORTS ON FORM 8-K

            - On March 10, 2000, CPI Corp. reported the
              issuance of a press release on March 3, 2000 announcing the resignation of Mary Ann Krey from its Board of Directors.

            - On March 15, 2000, CPI Corp. reported the
              issuance of a press release on March 13, 2000 announcing that it had renewed its Shareholder Rights Plan and declaring a dividend distribution of one Right for each outstanding share of common stock, $.40 par value, of the Company, to stockholders of record at the close of business on March 23, 2000. The Company also published the Rights Agreement between CPI Corp. and Harris Trust and Savings Bank.

            - On April 13, 2000, CPI Corp. reported the
              issuance of a press release on April 7, 2000 announcing results from the full 1999 fiscal year. In addition, CPI Corp. announced its intention to sell its Wall Decor business and that the share repurchase program was expanded.

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





                                         CPI Corp.
                                       (Registrant)




                             By:  /s/ Barry Arthur
                                  ---------------------------
                                   Barry Arthur
                                   Authorized Officer and
                                   Principal Financial Officer

Dated:  June 9, 2000

                              CPI CORP.

                             EXHIBIT INDEX


Exhibit 11.1  - Computation of Earnings per Common         23
                Share - Diluted
                Twelve Weeks Ended April 29, 2000 and
                May 1, 1999

Exhibit 11.2  - Computation of Earnings per Common         24
                Share - Basic
                Twelve Weeks Ended April 29, 2000 and
                May 1, 1999

Exhibit 27    - Financial Data Schedule


