Form 10-Q
period 2000-07-22
CPI CORP
filed 2000-09-01
CIK 25354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.   20549

                           FORM 10-Q

        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                            CPI CORP.
                            ---------

              For the Quarter Ended July 22, 2000
                                    -------------

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

     As of August 31, 2000 there were 7,736,751 shares of the Registrant's common stock outstanding.

(PAGE NUMBERS REFER TO PAPER DOCUMENT ONLY)

                         TABLE OF CONTENTS
                         -----------------

PART 1.   FINANCIAL INFORMATION                        PAGE(S)
-------------------------------                        -------

Item 1.   Financial Statements
          - Interim Condensed Consolidated Balance
              Sheets - For July 22, 2000 and
              February 5, 2000                             3-5
          - Interim Condensed Consolidated
              Statement of Earnings - For the 12 and
              24 Weeks Ended July 22, 2000 and
              July 24, 1999                                6-9
          - Interim Condensed Consolidated Statement
              of Changes in Stockholders' Equity -
              For the 52 Weeks Ended February 5, 2000
              and for the 24 Weeks Ended July 22, 2000   10-11
          - Interim Condensed Consolidated Statement
              of Cash Flows - For the 24 Weeks Ended
              July 22, 2000 and July 24, 1999            12-13
          - Notes to the Interim Condensed
              Consolidated Financial Statements          14-18

Item 2.   Management's Discussions and Analysis of
            Results of Operations, Financial
            Condition and Cash Flow                      19-25

Item 3.   Quantitative and Qualitative Disclosures
           About Market Risk                                25


PART II.  OTHER INFORMATION
--------------------------

Item 4.   Submission of matters to a vote of security
          holders                                           26

Item 6.   Exhibits and Reports on Form 8-K                  27

          Signature                                         28

          Index to Exhibits                                 29

                              PART 1
                       FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS - ASSETS
(UNAUDITED) (in thousands of dollars)

                                       July 22,    February 5,
                                         2000         2000
                                      ----------   -----------
Current assets:
  Cash and cash equivalents           $  24,451    $   49,546
  Receivables, less allowance of
   $521 and $287, respectively           10,914         9,895
  Inventories                            10,044        11,641
  Prepaid expenses and other current
   assets                                 6,858         5,949
  Refundable income taxes                   522             -
  Deferred tax assets                     4,433         4,433
                                       ---------   -----------
     Total current assets                57,222        81,464
                                       ---------   -----------
Net property and equipment               80,531        84,923
Net assets of discontinued operations    23,627        23,177
Other assets, net of amortization of
  $1,300 and $1,282, respectively         8,334         9,699
                                       ---------   -----------
     Total assets                      $169,714    $  199,263
                                       =========   ===========

See accompanying notes to consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS - LIABILITIES AND
STOCKHOLDERS' EQUITY (UNAUDITED) (...continued)
(in thousands of dollars)
                                       July 22,     February 5,
                                         2000          2000
                                       ---------    -----------
Current liabilities:
  Current maturities of long-term debt $  8,580     $        -
  Accounts payable                       10,161         10,669
  Accrued employment costs                8,850          8,638
  Deferred revenue                        9,548          7,569
  Sales taxes payable                     1,592          2,615
  Accrued advertising expense             1,425          1,259
  Accrued expenses and other
   liabilities                            5,867          6,433
  Income taxes                                -          4,911
                                       ---------     ----------
  Total current liabilities              46,023         42,094
                                       ---------     ----------
Long-term debt                           51,097         59,637
Other liabilities                         9,194         10,469
Long-term deferred revenue                3,234          4,471
Deferred income taxes                     1,329          1,335
                                       ---------     ----------
    Total liabilities                  $110,877      $ 118,006
                                       ---------     ----------

See accompanying notes to consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS - LIABILITIES AND
STOCKHOLDERS' EQUITY (UNAUDITED) (continued) (in thousands of dollars)
                                       July 22,    February 5,
                                         2000         2000
                                      ---------    -----------

Stockholders' equity:
  Preferred stock, no par value,
   1,000,000 shares authorized; no
   shares outstanding                        -             -
  Preferred stock, Series A, no par
   value                                     -             -
  Common stock, $0.40 par value,
   50,000,000 shares authorized;
   17,827,407 and 17,791,450 shares
   outstanding at July 22, 2000 and
   February 5, 2000, respectively        7,131         7,117
  Additional paid-in capital            43,523        42,804
  Retained earnings                    235,030       233,739
  Accumulated other comprehensive
   income                               (3,196)       (2,945)
                                     ----------   -----------
                                       282,488       280,715
  Treasury stock at cost, 10,060,638
   and 9,030,911 shares at July 22,
   2000 and February 5, 2000,
   respectively                       (223,632)     (199,426)
  Unamortized deferred compensation-
   restricted stock                        (19)          (32)
                                     ----------   -----------
  Total stockholders' equity            58,837        81,257
                                     ----------   -----------
  Total liabilities and stockholders'
   equity                            $ 169,714    $  199,263
                                     ==========   ===========

See accompanying notes to consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED) (in thousands of dollars except share and per share amounts) Twelve weeks ended July 22, 2000 and July 24, 1999
                                         Twelve Weeks Ended
                                     --------------------------
                                      July 22,        July 24,
                                        2000            1999
                                     ----------      ----------
Net sales                            $  60,845       $  58,482
Costs and expenses:
  Cost of sales (exclusive of
   depreciation expense shown below)     7,590           8,217
  Selling, administrative and
   general expenses                     43,924          45,386
  Depreciation                           5,615           5,918
  Amortization                              30             199
                                     ----------      ----------
                                        57,159          59,720
                                     ----------      ----------
Income (loss) from operations            3,686          (1,238)
Interest expense                         1,058           1,058
Interest income                            352             641
Other expense                               51               -
Other income                               164           1,161
                                     ----------      ----------
Earnings (loss) before income tax
  expense                                3,093            (494)
Income tax expense (benefit)             1,082            (173)
                                     ----------      ----------
Net earnings (loss) from continuing
  operations                             2,011            (321)
                                     ----------      ----------
Loss from discontinued operations
  net of income tax benefit of
  $314 and $344, respectively             (583)           (639)
                                     ----------      ----------
Net earnings (loss)                  $   1,428       $    (960)
                                     ==========      ==========

See accompanying notes to consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED) (...continued) (in thousands of dollars except
share and per share amounts) Twelve weeks ended July 22, 2000 and July 24, 1999
                                     Twelve Weeks Ended
                                 ----------------------------
                                   July 22,        July 24,
                                     2000            1999
                                 ------------    ------------
Net earnings (loss) from
  continuing operations-diluted  $      0.25     $     (0.03)
Net loss from discontinued
  operations - diluted                 (0.07)          (0.07)
                                 ------------    ------------
    Net (loss) earnings-diluted  $      0.18     $     (0.10)
                                 ============    ============
Net earnings (loss) from
  continuing operations-basic    $      0.25     $     (0.03)
Net loss from discontinued
  operations - basic                   (0.07)          (0.07)
                                 ------------    ------------
    Net earnings (loss)-basic    $      0.18     $     (0.10)
                                 ============    ============

Dividends per share              $      0.14     $      0.14
                                 ============    ============
Weighted average number of
  common and common equivalent
  shares outstanding- diluted      8,176,471       9,916,923
                                 ============    ============
Weighted average number of
  common and common equivalent
  shares outstanding- basic        7,961,242       9,916,923
                                 ============    ============

See accompanying notes to consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED) (in thousands of dollars except share and per share amounts) Twenty-four weeks ended July 22, 2000 and July 24,
1999
                                      Twenty-four Weeks Ended
                                     --------------------------
                                      July 22,        July 24,
                                        2000            1999
                                     ----------      ----------
Net sales                            $ 127,746       $ 123,556
Costs and expenses:
  Cost of sales (exclusive of
   depreciation expense shown below)    15,586          16,724
  Selling, administrative and
   general expenses                     93,113          96,092
  Depreciation                          11,266          11,366
  Amortization                              61             411
                                     ----------      ----------
                                       120,026         124,593
                                     ----------      ----------
Income (loss) from operations            7,720          (1,037)
Interest expense                         2,111           2,115
Interest income                            797           1,403
Other expense                              151               -
Other income                               192           2,341
                                     ----------      ----------
Earnings before income tax expense       6,447             592
Income tax expense                       2,256             207
                                     ----------      ----------
Net earnings from continuing
  operations                             4,191             385
                                     ----------      ----------
Loss from discontinued operations
  net of income tax benefit of
  $314 and $684, respectively             (583)         (1,271)
                                     ----------      ----------
Net earnings (loss)                  $   3,608       $    (886)
                                     ==========      ==========

See accompanying notes to consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED) (...continued) (in thousands of dollars except
share and per share amounts) Twenty-four weeks ended
July 22, 2000 and July 24, 1999
                                  Twenty-four Weeks Ended
                                 ----------------------------
                                   July 22,        July 24,
                                     2000            1999
                                 ------------    ------------
Net earnings from continuing
  operations-diluted             $      0.50     $      0.04
Net loss from discontinued
  operations - diluted                 (0.07)          (0.13)
                                 ------------    ------------
    Net earnings (loss)-diluted  $      0.43     $     (0.09)
                                 ============    ============
Net earnings from continuing
  operations-basic               $      0.52     $      0.04
Net loss from discontinued
  operations - basic                   (0.07)          (0.13)
                                 ------------    ------------
    Net earnings (loss)-basic    $      0.45     $     (0.09)
                                 ============    ============

Dividends per share              $      0.28     $      0.28
                                 ============    ============
Weighted average number of
  common and common equivalent
  shares outstanding- diluted      8,323,342       9,908,096
                                 ============    ============
Weighted average number of
  common and common equivalent
  shares outstanding- basic        8,096,913       9,908,096
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

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(Continued) (in thousands of dollars except share and per share amounts)
Twenty-four weeks ended July 22, 2000
                                                  Accum               Deferred
                                Add'l             other    Treasury   comp'n
                         Common paid-in Retained  comp'h   stock      restr'td
                         stock  capital earnings  income   at cost    stock      Total
                         ------ ------- --------- -------- ---------- -------- ----------
Balance at Feb. 5, 2000  $7,117 $42,804 $233,739  $(2,945) $(199,426) $   (32) $  81,257
                         ------ ------- --------- -------- ---------- -------- ----------
Issuance of common stock
  (35,957 shares)            14     719        -        -          -        -        733
Comprehensive income
  Net earnings                -       -    3,608        -          -        -
  Foreign currency
      translation             -       -        -     (251)         -        -
    Comprehensive income      -       -        -        -          -        -      3,357
Dividends ($0.28 per
  common share)               -       -   (2,317)       -          -        -     (2,317)
Purchase of treasury
  stock, at cost              -       -        -        -    (24,206)       -    (24,206)
Amortization of deferred
  compensation-
  restricted stock            -       -        -        -          -       13         13
                         ------ ------- --------- -------- ---------- -------- ----------
Balance at
  July 22, 2000          $7,131 $43,523 $235,030  $(3,196) $(223,632) $   (19) $  58,837
                         ====== ======= ========= ======== ========== ======== ==========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH
FLOWS (UNAUDITED) (in thousands of dollars) Twenty-four weeks ended July 22, 2000 and July 24, 1999

                                               24 Weeks Ended
                                            --------------------
                                             July 22,   July 24,
                                               2000       1999
                                            ---------  ---------
Cash flows provided by operating activities $  6,557   $  4,556
                                            ---------  ---------
Cash flows used in financing activities:
  Issuance of common stock to employee
    stock plans                                  733      1,099
  Cash dividends                              (2,317)    (2,769)
  Purchase of treasury stock                 (24,206)         -
                                            ---------   --------
Cash flows used in financing activities      (25,790)    (1,670)
                                            ---------   --------
Cash flows used in investing activities-
  Additions to property and equipment         (5,738)   (10,307)
                                            ---------   --------
Effect of exchange rate changes on
  cash and cash equivalents                     (124)       (79)
                                            ---------  ---------
Net decrease in cash and cash equivalents    (25,095)    (7,500)

Cash and cash equivalents at beginning of
  year                                        49,546     76,000
                                            ---------  ---------
Cash and cash equivalents at end of period  $ 24,451   $ 68,500
                                            =========  =========
Supplemental cash flow information:
  Interest paid                             $  2,238   $  2,238
                                            =========  =========
  Income taxes paid                         $  7,317   $  7,284
                                            =========  =========

See accompanying notes to consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
Twenty-four weeks ended July 22, 2000 and July 24, 1999

RECONCILIATION OF NET EARNINGS TO CASH FLOWS PROVIDED BY (USED
IN) OPERATING ACTIVITIES (UNAUDITED)

                                               24 Weeks Ended
                                            --------------------
                                             July 22,   July 24,
                                               2000       1999
                                            ---------  ---------
Net earnings from continuing operations     $  4,191   $    385

Adjustments for items not requiring cash:
  Depreciation and amortization               11,327     11,777
  Deferred income taxes                           (6)        (4)
  Deferred revenue                               742      3,006
  Amortization of noncompete agreement             -     (2,308)
  Other                                         (569)    (1,382)

Decrease (increase) in current assets:
  Receivables and inventories                    578       (226)
  Refundable income taxes                       (522)    (4,879)
  Prepaid expenses and other current assets     (909)    (1,429)

Increase (decrease) in current liabilities:
  Accounts payable, accrued expenses and
    other liabilities                         (1,718)     2,121
  Income taxes                                (4,912)    (2,719)
                                             --------   --------
Cash flows from continuing operations          8,202      4,342
Cash flows from discontinued operations       (1,645)       214
                                            ---------   --------
Cash flows provided by operating activities $  6,557    $ 4,556
                                            =========   ========

See accompanying notes to consolidated financial statements.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial position as of July 22, 2000 and February 5, 2000 and the results of its operations and changes in its cash flows for the 24 weeks ended July 22, 2000 and July 24, 1999. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's annual report on Form 10-K for its fiscal year ended
February 5, 2000.

2. On April 7, 2000, the Company announced it was negotiating to sell its Wall Decor segment, a business operated by the Company since 1993 under the name Prints Plus. As a result of the decision to exit this business, a loss of $10.1 million before taxes was recorded in 1999 to recognize anticipated losses and related expenses in connection with the sale. The Company also classified the Wall Decor segment as a discontinued operation and reclassified prior years' financial statements to reflect this change.

     The Company had planned to complete this transaction in the summer of 2000. However, on August 8, 2000, the Company announced negotiations to sell its Wall Decor business to a holding company formed by top management of Prints Plus and Huron Capital Partners, LLC had terminated and the Company was pursuing other buyers for this business. Net assets of discontinued operations for July 22, 2000 and net loss from discontinued operations for the 12 and 24 weeks ended July 22, 2000 have been adjusted to reflect the actual performance of the Wall Decor segment in fiscal year 2000.

     Net sales of the discontinued operations for the second quarter 2000 and 1999 were $12.7 million and $12.7 million, respectively. Net sales of the discontinued operations for the first two quarters were $25.6 million and $25.3 million, respectively.

     Operating losses of the discontinued operations for the second quarter 2000 and 1999 were $1.8 million and $983,000, respectively. Operating losses of the discontinued operations for the first two quarters were $3.3 million and $2.0 million, respectively. However, $2.4 million of anticipated losses for the Wall Decor business for the first two quarters of 2000 were included in the $10.1 million loss on sale of discontinued operations recorded in 1999. This resulted in recording

$583,000 in losses net of income taxes in the financial statements for the second quarter and first half of 2000.

     The components of the net assets of discontinued operations are:

                                               July 22, 2000
                                               -------------
Current assets                                 $   12,723
Property and equipment                             17,005
Liabilities                                         6,101
                                               -------------
Net assets from discontinued operations        $   23,627
                                               =============

SUPPLEMENTAL CASH FLOW INFORMATION FROM DISCONTINUED OPERATIONS
(in thousands of dollars)
                                      July 22, 2000 July 24, 1999
                                      ------------- -------------
Loss from discontinued operations,
 net of income tax benefit of $314
 and $684, respectively               $     (583)   $  (1,271)
Adjustments for items not requiring
 cash:
   Depreciation and amortization           2,268        2,259
   Other                                       -            8
Decrease (increase) in current assets:
   Receivables and inventories               683          200
   Prepaid expenses and other current
    assets                                  (733)        (505)
   Reduction in loss reserve              (1,561)           -
Increase in current liabilities:
   Accounts payable, accrued expenses
    and other liabilities                   (352)         337
Capital expenditures                      (1,367)        (814)
                                      -----------  -----------
Cash flows from discontinued
 operations                           $   (1,645)  $      214
                                      ===========  ===========

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

     For the second quarter and the first two quarters of 1999 amortization relating to the two-year Noncompete Agreement was $1.2 million and $2.3 million, respectively.

4. The Company currently operates a professional portrait photography business through fixed location studios in the United
States and Canada.

SELECTED INDUSTRY SEGMENT INFORMATION (in thousands of dollars)
                                         Twelve Weeks Ended
                                    ----------------------------
                                    July 22, 2000  July 24, 1999
                                    -------------  -------------
NET SALES:
 Portrait Studio                    $     60,845   $     58,482
                                    =============  =============
INCOME (LOSS) FROM OPERATIONS:
 Portrait Studio operating earnings $      7,348   $      1,726
 Corporate expense                         3,662          2,964
                                    -------------  -------------
                                    $      3,686   $     (1,238)
                                    =============  =============

                                       Twenty-four Weeks Ended
                                    ----------------------------
                                    July 22, 2000  July 24, 1999
                                    -------------  -------------
NET SALES:
 Portrait Studio                    $    127,746   $    123,556
                                    =============  =============

INCOME (LOSS) FROM OPERATIONS:
 Portrait Studio operating earnings $     14,528   $      4,677
 Corporate expense                         6,808          5,714
                                    -------------  -------------
                                    $      7,720   $     (1,037)
                                    =============  =============

                                    July 22, 2000  July 24, 1999
                                    -------------  -------------
SEGMENT ASSETS:
 Portrait Studio                    $     92,043   $     99,447
 Wall Decor                                    -         36,174
 Corporate cash and cash equivalents      24,451         67,242
 Corporate other                          29,593         28,562
 Net assets of discontinued
  operations                              23,627              -
                                    -------------  -------------
                                    $    169,714   $    231,425
                                    =============  =============

GEOGRAPHIC FINANCIAL INFORMATION
--------------------------------
                                Twelve Weeks Ended
                           -----------------------------
                           July 22, 2000   July 24, 1999
                           -------------   -------------
NET SALES:
 United States             $    56,481     $    54,873
 Canada                          4,364           3,609
                           -------------   -------------
                           $    60,845     $    58,482
                           =============   =============
                              Twenty-four Weeks Ended
                           -----------------------------
                           July 22, 2000   July 24, 1999
                           -------------   -------------
NET SALES:
 United States             $   119,384     $   116,231
 Canada                          8,362           7,325
                           -------------   -------------
                           $   127,746     $   123,556
                           =============   =============
                           July 22, 2000   July 24, 1999
                           -------------   -------------
LONG-LIVED ASSETS:
 United States             $    85,110     $   114,989
 Canada                          3,755           3,426
                           -------------   -------------
                           $    88,865     $   118,415
                           =============   =============

5. On June 16, 2000, the Company's existing $40.0 million Revolving Credit Agreement with two domestic banks expired. Subsequently, on June 27, 2000, the Company entered into a new $30.0 million revolving credit facility ("the "Revolving Facility") with two domestic banks. The Revolving Facility, which will expire on June 27, 2003, has a variable interest rate charged at either LIBOR or prime funds, with an applicable margin added. It is at the Company's discretion whether borrowings are under LIBOR or prime fund rate. A commitment fee of 0.200% to 0.375% per annum is payable on the unused portion of the Revolving Facility. The Revolving Facility requires the Company maintain certain financial ratios and comply with certain restrictive
covenants.    There were no borrowings outstanding under the
Revolving Facility on July 22, 2000.

     The Company incurred $240,000 in issuance costs associated with the Revolving Facility, which are being amortized ratably over the three-year life of the Revolving Facility.

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

FISCAL YEARS

     The Company's fiscal year ends the first Saturday of February. Accordingly, fiscal year 1999 ended February 5, 2000 and consisted of 52 weeks. The second fiscal quarters of 2000 and 1999 consisted of twelve weeks and ended July 22, 2000 and July 24, 1999, respectively. Throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations," reference to 1999 will mean the fiscal year-end 1999 and reference to second quarter 2000 and second quarter 1999 will mean the second fiscal quarter of 2000 and 1999, respectively.

DISCONTINUED OPERATIONS

     On April 7, 2000, the Company announced it was negotiating to sell its Wall Decor segment, a business operated by the Company since 1993 under the name Prints Plus. As a result of the decision to exit this business, a loss of $10.1 million before taxes was recorded in 1999 to recognize anticipated losses and related expenses in connection with the sale. The Company also classified the Wall Decor segment as a discontinued operation and reclassified prior years' financial statements to reflect this change.

     The Company had planned to complete this transaction in the summer of 2000. However, on August 8, 2000, the Company announced negotiations to sell its Wall Decor business to a holding company formed by top management of Prints Plus and Huron Capital Partners, LLC had terminated and the Company was pursuing other buyers for this business. Net assets of discontinued operations for July 22, 2000 and net loss from discontinued operations for the 12 and 24 weeks ended July 22, 2000 have been adjusted to reflect the actual performance of the Wall Decor segment in fiscal year 2000.

     Net sales of the discontinued operations for the second quarter 2000 and 1999 were $12.7 million and $12.7 million, respectively. Net sales of the discontinued operations for the first two quarters were $25.6 million and $25.3 million, respectively.

     Operating losses of the discontinued operations for the second quarter 2000 and 1999 were $1.8 million and $983,000, respectively. Operating losses of the discontinued operations for the first two quarters were $3.3 million and $2.0 million, respectively. However, $2.4 million of anticipated losses for the Wall Decor business for the first two quarters of 2000 were included in the $10.1 million loss on sale of discontinued operations recorded in 1999. This resulted in recording $583,000 in losses net of income taxes in the financial statements for the second quarter and first half of 2000.

STOCK REPURCHASE

     Under various authorizations from the Company's Board of Directors to purchase shares of its outstanding common stock through purchases at management's discretion from time to time at acceptable market prices, in the second quarter of 2000, the Company purchased 299,300 shares of stock for $6.8 million at an average stock price of $22.62. No stock was repurchased in the second quarter of 1999. For the first two quarters of 2000, 1,029,700 shares of stock were repurchased for $24.2 million.
No stock was repurchased in the first two quarters of 1999.

     Acquired shares are held as treasury stock and will be available for general corporate purposes. The weighted average shares outstanding have been adjusted to reflect the change in shares outstanding resulting from the repurchase of the Company's common stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS - RESULTS OF OPERATIONS
------------------------------------------------------------

TWELVE WEEKS ENDED JULY 22, 2000 COMPARED TO TWELVE WEEKS
  ENDED JULY 24, 1999

Net Sales
---------
     Net sales for Portrait Studios increased from $58.5 million for the 12 weeks ended July 24, 1999 to $60.8 million, or 4.0%, for the 12 weeks ended July 22, 2000. Although customer traffic was slightly higher than second quarter last year, the increased sales in second quarter 2000 resulted from a favorable impact of deferred revenues arising from the Smile Savers Plan(R), a customer loyalty program designed to increase repeat visits, offset slightly by a decrease in average sales per customer. The lower average sales per customer were incurred as, under the Smile Savers Plan(R), sitting fees are not paid by the customer during the repeat visits.

Income (Loss) From Operations
-----------------------------
     Income from operations increased from a loss from operations of $1.2 million for the 12 weeks ended July 24, 1999 to income from operations of $3.7 million for the 12 weeks ended July 22, 2000. This increase is due to increased sales and decreased costs and expenses for the 12 weeks ended July 22, 2000 compared to the 12 weeks ended July 24, 1999.

     Employment costs continue to improve both in dollars and as a percentage of sales for the second quarter of 2000 compared to the second quarter of 1999. Specifically, reduced studio labor hours, which resulted from fewer training hours and better management of studio staffing, were only partially offset by increased hourly wage rates, which resulted from normal annual wage increases and the implementation in 1999 of the Independent Study Program.

     In addition, advertising expenditures and various administrative support costs decreased for the 12 weeks ended July 22, 2000 compared to the 12 weeks ended July 24, 1999.
These reductions in expenses were offset slightly by higher store commissions due to the increase in sales in the second quarter of 2000 compared to the second quarter of 1999.

Interest Expense, Interest Income, Other Expense and Other Income
-----------------------------------------------------------------
     Interest expense was relatively unchanged for the second quarter of 2000 compared to the same time period in 1999.

     The decrease in interest income from $641,000 for the 12 weeks ended July 24, 1999 to $352,000 for the 12 weeks ended July 22, 2000, or 45.0%, resulted from a decrease in investment income due to lower cash and cash equivalents balances in second quarter 2000 compared to second quarter 1999 primarily due to stock repurchases.

     The Company recognized $51,000 in other expenses for litigation expenses incurred during the second quarter of 2000 relating to the ongoing claims against the Company by affiliates of American Securities Capital Partners, L.P. ("ASCP Affiliates") and the Company's counter claim against these entities made in connection with a terminated merger agreement between ASCP Affiliates and the Company's management in 1999. No similar
expenses were incurred in second quarter of 1999.   Of note, in a
decision dated July 20, 2000, the Court denied the ASCP Affiliates' Motion for Summary Judgement on their claims against CPI and their Motion to Dismiss CPI's counterclaim.

     The decrease in other income from $1.2 million recorded in the second quarter of 1999 to $164,000 recorded in the second quarter of 2000 resulted from the inclusion of $1.2 million in second quarter 1999 of amortization relating to the two-year Noncompete Agreement entered into in 1997 as part of the disposition of the Company's remaining shares of Fox Photo, Inc. to Eastman Kodak Company.

Income Tax Expense (Benefit)
----------------------------
     Income tax expense increased from an income tax benefit of $173,000 for the 12 weeks ended July 24, 1999 to an income tax expense of $1.1 million for the 12 weeks ended July 22, 2000, as a direct result of increased earnings.

Net Earnings (Loss) from Continuing Operations
---------------------------------------------
     Net earnings (loss) from continuing operations increased from a net loss from continuing operations of $321,000 for the second quarter 1999 to net earnings from continuing operations of $2.0 million for the second quarter 2000 due to the various factors previously noted.

Net Earnings (Loss)
-------------------
     Net earnings (loss) increased from a net loss of $960,000 for the second quarter 1999 to net earnings of $1.4 million for the second quarter 2000 due to the various factors previously noted, and the inclusion of a $583,000 net loss from discontinued operations.

TWENTY-FOUR WEEKS ENDED JULY 22, 2000 COMPARED TO TWENTY-FOUR
  WEEKS ENDED JULY 24, 1999

Net Sales
---------
     Net sales for Portrait Studios increased from $123.6 million for the 24 weeks ended July 24, 1999 to $127.7 million, or 3.4%, for the 24 weeks ended July 22, 2000. This increase resulted from higher customer traffic and a favorable impact of deferred revenues from the Smile Savers Plan(R), offset by a decrease in average sales per customer. The Company believes the increase in customer traffic is a result of the success of the Smile Savers Plan(R) and the lower average sales per customer are the result of sitting fees not being paid by the customer under the Smile Savers Plan(R) during the repeat visits.

Income (Loss) From Operations
-----------------------------
     Income from operations increased from a loss from operations of $1.0 million for the 24 weeks ended July 24, 1999 to income from operations of $7.7 million for the 24 weeks ended July 22, 2000. This increase is due to increased sales and decreased costs and expenses for the 24 weeks ended July 22, 2000 compared to the 24 weeks ended July 24, 1999.

     As reflected in the previous 12 week discussion, employment costs improved both in dollars and as a percentage of sales for the first two quarters of 2000 compared to the first two quarters of 1999 due to reduced studio labor hours being only partially offset by increased studio hourly wage rates. In addition, lower advertising costs and various administrative support costs were only partially offset by the increase in store commissions resulting from increased sales.

Interest Expense, Interest Income, Other Expense and Other Income
-----------------------------------------------------------------
     Interest expense was relatively unchanged for the first two quarters of 2000 compared to the same time period in 1999.

     The decrease in interest income from $1.4 million for the first two quarters of 1999 to $797,000 for the first two quarters of 2000, or 43.1%, resulted from a decrease in investment income due to lower balances of cash and cash equivalents in 2000 compared to 1999 primarily due to stock repurchases.

     The Company recognized $151,000 in other expenses for litigation incurred during the first two quarters of 2000 relating to the ongoing claims against the Company by ASCP Affiliates previously discussed. No similar expenses were incurred in the first two quarters of 1999.

     The decrease in other income from $2.3 million recorded for the first two quarters of 1999 to $192,000 recorded for the same time frame in 2000 resulted from the inclusion of $2.3 million in the first two quarters of 1999 of amortization relating to the two-year Noncompete Agreement previously discussed.

Income Tax Expense
------------------
     Income tax expense increased from $207,000 for the first two quarters of 1999 to $2.3 million for the first two quarters of 2000, as a direct result of increased earnings.

Net Earnings from Continuing Operations
---------------------------------------
     Net earnings from continuing operations increased from $385,000 for the first two quarters of 1999 to $4.2 million for the first two quarters of 2000 due to the various factors previously noted.

Net Earnings (Loss)
-------------------
     Net earnings (loss) increased from a net loss of $886,000 for the first two quarters of 1999 to net earnings of $3.6 million for the first two quarters of 2000 due to the various factors previously noted and the inclusion of a $583,000 net loss from discontinued operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS - FINANCIAL CONDITION
----------------------------------------------------------

ASSETS
     Total assets decreased 14.8% at the end of second quarter 2000 from year-end 1999, reflecting decreases in cash and cash equivalents resulting from the seasonal cash needs of the business, payment of dividends, and the repurchase of common stock.

LIABILITIES
     Total liabilities decreased 6.0% at the end of second quarter 2000 from year-end 1999, resulting from decreases in income taxes and by seasonal changes in various other liability areas.

STOCKHOLDERS' EQUITY
     Stockholders' equity was down 27.6% at the end of second quarter 2000 from year-end 1999 due mainly to the repurchase of $24.2 million of the Company's common stock and the distribution of $2.3 million in dividends, offset by the recording of a $3.6 million in net earnings for 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS - CASH FLOWS
-------------------------------------------------

     During the first two quarters of 2000, the Company generated $6.6 million in internal funds from operations. Cash flow used in financing activities during this time frame amounted to $25.8 million including the purchase of $24.2 million of the Company's common stock and the payment of $2.3 million in dividends. Cash flows used in investing activities included $5.7 million in capital expenditures. The net result of these transactions was a $25.1 million decrease in cash and cash equivalents during the first two quarters of 2000.

     On June 16, 2000, the Company's existing $40.0 million Revolving Credit Agreement with two domestic banks expired. Subsequently, on June 27, 2000, the Company entered into a new $30.0 million revolving credit facility (the "Revolving Facility") with two domestic banks. The Revolving Facility, which will expire on June 27, 2003, has a variable interest rate charged at either LIBOR or prime funds with an applicable margin added. It is at the Company's discretion whether borrowings are under a LIBOR or prime funds rate. A commitment fee of 0.200% to 0.375% per annum is payable on the unused portion of the Revolving Facility. The Revolving Facility requires the Company maintain certain financial ratios and comply with certain restrictive covenants.

     The Company incurred $240,000 in issuance costs associated with the Revolving Facility, which are being amortized ratably over the three-year life of the Revolving Facility.

     Through operating cash flows and existing cash and cash equivalents, the Company believes it has sufficient liquidity to meet cash requirements for operations, planned capital expenditures and dividends to shareholders.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

         Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign exchange rates. The Company's debt obligations have primarily fixed interest rates; therefore, the Company's exposure to changes in interest rates is minimal. The Company's exposure to changes in foreign exchange rates relates to the Canadian operations, which is minimal as these operations constitute 8.2% of the Company's total assets and 6.6% of the Company's total sales.

                     PART II.   OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders was held in St. Louis, Missouri on Tuesday, June 1, 2000. The following items were voted on and the results are listed below:

         a) The following individuals were elected to the Company's Board of Directors:

Results of Votes for Directors
                                     Shares         Shares
                                       For         Withheld
                                   ----------     ----------
           Milford Bohm            6,865,436      215,426
           Alyn V. Essman          6,870,507      210,355
           Russell Isaak           6,874,427      206,435
           Lee M. Liberman         6,863,738      217,124
           Patrick J. Morris       6,874,414      206,448
           Nicholas L. Reding      6,865,277      215,585
           Martin Sneider          6,865,277      215,585
           Robert L. Virgil        6,864,152      216,710

         b) The Board of Directors' appointment of KPMG LLP to audit the Company's accounts for the 2000 fiscal year was approved by a vote of 7,071,858 shares in favor, 4,175 shares opposed and 4,829 shares abstaining.

         c) A Resolution to provide for an Annual Incentive Program for Chairman and Chief Executive Officer, President and Senior Executive Vice President was approved by a vote of 6,899,947 in favor, 157,877 opposed and 23,068 abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) EXHIBITS:

            The following exhibits are being filed as part of this Report:

            Exhibit 5.1   - Revolving Credit Agreement by
                            and among CPI Corp., Firstar
                            Bank Missouri, NA and Commerce
                            Bank, NA
            Exhibit 5.2   - Revolving Credit Note by and
                            among CPI Corp. and Commerce
                            Bank, NA
            Exhibit 5.3   - Revolving Credit Note by and
                            among CPI Corp. and Firstar
                            Bank Missouri, NA
            Exhibit 11.1  - Computation of Earnings per Common
                            Share - Diluted
                            Twelve Weeks Ended July 22, 2000
                            and July 24, 1999

            Exhibit 11.2  - Computation of Earnings per Common
                            Share - Diluted
                            Twenty-four Weeks Ended July 22, 2000
                            and July 24, 1999

            Exhibit 11.3  - Computation of Earnings per Common
                            Share - Basic
                            Twelve Weeks Ended July 22, 2000
                            and July 24, 1999

            Exhibit 11.4  - Computation of Earnings per Common
                            Share - Basic
                            Twenty-four Weeks Ended July 22, 2000
                            and July 24, 1999

            Exhibit  27    - Financial Data Schedule

         b) REPORTS ON FORM 8-K

            - On June 2, 2000, CPI Corp. reported the issuance
              of a press release dated May 31, 2000 announcing first quarter results.

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





                                         CPI Corp.
                                       (Registrant)




                             By:  /s/ Barry Arthur
                                  ---------------------------
                                   Barry Arthur
                                   Authorized Officer and
                                   Principal Financial Officer

Dated:  September 1, 2000

                              CPI CORP.

                             EXHIBIT INDEX


Exhibit 5.1   - Revolving Credit Agreement by              30
                and among CPI Corp., Firstar
                Bank Missouri, NA and Commerce Bank, NA

Exhibit 5.2   - Revolving Credit Note by and               31
                among CPI Corp. and Commerce Bank, NA

Exhibit 5.3   - Revolving Credit note by and among CPI     32
                Corp. and Firstar Bank Missouri, NA

Exhibit 11.1  - Computation of Earnings per Common         33
                Share - Diluted
                Twelve Weeks Ended July 22, 2000 and
                July 24, 1999

Exhibit 11.2  - Computation of Earnings per Common         34
                Share - Diluted
                Twenty-four Weeks Ended July 22, 2000
                and July 24, 1999

Exhibit 11.3  - Computation of Earnings per Common         35
                Share - Basic
                Twelve Weeks Ended July 22, 2000 and
                July 24, 1999

Exhibit 11.4  - Computation of Earnings per Common         36
                Share - Basic
                Twenty-four Weeks Ended July 22, 2000
                and July 24, 1999


Exhibit 27    - Financial Data Schedule


