Form 10-Q
period 2000-11-11
CPI CORP
filed 2000-12-21
CIK 25354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.   20549

                           FORM 10-Q

        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                            CPI CORP.
                            ---------

              For the Quarter Ended November 11, 2000
                                    -----------------

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

     As of December 20, 2000 there were 7,592,130 shares of the Registrant's common stock outstanding.

(PAGE NUMBERS REFER TO PAPER DOCUMENT ONLY)

                         TABLE OF CONTENTS
                         -----------------

PART 1.   FINANCIAL INFORMATION                        PAGE(S)
-------------------------------                        -------

Item 1.   Financial Statements
          - Interim Condensed Consolidated Balance
              Sheets - For November 11, 2000 and
              February 5, 2000                             3-5
          - Interim Condensed Consolidated
              Statement of Earnings - For the 16 and
              40 Weeks Ended November 11, 2000 and
              November 13, 1999                            6-9
          - Interim Condensed Consolidated Statement
              of Changes in Stockholders' Equity -
              For the 52 Weeks Ended February 5, 2000
              and for the 40 Weeks Ended November 11,
              2000                                       10-11
          - Interim Condensed Consolidated Statement
              of Cash Flows - For the 40 Weeks Ended
              November 11, 2000 and November 13, 1999    12-13
          - Notes to the Interim Condensed
              Consolidated Financial Statements          14-19

Item 2.   Management's Discussions and Analysis of
            Results of Operations, Financial
            Condition and Cash Flow                      20-27

Item 3.   Quantitative and Qualitative Disclosures
           About Market Risk                                27


PART II.  OTHER INFORMATION
--------------------------

Item 6.   Exhibits and Reports on Form 8-K                  28

          Signature                                         29

          Index to Exhibits                                 30

                              PART 1
                       FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS - ASSETS
(UNAUDITED) (in thousands of dollars)

                                       Nov. 11,     Feb. 5,
                                         2000        2000
                                      ---------    --------
Current assets:
  Cash and cash equivalents           $  18,862    $ 49,546
  Receivables, less allowance of
   $776 and $287, respectively           18,027       9,895
  Inventories                            12,432      11,641
  Prepaid expenses and other current
   assets                                 8,155       5,949
  Refundable income taxes                 1,858           -
  Deferred tax assets                     6,417       4,433
                                       --------    --------
     Total current assets                65,751      81,464
                                       --------    --------
Net property and equipment               76,860      84,923
Net assets of discontinued operations    19,094      23,177
Other assets, net of amortization of
  $1,312 and $1,282, respectively        14,661       9,699
                                       --------    --------
     Total assets                      $176,366    $199,263
                                       ========    ========

See accompanying notes to consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS - LIABILITIES AND
STOCKHOLDERS' EQUITY (UNAUDITED) (...continued)
(in thousands of dollars)
                                       Nov. 11,       Feb. 5,
                                         2000          2000
                                       --------     ---------
Current liabilities:
  Current maturities of long-term debt $  8,580     $       -
  Accounts payable                       13,739        10,669
  Accrued employment costs               10,468         8,638
  Deferred revenue                       10,159         7,569
  Sales taxes payable                     3,088         2,615
  Accrued advertising expense             3,468         1,259
  Accrued expenses and other
   liabilities                            8,671         6,433
  Income taxes                                -         4,911
                                       --------      --------
Total current liabilities                58,173        42,094
                                       --------      --------
Long-term debt                           51,122        59,637
Other liabilities                         9,578        10,469
Long-term deferred revenue                2,820         4,471
Deferred income taxes                     1,391         1,335
                                       --------      --------
    Total liabilities                  $123,084      $118,006
                                       --------      --------

See accompanying notes to consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS - LIABILITIES AND
STOCKHOLDERS' EQUITY (UNAUDITED) (continued) (in thousands of dollars)
                                       Nov. 11,      Feb. 5,
                                         2000         2000
                                      ---------    -----------

Stockholders' equity:
  Preferred stock, no par value,
   1,000,000 shares authorized; no
   shares outstanding                        -             -
  Preferred stock, Series A, no par
   value                                     -             -
  Common stock, $0.40 par value,
   50,000,000 shares authorized;
   17,828,189 and 17,791,450 shares
   outstanding at Nov. 11, 2000 and
   Feb. 5, 2000, respectively            7,131         7,117
  Additional paid-in capital            43,534        42,804
  Retained earnings                    233,604       233,739
  Accumulated other comprehensive
   income                               (3,838)       (2,945)
                                     ----------   -----------
                                       280,431       280,715
  Treasury stock at cost, 10,217,143
   and 9,030,911 shares at Nov. 11,
   2000 and Feb. 5, 2000,
   respectively                       (227,136)     (199,426)
  Unamortized deferred compensation-
   restricted stock                        (13)          (32)
                                     ----------   -----------
  Total stockholders' equity            53,282        81,257
                                     ----------   -----------
  Total liabilities and stockholders'
   equity                            $ 176,366    $  199,263
                                     ==========   ===========

See accompanying notes to consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED) (in thousands of dollars except share and per share amounts) Sixteen weeks ended November 11, 2000 and November 13,
1999
                                        Sixteen Weeks Ended
                                     --------------------------
                                      Nov. 11,        Nov. 13,
                                        2000            1999
                                     ----------      ----------
Net sales                            $  96,453       $  97,596
Costs and expenses:
  Cost of sales (exclusive of
   depreciation expense shown below)    11,036          12,595
  Selling, administrative and
   general expenses                     72,218          78,588
  Depreciation                           7,429           7,689
  Amortization                              40             269
                                     ----------      ----------
                                        90,723          99,141
                                     ----------      ----------
Income (loss) from operations            5,730          (1,545)
Interest expense                         1,425           1,604
Interest income                            486           1,033
Other expense                              260           3,000
Other income                                15           1,019
                                     ----------      ----------
Earnings (loss) before income tax
  expense                                4,546          (4,097)
Income tax expense (benefit)             1,591          (1,434)
                                     ----------      ----------
Net earnings (loss) from continuing
  operations                             2,955          (2,663)
                                     ----------      ----------
Discontinued operations:
  Loss from operations net of income
   tax benefit of $366                       -            (680)
  Loss on disposal, net of tax
   benefit of $1,776                    (3,297)              -
                                     ----------      ----------
Net loss from discontinued operations   (3,297)           (680)
                                     ----------      ----------
  Net loss                           $    (342)      $  (3,343)
                                     ==========      ==========

See accompanying notes to consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED) (...continued) (in thousands of dollars except
share and per share amounts) Sixteen weeks ended November 11,
2000 and November 13, 1999
                                     Sixteen Weeks Ended
                                 ----------------------------
                                   Nov. 11,        Nov. 13,
                                     2000            1999
                                 ------------    ------------
Net earnings (loss) from
  continuing operations-diluted  $      0.37     $     (0.27)
Net loss from discontinued
  operations - diluted                 (0.41)          (0.07)
                                 ------------    ------------
    Net loss - diluted           $     (0.04)    $     (0.34)
                                 ============    ============
Net earnings (loss) from
  continuing operations-basic    $      0.38     $     (0.27)
Net loss from discontinued
  operations - basic                   (0.42)          (0.07)
                                 ------------    ------------
    Net loss - basic             $     (0.04)    $     (0.34)
                                 ============    ============

Dividends per share              $      0.14     $      0.14
                                 ============    ============
Weighted average number of
  common and common equivalent
  shares outstanding- diluted      7,922,530       9,837,970
                                 ============    ============
Weighted average number of
  common and common equivalent
  shares outstanding- basic        7,702,466       9,837,970
                                 ============    ============

See accompanying notes to consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED) (in thousands of dollars except share and per share amounts) Forty weeks ended November 11, 2000 and November 13,
1999
                                         Forty Weeks Ended
                                     --------------------------
                                      Nov. 11,        Nov. 13,
                                        2000            1999
                                     ----------      ----------
Net sales                            $ 224,199       $ 221,152
Costs and expenses:
  Cost of sales (exclusive of
   depreciation expense shown below)    26,622          29,319
  Selling, administrative and
   general expenses                    165,331         174,680
  Depreciation                          18,695          19,055
  Amortization                             101             680
                                     ----------      ----------
                                       210,749         223,734
                                     ----------      ----------
Income (loss) from operations           13,450          (2,582)
Interest expense                         3,536           3,720
Interest income                          1,284           2,435
Other expense                              411           3,000
Other income                               207           3,361
                                     ----------      ----------
Earnings (loss) before income tax
  expense                               10,994          (3,506)
Income tax expense (benefit)             3,848          (1,227)
                                     ----------      ----------
Net earnings (loss) from continuing
  operations                             7,146          (2,279)
                                     ----------      ----------
Discontinued operations:
  Loss from operations net of income
   tax benefit of $1,050                     -          (1,950)
  Loss on disposal, net of tax
   benefit of $2,090                    (3,880)              -
                                     ----------      ----------
Net loss from discontinued operations   (3,880)         (1,950)
                                     ----------      ----------
  Net earnings (loss)                $   3,266       $  (4,229)
                                     ==========      ==========

See accompanying notes to consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED) (...continued) (in thousands of dollars except
share and per share amounts) Forty weeks ended November 11,
2000 and November 13, 1999
                                      Forty Weeks Ended
                                 ----------------------------
                                   Nov. 11,        Nov. 13,
                                     2000            1999
                                 ------------    ------------
Net earnings (loss) from
  continuing operations-diluted  $      0.88     $     (0.23)
Net loss from discontinued
  operations - diluted                 (0.48)          (0.20)
                                 ------------    ------------
    Net earnings (loss)-diluted  $      0.40     $     (0.43)
                                 ============    ============
Net earnings (loss) from
  continuing operations-basic    $      0.90     $     (0.23)
Net loss from discontinued
  operations - basic                   (0.49)          (0.20)
                                 ------------    ------------
    Net earnings (loss)-basic    $      0.41     $     (0.43)
                                 ============    ============

Dividends per share              $      0.42     $      0.42
                                 ============    ============
Weighted average number of
  common and common equivalent
  shares outstanding- diluted      8,163,017       9,880,046
                                 ============    ============
Weighted average number of
  common and common equivalent
  shares outstanding- basic        7,939,134       9,880,046
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

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(Continued) (in thousands of dollars except share and per share amounts)
Forty weeks ended November 11, 2000
                                                  Accum               Deferred
                                Add'l             other    Treasury   comp'n
                         Common paid-in Retained  comp'h   stock      restr'td
                         stock  capital earnings  income   at cost    stock      Total
                         ------ ------- --------- -------- ---------- -------- ----------
Balance at Feb. 5, 2000  $7,117 $42,804 $233,739  $(2,945) $(199,426) $   (32) $  81,257
                         ------ ------- --------- -------- ---------- -------- ----------
Issuance of common stock
  (36,739 shares)            14     730        -        -          -        -        744
Comprehensive income
  Net earnings                -       -    3,266        -          -        -
  Foreign currency
      translation             -       -        -     (893)         -        -
    Comprehensive income      -       -        -        -          -        -      2,373
Dividends ($0.42 per
  common share)               -       -   (3,401)       -          -        -     (3,401)
Purchase of treasury
  stock, at cost              -       -        -        -    (27,710)       -    (27,710)
Amortization of deferred
  compensation-
  restricted stock            -       -        -        -          -       19         19
                         ------ ------- --------- -------- ---------- -------- ----------
Balance at
  Nov. 11, 2000          $7,131 $43,534 $233,604  $(3,838) $(227,136) $   (13) $  53,282
                         ====== ======= ========= ======== ========== ======== ==========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH
FLOWS (UNAUDITED) (in thousands of dollars) Forty weeks ended
November 11, 2000 and November 13, 1999

                                               40 Weeks Ended
                                            --------------------
                                             Nov. 11,   Nov. 13,
                                               2000       1999
                                            ---------  ---------
Cash flows provided by operating activities $ 16,003   $ 13,652
                                            ---------  ---------
Cash flows used in financing activities:
  Issuance of common stock to employee
    stock plans                                  744      1,127
  Cash dividends                              (3,401)    (4,158)
  Purchase of treasury stock                 (27,710)   (16,160)
                                            ---------   --------
Cash flows used in financing activities      (30,367)   (19,191)
                                            ---------   --------
Cash flows used in investing activities-
  Additions to property and equipment         (9,497)   (22,264)
  Purchase of long-term investment            (6,419)         -
                                            ---------   --------
Cash flows used in investing activities      (15,916)   (22,264)
                                            ---------   --------
Effect of exchange rate changes on
  cash and cash equivalents                     (404)       136
                                            ---------  ---------
Net decrease in cash and cash equivalents    (30,684)   (27,667)

Cash and cash equivalents at beginning of
  year                                        49,546     76,000
                                            ---------  ---------
Cash and cash equivalents at end of period  $ 18,862   $ 48,333
                                            =========  =========
Supplemental cash flow information:
  Interest paid                             $  2,238   $  2,238
                                            =========  =========
  Income taxes paid                         $ 10,194   $  7,467
                                            =========  =========

See accompanying notes to consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
Forty weeks ended November 11, 2000 and November 13, 1999

RECONCILIATION OF NET EARNINGS TO CASH FLOWS PROVIDED BY (USED
IN) OPERATING ACTIVITIES (UNAUDITED)

                                               40 Weeks Ended
                                            --------------------
                                             Nov. 11,   Nov. 13,
                                               2000       1999
                                            ---------  ---------
Net earnings (loss) from continuing
  operations                                $  7,146   $ (2,279)

Adjustments for items not requiring cash:
  Depreciation and amortization               18,796     19,735
  Deferred income taxes                         (339)         7
  Deferred revenue                               939      7,640
  Amortization of noncompete agreement             -     (3,228)
  Other                                         (615)       824

Decrease (increase) in current assets:
  Receivables and inventories                 (8,922)   (12,500)
  Refundable income taxes                     (1,858)    (6,868)
  Prepaid expenses and other current assets   (2,206)    (2,903)

Increase (decrease) in current liabilities:
  Accounts payable, accrued expenses and
    other liabilities                          9,821     16,778
  Income taxes                                (4,912)    (2,719)
                                             --------   --------
Cash flows from continuing operations         17,850     14,487
Cash flows from discontinued operations       (1,847)      (835)
                                            ---------   --------
Cash flows provided by operating activities $ 16,003    $13,652
                                            =========   ========

See accompanying notes to consolidated financial statements.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial position as of November 11, 2000 and February 5, 2000 and the results of its operations and changes in its cash flows for the 40 weeks ended November 11, 2000 and November 13, 1999. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's annual report on Form 10-K for its fiscal year ended
February 5, 2000.

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

     The Company had planned to complete this transaction in the summer of 2000. However, on August 8, 2000, the Company announced negotiations to sell its Wall Decor business to a holding company formed by top management of Prints Plus and Huron Capital Partners, LLC had terminated and the Company was pursuing other buyers for this business. Net assets of discontinued operations for November 11, 2000 and net loss from discontinued operations for the 16 and 40 weeks ended November 11, 2000 have been adjusted $3.3 million and $3.9 million net of taxes, respectively, to reflect the actual performance of the Wall Decor segment in fiscal year 2000.

     Specifically, in third quarter 2000, net earnings of the Company have been adjusted to include a $2.8 million after tax loss to adjust the valuation of the Wall Decor segment to its current estimated fair value. Estimated operating results through year-end were considered in the adjustment.

     For comparative purposes, losses of the discontinued operation before the asset write-down for the third quarter 2000 and 1999 were $837,000 and $1.0 million, respectively and for the first three quarters were $4.1 million and $3.0 million, respectively. However, $2.4 million of anticipated losses for the Wall Decor business for the first two quarters of 2000 were included in the $10.1 million loss on sale of discontinued operations recorded in 1999. This resulted in recording
$1.1 million in losses net of income taxes in the financial statements for the first three quarters of 2000.

     Net sales of the discontinued operations for the third quarter 2000 and 1999 were $18.6 million and $18.0 million, respectively. Net sales of the discontinued operations for the first three quarters were $44.2 million and $43.3 million, respectively.

     The components of the net assets of discontinued operations are:

                                               Nov. 11, 2000
                                               -------------
Current assets                                 $   13,319
Property and equipment                             11,793
Liabilities                                         6,018
                                               -------------
Net assets of discontinued operations          $   19,094
                                               =============

SUPPLEMENTAL CASH FLOW INFORMATION FROM DISCONTINUED OPERATIONS
(in thousands of dollars)
                                      Nov. 11, 2000 Nov. 13, 1999
                                      ------------- -------------
                                        (40 weeks)    (40 weeks)
Net loss on disposal, net of income
 tax benefit of $2,090 and $1,050,
 respectively                         $   (3,880)   $  (1,950)
Adjustments for items not requiring
 cash:
   Depreciation and amortization           3,722        3,722
   Reduction in loss reserve              (1,561)           -
   Reduction in value of assets held
    for resale                             4,541            -
   Deferred tax benefit                   (1,589)           -
   Other                                       -            7
Decrease (increase) in current assets:
   Receivables and inventories              (532)      (1,745)
   Prepaid expenses and other current
    assets                                    37           62
Increase in current liabilities:
   Accounts payable, accrued expenses
    and other liabilities                   (435)         829
Capital expenditures                      (2,150)      (1,760)
                                      -----------  -----------
Cash flows from discontinued
 operations                           $   (1,847)  $     (835)
                                      ===========  ===========

3. As part of the Company's disposition of its remaining shares of Fox Photo, Inc. ("Fox") to Eastman Kodak Company in October 1997, the Company entered into a two-year Noncompetition and Nonsolicitation Agreement (the "Noncompete Agreement") with Fox under which the Company agreed not to engage in the retail photofinishing business and, subject to certain exceptions, not to employ Fox employees without consent. The Company received $10.0 million cash consideration for entering into the Noncompete Agreement which was amortized into income over the two-year period of the agreement.

     For the third quarter and the first three quarters of 1999 amortization relating to the two-year Noncompete Agreement was $920,000 and $3.2 million, respectively.

4. The Company currently operates a professional portrait photography business through fixed location studios in the United
States and Canada.

SELECTED INDUSTRY SEGMENT INFORMATION (in thousands of dollars)
                                        Sixteen Weeks Ended
                                    ----------------------------
                                    Nov. 11, 2000  Nov. 13, 1999
                                    -------------  -------------
NET SALES:
 Portrait Studio                    $     96,453   $     97,596
                                    =============  =============
INCOME (LOSS) FROM OPERATIONS:
 Portrait Studio operating earnings $     10,296   $      3,038
 Corporate expense                         4,566          4,583
                                    -------------  -------------
                                    $      5,730   $     (1,545)
                                    =============  =============

                                         Forty Weeks Ended
                                    ----------------------------
                                    Nov. 11, 2000  Nov. 13, 1999
                                    -------------  -------------
NET SALES:
 Portrait Studio                    $    224,199   $    221,152
                                    =============  =============
INCOME (LOSS) FROM OPERATIONS:
 Portrait Studio operating earnings $     24,824   $      7,715
 Corporate expense                        11,374         10,297
                                    -------------  -------------
                                    $     13,450   $     (2,582)
                                    =============  =============

                                    Nov. 11, 2000  Nov. 13, 1999
                                    -------------  -------------
SEGMENT ASSETS:
 Portrait Studio                    $     99,649   $    115,793
 Wall Decor                                    -         37,175
 Corporate cash and cash equivalents      18,862         46,936
 Corporate other                          38,761         30,109
 Net assets of discontinued
  operations                              19,094              -
                                    -------------  -------------
                                    $    176,366   $    230,013
                                    =============  =============

GEOGRAPHIC FINANCIAL INFORMATION
--------------------------------
                                Sixteen Weeks Ended
                           -----------------------------
                           Nov. 11, 2000   Nov. 13, 1999
                           -------------   -------------
NET SALES:
 United States             $    89,204     $    90,738
 Canada                          7,249           6,858
                           -------------   -------------
                           $    96,453     $    97,596
                           =============   =============
                                 Forty Weeks Ended
                           -----------------------------
                           Nov. 11, 2000   Nov. 13, 1999
                           -------------   -------------
NET SALES:
 United States             $   208,588     $   206,969
 Canada                         15,611          14,183
                           -------------   -------------
                           $   224,199     $   221,152
                           =============   =============
                           Nov. 11, 2000   Nov. 13, 1999
                           -------------   -------------
LONG-LIVED ASSETS:
 United States             $    87,703     $   115,948
 Canada                          3,818           4,108
                           -------------   -------------
                           $    91,521     $   120,056
                           =============   =============

5. On June 16, 2000, the Company's existing $40.0 million Revolving Credit Agreement with two domestic banks expired. Subsequently, on June 27, 2000, the Company entered into a new $30.0 million revolving credit facility ("the "Revolving Facility") with two domestic banks. The Revolving Facility, which will expire on June 27, 2003, has a variable interest rate charged at either LIBOR or prime funds, with an applicable margin added. It is at the Company's discretion whether borrowings are under LIBOR or prime fund rate. A commitment fee of 0.200% to 0.375% per annum is payable on the unused portion of the Revolving Facility. The Revolving Facility requires the Company maintain certain financial ratios and comply with certain restrictive
covenants.    There were no borrowings outstanding under the
Revolving Facility on November 11, 2000.

     The Company incurred $240,000 in issuance costs associated with the Revolving Facility, which are being amortized ratably over the three-year life of the Revolving Facility.

6. On October 27, 2000, the Company established a Rabbi Trust ("the Trust") with $6.4 million in cash and certain company-owned life insurance policies with a cash surrender value of $6.8 million as of February 5, 2000 to fund the supplementary retirement benefit plan for certain key executives. The Trust is classified as a long-term other asset.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSES OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS - OVERVIEW
-----------------------------------------------

SAFE HARBOR STATEMENTS UNDER PRIVATE SECURITIES
  LITIGATION REFORM ACT OF 1995

     The statements contained in this report, and in particular in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section which are not historical facts are forward-looking statements that involve risks and uncertain-ties. Management wishes to caution the reader that these forward-looking statements, such as the Company's outlook for Sears, Roebuck and Company ("Sears"), Portrait Studios, future cash requirements and capital expenditures, are only predictions or expectations; actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to: customer demand for the Company's products and services, the overall level of economic activity in the Company's major markets, competitors' actions, manufacturing interruptions, dependence on certain suppliers, changes in the Company's relationship with Sears and the condition and strategic planning of Sears, fluctuations in operating results, the attraction and retention of qualified personnel and other risks as may be described in the Company's filings with the Securities and Exchange Commission, including its form 10-K for the year ended February 5, 2000.

FISCAL YEARS

     The Company's fiscal year ends the first Saturday of February. Accordingly, fiscal year 1999 ended February 5, 2000 and consisted of 52 weeks. The third fiscal quarters of 2000 and 1999 consisted of sixteen weeks and ended November 11, 2000 and November 13, 1999, respectively. Throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations," reference to 1999 will mean the fiscal year-end 1999 and reference to third quarter 2000 and third quarter 1999 will mean the third fiscal quarter of 2000 and 1999, respectively.

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

     The Company had planned to complete this transaction in the summer of 2000. However, on August 8, 2000, the Company announced negotiations to sell its Wall Decor business to a holding company formed by top management of Prints Plus and Huron Capital Partners, LLC had terminated and the Company was pursuing other buyers for this business. Net assets of discontinued operations for November 11, 2000 and net loss from discontinued operations for the 16 and 40 weeks ended November 11, 2000 have been adjusted $3.3 million and $3.9 million net of taxes, respectively, to reflect the actual performance of the Wall Decor segment in fiscal year 2000.

     Specifically, in third quarter 2000, net earnings of the Company have been adjusted to include a $2.8 million after tax loss to adjust the valuation of the Wall Decor segment to its current estimated fair value. Estimated operating results through year-end were considered in the adjustment.

     For comparative purposes, losses of the discontinued operation before the asset write-down for the third quarter 2000 and 1999 were $837,000 and $1.0 million, respectively and for the first three quarters were $4.1 million and $3.0 million, respectively. However, $2.4 million of anticipated losses for the Wall Decor business for the first two quarters of 2000 were included in the $10.1 million loss on sale of discontinued operations recorded in 1999. This resulted in recording
$1.1 million in losses net of income taxes in the financial statements for the first three quarters of 2000.

     Net sales of the discontinued operations for the third quarter 2000 and 1999 were $18.6 million and $18.0 million, respectively. Net sales of the discontinued operations for the first three quarters were $44.2 million and $43.3 million, respectively.

STOCK REPURCHASE

     Under various authorizations from the Company's Board of Directors to acquire shares of its outstanding common stock through purchases at management's discretion from time to time at acceptable market prices, in the third quarter of 2000, the Company purchased 156,505 shares of stock for $3.5 million at an average stock price of $22.39. For the first three quarters of 2000, 1,186,205 shares of stock were repurchased for $27.7 million. For both the third quarter and first three quarters of 1999, 653,300 shares of stock were repurchased for $16.2 million.

     Acquired shares are held as treasury stock and will be available for general corporate purposes. The weighted average shares outstanding have been adjusted to reflect the change in shares outstanding resulting from the repurchase of the Company's common stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS - RESULTS OF OPERATIONS
------------------------------------------------------------

SIXTEEN WEEKS ENDED NOVEMBER 11, 2000 COMPARED TO SIXTEEN WEEKS
  ENDED NOVEMBER 13, 1999

Net Sales
---------
     Net sales for Portrait Studios were relatively unchanged from $97.6 million for the 16 weeks ended November 13, 1999 to $96.5 million, or 1.2%, for the 16 weeks ended November 11, 2000. The slight decrease in sales in the third quarter of 2000 compared to 1999 resulted from a decrease in customer traffic, partially offset by slightly higher average sales per customer and the favorable impact of deferred revenues arising from the Smile Savers Plan(R), a customer loyalty program designed to increase repeat visits. Before the favorable impact of deferred revenues from the Smile Savers program were considered, sales would have decreased 5.4% for the 16 weeks ended November 13, 1999 compared to the same timeframe last year.

Income (Loss) From Operations
-----------------------------
     Income from operations increased from a loss from operations of $1.5 million for the 16 weeks ended November 13, 1999 to income from operations of $5.7 million for the 16 weeks ended November 11, 2000. This increase is due largely to decreased costs and expenses for the 16 weeks ended November 11, 2000 compared to the 16 weeks ended November 13, 1999.

     Employment costs continue to improve both in dollars and as a percentage of sales for the third quarter of 2000 compared to the third quarter of 1999. Specifically, reduced studio labor hours, which resulted from fewer training hours and tighter control of studio staffing, were only partially offset by increased hourly wage rates, which resulted from normal annual wage increases and the implementation in 1999 of the Independent Study Program. In addition, advertising expenditures and various administrative support costs decreased for the 16 weeks ended November 11, 2000 compared to the 16 weeks ended November 13, 1999.

     While third quarter of 2000 operating earnings for the Portrait Studio segment were significantly better than that achieved in 1999, they did not meet management's expectations of achieving the levels recorded in 1998. Management now believes that while full fiscal year's Portrait Studio operating earnings will significantly exceed 1999 levels, they will not meet 1998 levels.

Interest Expense, Interest Income, Other Expense and Other Income
-----------------------------------------------------------------
     Interest expense was relatively unchanged for the third quarter of 2000 compared to the same time period in 1999.

     The decrease in interest income from $1.0 million for the 16 weeks ended November 13, 1999 to $486,000 for the 16 weeks ended November 11, 2000, or 52.9%, resulted from a decrease in investment income due to lower cash and cash equivalents balances in third quarter 2000 compared to third quarter 1999 primarily due to stock repurchases.

     The Company recognized $260,000 in other expenses for litigation expenses incurred during the third quarter of 2000 relating to the ongoing claims against the Company by affiliates of American Securities Capital Partners, L.P. ("ASCP Affiliates") and the Company's counter claim against these entities made in connection with a terminated merger agreement between ASCP Affiliates and the Company in 1999. In third quarter of 1999, $3.0 million was recognized in other expenses for costs related to the terminated merger agreement, which included legal, travel, accounting and other expenses the Company incurred during the merger process, and the litigation expenses incurred related to the claims and counter claim.

     The decrease in other income from $1.0 million recorded in the third quarter of 1999 to $15,000 recorded in the third quarter of 2000 resulted from the inclusion of $920,000 in third quarter 1999 of amortization relating to the three-year Noncompete Agreement entered into in 1997 as part of the disposition of the Company's remaining shares of Fox Photo, Inc. to Eastman Kodak Company.

Income Tax Expense (Benefit)
----------------------------
     Income tax expense increased from an income tax benefit of $1.4 million for the 16 weeks ended November 13, 1999 to an income tax expense of $1.6 million for the 16 weeks ended November 11, 2000, as a direct result of increased earnings.

Net Earnings (Loss) from Continuing Operations
----------------------------------------------
     Net earnings (loss) from continuing operations increased from a net loss from continuing operations of $2.7 million for the third quarter 1999 to net earnings from continuing operations of $3.0 million for the third quarter 2000 due to the various factors previously noted.

Net Loss
--------
     Net losses decreased from $3.3 million for the third quarter
1999 to $342,000 for the third quarter 2000 due to the various factors previously noted, and the inclusion of a $3.3 million net loss from discontinued operations.

FORTY WEEKS ENDED NOVEMBER 11, 2000 COMPARED TO FORTY WEEKS
  ENDED NOVEMBER 13, 1999

Net Sales
---------
     Net sales for Portrait Studios increased slightly from $221.2 million for the 40 weeks ended November 13, 1999 to $224.2 million, or 1.4%, for the 40 weeks ended November 11, 2000. This increase resulted from the favorable impact of deferred revenues from the Smile Savers Plan(R), offset by a slight decrease in customer traffic and average sales per customer. The lower average sales per customer were incurred in part because, under the Smile Savers Plan(R), sitting fees are not paid by the customer during the repeat visit. Before the favorable impact of deferred revenues from the Smile Savers program were considered, sales would have decreased 1.6% for the 40 weeks ended November 13, 1999 compared to the same timeframe last year.

Income (Loss) From Operations
-----------------------------
     Income from operations increased from a loss from operations of $2.6 million for the 40 weeks ended November 13, 1999 to income from operations of $13.5 million for the 40 weeks ended November 11, 2000. This increase is due to decreased costs and expenses and a slight increased sales for the 40 weeks ended November 11, 2000 compared to the 40 weeks ended November 13, 1999.

     As reflected in the previous 16 week discussion, employment costs improved both in dollars and as a percentage of sales for the first three quarters of 2000 compared to the first three quarters of 1999 due to reduced studio labor hours being only partially offset by increased studio hourly wage rates. In addition, lower advertising costs and various administrative support costs were only partially offset by the increase in store commissions resulting from increased sales.

Interest Expense, Interest Income, Other Expense and Other Income
-----------------------------------------------------------------
     Interest expense was relatively unchanged for the first three quarters of 2000 compared to the same time period in 1999.

     The decrease in interest income from $2.4 million for the first three quarters of 1999 to $1.3 million for the first three quarters of 2000, or 47.3%, resulted from a decrease in investment income due to lower balances of cash and cash equivalents in 2000 compared to 1999 primarily due to stock repurchases.

     The Company recognized $411,000 and $3.0 million in other expenses for litigation incurred during the first three quarters of 2000 and 1999, respectively, relating to the ongoing claims against the Company by ASCP Affiliates previously discussed.

     The decrease in other income from $3.4 million recorded for the first three quarters of 1999 to $207,000 recorded for the same time frame in 2000 resulted from the inclusion of $3.2 million in the first three quarters of 1999 of amortization relating to the three-year Noncompete Agreement previously discussed.

Income Tax Expense (Benefit)
----------------------------
     Income tax expense increased from an income tax benefit of $1.2 million for the 40 weeks ended November 13, 1999 to an income tax expense of $3.8 million for the 40 weeks ended November 11, 2000, as a direct result of increased earnings.

Net Earnings (Loss) from Continuing Operations
----------------------------------------------
     Net earnings (loss) from continuing operations increased from a net loss from continuing operations of $2.3 million for the first three quarters of 1999 to net earnings from continuing operations of $7.1 million for the first three quarters of 2000 due to the various factors previously noted.

Net Earnings (Loss)
-------------------
     Net earnings (loss) increased from a net loss of $4.2 million for the first three quarters of 1999 to net earnings of $3.3 million for the first three quarters of 2000 due to the various factors previously noted and the inclusion of a $3.9 million net loss from discontinued operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS - FINANCIAL CONDITION
----------------------------------------------------------

ASSETS
     Total assets decreased 11.5% at the end of third quarter 2000 from year-end 1999, reflecting decreases in cash and cash equivalents resulting from the seasonal cash needs of the business, payment of dividends, and the repurchase of common stock.

LIABILITIES
     Total liabilities increased 4.3% at the end of third quarter
2000 from year-end 1999, reflecting seasonal changes in accounts payable and accrued expenses and other liabilities.

STOCKHOLDERS' EQUITY
     Stockholders' equity was down 34.4% at the end of third quarter 2000 from year-end 1999 due mainly to the repurchase of $27.7 million of the Company's common stock and the distribution of $3.4 million in dividends, offset by the recording of a $3.3 million in net earnings for 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS - CASH FLOWS
-------------------------------------------------

     During the first three quarters of 2000, the Company generated $16.0 million in internal funds from operations. Cash flow used in financing activities during this time frame amounted to $30.4 million including the purchase of $27.7 million of the Company's common stock and the payment of $3.4 million in dividends. Cash flows used in investing activities included $9.5 million in capital expenditures and $6.4 million in long-term investments used to fund the Company's supplementary retirement benefit plan for key executives. The net result of these transactions was a $30.7 million decrease in cash and cash equivalents during the first three quarters of 2000.

     On June 16, 2000, the Company's existing $40.0 million Revolving Credit Agreement with three domestic banks expired. Subsequently, on June 27, 2000, the Company entered into a new $30.0 million revolving credit facility (the "Revolving Facility") with three domestic banks. The Revolving Facility, which will expire on June 27, 2003, has a variable interest rate charged at either LIBOR or prime funds with an applicable margin added. It is at the Company's discretion whether borrowings are under a LIBOR or prime funds rate. A commitment fee of 0.200% to 0.375% per annum is payable on the unused portion of the Revolving Facility. The Revolving Facility requires the Company maintain certain financial ratios and comply with certain restrictive covenants.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

         Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign exchange rates. The Company's debt obligations have primarily fixed interest rates; therefore, the Company's exposure to changes in interest rates is minimal. The Company's exposure to changes in foreign exchange rates relates to the Canadian operations, which is minimal as these operations constitute 7.8% of the Company's total assets and 7.0% of the Company's total sales.

                     PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) EXHIBITS:

            The following exhibits are being filed as part of this Report:

            Exhibit 11.1  - Computation of Earnings per Common
                            Share - Diluted
                            Sixteen Weeks Ended Nov. 11, 2000
                            and Nov. 13, 1999

            Exhibit 11.2  - Computation of Earnings per Common
                            Share - Diluted
                            Forty Weeks Ended Nov. 11, 2000
                            and Nov. 13, 1999

            Exhibit 11.3  - Computation of Earnings per Common
                            Share - Basic
                            Sixteen Weeks Ended Nov. 11, 2000
                            and Nov. 13, 1999

            Exhibit 11.4  - Computation of Earnings per Common
                            Share - Basic
                            Forty Weeks Ended Nov. 11, 2000
                            and Nov. 13, 1999

            Exhibit  27   - Financial Data Schedule

         b) REPORTS ON FORM 8-K

            - On August 23, 2000, CPI Corp. reported the issuance
              of a press release dated August 22, 2000 announcing second quarter results.

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





                                         CPI Corp.
                                       (Registrant)




                             By:  /s/ Barry Arthur
                                  ---------------------------
                                   Barry Arthur
                                   Authorized Officer and
                                   Principal Financial Officer

Dated:  December 21, 2000

                              CPI CORP.

                             EXHIBIT INDEX


Exhibit 11.1  - Computation of Earnings per Common         31
                Share - Diluted
                Sixteen Weeks Ended November 11, 2000
                and November 13, 1999

Exhibit 11.2  - Computation of Earnings per Common         32
                Share - Diluted
                Forty Weeks Ended November 11, 2000
                and November 13, 1999

Exhibit 11.3  - Computation of Earnings per Common         33
                Share - Basic
                Sixteen Weeks Ended November 11, 2000
                and November 13, 1999

Exhibit 11.4  - Computation of Earnings per Common         34
                Share - Basic
                Forty Weeks Ended November 11, 2000
                and November 13, 1999

Exhibit 27    - Financial Data Schedule


