Form 10-K405
period 2001-02-03
CPI CORP
filed 2001-05-03
CIK 25354

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                            FORM 10-K405

[X] Annual Report Pursuant to Section 13 or 15(D) of the
    Securities Exchange Act of 1934

    For the fiscal year ended February 3, 2001

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

Aggregate market value of the registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange - Composite Transaction Listing on
April 17, 2001 ($19.00 per share): $136,922,189.

As of April 17, 2001, 7,692,675 shares of the common stock, $0.40 par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held June 7, 2001 are incorporated by reference into Part III of this Report.

PAGE NUMBERS REFER TO PAPER DOCUMENT

                        TABLE OF CONTENTS



PART I
------

Item 1.      Business                                          3
Item 2.      Properties                                       10
Item 3.      Legal Proceedings                                11
Item 4.      Results of Votes of Security Holders             11

PART II
-------

Item 5.      Market for Registrant's common stock and
               Related Stockholder Matters                    12
Item 6.      Selected Financial Data                          13
Item 7.      Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                     16
Item 7A.     Quantitative and Qualitative Disclosures
               About Market Risk                              26
Item 8.      Financial Statements and Supplementary Data      27
Item 9.      Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure         66

PART III
--------

Item 10.     Directors, Executive Officers, Promoters,
               and Control Persons of the Registrant          67
Item 11.     Executive Compensation                           67
Item 12.     Security Ownership of Certain Beneficial
               Owners and Management                          67
Item 13.     Certain Relationships and Related
               Transactions                                   67

PART IV
-------

Item 14.     Exhibits, Financial Statement Schedules
               and Reports on Form 8-K                        68
             Signatures                                       74

     THE STATEMENTS CONTAINED IN THIS REPORT, AND IN PARTICULAR IN THE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" SECTION THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, SUCH AS THE COMPANY'S OUTLOOK FOR SEARS PORTRAIT STUDIOS, FUTURE CASH REQUIREMENTS AND CAPITAL EXPENDITURES, ARE ONLY PREDICTIONS OR EXPECTATIONS; ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY AS A RESULT OF RISKS FACING THE COMPANY. SUCH RISKS INCLUDE, BUT ARE NOT LIMITED TO: CUSTOMER DEMAND FOR THE COMPANY'S PRODUCTS AND SERVICES, THE OVERALL LEVEL OF ECONOMIC ACTIVITY IN THE COMPANY'S MAJOR MARKETS, COMPETITORS' ACTIONS, MANUFACTURING INTERRUPTIONS, DEPENDENCE ON CERTAIN SUPPLIERS, CHANGES IN THE COMPANY'S RELATIONSHIP WITH SEARS AND THE CONDITION AND STRATEGIC PLANNING OF SEARS, FLUCTUATIONS IN OPERATING RESULTS, THE ATTRACTIONS AND RETENTION OF QUALIFIED PERSONNEL AND OTHER RISKS AS MAY BE DESCRIBED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THIS FORM 10-K FOR THE YEAR ENDED FEBRUARY 3, 2001.

                           PART I
ITEM I.  BUSINESS

PRODUCTS AND SERVICES
---------------------

     CPI Corp. is a holding company primarily engaged, through its subsidiaries, in the development and marketing of consumer services and related products through a network of centrally-managed, small retail locations. Founded in 1942, CPI Corp. became a publicly held company in 1982 and has operations in two business segments: Portrait Studios and Technology Development. Unless the context otherwise requires, references herein to "the Company" or "CPI Corp." mean CPI Corp., its consolidated subsidiaries and their predecessor companies.

PORTRAIT STUDIOS SEGMENT
     Within the Portrait Studio segment, the Company operates 1,027 studios as of February 3, 2001 and is the exclusive operator of all Sears Portrait Studios in the United States, Canada and Puerto Rico. The Company is materially dependent upon the continued goodwill of Sears, Roebuck and Company ("Sears") and the integrity of the Sears name in the retail marketplace. The Company believes its relations with Sears are excellent and that they have been beneficial to both companies. (See "DEPENDENCE" later in this section for a more detailed discussion.)

     As a leader in the professional portrait photography of pre-school children market, the Company provides its customers with
                              3
a professional portrait studio experience and offers a variety of products tailored to maximize customer satisfaction. Portraits range from wallet size to 16" by 20", with the availability of Portrait Creations(R), greeting cards and passport photos. The Company also provides photo accessories, such as picture frames and photo albums, and services that include the Portrait Preview System(R) and Smile Savers Plan(R).

     The strategic objectives of the Portrait Studio segment are to increase market share and profitability through the following initiatives:
     -  create an engaging and inviting studio experience,
     -  use sophisticated, targeted marketing,
     -  build customer focus and
     -  build strategic alliances.

TECHNOLOGY DEVELOPMENT SEGMENT
     Over the last several years, the Company has allocated resources to develop unique computer software platforms, such as the Store Automation System, that improved the portrait studio experience, streamlined workflow in the studio environment and provided a flexible, scalable platform to develop future products. In 2000, the Company more fully committed to this investment in technology by forming a wholly-owned subsidiary, Centrics Technology, Inc., committed to the full-time development of business computer software for both the Portrait Studio segment and other third-party business, and to treat this business as a separate segment, the Technology Development Segment. The Company has retained within the Portrait Studio segment and corporate services area the information technology services needed to support existing field systems, develop applications for corporate use, administer and support technical systems, desktop services and data center operations, and provide data, voice and data security architecture for the Company's overall information technology systems.

     Although there were some third-party computer software sales in fiscal years 1998 and 1999, prior to fiscal year 2000, the majority of software products developed by the Technology Development segment were for the Portrait Studio segment. However, in January 2001, the Company announced the formation of searsphotos.com, a new Sears-licensed business offering on-line photofinishing and archiving for customers of Sears and Sears Portrait Studios. The new imaging service allows customers to preserve, share and use portrait images in conjunction with their personally created images and other memorabilia, to create digital archives through a Sears sponsored internet-based system maintained and marketed by the Company. Actual photofinishing processes are outsourced to a third party vendor. (See "DEPENDENCE" later in this section for a more detailed discussion on the Sears license.)
                              4

     Consequently, within the newly-established Technology
Development segment, the Company now markets an internet-based, mail-order photofinishing business under the name searsphotos.com and offers software programs primarily for retail service industry use, software consulting and custom software development under the name Centrics Technology, Inc.

     As a newly established, independent segment, the Technology Development group's strategic objectives are to support the marketing of searsphotos.com, support and develop software for Portrait Studios and develop commercial software for other retail enterprises.

SUPPLIER RELATIONSHIPS
----------------------

     In the Portrait Studio operations, the Company purchases photographic paper and film from two major manufacturers. In the Technology Development segment, the Company has an agreement for standard film developing and pricing as well as other digital services with one vendor. The Company purchases other equipment and materials for all its operations from a number of suppliers and is not dependent upon any other supplier for any specific kind of equipment.

     The Company has had no difficulty in the past obtaining sufficient materials to conduct its businesses and believes its relationships with suppliers are good.

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

DEPENDENCE
----------

     The Company has enjoyed a strong relationship with Sears for over 40 years, as evidenced by having been awarded the prestigious "Partners in Progress" award thirteen times since the inception of the award eighteen years ago. In 1995, Sears also bestowed on the Company the first "Partners in Progress" award ever accorded a licensee in Canada. In 1994 and 1998, Sears honored the Company with the first "Chairman's Award" ever given to a Sears licensed business in recognition of significant product innovations. In 1996, the Company was the sole recipient of the newly created Sears "Golden Opportunities" award for the most responsive handling of customer complaints of all its licensees.

     As a Sears licensee, the Company enjoys the benefits of using the Sears name, access to prime retail locations, Sears' daily cashiering and bookkeeping system, store security services and customers' ability to use their Sears credit cards to purchase products or services, for which Sears bears all credit and authorization risk.

     As of February 3, 2001, the Company operated 850 full-line
Sears Portrait Studios in the United States and, except in connection with store closings, has never had Sears terminate the operation of any portrait studio under any license agreement.

     On November 10, 1999, Sears extended the Company's license agreements to act as the exclusive portrait photography licensee for Sears stores in the United States and Puerto Rico through December 31, 2008. These agreements provide for the Company to pay Sears a license fee of 15% of total annual net sales for studios located in Sears stores and prohibit the Company from offering or selling professional portrait photography studio services in the United States, Puerto Rico or Canada in locations other than Sears retail locations, or within twenty miles of a Sears retail location. Net sales are defined as gross sales less customer returns, allowances and sales taxes. The Company provides all studio furniture, equipment, fixtures, leasehold improvements and advertising. The Company is responsible for hiring, training and compensating Company employees and must indemnify Sears against claims arising from the operation of the Sears Portrait Studios business.

     As of February 3, 2001, the Company also operated 54 freestanding studios in the United States that operate under the Sears name in retail malls that are without a Sears store. In addition to mall rent, the Company pays Sears a license fee of 7.5% of total annual net sales per studio in these locations.
The Company provides all studio furniture, equipment, fixtures,
                              6
leasehold improvements and advertising. The Company is also responsible for hiring, training and compensating Company employees. These studios benefit from inclusion in advertising that promotes Sears department store studios in the market. The license agreement with Sears for these remote studios was amended on November 10, 1999, extending the term to December 31, 2008.

     As of February 3, 2001, all 120 Canadian studios operate under a license agreement with Sears Canada, Inc., a subsidiary of Sears. The agreement, originally negotiated in 1977, renews automatically on a year-to-year basis but is terminable by either party on 60 days' notice. The license fee is 15% of total annual net sales. Pursuant to the license agreement, the Company provides all studio furniture, equipment, fixtures, leasehold improvements, and advertising and is responsible for hiring, training and compensating Company employees.

     The Company further expanded its relationship with Sears and the Sears Portrait Studio business through a new Development and License Agreement, dated January 31, 2001 and expiring December 31, 2008, which deals with the development and operation of an Internet-based business related to photofinishing, archiving and related services, now known as searsphotos.com.

COMPETITIVE CONDITIONS
----------------------

     The Company Portrait Studio segment operates within the professional portrait photography industry, primarily specializing in pre-school children's portraits. In this business, the Company competes with a number of companies that operate fixed-location, traveling and freestanding photography studios. Independent professional photographers also compete with the Company in various locations. The Company believes that its portrait photography products and services are competitive in terms of price, quality and convenience of purchase with similar products of its competitors.

     The Technology Development segment operates within the photofinishing and custom computer software fields--both highly-fragmented and specialized fields. In the photofinishing field, the Company believes its products and services are competitive in terms of price, quality and convenience with similar products of its competitors. Since few companies have specialized in delivering store information systems to United States based retailers as the Technology Development segment has, the Company has no basis for analyzing competitive conditions as applicable to its custom computer software business.

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

EMPLOYEES
---------

     At February 3, 2001, the Company had approximately 7,200 employees, of which approximately 4,500 were part-time or temporary employees. The Company's employees are not members of any union, and the Company has experienced no work stoppages. The Company believes that its relations with its employees are good.

OTHER BUSINESSES
---------------

WALL DECOR
     On April 7, 2000, the Company announced it was negotiating to sell its Wall Decor segment, a business which sold posters, prints and custom framing services to consumers and operated by the Company since 1993 under the name Prints Plus. As a result of the decision to exit this business, in fiscal year 1999, the Company classified the Wall Decor segment as a discontinued operation and reclassified prior years' financial statements to reflect this change.

     The Company had planned to complete this transaction in the summer of 2000. However, in August 2000, the Company announced that negotiations to sell its Wall Decor business had terminated and the Company was pursuing other buyers for this business. Subsequently, in April 2001, the Company announced it had signed an agreement with TRU Retail, Inc., a corporation formed by top management of Prints Plus, to buy the Wall Decor segment from the Company for $4.0 million in cash and $12.0 million in 9% preferred stock of the new wall decor company. The Company plans to complete the transaction by June.

     As a result of these events, in 2000, net earnings of the Company were adjusted to include a $4.1 million after tax loss to adjust the valuation of the Wall Decor segment to the value of cash and preferred stock to be received and to reflect the actual performance of the Wall Decor segment in 2000.

PHOTOFINISHING
     In addition, in 1982, the Company started a photofinishing business and continued operations until October 1996. The following is a listing of the Company's disposition of its photofinishing business:

     June 1996    - Sold 50 one-hour photofinishing stores to
                    Wolf Camera, Inc.
     October 1996 - Established a joint venture with Eastman
                    Kodak Company by selling 51% interest in existing photofinishing operations.
     October 1997 - Sold remaining 49% interest to Eastman Kodak
                    Company.


                  -----------------------------


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

ITEM 2.  PROPERTIES

     The following table sets forth certain information concerning the Company's principal facilities:

PRINCIPAL FACILITIES - CPI CORP.
                     APPROXIMATE
                       AREA IN         PRIMARY         OWNERSHIP
 LOCATION            SQUARE FEET        USES           OR LEASE
-------------------  ------------ ------------------  ----------

St. Louis, Missouri    270,000    Administration and   Owned(6)
                                  Photoprocessing
St. Louis, Missouri    155,000    Parking Lots         Owned(7)
St. Louis, Missouri     57,574    Warehousing          Leased(1)
St. Louis, Missouri     14,340    Printing             Leased(2)
St. Louis, Missouri     20,150    Warehousing          Leased(3)
Brampton, Ontario       40,000    Administration,      Owned(8)
                                    Warehousing and
                                    Photoprocessing
Las Vegas, Nevada       12,200    Photoprocessing      Leased(4)
Thomaston, Connecticut  25,000    Administration and   Owned(9)
                                    Photoprocessing
St. Louis, Missouri     14,000    Administration       Leased(5)

(1) Lease term expires on June 30, 2002.
       (Segment use: corporate and Portrait Studio)
(2) Lease term expires on November 30, 2001.
       (Segment use: corporate)
(3) Lease term expires on April 30, 2001.
       (Segment use: corporate)
(4) Lease term expires on July 15, 2001.
       (Segment use: Portrait Studio)
(5) Lease term expires on February 29, 2004.
       (Segment use: Technology Development)
(6) Segment use: corporate, Portrait Studio and Technology
       Development
(7) Segment use: corporate
(8) Segment use: Portrait Studio
(9) Segment use: Portrait Studio

     As of February 3, 2001, the Company operated 850 portrait studios in Sears stores in the United States pursuant to the license agreements with Sears, 120 studios in Canada under a separate license agreement with Sears Canada, Inc. and 57 portrait studios in shopping centers without Sears stores, which are generally leased for at least three years with some having renewal options. See Part I, Item 1. "BUSINESS, RELATIONSHIP WITH SEARS" for more information on the Sears license agreements.

     The Company believes that the facilities used in its operations are in satisfactory condition and adequate for its present and anticipated future operations.

     The Company's physical properties owned or leased are all considered commercial property.


ITEM 3.  LEGAL PROCEEDINGS

     There are various suits pending against the Company, none of which are material in nature. It is the opinion of management that the ultimate liability, if any, resulting from such suits will not materially affect the consolidated financial position or results of operations of the Company.

ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS

     No matters were submitted to stockholders for a vote during the fourth quarter of fiscal year 2000.

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

    FISCAL YEAR 2000
    (ending Feb. 3, 2001)       HIGH        LOW        DIVIDEND
    ---------------------     --------    --------     --------
    First Quarter             $  24.94    $  22.38     $  0.14
    Second Quarter               25.69       20.06        0.14
    Third Quarter                25.94       19.13        0.14
    Fourth Quarter               24.13       19.06        0.14

    FISCAL YEAR 1999
    (ending Feb. 5, 2000)
    ---------------------
    First Quarter             $  29.00    $  21.19     $  0.14
    Second Quarter               34.88       26.31        0.14
    Third Quarter                34.56       20.00        0.14
    Fourth Quarter               26.38       17.69        0.14

(b) Shareholders of Record

    As of April 17, 2001, the market price of the Registrant's common stock was $19.00 per share with 7,692,675 shares outstanding and 1,908 holders of record.

(c) Dividends

    The Company intends, from time to time, to pay cash dividends on its common stock, as its Board of Directors deems appropriate, after consideration of the Company's operating results, financial condition, cash requirements, general business conditions and such other factors as the Board of Directors deems relevant.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

FINANCIAL HIGHLIGHTS (1) (in millions of dollars)
--------------------
                                           2000     1999     1998     1997     1996
INCOME DATA
  Net sales                               $320.4   $319.1   $325.5   $303.7   $404.4
  Income from cont. operations              26.1      6.7     28.4     29.2     17.1
  Net interest expense (2)                   2.9      1.7      0.9      2.0      3.8
  Other income (expense) (3) (4)            (0.1)    (0.1)     5.3      2.2      0.5
  Gain (loss) on sale of interest
   in Photofinishing segment (5)               -        -        -     (4.2)     6.2
  Interest in joint venture (5)                -        -        -     (3.3)    (0.5)
  Income taxes                               8.1      1.7     11.5      8.6      7.2
  Net earnings from continuing operations   15.1      3.2     21.3     13.3     12.3

For more detailed financial information and for the definition of capitalized terms, see Part
II, Item 7.  "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS".
(1) In 1999, the Company classified the Wall Decor segment as a discontinued operation and reclassified the prior years' consolidated financial statements to reflect this change.
(2) In 1998 and 1997, $2.8 million and $1.1 million, respectively, in interest income for amortization was recognized from the Promissory Note.
(3) In 1999, 1998 and 1997, the Company recognized $3.2 million, $5.0 million and $1.8 million, respectively, in other income from the Noncompete Agreement.
(4) In 2000 and 1999, the Company, recognized $145,000 and $3.5 million, respectively, in other expense for costs related to the termination of the Merger Agreement.  Also, in
    2000, the Company recognized $175,000 in expenses for the Chief Executive Officer search.
(5) In October 1996, the Company recorded a $6.2 million gain before taxes on the sale of a portion of its interest in the Photofinishing segment and the formation of a joint venture. In addition, in October 1997, the Company recorded a $4.2 million loss before taxes on the sale of its remaining interest in the joint venture formed in October 1996.

                                             13

FINANCIAL HIGHLIGHTS (1)
--------------------
                                    2000      1999      1998      1997      1996
PER SHARE
  Net earnings from continuing
    operations - diluted (2)       $  1.87   $  0.32   $  2.08   $  1.12   $  0.91
  Net earnings from continuing
    operations - basic (2)            1.92      0.33      2.14      1.14      0.92
  Dividends                           0.56      0.56      0.56      0.56      0.56
  Avg. shares outstanding
   (millions of shares)-diluted       8.1      10.0      10.2      11.8      13.5
  Avg. shares outstanding
   (millions of shares)-basic         7.9       9.7       9.9      11.6      13.4

For more detailed financial information see Part II, Item 7. "MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".
(1) In 1999, the Company classified the Wall Decor segment as a discontinued operation and reclassified the prior years' consolidated financial statements to reflect this change.
(2) The Company recorded the repurchase of 1,211,124 shares of common stock for $28.3 million in 2000, 1,166,650 shares of common stock for $28.2 million in 1999, 252,214 shares of common stock for $5.4 million in January 1998, 2,059,499 shares of common stock for $47.7 million in 1997, and 2,250,000 shares of common stock for $43.6 million in November 1997.

FINANCIAL HIGHLIGHTS (1) (in millions of dollars)
--------------------
                                    2000      1999      1998      1997      1996
BALANCE SHEET
  Cash and cash equivalents (2)    $ 38.8    $ 49.5    $ 76.0    $ 15.3    $ 21.9
  Current assets                     70.4      81.5     113.7      94.4      63.7
  Net fixed assets                   72.6      84.9     111.1     124.7     130.8
  Net assets of discontinued
   operation                         16.0      23.2         -         -         -
  Other assets                       16.9       9.7       9.9       9.7      52.2
  Total assets                      175.9     199.3     234.7     228.8     246.7
  Current liabilities                49.6      42.1      36.7      47.4      50.8
  Other liabilities                  14.6      16.3      21.9      19.8      11.5
  Long-term debt, less current
    maturities                       51.1      59.6      59.6      59.5      44.9
  Stockholders' equity               60.6      81.3     116.5     102.1     139.5

For more detailed financial information and for the definition of capitalized terms, see Part
II, Item 7.  "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS".
(1) In 1999, the Company classified the Wall Decor segment as a discontinued operation and reclassified the prior years' consolidated financial statements to reflect this change.
(2) The Promissory Note from Kodak of $43.9 million was paid January 4, 1999, which resulted in the increased cash balance in 1998.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS - OVERVIEW
-----------------------------------------------
FISCAL YEARS

     The Company's fiscal year ends the first Saturday of February. Accordingly, fiscal years 2000, 1999 and 1998 ended February 3, 2001, February 5, 2000 and February 6, 1999, respectively, and consisted of 52 weeks. Throughout "Management's Discussion and Analysis of Financial Condition and Results of Operation," reference to 2000, 1999 or 1998 will mean the fiscal year ended February 3, 2001, February 5, 2000 and February 6, 1999, respectively.

BUSINESS SEGMENTS

     The Company has operations in two business segments:
Portrait Studios and Technology Development. The Portrait Studios segment functions as the exclusive operator of Sears Portrait Studios with 1,027 locations in the United States, Canada and Puerto Rico, while the Technology Development segment operates an internet-based and mail order photofinishing business under the name searsphotos.com, as well as offers software programs primarily for the retail service industry use, software consulting and custom software development under the name Centrics Technology, Inc.

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

     The Company had planned to complete this transaction in the summer of 2000. However, in August 2000, the Company announced that negotiations to sell its Wall Decor business had terminated and the Company was pursuing other buyers for this business. Subsequently, in April 2001, the Company announced it had signed an agreement with TRU Retail, Inc., a corporation formed by top management of Prints Plus, to buy the Wall Decor segment from the Company for $4.0 million in cash and $12.0 million in 9% preferred stock of the new wall decor company. The Company plans to complete the transaction by June.
                              16

     As a result of these events, in 2000, net earnings of the Company were adjusted to include a $4.1 million after tax loss to adjust the valuation of the Wall Decor segment to the value of cash and preferred stock to be received and to reflect the actual performance of the Wall Decor segment in 2000.

TERMINATED MERGER AGREEMENT

     On June 15, 1999, the Company announced that it entered into a definitive merger agreement under which entities controlled by affiliates of American Securities Capital Partners, L.P. ("ASCP") (collectively, "ASCP Affiliates") and the Company's management were to acquire the Company.

     Subsequently, on October 12, 1999, the Company announced that it received a notice from ASCP Affiliates terminating the Merger Agreement and of legal action by ASCP Affiliates seeking a declaration that they were entitled to terminate and demanding reimbursement from the Company for expenses incurred in connection with the Merger Agreement, not to exceed $6.0 million.

     The Company served an answer and a counterclaim on October 18, 1999 in New York against the ASCP Affiliates and ASCP, asserting that the ASCP Affiliates were in willful breach of their obligations under the Merger Agreement. The Company's counterclaim sought damages for the willful breach of the Merger Agreement by ASCP Affiliates and also asserted a claim for up to $80 million, together with attorney's fees and costs, from ASCP under ASCP's guarantee of the performance obligations of its affiliates under the Merger Agreement.

     On January 30, 2001, the Company announced that it had entered into a settlement agreement resolving all claims and counterclaims between ASCP, ASCP Affiliates and the Company arising out of the termination of the Merger Agreement without the payment of any compensation by any party.

     As a result of these events, the Company recognized $145,000 and $3.5 million in 2000 and 1999, respectively, in other expenses for costs related to the termination of the Merger Agreement. These costs included expenses the Company incurred during the merger process and legal and other expenses incurred related to the litigation described above.

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

     Due to the non-interest bearing nature of the Promissory
Note, a discount of $3.9 million was established and was amortized into income until the maturity of the Promissory Note.
During 1998, $2.8 million in amortization related to the Promissory Note was recognized.

     The Noncompete Agreement with Kodak resulted in recording
$3.2 million and $5.0 million in 1999 and 1998, respectively, as a component of other income.

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

STOCK REPURCHASES

     Under various authorizations from the Company's Board of Directors to acquire shares of its outstanding common stock through purchases at management's discretion from time to time at acceptable market prices, during 2000 and 1999, the Company purchased 1,210,605 and 1,166,650 shares of stock for $28.3 million and $28.2 million, respectively, at an average stock price of $23.34 and $24.21, respectively. As of November 2000, essentially all shares of common stock authorized for repurchase have been acquired.

    Acquired shares are held as treasury stock and will be available for general corporate purposes. The weighted average shares outstanding have been adjusted to reflect the changes in shares outstanding resulting from the repurchase of the Company's common stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS - RESULTS OF OPERATIONS
------------------------------------------------------------

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

Net Sales
---------
     Overall, net sales increased slightly from $319.1 million for 1999, rising to $320.4 million, or 0.4%, for 2000.

     Net sales for the Portrait Studios segment were relatively unchanged, rising from $319.1 million for 1999 to $319.5 million, or 0.1%, for 2000. In 2000, decreases in customer traffic were offset by higher average sales per customer and the favorable impact of the recognition of deferred revenues arising from the Smile Savers Plan(R). The Smile Savers Plan(R) is a program introduced nation-wide in 1999, designed to increase repeat visits, increase portrait purchases, and develop long-term customer loyalty by allowing customers to pay a one-time fee for unlimited customer visits for a two-year period. Before consideration of the favorable impact of the recognition of deferred revenues from the Smile Savers program, sales would have decreased 2.5% in 2000 from 1999 levels.

     Net sales for the Technology Development segment increased from $70,000 recorded in 1999 to $888,000 for 2000 due primarily to business development fees received in 2000 for the development of the searsphotos.com internet site.

Income From Continuing Operations
---------------------------------
     Income from continuing operations increased from $6.7 million for 1999 to $26.1 million for 2000 as a result of improved operating earnings in Portrait Studio and lower operating losses in Technology Development. These improvements were only partially offset by higher general corporate expenses.

     In the Portrait Studio segment, operating earnings increased from $22.9 million in 1999 to $42.9 million in 2000. The major factors contributing to this improvement were lower employment costs, which resulted from reduced studio labor hours, offset partially by increased hourly wage rates, and lower advertising, telephone and administrative support costs in 2000 compared to 1999 as a result of a Company-wide profit improvement plan introduced late in 1999.

     In the Technology Development segment, operating losses decreased from $1.7 million in 1999 to $1.1 million in 2000, reflecting higher revenues.

     General corporate expense increased from $14.5 million in 1999 to $15.7 million in 2000 primarily as a result of higher incentive pay.

Interest Expense, Interest Income, Other Expense and Other Income
-----------------------------------------------------------------

     Interest expense was relatively unchanged from 1999 to 2000.

     The decrease in interest income from $3.1 million in 1999 to $1.8 million, or 42.1%, in 2000 resulted from a decrease in investment interest income due to lower cash and cash equivalent balances in 2000 compared to 1999 primarily due to stock repurchases.

     Other expenses decreased from $3.5 million in 1999 to $320,000 in 2000. The 1999 amount included $3.5 million of costs related to the termination of the Merger Agreement and related litigation. In 2000, only $145,000 in costs were incurred related to the settlement of such litigation.

     The decrease in other income from $3.4 million in 1999 to $225,000 in 2000 reflected amortization of $3.2 million of income related to the two-year Noncompete Agreement in 1999, which was not repeated in 2000.

Income Tax Expense
------------------
     Provision for income taxes increased from $1.7 million in 1999 to $8.1 million in 2000 as a result of increased earnings.

Net Earnings
------------
     Net earnings increased from a net loss of $3.2 million in 1999 to net earnings of $11.0 million in 2000 due to the various factors previously noted. The 2000 results also reflect the inclusion of $4.1 million, net of tax benefit, in net losses related to the discontinued Wall Decor operation.

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

Net Sales
---------
     Net sales for Portrait Studios segment decreased from $325.4 million for 1998 to $319.1 million, or 2.0%, for 1999. The decrease in net sales resulted from lower average sales per customer and a minor reduction in the number of customer portrait sittings. The Smile Savers Plan(R), which was expanded to all locations in 1999, was the primary contributing factor in the lower average sale per customer as enrollment fees had a dampening influence on customer purchases of other products and services. The Smile Savers Plan(R) is designed to increase repeat visits, resulting in increased portrait purchases, and develop long-term customer loyalty by allowing customers to pay a one-time fee for unlimited customer visits for a two-year period and resulted in $10.8 million in revenue being deferred in 1999. Ultimately, the Company believes the Smile Savers Plan(R) will increase sales due to increased repeat customer visits and as initial deferred sales are largely neutralized by the amortization of deferred sales balances.

     Due to the start-up nature of the business, in the Technology Development segment, third-party sales were $70,000 for 1999 compared to $137,000 in 1998.

Income From Continuing Operations
---------------------------------
     Income from continuing operations decreased from $28.4 million in 1998 to $6.7 million, or 76.3%, in 1999. This decrease is due to a slight decrease in Portrait Studio sales and due to Portrait Studio costs and expenses increasing from $297.2 million in 1998 to $312.4, or 5.1%, in 1999 as a result of higher selling, general and administrative expenses. This resulted in operating earnings for the Portrait Studio decreasing from $44.8 million in 1998 to $22.9 million in 1999.

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

     The Technology Development segment had $1.7 million in operating losses in 1999, compared to $484,000 in operating
losses in 1998   due to increased employment costs associated
with supporting the Studio Automation System rolled out in 1998.

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

     At the end of 1999, the Company also instituted a profit improvement program designed to decrease Portrait Studio advertising expenditures and field employment hours as well as certain administrative support costs in fiscal year 2000. However, this initiative resulted in additional expenses for severance and early retirement costs of $1.0 million in 1999 and consequently decreasing income from continuing operations compared to 1998.

Interest Expense, Interest Income, Other Expense and Other Income
-----------------------------------------------------------------
     Interest expense was relatively unchanged from 1998 to 1999.

     Interest income decreased from $3.7 million in 1998 to $3.1 million, or 15.3%, in 1999. In 1998, the Company recognized $2.8 million of income arising from amortization related to the discount on the Promissory Note made in connection with the Joint Venture. No such income was recognized in 1999. This decrease was only partially offset by an increase of $2.2 million in investment interest income due to greater cash and cash equivalent balances in 1999 compared to 1998.

     In 1999, the Company recognized $3.5 million in other expenses not recognized in 1998 for costs related to the termination of the Merger Agreement and related litigation costs.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS - FINANCIAL CONDITION
----------------------------------------------------------

ASSETS

     In 2000, total assets decreased 11.7% from 1999 due principally to a decrease in cash and cash equivalents, which resulted in part from the repurchase of $28.3 million of the Company's common stock, an ordinary-course decrease in net property and equipment and a decrease in the assets of the discontinued Wall Decor operation.

LIABILITIES

     In 2000, total liabilities decreased by 2.3% from 1999 as increases in deferred revenue created under the Smile Savers Plan(R) and accrued employment costs were partially offset by decreases in deferred income taxes and accrued expenses and other liabilities.

STOCKHOLDERS' EQUITY

     Stockholders' equity was down 25.5% in 2000 from 1999 due mainly to the repurchase of $28.3 million of the Company's common stock, the distribution of $4.5 million in dividends, offset partially by the $11.0 million net earnings for 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS - CASH FLOWS
-------------------------------------------------

     During the period 1998 through 2000, the Company generated $106.2 million in internal funds from operations. Cash flow used in investing activities during this three-year period amounted to $11.9 million including capital expenditures of $49.4 million and long-term investments of $6.4 million used to fund the Company's supplementary retirement benefit plan for key executives, offset by the $43.9 million of proceeds received from the Kodak Promissory Note. Financing activities during this time included the repurchase of $61.9 million in treasury stock and the payment of $15.5 million in dividends. The net result of these transactions was a $23.5 million increase in cash and cash equivalents during the three-year period.

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

     Planned capital expenditures for fiscal year 2001 are expected to be approximately $30.0 million. Included in fiscal year 2001 capital spending plans are: the addition and remodeling of stores in the Portrait Studios operation and equipment upgrades; costs to develop and test systems that will deliver better products and services to the portrait studios; and enhancements in the Company's information systems.

     Through operating cash flows and existing cash and cash equivalents, the Company believes it has sufficient liquidity over the course of the coming year to meet cash requirements for operations, scheduled principle payments on long-term debt, planned capital expenditures and dividends to shareholders.

OUTLOOK
-------
     Due to the announcement in December 2000 of Chairman and Chief Executive Officer ("CEO") Alyn V. Essman's retirement, $175,000 in costs were included in other expenses in 2000 in connection with an executive search for a new CEO. On February 28, 2001, the Company announced it had hired David Pierson as CEO as of March 12, 2001. Subsequently, in fiscal year 2001, the Company expects to incur $1.8 million in other expense related to the retirement of Mr. Essman and recruitment of Mr. Pierson.

     In addition, due to the start-up nature of the Technology
Development segment, future operating losses of the Technology
Development segment are expected and may be materially different than those recorded in 2000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK

     Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign exchange rates. The Company's debt obligations have primarily fixed interest rates; therefore, the Company's exposure to changes in interest rates is minimal. The Company's exposure to changes in foreign exchange rates relates to the Canadian operations, which is minimal, as these operations constitute 7.3% of the Company's total assets and 7.4% of the Company's total sales.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) Index to Financial Statements and Supplementary Data

                                                    PAGE
                                                 ---------

- Independent Auditors' Report                        28
- Consolidated Balance Sheets as of
   February 3, 2001 and February 5, 2000           29-30
- Consolidated Statements of Operations
   for the fiscal years ended February 3, 2001,
   February 5, 2000 and February 6, 1999           31-32
- Consolidated Statements of Changes in
   Stockholders' Equity for the fiscal years
   ended February 3, 2001, February 5, 2000 and
   February 6, 1999                                33-35
- Consolidated Statements of Cash Flows for the
   fiscal years ended February 3, 2001,
   February 5, 2000 and February 6, 1999           36-37
- Notes to Consolidated Financial Statements       38-65
- Consolidated Financial Statements Schedule
   II - Valuation, Qualifying Accounts and
   Reserves                                           76

         The Company's fiscal year ends the first Saturday of February. Accordingly, fiscal years 2000, 1999 and 1998 ended February 3, 2001, February 5, 2000 and February 6, 1999, respectively, and consisted of 52 weeks. Throughout the "Financial Statements and Supplementary Data" section, reference to 2000, 1999 or 1998 will mean the fiscal year ended February 3, 2001, February 5, 2000 and February 6, 1999, respectively.

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CPI Corp. and subsidiaries as of February 3, 2001 and February 5, 2000, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 3, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


KPMG LLP

/s/  KPMG LLP

St. Louis, Missouri
May 1, 2001

CONSOLIDATED BALANCE SHEETS - ASSETS
(in thousands of dollars except share and per share amounts)
                                      February 3,  February 5,
                                         2001         2000
Current assets:
  Cash and cash equivalents            $  38,820   $  49,546
  Receivables, less allowance of
    $241 and $287, respectively            9,306       9,895
  Inventories                             10,997      11,641
  Prepaid expenses and other
    current assets                         6,013       5,949
  Deferred tax assets                      5,266       4,433
                                       ---------   ---------
      Total current assets                70,402      81,464
                                       ---------   ---------
Net property and equipment                72,603      84,923
Net assets of discontinued operations     16,011      23,177
Other assets, net of amortization of
    $1,321 and $1,282, respectively       16,896       9,699
                                       ---------   ---------
      Total assets                     $ 175,912   $ 199,263
                                       =========   =========

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS-LIABILITIES AND STOCKHOLDERS' EQUITY
(in thousands of dollars except share and per share amounts)
                                         February 3,  February 5,
                                             2001         2000
Current liabilities:
  Current maturities of long-term debt     $   8,580   $       -
  Accounts payable                             9,388      10,669
  Accrued employment costs                    11,159       8,638
  Accrued deferred revenue                    10,192       7,569
  Sales taxes payable                          2,799       2,615
  Accrued advertising expense                  1,328       1,259
  Accrued expenses and other liabilities       5,049       6,433
  Income taxes                                 1,067       4,911
                                           ----------  ----------
      Total current liabilities               49,562      42,094
                                           ----------  ----------
Long-term debt                                51,142      59,637
Other liabilities                             11,670      10,469
Long-term deferred revenue                     2,966       4,471
Deferred income taxes                              -       1,335
Stockholders' equity:
  Preferred stock, no par value, 1,000,000
   shares authorized, no shares issued and
   outstanding                                     -           -
  Preferred stock, Series A, no par value          -           -
  Common stock, $0.40 par value, 50,000,000
   shares authorized; 17,885,645 and
   17,791,450 shares outstanding at Feb. 3,
   2001 and Feb. 5, 2000, respectively         7,154       7,117
  Additional paid-in capital                  44,363      42,804
  Retained earnings                          240,227     233,739
  Accumulated other comprehensive income      (3,466)     (2,945)
                                           ----------  ----------
                                             288,278     280,715
  Treasury stock at cost, 10,242,035 and
   9,030,911 shares at Feb. 3, 2001
   and Feb. 5, 2000, respectively           (227,699)   (199,426)
  Unamortized deferred compensation-
   restricted stock                               (7)        (32)
                                           ----------  ----------
      Total stockholders' equity              60,572      81,257
                                           ----------  ----------
      Total liabilities and stockholders'
       equity                              $ 175,912   $ 199,263
                                           ==========  ==========

See accompanying notes to consolidated financial statements.

                              30

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands of dollars except share and per share amounts) Fifty-two weeks ended
Feb. 3, 2001,  Feb. 5, 2000 and Feb. 6, 1999

                                     2000       1999      1998
Net sales                          $320,380   $319,135   $325,547
Costs and expenses:
 Cost of sales (exclusive of
  depreciation expense shown below)  37,574     39,937     39,850
Selling, administrative
  and general expenses              232,299    245,736    232,387
Depreciation                         24,251     24,862     23,769
Amortization                            131      1,865      1,183
                                   ---------  --------- ---------
                                    294,255    312,400    297,189
                                   ---------  --------- ---------
Income from operations               26,125      6,735     28,358
Interest expense                      4,660      4,813      4,627
Interest income                       1,806      3,120      3,684
Other expense                           320      3,500          -
Other income                            225      3,376      5,317
                                  ---------  --------- ----------
Earnings before income tax expense   23,176      4,918     32,732
Income tax expense                    8,112      1,721     11,456
                                  ---------  --------- ----------
Net earnings from
 continuing operations               15,064      3,197     21,276
                                   ---------  --------- ---------
Discontinued operations:
 Income from operations net of
  income tax expense of $86 and
  $360, respectively                      -        160        668
Loss on disposal, net of
  tax benefit of $2,213 and
  $3,548, respectively               (4,110)    (6,589)         -
                                   ---------  ---------  --------
Net earnings (loss) from
 discontinued operations             (4,110)    (6,429)       668
                                   ---------  ---------  --------
  Net earnings (loss)              $ 10,954   $ (3,232)  $ 21,944
                                   =========  ========= =========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued) (in thousands of dollars except share and per share amounts) Fifty-two weeks ended Feb. 3, 2001, Feb. 5, 2000 and Feb. 6, 1999

                                2000        1999        1998
Net earnings from
 continuing operations-
 diluted                    $     1.87  $      0.32  $      2.08
Net earnings (loss) from
 discontinued operations-
  diluted                        (0.51)       (0.64)        0.07
                            ----------- ------------ -----------
   Net earnings (loss)-
    diluted                 $     1.36  $     (0.32) $      2.15
                            =========== ============ ===========
Net earnings from
 continuing operations-
 basic                      $     1.92  $      0.33  $      2.14
Net earnings (loss) from
 discontinued operations-
  basic                          (0.53)       (0.66)        0.07
                            ----------- ------------ -----------
Net earnings (loss)- basic  $     1.39  $     (0.33) $      2.21
                            =========== ============ ===========
Weighted average number of
 common and common
 equivalent shares
 outstanding- diluted        8,074,860   10,009,518   10,216,975
                            =========== ============ ===========
Weighted average number of
 common and common
 equivalent shares
 outstanding- basic          7,861,046    9,669,504    9,934,993
                            =========== ============ ===========

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

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands of dollars except share and per share amounts)
Fifty-two weeks ended February 3, 2001
                                                  Accum               Deferred
                                Add'l             other    Treasury   comp'n
                         Common paid-in Retained  comp'h   stock      restr'td
                         stock  capital earnings  income   at cost    stock      Total
                         ------ ------- --------- -------- ---------- -------- ----------
Balance at Feb.5, 2000   $7,117 $42,804 $233,739  $(2,945) $(199,426) $   (32) $  81,257
                         ------ ------- --------- -------- ---------- -------- ----------
Issuance of common stock
  (94,195 shares)            37   1,559        -        -          -        -      1,596
Comprehensive income
  Net earnings                -       -   10,954        -          -        -
  Foreign currency
      translation             -       -        -     (521)         -        -
    Comprehensive income      -       -        -        -          -        -     10,433
Dividends ($0.56 per
  common share)               -       -   (4,466)       -          -        -     (4,466)
Purchase of treasury
  stock, at cost              -       -        -        -    (28,273)       -    (28,273)
Amortization of deferred
  compensation-
  restricted stock            -       -        -        -          -       25         25
                         ------ ------- --------- -------- ---------- -------- ----------
Balance at Feb. 3, 2001  $7,154 $44,363 $240,227  $(3,466) $(227,699) $    (7) $  60,572
                         ------ ------- --------- -------- ---------- -------- ----------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands of dollars)
Fifty-two weeks ended February 3, 2001, February 5, 2000 and
February 6, 1999
                                   2000       1999       1998
Cash flows provided by operating
 activities                      $ 37,853    $ 30,304   $ 38,014
                                 ---------   ---------  ---------
Cash flows used in financing
 activities:
 Issuance of common stock to
  employee stock plans              1,596       1,224      4,084
 Cash dividends                    (4,466)     (5,438)    (5,567)
 Purchase of treasury stock       (28,273)    (28,242)    (5,395)
                                 ---------   ---------  ---------
   Cash flows used in financing
    activities                    (31,143)    (32,456)    (6,878)
                                 ---------   ---------  ---------
Cash flows provided by (used in)
 investing activities:
 Additions to property and
  equipment                       (10,795)    (24,549)   (14,072)
 Proceeds from note receivable          -           -     43,900
 Purchase of long-term investment  (6,419)          -          -
                                 ---------   ---------  ---------
   Cash flows provided by (used
    in) investing activities      (17,214)    (24,549)    29,828
                                 ---------   ---------  ---------
Effect of exchange rate changes
  on cash and cash equivalents       (222)        247       (256)
                                 ---------   ---------  ---------
Net increase (decrease) in cash
  and cash equivalents            (10,726)    (26,454)    60,708
Cash and cash equivalents at
  beginning of year                49,546      76,000     15,292
                                 ---------   ---------  ---------
Cash and cash equivalents at
  end of year                    $ 38,820    $ 49,546   $ 76,000
                                 =========   =========  =========
Supplemental cash flow
 information:
 Interest paid                   $  4,582    $  4,476   $  4,481
                                 =========   =========  =========
 Income taxes paid               $ 12,279    $  7,342   $ 12,350
                                 =========   =========  =========

See accompanying notes to consolidated financial statements.

                              36

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars) Fifty-two weeks ended February 3, 2001, February 5, 2000, and February 6, 1999

RECONCILIATION OF NET EARNINGS TO CASH FLOWS PROVIDED BY (USED
IN) OPERATING ACTIVITIES
                                    2000      1999      1998
Net earnings from continuing
  operations                      $15,064   $ 3,197   $21,276
Adjustments for items not
  requiring cash:
  Depreciation and amortization    24,382    26,727    24,952
  Deferred income taxes            (1,407)  (11,468)    6,129
  Deferred revenue                    956     9,212       386
  Amortization of noncompete
    agreement                           -    (3,228)   (5,000)
  Amortization of discount on
    note receivable                     -         -    (2,815)
  Other                             1,826       725      (900)
Decrease (increase) in current
  assets:
  Receivables and inventories       1,233      (116)     (498)
  Prepaid expenses and other
    current assets                    317        36        77
Increase (decrease) in current
  liabilities:
  Accounts payable, accrued
    expenses and other liabilities    110       319    (3,397)
  Income taxes                     (3,835)    5,744    (6,309)
                                  --------  --------  --------
Cash flows from continuing
  operations                       38,646    31,148    33,901
Cash flows from discontinued
  operations                         (793)     (844)    4,113
                                  --------  --------  --------
Cash flows provided by operating
  activities                      $37,853   $30,304   $38,014
                                  ========  ========  ========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF ACCOUNTING POLICIES, BUSINESS OF THE COMPANY AND PRINCIPLES OF CONSOLIDATION
         CPI Corp. (the "Company") is a holding company engaged, through its majority or wholly owned subsidiaries and partner-ships, in developing and marketing consumer services and related products. The Company has operations in Portrait Studios and Technology Development. The Portrait Studios segment operates professional portrait studios under the name "Sears Portrait Studios" throughout the United States, Canada and Puerto Rico, while the Technology Development segment markets an internet-based, mail-order photofinishing business under the name searsphoto.com, and offers software programs primarily for retail service industry use, software consulting and custom software development under the name Centrics Technology, Inc. Company management has made a number of estimates and assumptions related to the reporting of assets and liabilities in the preparation of financial statements. Actual results could differ from these estimates. All significant intercompany transactions have been eliminated.

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

    CASH AND CASH EQUIVALENTS
         For the purpose of reporting cash flows, cash and cash equivalents consist primarily of cash on hand and highly liquid investments with insignificant interest-rate risk and maturities of three months or less at date of acquisition. These highly liquid investments consist of master notes, commercial paper, treasury bills, bankers acceptances, money market funds and auction rate securities. Investment interest income for 2000, 1999 and 1998 was $1.8 million, $3.1 million and $894,000, respectively.

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

    RECLASSIFICATIONS
         Certain prior year amounts have been reclassified to conform with the 2000 presentation.

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

         Technology Development revenue is recognized when earned in compliance with American Institute of Certified Public
Accountants Statement of Position 97-2 and 98-4, which provide guidance for recognizing revenue on software transactions.

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

2.  DISCONTINUED OPERATIONS AND SUPPLEMENTAL CASH FLOW
INFORMATION
         On April 7, 2000, the Company announced it was negotiating to sell its Wall Decor segment, a business operated by the Company since 1993 under the name Prints Plus. As a result of the decision to exit this business, a loss of $10.1 million before taxes was recorded in 1999 to recognize anticipated losses and related expenses in connection with the sale. The Company also classified the Wall Decor segment as a discontinued operation and reclassified prior years' financial statements to reflect this change.

         The Company had planned to complete this transaction in the summer of 2000. However, in August 2000, the Company announced that negotiations to sell its Wall Decor business had terminated and the Company was pursuing other buyers for this business. Subsequently, in April 2001, the Company announced it had signed an agreement with TRU Retail, Inc., a corporation formed by top management of Prints Plus, to buy the Wall Decor segment from the Company for $4.0 million in cash and $12.0 million in 9% preferred stock of the new wall decor company.
The Company plans to complete the transaction by June.

     As a result of these events, in 2000, net earnings of the Company were adjusted to include a $4.1 million after tax loss to adjust the valuation of the Wall Decor segment to the value of cash and preferred stock to be received and to reflect the actual performance of the Wall Decor segment in 2000.

         The components of the net assets of discontinued operations are:

                              Feb. 3, 2001   Feb. 5, 2000
                              ------------   ------------
Current assets                $   13,013     $    13,003
Property and equipment             6,607          15,731
Liabilities                        3,609           5,557
                              -----------    ------------
Net assets from
 discontinued operations      $   16,011     $    23,177
                              ===========    ============


     For comparative purposes, the following information is provided for 2000, 1999 and 1998 for the discontinued operations:

                                2000        1999       1998
                              ---------  ---------   ---------
Net sales of discontinued
 operations                   $ 64,998   $ 63,676    $ 63,963
                              =========  =========   =========
Operating income (loss)
 from discontinued operations $     (6)  $    246    $  1,028
Tax expense (benefit)               (2)        86         360
                              ---------  ---------   ---------
                                    (4)       160         668
                              ---------  ---------   ---------
Asset writedown                 (8,718)    (7,736)          -
Adjustment*                      2,401     (2,401)          -
Tax benefit                      2,211      3,548           -
                              ---------  ---------   ---------
                                (4,106)    (6,589)          -
                              ---------  ---------   ---------
Net earnings (loss) from
 discontinued operations      $ (4,110)  $ (6,429)   $    668
                              =========  =========   =========

* Anticipated losses for first half of 2000 recorded in 1999

SUPPLEMENTAL CASH FLOW INFORMATION FROM DISCONTINUED OPERATIONS
(in thousands of dollars)
                                    2000      1999      1998
                                 --------- --------- ---------
Earnings (loss) from discontinued
 operations, net of income tax
 expense (benefit) of $(2,213),
 ($3,462)and $360 respectively    $(4,110)  $(6,429)  $   668
Adjustments for items not
 requiring cash:
 Depreciation and amortization      4,826     4,869     4,798
 Other                                (88)       63        30
Decrease (increase) in current
 assets:
 Cash and cash equivalents              -    (1,661)        -
 Receivables and inventories          (72)     (958)      762
 Prepaid expenses and other
  current assets                      (40)     (212)     (131)
Assets in excess of consideration
  received                          8,719     7,911         -
Estimated net operating loss and
 reserve for costs associated
 with sale of Prints Plus          (1,561)    2,226         -
Decrease in current liabilities:
 Accounts payable, accrued
  expenses and other liabilities   (2,790)     (514)   (1,095)
 Deferred tax benefit              (3,052)   (3,548)        -
Capital expenditures               (2,625)   (2,591)     (919)
                                  --------  --------  --------
Cash flows from discontinued
 operations                       $  (793)  $  (844)  $ 4,113
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

         Due to the non-interest bearing nature of the Promissory
Note, a discount of $3.9 million was established and was amortized into income until the maturity of the Promissory Note.
During 1998, $2.8 million in amortization related to the Promissory Note was recognized.

         The Noncompete Agreement with Kodak resulted in recording $3.2 million and $5.0 million in 1999 and 1998, respectively, as a component of other income.

4.  PROPERTY AND EQUIPMENT

PROPERTY AND EQUIPMENT (in thousands of dollars)
                                   Feb. 3, 2001   Feb. 5, 2000
Land and land improvements           $  2,803      $  2,803
Building improvements                  26,398        26,733
Leasehold improvements                 12,782        13,297
Furniture and fixtures                 72,738        66,936
Machinery and equipment               122,707       116,388
                                     --------      --------
                                      237,428       226,157
Less accumulated depreciation         164,825       141,234
                                     --------      --------
Net property and equipment           $ 72,603      $ 84,923
                                     ========      =========

MINIMUM RENTAL PAYMENTS* (in thousands of dollars)
Fiscal Year
2001                 $ 2,249
2002                   1,533
2003                     965
2004                     384
2005                     103
                     -------
                     $ 5,234
                     =======

* Under operating leases with initial terms in excess of one year at February 3, 2001.

         The Company leases various premises and equipment under noncancellable operating lease agreements with initial terms in excess of one year and expiring at various dates through fiscal year 2005. The leases generally provide for the lessee to pay maintenance, insurance, taxes and certain other operating costs of the leased property. In addition to the minimum rental commitments, certain of these operating leases provide for contingent rentals based on a percentage of revenues in excess of specified amounts.

         Rental expense during 2000, 1999, and 1998 on all operating leases was $3.9 million, $4.9 million, and $4.6 million, respectively.

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

         The Company had a $40.0 million revolving credit agreement (the "Revolving Agreement") with two domestic banks which expired on June 16, 2000, that had a variable interest rate charged at either LIBOR or federal funds, with an applicable margin added, or prime rate, based on the Company's discretion.
A commitment fee of 0.125% to 0.25% per annum is payable on the unused portion of the Revolving Agreement. The Company has substantially the same financial covenants as those set forth in the Company's Note Agreement.

         On June 27, 2000, the Company entered into a new $30.0 million revolving credit facility ("the Revolving Facility") with two domestic banks. The Revolving Facility, which will expire on June 27, 2003, has a variable interest rate charged at either LIBOR or prime funds, with an applicable margin added. It is at the Company's discretion whether borrowings are under LIBOR or prime fund rate. A commitment fee of 0.200% to 0.375% per annum is payable on the unused portion of the Revolving Facility requires the Company maintain certain financial ratios and comply with certain restrictive covenants.

         The Company incurred $240,000 in issuance costs associated with the Revolving Facility, which is being amortized ratably over the three-year life of the Revolving Facility.

         There were no borrowings outstanding at February 3, 2001 or February 5, 2000 under the Revolving Facility or Revolving
Agreement, respectively.

         As of February 3, 2001, the Company had outstanding letters of credit for the principal amount of $6.0 million.

DEBT OBLIGATIONS OUTSTANDING (in thousands of dollars)
                                  Feb. 3, 2001    Feb. 5, 2000
Senior notes, net of unamortized
 issuance costs                     $ 59,715        $ 59,630
Notes payable                              7               7
                                    --------        --------
                                      59,722          59,637
Less: current maturity                 8,580               -
                                    --------        --------
                                    $ 51,142        $ 59,637
                                    ========        ========

AGGREGATE DEBT MATURITIES AS OF FEBRUARY 3, 2001
(in thousands of dollars)
Fiscal Year
2001                         $  8,580
2002                            8,580
2003                            8,580
2004                            8,580
2005                            8,580
Thereafter                     17,108
                             ---------
                               60,008
Unamortized issuance costs       (286)
                             ---------
                             $ 59,722
                             =========

6.  ADVERTISING
         The Company expenses costs involved in advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits.

         Direct-response advertising consists of direct mail advertisements that include coupons for the Company's products and of certain broadcast costs. The costs of the advertising are amortized over the expected period of future benefits following the delivery of the direct mail in which it appears.

         Total advertising reported as a capitalized cost for direct-response advertising and classified with other assets for 2000 and 1999 was $1.2 million and $1.4 million, respectively. Advertising expense for 2000, 1999 and 1998 was $39.2 million, $42.0 million and $43.6 million, respectively.

7.  INCOME TAX
         A valuation allowance would be provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company has not established a valuation allowance as of February 3, 2001, due to management's belief that all criteria for recognition have been met, including the existence of a history of taxes paid sufficient to support the realization of deferred tax assets.

         United States income taxes have not been provided on $8.7 million of undistributed earnings of the Canadian subsidiary because of the Company's intention to reinvest these earnings. The determination of unrecognized deferred U.S. tax liability for undistributed earnings of international subsidiaries is not practicable. However, it is estimated that foreign withholding taxes of $434,000 may be payable if such earnings were distributed.

EARNINGS BEFORE INCOME TAXES BY U.S. AND CANADIAN SOURCES
(in thousands of dollars)
                    2000           1999           1998
U.S.             $ 18,070       $ (2,723)       $ 33,929
Canada             (1,217)        (2,250)           (170)
                 ---------      ---------       ---------
                 $ 16,853       $ (4,973)       $ 33,759
                 =========      =========       =========

COMPONENTS OF INCOME TAXES (in thousands of dollars)
                                2000       1999       1998
Current:
  Federal                     $ 7,043    $ 8,096     $5,202
  State and local               1,612      1,262        831
  Canada                          241        369       (347)
                              --------   --------   --------
                                8,896      9,727      5,686
Deferred                       (2,997)   (11,468)     6,129
                              --------   --------   -------
                              $ 5,899    $(1,741)   $11,815
                              ========   ========   =======

RECONCILIATION BETWEEN INCOME TAXES (in thousands of dollars)
                                2000       1999       1998
Taxes at U.S. federal
  corporate statutory rate    $ 5,899    $(1,741)    $11,815
State and local income
  taxes, net of federal tax
  benefit                         388        467         699
Stock options                     (49)      (217)       (606)
Other                            (339)      (250)        (93)
                              --------   --------    --------
                              $ 5,899    $(1,741)    $11,815
                              ========   ========    ========

SOURCES OF TAX EFFECTS  (in thousands of dollars)
                                      February 3,  February 5,
                                         2001          2000
Deferred tax assets:
  Deferred compensation and other
    employee benefits                  $ 1,358       $ 1,470
  Expense accruals                       1,795         2,820
  Allowance for doubtful accounts           71            89
  Reserve for discontinued operations    6,259         4,044
  Net operating loss carryforward        2,102         1,240
Deferred revenue                         3,816         3,510
                                       --------      --------
    Total deferred tax assets           15,401        13,173
                                       --------      --------
Deferred tax liabilities:
  Property and equipment                (6,509)       (7,644)
  Revenue recognition                   (1,993)       (1,733)
  Employee pension plan                   (729)         (611)
  Other                                    (85)          (87)
                                       --------      --------
    Total deferred tax liabilities      (9,316)      (10,075)
                                       --------      --------
    Net deferred tax assets            $ 6,085       $ 3,098
                                       ========      ========
Current deferred income taxes          $ 5,266       $ 4,433
                                       ========      ========
Long-term deferred income taxes        $   819       $(1,335)
                                       ========      ========

         The Company's net operating loss carryforward totals
$4.7 million, of which $700,000, $2.9 million and $1.1 million will expire in fiscal year 2005, 2006 and 2007, respectively.

8.  RETIREMENT PLAN
         The Company maintains a qualified, noncontributory pension plan that covers all full-time employees meeting certain age and service requirements. The plan provides pension benefits based on an employee's length of service and the average compensation earned from the later of the hire date or January 1, 1998 to the retirement date. The Company's funding policy is to contribute annually at least the minimum amount required by government funding standards, but not more than is tax deductible. Plan assets consist primarily of marketable equity securities fund, guaranteed interest contracts, cash equivalents, immediate participation guarantee contracts and government bonds. Pension expense, which is funded as accrued, includes current costs and amortization of prior service costs over a period of ten years.

         The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plan.

NET PERIODIC PENSION BENEFIT COSTS (in thousands of dollars)
                                         Pension Benefits
                                      -------------------------
                                        2000     1999     1998
Service cost                         $ 1,153  $ 1,207  $ 1,112
Interest cost                          2,008    1,896    1,809
Expected return on plan assets        (2,697)  (2,513)  (2,301)
Amortization of transition obligation      3        3        3
Amortization of prior service cost       306      307      400
Amortization of net (gain) or loss       (91)       -        -
                                     -------- -------- --------
Net periodic pension expense         $   682  $   900  $ 1,023
                                     ======== ======== ========

ASSUMPTIONS ON FUNDED STATUS
                                   December  December  December
                                   31, 2000  31, 1999  31, 1998
Discount rate (weighted average)     7.25%     7.5%      7.0%
Expected return on plan assets       9.0%      9.0%      9.0%
Rate of compensation increase        4.5%      4.75%     4.5%

RECONCILIATION OF BENEFIT OBLIGATIONS, PLAN ASSETS, AND FUNDED
STATUS (in thousands of dollars)
                                             2000       1999
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at beginning of year  $ 26,400   $ 27,848
                                           ---------  ---------
  Service cost                                1,153      1,208
  Interest cost                               2,008      1,896
  Actuarial (gains) or losses                 2,316     (2,050)
  Benefits paid                              (1,179)    (2,502)
                                           ---------  ---------
  Benefit obligation at end of year        $ 30,698   $ 26,400
                                           =========  =========
CHANGE IN PLAN ASSETS
  Fair value of plan assets at beginning
   of year                                 $ 30,609   $ 28,723
                                           ---------  ---------
  Actual return on plan assets                  (65)     4,388
  Benefits paid                              (1,179)    (2,502)
                                           ---------  ---------
  Fair value of assets at end of year      $ 29,365   $ 30,609
                                           =========  =========
CHANGE IN FUNDED STATUS OF THE PLAN
  Funded status of the plan                $ (1,333)  $  4,209
                                           ---------  ---------
  Unrecognized transition obligation              3          6
  Unrecognized prior service costs            2,152      2,458
  Unrecognized net (gain) or loss               179     (4,989)
                                           ---------  ---------
  Prepaid benefit cost*                    $  1,001   $  1,684
                                           =========  =========

* Prepaid benefit costs are included as a component of prepaid expenses and other current assets.


9.  SUPPLEMENTARY RETIREMENT BENEFIT PLAN
         The Company sponsors a non-contributory defined benefit plan providing supplementary retirement benefits for certain key executives which was enhanced in 1997 and became effective February 8, 1998. The cost of providing these benefits will be accrued over the remaining expected service lives of the active plan participants. For 2000, expenses amounted to $1.9 million consisting of $672,000 for new participants added to the plan, $644,000 in interest costs, $170,000 in amortization of unrecognized transition obligations and $395,000 in service costs.

PLAN STATUS (in thousands of dollars)
                                     February 3,  February 5,
                                        2001         2000
Present value of accumulated post-
  retirement benefit obligations     $   9,773    $    8,588
Unrecognized transition obligation      (2,168)       (2,338)
                                     ----------   -----------
Accrued post-retirement benefit
  obligation                         $   7,605    $    6,250
                                     ==========   ===========

         The discount rate used in determining the accumulative post-retirement benefit obligation was 7.25% for February 3, 2001 and 7.5% for February 5, 2000.

         On October 27, 2000, the Company established a Rabbi Trust (the "Trust") with an initial cash contribution of $6.4 million in cash and certain company-owned life insurance policies to fund the supplementary retirement benefit plan for certain key executives. Plan assets amounted to $14.7 million on February 3, 2001. The Trust is classified as a long-term other asset.

10. EMPLOYEE STOCK PLANS
         Expenses recognized for 2000, 1999 and 1998 with respect to these plans were $0.8 million, $0.7 million and $0.9 million, respectively.

    RESTRICTED STOCK PLAN
         In January 1995, the Company's Board of Directors amended and restated the CPI Corp. Restricted Stock Plan. Under this plan, 250,000 shares of CPI Corp. common stock are reserved for issuance to key employees. In 2000 no restricted shares were issued.

         Of the grants issued, no shares were forfeited in 2000, 1999 or 1998. As of February 3, 2001, 54,757 shares are reserved for issuance under this plan. Expenses related to the restricted stock plan are accrued every four weeks, based on the fair market value of the Company's common stock on the grant date.

    PROFIT-SHARING PLAN
         Under the Company's profit-sharing plan, eligible employees may elect to invest from 1% to 15% of their base compensation in a trust fund, the assets of which are invested in securities other than Company stock. The Company matches at 50% of the employee's investment contributions, up to a maximum of 5% of the employee's compensation, as long as the Company remains profitable. The Company's matching contributions are made in shares of its common stock which vest 100% once an employee has five years of service with the Company. The difference between the market value of forfeited shares at the dates of their original contribution and their market value at the dates used to satisfy subsequent requirements has been charged to expense, with a corresponding credit to additional paid-in capital. Expenses related to the profit-sharing plan are accrued in the year to which the awards relate, based on the fair market value of the Company's common stock to be issued, determined as of the date earned. The Company provided 25,753, 27,720 and 23,151 shares to satisfy its obligations under the plan for 2000, 1999 and 1998, respectively.

    STOCK-BONUS PLAN
         Under the Company's stock-bonus plan, shares of the Company's common stock are reserved for issuance to key salaried employees, based on attainment by the Company of predefined earnings levels established annually. Each year, employees receive one-third of the shares which were awarded in each of the previous three years. For 2000, 1999 and 1998, 3,159, 2,195 and 4,090 shares, respectively, were distributed under this plan. As of February 3, 2001, 87,767 shares are reserved for issuance under this plan. Expenses related to the stock-bonus plan are accrued in the year to which the awards relate, based on the fair market value of the Company's common stock to be issued, determined as of the date earned.

    VOLUNTARY STOCK-OPTION PLAN
         The Company has a non-qualified voluntary stock-option plan, under which certain key officers may receive options to acquire shares of the Company's common stock in exchange for a voluntary reduction in base salary. Options were granted as participants elected, pursuant to their Stock Option Agreement, to reduce their compensation for 1994 and 1993. A total of 1,000,000 shares has been authorized for issuance. As of February 3, 2001, 191,006 options at an exercise price of $15.50 for 1994 salary reduction and 184,220 options at an exercise price of $18.38 for 1993 salary reduction have been awarded and remain unexercised. For 2000, 1999 and 1998, this plan was not offered. Options granted are exercisable after three years and expire at the end of eight years.

    DEFERRED COMPENSATION AND STOCK APPRECIATION RIGHTS PLAN
         On June 16, 1996, the Company's Board of Directors amended and restated the Deferred Compensation and Stock Appreciation Rights Plan designed to attract and retain certain key employees. Under the Deferred Compensation Plan, as amended and restated, within thirty days prior to the beginning of the fiscal year, eligible employees may irrevocably elect by written notice to the Company to defer the payment of a portion (not to exceed 50% and not less than $5,000 in the aggregate) of an incentive bonus. The participant may choose to have payments made either in a lump sum or in a specified number of annual installments, not to exceed ten. For 2000, 1999 and 1998, certain key executives elected to participate in this plan. All stock appreciation rights previously granted under the Plan have expired.

    KEY EXECUTIVE DEFERRED COMPENSATION PLAN
         On June 16, 1996, the Board of Directors amended and restated a deferred base salary plan for key executives which allows deferral of base salary on substantially the same terms as bonus compensation may be deferred under the Deferred Compensation and Stock Appreciation Plan. On July 14, 1995, this plan was amended and restated. Under this plan, a participant may elect by written notice to the Company to defer up to 50% of his base salary for the fiscal year, but not less than $5,000 in the aggregate. Payment shall not commence earlier than six months and one day after the initial year of deferral. The participant may choose to have payments made either in a lump sum or in a specified number of annual installments, not to exceed ten. For 2000, 1999 and 1998, certain key executives elected to participate in this plan.

    STOCK-OPTION PLAN
         The Company has a non-qualified stock-option plan, under which certain officers and key employees may receive options to acquire shares of the Company's common stock. Awards of stock options and the terms and conditions of such awards are subject to the discretion of the Stock Option Committee created under the plan and consisting of members of the Compensation Committee of the Board of Directors, all of whom are disinterested directors. A total of 1,700,000 shares has been authorized for issuance under the plan. Under the plan, 137,348 options granted become exercisable at a rate of one-fourth a year commencing one year after award and expiring from four to eight years after award.
An additional 818,798 options granted under the plan are cliff-vested and become exercisable from four to five years after award and expire six to eight years after award. As of February 3, 2001, there were 335,667 shares reserved for issuance under this plan.

TOTAL OUTSTANDING OPTIONS -- YEAR-END 2000

            Number of     Per Share    Weighted     Weighted
             Shares     Option Price     Life*    Average Price
            ---------   -------------  --------   -------------
             259,720    $13.88-$18.88    1.72        $16.88
             331,426    $21.06-$27.13    4.44        $25.63
             365,000    $30.00-$35.00    2.50        $32.50
             -------
Total        956,146
             =======

* Weighted average remaining contractual life in years

TOTAL EXERCISABLE OPTIONS -- YEAR-END 2000

                 Number of      Per Share     Weighted
                  Shares      Option Price      Price*
                 ---------    -------------   --------
                  323,977     $13.88-$27.13   $ 18.64
                  365,000     $30.00-$35.00   $ 32.50
                 ---------
Total             688,977
                 =========

* Weighted average exercise price in dollars

OPTIONS AWARDED UNDER THE STOCK OPTION PLAN - 2000
                                       Number       Weighted
                                         of         Average
                                       Shares       Price
                                     ---------      --------
Outstanding at beginning of year     1,010,746      $ 25.25
Granted                                  3,216        24.88
Cancelled                                    -            -
Exercised                              (57,816)       14.82
                                     ----------     --------
At end of year:
  Total outstanding                    956,146      $ 25.88
                                     ==========     ========
  Total exercisable                    688,977      $ 25.98
                                     ==========     ========

OPTIONS AWARDED UNDER THE STOCK OPTION PLAN - 1999
                                      Number        Weighted
                                        of          Average
                                      Shares        Price
                                     ----------     --------
Outstanding at beginning of year       973,109      $ 24.82
Granted                                 75,369        27.12
Cancelled                               (2,313)       25.94
Exercised                              (35,419)       17.39
                                     ----------     --------
At end of year:
  Total outstanding                  1,010,746      $ 25.25
                                     ==========     ========
  Total exercisable                    719,633      $ 25.13
                                     ==========     ========

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
                                     ==========     ========

         The weighted-average fair value of options granted under the stock-option plan for 2000, 1999 and 1998 is $15.50, $21.41 and $18.28, respectively, and used the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants:

                            2000         1999        1998
                         ---------    ---------    ---------
Expected life in years          5            5            4
Interest rate                 6.0%         6.0%         6.0%
Volatility                   29.5%        43.0%        31.0%
Dividend yield           2.1%-3.3%    2.1%-3.9%    2.2%-3.9%

         The Company has adopted the disclosure-only provisions
of SFAS No. 123, "Accounting for Stock-Based Compensation."   Had
compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per common share would have been:

EARNINGS AND EARNINGS PER SHARE
(in thousands of dollars except per share amounts)
                                       2000     1999     1998
Net earnings (loss):
  as reported                        $10,954   $(3,232)  $21,944
                                     =======   ========  =======
  pro forma                          $10,840   $(3,380)  $21,784
                                     =======   ========  =======
Diluted earnings (loss) per common
  share:
    as reported                      $ 1.36    $(0.32)   $ 2.15
                                     =======   ========  =======
    pro forma                        $ 1.34    $(0.34)   $ 2.13
                                     =======   ========  =======
Basic earnings (loss) per common
  share:
    as reported                      $ 1.39    $(0.33)   $ 2.21
                                     =======   ========  =======
    pro forma                        $ 1.38    $(0.35)   $ 2.19
                                     =======   ========  =======


11. INDUSTRY SEGMENT INFORMATION
         The Company has operations in two business segments:
Portrait Studios and Technology Development. The Portrait Studios segment functions as the exclusive operator of Sears Portrait Studios and has 1,027 fixed portrait studio locations in the United States, Canada and Puerto Rico. The Technology Development segment markets an internet-based, mail-order photofinishing business under the name searsphotos.com, and offers software programs primarily for retail service industry use, software consulting and custom software development under the name Centrics Technology, Inc. (See ("ITEM 1, BUSINESS, PORTRAIT STUDIOS SEGMENT and TECHNOLOGY DEVELOPMENT SEGMENT" for more information.)

         Prior to the decision in 2000 to report the Technology Development segment separately, costs associated with this segment were included in the Portrait Studios segment. Prior years' footnote disclosure in this report have been restated to reflect this change.

GEOGRAPHIC FINANCIAL INFORMATION
(in thousands of dollars)
                                     2000      1999      1998
NET SALES*:
 United States                     $296,847  $297,206  $304,022
 Canada                              23,533    21,929    21,525
                                   --------  --------  --------
                                   $320,380  $319,135  $325,547
                                   ========  ========  ========
LONG-LIVED ASSETS:
 United States                     $ 83,988  $ 90,615  $117,241
 Canada                               5,511     4,007     3,781
                                   --------  --------  --------
                                   $ 89,499  $ 94,622  $121,022
                                   ========  ========  ========

* Net sales are attributed to countries based on location.

SELECTED INDUSTRY SEGMENT INFORMATION (in thousands of dollars)
                                      2000      1999      1998
NET SALES
 Portrait Studio                    $319,492  $319,065  $325,410
 Technology Development                  888        70       137
                                    --------- --------- ---------
                                    $320,380  $319,135  $325,547
                                    ========= ========= =========
INCOME FROM OPERATIONS
 Portrait Studio operating earnings $ 42,897  $ 22,924  $ 44,760
 Technology Development               (1,066)   (1,680)     (484)
 Corporate expenses                  (15,706)  (14,509)  (15,918)
                                    --------- --------- ---------
                                    $ 26,125  $  6,735  $ 28,358
                                    ========= ========= =========
SEGMENT ASSETS
 Portrait Studio                    $ 82,991  $ 98,188  $ 99,868
 Wall Decor                                -         -    37,505
 Technology Development                  348         -         -
 Corporate cash and cash equivalents  38,820    49,546    74,552
Corporate other                       37,742    28,352    22,768
 Net assets of discontinued
  operations*                         16,011    23,177         -
                                    --------- --------- ---------
                                    $175,912  $199,263  $234,693
                                    ========= ========= =========
DEPRECIATION AND AMORTIZATION
 Portrait Studio                    $ 21,284  $ 23,885  $ 21,923
 Technology Development                   21         -         -
 Corporate                             3,077     2,842     3,029
                                    --------- --------- ---------
                                    $ 24,382  $ 26,727  $ 24,952
                                    ========= ========= =========
CAPITAL EXPENDITURES
 Portrait Studio                    $  7,707  $ 23,130  $ 13,231
 Technology Development                  330         -         -
 Corporate                             3,716     2,314     1,158
 Disposals                              (958)     (895)     (317)
                                    --------- --------- ---------
                                    $ 10,795  $ 24,549  $ 14,072
                                    ========= ========= =========

* See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, 2.
  DISCONTINUED OPERATIONS AND SUPPLEMENTAL CASH FLOW INFORMATION" for more information.

12. STOCK REPURCHASE PLAN
         On April 7, 2000, the Company's Board of Directors authorized the purchase of up to 500,000 additional shares of its outstanding common stock through purchases at management's direction from time to time at acceptable market prices. Acquired shares will be held as treasury stock and will be available for general corporate purposes. As of November 2000, essentially all shares of common stock authorized for repurchase have been acquired.

         Prior to 1999, the Company's Board of Directors had authorized the Company to purchase up to 4,500,000 shares of its outstanding common stock through purchases at management's discretion from time to time at acceptable market prices. On December 13, 1999, the Company's Board of Directors increased this authorization by 1,000,000 shares. Acquired shares are held as treasury stock and will be available for general corporate purposes. As of February 3, 2001, the Company had purchased 5,992,820 shares of stock for $137.6 million at an average stock price of $22.96.

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

13. SHAREHOLDER RIGHTS PLAN
         On March 13, 2000, the Board of Directors renewed its Shareholders Rights Plan ("Rights Plan"). Under the Rights Plan, after the close of business on March 23, 2000, each stockholder of CPI Corp. common stock, was granted a dividend distribution of one right (a "Right") for each share of Company common stock held. Each Right entitles stockholders to buy one one-hundredth of a share of Series A Participating Preferred Stock of the Company at an exercise price of $96.00. Each preferred share fraction is designed to be equivalent in voting and dividend rights to one share of common stock.

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

         Each Right will entitle its holders to purchase, at the Right's then-current exercise price, common stock of CPI Corp, having a value of twice the Right's exercise price. This amounts to the right to buy common stock of the Company at half price. Rights owned by the party triggering the exercise of Rights will not be exercisable.

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

    CASH AND CASH EQUIVALENTS, RECEIVABLES, ACCOUNTS PAYABLE AND
    ACCRUED EXPENSES
         The carrying amounts approximate fair value at February 3, 2001 and February 5, 2000 due to the short maturity of these financial instruments.

    SHORT-TERM BORROWINGS AND LONG-TERM DEBT
         The fair value of the Company's debt is estimated based on quoted market prices for similar debt issues with the same remaining maturities. On February 3, 2001, the carrying value and estimated fair market value of the Company's debt was $59.7 million and $60.1 million, respectively. On February 5, 2000, the carrying value and estimated fair market value of the Company's debt was $59.6 million and $61.1 million, respectively.

15. CONTINGENCIES
         The Company is a defendant in various lawsuits arising in the ordinary course of business. It is the opinion of management that the ultimate liability, if any, resulting from such lawsuits will not materially affect the consolidated financial position or results of operations of the Company.

16.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                    Quarter Ended:
                        (in thousands of dollars except share
                              and per share amounts)
                        April 29,  July 22,  Nov. 11,  Feb. 3,
                          2000       2000      2000     2001
                        (12 wks)   (12 wks)  (16 wks)  (12 wks)
                        ---------------------------------------
FISCAL YEAR 2000
Net sales                $ 66,901  $ 60,845  $ 96,453 $  96,182
Gross margin               58,906    53,255    85,417    85,230
Net earnings from
 continuing operations      2,180     2,011     2,955     7,918
Net earnings (loss) from
 discontinued operations        -      (583)   (3,297)     (230)
Net earnings (loss)         2,180     1,428      (342)    7,688
----------------------------------------------------------------
Net earnings per
 share from continuing
 operations - diluted    $   0.26  $   0.25  $  0.37  $    1.02
Net earnings (loss) per
 share from discontinued
 operations - diluted           -     (0.07)   (0.41)     (0.03)
Net earnings (loss) per
 share - diluted             0.26      0.18    (0.04)      0.99
----------------------------------------------------------------
Net earnings per
 share from continuing
 operations - basic      $   0.26  $   0.25  $  0.38  $    1.04
Net earnings (loss) per
 share from discontinued
 operations - basic             -     (0.07)   (0.42)     (0.03)
Net earnings (loss) per
 share - basic               0.26      0.18    (0.04)      1.01
----------------------------------------------------------------
Weighted average number
 of common and common
 equivalent shares-
 diluted (in thousands)     8,470     8,176     7,923     7,781
Weighted average number
 of common and common
 equivalent shares-
 basic (in thousands)       8,233     7,961     7,702     7,601
----------------------------------------------------------------

16.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (...continued)

                                    Quarter Ended:
                         (in thousands of dollars except share
                                 and per share amounts)
                          May 1,  July 24,  Nov. 13,  Feb. 5,
                           1999     1999      1999     2000
                         (12 wks) (12 wks)  (16 wks)  (12 wks)
                         --------------------------------------
FISCAL YEAR 1999
Net sales                $ 65,074  $ 58,482  $ 97,596 $ 97,983
Gross margin               56,567    50,265    85,001   87,365
Net earnings (loss) from
 continuing operations        706      (321)   (2,663)   5,475
Net earnings (loss) from
 discontinued operations     (632)     (638)     (680)  (4,479)
Net earnings (loss)            74      (959)   (3,343)     996
---------------------------------------------------------------
Net earnings (loss) per
 share from continuing
 operations-diluted      $   0.07  $  (0.03) $  (0.27) $  0.60
Net earnings (loss) per
 share from discontinued
 operations-diluted         (0.06)    (0.06)    (0.07)   (0.49)
Net earnings (loss) per
 share - diluted             0.01     (0.10)    (0.34)    0.11
---------------------------------------------------------------
Net earnings (loss) per
 share continuing
 operations - basic      $   0.07  $  (0.03) $  (0.27) $  0.61
Net earnings (loss) per
 share from discontinued
 operations - basic         (0.06)    (0.06)    (0.07)   (0.50)
Net earnings (loss) per
 share - basic               0.01     (0.10)    (0.34)    0.11
---------------------------------------------------------------
Weighted average number
 of common and common
 equivalent shares-
 diluted (in thousands)    10,161     9,917     9,838    9,196
Weighted average number
 of common and common
 equivalent shares-
 basic (in thousands)       9,899     9,917     9,838    8,968
---------------------------------------------------------------

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                           PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
         PERSONS OF THE REGISTRANT

     Information required under this Item will be contained in the Registrant's 2001 Proxy Statement, to be dated within 120 days of the end of the Registrant's fiscal year 2000, is incorporated herein by reference and will be delivered to stockholders in connection with the Annual Shareholders meeting to be held on June 7, 2001.

ITEM 11. EXECUTIVE COMPENSATION

     Information required under this Item will be contained in the Registrant's 2001 Proxy Statement, to be dated within 120 days of the end of the Registrant's fiscal year 2000, is incorporated herein by reference and will be delivered to stockholders in connection with the Annual Shareholders meeting to be held on June 7, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     Information required under this Item will be contained in the Registrant's 2001 Proxy Statement, to be dated within 120 days of the end of the Registrant's fiscal year 2000, is incorporated herein by reference and will be delivered to stockholders in connection with the Annual Shareholders meeting to be held on June 7, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not Applicable.

                               PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

(a) CERTAIN DOCUMENTS FILED AS PART OF FORM 10-K

                                                      PAGES
                                                      -----
1.  FINANCIAL STATEMENTS
    - Independent Auditors' Report                        28
    - Consolidated Balance Sheets as of
       February 3, 2001 and February 5, 2000           29-30
    - Consolidated Statements of Operations
       for the fiscal years ended February 3, 2001,
       February 5, 2000 and February 6, 1999           31-32
    - Consolidated Statements of Changes in
       Stockholders' Equity for the fiscal years
       ended February 3, 2001, February 5, 2000 and
       February 6, 1999                                33-35
    - Consolidated Statements of Cash Flows for the
       fiscal years ended February 3, 2001,
       February 5, 2000 and February 6, 1999           36-37
    - Notes to Consolidated Financial Statements       38-65

2.  FINANCIAL STATEMENT SCHEDULES
    - Schedule II, CPI Corp. Consolidated Allowance
       for Uncollectible Receivables Fiscal Years
       Ended February 3, 2001, February 5, 2000
       and February 6, 1999                               76


         All other schedules and notes under Regulation S-X are omitted because they are either not applicable, not required or the information called for therein appears in the consolidated financial statements or notes thereto.

3.  EXHIBITS FILED UNDER ITEM 601 OF REGULATION S-K

     The exhibits listed below, with their corresponding filing date and registration or Commission file numbers where applicable, are incorporated by reference as exhibits required by
Item 601 of Regulation S-K:

                                                     REGISTRATION
INFORMATION INCORPORATED     DOCUMENT      FILING    COMMISSION
BY REFERENCE                 REFERRED TO   DATE       FILE NO.
---------------------------  ------------- --------- -----------
(3.1)   Articles of          Annual Report   4/30/90   1-10204
        Incorporation        on Form 10-K
                             dated 4/27/90
(3.2)   Bylaws               Annual Report   4/30/90   1-10204
                             on Form 10-K
                             dated 4/27/90
(3.4)   Amendment to Bylaws  Form 8-K dated  8/03/95   0-11227
                             dated 8/3/95
(3.5)   Amendment to Bylaws  Annual Report   5/02/97   1-10204
                             on Form 10-K
                             dated 4/3/97
(3.6)   Amendment to Bylaws  Annual Report   5/04/94   1-10204
                             on Form 10-K
                             dated 4/6/94
(4.1)   Articles of          Annual Report   4/30/90   1-10204
        Incorporation and    on Form 10-K
        Bylaws               dated 4/27/90
(4.2)   Note Agreement for   Form 8-K         7/1/97   0-11227
        CPI Corp. Senior
        Notes dated
        June 16, 1997
(4.3)   CPI Corp. 7.46%      Form 8-K         7/1/97   0-11227
        Senior Notes due
        June 16, 2007,
        PPN 12617# ACO
(4.4)   CPI Corp. 7.46%      Form 8-K         7/1/97   0-11227
        Senior Notes due
        June 16, 2007,
        Security No.!Inv5641!
(10.1)  Registration of      Form 8-A        3/21/89         -
        Securities on the New
        York Stock Exchange
(10.2)  $40 Million          Form 10-Q       12/8/97   1-10204
        Revolving Credit
        Agreement

                                                    REGISTRATION
INFORMATION INCORPORATED     DOCUMENT        FILING  COMMISSION
BY REFERENCE                 REFERRED TO     DATE      FILE NO.
--------------------------   -------------  -------- -----------
(10.3)  $17 Million          Form 10-Q       8/29/97   1-10204
        Revolving Credit
        Note with Mercantile
        Bank National
        Association
(10.4)  $13 Million          Form 10-Q       8/29/97   1-10204
        Revolving Credit
        Note with Harris
        Trust and Savings
(10.5)  $10 Million          Form 10-Q       8/29/97   1-10204
        Revolving Credit
        Note with The
        Sumitomo Bank,Limited
(10.6)  $30 Million          Form 10-Q        9/1/00   1-10204
        Revolving Credit     7/22/00
        Note with Firstar
        Bank and Commerce
        Bank
(10.7)  $10 Million          Form 10-Q        9/1/00   1-10204
        Revolving Credit     7/22/00
        Note with Commerce
        Bank
(10.8)  $20 Million          Form 10-Q        9/1/00   1-10204
        Revolving Credit     7/22/00
        Note with Firstar
        Bank
(10.9)  License Agreement    Annual Report    5/5/99   1-10204
        Sears,Roebuck & Co.  on Form 10-K
                             dated 4/8/99
(10.10) Second Amendment     Form 10-Q      12/18/99   1-10204
        to License Agreement 12/3/99
        Sears, Roebuck & Co.
(10.11) License Agreement    Annual Report    5/5/99   1-10204
        Sears,Roebuck & Co.  on Form 10-K
        (Off Mall)           dated 4/8/99
(10.12) Second Amendment     Form 10-Q      12/18/99   1-10204
        to License Agreement 12/3/99
        Sears, Roebuck & Co.
        (Off Mall)



                                                    REGISTRATION
INFORMATION INCORPORATED     DOCUMENT        FILING  COMMISSION
BY REFERENCE                 REFERRED TO     DATE      FILE NO.
--------------------------   --------------  -------- -----------
(10.13) License Agreement     Annual Report   5/5/99   1-10204
        Sears,Roebuck De      on Form 10-K
        Puerto Rico, Inc.     dated 4/8/99
(10.14) License Agreement     Annual Report   5/5/99   1-10204
        Sears Canada, Inc.    on Form 10-K
                              dated 4/8/99
(10.16) Employment Contract   Annual Report   5/6/98   1-10204
        Alyn V. Essman        on Form 10-K,
                              dated 4/9/98
(10.19) Employment Contract   Annual Report   5/6/98   1-10204
        Russell H. Isaak      on Form 10-K
                              dated 4/9/98
(10.21) Employment Contract   Annual Report   5/6/98   1-10204
        Patrick J. Morris     on Form 10-K
                              dated 4/9/98
(10.24) Employment Contract   Annual Report   5/6/98   1-10204
        Barry C. Arthur *     on Form 10-K
                              dated 4/9/98
(10.25) Employment Contract   Annual Report   5/6/98   1-10204
        Fran Scheper *        on Form 10-K
(10.26) Employment Contract   Annual Report  4/26/00   1-10204
        Jane E. Nelson *      on Form 10-K
                              dated 4/6/00
(10.27) CPI Corp. Employees   Annual Report   5/5/99   1-10204
        Profit Sharing Plan   on Form 10-K
        & Trust (As Amended   dated 4/8/99
        and Restated
        Effective
        January 1, 1998
(10.28) First Amendment to    Annual Report   5/5/99   1-10204
        CPI Corp. Employee    on Form 10-K
        Profit Sharing Plan   dated 4/8/99
        & Trust (As Amended
        and Restated
        Effective
        January 1, 1998)
        (Effective
        January 1, 1999)
(10.29) CPI Corp. 1981 Stock  Annual Report   5/5/93   1-10204
        Bonus Plan (As        on Form 10-K,
        Amended and Restated  dated 4/30/93
        Effective 2/3/91)

     * Employment contract is automatically renewed and extended for one year unless terminated by the Board of Directors or the employee.

The following exhibits are included in this 10-K Annual Report:

(10.15)   Material Contract: Development and License Agreement
                             between Sears, Roebuck and Co. and
                             Consumer Programs, Incorporated
                             Dated January 31, 2001
(10.17)   Material Contract: Retirement Agreement for
                             Alyn V. Essman
(10.18)   Material Contract: Employment Contract for
                             J. David Pierson
(10.20)   Material Contract: Employment Contract for
                             Russell A. Isaak
(10.22)   Material Contract: Employment Contract for
                             Patrick J. Morris
(10.23)   Material Contract: Employment Contract for
                             Timothy F. Hufker
(10.30)   Material Contract: First Amendment to CPI Corp.
                             1981 Stock Bonus Plan (As Amended
                             and Restated Effective
                             February 3, 1991) Effective
                             January 1, 1995
(10.31)   Material Contract: CPI Corp. Deferred Compensation and
                             Retirement Plan for Non-Management
                             Directors (Amended and Restated as
                             of January 28, 2000)
(10.32)   Material Contract: Deferred Compensation and Stock
                             Appreciation Rights Plan (Amended
                             and Restated as of June 6, 1996)
(10.33)   Material Contract: CPI Corp. Restricted Stock Plan
                             (As Amended and Restated Effective
                             as of January 16, 1995)
(10.34)   Material Contract: CPI Corp. Stock Option Plan (Amended
                             and Restated Effective as of
                             December 16, 1997)
(10.35)   Material Contract: CPI Corp. Voluntary Stock Option
                             Plan (Amended and Restated Effective
                             as of December 16, 1997)
(10.36)   Material Contract: CPI Corp. Key Executive Deferred
                             Compensation Plan (As Amended and
                             Restated June 6, 1996)
(11.1)    Computation of Earnings Per Share - Diluted
(11.2)    Computation of Earnings Per Share - Basic
(13.0)    2000 Annual Report to Shareholders
(21.0)    Subsidiaries of the Registrant
(23.0)    Independent Auditor's Consent
(27.0)    Financial Data Schedule

(b)  REPORTS ON FORM 8-K

     - On December 11, 2000, CPI Corp. reported the issuance of a press release on December 7, 2000 announcing that third quarter results would be released on December 12, 2000, and the issuance of a press release on December 8, 2000 announcing the commencement of a search for a successor to retiring Chief Executive Officer, Alyn V. Essman.

     - On December 13, 2000, CPI Corp. reported the issuance of a press release on December 12, 2000 announcing third quarter results.

     - On January 30, 2001, CPI Corp. announced a settlement agreement with American Securities Capital Partners,
        L.P.

     - On February 5, 2001, CPI Corp. reported an announcement made on February 1, 2001 regarding the formation of searsphotos.com, a new licensed business offering on-line photo processing and archiving for customers of Sears and Sears Portrait Studios.

(c)  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

     - See Item 14(a)(3)

(d)  FINANCIAL STATEMENT SCHEDULE REQUIRED BY REGULATION S-X

     - See Item 14(a)(2)

                            SIGNATURES
  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      CPI CORP.
                      BY:  /s/  J. David Pierson
                           -------------------------
                               (J. David Pierson)
                           Chairman of the Board and
                            Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURES OF DIRECTORS AND PRINCIPAL OFFICERS

    Signature                     Title               Date
----------------------  ------------------------- -------------
/s/ J. David Pierson     Chairman of the Board,   May 1, 2001
----------------------   Chief Executive Officer
   (J. David Pierson)     and Director (Principal
                          Executive Officer)

/s/ Lee Liberman         Director                 May 1, 2001
-----------------------
   (Lee Liberman)

/s/ Nicholas L. Reding   Director                 May 1, 2001
-----------------------
   (Nicholas L. Reding)

/s/ Martin Sneider       Director                 May 1, 2001
-----------------------
   (Martin Sneider)

/s/ Robert L. Virgil     Director                 May 1, 2001
-----------------------
   (Robert L. Virgil)

/s/ Russell Isaak        President and Director   May 1, 2001
-----------------------
   (Russell Isaak)


    Signature                     Title               Date
-----------------------  ------------------------ ------------

/s/ Patrick J. Morris    Senior Executive Vice    May 1, 2001
-----------------------   President and Director
   (Patrick J. Morris)

/s/ Barry C. Arthur      Vice President and       May 1, 2001
-----------------------   Treasurer (Principal
   (Barry C. Arthur)      Financial and
                          Accounting Officer)



                                                    SCHEDULE II

                VALUATION AND QUALIFYING ACCOUNTS

CPI CORP. CONSOLIDATED ALLOWANCE FOR UNCOLLECTIBLE RECEIVABLES
    FISCAL YEARS ENDED FEBRUARY 3, 2001, FEBRUARY 5, 2000
        AND FEBRUARY 6, 1999 (in thousands of dollars)


                        FEBRUARY 3,   FEBRUARY 5,   FEBRUARY 6,
                           2001          2000          1999
                        -----------   -----------   -----------
Balance at beginning
of year                 $    287      $    302      $     291
                        ===========   ===========   ===========
Balance at end
of year                 $    241      $    287      $     302
                        ===========   ===========   ===========



The majority of receivable amounts at year ending February 3, 2001, February 5, 2000 and February 6, 1999, respectively are due from portrait studio customers for amounts collected or to be collected, for which the Company assumes all credit risks.

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