Form 10-Q
period 2001-04-28
CPI CORP
filed 2001-06-08
CIK 25354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.   20549

                                FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                                 CPI CORP.
                                 ---------

                    For the Quarter Ended April 28, 2001
                                          --------------

                       Commission File Number 1-10204
                                              -------

               DELAWARE                           43-1256674
               --------                           ----------
     (State or Other Jurisdiction of           (I.R.S. Employer
     Incorporation or Organization)          Identification No.)


       1706 Washington Avenue, St. Louis, Missouri    63103-1790
       ---------------------------------------------------------
        (Address of Principal Executive Offices)      (Zip Code)


                             (314) 231-1575
                             --------------
                    (Registrant's Telephone Number)


     Indicate by check mark whether the registrant has (1)filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:     Yes [X]
                                       No  [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

     As of June 7, 2001 there were 7,702,577 shares of the Registrant's common stock outstanding.








TABLE OF CONTENTS
-----------------

(PAGE NUMBERS REFER TO PAPER DOCUMENT ONLY)

PART 1.   FINANCIAL INFORMATION                           PAGE(S)
-------------------------------                           -------
Item 1. Financial Statements
        - Interim Condensed Consolidated Balance Sheets -
            For April 28, 2001 and February 3, 2001           3-5
        - Interim Condensed Consolidated Statement of
            Earnings - For the 12 Weeks Ended
            April 28, 2001 and April 29, 2000                 6-7
        - Interim Condensed Consolidated Statement
            of Changes in Stockholders' Equity - For
            the 52 Weeks Ended February 3, 2001 and for
            the 12 Weeks Ended April 28, 2001                 8-9
        - Interim Condensed Consolidated Statement of Cash
            Flows - For the 12 Weeks Ended April 28, 2001
            and April 29, 2000                              10-11
        - Notes to the Interim Condensed Consolidated
            Financial Statements                            12-14

Item 2. Management's Discussions and Analysis of Results of
            Operations, Financial Condition and Cash Flow   15-19

Item 3.   Quantitative and Qualitative Disclosures About
            Market Risk                                        19


PART II.  OTHER INFORMATION
--------------------------

Item 6.   Exhibits and Reports on Form 8-K                     20

          Signature                                            21

          Index to Exhibits                                    22





PART 1
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS - ASSETS
(UNAUDITED)
(in thousands of dollars)

                                       April 28,   February 3,
                                         2001         2001
                                      ----------   -----------
Current assets:
  Cash and cash equivalents           $  34,238    $   38,820
  Receivables, less allowance of
   $559 and $241, respectively           11,365         9,306
  Inventories                             9,841        10,997
  Prepaid expenses and other current
   assets                                 5,637         6,013
  Refundable income taxes                 4,761             -
  Deferred tax assets                     5,266         5,266
                                       ---------   -----------
     Total current assets                71,108        70,402
                                       ---------   -----------
Net property and equipment               71,583        72,603
Net assets of discontinued operations    16,011        16,011
Other assets, net of amortization of
  $1,329 and $1,321, respectively        14,811        16,896
                                       ---------   -----------
     Total assets                      $173,513    $  175,912
                                       =========   ===========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS -
LIABILITIES AND STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands of dollars)
                                      April 28,    February 3,
                                        2001           2001
                                      ---------    -----------
Current liabilities:
  Current maturities of long-term
    debt                              $   8,580    $     8,580
  Accounts payable                       12,105          9,388
  Accrued employment costs               10,094         11,159
  Accrued deferred revenue                9,599         10,192
  Sales taxes payable                     1,978          2,799
  Accrued advertising expense             2,288          1,328
  Accrued expenses and other
   liabilities                            6,225          5,049
  Income taxes                                -          1,067
                                      ---------     ----------
    Total current liabilities            50,869         49,562
                                      ---------     -----------
Long-term debt                           51,154         51,142
Other liabilities                         8,486         11,670
Long-term deferred revenue                2,863          2,966
                                      ---------     -----------
    Total liabilities                 $ 113,372     $  115,340
                                      ---------     -----------

CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS -
LIABILITIES AND STOCKHOLDERS' EQUITY
(UNAUDITED) (continued)
(in thousands of dollars)

                                      April 28,    February 3,
                                        2001           2001
                                      ---------    -----------

Stockholders' equity:
  Preferred stock, no par value,
   1,000,000 shares authorized; no
   shares outstanding                        -             -
  Preferred stock, Series A, no par
   value                                     -             -
  Common stock, $0.40 par value,
   50,000,000 shares authorized;
   17,938,549 and 17,885,645 shares
   outstanding at April 28, 2001 and
   February 3, 2001, respectively        7,175         7,154
  Additional paid-in capital            45,375        44,363
  Retained earnings                    239,197       240,227
  Accumulated other comprehensive
   income                               (3,900)       (3,466)
                                     ----------   -----------
                                       287,847       288,278
  Treasury stock at cost, 10,242,102
   and 10,242,035 shares at April 28,
   2001 and February 3, 2001,
   respectively                       (227,700)     (227,699)
  Unamortized deferred compensation-
   restricted stock                         (6)           (7)
                                     ----------   -----------
  Total stockholders' equity            60,141        60,572
                                     ----------   -----------
  Total liabilities and stockholders'
   equity                            $ 173,513    $  175,912
                                     ==========   ===========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(in thousands of dollars except share and per share amounts)
Twelve weeks ended April 28, 2001 and April 29, 2000
                                         Twelve Weeks Ended
                                     --------------------------
                                      April 28,       April 29,
                                        2001            2000
                                     ----------      ----------
Net sales                            $  65,026       $  66,901
Costs and expenses:
  Cost of sales (exclusive of
   depreciation expense shown below)     8,190           7,995
  Selling, administrative and
   general expenses                     48,937          49,189
  Depreciation                           5,476           5,651
  Amortization                              26              31
                                     ----------      ----------
                                        62,629          62,866
                                     ----------      ----------
Income from operations                   2,397           4,035
Interest expense                         1,069           1,053
Interest income                            429             445
Other expense                            1,715             100
Other income                                22              27
                                     ----------      ----------
Earnings before income tax expense          64           3,354
Income tax expense                          23           1,174
                                     ----------      ----------
Net earnings                         $      41        $  2,180
                                     ==========       =========


See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED) (continued)
(in thousands of dollars except share and per share amounts)
Twelve weeks ended April 28, 2001 and April 29, 2000
                                     Twelve Weeks Ended
                                 ----------------------------
                                   April 28,       April 29,
                                      2001           2000
                                 ------------    ------------
Net earnings - diluted           $      0.01     $      0.26
                                 ============    ============
Net earnings - basic             $      0.01     $      0.26
                                 ============    ============

Dividends per share              $      0.14     $      0.14
                                 ============    ============
Weighted average number of
  common and common equivalent
  shares outstanding- diluted      7,829,456       8,470,212
                                 ============    ============
Weighted average number of
  common and common equivalent
  shares outstanding- basic        7,690,021       8,232,583
                                 ============    ============

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands of dollars except share and per share amounts)
Fifty-two weeks ended February 3, 2001
                                                  Accum              Deferred
                                Add'l             other   Treasury   comp'n
                         Common paid-in Retained  comp'h   stock     restr'td
                         stock  capital earnings  income   at cost   stock      Total
                         ------ ------- --------- -------- ---------- -------- ---------
Balance at Feb. 5, 2000  $7,117 $42,804 $233,739  $(2,945) $(199,426) $   (32) $  81,257
                         ------ ------- --------- -------- ---------- -------- ----------
Issuance of common stock
  (94,195 shares)            37   1,559        -        -          -        -      1,596
Comprehensive income
  Net earnings                -       -   10,954        -          -        -
  Foreign currency
      translation             -       -        -     (521)         -        -
    Comprehensive income      -       -        -        -          -        -     10,433
Dividends ($0.56 per
  common share)               -       -   (4,466)       -          -        -     (4,466)
Purchase of treasury
  stock, at cost              -       -        -        -    (28,273)       -    (28,273)
Amortization of deferred
  compensation-
  restricted stock            -       -        -        -          -       25         25
                         ------ ------- --------- -------- ---------- -------- ----------
Balance at Feb. 3, 2001  $7,154 $44,363 $240,227  $(3,466) $(227,699) $    (7) $  60,572
                         ====== ======= ========= ======== ========== ======== ==========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY
(UNAUDITED) (Continued)
(in thousands of dollars except share and per share amounts)
Twelve weeks ended April 28, 2001
                                                  Accum               Deferred
                                Add'l             other    Treasury   comp'n
                         Common paid-in Retained  comp'h   stock      restr'td
                         stock  capital earnings  income   at cost    stock      Total
                         ------ ------- --------- -------- ---------- -------- ----------
Balance at Feb. 3, 2001  $7,154 $44,363 $240,227  $(3,466) $(227,699) $    (7) $  60,572
                         ------ ------- --------- -------- ---------- -------- ----------
Issuance of common stock
  (52,904 shares)            21   1,012        -        -          -        -      1,033
Comprehensive income
  Net earnings                -       -       41        -          -        -
  Foreign currency
      translation             -       -        -     (434)         -        -
    Comprehensive income      -       -        -        -          -        -       (393)
Dividends ($0.14 per
  common share)               -       -   (1,071)       -          -        -     (1,071)
Purchase of treasury
  stock, at cost              -       -        -        -         (1)       -         (1)
Amortization of deferred
  compensation-
  restricted stock            -       -        -        -          -        1          1
                         ------ ------- --------- -------- ---------- --------  ----------
Balance at
  April 28, 2001         $7,175 $45,375 $239,197  $(3,900) $(227,700) $    (6)  $  60,141
                         ====== ======= ========= ======== ========== ========  ==========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (in thousands of dollars)
Twelve weeks ended April 28, 2001 and April 29, 2000

                                             12 Weeks Ended
                                          --------------------
                                           April 28,  April 29,
                                             2001       2000
                                          ---------  ---------
Cash flows provided by operating
  activities                              $     52   $  1,846
                                          ---------  ---------
Cash flows used in financing activities:
  Issuance of common stock to employee
    stock plans                              1,033        594
  Cash dividends                            (1,071)    (1,193)
  Purchase of treasury stock                    (1)   (17,436)
                                          ---------   --------
Cash flows used in financing activities        (39)   (18,035)
                                          ---------   --------
Cash flows used in investing activities:
    Additions to property and equipment     (4,457)    (2,518)
                                          ---------   --------
Effect of exchange rate changes on
  cash and cash equivalents                   (138)      (163)
                                          ---------  ---------
Net decrease in cash and cash equivalents   (4,582)   (18,870)

Cash and cash equivalents at beginning
  of year                                   38,820     49,546
                                          ---------  ---------
Cash and cash equivalents at end of
  period                                  $ 34,238   $ 30,676
                                          =========  =========
Supplemental cash flow information:
  Interest paid                           $     20   $      -
                                          =========  =========
  Income taxes paid                       $  6,188   $  7,059
                                          =========  =========

See accompanying notes to consolidated financial statements.




CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
Twelve weeks ended April 28, 2001 and April 29, 2000

RECONCILIATION OF NET EARNINGS TO CASH FLOWS PROVIDED BY (USED IN)
OPERATING ACTIVITIES (UNAUDITED)

                                              12 Weeks Ended
                                           --------------------
                                            April 28, April 29,
                                              2001       2000
                                           ---------  ---------
Net earnings from operations               $     41   $  2,180

Adjustments for items not requiring cash:
  Depreciation and amortization               5,502      5,682
  Deferred income taxes                        (256)         2
  Deferred revenue, net of commissions         (596)       595
  Other                                      (1,166)    (1,377)

Decrease (increase) in current assets:
  Receivables and inventories                  (903)    (2,926)
  Refundable income taxes                    (4,761)      (989)
  Prepaid expenses and other current assets     290       (197)

Increase (decrease) in current liabilities:
  Accounts payable, accrued expenses and
    other liabilities                         2,968      3,787
  Income taxes                               (1,067)    (4,911)
                                            --------   --------
Cash flows provided by operating activities $    52    $ 1,846
                                            =========  ========

See accompanying notes to consolidated financial statements.











CPI CORP. NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of CPI Corp.'s (the "Company") financial position as of April 28, 2001 and February 3, 2001 and the results of its operations and changes in its cash flows for the 12 weeks ended April 28, 2001 and April 29, 2000. Certain prior year amounts have been reclassified to conform with the first quarter 2001 presentation. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's annual report on Form 10-K for its fiscal year ended February 3, 2001.

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

     The Company had planned to complete this transaction in the
summer of 2000.     However, in August 2000, the Company announced
that negotiations to sell its Wall Decor business had terminated and the Company was pursuing other buyers for this business. Subsequently, in April 2001, the Company announced it had signed an agreement to transfer the Wall Decor segment from the Company to TRU Retail, Inc., a corporation formed by top management of Prints Plus, for $4.0 million in cash and $12.0 million in 9% preferred stock of the new wall decor company, subject to various closing adjustments and contingent upon TRU Retail, Inc. obtaining financing.

     As a result of these events, in 2001, the Company continues to classify the wall decor segment as a discontinued operation as the transfer of assets to TRU Retail, Inc. is expected to occur in June 2001. In addition, in 2000, the Company recorded a loss of $6.3 million before taxes to adjust the valuation of the net assets of the discontinued wall decor operations to reflect fiscal year 2000 operating results, the value of cash and preferred stock to be received at the closing date of the sale and to recognize anticipated 2001 losses and related expenses in connection with the sale.

     Net sales of the discontinued operations for April 28, 2001 and April 29, 2000 were $12.7 million and $12.9 million,
respectively.  Operating losses of the discontinued operation for both April 28, 2001 and April 29, 2000 were $1.5 million.
                              12


The components of the net assets of discontinued operations are:

                                        April 28, 2001
                                        --------------
Current assets                            $ 13,628
Property and equipment                       7,193
Liabilities                                  4,810
                                        -------------
Net assets from discontinued operations   $ 16,011
                                        =============

3. The Company has operations in two business segments: Portrait Studios and Technology Development. The Portrait Studios segment functions as the exclusive operator of Sears Portrait Studios with locations in the United States, Canada and Puerto Rico, while the Technology Development segment operates an internet-based and mail order photofinishing business under the name searsphotos.com, as well as offers software programs primarily for the retail service industry use, software consulting and custom software development under the name Centrics Technology, Inc.



























SELECTED INDUSTRY SEGMENT INFORMATION (in thousands of dollars)
                                          Twelve Weeks Ended
                                    -----------------------------
                                    April 28, 2001  April 29,2000
                                    --------------- -------------
NET SALES:
  Portrait Studio                     $   65,012     $   66,901
  Technology Development                      14              -
                                      -----------    -----------
                                      $   65,026     $   66,901
                                      ===========    ===========
INCOME FROM OPERATIONS:
 Portrait Studio operating earnings   $    6,107     $    7,530
 Technology Development                     (765)          (349)
 Corporate expense                        (2,945)        (3,146)
                                      -----------    -----------
                                      $    2,397     $    4,035
                                      ===========    ===========
SEGMENT ASSETS:
 Portrait Studio                      $   82,163     $   98,495
 Technology Development                      897             --
 Corporate cash and cash equivalents      34,238         30,676
 Corporate other                          40,204         29,101
 Net assets of discontinued operations    16,011         23,177
                                      -----------    -----------
                                      $  173,513     $  181,449
                                      ===========    ===========

GEOGRAPHIC FINANCIAL INFORMATION
--------------------------------
                                Twelve Weeks Ended
                           --------------------------------
                           April 28, 2001    April 29, 2000
                           --------------    --------------
NET SALES:
 United States             $   61,096        $   62,903
 Canada                         3,930             3,998
                           --------------    --------------
                           $   65,026        $   66,901
                           ==============    ==============
LONG-LIVED ASSETS:
 United States             $   80,922        $   87,746
 Canada                         5,472             3,648
                           --------------    --------------
                           $   86,394        $   91,394
                           ==============    ==============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS - OVERVIEW
-----------------------------------------------

SAFE HARBOR STATEMENTS UNDER PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995

    The statements contained in this report, and in particular in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section, that are not historical facts are forward-looking statements that involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements, such as the CPI Corp.'s ("the Company's") outlook for Sears Portrait Studios, future cash requirements and capital expenditures, are only predictions or expectations; actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to: customer demand for the Company's products and services, the overall level of economic activity in the Company's major markets, competitors' actions, manufacturing interruptions, dependence on certain suppliers, changes in the Company's relationship with Sears, Roebuck and Company ("Sears") and the condition and strategic planning of Sears, fluctuations in operating results, the attractions and retention of qualified personnel and other risks as may be described in the Company's filings with the Securities and Exchange Commission, including its form 10-K for the year ended February 3, 2001.

FISCAL YEARS

     The Company's fiscal year ends the first Saturday of February. Accordingly, fiscal year 2000 ended February 3, 2001 and consisted of 52 weeks. The first fiscal quarters of 2001 and 2000 consisted of twelve weeks and ended April 28, 2001 and April 29, 2000, respectively. Throughout "Management's Discussion and Analysis of Financial Condition and Results of Operation," reference to 2000 will mean the fiscal year-end 2000 and reference to first quarter 2001 and first quarter 2000 will mean the first fiscal quarter of 2001 and 2000, respectively.

BUSINESS SEGMENTS

     The Company has operations in two business segments: Portrait Studios and Technology Development. The Portrait Studios segment functions as the exclusive operator of Sears Portrait Studios with locations in the United States, Canada and Puerto Rico, while the Technology Development segment operates an internet-based and mail order photofinishing business under the name searsphotos.com, as well as offers software programs primarily for the retail service industry use, software consulting and custom software development under the name Centrics Technology, Inc.

DISCONTINUED OPERATIONS

     On April 7, 2000, the Company announced it was negotiating to sell its Wall Decor segment, a business operated by the Company since 1993 under the name Prints Plus. As a result of the decision to exit this business, a loss of $10.1 million before taxes was recorded in fiscal year-end 1999 to recognize anticipated losses and related expenses in connection with the sale. The Company also classified the Wall Decor segment as a discontinued operation and reclassified prior years' financial statements to reflect this change.

     The Company had planned to complete this transaction in the summer of 2000. However, in August 2000, the Company announced that negotiations to sell its Wall Decor business had terminated and the Company was pursuing other buyers for this business. Subsequently, in April 2001, the Company announced it had signed an agreement to transfer the Wall Decor segment from the Company to TRU Retail, Inc., a corporation formed by top management of Prints Plus, for $4.0 million in cash and $12.0 million in 9% preferred stock of the new wall decor company, subject to various closing adjustments and contingent upon TRU Retail, Inc. obtaining financing.

     As a results of these events, in 2001, the Company continues to the classify the wall decor segment as a discontinued operation as the transfer of assets to TRU Retail, Inc. is expected to occur in June 2001. In addition, in 2000, the Company recorded a loss of $6.3 million before taxes to adjust the valuation of the net assets of the discontinued wall decor operations to reflect fiscal year 2000 operating results, the value of cash and preferred stock to be received at the closing date of the sale and to recognize anticipated 2001 losses and related expenses in connection with the sale.

STOCK REPURCHASES

     Under various authorizations from the Company's Board of Directors to acquire shares of its outstanding common stock through purchases at management's discretion from time to time at acceptable market prices, in the first quarter of 2000, the Company purchased 730,400 shares of stock for $17.4 million at an average stock price of $23.87. No stock was repurchased in the first quarter of 2001. Acquired shares are held as treasury stock and will be available for general corporate purposes. The weighted average shares outstanding have been adjusted to reflect the changes in shares outstanding resulting from the repurchase of the Company's common stock.
                              16


MANAGEMENT'S DISCUSSION AND ANALYSIS - RESULTS OF OPERATIONS
------------------------------------------------------------

TWELVE WEEKS ENDED APRIL 28,2001 COMPARED TO TWELVE WEEKS ENDED
April 29, 2000

Net Sales
---------
     Overall, net sales decreased slightly from $66.9 million for the first quarter of 2000, to $65.0 million, or 2.8%, for the first quarter of 2001.

     Net sales for the first quarter 2001 for the Portrait Studios segment were $65.0 million, down from the $66.9 million recorded for the same time period in 2000. Decreases in customer traffic were offset by higher average sales per customer and the favorable impact of the recognition of deferred revenues arising from the Smile Savers Plan(R). Before consideration of the recognition of deferred revenues from the Smile Savers program, sales would have decreased 4.9% in first quarter 2001 from 2000 levels.

     Net sales for the Technology Development segment were $14,000 for the first quarter 2001. There was no first quarter 2000 sales for Technology Development.

Income From Operations
----------------------
     Income from operations decreased from $4.0 million for first quarter 2000 to $2.4 million for first quarter 2001 as a result of lower operating earnings in the Portrait Studio and Technology Development segments and relatively unchanged general corporate expenses.

     In the Portrait Studio segment, operating earnings decreased from $7.5 million in first quarter 2000 to $6.1 million in 2001. Although decreased sales were the primary factor contributing to this change, increased labor costs offset slightly by lower advertising costs also decreased operating earnings in first quarter 2001 compared to first quarter 2000.

     In the Technology Development segment, operating losses increased from $349,000 in first quarter 2000 to $765,000 in first quarter 2001, reflecting increased employment costs and increased occupancy costs.

     General corporate expenses were relatively unchanged from $3.1 million in first quarter 2000 to $2.9 million in first quarter of 2001.

Interest Expense, Interest Income, Other Expense and Other Income
-----------------------------------------------------------------

     Interest expense, interest income and other income were relatively unchanged from first quarter 2000 compared to first quarter 2001.

       The increase in other expense from $100,000 in first quarter 2000 to $1.7 million in first quarter 2001 reflected the costs in first quarter 2001 related to the retirement of Alyn V. Essman and recruitment of J. David Pierson as Chairman and Chief executive Officer.

Income Tax Expense
------------------
     Income tax expense decreased from $1.2 million in first quarter 2000 to $23,000 in first quarter 2001 as a result of decreased earnings.

Net Earnings
------------
     Net earnings decreased from $2.2 million in first quarter
2000 to $41,000 in first quarter 2001 due to the various factors previously noted.


MANAGEMENT'S DISCUSSION AND ANALYSIS - FINANCIAL CONDITION
----------------------------------------------------------

ASSETS

     Total assets decreased 1.4% at the end of first quarter 2001 from year-end 2000, reflecting seasonal changes in various assets.

LIABILITIES

     Total liabilities decreased 1.7% at the end of first quarter
2001 from year-end 2000, reflecting seasonal changes in various liabilities.

STOCKHOLDERS' EQUITY

     Stockholders' equity was down 0.7% for first quarter 2001 from year-end 2000 due mainly to the distribution of $1.1 million in dividends, offset partially by first quarter 2001 net earnings of $41,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS - CASH FLOWS
-------------------------------------------------
     During the first quarter of 2001, the Company generated $52,000 in internal funds from operations. Cash flow used in financing activities during this timeframe amounted to $39,000 including the payment of $1.1 million in dividends offset by the issuance of $1.0 million in common stock to employee stock plans. Cash flows used in investing activities included $4.5 million in capital expenditures. The net result of these transactions was a $4.6 million decrease in cash and cash equivalents during the first quarter 2001.

     Through operating cash flows and existing cash and cash equivalents, the Company believes it has sufficient liquidity over the course of the coming year to meet cash requirements for operations, scheduled principle payments on long-term debt, planned capital expenditures and dividends to shareholders.



ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK

     Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign exchange rates. The Company's debt obligations have primarily fixed interest rates; therefore, the Company's exposure to changes in interest rates is minimal. The Company's exposure to changes in foreign exchange rates relates to the Canadian operations, which is minimal, as these operations constitute 8.0% of the Company's total assets and 6.0% of the Company's total sales.

PART II.   OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) EXHIBITS

         The following exhibits are being filed as part of this
         Report:

         Exhibit 10.37- Material Contract:
                        Stock Purchase Agreement By and Between
                        Ridgedale Prints Plus, Inc. and TRU
                        Retail, Inc. dated as of April 24, 2001
         Exhibit 11.0 - Computation of Earnings per Common Share

      b) REPORTS ON FORM 8-K

         - On April 24, 2001, CPI Corp. issued a press release announcing an agreement to sell its Wall Decor business to TRU Retail Inc.

         - On April 6, 2001, CPI Corp. issued a press release announcing FY 2000 results.

         - On February 28, 2001, CPI Corp. announced the selection of J. David Pierson as the new Chairman and Chief
           Executive Officer.

         - On February 26, 2001, CPI Corp. announced the promotion of Tim Hufker to the position of Senior Executive Vice
           President.

         - On February 1, 2001, CPI Corp. announced the formation of searsphoto.com, a new licensed business offering on-line photo processing and archiving for customers of Sears and Sears Portrait Studios.

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





                                         CPI Corp.
                                       (Registrant)




                             By:  /s/ Barry Arthur
                                  ---------------------------
                                   Barry Arthur
                                   Authorized Officer and
                                   Principal Financial Officer

Dated:  June 8, 2001

                              CPI CORP.

                             EXHIBIT INDEX

(PAGE NUMBERS REFER TO PAPER DOCUMENT ONLY)

Exhibit 10.37 - Material Contract:
                Stock Purchase Agreement By and Between
                Ridgedale Prints Plus, Inc. and TRU
                Retail, Inc.                                23

Exhibit 11.0  - Computation of Earnings per Common Share    24



































                              22
??