Form 10-Q
period 2001-07-21
CPI CORP
filed 2001-08-31
CIK 25354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.   20549

                                FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                                 CPI CORP.
                                 ---------

                    For the Quarter Ended July 21, 2001
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

     As of August 30, 2001 there were 7,894,903 shares of the Registrant's common stock outstanding.








TABLE OF CONTENTS
-----------------

(PAGE NUMBERS REFER TO PAPER DOCUMENT ONLY)

PART 1.   FINANCIAL INFORMATION                          PAGE(S)
-------------------------------                          -------
Item 1.   Financial Statements
          - Interim Condensed Consolidated Balance Sheets
               For July 21, 2001 and February 3, 2001        3-5
          - Interim Condensed Consolidated Statement of
               Earnings - For the 12 and 24 Weeks Ended
               July 21, 2001 and July 22, 2000               6-9
          - Interim Condensed Consolidated Statement
               of Changes in Stockholders' Equity - For
               the 52 Weeks Ended February 3, 2001 and for
               the 24 Weeks Ended July 21, 2001            10-11
          - Interim Condensed Consolidated Statement of
               Cash Flows - For the 24 Weeks Ended
               July 21, 2001 and July 22, 2000             12-13
          - Notes to the Interim Condensed Consolidated
               Financial Statements                        14-18

Item 2.   Management's Discussions and Analysis of Results
               of Operations, Financial Condition and
               Cash Flow                                   19-25

Item 3.   Quantitative and Qualitative Disclosures About
               Market Risk                                    26


PART II.  OTHER INFORMATION
---------------------------

Item 4.   Submission of Matters to a Vote to Security
            Holders                                           26

Item 6.   Exhibits and Reports on Form 8-K                    27

          Signature                                           28

          Index to Exhibits                                   29




PART 1
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS - ASSETS
(UNAUDITED)(in thousands of dollars)

                                       July 21,    February 3,
                                         2001         2001
                                      ----------   -----------
Current assets:
  Cash and cash equivalents           $  22,535    $   38,820
  Receivables, less allowance of
   $654 and $241, respectively            9,904         9,306
  Inventories                             8,753        10,997
  Prepaid expenses and other current
   assets                                 7,543         6,013
  Refundable income taxes                11,707             -
  Deferred tax assets                         -         5,266
                                       ---------   -----------
     Total current assets                60,442        70,402
                                       ---------   -----------
Net property and equipment               71,357        72,603
Net assets of discontinued operations         -        16,011
Assets of  business transferred
  under contractual arrangements:
    Preferred stock                      11,000             -
    Loan receivable                       3,615             -
Other assets, net of amortization of
  $1,338 and $1,321, respectively        15,420        16,896
                                       ---------   -----------
     Total assets                      $161,834    $  175,912
                                       =========   ===========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS -
LIABILITIES AND STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands of dollars)
                                       July 21,    February 3,
                                        2001           2001
                                      ---------    -----------
Current liabilities:
  Current maturities of long-term
    debt                              $   8,580    $     8,580
  Accounts payable                        9,760          9,388
  Accrued employment costs                9,804         11,159
  Accrued deferred revenue                8,871         10,192
  Sales taxes payable                     1,751          2,799
  Accrued advertising expense             1,928          1,328
  Accrued expenses and other
   liabilities                            5,017          5,049
  Income taxes                                -          1,067
  Deferred income taxes                     992              -
                                      ---------     ----------
    Total current liabilities            46,703         49,562
                                      ---------     -----------
Long-term debt                           42,593         51,142
Other liabilities                         8,301         11,670
Long-term deferred revenue                2,706          2,966
                                      ---------     -----------
    Total liabilities                 $ 100,303     $  115,340
                                      ---------     -----------

See accompanying notes to consolidated financial statements.


CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS -
LIABILITIES AND STOCKHOLDERS' EQUITY (UNAUDITED) (continued)
(in thousands of dollars)

                                       July 21,    February 3,
                                        2001           2001
                                      ---------    -----------

Stockholders' equity:
  Preferred stock, no par value,
   1,000,000 shares authorized; no
   shares outstanding                        -             -
  Preferred stock, Series A, no par
   value                                     -             -
  Common stock, $0.40 par value,
   50,000,000 shares authorized;
   18,133,138 and 17,885,645 shares
   outstanding at July 21, 2001 and
   February 3, 2001, respectively        7,253         7,154
  Additional paid-in capital            48,844        44,363
  Retained earnings                    236,999       240,227
  Accumulated other comprehensive
   income                               (3,920)       (3,466)
                                     ----------   -----------
                                       289,176       288,278
  Treasury stock at cost, 10,238,235
   and 10,242,035 shares at July 21,
   2001 and February 3, 2001,
   respectively                       (227,641)     (227,699)
  Unamortized deferred compensation-
   restricted stock                         (4)           (7)
                                     ----------   -----------
  Total stockholders' equity            61,531        60,572
                                     ----------   -----------
  Total liabilities and stockholders'
   equity                            $ 161,834    $  175,912
                                     ==========   ===========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(in thousands of dollars except share and per share amounts)
Twelve weeks ended July 21, 2001 and July 22, 2000
                                         Twelve Weeks Ended
                                     --------------------------
                                      July 21,        July 22,
                                        2001            2000
                                     ----------      ----------
Net sales                            $  59,071       $  60,845
Costs and expenses:
  Cost of sales (exclusive of
   depreciation expense shown below)     8,447           7,590
  Selling, administrative and
   general expenses                     46,067          43,924
  Depreciation                           5,525           5,615
  Amortization                              26              30
                                     ----------      ----------
                                        60,065          57,159
                                     ----------      ----------
Income (loss) from operations             (994)          3,686
Interest expense                         1,007           1,058
Interest income                            264             352
Other expense                                -              51
Other income                                14             164
                                     ----------      ----------
Earnings (loss) before income tax
  expense                               (1,723)          3,093
Income tax expense (benefit)              (603)          1,082
                                     ----------      ----------
Net earnings (loss) from continuing
  operations                            (1,120)           2,011
                                     ----------      ----------
Loss from discontinued operations
 net of income tax benefit of $314           -            (583)
                                     ----------      ----------
Net earnings (loss)                  $  (1,120)      $   1,428
                                     ==========      ==========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)(continued)
(in thousands of dollars except share and per share amounts)
Twelve weeks ended July 21, 2001 and July 22, 2000
                                     Twelve Weeks Ended
                                 ----------------------------
                                    July 21,       July 22,
                                      2001           2000
                                 ------------    ------------
Net earnings (loss) from
 continuing operations-diluted   $     (0.14)    $      0.25
Net loss from discontinued
 operations-diluted                        -           (0.07)
                                 ------------    ------------
    Net earnings (loss)-diluted  $     (0.14)    $      0.18
                                 ============    ============
Net earnings (loss) from
 continuing operations-basic     $     (0.14)    $      0.25
Net loss from discontinued
 operations-basic                          -           (0.07)
                                 ------------    ------------
    Net earnings (loss)-basic    $     (0.14)    $      0.18
                                 ============    ============
Dividends per share              $      0.14     $      0.14
                                 ============    ============
Weighted average number of
  common and common equivalent
  shares outstanding- diluted      7,790,534       8,176,471
                                 ============    ============
Weighted average number of
  common and common equivalent
  shares outstanding- basic        7,790,534       7,961,242
                                 ============    ============

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(in thousands of dollars except share and per share amounts)
Twenty-four weeks ended July 21, 2001 and July 22, 2000
                                       Twenty-four Weeks Ended
                                     --------------------------
                                      July 21,        July 22,
                                        2001            2000
                                     ----------      ----------
Net sales                            $ 124,098       $ 127,746
Costs and expenses:
  Cost of sales (exclusive of
   depreciation expense shown below)    16,637          15,586
  Selling, administrative and
   general expenses                     95,004          93,113
  Depreciation                          11,002          11,266
  Amortization                              52              61
                                     ----------      ----------
                                       122,695         120,026
                                     ----------      ----------
Income from operations                   1,403           7,720
Interest expense                         2,076           2,111
Interest income                            693             797
Other expense                            1,715             151
Other income                                35             192
                                     ----------      ----------
Earnings (loss) before income tax
  expense                               (1,660)          6,447
Income tax expense (benefit)              (581)          2,256
                                     ----------      ----------
Net earnings (loss) from continuing
  operations                            (1,079)          4,191
                                     ----------      ----------
Loss from discontinued operations
 net of income tax benefit of $314           -            (583)
                                     ----------      ----------
Net earnings (loss)                  $  (1,079)      $   3,608
                                     ==========      ==========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED) (continued)
(in thousands of dollars except share and per share amounts)
Twenty-four weeks ended July 21, 2001 and July 22, 2000
                                   Twenty-four Weeks Ended
                                 ----------------------------
                                    July 21,       July 22,
                                      2001           2000
                                 ------------    ------------
Net earnings(loss)from continuing
 operations-diluted              $     (0.14)    $      0.50
Net loss from discontinued
 operations-diluted                        -           (0.07)
                                 ------------    ------------
    Net earnings (loss)-diluted  $     (0.14)    $      0.43
                                 ============    ============
Net earnings(loss)from continuing
 operations-basic                $     (0.14)    $      0.52
Net loss from discontinued
 operations-basic                          -           (0.07)
                                 ------------    ------------
    Net earnings (loss)-basic    $     (0.14)    $      0.45
                                 ============    ============
Dividends per share              $      0.28     $      0.28
                                 ============    ============
Weighted average number of
  common and common equivalent
  shares outstanding- diluted      7,740,278       8,323,342
                                 ============    ============
Weighted average number of
  common and common equivalent
  shares outstanding- basic        7,740,278       8,096,913
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

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(Continued) (in thousands of dollars except share and per share amounts)
Twenty-four weeks ended July 21, 2001
                                                  Accum               Deferred
                                Add'l             other    Treasury   comp'n
                         Common paid-in Retained  comp'h   stock      restr'td
                         stock  capital earnings  income   at cost    stock      Total
                         ------ ------- --------- -------- ---------- -------- ----------
Balance at Feb. 3, 2001  $7,154 $44,363 $240,227  $(3,466) $(227,699) $    (7) $  60,572
                         ------ ------- --------- -------- ---------- -------- ----------
Issuance of common stock
  (247,493 shares)           99   4,481        -        -          -        -      4,580
Comprehensive income
  Net loss                    -       -   (1,079)       -          -        -
  Foreign currency
      translation             -       -        -     (454)         -        -
    Comprehensive income      -       -        -        -          -        -     (1,533)
Dividends ($0.28 per
  common share)               -       -   (2,149)       -          -        -     (2,149)
Purchase of treasury
  stock, at cost              -       -        -        -         58        -         58
Amortization of deferred
  compensation-
  restricted stock            -       -        -        -          -        3          3
                         ------ ------- --------- -------- ---------- -------- ----------
Balance at
  July 21, 2001          $7,253 $48,844 $236,999  $(3,920) $(227,641) $    (4)  $  61,531
                         ====== ======= ========= ======== ========== ========  ==========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (in thousands of dollars)
Twenty-four weeks ended July 21, 2001 and July 22, 2000
                                                24 Weeks Ended
                                             --------------------
                                              July 21,   July 22,
                                                2001       2000
                                             ---------  ---------
Cash flows provided by operating activities  $    623   $  6,930
                                             ---------  ---------
Cash flows used in financing activities:
  Repayment of long-term obligations           (8,580)         -
  Issuance of common stock to employee
    stock plans                                 4,580        733
  Cash dividends                               (2,149)    (2,317)
  Purchase of treasury stock                       58    (24,206)
                                             ---------   --------
Cash flows used in financing activities        (6,091)   (25,790)
                                             ---------   --------
Cash flows used in investing activities:
    Additions to property and equipment        (9,756)    (5,738)
    Purchase of long-term investment             (921)         -
                                             ---------   --------
    Cash flows used in investing activities   (10,677)    (5,738)
                                             ---------   --------
Effect of exchange rate changes on
  cash and cash equivalents                      (140)      (124)
                                             ---------  ---------
Net decrease in cash and cash equivalents     (16,285)   (24,722)
Cash and cash equivalents at beginning
  of year                                      38,820     49,546
                                             ---------  ---------
Cash and cash equivalents at end of period   $ 22,535   $ 24,824
                                             =========  =========
Supplemental cash flow information:
  Interest paid                              $  2,277   $  2,238
                                             =========  =========
  Income taxes paid                          $  6,436   $  7,317
                                             =========  =========

See accompanying notes to consolidated financial statements.






CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
Twenty-four weeks ended July 21, 2001 and July 22, 2000

RECONCILIATION OF NET EARNINGS TO CASH FLOWS PROVIDED BY (USED IN)
OPERATING ACTIVITIES (UNAUDITED)

                                              24 Weeks Ended
                                           --------------------
                                            July 21,  July 22,
                                              2001      2000
                                           ---------  ---------
Net earnings (loss) from operations        $ (1,079)  $  4,191

Adjustments for items not requiring cash:
  Depreciation and amortization              11,054     11,327
  Deferred income taxes                       5,833         (6)
  Deferred revenue, net of commissions       (1,353)       634
  Other                                         480      (748)

Decrease (increase) in current assets:
  Receivables and inventories                 1,647        578
  Refundable income taxes                   (11,707)      (522)
  Prepaid expenses and other current assets  (1,722)      (622)

Increase (decrease) in current liabilities:
  Accounts payable, accrued expenses and
    other liabilities                        (1,463)    (1,345)
  Income taxes                               (1,067)    (4,912)
                                            --------   --------
Cash flows from continuing operations           623      8,575
Cash flows from discontinued operations           -     (1,645)
                                            --------   --------
Cash flows provided by operating activities $   623    $ 6,930
                                            ========   ========

See accompanying notes to consolidated financial statements.








CPI CORP. NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of CPI Corp.'s (the "Company") financial position as of July 21, 2001 and February 3, 2001 and the results of its operations and changes in its cash flows for the 24 weeks ended July 21, 2001 and July 22, 2000. Certain prior year amounts have been reclassified to conform to the second quarter 2001 presentation. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's annual report on Form 10-K for its fiscal year ended February 3, 2001.

2. In April 2000, the Company announced it was negotiating to sell its Wall Decor segment, a business operated by the Company since 1993 under the name Prints Plus. As a result of the decision to exit this business, a loss of $6.4 million after taxes was recorded in fiscal year 1999 to recognize anticipated losses and related expenses in connection with the sale. The Company also classified the Wall Decor segment as a discontinued operation and reclassified prior years' financial statements to reflect this change.

    The Company had planned to complete this transaction in the summer of 2000. However, in August 2000, the Company announced that negotiations to sell its Wall Decor business had terminated and the Company was pursuing other buyers for this business. Subsequently, in April 2001, the Company announced it had signed an agreement with TRU Retail, Inc. ("TRU Retail"), a corporation formed by top management of Prints Plus, to buy the Wall Decor segment from the Company.

    As a result of these events, in fiscal year 2000, net earnings of the Company were adjusted to include a further $4.1 million after tax loss for the discontinued Wall Decor operations. This loss reflected fiscal year 2000 operating results of Wall Decor operation, the consideration to be received at the closing date of the sale, and the anticipated 2001 losses and related expenses in connection with the sale.

    On July 25, 2001 the Company announced that effective July 21, 2001, it provided TRU Retail with a $6.4 million revolving line of credit (the "Revolver"). The Revolver is fully collateralized by the assets of TRU Retail, expires on July 26, 2004, has interest charged at 1.0% over prime, and has a commitment fee of 0.5% per annum payable on the unused portion of the Revolver. The Revolver also requires TRU Retail to maintain certain financial ratios and comply with certain restrictive covenants. The Revolver will be held as a


                                  14
    long-term asset on the Company's balance sheet captioned
    "Assets of business transferred under contractual arrangements: Loan Receivable."

    Further, the Company also announced on July 25,2001, that effective July 21, 2001, the sale of the Wall Decor segment had been completed to TRU Retail for $16.0 million, which included the receipt of $11.0 million in preferred stock of TRU Retail, approximately $4.0 million in cash, $1.0 million in other consideration and the assumption of certain liabilities including the ongoing guarantee of certain operating real estate leases. To effect the close, TRU Retail drew approximately $3.6 million on the Revolver.

    Although the legal transfer of the ownership has been completed, for accounting purposes, the preferred stock, which has a mandatory redemption in January 2012 and pays 9% dividends annually, is classified as a long-term asset under the caption "Assets of business transferred under contractual arrangements: Preferred Stock" on the Company's balance sheet. In addition, in the future, the Company will assess the need for a valuation allowance and corresponding charge to income should the preferred stock become impaired due to operating losses of TRU Retail.

    Net sales of the discontinued operations for the 12-week second quarter and 24-week first half of 2000 were $12.7 million and $25.6 million, respectively. Operating losses of the discontinued operations for the 12-week second quarter and 24-week first half of 2000 were $1.8 million and $3.3 million, respectively. However, $2.4 million of anticipated losses for the Wall Decor business for the first half of 2000 were included in the $6.4 million after tax loss of discontinued operations recorded in fiscal year 1999. This resulted in recording $583,000 in losses net of income taxes in the financial statements for the second quarter and first half of 2000.















SUPPLEMENTAL CASH FLOW INFORMATION FROM DISCOUNTINUED OPERATIONS
(in thousands of dollars)
                                                 July 22, 2000
                                                   (24 weeks)
Loss from discontinued operations, net of
  income tax benefit of $314                      $    (583)
Adjustments for items not requiring cash:
    Depreciation and amortization                     2,268
Decrease (increase) in current assets:
    Receivables and inventories                         683
    Prepaid expenses and other current assets          (733)
    Reduction in loss reserve                        (1,561)
Increase in current liabilities:
    Accounts payable, accrued expenses and
      other liabilities                                (352)
Capital expenditures                                 (1,367)
                                                  ----------
     Cash flows from discontinued operations      $  (1,645)
                                                  ==========

3. States, Canada and Puerto Rico, while the Technology Development segment The Company has operations in two business segments: Portrait Studios and Technology Development. The Portrait Studios segment functions as the exclusive operator of Sears Portrait Studios with locations in the United operates an internet-based and mail order photofinishing business under the name searsphotos.com, as well as offers software programs primarily for the retail service industry use, software consulting and custom software development under the name Centrics Technology, Inc.


















SELECTED INDUSTRY SEGMENT INFORMATION (in thousands of dollars)
                                          Twelve Weeks Ended
                                    -----------------------------
                                     July 21, 2001   July 22,2000
                                    --------------- -------------
NET SALES:
  Portrait Studio                     $   59,009     $   60,845
  Technology Development                   1,431              -
  Intersegment sales                      (1,369)             -
                                      -----------    -----------
                                      $   59,071     $   60,845
                                      ===========    ===========
INCOME (LOSS) FROM OPERATIONS:
 Portrait Studio operating earnings   $    1,743     $    7,732
 Technology Development operating
   earnings                                   75           (384)
 Corporate expense                        (2,812)        (3,662)
                                      -----------    -----------
                                      $     (994)    $    3,686
                                      ===========    ===========
                                       Twenty-four Weeks Ended
                                    -----------------------------
                                     July 21, 2001   July 22,2000
                                    --------------- -------------
NET SALES:
  Portrait Studio                     $  124,022     $  127,746
  Technology Development                   1,445              -
  Intersegment sales                      (1,369)             -
                                      -----------    -----------
                                      $  124,098     $  127,746
                                      ===========    ===========
INCOME FROM OPERATIONS:
 Portrait Studio operating earnings   $    7,851     $   15,262
 Technology Development operating
  earnings                                  (691)          (734)
 Corporate expense                        (5,757)        (6,808)
                                      -----------    -----------
                                      $    1,403     $    7,720
                                      ===========    ===========
SEGMENT ASSETS:
 Portrait Studio                      $   80,898     $   92,043
 Technology Development                      901             --
 Corporate cash and cash equivalents      22,535         24,824
 Corporate other                          57,500         29,593
 Net assets of discontinued operations         -         23,627
                                      -----------    -----------
                                      $  161,834     $  170,087
                                      ===========    ===========

GEOGRAPHIC FINANCIAL INFORMATION
--------------------------------
                                Twelve Weeks Ended
                           --------------------------------
                            July 21, 2001    July 22, 2000
                           --------------    --------------
NET SALES:
 United States             $   55,011        $   56,481
 Canada                         4,060             4,364
                           --------------    --------------
                           $   59,071        $   60,845
                           ==============    ==============

                                 Twenty-four Weeks Ended
                           --------------------------------
                            July 21, 2001    July 22, 2000
                           --------------    --------------
NET SALES:
 United States             $  116,108        $  119,384
 Canada                         7,990             8,362
                           --------------    --------------
                           $  124,098        $  127,746
                           ==============    ==============
LONG-LIVED ASSETS:
 United States             $   96,058        $   85,110
 Canada                         5,334             3,755
                           --------------    --------------
                           $  101,392        $   88,865
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

FISCAL YEARS

     The Company's fiscal year ends the first Saturday of February. Accordingly, fiscal year 2000 ended February 3, 2001 and consisted of 52 weeks. The second fiscal quarters of 2001 and 2000 consisted of twelve weeks and ended July 21, 2001 and July 22, 2000, respectively.
Throughout "Management's Discussion and Analysis of Financial Condition and Results of Operation," reference to 2000 will mean the fiscal year-end 2000 and reference to second quarter 2001 and second quarter 2000 will mean the second fiscal quarter of 2001 and 2000, respectively.

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

DISCONTINUED OPERATIONS

     In April 2000, the Company announced it was negotiating to sell its Wall Decor segment, a business operated by the Company since 1993 under the name Prints Plus. As a result of the decision to exit this business, a loss of $6.4 million after taxes was recorded in fiscal year 1999 to recognize anticipated losses and related expenses in connection with the sale. The Company also classified the Wall Decor segment as a discontinued operation and reclassified prior years' financial statements to reflect this change.

     The Company had planned to complete this transaction in the summer of 2000. However, in August 2000, the Company announced that negotiations to sell its Wall Decor business had terminated and the Company was pursuing other buyers for this business. Subsequently, in April 2001, the Company announced it had signed an agreement with TRU Retail, Inc. ("TRU Retail"), a corporation formed by top management of Prints Plus, to buy the Wall Decor segment from the Company.

     As a result of these events, in fiscal year 2000, net earnings of the Company were adjusted to include a further $4.1 million after tax loss for the discontinued wall decor operations. This loss reflected fiscal year 2000 operating results of the Wall Decor operation, the consideration to be received at the closing date of the sale, and the anticipated 2001 losses and related expenses in connection with the sale.

     On July 25, 2001 the Company announced that effective July 21, 2001, it provided TRU Retail with a $6.4 million revolving line of credit (the "Revolver"). The Revolver is fully collateralized by the assets of TRU Retail, expires on July 26, 2004, has interest charged at 1.0% over prime, and has a commitment fee of 0.5% per annum payable on the unused portion of the Revolver. The Revolver also requires TRU Retail to maintain certain financial ratios and comply with certain restrictive covenants. The Revolver will be held as a long-term asset on the Company's balance sheet captioned "Assets of business transferred under contractual arrangements:
Loan Receivable."

     Further, the Company also announced on July 25,2001, that effective July 21, 2001, the sale of the Wall Decor segment had been completed to TRU Retail for $16.0 million, which included the receipt of $11.0 million in preferred stock of TRU Retail, approximately $4.0 million in cash, $1.0 million in other consideration and the assumption of certain liabilities including the ongoing guarantee of certain operating real estate leases. To effect the close, TRU Retail drew approximately $3.6 million on the Revolver.



     Although the legal transfer of the ownership has been completed, for accounting purposes, the preferred stock, which has a mandatory redemption in January 2012 and pays 9% dividends annually, is classified as a long-term asset under the caption "Assets of business transferred under contractual arrangements: Preferred Stock" on the Company's balance sheet. In addition, in the future, the Company will assess the need for a valuation allowance and corresponding charge to income should the preferred stock become impaired due to operating losses of TRU Retail.

     Net sales of the discontinued operations for the 12-week second quarter and 24-week first half of 2000 were $12.7 million and $25.6 million, respectively. Operating losses of the discontinued operations for the 12-week second quarter and 24-week first half of 2000 were $1.8 million and $3.3 million, respectively. However, $2.4 million of anticipated losses for the Wall Decor business for the first half of 2000 were included in the $6.4 million after tax loss of discontinued operations recorded in fiscal year 1999. This resulted in recording $583,000 in losses net of income taxes in the financial statements for the second quarter and first half of 2000.

STOCK REPURCHASES

     Under various authorizations from the Company's Board of Directors to acquire shares of its outstanding common stock through purchases at management's discretion from time to time at acceptable market prices, in the second quarter of 2000, the Company purchased 299,300 shares of stock for $6.8 million at an average stock price of $22.62. For the first two quarters of 2000, 1,029,700 shares of stock were repurchased for $24.2 million. No stock was repurchased in the first two quarters of 2001.

     Acquired shares are held as treasury stock and will be available for general corporate purposes. The weighted average shares outstanding have been adjusted to reflect the changes in shares outstanding resulting from the repurchase of the Company's common stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS - RESULTS OF OPERATIONS
------------------------------------------------------------
TWELVE WEEKS ENDED JULY 21,2001 COMPARED TO TWELVE WEEKS ENDED
JULY 22, 2000

Net Sales
---------
     Overall, net sales decreased from $60.8 million for the second quarter of 2000, to $59.1 million, or 2.9%, for the second quarter of 2001.

     Net sales for the second quarter 2001 for the Portrait Studios segment were $59.0 million, down 3.0% from the $60.8 million recorded for the same time period in 2000. The 3.5% decrease in customer traffic was offset by the 0.7% increase in average sales per customer and the impact of the recognition of deferred revenues arising from the Smile Savers Plan(R). Before consideration of the recognition of deferred revenues from the Smile Savers program, sales would have decreased 4.3% in second quarter 2001 from 2000 levels.

     Net sales for the Technology Development segment were $1.4 million for the second quarter 2001. There were no second quarter 2000 sales for Technology Development. Included in net sales are intersegment sales from Technology Development to Portrait Studios of $1.3 million in second quarter 2001. There were no intersegment sales between the two segments in second quarter 2000.

Income (Loss) From Operations
-----------------------------
     Income from operations decreased from $3.7 million for second quarter 2000 to a $1.0 million loss from operations for second quarter 2001 primarily as a result of lower operating earnings in the Portrait Studio segment.

     In the Portrait Studio segment, operating earnings decreased from $7.7 million in second quarter 2000 to $1.7 million in second quarter 2001. Although decreased sales were the primary factor contributing to this change, increased labor costs, advertising costs and cost of sales also decreased operating earnings in second quarter 2001 compared to second quarter 2000.

     In the Technology Development segment, operating earnings increased to $75,000 for second quarter 2001 from an operating loss of $384,000 recorded in second quarter 2000 due to intersegment sales.

     General corporate expenses were slightly lower from $3.7 million in second quarter 2000 to $2.8 million in second quarter of 2001 due primarily to lower bonuses.

Interest Expense, Interest Income, Other Expense and Other Income
-----------------------------------------------------------------
     Interest expense, interest income, other expense and other income were relatively unchanged from second quarter 2000 compared to second quarter 2001.

Income Tax Expense (Benefit)
----------------------------
     Income tax expense decreased from $1.1 million in second quarter 2000 to an income tax benefit of $603,000 in second quarter 2001 as a result of decreased earnings.

Net Earnings (Loss)
-------------------
     Net earnings decreased from $1.4 million in second quarter

22
2000, which included $583,000 in net loss from discontinued operations, to a net loss of $1.1 million in second quarter 2001 due to the various factors previously noted.

TWENTY-FOUR WEEKS ENDED JULY 21,2001 COMPARED TO
  TWENTY-FOUR WEEKS ENDED JULY 22, 2000

Net Sales
---------
     Overall, net sales decreased from $127.7 million for the first two quarters of 2000, to $124.1 million, or 2.9%, for the first two quarters of 2001.

     Net sales for the first two quarters 2001 for the Portrait Studios segment were $124.0 million, down from the $127.7 million recorded for the same time period in 2000. The 5.1% decrease in customer traffic was offset by the 2.3% increase in average sales per customer and the favorable impact of the recognition of deferred revenues arising from the Smile Savers Plan(R). Before consideration of the recognition of deferred revenues from the Smile Savers program, sales would have decreased 4.6% in the first two quarters 2001 from 2000 levels.

     Net sales for the Technology Development segment were $1.4 million for the first two quarters of 2001. There were no sales for Technology Development in the first two quarters of 2000. Included in net sales are intersegment sales from Technology Development to Portrait Studios of $1.3 million for the first two quarters of 2001. There were no intersegment sales between the two segments for the first two quarters of 2000.

Income From Operations
----------------------
     Income from operations decreased from $7.7 million for the first two quarters 2000 to $1.4 million for the first two quarters 2001 primarily as a result of lower operating earnings in the Portrait
Studio segment.

     In the Portrait Studio segment, operating earnings decreased from $15.3 million in the first two quarters 2000 to $7.9 million in 2001. Although decreased sales were the primary factor contributing to this change, increased labor costs and cost of sales also decreased operating earnings in the first two quarters 2001 compared to the first two quarters 2000.

     In the Technology Development segment, operating losses were relatively unchanged from $734,000 in the first two quarters 2000 to $691,000 in the first two quarters 2001.

     General corporate expenses were slightly lower from $6.8 million in the first two quarters 2000 to $5.8 million in the first two quarters of 2001 due primarily to lower bonuses.

Interest Expense, Interest Income, Other Expense and Other Income
-----------------------------------------------------------------

     Interest expense, interest income and other income were relatively unchanged from the first two quarters 2000 compared to the first two quarters 2001.

       The increase in other expense from $151,000 in the first two quarters 2000 to $1.7 million in the first two quarters 2001 reflected the costs in the first two quarters 2001 related to the retirement of Alyn V. Essman and recruitment of J. David Pierson as Chairman and Chief Executive Officer.

Income Tax Expense (Benefit)
----------------------------
     Income tax expense decreased from $2.3 million in the first two quarters 2000 to an income tax benefit of $581,000 in the first two quarters 2001 as a result of decreased earnings.

Net Earnings (Loss)
-------------------
     Net earnings decreased from $3.6 million in the first two quarters 2000, which included $583,000 in net loss from discontinued operations, to a net loss of $1.1 million in the first two quarters 2001 due to the various factors previously noted.

MANAGEMENT'S DISCUSSION AND ANALYSIS - FINANCIAL CONDITION
----------------------------------------------------------

ASSETS

     Total assets decreased 8.0% at the end of second quarter 2001 from year-end 2000 reflecting lower cash and cash equivalents, due to the schedule payments of debt, increased capital expenditures and seasonal cash demands, and lower inventories, due to improved inventory management, offset by higher refundable income taxes caused by seasonal tax payments and quarterly losses.

LIABILITIES

     Total liabilities decreased 13.0% at the end of second quarter 2001 from year-end 2000, reflecting the scheduled payment on long-term debt, reductions in deferred supplementary retirement benefits due to the retirement of the Company's chairman, and seasonal decreases in accrued bonuses, payroll and sales tax liabilities and deferred revenue created under the Smile Savers Plan(R).

STOCKHOLDERS' EQUITY

     Stockholders' equity increased 1.6% for second quarter 2001 from year-end 2000 as the $4.6 million issuance of common stock under various employee stock plans was only partially offset by the distribution of $2.2 million in dividends and second quarter 2001 net losses of $1.1 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS - CASH FLOWS
-------------------------------------------------
     During the first two quarters of 2001, the Company provided $623,000 in internal funds from operations. Cash flow used in financing activities during this timeframe amounted to $6.1 million which included the payment of $8.6 million of long-term debt obligations under the $60.0 million Senior Note Agreement and $2.2 million in dividends, offset by the issuance of $4.6 million in common stock to employee stock plans. The $10.7 million of cash flows used in investing activities included $9.8 million in capital expenditures. The net result of these transactions was a $16.6 million decrease in cash and cash equivalents during the first two uarters 2001.

     Although the Company had previously announced in its Annual Report to Shareholders that planned capital expenditures for fiscal year 2001 would be approximately $30.0 million, the Company now believes the 2001 level will closer to $24.0 million, primarily due to fewer equipment and systems upgrades.

     Through operating cash flows and existing cash and cash equivalents, the Company believes it has sufficient liquidity over the course of the coming year to meet cash requirements for operations, scheduled principle payments on long-term debt, planned capital expenditures and dividends to shareholders.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign exchange rates.
The Company's debt obligations have primarily fixed interest rates; therefore, the Company's exposure to changes in interest rates is minimal. The Company's exposure to changes in foreign exchange rates relates to the Canadian operations, which is minimal, as these operations constitute 8.1% of the Company's total assets and 6.4% of the Company's total sales.

PART II    OTHER INFORMATION
----------------------------

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Annual Meeting of Shareholders was held in St.
           Louis, Missouri on Thursday, June 7, 2001. The following items were voted on and the results are listed below:

           a) The following individuals were elected to the Company's Board of Directors:

RESULTS OF VOTES FOR DIRECTORS
                                    SHARES FOR   SHARES WITHHELD
                                    ----------   ---------------
               Russell Isaak        6,424,962        229,154
               Lee Liberman         6,406,862        247,254
               Patrick J. Morris    6,424,962        229,154
               J. David Pierson     6,408,462        245,654
               Nicholas L. Reding   6,408,462        245,654
               Martin Sneider       6,407,862        246,254
               Robert Virgil        6,408,462        245,654

           b) The Board of Directors' appointment of KPMG LLP to audit the Company's accounts for the 2001 fiscal year was approved by a vote of 6,603,643 shares in favor, 46,859 shares opposed and 3,614 shares abstaining.

           c) A Resolution to provide for an Annual Incentive Program for Chairman and Chief Executive Officer, President and Senior Executive Vice Presidents was approved by a vote of 5,903,944 shares in favor, 732,448 shares opposed and 17,723 shares abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) EXHIBITS

            The following exhibits are being filed as part of this
            Report:

            Exhibit 10.38 - First Amendment to Revolving Credit
                            Agreement

            Exhibit 10.39 - Loan Agreement among TRU Retail, Inc.,
                            Prints Plus, Inc. and Consumer
                            Programs, Incorporated

            Exhibit 10.40 - Stock Purchase Agreement among
                            Ridgedale Prints Plus, Inc. and TRU
                            Retail, Inc.

            Exhibit 10.41 - Exhibit B, Certificate of Designation,
                            Preferences and Rights of Series A
                            Preferred Stock of TRU Retail, Inc.

            Exhibit 11.0  - Computation of Earnings per Common
                            Share

         b) REPORTS ON FORM 8-K

            - On April 30, 2001, CPI Corp. issued a press release
              announcing the sale of Prints Plus to TRU Retail, Inc.

            - On June 1, 2001, CPI Corp. issued a press release
              announcing first quarter FY 2001 results.

            - On July 26, 2001, CPI Corp. issued a press release
              announcing the completion of the sale of Prints
              Plus to TRU Retail, Inc.

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





                                         CPI Corp.
                                       (Registrant)




                             By:   /s/ Barry Arthur
                                  ---------------------------
                                   Barry Arthur
                                   Authorized Officer and
                                   Principal Financial Officer

Dated:  August 31, 2001

                              CPI CORP.

                             EXHIBIT INDEX

              (PAGE NUMBERS REFER TO PAPER DOCUMENT ONLY)

Exhibit 10.38 - First Amendment to Revolving Credit
                 Agreement                                    30

Exhibit 10.39 - Loan Agreement among TRU Retail, Inc.,
                 Prints Plus, Inc. and Consumer Programs,
                 Incorporated                                 31

Exhibit 10.40 - Stock Purchase Agreement among Ridgedale
                 Prints Plus, Inc. and TRU Retail, Inc.       32

Exhibit 10.41 - Exhibit B, Certificate of Designation,
                 Preferences and Rights of Series A
                 Preferred Stock of TRU Retail, Inc.          33

Exhibit 11.0  - CPI Corp. Computation of Earnings per
                 Common Share                              34-37




