Form 10-Q
period 2001-11-10
CPI CORP
filed 2001-12-21
CIK 25354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.   20549

                           FORM 10-Q

        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                            CPI CORP.
                            ---------

              For the Quarter Ended November 10, 2001
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

     As of December 20, 2001 there were 7,947,340 shares of the Registrant's common stock outstanding.






(PAGE NUMBERS REFER TO PAPER DOCUMENT ONLY)

                         TABLE OF CONTENTS
                         -----------------

PART 1.   FINANCIAL INFORMATION                        PAGE(S)
-------------------------------                        -------

Item 1.   Financial Statements
          - Interim Condensed Consolidated Balance
              Sheets - For November 10, 2001 and
              February 3, 2001                             3-5
          - Interim Condensed Consolidated
              Statements of Earnings - For the 16 and
              40 Weeks Ended November 10, 2001 and
              November 11, 2000                            6-9
          - Interim Condensed Consolidated Statements
              of Changes in Stockholders' Equity -
              For the 52 Weeks Ended February 3, 2001
              and for the 40 Weeks Ended November 10,
              2001                                       10-11
          - Interim Condensed Consolidated Statements
              of Cash Flows - For the 40 Weeks Ended
              November 10, 2001 and November 11, 2000    12-13
          - Notes to the Interim Condensed
              Consolidated Financial Statements          14-18

Item 2.   Management's Discussions and Analysis of
            Results of Operations, Financial
            Condition and Cash Flow                      19-27

Item 3.   Quantitative and Qualitative Disclosures
           About Market Risk                                27


PART II.  OTHER INFORMATION
--------------------------

Item 6.   Exhibits and Reports on Form 8-K                  28

          Signature                                         29

          Index to Exhibits                                 30








                              PART 1
                       FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS- ASSETS
(UNAUDITED) (in thousands of dollars)

                                       Nov. 10,     Feb. 3,
                                         2001        2001
                                      ---------    --------
Current assets:
  Cash and cash equivalents           $  23,099    $ 38,820
  Receivables, less allowance of
   $869 and $241, respectively           17,109       9,306
  Inventories                            10,995      10,997
  Prepaid expenses and other current
   assets                                 8,240       6,013
  Refundable income taxes                11,832           -
  Deferred tax assets                         -       5,266
                                       --------    --------
     Total current assets                71,275      70,402
                                       --------    --------
Net property and equipment               69,090      72,603
Net assets of discontinued operations         -      16,011
Assets of business transferred
  under contractual arrangements:
    Preferred stock less valuation
     allowance of $402                   10,902           -
    Loan receivable                       5,171           -
Other assets, net of amortization of
  $1,350 and $1,321, respectively        15,439      16,896
                                       --------    --------
     Total assets                      $171,877    $175,912
                                       ========    ========

See accompanying notes to consolidated financial statements.










CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS -
LIABILITIES AND STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands of dollars)
                                       Nov. 10,       Feb. 3,
                                         2001          2001
                                       --------     ---------
Current liabilities:
  Current maturities of long-term debt $  8,580     $   8,580
  Accounts payable                       12,024         9,388
  Accrued employment costs               10,986        11,159
  Accrued deferred revenue                8,817        10,192
  Sales taxes payable                     2,975         2,799
  Accrued advertising expense             5,744         1,328
  Accrued expenses and other
   liabilities                            7,556         5,049
  Income taxes                                -         1,067
  Deferred income taxes                     992             -
                                       --------      --------
Total current liabilities                57,674        49,562
                                       --------      --------
Long-term debt                           42,619        51,142
Other liabilities                         7,931        11,670
Long-term deferred revenue                3,060         2,966
                                       --------      --------
    Total liabilities                  $111,284      $115,340
                                       --------      --------

See accompanying notes to consolidated financial statements.

















CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS -
LIABILITIES AND STOCKHOLDERS' EQUITY (UNAUDITED) (continued)
(in thousands of dollars)
                                       Nov. 10,      Feb. 3,
                                         2001         2001
                                      ---------    -----------

Stockholders' equity:
  Preferred stock, no par value,
   1,000,000 shares authorized; no
   shares outstanding                        -             -
  Preferred stock, Series A, no par
   value                                     -             -
  Common stock, $0.40 par value,
   50,000,000 shares authorized;
   18,165,243 and 17,885,645 shares
   outstanding at Nov. 10, 2001 and
   Feb. 3, 2001, respectively            7,266         7,154
  Additional paid-in capital            49,317        44,363
  Retained earnings                    236,047       240,227
  Accumulated other comprehensive
   income                               (4,359)       (3,466)
                                     ----------   -----------
                                       288,271       288,278
  Treasury stock at cost, 10,238,235
   and 10,242,035 shares at Nov. 10,
   2001 and Feb. 3, 2001,
   respectively                       (227,641)     (227,699)
  Unamortized deferred compensation-
   restricted stock                        (37)           (7)
                                     ----------   -----------
  Total stockholders' equity            60,593        60,572
                                     ----------   -----------
  Total liabilities and stockholders'
   equity                            $ 171,877    $  175,912
                                     ==========   ===========

See accompanying notes to consolidated financial statements.








CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(in thousands of dollars except share and per share amounts)
Sixteen weeks ended November 10, 2001 and November 11, 2000
                                        Sixteen Weeks Ended
                                     --------------------------
                                      Nov. 10,        Nov. 11,
                                        2001            2000
                                     ----------      ----------
Net sales                            $  96,872       $  96,453
Costs and expenses:
  Cost of sales (exclusive of
   depreciation expense shown below)    12,774          11,036
  Selling, administrative and
   general expenses                     75,749          72,218
  Depreciation                           7,212           7,429
  Amortization                              35              40
                                     ----------      ----------
                                        95,770          90,723
                                     ----------      ----------
Income from operations                   1,102           5,730
Interest expense                         1,228           1,425
Interest income                            314             486
Other expense                              402             260
Other income                               335              15
                                     ----------      ----------
Earnings (loss) before income tax
  expense                                  121           4,546
Income tax expense (benefit)               (32)          1,591
                                     ----------      ----------
Net earnings (loss) from continuing
  operations                               153           2,955
                                     ----------      ----------
Net loss from discontinued operations
  net of income tax benefit of $1,776        -          (3,297)
                                     ----------      ----------
Net earnings (loss)                  $     153       $    (342)
                                     ==========      ==========


See accompanying notes to consolidated financial statements.




CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED) (...continued)
(in thousands of dollars except share and per share amounts)
Sixteen weeks ended November 10, 2001 and November 11, 2000
                                     Sixteen Weeks Ended
                                 ----------------------------
                                   Nov. 10,        Nov. 11,
                                     2001            2000
                                 ------------    ------------
Net earnings (loss) from
  continuing operations-diluted  $      0.02     $      0.37
Net loss from discontinued
  operations - diluted                     -           (0.41)
                                 ------------    ------------
    Net earnings (loss)-diluted  $      0.02     $     (0.04)
                                 ============    ============
Net earnings (loss) from
  continuing operations-basic    $      0.02     $      0.38
Net loss from discontinued
  operations - basic                       -           (0.42)
                                 ------------    ------------
    Net earnings (loss)-basic    $      0.02     $     (0.04)
                                 ============    ============
Dividends per share              $      0.14     $      0.14
                                 ============    ============
Weighted average number of
  common and common equivalent
  shares outstanding- diluted      7,982,501       7,922,530
                                 ============    ============
Weighted average number of
  common and common equivalent
  shares outstanding- basic        7,912,532       7,702,466
                                 ============    ============

See accompanying notes to consolidated financial statements.











CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(in thousands of dollars except share and per share amounts)
Forty weeks ended November 10, 2001 and November 11, 2000
                                         Forty Weeks Ended
                                     --------------------------
                                      Nov. 10,        Nov. 11,
                                        2001            2000
                                     ----------      ----------
Net sales                            $ 220,970       $ 224,199
Costs and expenses:
  Cost of sales (exclusive of
   depreciation expense shown below)    29,411          26,622
  Selling, administrative and
   general expenses                    170,754         165,331
  Depreciation                          18,213          18,695
  Amortization                              87             101
                                     ----------      ----------
                                       218,465         210,749
                                     ----------      ----------
Income from operations                   2,505          13,450
Interest expense                         3,304           3,536
Interest income                          1,008           1,284
Other expense                            2,117             411
Other income                               370             207
                                     ----------      ----------
Earnings (loss) before income tax
  expense                               (1,538)         10,994
Income tax expense (benefit)              (613)          3,848
                                     ----------      ----------
Net earnings (loss) from continuing
  operations                              (925)          7,146
                                     ----------      ----------
Loss from discontinued operations
  net of income tax benefit of $2,090        -          (3,880)
                                     ----------      ----------
  Net earnings (loss)                $    (925)      $   3,266
                                     ==========      ==========

See accompanying notes to consolidated financial statements.





CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED) (...continued)
(in thousands of dollars except share and per share amounts)
Forty weeks ended November 10, 2001 and November 11, 2000
                                      Forty Weeks Ended
                                 ----------------------------
                                   Nov. 10,        Nov. 11,
                                     2001            2000
                                 ------------    ------------
Net earnings (loss) from
  continuing operations-diluted  $     (0.12)    $      0.88
Net loss from discontinued
  operations - diluted                     -           (0.48)
                                 ------------    ------------
    Net earnings (loss)-diluted  $     (0.12)    $      0.40
                                 ============    ============
Net earnings (loss) from
  continuing operations-basic    $     (0.12)    $      0.90
Net loss from discontinued
  operations - basic                       -           (0.49)
                                 ------------    ------------
    Net earnings (loss)-basic    $     (0.12)    $      0.41
                                 ============    ============

Dividends per share              $      0.42     $      0.42
                                 ============    ============
Weighted average number of
  common and common equivalent
  shares outstanding- diluted      7,809,179       8,163,017
                                 ============    ============
Weighted average number of
  common and common equivalent
  shares outstanding- basic        7,809,179       7,939,134
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

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED) (Continued)
(in thousands of dollars except share and per share amounts)
Forty weeks ended November 10, 2001
                                                  Accum               Deferred
                                Add'l             other    Treasury   comp'n
                         Common paid-in Retained  comp'h   stock      restr'td
                         stock  capital earnings  income   at cost    stock      Total
                         ------ ------- --------- -------- ---------- -------- ----------
Balance at Feb. 3, 2001  $7,154 $44,363 $240,227  $(3,466) $(227,699) $    (7) $  60,572
                         ------ ------- --------- -------- ---------- -------- ----------
Issuance of common stock
  (279,598 shares)          112   4,954        -        -          -      (36)     5,030
Comprehensive income
  Net loss                    -       -     (925)       -          -        -
  Foreign currency
      translation             -       -        -     (893)         -        -
    Comprehensive income      -       -        -        -          -        -     (1,818)
Dividends ($0.42 per
  common share)               -       -   (3,255)       -          -        -     (3,255)
Purchase of treasury
  stock, at cost              -       -        -        -         58        -         58
Amortization of deferred
  compensation-
  restricted stock            -       -        -        -          -        6          6
                         ------ ------- --------- -------- ---------- -------- ----------
Balance at
  Nov. 10, 2001          $7,266 $49,317 $236,047  $(4,359) $(227,641) $   (37) $  60,593
                         ====== ======= ========= ======== ========== ======== ==========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH
FLOWS (UNAUDITED) (in thousands of dollars)
Forty weeks ended November 10, 2001 and November 11, 2000
                                               40 Weeks Ended
                                            --------------------
                                             Nov. 10,   Nov. 11,
                                               2001       2000
                                            ---------  ---------
Cash flows provided by operating activities $  9,327   $ 17,781
                                            ---------  ---------
Cash flows used in financing activities:
  Repayment of long-term obligations          (8,580)         -
  Issuance of common stock to employee
    stock plans                                5,066        744
  Cash dividends                              (3,255)    (3,401)
  Purchase of treasury stock                      58    (27,710)
                                            ---------   --------
Cash flows used in financing activities       (6,711)   (30,367)
                                            ---------   --------
Cash flows used in investing activities-
  Additions to property and equipment        (14,701)    (9,497)
  Purchase of long-term investment            (1,776)    (6,419)
  Loan receivable                             (1,557)         -
                                            ---------   --------
Cash flows used in investing activities      (18,034)   (15,916)
                                            ---------   --------
Effect of exchange rate changes on
  cash and cash equivalents                     (303)      (404)
                                            ---------  ---------
Net decrease in cash and cash equivalents    (15,721)   (28,906)

Cash and cash equivalents at beginning of
  year                                        38,820     49,546
                                            ---------  ---------
Cash and cash equivalents at end of period  $ 23,099   $ 20,640
                                            =========  =========
Supplemental cash flow information:
  Interest paid                             $  2,302   $  2,238
                                            =========  =========
  Income taxes paid                         $  6,794   $ 10,194
                                            =========  =========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
Forty weeks ended November 10, 2001 and November 11, 2000

RECONCILIATION OF NET EARNINGS TO CASH FLOWS PROVIDED BY (USED
IN) OPERATING ACTIVITIES (UNAUDITED)

                                               40 Weeks Ended
                                            --------------------
                                             Nov. 10,   Nov. 11,
                                               2001       2000
                                            ---------  ---------
Net earnings (loss) from continuing
  operations                                $   (925)  $  7,146

Adjustments for items not requiring cash:
  Depreciation and amortization               18,300     18,796
  Deferred income taxes                        5,703       (339)
  Deferred revenue, net of commissions        (1,096)       803
  Other                                          909       (855)

Decrease (increase) in current assets:
  Receivables and inventories                 (7,800)    (8,922)
  Refundable income taxes                    (11,832)    (1,858)
  Prepaid expenses and other current assets   (2,427)    (1,830)

Increase (decrease) in current liabilities:
  Accounts payable, accrued expenses and
    other liabilities                          9,562     11,599
  Income taxes                                (1,067)    (4,912)
                                             --------   --------
Cash flows from continuing operations          9,327     19,628
Cash flows from discontinued operations            -     (1,847)
                                            ---------   --------
Cash flows provided by operating activities $  9,327    $17,781
                                            =========   ========


See accompanying notes to consolidated financial statements.






CPI CORP. NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of CPI Corp.'s (the "Company") financial position as of November 10, 2001 and February 3, 2001 and the results of its operations and changes in its cash flows for the 40 weeks ended November 10, 2001 and November 11, 2000. Certain prior year amounts have been reclassified to conform to the third quarter 2001 presentation. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's annual report on Form 10-K for its fiscal year ended February 3, 2001.

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

    On July 25, 2001 the Company announced that effective July 21, 2001, it provided TRU Retail with a $6.4 million revolving line of credit (the nRevolvern). The Revolver is fully collateralized by the assets of TRU Retail, expires on July 26, 2004, has interest charged at 1.0% over prime, and has a commitment fee of 0.5% per annum payable on the unused portion of the Revolver. The Revolver also requires TRU Retail to maintain certain financial ratios and comply with certain restrictive covenants. The Revolver will be held as a long-term asset on the Company's balance sheet captioned
    "Assets of business transferred under contractual arrangements: Loan Receivable."

    Further, the Company also announced on July 25,2001, that effective July 21, 2001, the sale of the Wall Decor segment had been completed to TRU Retail for $16.0 million, which included the receipt of $11.0 million in preferred stock of TRU Retail, approximately $4.0 million in cash, other consideration netting to $1.0 million and the assumption of certain liabilities including the ongoing guarantee of certain operating real estate leases. To effect the close, TRU Retail drew approximately $3.6 million on the Revolver. At the end of third quarter 2001, TRU Retail had net borrowings of $5.2 million under the Revolver.

    Although the legal transfer of the ownership has been completed, for accounting purposes, the preferred stock, which has a mandatory redemption in January 2012 and pays 9% dividends annually, is classified as a long-term asset under the caption "Assets of business transferred under contractual arrangements: Preferred Stock" on the Company's balance sheet. As a result of the Company's continuing financial interest in TRU Retail, the Company is required to follow a modified equity method of accounting, which requires losses incurred by TRU Retail be reflected in the Company's financials as a valuation allowance and corresponding charge to income. However, any future profitability within TRU Retail's fiscal year can be used to offset this quarterly valuation. As a result, in third quarter 2001, the Company recorded $402,000 as a valuation allowance and charge to income included in "Other expense" to reflect losses incurred by TRU Retail from July 22, 2001 through November 10, 2001. In addition, accrued preferred stock dividends of $305,000 have been recorded as an increase to the preferred stock and in "Other income."

    Net sales of the discontinued operations for the 16-week third quarter and 40-week first three quarters of 2000 were $18.6 million and $44.2 million, respectively. Operating losses of the discontinued operations for the 16-week third quarter and 40-week first three quarters of 2000 were $837,000 and $4.1 million, respectively. However, $2.4 million of anticipated losses for the Wall Decor business for the first three quarters of 2000 were included in the $6.4 million after tax loss of discontinued operations recorded in fiscal year 1999. This resulted in recording $544,000 and $1.1 million in losses net of income taxes in the financial statements for the third quarter and first three quarters of 2000, respectively. In addition, in third quarter 2000, net earnings of the Company were adjusted to include a $2.8 million after tax loss to adjust the valuation of the Wall
    Decor segment to its estimated fair value.

CPI CORP. SUPPLEMENTAL CASH FLOW INFORMATION FROM DISCONTINUED
OPERATIONS (in thousands of dollars)
                                             Nov. 11, 2000
                                             -------------
                                               (40 weeks)
Loss from discontinued operations,
  net of income tax benefit of $2,090        $   (3,880)
Adjustments for items not requiring cash:
  Depreciation and amortization                   3,722
Decrease (increase) in current assets:
   Receivables and inventories                     (532)
   Prepaid expenses and other current assets         37
   Reduction in loss reserve                     (1,561)
   Reduction in value of assets held for
    resale                                        4,541
Increase in current liabilities:
   Accounts payable, accrued expenses
    and other liabilities                          (435)
   Deferred tax benefit                          (1,589)
Capital expenditures                             (2,150)
                                             -----------
Cash flows from discontinued operations      $   (1,847)
                                             ===========

3.  The Company has operations in two business segments:
    Portrait Studios and Technology Development. The Portrait Studios segment functions as the exclusive operator of Sears Portrait Studios with locations in the United States, Canada and Puerto Rico, while the Technology Development segment operates an internet-based and mail order photofinishing business under the name searsphoto.com. as well as offers software programs primarily for the retail service industry use, software consulting and custom software development under the name Centrics Technology, Inc.









CPI CORP. SELECTED INDUSTRY SEGMENT INFORMATION
(in thousands of dollars)
                                          Sixteen Weeks Ended
                                     ----------------------------
                                     Nov. 10, 2001  Nov. 11, 2000
                                     -------------  -------------
NET SALES:
 Portrait Studio                      $     96,711   $     96,453
 Technology Development                        933              -
 Intersegment sales                           (772)             -
                                      -------------  -------------
                                      $     96,872   $     96,453
                                      =============  =============
INCOME (LOSS) FROM OPERATIONS:
 Portrait Studio operating earnings   $      5,337   $     10,966
 Technology Development operating
  earnings                                    (487)          (670)
 Corporate expense                          (3,748)        (4,566)
                                      -------------  -------------
                                      $      1,102   $      5,730
                                      =============  =============
                                           Forty Weeks Ended
                                      ----------------------------
                                      Nov. 10, 2001  Nov. 11, 2000
                                      -------------  -------------
NET SALES:
 Portrait Studio                      $    220,734   $    224,199
 Technology Development                      2,377              -
 Intersegment sales                         (2,141)             -
                                      -------------  -------------
                                      $    220,970   $    224,199
                                      =============  =============
INCOME FROM OPERATIONS:
 Portrait Studio operating earnings    $    13,188   $     26,229
 Technology Development operating
  earnings                                  (1,178)        (1,405)
 Corporate expense                          (9,505)       (11,374)
                                      -------------  -------------
                                      $      2,505   $     13,450
                                      =============  =============
                                      Nov. 10, 2001  Nov. 11, 2000
                                      -------------  -------------
SEGMENT ASSETS:
 Portrait Studio                      $     88,662   $     99,649
 Technology Development                      1,316              -
 Corporate cash and cash equivalents        23,099         20,640
 Corporate other                            58,800         38,761
 Net assets of discontinued operations           -         19,094
                                      -------------  ------------
                                      $    171,877   $    178,144
                                      =============  =============














CPI CORP. GEOGRAPHIC FINANCIAL INFORMATION
------------------------------------------
                                Sixteen Weeks Ended
                           -----------------------------
                           Nov. 10, 2001   Nov. 11, 2000
                           -------------   -------------
NET SALES:
 United States             $    89,759     $    89,204
 Canada                          7,113           7,249
                           -------------   -------------
                           $    96,872     $    96,453
                           =============   =============
                                 Forty Weeks Ended
                           -----------------------------
                           Nov. 10, 2001   Nov. 11, 2000
                           -------------   -------------
NET SALES:
 United States             $   205,867     $   208,588
 Canada                         15,103          15,611
                           -------------   -------------
                           $   220,970     $   224,199
                           =============   =============
                           Nov. 10, 2001   Nov. 11, 2000
                           -------------   -------------
LONG-LIVED ASSETS:
 United States             $    95,422     $    87,703
 Canada                          5,180           3,818
                           -------------   -------------
                           $   100,602     $    91,521
                           =============   =============

4. On December 4, 2001, the Company announced that Russ Isaak, President, and Pat Morris, Senior Executive Vice President and President of the Company's Portrait Studio Division, will retire from their positions and resign from CPI Corp.'s Board of Directors effective February 2, 2002, the end of the Company's fiscal year. Both have agreed to continue to serve the Company in consulting roles. The Company estimates $1.6 million in an after-tax nonrecurring charge to income will be made in the fourth quarter for this event.







ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSES OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS - OVERVIEW
-----------------------------------------------
SAFE HARBOR STATEMENTS UNDER PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995

    The statements contained in this report, and in particular in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section, which are not historical facts, are forward-looking statements that involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements, such as the CPI Corp.'s ("the Company's") outlook for Sears Portrait Studios, future cash requirements, capital expenditures and future obligations connected to the retirement of certain key executives, are only predictions or expectations; actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to: customer demand for the Company's products and services, the overall level of economic activity in the Company's major markets, competitors' actions, manufacturing interruptions, dependence on certain suppliers, changes in the Company's relationship with Sears, Roebuck and Company ("Sears") and the condition and strategic planning of Sears, fluctuations in operating results, the attractions and retention of qualified personnel and other risks as may be described in the Company's filings with the Securities and Exchange Commission, including its form 10-K for the year ended February 3, 2001.

FISCAL YEARS

     The Company's fiscal year ends the first Saturday of February. Accordingly, fiscal year 2000 ended February 3, 2001 and consisted of 52 weeks. The third fiscal quarters of 2001 and 2000 consisted of sixteen weeks and ended November 10, 2001 and November 11, 2000, respectively. Throughout "Management's Discussion and Analysis of Financial Condition and Results of Operation," reference to 2000 will mean the fiscal year-end 2000 and reference to third quarter 2001 and third quarter 2000 will mean the third fiscal quarter of 2001 and 2000, respectively.

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

     Further, the Company also announced on July 25,2001, that effective July 21, 2001, the sale of the Wall Decor segment had been completed to TRU Retail for $16.0 million, which included the receipt of $11.0 million in preferred stock of TRU Retail, approximately $4.0 million in cash, other consideration netting to $1.0 million and the assumption of certain liabilities including the ongoing guarantee of certain operating real estate leases. To effect the close, TRU Retail drew approximately $3.6 million on the Revolver. At the end of third quarter 2001, TRU Retail had net borrowings of $5.2 million under the Revolver.

     Although the legal transfer of the ownership has been completed, for accounting purposes, the preferred stock, which has a mandatory redemption in January 2012 and pays 9% dividends annually, is classified as a long-term asset under the caption "Assets of business transferred under contractual arrangements:
Preferred Stock" on the Company's balance sheet. As a result of the Company's continuing financial interest in TRU Retail, the Company is required to follow a modified equity method of accounting, which requires losses incurred by TRU Retail be reflected in the Company's financials as a valuation allowance and corresponding charge to income. However, any future profitability within TRU Retail's fiscal year can be used to offset this quarterly valuation. As a result, in third quarter 2001, the Company recorded $402,000 as a valuation allowance and charge to income included in "Other expense" to reflect losses incurred by TRU Retail from July 22, 2001 through November 10, 2001. In addition, accrued preferred stock dividends of $305,000 have been recorded as an increase to the preferred stock and "Other income."

     Net sales of the discontinued operations for the 16-week third quarter and 40-week first three quarters of 2000 were $18.6 million and $44.2 million, respectively. Operating losses of the discontinued operations for the 16-week third quarter and 40-week first three quarters of 2000 were $837,000 and $4.1 million, respectively. However, $2.4 million of anticipated losses for the Wall Decor business for the first three quarters of 2000 were included in the $6.4 million after tax loss of discontinued operations recorded in fiscal year 1999. This resulted in recording $544,000 and $1.1 million in losses net of income taxes in the financial statements for the third quarter and first three quarters of 2000, respectively. In addition, in third quarter 2000, net earnings of the Company were adjusted to include a $2.8 million after tax loss to adjust the valuation of the Wall Decor segment to its estimated fair value.

STOCK REPURCHASES
     Under various authorizations from the Company's Board of Directors to acquire shares of its outstanding common stock through purchases at management's discretion from time to time at acceptable market prices, in the third quarter of 2000, the Company purchased 156,505 of stock for $3.5 million at an average stock price of $22.39. For the first three quarters of 2000, 1,186,205 shares of stock were repurchased for $27.7 million. No stock was repurchased in the first three quarters of 2001.

     Acquired shares are held as treasury stock and will be available for general corporate purposes. The weighted average shares outstanding have been adjusted to reflect the changes in shares outstanding resulting from the repurchase of the Company's common stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS - RESULTS OF OPERATIONS
------------------------------------------------------------

SIXTEEN WEEKS ENDED NOVEMBER 10,2001 COMPARED TO
     SIXTEEN WEEKS ENDED NOVEMBER 11, 2000

Net Sales
---------
     Overall, net sales were $96.9 million for the third quarter of 2001, relatively unchanged from the $96.5 million in net sales recorded for the third quarter of 2000.

     Specifically, net sales for the third quarter 2001 for the Portrait Studios segment were $96.7 million, up 0.3% from the $96.5 million recorded for the same time period in 2000. Like many other retailers, the tragic events of September 11, 2001 resulted in decreased customer traffic in the Portrait Studios for several weeks. Management believes the negative impact on sales during the three weeks in September following those events was $1.4 million. Management also believes there may have been a continuing negative impact after that time, but due to special broadcast media advertising done at the end of September and early October, the effect on sales attributable to those events is cloudy.

     In addition, customer traffic for the third quarter of 2001 was negatively effected by the change in observance of Veterans Day, a traditionally strong day for Portrait Studios. In third quarter 2000, Veterans Day was observed on Friday, November 9, 2000, where as in 2001, the observance was Monday, November 12, 2001, a date in the Company's fourth fiscal quarter.

     Notwithstanding these events and due in part to a special advertising campaign conducted in late September and early October, customer traffic for Portrait Studios increased 0.8% in the third quarter of 2001 compared to the same timeframe in 2000. This increase was offset by the 0.5% decrease in average sales per customer.

     Net sales for the Technology Development segment were $933,000 for the third quarter 2001. There were no third quarter 2000 sales for Technology Development. Included in net sales are intersegment sales from Technology Development to Portrait Studios of $772,000 in third quarter 2001. There were no intersegment sales between the two segments in third quarter 2000.






Income (Loss) From Operations
-----------------------------
     Income from operations decreased from $5.7 million for third quarter 2000 to $1.1 million for third quarter 2001 primarily as a result of lower operating earnings in the Portrait Studio segment.

     In the Portrait Studio segment, operating earnings decreased from $11.0 million in third quarter 2000 to $5.3 million in third quarter 2001 primarily as a result of increases in:
     1.) advertising costs, due to a special $2.1 million advertising campaign conducted during the end of September and beginning of October, which was designed to combat previous year-to-date weak sales by drawing more customers into the Portrait Studios prior to the Christmas busy season, but due at least in part to the events of September 11, did not generate anticipated sales levels;
     2.) labor costs, due to normal wage increases and to increased employment hours due in part to anticipated sales that were to result from the special advertising campaign and restored customer service and other critical functions cut too deeply last year and;
     3.) cost of goods sold, due to increased packaging and shipping costs, which resulted from operational changes in the method of shipping to field locations from the home office, and higher manufacturing overhead costs.

     In the Technology Development segment, operating losses were relatively unchanged at $487,000 for third quarter 2001 compared to operating loss of $670,000 recorded in third quarter 2000.

     General corporate expenses were lower in the third quarter of 2001 at $3.7 million compared to the $4.6 million recorded in the third quarter 2000 due primarily to lower bonuses.

Interest Expense, Interest Income, Other Expense and Other Income
-----------------------------------------------------------------
     Due to the scheduled repayment of long-term debt in second quarter of fiscal 2001, third quarter 2001 interest expense of $1.2 million was down from the $1.4 million recorded in the comparable period of 2000. In addition, other income was up in third quarter of 2001 as a result of the $305,000 accrued dividends on the preferred stock.

     However, these changes were partially offset by an increase in other expense, as the $402,000 valuation allowance applied to the TRU Retail preferred stock in the third quarter of 2001, was greater than the $260,000 litigation costs incurred in connection with a terminated merger agreement in 1999 recorded in the third quarter of 2000. Interest income was relatively unchanged from third quarter 2000 compared to third quarter 2001.

Income Tax Expense (Benefit)
----------------------------
     Income tax expense decreased from $1.6 million in third quarter 2000 to an income tax benefit of $32,000 in third quarter
2001 as a result of decreased earnings and the tax preferred treatment of the preferred stock dividends.

Net Earnings (Losses)
---------------------
     Net losses decreased from $342,000 recorded in third quarter
2000, which included $3.3 million in net loss from discontinued operations, to net earnings of $153,000 in third quarter 2001 due to the various factors previously noted.

FORTY WEEKS ENDED NOVEMBER 10, 2001 COMPARED TO FORTY WEEKS ENDED
   NOVEMBER 11, 2000

Net Sales
---------
     Overall, net sales decreased from $224.2 million for the first three quarters of 2000, to $221.0 million, or 1.4%, for the first three quarters of 2001.

     Net sales for the first three quarters 2001 for the Portrait Studios segment were $220.7 million, down 1.6% from the $224.2 million recorded for the same time period in 2000. The 2.5% decrease in customer traffic was only partially offset by the 1.0% increase in average sales per customer and the favorable impact of the recognition of deferred revenues arising from the Smile Savers Plan(R). Before consideration of the recognition of deferred revenues from the Smile Savers program, sales would have decreased 2.5% in the first three quarters 2001 from 2000 levels.

     Net sales for the Technology Development segment were $2.4 million for the first three quarters of 2001. There were no sales for Technology Development in the first three quarters of 2000. Included in net sales are intersegment sales from Technology Development to Portrait Studios of $2.2 million for the first three quarters of 2001. There were no intersegment sales between the two segments for the first three quarters of 2000.

Income From Operations
----------------------
     Income from operations decreased from $13.5 million for the first three quarters 2000 to $2.5 million for the first three quarters 2001 primarily as a result of lower operating earnings in the Portrait Studio segment.

     In the Portrait Studio segment, operating earnings decreased from $26.2 million in the first three quarters 2000 to $13.2 million in 2001. Although decreased sales contributed to this change, increased labor costs, due to increased employment hours and pay rates, increased advertising costs, due to the special advertising campaign, and increased packing and shipping costs, due to more shipments to the field and higher rates, also decreased operating earnings in the first three quarters 2001 compared to the first three quarters 2000.

     In the Technology Development segment, operating losses were relatively unchanged from $1.4 million in the first three quarters 2000 to $1.2 million in the first three quarters 2001.

     General corporate expenses declined from $11.4 million in the first three quarters 2000 to $9.5 million in the first three quarters of 2001 due primarily to lower bonuses.

Interest Expense, Interest Income, Other Expense and Other Income
-----------------------------------------------------------------

     Interest expense, interest income and other income were relatively unchanged from the first three quarters 2000 compared to the first three quarters 2001.

     The increase in other expense from $411,000 in the first three quarters 2000 to $2.1 million in the first three quarters 2001 reflected the $1.7 million in costs in the first quarter of 2001 primarily related to the retirement of Alyn V. Essman, the Company's former Chairman and Chief Executive Officer, and the $402,000 valuation allowance applied to the TRU Retail preferred stock in the third quarter of 2001.

Income Tax Expense (Benefit)
----------------------------
     Income tax expense decreased from $3.8 million in the first three quarters 2000 to an income tax benefit of $613,000 in the first three quarters 2001 as a result of decreased earnings and the tax preferred treatment of the preferred stock dividends.

Net Earnings (Loss)
-------------------
     Net earnings decreased from $3.3 million in the first three quarters 2000, which included $3.9 million in net loss from discontinued operations, to a net loss of $925,000 in the first three quarters 2001 due to the various factors previously noted.

Subsequent Events
-----------------
On December 4, 2001, the Company announced that Russ Isaak,
President, and Pat Morris, Senior Executive Vice President and
President of the Company's Portrait Studio Division, will retire from their positions and resign from CPI Corp.'s Board of Directors effective February 2, 2002, the end of the Company's fiscal year. Both have agreed to continue to serve the Company in consulting roles. The Company estimates $1.6 million in an after-tax nonrecurring charge to income will be made in the fourth quarter for this event.

MANAGEMENT'S DISCUSSION AND ANALYSIS - FINANCIAL CONDITION
----------------------------------------------------------

ASSETS

     Total assets decreased 2.3% at the end of third quarter 2001 from year-end 2000, reflecting lower cash and cash equivalents, due to the increased capital expenditures and the scheduled payment of debt, being only partially offset by higher refundable income taxes, caused by the application of loss carry-forwards relating to the sale of Prints Plus, and seasonally higher receivables.

LIABILITIES

     Total liabilities decreased 3.5% at the end of third quarter
2001 from year-end 2000, reflecting the scheduled payment on long-term debt, and reductions in deferred supplementary retirement benefits due to the retirement of the Companyns chairman, partially offset by seasonal increases in accounts payable, accrued advertising expenses and accrued expenses and other liabilities.

STOCKHOLDERS' EQUITY

     Stockholders' equity was relatively unchanged for third quarter 2001 from year-end 2000 as the $5.1 million issuance of common stock under various employee stock plans was partially offset by the distribution of $3.3 million in dividends and the fiscal 2001 year-to-date net losses of $925,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS - CASH FLOWS
-------------------------------------------------

     During the first three quarters of 2001, the Company provided $9.3 million in internal funds from operations. Cash flow used in financing activities during this timeframe amounted to $6.7 million, which included the payment of $8.6 million of long-term debt obligations under the $60.0 million Senior Note Agreement and $3.3 million in dividends, offset by the issuance of $5.1 million in common stock to employee stock plans. The $18.0 million of cash flows used in investing activities included $14.7 million in capital expenditures. The net result of these transactions was a


$15.7 million decrease in cash and cash equivalents during the first three quarters 2001.

     Although the Company had previously announced in its Annual Report to Shareholders that planned capital expenditures for fiscal year 2001 would be approximately $30.0 million, the Company now believes the 2001 level will be closer to $18.0 million, primarily due to fewer equipment and systems upgrades.

     Through operating cash flows and existing cash and cash equivalents, the Company believes it has sufficient liquidity over the course of the coming year to meet cash requirements for operations, scheduled principle payments on long-term debt, planned capital expenditures and dividends to shareholders.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

     Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign exchange rates. The Company's debt obligations have primarily fixed interest rates; therefore, the Company's exposure to changes in interest rates is minimal. The Company's exposure to changes in foreign exchange rates relates to the Canadian operations, which is minimal, as these operations constitute 7.6% of the Company's total assets and 6.8% of the Company's total sales.
























                     PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) EXHIBITS:

            The following exhibits are being filed as part of this Report:

            Exhibit 10.42 - Material Contract:
                            Employment Agreement by and
                            between Jack Krings and CPI
                            Corp.

            Exhibit 10.43 - Second Amendment to Revolving
                            Credit Agreement

            Exhibit 11.0  - Computation of Earnings per Common
                            Share

         b) REPORTS ON FORM 8-K

            - On August 23, 2001, CPI Corp. reported the issuance
              of a press release dated August 21, 2001 announcing second quarter results.

            - On September 6, 2001, CPI Corp. reported the
              issuance of a press release dated September 4, 2001 announcing the appointment of a new senior executive vice president for studio operations.





















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





                                         CPI Corp.
                                       (Registrant)




                             By:  /s/ Barry Arthur
                                  ---------------------------
                                   Barry Arthur
                                   Authorized Officer and
                                   Principal Financial Officer

Dated:  December 21, 2001






















                              CPI CORP.

                             EXHIBIT INDEX


Exhibit 10.42  - Material Contract:                        31
                 Employment Agreement by and between
                 Jack Krings and CPI Corp.

Exhibit 10.43  - Second Amendment to Revolving Credit      32
                 Agreement

Exhibit 11.0   - Computation of Earnings per Common     33-36
                 Share

































EXHIBIT 10.42


(This exhibit has been filed with the Securities and Exchange
Commission and is retained at the office of the Company.)















                          Material Contract:
                 Employment Agreement by and between
                       Jack Krings and CPI Corp.




























EXHIBIT 10.43


(This exhibit has been filed with the Securities and Exchange
Commission and is retained at the office of the Company.)















              Second Amendment to Revolving Credit Agreement






























EXHIBIT 11.0 - COMPUTATION OF EARNINGS PER COMMON SHARE

CPI CORP. COMPUTATION OF EARNINGS PER COMMON SHARE - DILUTED
(in thousands of dollars or shares except per share amounts)
Sixteen Weeks Ended Nov. 10, 2001 and Nov. 11, 2000
                                           Sixteen Weeks Ended
                                         ----------------------
                                          Nov. 10,     Nov. 11,
                                            2001         2000
                                         ---------    ---------
Diluted:
  Net earnings (loss) applicable to
    common shares:
      From continuing operations         $    153     $  2,955
      From discontinued operations              -       (3,297)
                                         ---------    ---------
        Net earnings (loss)              $    153     $   (342)
                                         =========    =========
Shares:
  Weighted average number of
    common shares outstanding              18,151       17,828
  Shares issuable under employee
    stock plans - weighted average             33           38
  Dilutive effect of exercise of
    certain stock options                      37          183
  Less: Treasury stock-weighted average   (10,238)     (10,126)
                                         ---------    ---------
  Weighted average number of common and
    common equivalent shares outstanding    7,983        7,923
                                         =========    =========
Net earnings (loss) per common and
    common equivalent shares:
      From continuing operations         $   0.02     $   0.37
      From discontinued operations              -        (0.41)
                                         ---------    ---------
        Net earnings (loss)              $   0.02     $  (0.04)
                                         =========    =========











EXHIBIT 11.0 - COMPUTATION OF EARNINGS PER COMMON SHARE
               (continued)

CPI CORP. COMPUTATION OF EARNINGS PER COMMON SHARE - DILUTED
(in thousands of dollars or shares except per share amounts)
Forty Weeks Ended Nov. 10, 2001 and Nov. 11, 2000
                                            Forty Weeks Ended
                                         -----------------------
                                          Nov. 10,     Nov. 11,
                                            2001         2000
                                         ---------    ---------
Diluted:
  Net earnings (loss) applicable to
    common shares:
      From continuing operations         $   (925)    $  7,146
      From discontinued operations              -       (3,880)
                                         ---------    ---------
        Net earnings (loss)              $   (925)    $  3,266
                                         =========    =========
Shares:
  Weighted average number of
    common shares outstanding              18,049       17,824
  Shares issuable under employee
    stock plans - weighted average              -*          35
  Dilutive effect of exercise of
    certain stock options                       -*         189
  Less: Treasury stock-weighted average   (10,240)      (9,885)
                                         ---------    ---------
  Weighted average number of common and
    common equivalent shares outstanding    7,809        8,163
                                         =========    =========
Net earnings (loss) per common and
    common equivalent shares:
      From continuing operations         $  (0.12)    $   0.88
      From discontinued operations              -        (0.48)
                                         ---------    ---------
        Net earnings (loss)              $  (0.12)    $   0.40
                                         =========    =========

* The dilutive effect of stock options in the amount of 71,518 shares and 34,017 shares issuable under employee stock plans were not considered as the effect is antidilutive.




EXHIBIT 11.0 - COMPUTATION OF EARNINGS PER COMMON SHARE
               (continued)

CPI CORP. COMPUTATION OF EARNINGS PER COMMON SHARE - BASIC
(in thousands of dollars or shares except per share amounts)
Sixteen Weeks Ended Nov. 10, 2001 and Nov. 11, 2000

                                           Sixteen Weeks Ended
                                         -----------------------
                                          Nov. 10,     Nov. 11,
                                            2001         2000
                                         ---------    ---------
Basic:
  Net earnings (loss) applicable to
    common shares:
      From continuing operations         $    153     $  2,955
      From discontinued operations              -       (3,297)
                                         ---------    ---------
        Net earnings (loss)              $    153     $   (342)
                                         =========    =========
Shares:
  Weighted average number of
    common shares outstanding              18,151       17,828
  Less:  Treasury stock - weighted
    average                               (10,238)     (10,126)
                                         ---------    ---------
  Weighted average number of common
    and common equivalent shares
    outstanding                             7,913        7,702
                                         =========    =========
Net earnings (loss) per common and
    common equivalent shares:
      From continuing operations         $   0.02     $   0.38
      From discontinued operations              -        (0.42)
                                         ---------    ---------
        Net earnings (loss)              $   0.02     $  (0.04)
                                         =========    =========










EXHIBIT 11.0 - COMPUTATION OF EARNINGS PER COMMON SHARE
               (continued)

CPI CORP. COMPUTATION OF EARNINGS PER COMMON SHARE - BASIC
(in thousands of dollars or shares except per share amounts)
Forty Weeks Ended Nov. 10, 2001 and Nov. 11, 2000

                                            Forty Weeks Ended
                                         -----------------------
                                          Nov. 10,     Nov. 11,
                                            2001         2000
                                         ---------    ---------
Basic:
  Net earnings (loss) applicable to
    common shares:
      From continuing operations         $   (925)    $  7,146
      From discontinued operations              -       (3,880)
                                         ---------    ---------
        Net earnings (loss)              $   (925)    $  3,266
                                         =========    =========
Shares:
  Weighted average number of
    common shares outstanding              18,049       17,824
  Less:  Treasury stock - weighted
    average                               (10,240)      (9,885)
                                         ---------    ---------
  Weighted average number of common
    and common equivalent shares
    outstanding                             7,809        7,939
                                         =========    =========
Net earnings (loss) per common and
    common equivalent shares:
      From continuing operations         $  (0.12)    $   0.90
      From discontinued operations              -        (0.49)
                                         ---------    ---------
        Net earnings (loss)              $  (0.12)    $   0.41
                                         =========    =========





