Form 10-K
period 2002-02-02
CPI CORP
filed 2002-05-01
CIK 25354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(D) of the
    Securities Exchange Act of 1934

    For the fiscal year ended February 2, 2002

                                  OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934 [No Fee Required]

    For the transition period from ________   to ________

                     COMMISSION FILE NUMBER 1-10204

                               CPI CORP.
     (Exact name of registrant as specified in its charter)

             DELAWARE                      43-1256674
   (State or other jurisdiction of      (I.R.S. employer
    incorporation or organization)       identification no.)

    1706 WASHINGTON AVENUE, ST. LOUIS, MISSOURI    63103-1790
     (Address of principal executive offices)      (Zip code)

(Registrant's telephone number including area code) (314) 231-1575

  Securities registered pursuant to Section 12(b) of the Act:

     COMMON STOCK $.40 PAR VALUE     NEW YORK STOCK EXCHANGE
         Title of each class          Name of each exchange
                                       on which registered

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.   [  ]

Aggregate market value of the registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange - Composite Transaction Listing on April
12, 2002 ($17.00 per share): $128,397,056.

As of April 12, 2002, 8,034,111 shares of the common stock, $0.40 par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held June 6, 2002 are incorporated by reference into Part III of this Report.






























                    (THIS PAGE LEFT INTENTIONALLY BLANK)




























               (PAGE NUMBERS REFER TO PAPER DOCUMENT ONLY)

                            TABLE OF CONTENTS

PART I

Item 1.   Business                                           4
Item 2.   Properties                                        10
Item 3.   Legal Proceedings                                 11
Item 4.   Results of Votes of Security Holders              12

PART II

Item 5.   Market for Registrant's common stock and
           Related Stockholder Matters                      13
Item 6.   Selected Financial Data                           14
Item 7.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations    17
Item 7A.  Quantitative and Qualitative Disclosures About
           Market Risk                                      26
Item 8.   Financial Statements and Supplementary Data       27
Item 9.   Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure           63

PART III

Item 10.  Directors, Executive Officers, Promoters, and
           Control Persons of the Registrant                65
Item 11.  Executive Compensation                            65
Item 12.  Security Ownership of Certain Beneficial Owners
           and Management                                   65
Item 13.  Certain Relationships and Related Transactions    65

PART IV

Item 14.  Exhibits, Financial Statement Schedules and
           Reports on Form 8-K                              66
          Signatures                                        72















     THE STATEMENTS CONTAINED IN THIS REPORT, AND IN PARTICULAR IN THE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" SECTION THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION ACT OF 1995, AND INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, SUCH AS THE COMPANY'S OUTLOOK FOR PORTRAIT STUDIOS, FUTURE CASH REQUIREMENTS, COMPLIANCE WITH DEBT COVENANTS, VALUATION ALLOWANCES, AND CAPITAL EXPENDITURES, ARE ONLY PREDICTIONS OR EXPECTATIONS; ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY AS A RESULT OF RISKS FACING THE COMPANY. SUCH RISKS INCLUDE, BUT ARE NOT LIMITED TO: CUSTOMER DEMAND FOR THE COMPANY'S PRODUCTS AND SERVICES, THE OVERALL LEVEL OF ECONOMIC ACTIVITY IN THE COMPANY'S MAJOR MARKETS, COMPETITORS' ACTIONS, MANUFACTURING INTERRUPTIONS, DEPENDENCE ON CERTAIN SUPPLIERS, CHANGES IN THE COMPANY'S RELATIONSHIP WITH SEARS AND THE CONDITION AND STRATEGIC PLANNING OF SEARS, FLUCTUATIONS IN OPERATING RESULTS, THE CONDITION OF PRINTS PLUS, INC., THE ATTRACTIONS AND RETENTION OF QUALIFIED PERSONNEL AND OTHER RISKS AS MAY BE DESCRIBED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THIS FORM 10-K FOR THE YEAR ENDED FEBRUARY 2, 2002.

                            PART I
ITEM I.   BUSINESS

PRODUCTS AND SERVICES

     CPI Corp. is a holding company primarily engaged, through its subsidiaries, in the development and marketing of consumer services and related products through a network of centrally managed, small retail locations. Founded in 1942, CPI Corp. became a publicly held company in 1982 and has operations in two business segments:
Portrait Studios and Technology Development. Unless the context otherwise requires, references herein to "the Company" or "CPI Corp." mean CPI Corp., its consolidated subsidiaries and their predecessor companies.

Portrait Studios Segment
------------------------

     Within the Portrait Studio segment, the Company operates 1,031 studios as of February 2, 2002 and is the exclusive operator of all Sears Portrait Studios in the United States, Canada and Puerto Rico. The Company is materially dependent upon the continued goodwill of Sears, Roebuck and Company ("Sears") and the integrity of the Sears name in the retail marketplace. The Company believes its relations with Sears are excellent and that they have been beneficial to both companies. (See "Dependence" later in this section for a more detailed discussion.)

     As a leader in the professional portrait photography of pre-school children market, the Company provides its customers with a professional portrait studio experience and offers a variety of products tailored to maximize customer satisfaction. Portraits range from wallet size to 16" by 20", with the availability of Portrait Creations(R), greeting cards and passport photos. The Company also provides photo accessories, such as picture frames and photo albums, and services that include the Portrait Preview

System and Smile Savers Plan(R). The Smile Savers Plan(R) is a program designed to increase repeat visits and develop long-term customer loyalty by allowing customers to pay a one-time fee for unlimited visits for a two-year period.

     The strategic objectives of the Portrait Studio segment are to increase market share and profitability through the following initiatives:
     -  create an engaging and inviting studio experience,
     -  use sophisticated, targeted marketing,
     -  build customer focus and
     -  build strategic alliances.

Technology Development Segment
------------------------------

     Over the last several years, the Company has allocated resources to develop unique computer software platforms, such as the Store Automation System, that improved the portrait studio experience, streamlined workflow in the studio environment and provided a flexible, scalable platform to develop future products. In 2000, the Company more fully committed to this investment in technology by forming a wholly-owned subsidiary, Centrics Technology, Inc., committed to the full-time development of business computer software for both the Portrait Studio segment and other third-party business, and to treat this business as a separate Technology Development Segment. The Company has retained within the Portrait Studio segment and corporate services area the information technology services needed to support existing field systems, develop applications for corporate use, administer and support technical systems, desktop services and data center operations, and provide data, voice and data security architecture for the Company's overall information technology systems.

     Although there were some third-party computer software sales in fiscal years 1998 and 1999, prior to fiscal year 2000, the majority of software products developed by the Technology Development segment were for the Portrait Studio segment. However, in January 2001, the Company announced the formation of searsphotos.com, a new Sears-licensed business offering on-line photofinishing and archiving for customers of Sears and Sears Portrait Studios. The new imaging service allows customers to preserve, share and use portrait images in conjunction with their personally created images and other memorabilia, creating digital archives through a Sears sponsored internet-based system maintained and marketed by the Company. Actual photofinishing processes are outsourced to a third party vendor. (See "Dependence" later in this section for a more detailed discussion on the Sears license.)

     Consequently, within the Technology Development segment, the Company markets an internet-based, mail-order photofinishing business under the name searsphotos.com and offers software programs primarily for retail service industry use, software consulting and custom software development under the name Centrics Technology,
Inc.

     The Technology Development group's strategic objectives are to support the marketing of searsphotos.com, support and develop software for Portrait Studios and develop commercial software for other retail enterprises.
                              5

Supplier Relationships
----------------------

       In the Portrait Studio operations, the Company purchases photographic paper, film and chemistry, from three major manufacturers. In the Technology Development segment, the Company has an agreement for standard film developing and pricing as well as other digital services with one vendor. The Company purchases other equipment and materials for all its operations from a number of suppliers and is not dependent upon any other supplier for any specific kind of equipment.

     The Company has had no difficulty in the past obtaining sufficient materials to conduct its businesses and believes its relationships with suppliers are good.

Intellectual Property
---------------------

     The Company owns numerous registered service marks and trademarks, including Portrait Creations(R) and Smile Savers Plan(R), which have been registered with the United States Patent and Trademark Office. The Company's rights to these trademarks in conjunction with Sears Portrait Studio will continue as long as the Company complies with the usage, renewal filing and other legal requirements relating to the renewal of trademarks.

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

Dependence
----------

     The Company has enjoyed a strong relationship with Sears for over 40 years, as evidenced by having been awarded the prestigious "Partners in Progress" award several times since the inception of the award. In 1998, Sears also honored the Company with the "Chairman's Award" in recognition of significant product innovations. In 1996, the Company was the sole recipient of the newly created Sears "Golden Opportunities" award for the most responsive handling of customer complaints of all its licensees.

     As a Sears licensee, the Company enjoys the benefits of using the Sears name, access to prime retail locations, Sears' daily cashiering and bookkeeping system, store security services and customers' ability to use their Sears credit cards to purchase products or services, for which Sears bears all credit and authorization risk.

     As of February 2, 2002, the Company operated 855 full-line
Sears Portrait Studios in the United States and, except in connection with store closings, has never had Sears terminate the operation of any portrait studio under any license agreement.

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

     As of February 2, 2002, the Company also operated 53 freestanding studios in the United States that operate under the Sears name in retail malls that are without a Sears store. In addition to mall rent, the Company pays Sears a license fee of 7.5% of total annual net sales per studio in these locations. The Company provides all studio furniture, equipment, fixtures, leasehold improvements and advertising. The Company is also responsible for hiring, training and compensating Company employees. These studios benefit from inclusion in advertising that promotes Sears department store studios in the market. The license agreement with Sears for these remote studios was amended on November 10, 1999, extending the term to December 31, 2008.

     As of February 2, 2002, all 120 Canadian studios operate under a license agreement with Sears Canada, Inc., a subsidiary of Sears. The agreement, originally negotiated in 1977, renews automatically on a year-to-year basis but is terminable by either party on 60 days' notice. The license fee is 15% of total annual net sales. Pursuant to the license agreement, the Company provides all studio furniture, equipment, fixtures, leasehold improvements, and advertising and is responsible for hiring, training and compensating Company employees.

     The Company further expanded its relationship with Sears and the Sears Portrait Studio business through a Development and License Agreement, dated January 31, 2001 and expiring
December 31, 2008, which deals with the development and operation of an Internet-based business related to photofinishing, archiving and related services, now known as searsphotos.com.

Competitive Conditions
----------------------

     The Company Portrait Studio segment operates within the professional portrait photography industry, primarily specializing in preschool children's portraits. In this business, the Company competes with a number of companies that operate fixed-location, traveling and freestanding photography studios. Independent professional photographers also compete with the Company in various locations. The Company believes that its portrait photography products and services are competitive in terms of price, quality and convenience of purchase with similar products of its competitors.

     The Technology Development segment operates within the photofinishing and custom computer software fields - both highly fragmented and specialized fields. In the photofinishing field, the Company believes its products and services are competitive in terms of price, quality and convenience with similar products of its competitors. Since few companies have specialized in delivering store information systems to United States based retailers as the Technology Development segment has, the Company has no basis for analyzing competitive conditions as applicable to its custom computer software business.



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

Employees
---------

     At February 2, 2002, the Company had approximately 7,200 employees, of which approximately 4,400 were part-time or temporary employees. The Company's employees are not members of any union, and the Company has experienced no work stoppages. The Company believes that its relations with its employees are good.

Other Businesses
----------------

WALL DECOR

     In July 2001, the Company announced it had sold its discontinued Wall Decor segment, a business formally operated by the Company under the name Prints Plus that offered value-priced prints, posters, frames and framing services to consumers. The following summarizes the Company's operations in the Wall Decor segment.

     May 1993-     purchased 102 Prints Plus store locations from
                   Melville Corporation for $14.7 million

     April 2000-   announced sale of segment by summer of 2000,
                   classification of segment as a discontinued operation, and recognition of $6.4 million after taxes in anticipated losses and related expenses in fiscal year 1999 in connection with the sale

     August 2000-  announced negotiations to sell Wall Decor
                   business had terminated and other buyers were being pursued

     April 2001-   announced signed agreement with TRU Retail,
                   Inc. to buy the Wall Decor segment and
                   recognition of a further $4.1 million after tax loss for the discontinued operations in fiscal year 2000

     July 2001-    announced providing TRU Retail Inc. with a
                   $6.4 revolving line of credit

     July 2001-    announced sale of Wall Decor segment to TRU
                   Retail, Inc. for $16.0 million, which included receipt of $11.0 million in Preferred Security of TRU Retail Inc., $4.0 million in cash, other consideration netting to $1.0 million and the assumption of certain liabilities

     January 2002- TRU Retail, Inc. merged into Prints Plus, Inc.

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

     October 1997- Sold remaining 49% interest to Eastman Kodak
                   Company.


                    -----------------------------


     Further financial information on continuing and discontinued operations of the Company is in Part II, Item 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", and Part II, Item 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA".










ITEM 2.   PROPERTIES

     The following table sets forth certain information concerning the Company's principal facilities:

PRINCIPAL FACILITIES - CPI CORP.

                      APPROXIMATE
                        AREA IN           PRIMARY      OWNERSHIP
 LOCATION             SQUARE FEET          USES        OR LEASE
-------------------   -----------  ------------------  ---------
St. Louis, Missouri      270,000   Administration and  Owned (5)
                                    Photoprocessing
St. Louis, Missouri      155,000   Parking Lots        Owned (6)
St. Louis, Missouri       57,574   Warehousing         Leased(1)
St. Louis, Missouri       20,150   Warehousing         Leased(2)
Brampton, Ontario         40,000   Administration,     Owned (7)
                                    Warehousing and
                                    Photoprocessing
Las Vegas, Nevada         21,922   Photoprocessing     Leased(3)
Thomaston, Connecticut    25,000   Administration and  Owned (8)
                                    Photoprocessing
St. Louis, Missouri       14,000   Administration      Leased(4)

(1) Lease term expires on June 30, 2002. Segment use: corporate and Portrait Studio
(2) Lease term expires on June 13, 2002.  Segment use: corporate
(3) Lease term expires on May 31, 2002.   Segment use: Portrait
     Studio
(4) Lease term expires on February 29, 2004.  Segment use:
     Technology Development
(5) Segment use: corporate, Portrait Studio
(6) Segment use: corporate
(7) Segment use: Portrait Studio
(8) Segment use: Portrait Studio

     As of February 2, 2002, the Company operated 855 portrait studios in Sears stores in the United States pursuant to the license agreements with Sears, 120 studios in Canada under a separate license agreement with Sears Canada, Inc. and 56 portrait studios in shopping centers without Sears stores, which are generally leased for at least three years with some having renewal options. See Part I, Item 1. "BUSINESS, Dependence" for more information on the Sears license agreements.

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












































ITEM 4.   RESULTS OF VOTES OF SECURITY HOLDERS

     No matters were submitted to stockholders for a vote during the fourth quarter of fiscal year 2001.
















































PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

(a) PRICE RANGE OF COMMON STOCK AND DIVIDENDS
    -----------------------------------------

    Since April 17, 1989, the Company's common stock has been traded on the New York Stock Exchange under the symbol CPY. The following tables set forth the high and low sales prices of the common stock reported by the New York Stock Exchange and the dividend declared for each full quarterly period during the Company's last two fiscal years.

    FISCAL YEAR 2001
    (ending Feb. 2, 2002)       HIGH        LOW        DIVIDEND
    ---------------------     --------    --------     --------
    First Quarter             $  21.99    $  18.50     $  0.14
    Second Quarter               24.50       18.10        0.14
    Third Quarter                21.70       13.65        0.14
    Fourth Quarter               18.90       15.50        0.14

    FISCAL YEAR 2000
    (ending Feb. 3, 2001)
    ---------------------
    First Quarter             $  24.94    $  22.38     $  0.14
    Second Quarter               25.69       20.06        0.14
    Third Quarter                25.94       19.13        0.14
    Fourth Quarter               24.13       19.06        0.14

(b) SHAREHOLDERS OF RECORD
    ----------------------

    As of April 12, 2002, the market price of the Registrant's common stock was $17.00 per share with 8,034,111 shares outstanding and 1,818 holders of record.

(c) DIVIDENDS
    ---------

    The Company intends, from time to time, to pay cash dividends on its common stock, as its Board of Directors deems appropriate, after consideration of the Company's operating results, financial condition, cash requirements, general business conditions and such other factors as the Board of Directors deems relevant.




ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA
FINANCIAL HIGHLIGHTS (1) (in millions of dollars)
--------------------
                                            2001     2000     1999
   1998     1997
                                            ----     ----     ----
   ----     ----
INCOME DATA
  Net sales                                $318.9   $320.4   $319.1

 $325.5   $303.7
  Income from cont. operations               16.1     26.1      6.7

   28.4     29.2
  Net interest expense (2)                    2.4      2.9      1.7

    0.9      2.0
  Other income (expense) (3) (4) (6)         (4.2)    (0.1)
(0.1)     5.3      2.2
  Gain (loss) on sale of interest
   in Photofinishing segment (5)                -        -
-        -     (4.2)
  Interest in joint venture (5)                 -        -
-        -     (3.3)
  Income taxes                                3.3      8.1      1.7

   11.5      8.6
  Net earnings from continuing operations     6.2     15.1      3.2

   21.3     13.3

For more detailed financial information and for the definition of capitalized terms, see Part II, Item 7. "MANAGEMENT'S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

(1) In 1999, the Company classified the Wall Decor segment as a discontinued operation and reclassified the prior years' consolidated financial statements to reflect this change.
(2) In 1998 and 1997, $2.8 million and $1.1 million, respectively, amortization for interest income was recognized from the Promissory
 Note from Kodak.
(3) In 1999, 1998 and 1997, the Company recognized $3.2 million, $5.0 million and $1.8 million, respectively, in other income from the Noncompete Agreement.
(4) In 2001, 2000 and 1999, the Company, recognized $218,000 in income and $145,000 and $3.5 million in expense, respectively, in other expense for costs related to the termination of the Merger Agreement.
(5) In October 1997, the Company recorded a $4.2 million loss before taxes on the sale of its remaining interest in the joint venture formed in October 1996.
(6) In 2001 and 2000, the Company recognized $4.5 million and $175,000, respectively, in other expense related to the retirement of various employees.

FINANCIAL HIGHLIGHTS (1) (continued)
--------------------
                                            2001     2000     1999
   1998     1997
                                            ----     ----     ----
   ----     ----
PER SHARE
  Net earnings from continuing
    operations - diluted (2)               $ 0.77   $ 1.87   $ 0.32

 $ 2.08   $ 1.12
  Net earnings from continuing
    operations - basic (2)                   0.78     1.92     0.33

   2.14     1.14
  Dividends                                  0.56     0.56     0.56

   0.56     0.56
  Avg. shares outstanding
   (millions of shares)-diluted              7.9      8.1     10.0
   10.2     11.8
  Avg. shares outstanding
   (millions of shares)-basic                7.8      7.9      9.7
    9.9     11.6

For more detailed financial information see Part II, Item 7.
"MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

(1) In 1999, the Company classified the Wall Decor segment as a discontinued operation and reclassified the prior years' consolidated financial statements to reflect this change.
(2) The Company recorded the repurchase of 1,211,124 shares of common stock for $28.3 million in 2000, 1,166,650 shares of common stock for $28.2 million in 1999, 252,214 shares of common stock for $5.4 million in 1998 and 2,059,499 shares of common stock for $47.7 million in 1997.







FINANCIAL HIGHLIGHTS (1) (in millions of dollars) (continued)
--------------------
                                            2001     2000     1999
  1998     1997
                                            ----     ----     ----
  ----     ----
BALANCE SHEET
  Cash and cash equivalents (2)            $ 46.6   $ 38.8   $ 49.5

 $ 76.0   $ 15.3
  Current assets                             77.8     70.4     81.5

  113.7     94.4
  Net fixed assets                           63.7     72.6     84.9

  111.1    124.7
  Net assets of discontinued
   operation                                    -     16.0     23.2

    -        -
  Assets of business transferred
   under contractual arrangements(3)         11.6        -       -
      -        -
  Other assets (4)                           19.6     16.9      9.7

  9.9      9.7
  Total assets                              172.7    175.9    199.3

234.7    228.8
  Current liabilities                        50.3     49.6     42.1

 36.7     47.4
  Other liabilities                          14.4     14.6     16.3


   21.9     19.8
  Long-term debt, less current
    maturities                               42.6     51.1     59.6

  59.6     59.5
  Stockholders' equity                       65.4     60.6     81.3

 116.5    102.1

For more detailed financial information and for the definition of capitalized terms, see Part II, Item 7. "MANAGEMENT'S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

(1) In 1999, the Company classified the Wall Decor segment as a discontinued operation and reclassified the prior years' consolidated financial statements to reflect this change.
(2) The Promissory Note from Kodak of $43.9 million was paid January 4, 1999, which resulted in the increased cash balance in 1998.
(3) Assets of business transferred under contractual arrangements is the result of the sale of the discontinued Wall Decor operation.
(4) In 2000, initial funding of a supplementary retirement benefit trust for key executives was established.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The Company's fiscal year ends the first Saturday of February. Accordingly, fiscal years 2001, 2000 and 1999 ended February 2, 2002, February 3, 2001 and February 5, 2000, respectively, and consisted of 52 weeks. Throughout "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION," reference to 2001, 2000 or 1999 will mean the fiscal year ended February 2, 2002, February 3, 2001 and February 5, 2000, respectively.

     The Company has operations in two business segments: Portrait Studios and Technology Development. The Portrait Studios segment functions as the exclusive operator of Sears Portrait Studios with 1,031 locations in the United States, Canada and Puerto Rico. The Technology Development segment operates an internet-based and mail order photofinishing business under the name searsphotos.com and offers software programs primarily for the retail service industry use, software consulting and custom software development under the name Centrics Technology, Inc.

RESULTS OF OPERATION-FISCAL YEAR 2001 COMPARED TO FISCAL YEAR 2000
------------------------------------------------------------------

     The following table sets forth certain operating information for each period and should be viewed in conjunction with the consolidated financial statements and notes included in Item 8 of this Form 10-K.

                                 Fiscal Year          Change
                              -----------------      Increase
                               2001       2000      (Decrease)
                              ------     ------     -----------
                          (in millions of dollars)
Net sales:
  Portrait Studios            $318.5     $319.5        (0.3)%
  Technology Development         3.0        0.9          --
  Intersegment sales            (2.6)        --          --
                              -------    -------
    Total net sales           $318.9     $320.4        (0.5)%
                              =======    =======
Operating earnings (losses):
  Portrait Studios            $ 32.0     $ 42.9       (25.3)%
  Technology Development        (1.7)      (1.1)       62.7 %
                              -------    -------
    Total operating earnings    30.3       41.8       (27.5)%
                              -------    -------
General corporate expenses      14.2       15.7        (9.5)%
                              -------    -------
Income from operations        $ 16.1     $ 26.1       (38.4)%
                              =======    =======

     Net sales for the Portrait Studios segment were relatively unchanged in 2001 from 2000, as the 2.0% decrease in customer traffic was offset by the 1.7% increase in average sales per customer. Operating earnings decreased in 2001 from 2000 primarily due to increased labor costs, a result of increased employment hours and pay rates, and increased packaging and shipping costs, a result of higher shipping rates.

     Net sales for the Technology Development segment reflected an increase in 2001, the first full year of operation as a separate business segment, from 2000 due to intersegment sales. However, net sales to nonaffiliated companies decreased in 2001 from 2000 levels. After elimination of intersegment sales, operating losses increased in 2001 from 2000, reflecting lower revenues from nonaffiliated companies and additional costs associated with establishing separate administrative offices for the segment.

     General corporate expense decreased in 2001 from 2000 primarily as a result of lower administrative bonuses.

     The following table sets forth certain operating information for each period and should be viewed in conjunction with the consolidated financial statements and notes included in Item 8 of this Form 10-K.
                                 Fiscal Year          Change
                              -----------------      Increase
                               2000       1999      (Decrease)
                              ------     ------     -----------
                          (in millions of dollars)
Net sales:
  Portrait Studios            $319.5     $319.1          0.1%
  Technology Development         0.9          -            -
                              -------    -------
  Total net sales             $320.4     $319.1          0.4%
                              =======    ========
Operating earnings (losses):
    Portrait Studios          $ 42.9     $ 22.9         87.1%
    Technology Development      (1.1)      (1.7)       (63.5)%
                              -------    -------
  Total operating earnings      41.8       21.2         96.9%
                              -------    -------
General corporate expenses      15.7       14.5          8.2%
                              -------    -------
Income from operations        $ 26.1     $  6.7        287.9%
                              =======    =======

     Net sales for the Portrait Studios segment were relatively unchanged in 2000 from 1999, as the 2.2% decrease in customer traffic was offset by the 2.3% increase in average sales per customer. Operating earnings for Portrait Studios increased in 2000 from 1999 due to lower employment costs, which resulted from reduced studio labor hours offset partially by increased hourly wage rates, and lower advertising expenditures, telephone costs and administrative support costs in 2000 versus 1999 as a result of a Company-wide profit improvement plan introduced late in 1999.

     Net sales for the Technology Development segment increased in 2000 from 1999 due primarily to business development fees received in 2000 for the development of the searsphotos.com internet site. Operating losses decreased in 2000 from 1999 reflecting the higher revenues.

     General corporate expense increased in 2000 from 1999 primarily as a result of higher administrative bonuses.








































OTHER ITEMS EFFECTING RESULTS OF OPERATIONS
-------------------------------------------

     The following table sets forth certain operating information for each period and should be viewed in conjunction with the consolidated financial statements and notes included in Item 8 of this Form 10-K.
                                         Fiscal Year
                                  ------------------------
                                   2001     2000     1999
                                  ------   ------   ------
                                  (in millions of dollars)
Interest expense:
  Debt                            $ 4.1    $ 4.6    $ 4.6
  Other                             0.1      0.1      0.2
                                  ------   ------   ------
    Total interest expense        $ 4.2    $ 4.7    $ 4.8
                                  ======   ======   ======
Interest income:
  Investments                     $ 1.2    $ 1.8    $ 3.1
  Income from Preferred
    Security(1)                     0.5        -        -
  Revolver (1)                      0.1        -        -
                                  ------   ------   ------
    Total interest income         $ 1.8    $ 1.8    $ 3.1
                                  ======   ======   ======
Other expense, net:
 Other income                     $(0.1)   $(0.2)   $(0.1)
 Joint venture income (4)             -        -     (3.3)
 ASCP expense (3)                  (0.2)     0.1      3.5
 Separation expense (2)             4.5      0.2        -
                                  ------   ------   ------
    Total other expense, net      $ 4.2    $ 0.1    $ 0.1
                                  ======   ======   ======
Net earnings(loss) from
  Discontinued operations (1)     $   -    $(4.1)   $(6.4)
                                  ======   ======   ======
Effective income tax rate          35.0%    35.0%    35.0%
                                  ======   ======   ======

(1) See Discontinued Operations discussion
(2) See Separation discussion
(3) See Terminated Merger Agreement discussion
(4) See Joint Venture discussion

    Interest expense decreased in 2001 from 2000 as a result of the scheduled repayment of long-term debt. Interest expense was unchanged in 2000 from 1999.

     Interest income was relatively unchanged in 2001 from 2000 as lower interest earned on short-term investments was offset by the receipt of income from the Preferred Security. Interest income decreased in 2000 from 1999 due to lower cash and cash equivalent balances as a result of the repurchase of Company stock. (See Discontinued Operations discussion for further information.)

Discontinued Operations
-----------------------

     In April 2000, the Company announced it was negotiating to sell its Wall Decor segment, a business operated by the Company since 1993 under the name Prints Plus. As a result of the decision to exit this business, a loss of $6.4 million after taxes was recorded in 1999 to recognize anticipated losses and related expenses in connection with the sale. The Company also classified the Wall Decor segment as a discontinued operation and reclassified prior years' financial statements to reflect this change.

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

     As a result of these events, in 2000, net earnings of the Company were adjusted to include a further $4.1 million after tax loss for the discontinued wall decor operations. This loss reflected 2000 operating results of the Wall Decor operation, the consideration to be received at the closing date of the sale, and the anticipated fiscal year 2001 losses and related expenses in connection with the sale.

     In July 2001, the Company announced it provided TRU Retail with a $6.4 million revolving line of credit (the "Revolver"). The Revolver is fully collateralized by the assets of TRU Retail, expires on July 26, 2004, has interest charged at 1.0% over prime, and has a commitment fee of 0.5% per annum payable on the unused portion of the Revolver. The Revolver also requires TRU Retail to maintain certain financial ratios and comply with certain restrictive covenants. The Revolver is held as a long-term asset on the Company's balance sheet captioned "Assets of business transferred under contractual arrangements: Loan Receivable." As of February 2, 2002, TRU Retail had net borrowings of $1.5 million under the Revolver and the Company had recorded $120,000 in interest income in 2001 in connection with the Revolver.

     The Company also announced in July 2001 that the sale of the Wall Decor segment had been completed to TRU Retail for $16.0 million, which included the receipt of $11.0 million in a Preferred Security of TRU Retail, approximately $4.0 million in cash, other consideration netting to $1.0 million and the assumption of certain liabilities including the ongoing guarantee of certain operating real estate leases. To effect the close, TRU Retail drew approximately $3.6 million on the Revolver.

     Although the legal transfer of the ownership was completed in July 2001, for accounting purposes, the Preferred Security, which has a mandatory redemption in January 2012 and pays 9% income annually, is classified as a long-term asset under the caption "Assets of business transferred under contractual arrangements: Preferred Security" on the Company's balance sheet. In addition, although $11.0 million in a Preferred Security was received in July 2001, in January 2002, TRU Retail completed an optional redemption of $1.0 million of the Preferred Security, resulting in the Company holding $10.0 million in a Preferred Security at the end of 2001. The Company has also recorded income from the Preferred Security of $529,000 to reflect TRU Retail's payment in January 2002 of interest income of $460,000 and $69,000 in accrued interest income at year-end.

     Due to the Company's continuing financial interest in TRU Retail, the Company is required to follow a modified equity method of accounting, which requires losses incurred by TRU Retail be reflected in the Company's financials as a valuation allowance and corresponding charge to income. However, any future profitability within the Company's fiscal year can be used to offset this quarterly valuation allowance. As a result, in third quarter 2001, the Company recorded a $402,000 valuation allowance and charge to income included in other expense to reflect losses incurred by TRU Retail from July 22, 2001 through November 10, 2001 but reversed this valuation in the fourth quarter as TRU Retail's unaudited net earnings from July 22, 2001 to February 2, 2002 were $1.9 million.

     In January 2002, TRU Retail, Inc. notified the Company that it had been merged into Prints Plus, Inc. In future financial reporting of the Company, reference to "Prints Plus, Inc." will include its predecessor legal entity, TRU Retail, Inc.

Separation
----------

     In February 2001, the Company announced it had hired J. David Pierson as Chairman and Chief Executive Officer to replace the retiring Alyn V. Essman. The Company incurred $1.7 million and $175,000 in 2001 and 2000, respectively, in Other Expenses related to the severance pay, recognition of unamortized supplemental employee retirement plan benefits and other costs associated with the retirement of Mr. Essman and recruitment of Mr. Pierson.

     In addition, in December 2001, the Company announced that Russ Isaak, President, and Pat Morris, Senior Executive Vice President and President of the Company's Portrait Studio division, would retire from their respective positions and resign from the Company's Board of Directors effective the end of the fiscal year. The Company incurred $2.8 million in 2001in Other Expenses for severance pay, recognition of unamortized supplemental employee retirement plan benefits and other costs related to these and other administrative retirements as year-end.

     Throughout 2001, the Company reviewed its administrative employee structure in an effort to more efficiently support the operating divisions, which resulted in $1.1 million in severance pay and recognition of unamortized supplemental employee retirement plan benefits that were allocated to the operating divisions or general corporate expense.

Terminated Merger Agreement
---------------------------

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

     The Company served an answer and a counterclaim on October 18, 1999 in New York against the ASCP Affiliates and ASCP, asserting that the ASCP Affiliates were in willful breach of their
obligations
                              21

under the Merger Agreement. The Company's counterclaim sought damages for the willful breach of the Merger Agreement by ASCP Affiliates and also asserted a claim for up to $80 million, together with attorney's fees and costs, from ASCP under ASCP's guarantee of the performance obligations of its affiliates under the Merger Agreement.

     On January 30, 2001, the Company announced that it had entered into a settlement agreement resolving all claims and counterclaims between ASCP, ASCP Affiliates and the Company arising out of the termination of the Merger Agreement without the payment of any compensation by any party.

     As a result of these events, from 1999 to 2001, the Company recognized $3.4 million in other expenses for costs related to the termination of the Merger Agreement. These costs included expenses the Company incurred during the merger process and legal and other expenses incurred related to the litigation described above.


Joint Venture
-------------

     In October 1996, the Company announced it had completed a photofinishing joint venture with Eastman Kodak Company ("Kodak") whereby Kodak purchased new shares of a former subsidiary, Fox Photo, Inc. ("Fox"), constituting 51% of the outstanding common stock of Fox for a cash purchase price of $56.1 million. In October 1997, the Company further announced the termination of the photofinishing joint venture. Pursuant to the termination, Kodak purchased the remaining 49% of Fox that it did not already own for a purchase price of $53.9 million that consisted of $10.0 million in cash in consideration of the Company's agreement not to compete with Fox for two years (the "Noncompete Agreement") and $43.9 million in the form of a note (the "Promissory Note") that matured and was paid on January 4, 1999. The Noncompete Agreement with Kodak resulted in recording $3.2 million in 1999 as a component of other income.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION
----------------------------------------------------

Operating Activities
--------------------

     Net cash generated by operating activities in 2001 of $28.8 million decreased $9.1 million from 2000 primarily due to lower earnings. In 2000, net cash generated by operating activities of $37.9 million was $7.5 million more than in 1999 primarily as a result of higher operating earnings offset slightly by decreases in deferred revenue in 2000 from 1999, the first full year the Smile Savers Plan(R) was in effect.

Investing Activities
--------------------

     Net cash used in investing activities in 2001 of $13.5 million reflect a $3.7 million decrease from 2000 as higher levels of capital expenditures were offset by lower funding requirements of long-term investments relating to the supplementary retirement benefits for key executives and decreases in Loan Receivable to TRU Retail, Inc. In 2000, net cash used in investing activities of $17.2 million was $7.3 million less than in 1999 as a result of lower capital expenditures being partially offset by an increase in long-term investments caused by the initial funding of a supplementary retirement benefit plan trust for key executives.





Financing Activities
--------------------

      Under various authorizations from the Company's Board of Directors to acquire shares of its outstanding common stock through purchases at management's discretion from time to time at acceptable market prices, during 2000 and 1999, the Company purchased 1,210,605 and 1,166,650 shares of stock for $28.3 million and $28.2 million, respectively, at an average stock price of $23.34 and $24.21, respectively. As of November 2000, essentially all shares of common stock authorized for repurchase were acquired.

Acquired shares are held as treasury stock and will be available for general corporate purposes. The weighted-average shares outstanding have been adjusted to reflect the changes in shares outstanding resulting from the repurchase of the Company's common stock.

     As a result, net cash used in financing activities in 2001 of $7.3 million reflected a $23.9 million decrease from 2000 as the initial repayment of long-term debt obligations was offset by the decrease in purchase treasury stock. In 2000, net cash used in financing activities was relatively unchanged from 1999.

Cash Flows
----------

     Cash flows from operations and cash and cash equivalents on hand represent the Company's expected source of funds in fiscal year 2002 for planned capital expenditures of $18.2 million, scheduled principle payments on long-term debt of $8.6 million, normal business operations and dividends to shareholders. With the exception of letters of credit used to support the Company's self-insurance program and operating leases, the Company does not use off-balance sheet arrangements to finance business activities.

Financial Condition
-------------------

     Assets of the Company decreased 1.8% in 2001 from 2000 as increases in cash and cash equivalents and tax-related assets were more than offset by an ordinary-course decrease in net property and equipment and a decrease in assets held in connection with the discontinued and subsequently sold Wall Decor segment. Liabilities of the Company decreased 7.0% primarily as a result of the repayment of long-term debt and stockholders' equity increased 8.0% due mainly to 2001 net earnings being only partially offset by the payment of dividends to stockholders.

Risk and Critical Accounting Policies
-------------------------------------

     The Company maintains a revolving credit agreement and has a senior debt agreement that require it to maintain certain financial ratios and comply with certain restrictive covenants. The most restrictive of the covenants, which are substantially similar under both arrangements, requires the Company to maintain designated minimum levels of earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the agreements, as well as impose certain restrictions on incurring additional debt. As of February 2, 2002, the Company was in compliance with all debt covenants as amended and, although dependent on attaining certain levels of operating performance and profitability in the future, anticipates complying with these covenants in the next year. (See footnote 4, "CREDIT AGREEMENTS AND OUTSTANDING DEBT" in the "NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS" in Item 8 of this 10-K for additional information.)

      As previously discussed in the "Discontinued Operations" section of "OTHER ITEMS EFFECTING RESULTS OF OPERATION," although the legal transfer of the ownership of the Wall Decor segment was completed in July 2001 to TRU Retail, for accounting purposes, the $10.0 million Preferred Security and $1.5 million Revolver on the Company's balance sheet at year-end are classified as a long-term assets and represent areas of potential credit risk for the Company. At February 2, 2002, the Company had no valuation allowances on its balance sheet in connection with the TRU Retail Preferred Security or Revolver as, in the opinion of management, TRU Retail is meeting the performance standards established under the covenants of the Preferred Security and Revolver agreements. However, there can be no assurance that in the future, such valuation allowances will not be established.

     Further, if TRU Retail defaults on certain operating real estate leases, the Company has guaranteed current monthly lease payments over the remaining life of the leases. As of February 2, 2002, the maximum future obligation to the Company would be $21.1 million before any negotiation with landlords on subleasing. As these leases mature or expire, the credit risk to the Company will decrease. Based on scheduled lease payments, the maximum future obligations will decrease annually by approximately $5.4 million to $4.8 million during the next three years. To recognize the risk associated with these leases and based on the Company's past experience with renegotiating lease obligations, a $1.0 million reserve was established. At February 2, 2002, the Company had made no further allowances for defaults under Wall Decor operating leases as, in the opinion of management, TRU Retail is meeting the performance standards established under the operating leases. However, there can be no assurance that in the future, additional reserves will not be established.

     Accounting policies are applied in financial reports subject to multiple sources of authoritative guidance. Certain of the policies established by accounting standards setters and regulators are currently under reexamination. Although no specific conclusions have been reached by these standard setters, the Company does not anticipate any changes in its application of accounting policies. See Part 8., Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, footnote 1, Summary of Accounting Policies, Business of the Company and Principles of Consolidation, which discloses accounting policies that are followed by the Company.

Impact of Recently Issued Accounting Standards Not Yet Adopted
--------------------------------------------------------------

     Under SFAS No. 141, "Business Combinations," all business combinations initiated after June 30, 2001 are to be accounted for using the purchase method of accounting. Adoption of SFAS No. 141 will not impact the consolidated financial statements of the Company.

     Under SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer subject to amortization over its useful life; rather, it is subject to at least annual assessments of impairment. Also, under SFAS No. 142, an intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. Certain intangibles that have indefinite useful lives will not be amortized. SFAS No. 142 will be implemented by the Company on February 3, 2002. The Company is currently in process of assessing the future impact of adoption of SFAS No. 142, but does not anticipate a material impact to the consolidated financial statements of the Company.

     Under SFAS No. 143, "Accounting for Asset Retirement Obligations," the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be implemented by the Company on February 3, 2002. Adoption of SFAS No. 143 will not have a material impact on the consolidated financial statements of the Company.

     Under, SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of is addressed and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issue related to SFAS No. 121. SFAS No. 144 will be implemented by the Company on February 3, 2002. Adoption of SFAS No. 144 will not have a material impact on the consolidated financial statements of the Company.





SUBSEQUENT EVENT
----------------

     On April 4, 2002, the Company announced effective April 8, 2002, Gary W. Douglass would be Executive Vice President, Finance and Chief Financial Officer, replacing Barry Arthur, who will continue to serve as Executive Vice President, Administrative.











































ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

     Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign exchange rates. The Company's debt obligations have primarily fixed interest rates; therefore, the Company's exposure to changes in interest rates is minimal. The Company's exposure to changes in foreign exchange rates relative to the Canadian operations is minimal, as these operations constitute only 7.4% of the Company's total assets and 7.1% of the Company's total sales.







































ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
    ----------------------------------------------------




                                                          PAGE
                                                          ----

- Independent Auditors' Report                              29
- Consolidated Balance Sheets as of February 2, 2002
   and February 3, 2001                                  30-31
- Consolidated Statements of Operations for the fiscal
   years ended February 2, 2002, February 3, 2001 and
   February 5, 2000                                      32-33
- Consolidated Statements of Changes in Stockholders'
   Equity for the fiscal years ended February 2, 2002
   and February 3, 2001                                  34-35
- Consolidated Statements of Cash Flows for the fiscal
   years ended February 2, 2002, February 3, 2001 and
   February 5, 2000                                      36-37
- Notes to Consolidated Financial Statements                38
- Consolidated Financial Statements Schedule II -
   Valuation, Qualifying Accounts and Reserves              73

     The Company's fiscal year ends the first Saturday of February. Accordingly, fiscal years 2001, 2000 and 1999 ended February 2, 2002, February 3, 2001 and February 5, 2000, respectively, and consisted of 52 weeks. Throughout the "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" section, reference to 2001, 2000 or 1999 will mean the fiscal year ended February 2, 2002, February 3, 2001 and February 5, 2000, respectively.














                (THIS PAGE LEFT INTENTIONALLY BLANK)
































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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CPI Corp. and subsidiaries as of February 2, 2002 and February 3, 2001, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 2, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


KPMG LLP

/s/  KPMG LLP
-------------------
St. Louis, Missouri
April 4, 2002, except for paragraph 3 of Note 4, which is as of
April 12, 2002



CONSOLIDATED BALANCE SHEETS - ASSETS
------------------------------------
(in thousands of dollars except share and per share amounts)

                                      February 2,  February 3,
                                         2002         2001
                                     ____________  __________
Current assets:
  Cash and cash equivalents            $  46,555   $  38,820
  Receivables, less allowance of
    $429 and $241, respectively            8,417       9,306
  Inventories                              9,510      10,997
  Prepaid expenses and other
    current assets                         4,178       6,013
  Deferred tax assets                          -       5,266
  Refundable income taxes                  9,123           -
                                       ---------   ---------
      Total current assets                77,783      70,402
                                       ---------   ---------
Net property and equipment                63,708      72,603
Net assets of discontinued operations          -      16,011
Assets of business transferred under
  contractual arrangements:
    Preferred Security                    10,069           -
    Loan receivable                        1,518           -
Other assets, net of amortization of
    $1,359 and $1,321, respectively       19,645      16,896
                                       ---------   ---------
      Total assets                     $ 172,723   $ 175,912
                                       =========   =========

See accompanying notes to consolidated financial statements.



















CONSOLIDATED BALANCE SHEETS-LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------
(in thousands of dollars except share and per share amounts)

                                         February 2,  February 3,
                                             2002         2001
                                         -----------  -----------
Current liabilities:
  Current maturities of long-term debt     $   8,580   $   8,580
  Accounts payable                             9,741       9,388
  Accrued employment costs                    13,538      11,159
  Accrued deferred revenue                     9,529      10,192
  Sales taxes payable                          2,816       2,799
  Accrued advertising expense                  1,384       1,328
  Accrued expenses and other liabilities       4,134       5,049
  Income taxes                                     -       1,067
  Deferred income taxes                          573           -
                                         ------------ -----------
      Total current liabilities               50,295      49,562
                                         ------------ -----------
Long-term debt                                42,639      51,142
Other liabilities                             10,686      11,670
Long-term deferred revenue                     3,677       2,966
Stockholders' equity:
  Preferred Stock, no par value,
   1,000,000 shares authorized, no
   shares issued and outstanding                   -           -
  Preferred Stock Series A, no par value           -           -
  Common stock, $0.40 par value,
   50,000,000 shares authorized;
   18,201,743 and 17,885,645 shares
   outstanding at Feb. 2, 2002 and
   Feb. 3, 2001, respectively                  7,281       7,154
  Additional paid-in capital                  49,845      44,363
  Retained earnings                          242,015     240,227
  Accumulated other comprehensive income      (6,039)     (3,466)
                                         ------------  ----------
                                             293,102     288,278
  Treasury stock at cost, 10,238,303 and
   10,242,035 shares at Feb. 2, 2002
   and Feb. 3, 2001, respectively           (227,642)   (227,699)
  Unamortized deferred compensation-
   restricted stock                              (34)         (7)
                                         ------------  ----------
      Total stockholders' equity              65,426      60,572
                                         ------------  ----------
      Total liabilities and stockholders'
       equity                              $ 172,723   $ 175,912
                                         ============  ==========
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------
(in thousands of dollars except share and per share amounts)
Fifty-two weeks ended February 2, 2002, February 3, 2001 and
February 5, 2000

                                     2001       2000      1999
                                     ----       ----      ----
Net sales                          $318,884   $320,380  $319,135
Costs and expenses:
 Cost of sales (exclusive of
  depreciation expense shown below)  41,679     39,118    41,604
Selling, administrative
  and general expenses              237,339    230,755   244,069
Depreciation                         23,653     24,251    24,862
Amortization                            115        131     1,865
                                   ---------  --------- ---------
                                    302,786    294,255   312,400
                                   ---------  --------- ---------
Income from operations               16,098     26,125     6,735
Interest expense                      4,229      4,660     4,813
Interest income                       1,778      1,806     3,120
Other expense, net                    4,182         95       124


                                   ---------  --------- ---------
Earnings before income tax expense    9,465     23,176     4,918
Income tax expense                    3,313      8,112     1,721


                                   ---------  --------- ---------
Net earnings from
 continuing operations                6,152     15,064     3,197
                                   ---------  --------- ---------
Discontinued operations:
 Income from operations net of
  income tax expense of $86               -          -       160
Loss on disposal, net of
  tax benefit of $2,213 and
  $3,548, respectively                    -     (4,110)   (6,589)
                                   ---------  --------- ---------
Net loss from discontinued
  operations                              -     (4,110)   (6,429)
                                   ---------  --------- ---------

Net earnings (loss)                $  6,152   $ 10,954  $ (3,232)
                                   =========  ========= =========

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
-------------------------------------
(in thousands of dollars except share and per share amounts)
Fifty-two weeks ended February 2, 2002, February 3, 2001 and
February 5, 2000

                                2001        2000        1999
                                ----        ----        ----
Net earnings from continuing
 operations-diluted         $     0.77  $      1.87  $      0.32
Net earnings (loss) from
 discontinued operations-
 diluted                             -        (0.51)       (0.64)
                            ----------- ------------ ------------
   Net earnings (loss)-
    diluted                 $     0.77  $      1.36  $     (0.32)
                            =========== ============ ============
Net earnings from
 continuing operations-
 basic                      $     0.78  $      1.92  $      0.33
Net earnings (loss) from
 discontinued operations-
  basic                              -        (0.53)       (0.66)
                            ----------- ------------ ------------
Net earnings (loss)- basic  $     0.78  $      1.39  $     (0.33)
                            =========== ============ ============
Weighted average number of
 common and common
 equivalent shares
 outstanding- diluted        7,938,915    8,074,860   10,009,518
                            =========== ============ ============
Weighted average number of
 common and common
 equivalent shares
 outstanding- basic          7,840,612    7,861,046    9,669,504
                            =========== ============ ============

See accompanying notes to consolidated financial statements.












CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
----------------------------------------------------------
(in thousands of dollars except share and per share amounts)
Fifty-two weeks ended February 3, 2001
                                                   Accum
    Deferred
                                 Add'l             other
Treasury   comp'n
                          Common paid-in Retained  comp'h   stock
    restr'td
                          stock  capital earnings  income   at cost

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

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(continued)
----------------------------------------------------------
(in thousands of dollars except share and per share amounts)
Fifty-two weeks ended February 2, 2002
                                                  Accum
   Deferred
                                Add'l             other    Treasury

 comp'n
                         Common paid-in Retained  comp'h   stock
   restr'td
                         stock  capital earnings  income   at cost
  stock      Total
                         ------ ------- --------- --------
---------- -------- ----------
Balance at Feb. 3, 2001  $7,154 $44,363 $240,227  $(3,466)
$(227,699) $    (7) $  60,572
                         ------ ------- --------- --------
---------- -------- ----------
Issuance of common stock
  (316,098 shares)          127   5,482        -        -
-      (36)     5,573
Comprehensive income
  Net earnings                -       -    6,152        -
-        -
  Foreign currency
      translation             -       -        -     (811)
-        -
  Pension benefit costs       -       -        -   (1,762)
-        -
    Comprehensive income      -       -        -        -
-        -      3,579
Dividends ($0.56 per
  common share)               -       -   (4,364)       -
-        -     (4,364)
Issuance of treasury
  stock, at cost              -       -        -        -
57        -         57
Amortization of deferred
  compensation-
  restricted stock            -       -        -        -
-        9          9
                         ------ ------- --------- --------
---------- -------- ----------
Balance at Feb. 2, 2002  $7,281 $49,845 $242,015  $(6,039)
$(227,642) $   (34) $  65,426
                         ------ ------- --------- --------
---------- -------- ----------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------
(in thousands of dollars)
Fifty-two weeks ended February 2, 2002, February 3, 2001, and
February 5, 2000

RECONCILIATION OF NET EARNINGS TO CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES

                                    2001      2000      1999
                                    ----      ----      ----

Net earnings from continuing
  operations                      $ 6,152   $15,064   $ 3,197
Adjustments for items not
  requiring cash:
  Depreciation and amortization    23,768    24,382    26,727
  Deferred income taxes             5,408    (1,407)  (11,468)
  Deferred revenue                     40       956     9,212
  Amortization of noncompete
    agreement                           -         -    (3,228)
  Other                            (2,392)    1,826       725
Decrease (increase) in current
  assets:
  Receivables and inventories       2,376     1,233      (116)
  Refundable income taxes          (4,698)        -         -
  Prepaid expenses and other
    current assets                  1,738       317        36
Increase (decrease) in current
  liabilities:
  Accounts payable, accrued
    expenses and other liabilities  1,890       110       319
  Income taxes                     (5,492)   (3,835)    5,744
                                  --------  --------  --------
Cash flows from continuing
  operations                       28,790    38,646    31,148
Cash flows from discontinued
  operations                            -      (793)     (844)
                                  --------  --------  --------
Cash flows provided by operating
  activities                      $28,790   $37,853   $30,304
                                  ========  ========  ========


See accompanying notes to consolidated financial statements.




CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
-------------------------------------
(in thousands of dollars) Fifty-two weeks ended February 2, 2002, February 3, 2001 and February 5, 2000
                                   2001       2000       1999
                                   ----       ----       ----
Cash flows provided by operating
 activities                      $ 28,790    $ 37,853   $ 30,304
                                 ---------   ---------  ---------
Cash flows used in financing
 activities:
 Repayment of long-term
  obligations                      (8,580)          -          -
 Issuance of common stock to
  employee stock plans              5,609       1,596      1,224
 Cash dividends                    (4,364)     (4,466)    (5,438)
 Issuance of treasury stock            62           -          -
 Purchase of treasury stock            (5)    (28,273)   (28,242)
                                 ---------   ---------  ---------
   Cash flows used in financing
    activities                     (7,278)    (31,143)   (32,456)
                                 ---------   ---------  ---------
Cash flows provided by (used in)
 investing activities:
 Additions to property and
  equipment                       (14,759)    (10,795)   (24,549)
 Change in assets of business
  transferred under contractual
  arrangements                      3,028           -          -
 Purchase of long-term investment
   for Rabbi Trust                 (1,776)     (6,419)         -
                                 ---------   ---------  ---------
   Cash flows used in investing
    activities                    (13,507)    (17,214)   (24,549)
                                 ---------   ---------  ---------
Effect of exchange rate changes
  on cash and cash equivalents       (270)       (222)       247
                                 ---------   ---------  ---------
Net increase (decrease) in cash
  and cash equivalents              7,735     (10,726)   (26,454)
Cash and cash equivalents at
  beginning of year                38,820      49,546     76,000
                                 ---------   ---------  ---------
Cash and cash equivalents at
  end of year                    $ 46,555    $ 38,820   $ 49,546
                                 =========   =========  =========
Supplemental cash flow
 information:
 Interest paid                   $  4,242    $  4,582   $  4,476
                                 =========   =========  =========
 Income taxes paid               $  7,350    $ 12,279   $  7,342
                                 =========   =========  =========
See accompanying notes to consolidated financial statements.
                              37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

1.   SUMMARY OF ACCOUNTING POLICIES, BUSINESS OF THE COMPANY AND
     PRINCIPLES OF CONSOLIDATION

     Description of  Business
     ------------------------

          CPI Corp. (the "Company") is a holding company engaged, through its majority or wholly owned subsidiaries and partnerships, in developing and marketing consumer services and related products. The Company has operations in the Portrait Studios and Technology Development segments.

          The Portrait Studios segment operates professional portrait studios under the name Sears Portrait Studios throughout the United States, Canada and Puerto Rico, and is seasonal in nature, with the largest volume of sales and earnings occurring during the Thanksgiving and Christmas season.

          The Technology Development segment operates an internet-based and mail order photofinishing business under the name searsphoto.com and offers software programs primarily for the retail service industry use, software consulting and custom software development under the name
     Centrics Technology, Inc.

     Fiscal Year
     -----------

          The Company's fiscal year ends the first Saturday of February. Accordingly, fiscal years 2001, 2000 and 1999 ended February 2, 2002, February 3, 2001 and February 5,
     2000, respectively, and consisted of 52 weeks.

     Principles of Consolidation
     ---------------------------

          The consolidated financial statements include the accounts of CPI Corp. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Use of Estimates
     ----------------

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


     Reclassifications
     -----------------

          Certain prior quarters and year amounts have been reclassified to conform to the fiscal year-end 2001 presentation.

     Translation of Foreign Currency
     -------------------------------

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

     Cash and Cash Equivalents
     -------------------------

          For the purpose of reporting cash flows, cash and cash equivalents consist primarily of cash on hand and highly liquid investments with insignificant interest-rate risk and maturities of three months or less at date of acquisition. These highly liquid investments consist of master notes, commercial paper, bankers' acceptances, money market funds and auction rate securities. Investment interest income for 2001, 2000 and 1999 was $1.2 million, $1.8 million and $3.1 million, respectively.


     Inventories
     -----------

          Inventories in the Portrait Studio segment are comprised of raw material inventories of film, paper, chemicals and portraits-in-process, and are stated at the lower of cost or market, with cost of the majority of inventories being determined by the first-in, first-out (FIFO) method and the remainder by the last-in, first-out (LIFO) method.






     Property and Equipment
     ----------------------

          Property and equipment are recorded at cost when acquired. Expenditures for improvements are capitalized, while normal repair and maintenance are expensed as incurred. When properties are disposed of, the related cost and accumulated depreciation are removed from the accounts, and gains or losses on the dispositions are reflected in results of operations.

          For the Portrait Studios segment, the Company had adopted Accounting Standards Executive Committee Statement of Position (SOP) 98-1, "Accounting for the Costs of computer Software Developed or Obtained for Internal Use." This SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use.

          For the Technology segment, the Company has adopted Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." This SFAS allows costs incurred to develop computer software products and significant enhancements to software features of existing products to be sold or otherwise marketed, be capitalized after technological feasibility is established.

          Depreciation on property and equipment is computed
     principally using the straight-line method over estimated
     service lives of the respective assets.   A summary of
     estimated useful lives is as follows:

               Building improvements    15 to 19 years
               Leasehold improvements    5 to 15 years
               Furniture and fixtures    5 to  8 years
               Machinery and equipment   3 to 10 years
               Computer software               5 years

     Intangible Assets
     -----------------

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

     Revenue Recognition
     -------------------

          Portrait Studio sales revenue is recognized at the time the customer approves photographic proofs and makes a firm commitment for a portrait order. Incremental costs of production are accrued at the time sales revenue is recognized. The Company maintains appropriate reserves for cancelability. Smile Savers Plan(R) revenue is recognized partially at the time of the initial photographic session when it is received, and the remainder is recognized over the life of the customer's program.

          Technology Development revenue is recognized when earned in compliance with SOP 97-2, which provides guidance for recognizing revenue on software transactions.

     Stock-based Compensation Plans
     ------------------------------

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

     Earnings per Common Share
     -------------------------

          Basic earnings per common share are computed by dividing net earnings by the sum total of the weighted average number of shares of common stock outstanding. Diluted earnings per common share are computed by dividing net earnings by the sum total of the weighted average number of shares of common stock outstanding plus contingently issuable shares under the employee stock plans.






2.   PROPERTY AND EQUIPMENT

         The following table reflects the components of net property and equipment as of fiscal year-end 2001 and 2000:

PROPERTY AND EQUIPMENT
(in thousands of dollars)

                                   Feb. 2, 2002   Feb. 3, 2001
                                   ------------   ------------
Land and land improvements         $   2,803      $   2,803
Building improvements                 26,514         26,398
Leasehold improvements                12,547         12,782
Furniture and fixtures                58,110         52,976
Machinery and equipment              126,005        122,707
Software                              23,580         19,762
                                   ------------   ------------
                                     249,559        237,428
Less accumulated depreciation        185,851        164,825
                                   ------------   ------------
Net property and equipment         $  63,708      $  72,603
                                   ============   ============

MINIMUM RENTAL PAYMENTS*
(in thousands of dollars)
Fiscal Year
2002                 $ 2,701
2003                   1,386
2004                     720
2005                     371
2006                     137
Thereafter                97
                     -------
                     $ 5,412
                     =======

* Under operating leases with initial terms in excess of one year at February 2, 2002.

          The Company leases various premises and equipment under noncancellable operating lease agreements with initial terms in excess of one year and expiring at various dates through fiscal year 2008. The leases generally provide for the lessee to pay maintenance, insurance, taxes and certain other operating costs of the leased property. In addition to the minimum rental commitments, certain of these operating leases provide for contingent rentals based on a percentage of revenues in excess of specified amounts.

          Rental expense during 2001, 2000, and 1999 on all
     operating leases was $3.9 million, $3.9 million, and $4.9
     million, respectively.
                              41


3.   DISCONTINUED OPERATIONS AND SUPPLEMENTAL CASH FLOW
     INFORMATION

          In April 2000, the Company announced it was negotiating to sell its Wall Decor segment, a business operated by the Company since 1993 under the name Prints Plus. As a result of the decision to exit this business, a loss of $6.4 million after taxes was recorded in 1999 to recognize anticipated losses and related expenses in connection with the sale. The Company also classified the Wall Decor segment as a discontinued operation and reclassified prior years' financial statements to reflect this change.

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

          As a result of these events, in 2000, net earnings of the Company were adjusted to include a further $4.1 million after tax loss for the discontinued wall decor operations. This loss reflected 2000 operating results of the Wall Decor operation, the consideration to be received at the closing date of the sale, and the anticipated fiscal year 2001 losses and related expenses in connection with the sale.

          In July 2001, the Company announced it provided TRU Retail with a $6.4 million revolving line of credit (the "Revolver"). The Revolver is fully collateralized by the assets of TRU Retail, expires on July 26, 2004, has interest charged at 1.0% over prime, and has a commitment fee of 0.5% per annum payable on the unused portion of the Revolver. The Revolver also requires TRU Retail to maintain certain financial ratios and comply with certain restrictive covenants. The Revolver is held as a long-term asset on the Company's balance sheet captioned "Assets of business transferred under contractual arrangements: Loan Receivable." At the end of 2001, TRU Retail had net borrowings of $1.5 million under the Revolver and the Company had recorded $120,000 in interest income in 2001 in connection with the Revolver.

          The Company also announced in July 2001 that the sale of the Wall Decor segment had been completed to TRU Retail for $16.0 million, which included the receipt of $11.0 million in a Preferred Security of TRU Retail, approximately $4.0 million in cash, other consideration netting to $1.0 million and the assumption of certain liabilities including the ongoing guarantee of certain operating real estate leases.

     To effect the close, TRU Retail drew approximately $3.6 million on the Revolver.

          Although the legal transfer of the ownership was completed in July 2001, for accounting purposes, the Preferred Security, which has a mandatory redemption in January 2012 and pays 9% income annually, is classified as a long-term asset under the caption "Assets of business transferred under contractual arrangements: Preferred Security" on the Company's balance sheet. In addition, although $11.0 million in a Preferred Security was received in July 2001, in January 2002, TRU Retail completed an optional redemption of $1.0 million of the Preferred Security, resulting in the Company holding $10.0 million in a Preferred Security at the end of 2001. The Company has also recorded income from the Preferred Security of $529,000 to reflect TRU Retail's payment in January 2002 of interest income of $460,000 and $69,000 in accrued income at year-end.

          Due to the Company's continuing financial interest in TRU Retail, the Company is required to follow a modified equity method of accounting, which requires losses incurred by TRU Retail be reflected in the Company's financials as a valuation allowance and corresponding charge to income. However, any future profitability within the Company's fiscal year can be used to offset this quarterly valuation allowance. As a result, in third quarter 2001, the Company recorded a $402,000 valuation allowance and charge to income included in other expense to reflect losses incurred by TRU Retail from July 22, 2001 through November 10, 2001 but reversed this valuation in the fourth quarter as TRU Retail's unaudited net earnings from July 22, 2001 to February 2, 2002 were $1.9 million.

          Further, if TRU Retail defaults on certain operating real estate leases, the Company has guaranteed current monthly lease payments over the remaining life of the leases. As of February 2, 2002, the maximum future obligation to the Company would be $21.1 million before any negotiation with landlords on subleasing. As these leases mature or expire, the credit risk to the Company will decrease. Based on scheduled lease payments, the maximum future obligations will decrease annually by approximately $5.4 million to $4.8 million during the next three years. To recognize the risk associated with these leases and based on the Company's past experience with renegotiating lease obligations, a $1.0 million reserve was established. At February 2, 2002, the Company had made no further allowances for defaults under Wall Decor operating leases as, in the opinion of management, TRU Retail is meeting the performance standards established under the operating leases. However, there can be no assurance that in the future, additional reserves won't be established.

          In January 2002, TRU Retail, Inc. notified the Company that it had been merged into Prints Plus, Inc. In future financial reporting of the Company, reference to "Prints Plus, Inc." will include its predecessor legal entity, TRU Retail, Inc. For comparative purposes, the following information is provided for 2000 and 1999 for the discontinued operations:

                                          2000       1999
                                       ---------  ---------
                                     (in thousands of dollars)

Net sales of discontinued operations   $ 64,998   $ 63,676
                                       =========  =========
Operating income (loss) from
  discontinued operations              $     (6)  $    246
Tax expense (benefit)                        (2)        86
                                       ---------  ---------
                                             (4)       160
                                       ---------  ---------
Asset writedown                          (8,718)    (7,736)
Adjustment *                              2,401     (2,401)
Tax benefit                               2,211      3,548
                                       ---------  ---------
Net earnings (loss) from
  discontinued operations              $ (4,110)  $ (6,429)
                                       =========  =========
* Anticipated losses for first half of 2000 recorded in 1999.




















SUPPLEMENTAL CASH FLOW INFORMATION FROM DISCONTINUED OPERATIONS (in thousands of dollars)
                                          2000        1999
                                          ----        ----
Earnings (loss) from discontinued
 operations, net of income tax
 expense (benefit) of $(2,213) and
 ($3,462), respectively                 $ (4,110)    $ (6,429)
Adjustments for items not requiring
 cash:
  Depreciation and amortization            4,826        4,869
  Other                                      (88)          63
Decrease (increase) in current assets:
  Cash and cash equivalents                    -       (1,661)
  Receivables and inventories                (72)        (958)
  Prepaid expenses and other current
   assets                                    (40)        (212)

Assets in excess of consideration
   received                                8,719        7,911
Estimated net operating loss and
 reserve for costs associated with sale
 of Prints Plus                           (1,561)       2,226
Increase (decrease) in current
 liabilities:
  Accounts payable, accrued expenses
   and other liabilities                  (2,790)        (514)
  Deferred tax benefit                    (3,052)      (3,548)
  Capital expenditures                    (2,625)      (2,591)
                                        ---------    ---------
Cash flows from discontinued operations $   (793)    $   (844)
                                        =========    =========

COMPONENTS OF NET ASSETS OF DISCONTINUED OPERATIONS
(in thousands of dollars)
                              Feb. 3, 2001
                              ------------
Current assets                $   13,013
Property and equipment             6,607
Liabilities                        3,609
                              ------------
Net assets from
 discontinued operations      $   16,011
                              ============







4.   CREDIT AGREEMENTS AND OUTSTANDING DEBT

          The Company has a $60.0 million Senior Note Agreement (the "Note Agreement") privately placed with two major insurance companies. The notes issued pursuant to the Note Agreement mature over a ten-year period with an average maturity of seven years with payments starting in 2001. Interest on the notes is payable semi-annually at an average effective fixed rate of 7.46%. The Note Agreement requires the Company maintain certain financial ratios and comply with certain restrictive covenants.

          The Company incurred $591,000 in issuance costs associated with the private placement of the notes. These costs are being amortized using the effective interest method over the ten-year life of the notes.

          In addition, the Company has a $30.0 million revolving credit facility (the "Revolving Facility") with two domestic banks entered into in June 2000. The Revolving Facility, which will expire in June of 2003, has a variable interest rate charged at either LIBOR or prime funds, with an applicable margin added. It is at the Company's discretion whether borrowings are under LIBOR or prime fund rate. A commitment fee of 0.200% to 0.375% per annum is payable on the unused portion of the Revolving Facility. The Revolving Facility requires the Company maintain certain financial ratios and comply with certain restrictive covenants. The Company has amended the Revolving Facility under various agreements made in June 2001, November 2001, January 2002 and April 2002. The June 2001 amendment adjusted all covenants to exclude the discontinued and subsequently sold Wall Decor segment from the covenants. The November 2001 and April 2002 amendments adjusted the minimum consolidated earnings before income taxes, depreciation and amortization covenant and the January 2002 amendment increased the dollar amount of letters of credit the Company is allowed to have under the Revolving Facility. The Company is in compliance with all covenants as amended and expects to be in compliance with the covenants in the next year.

          The Company incurred $240,000 in issuance costs associated with the Revolving Facility, which is being amortized using the effective interest method over the three-year life of the Revolving Facility.

          There were no borrowings outstanding at February 2, 2002 or February 3, 2001 under the Revolving Facility.

          As of February 2, 2002, the Company had outstanding letters of credit for the principal amount of $6.1 million.




DEBT OBLIGATIONS OUTSTANDING  (in thousands of dollars)
                                  Feb. 2, 2002    Feb. 3, 2001
                                  ------------    ------------
Senior notes, net of unamortized
 issuance costs                     $ 51,219        $ 59,715
Notes payable                              -               7
                                    --------        --------
                                      51,219          59,722
Less: current maturity                 8,580           8,580
                                    --------        --------
                                    $ 42,639        $ 51,142
                                    ========        ========

AGGREGATE LONG-TERM DEBT MATURITIES AS OF FEBRUARY 2, 2002
(in thousands of dollars)

Fiscal Year
-----------
2002                         $  8,580
2003                            8,580
2004                            8,580
2005                            8,580
2006                            8,580
2007                            8,520
                             ---------
                               51,420
Unamortized issuance costs       (201)
                             ---------
                             $ 51,219
                             =========

5.   ADVERTISING

          The Company expenses costs involved in advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits.

          Direct-response advertising consists of direct mail advertisements, that include coupons for the Company's products, and of certain broadcast costs. The capitalized costs of the advertising are amortized over the expected period of future benefits following the delivery of the direct mail in which it appears.

          Total advertising reported as a capitalized cost for direct-response advertising and classified with other assets for 2001 and 2000 was $1.3 million and $1.2 million, respectively. Advertising expense for 2001, 2000 and 1999 was $39.4 million, $39.2 million and $42.0 million, respectively.

6.   INCOME TAX

          A valuation allowance would be provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company has not established a valuation allowance as of February 2, 2002, due to management's belief that all criteria for recognition have been met, including the existence of a history of taxes paid and available tax planning strategies sufficient to support the realization of deferred tax assets.

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































EARNINGS (LOSS) BEFORE INCOME TAXES BY U.S. AND CANADIAN SOURCES
(in thousands of dollars)

                    2001           2000           1999
                 ---------      ---------      ---------
U.S.             $ 10,947       $ 18,070       $ (2,723)
Canada             (1,482)        (1,217)        (2,250)
                 ---------      ---------      ---------
                 $  9,465       $ 16,853       $ (4,973)
                 =========      =========      =========

COMPONENTS OF INCOME TAXES
(in thousands of dollars)

                    2001       2000       1999
                 ---------   ---------  ---------
Current:
 Federal         $ (1,428)   $  7,043   $  8,096
 State and local     (509)      1,612      1,262
 Canada              (158)        241        369
                 ---------   ---------  ---------
                   (2,095)      8,896      9,727
Deferred            5,408      (2,997)   (11,468)
                 ---------   ---------  ---------
                 $  3,313    $  5,899   $ (1,741)
                 =========   =========  =========

RECONCILIATION BETWEEN INCOME TAXES
(in thousands of dollars)
                                2001       2000       1999
                              --------   --------   ---------
Taxes at U.S. federal
  corporate statutory rate    $ 3,313    $ 5,899    $ (1,741)
State and local income
  taxes, net of federal tax
  benefit                         202        388         467
Stock options                    (294)       (49)       (217)
Other                              92       (339)       (250)
                              --------  --------   ---------
                              $ 3,313    $ 5,899    $ (1,741)
                              ========   ========   =========










SOURCES OF TAX EFFECTS
(in thousands of dollars)
                                      February 2,   February 3,
                                         2002           2001
                                      -----------   -----------
Deferred tax assets:
  Deferred compensation and other
    employee benefits                 $    983      $  1,358
  Expense accruals                       1,764         1,795
  Allowance for doubtful accounts           94            71
  Reserve for discontinued operations      468         6,259
  Net Canadian operating loss
   carryforward                          2,422         2,102
  Deferred revenue                       3,869         3,816
                                      -----------   -----------
    Total deferred tax assets            9,600        15,401
                                      -----------   -----------
Deferred tax liabilities:
  Property and equipment                (5,944)       (6,509)
  Revenue recognition                   (2,024)       (1,993)
  Employee pension plan                   (871)         (729)
  Other                                    (84)          (85)
                                      -----------   -----------
    Total deferred tax liabilities      (8,923)       (9,316)
                                      -----------   -----------
    Net deferred tax asset            $    677      $  6,085
                                      ===========   ===========
Current deferred income taxes         $   (573)     $  5,266
                                      ===========   ===========
Long-term deferred income taxes       $  1,250      $    819
                                      ===========   ===========

     The Company's net operating loss carryforward for its Canadian operation totaled $5.4 million, of which $270,000, $2.2 million, $1.3 million and $1.6 million will expire in fiscal year
2005, 2006, 2007, and 2008, respectively.














7.   RETIREMENT PLAN

          The Company maintains a qualified, noncontributory pension plan that covers all full-time United States employees meeting certain age and service requirements. The plan provides pension benefits based on an employee's length of service and the average compensation earned from the later of the hire date or January 1, 1998 to the retirement date. The Company's funding policy is to contribute annually at least the minimum amount required by government funding standards, but not more than is tax deductible. Plan assets consist primarily of marketable equity securities fund, guaranteed interest contracts, cash equivalents, immediate participation guarantee contracts and government bonds.

          The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plan.
     The retirement plan utilizes a December 31 measurement date.

NET PERIODIC PENSION BENEFIT COSTS
(in thousands of dollars)
                                          Pension Benefits
                                     --------------------------
                                       2001     2000     1999
                                     -------- -------- --------
Service cost                         $ 1,252  $ 1,153  $ 1,207
Interest cost                          2,264    2,008    1,896
Expected return on plan assets        (2,810)  (2,697)  (2,513)
Amortization of transition obligation      3        3        3
Amortization of prior service cost       412      306      307
Amortization of net (gain) or loss         -      (91)       -
                                     -------- -------- --------
Net periodic pension expense         $ 1,121  $   682  $   900
                                     ======== ======== ========


ASSUMPTIONS ON FUNDED STATUS
                                     2001      2000      1999
                                   --------  --------  --------
Discount rate (weighted average)     7.0%      7.25%     7.5%
Expected return on plan assets       9.0%      9.0%      9.0%
Rate of compensation increase        4.0%      4.5%      4.75%







RECONCILIATION OF BENEFIT OBLIGATIONS, PLAN ASSETS, AND FUNDED
STATUS
(in thousands of dollars)
                                             2001       2000
                                           ---------  ---------
CHANGE IN BENEFIT OBLIGATION
  Beginning benefit obligation             $ 30,698   $ 26,400
                                           ---------  ---------
  Service cost                                1,252      1,153
  Interest cost                               2,264      2,008
  Actuarial (gains) or losses                 1,248      2,316
  Benefits paid                              (1,448)    (1,179)
  Plan amendments*                            1,051          -
                                           ---------  ---------
    Ending benefit obligation              $ 35,065   $ 30,698
                                           =========  =========
CHANGE IN PLAN ASSETS
  Beginning fair value of plan assets      $ 29,365   $ 30,609
                                           ---------  ---------
  Actual return on plan assets                 (707)       (65)
  Employer contributions                      1,007          -
  Benefits paid                              (1,448)    (1,179)
                                           ---------  ---------
    Ending fair value of assets            $ 28,217   $ 29,365
                                           =========  =========
  Funded status                            $ (6,848)  $ (1,333)
  Unrecognized transition obligation              -          3
  Unrecognized prior service costs            2,791      2,152
  Unrecognized net actuarial(gain) or loss    4,945        179
  Fourth quarter contribution                 3,347          -
                                           ---------  ---------
    Benefit cost recognized                $  4,235   $  1,001
                                           =========  =========
Amounts recognized in the consolidated
  balance sheets of the Company:
    Prepaid pension assets (included
     in other assets)                      $      -   $  1,001
    Accrued benefit liability (included
     in accrued expenses and other
     liabilities)                              (319)         -
    Accumulated other comprehensive income    1,762          -
    Intangible asset (included in other
     assets                                   2,792          -
                                           ---------  ---------
     Benefit cost recognized               $  4,235   $  1,001
                                           =========  =========

* Plan amendments at the start of fiscal 2001 included changing the limit used in average compensation earned from $50,000 from the later of the hire date or January 1, 1995 to $100,000 from the later of the hire date or January 1, 1998.

          The Company also maintains a noncontributory pension plan that covers all permanent Canadian employees meeting certain service requirements. The plan provides pension benefits based on an employee's length of service and annual compensation earned. The Company contributed $177,000 to this retirement plan in calendar 2001. Plan assets were $1.3 million as of December 31, 2001 and consisted of several Canadian equity and fixed income funds and a global equity fund. No liability is reflected on the Company's financials as the plan is fully funded.

          For certain key executives, the Company also sponsors a noncontributory defined benefit plan providing supplementary retirement benefits. The cost of providing these benefits is accrued over the remaining expected service lives of the active plan participants. Net supplementary retirement benefits costs for 2001, 2000, and 1999 were $2.0 million, $1.9 million and $1.0 million, respectively. The status of the supplementary retirement benefit plan was:

PLAN STATUS (in thousands of dollars)
                                      February 2,  February 3,
                                         2002         2001
                                      -----------  -----------
  Present value of accumulated post-
    retirement benefit obligations    $   8,326    $    9,773
  Unrecognized transition obligation       (817)       (2,168)
                                      ----------   -----------
  Accrued post-retirement benefit
    obligation                        $   7,509    $    7,605
                                      ==========   ===========

  Discount rate used                        7.0%         7.25%
                                      ==========   ===========

          In 2000, the Company established a Rabbi Trust (the "Trust") with an initial cash contribution of $6.4 million in cash and certain company-owned life insurance policies to fund the supplementary retirement benefit plan for certain key executives. Plan assets amounted to $14.4 million on February 2, 2002. The Trust is classified as a long-term other asset on the Company's balance sheet.










8.   STOCK-BASED COMPENSATION PLANS

          The Company currently offers eight stock-based compensation plans. Expenses recognized for 2001, 2000, and 1999 with respect to all eight stock-based plans were:

      Plan *                         2001     2000     1999
-------------------------------     ------   ------  -------
                                    (in thousands of dollars)

Profit Sharing                      $ 689     $ 515    $ 644
Deferred Compensation and Stock
  Appreciation Rights                 149        88       35
Restricted Stock                        9        24       26
Stock-Bonus                           (64)      180      (15)
                                    ------    ------   ------
                                    $ 783     $ 807    $ 690
                                    ======    ======   ======

* No expense was recognized for the Stock-Option, Voluntary
  Stock-Option, Key Executive Deferred Compensation or Centrics
  Stock Option plans.

          Further, except for the Restricted Stock liability, which is shown as a component of stockholder's equity, as of the fiscal year-end 2001, 2000 and 1999, the following liabilities were included as components of other liabilities:

                        February 2,   February 3,   February 5,
      Plan*                2002          2001          2000
----------------------- -----------   -----------   -----------
                              (in thousands of dollars)

Profit Sharing           $   702       $   594        $   703
Deferred Compensation
 and Stock Appreciation
 Rights                    1,928         2,701          2,817
Stock-Bonus                  235           418            429
                        -----------   ----------    -----------
   Total liability       $ 2,865       $ 3,713        $ 3,949
                        ===========   ==========    ===========

* No liabilities were recognized for the Stock-Option, Voluntary
  Stock-Option, Key Executive Deferred Compensation or Centrics
  Stock Option plans.

          The following descriptions reflect pertinent information with respect to each individual plan:

     Stock-Option Plan
     -----------------
          The Company has an amended and restated non-qualified stock-option plan, under which certain officers and key employees may receive options to acquire shares of the Company's common stock. Awards of stock options and the terms and conditions of such awards are subject to the discretion of the

     Stock Option Committee created under the plan and consisting of members of the Compensation Committee of the Board of Directors, all of who are disinterested directors. A total of 1,700,000 shares has been authorized for issuance under the plan. Under the plan, 262,479 options granted become exercisable at a rate of one-fourth a year commencing one year after award and expiring from four to eight years after award. An additional 834,641 options granted under the plan are cliff-vested and become exercisable from four to five years after award and expire six to eight years after award. As of February 2, 2002, there were 155,924 shares reserved For issuance under this plan.

TOTAL OUTSTANDING CPI CORP. STOCK OPTIONS -- YEAR-END 2001

            Number of     Per Share    Weighted     Weighted
             Shares     Option Price     Life*    Average Price
            ---------   -------------  --------   -------------
              390,162   $13.88-$20.45    3.68        $17.78
              341,958   $21.06-$27.13    3.66        $24.97
              365,000   $30.00-$35.00    1.50        $32.50
            ---------
Total       1,097,120
            =========

* Weighted average remaining contractual life in years

TOTAL EXERCISABLE CPI CORP. STOCK OPTIONS -- YEAR-END 2001

                 Number of      Per Share     Weighted
                  Shares      Option Price      Price*
                 ---------    -------------   --------
                  405,901     $13.88-$27.13   $ 21.11
                  365,000     $30.00-$35.00   $ 32.50
                 ---------
Total             770,901
                 =========

* Weighted average exercise price in dollars










OPTIONS AWARDED UNDER THE CPI CORP. STOCK OPTION PLAN - 2001

                                       Number       Weighted
                                         of         Average
                                       Shares       Price
                                     ---------      --------
Outstanding at beginning of year      956,146       $ 25.88
Granted                               243,241         19.16
Cancelled                             (63,498)        22.87
Exercised                             (38,769)        15.75
                                     ---------      --------
At end of year:
  Total outstanding                  1,097,120       $ 24.92
                                     =========      ========
  Total exercisable                    770,901       $ 26.50
                                     =========      ========

OPTIONS AWARDED UNDER THE CPI CORP. STOCK OPTION PLAN - 2000

                                      Number        Weighted
                                        of          Average
                                      Shares        Price
                                     ----------     --------
Outstanding at beginning of year     1,010,746      $ 25.25
Granted                                  3,216        24.88
Cancelled                                    -           -
Exercised                              (57,816)       14.82
                                     ----------     --------
At end of year:
  Total outstanding                    956,146      $ 25.88
                                     ==========     ========
  Total exercisable                    688,977      $ 25.98
                                     ==========     ========

OPTIONS AWARDED UNDER THE CPI CORP. STOCK OPTION PLAN - 1999

                                      Number        Weighted
                                        of          Average
                                      Shares        Price
                                     ----------     --------
Outstanding at beginning of year       973,109      $ 24.82
Granted                                 75,369        27.12
Cancelled                              ( 2,313)       25.94
Exercised                             ( 35,419)       17.39
                                     ----------     --------
At end of year:
  Total outstanding                   1,010,746      $ 25.25
                                     ==========     ========
  Total exercisable                    719,633       $ 25.13
                                     ==========     ========


          Based on the Black-Scholes option pricing model, the weighted-average fair value of options granted under the stock-option plan for 2001, 2000 and 1999 is $12.54, $15.50 and $21.41, respectively, with the following weighted average assumptions used for the grants:
                            2001         2000        1999
                         ---------    ---------    ---------
Expected life in years          5            5            5
Interest rate                 6.0%         6.0%         6.0%
Volatility                   30.7%        29.5%        43.0%
Dividend yield           2.1%-3.9%    2.1%-3.3%    2.1%-3.9%

          The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 2001, 2000 and 1999 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per common share would have been:

EARNINGS AND EARNINGS PER SHARE
(in thousands of dollars except per share amounts)
                                        2001     2000    1999
Net earnings (loss):
  as reported                        $ 6,152   $ 10,954 $(3,232)
                                     ========  ======== ========
  pro forma                          $ 5,964   $ 10,840 $(3,380)
                                     ========  ======== ========
Diluted earnings (loss) per common
  share:
    as reported                      $  0.77   $ 1.36   $ (0.32)
                                     ========  =======  ========
    pro forma                        $  0.75   $ 1.34   $ (0.34)
                                     ========  =======  ========
Basic earnings (loss) per common
  share:
    as reported                      $  0.78   $ 1.39   $ (0.33)
                                     ========  =======  ========
    pro forma                        $  0.76   $ 1.38    $(0.35)
                                     ========  =======  ========
     Restricted Stock Plan
     ---------------------
          The Company has an amended and restated restricted stock plan that has 250,000 shares of CPI Corp. common stock reserved for issuance to key employees. In 2001, 2,500 restricted shares were issued and vest over a three-year period. Of the grants issued, no shares were forfeited in 2001, 2000 or 1999. As of February 2, 2002, 52,257 shares are reserved for issuance under this plan. Expenses related to the restricted stock plan are accrued every four weeks, based on the fair market value of the Company's common stock on the grant date.
     Profit Sharing Plan
     -------------------
          Under the Company's profit-sharing plan, as amended and restated, eligible employees may elect to invest from 1% to 15% of their base compensation in a trust fund, the assets of which are invested in securities other than Company stock. The Company matches at 50% of the employee's investment contributions, up to a maximum of 5% of the employee's compensation, as long as the Company remains profitable. The Company's matching contributions are made in shares of its common stock which vest 100% once an employee has five years of service with the Company. The difference between the market value of forfeited shares at the dates of their original contribution and their market value at the dates used to satisfy subsequent requirements has been charged to expense, with a corresponding credit to additional paid-in capital. Expenses related to the profit-sharing plan are accrued in the year to which the awards relate, based on the fair market value of the Company's common stock to be issued, determined as of the date earned. The Company provided 32,624, 25,753 and 27,720 shares to satisfy its obligations under the plan for 2001, 2000 and 1999, respectively.

     Stock-Bonus Plan
     ----------------
          Under the Company's amended and restated stock-bonus plan, shares of the Company's common stock are reserved for issuance to key salaried employees, based on attainment by the Company of predefined earnings levels established annually. Each year, employees receive one-third of the shares that were awarded in each of the previous three years. For 2001, 2000 and 1999, 2,406, 3,159 and 2,195 shares, respectively, were distributed under this plan. As of February 2, 2002, 85,361 shares are reserved for issuance under this plan. Expenses related to the stock-bonus plan are accrued in the year to which the awards relate, based on the fair market value of the Company's common stock to be issued, determined as of the date earned.

     Voluntary Stock-Option Plan
     ---------------------------
          The Company has an amended and restated non-qualified voluntary stock-option plan, under which certain key officers may receive options to acquire shares of the Company's common stock in exchange for a voluntary reduction in base salary. Options were granted as participants elected, pursuant to their Stock Option Agreement, to reduce their compensation for 1994 and 1993. A total of 1,000,000 shares has been authorized for issuance. As of February 2, 2002, 122,156 options at an exercise price of $15.50 for 1994 salary reduction have been awarded and remain unexercised.
     Since 1995, this plan was not offered. Options granted are exercisable after three years and expire at the end of eight years. In fiscal 2001, 2,400 shares at a price of $18.375 per share were cancelled and 250,670 shares at a weighted average price of $17.59 were exercised under this plan. In fiscal 2000, 5,500 shares at a price of $15.50 per share were exercised under the plan and no shares were cancelled. No shares were exercised or cancelled in fiscal 1999. All options granted under this plan expired February 6, 2002.

     Deferred Compensation and Stock Appreciation Rights Plan
     --------------------------------------------------------
          The Company has a deferred compensation and stock appreciation rights plan. Under this plan, as amended and restated, within thirty days prior to the beginning of the fiscal year, eligible employees may irrevocably elect by written notice to the Company to defer the payment of a portion (not to exceed 50% and not less than $5,000 in the aggregate) of an incentive bonus. The participant may choose to have payments made either in a lump sum or in a specified number of annual installments, not to exceed ten. For 2001, 2000 and 1999, certain key executives elected to participate in this plan. All stock appreciation rights previously granted under the Plan have expired.

     Key Executive Deferred Compensation Plan
     ----------------------------------------
          The Company has a deferred compensation plan for key executives which allows deferral of base salary on substantially the same terms as bonus compensation may be deferred under the Deferred Compensation and Stock Appreciation Plan. Under this plan, as amended and restated, a participant may elect by written notice to the Company to defer up to 50% of his base salary for the fiscal year, but not less than $5,000 in the aggregate. Payment shall not commence earlier than six months and one day after the initial year of deferral. The participant may choose to have payments made either in a lump sum or in a specified number of annual installments, not to exceed ten. For 2000 and 1999, certain key executives elected to participate in this plan. No key executives elected to participate in this plan in 2001.

     Centrics Stock Option Plan
     --------------------------
          On February 4, 2001, Centrics Technology, Inc. authorized 150,000 shares at $5.00. Shares granted in 2001 were 108,000, with 12,200 exercisable at year-end. Based on the Black-Scholes option pricing model, the weighted-average fair value of options granted under the stock-option plan for 2001 is $2.77, with the following weighted average assumptions used for the grants: 5-year expected life and 6.0% interest rate.
                              56

9.   STOCK REPURCHASE PLAN

          In April 2000 and completed by November 2000, the Company's Board of Directors authorized the purchase of up to 500,000 shares of its outstanding common stock through purchases at management's direction from time to time at acceptable market prices. Under this authorization, the Company purchased 489,165 shares of stock for $11.1 million at an average stock price of $22.63 and is holding these shares as treasury stock available for general corporate purposes.

          In addition, from 1996 to 1999, the Company's Board of Directors authorized the repurchase of up to 5,500,000 shares of its outstanding common stock through open market purchases and authorized repurchasing 4,249,215 of it outstanding common stock through two separate "Dutch Auction" tender offers. As of February 2, 2002, the Company had purchased 9,749,138 shares of stock for $216.6 million at an average stock price of $22.21 under these initiatives and is holding it as treasury stock available for general corporate purposes.

10.  SHAREHOLDER RIGHTS PLAN

          In 2000, the Board of Directors renewed its Shareholders Rights Plan ("Rights Plan") under which holders of CPI Corp. common stock after March 2000 are granted a dividend distribution of one right ( a "Right") for each share of Company common stock held. Each Right entitles stockholders to buy one one-hundredth of a share of Series A Participating Preferred Stock of the Company at an exercise price of $96.00. Each preferred share fraction is designed to be equivalent in voting and dividend rights to one share of common stock.

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

11.  INDUSTRY SEGMENT INFORMATION

          The Company has operations in two business segments:
     Portrait Studios and Technology Development. The Portrait Studios segment functions as the exclusive operator of Sears Portrait Studios and has 1,031 fixed portrait studio Locations in the United States, Canada and Puerto Rico. The Technology Development segment markets an internet-based, mail-order photofinishing business under the name searsphotos.com, and offers software programs primarily for retail service industry use, software consulting and custom software development under the name Centrics Technology, Inc. (See ("ITEM 1, BUSINESS, PORTRAIT STUDIOS SEGMENT and TECHNOLOGY DEVELOPMENT SEGMENT" for more information.)

          Prior to the decision in 2000 to report the Technology Development segment separately, costs associated with this segment were included in the Portrait Studios segment. Prior years' footnote disclosure in this report has been restated to reflect this change.

GEOGRAPHIC FINANCIAL INFORMATION
(in thousands of dollars)

                                     2001      2000      1999
NET SALES*:
 United States                     $296,125  $296,847  $297,206
 Canada                              22,759    23,533    21,929
                                   --------  --------  --------
                                   $318,884  $320,380  $319,135
                                   ========  ========  ========
LONG-LIVED ASSETS:
 United States                     $ 90,087  $ 83,988  $ 90,615
 Canada                               4,853     5,511     4,007
                                   --------  --------  --------
                                   $ 94,940  $ 89,499  $ 94,622
                                   ========  ========  ========


* Net sales are attributed to countries based on location.


SELECTED INDUSTRY SEGMENT INFORMATION
(in thousands of dollars)

                                  2001       2000       1999
NET SALES
 Portrait Studio              $ 318,476   $ 319,492   $ 319,065
 Technology Development           3,034         888          70
Intersegment sales               (2,626)          -           -
                              ----------  ----------  ----------
                              $ 318,884   $ 320,380   $ 319,135
                              ==========  ==========  ==========
INCOME FROM OPERATIONS
 Portrait Studio operating
  earnings                    $  32,044   $  42,897   $  22,924
 Technology Development
     Operating earnings          (1,734)     (1,066)     (1,680)
Corporate expenses              (14,212)    (15,706)    (14,509)
                              ----------  ----------  ----------
                              $  16,098   $  26,125   $   6,735
                              ==========  ==========  ==========
SEGMENT ASSETS
 Portrait Studio              $  73,114   $  82,991   $  98,188
Technology Development            1,247         348           -
 Corporate cash and cash
  equivalents                    46,555      38,820      49,546
 Corporate other                 51,807      37,742      28,352
 Net assets of discontinued
  operations*                         -      16,011      23,177
                              ----------  ----------  ----------
                              $ 172,723   $ 175,912   $ 199,263
                              ==========  ==========  ==========
DEPRECIATION AND AMORTIZATION
 Portrait Studio              $  20,542   $  21,284   $  23,885
 Technology Development             161          21           -
 Corporate                        3,065       3,077       2,842
                              ----------  ----------  ----------
                              $  23,768   $  24,382   $  26,727
                              ==========  ==========  ==========
CAPITAL EXPENDITURES
 Portrait Studio              $  13,037   $   7,707   $  23,130
 Technology Development             990         330           -
 Corporate                          937       3,716       2,314
 Disposals                         (205)       (958)       (895)
                              ----------  ----------  ----------
                              $  14,759   $  10,795   $  24,549
                              ==========  ==========  ==========

* See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, 2.
  DISCONTINUED OPERATIONS AND SUPPLEMENTAL CASH FLOW
  INFORMATION" for more information.

12.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                     QUARTER ENDED:
                         (in thousands of dollars except share
                               and per share amounts)
                         April 28,  July 21,   Nov. 10,   Feb. 2,

             2001       2001       2001       2002

(12 wks)   (12 wks)   (16 wks)  (12 wks)
                        -----------------------------------------
FISCAL YEAR 2001
Net sales                $ 65,026  $ 59,071  $ 96,872  $ 97,915
Gross margin               56,836    50,624    84,098    85,647
Net earnings (loss) from
 continuing operations         41    (1,120)      153     7,078
Net earnings (loss)            41    (1,120)      153     7,078
-----------------------------------------------------------------
Net earnings (loss) per
 share from continuing
 operations-diluted      $   0.01  $  (0.14) $   0.02  $   0.88
Net earnings (loss) per
 share - diluted             0.01     (0.14)     0.02      0.88
-----------------------------------------------------------------
Net earnings
(loss) per
 share continuing
 operations - basic      $   0.01  $  (0.14) $   0.02  $   0.89
Net earnings (loss) per
 share - basic               0.01     (0.14)     0.02      0.89
-----------------------------------------------------------------
Weighted average number
 of common and common
 equivalent shares-
 diluted (in thousands)     7,829     7,791     7,983     8,020
Weighted average number
 of common and common
 equivalent shares-
 basic (in thousands)       7,690     7,791     7,913     7,945
-----------------------------------------------------------------











                                    QUARTER ENDED:
                        (in thousands of dollars except share
                              and per share amounts)
                        April 29,  July 22,   Nov. 11,   Feb. 3,
                          2000       2000       2000       2001
                        (12 wks)   (12 wks)   (16 wks)  (12 wks)
                        ----------------------------------------
FISCAL YEAR 2000
Net sales                $ 66,901  $ 60,845  $ 96,453  $ 96,182
Gross margin               58,621    53,003    85,033    84,605
Net earnings (loss) from
 continuing operations      2,180     2,011     2,955     7,918
Net earnings (loss) from
 discontinued operations        -      (583)   (3,297)     (230)
Net earnings (loss)         2,180     1,428      (342)    7,688
----------------------------------------------------------------
Net earnings (loss) per
 share from continuing
 operations - diluted    $   0.26  $   0.25  $   0.37  $   1.02
Net earnings (loss) per
 share from discontinued
 operations - diluted           -     (0.07)    (0.41)    (0.03)
Net earnings (loss) per
 share - diluted             0.26      0.18     (0.04)     0.99
----------------------------------------------------------------
Net earnings (loss) per
 share from continuing
 operations - basic      $   0.26  $   0.25  $   0.38  $   1.04
Net earnings (loss) per
 share from discontinued
 operations - basic             -     (0.07)    (0.42)    (0.03)
Net earnings (loss) per
 share - basic               0.26      0.18     (0.04)     1.01
----------------------------------------------------------------
Weighted average number
 of common and common
 equivalent shares-
 diluted (in thousands)     8,470     8,176     7,923     7,781
Weighted average number
 of common and common
 equivalent shares-
 basic (in thousands)       8,233     7,961     7,702     7,601
----------------------------------------------------------------








13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

          Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

     Cash and Cash Equivalents, Receivables, Accounts Payable and
     ------------------------------------------------------------
      Accrued Expenses
      ----------------
          The carrying amounts approximate fair value at February 2, 2002 and February 3, 2001 due to the short maturity of these financial instruments.

     Short-term Borrowing and Long-Term Debt
     ---------------------------------------
          The fair value of the Company's debt is estimated based on quoted market prices for similar debt issues with the similar remaining maturities. On February 2, 2002, the carrying value and estimated fair market value of the Company's debt was $51.2 million and $51.7 million, respectively. On February 3, 2001, the carrying value and estimated fair market value of the Company's debt was $59.7 million and $60.1 million, respectively.

14.  CONTINGENCIES

          The Company is a defendant in various lawsuits arising in the ordinary course of business. It is the opinion of management that the ultimate liability, if any, resulting from such lawsuits will not materially affect the consolidated financial position or results of operations of the Company.

15.  JOINT VENTURE

          In October 1996, the Company announced it had completed a photofinishing joint venture with Eastman Kodak Company ("Kodak") whereby Kodak purchased new shares of a former subsidiary, Fox Photo, Inc. ("Fox"), constituting 51% of the outstanding common stock of Fox for a cash purchase price of $56.1 million. In October 1997, the Company further announced the termination of the photofinishing joint venture. Pursuant to the termination, Kodak purchased the remaining 49% of Fox that it did not already own for a purchase price of $53.9 million that consisted of $10.0 million in cash in consideration of the Company's agreement not to compete with Fox for two years (the "Noncompete Agreement") and $43.9 million in the form of a note (the "Promissory Note") that matured and was paid on January 4, 1999. The Noncompete Agreement with Kodak resulted in recording $3.2 million in 1999 as a component of other income.

ITEM 9.   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable.












































                          PART III
                          --------

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
           PERSONS OF THE REGISTRANT

     Information required under this Item will be contained in the Registrant's 2002 Proxy Statement, to be dated within 120 days of the end of the Registrant's fiscal year 2001, is incorporated herein by reference and will be delivered to stockholders in connection with the Annual Shareholders meeting to be held on June 6, 2002.


ITEM 11.  EXECUTIVE COMPENSATION

     Information required under this Item will be contained in the Registrant's 2002 Proxy Statement, to be dated within 120 days of the end of the Registrant's fiscal year 2001, is incorporated herein by reference and will be delivered to stockholders in connection with the Annual Shareholders meeting to be held on June 6, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

     Information required under this Item will be contained in the Registrant's 2002 Proxy Statement, to be dated within 120 days of the end of the Registrant's fiscal year 2001, is incorporated herein by reference and will be delivered to stockholders in connection with the Annual Shareholders meeting to be held on June 6, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not Applicable.
















PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

(a) CERTAIN DOCUMENTS FILED AS PART OF FORM 10-K


                                                    PAGES
                                                    -----
(1.) FINANCIAL STATEMENTS
     --------------------
     - Independent Auditors' Report                    29
     - Consolidated Balance Sheets as of
        February 2, 2002 and February 3, 2001       30-31
     - Consolidated Statements of Operations for
        the fiscal years ended February 2, 2002,
        February 3, 2001 and February 5, 2000       32-33
     - Consolidated Statements of Changes in
        Stockholders' Equity for the fiscal
        years ended February 2, 2002 and
        February 3, 2001                            34-35
     - Consolidated Statements of Cash Flows for
        the fiscal years ended February 2, 2002,
        February 3, 2001 and February 5, 2000       36-37
     - Notes to Consolidated Financial Statements   38-62

(2.) FINANCIAL STATEMENT SCHEDULES
     -----------------------------
     - Schedule II, CPI Corp. Consolidated
        Allowance for Uncollectible Receivables
        Fiscal Years Ended February 2, 2002,
        February 3, 2001 and February 5, 2000          73

     All other schedules and notes under Regulation S-X are omitted because they are either not applicable, not required or the information called for therein appears in the consolidated financial statements or notes thereto.












(3.) EXHIBITS FILED UNDER ITEM 601 OF REGULATION S-K
     -----------------------------------------------

     The exhibits listed below for CPI Corp. and its subsidiaries
("the Company"), with their corresponding filing date and registration or Commission file numbers where applicable, are incorporated by reference as exhibits required by Item 601 of Regulation S-K:

(a)  EXHIBIT INDEX

EXHIBIT
NUMBER                         DESCRIPTION
--------  --------------------------------------------------------
(3.1) Articles of Incorporation of the Company, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 1989 on Form 10-K filed 4/30/90. File No. 1-10204

(3.2)     Bylaws of the Company, incorporated by reference to CPI
          Corp.'s Annual Report for fiscal year 1989 on Form 10-K filed 4/30/90. File No. 1-10204

(3.4) Amendment to Bylaws of the Company, incorporated by reference to CPI Corp.'s Form 8-K filed 8/18/95.
          File No. 0-11227

(3.5) Amendment to Bylaws of the Company, incorporated by reference to CPI Corp.'s Annual Report for fiscal year
          1996 on Form 10-K filed 5/2/97.  File No. 1-10204

(3.6)     Amendment to Bylaws of the Company, incorporated by
          reference to CPI Corp.'s Annual Report for fiscal year
          1993 on Form 10-K filed 5/4/94.   File No. 1-10204

(4.1) Articles of Incorporation and Bylaws of the Company, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 1989 on Form 10-K filed 4/30/90.
          File No. 1-10204

(4.2)     Note Agreement for CPI Corp. Senior Notes dated
          June 16, 1997, incorporated by reference to CPI Corp.'s
          Form 8-K filed 7/1/97.  File No. 0-11227

(4.3)     CPI Corp. 7.46% Senior Notes due June 16, 2007, PPN
          12617# ACO, incorporated by reference to CPI Corp.'s
          Form 8-K filed 7/1/97.  File No. 0-11227

(4.4)     CPI Corp. 7.46% Senior Notes due June 16, 2007,
          Security No.!Inv5641!, incorporated by reference to CPI
          Corp.'s Form 8-K filed 7/1/97.  File No. 0-11227

(4.5)     Registration of CPI Corp. Preferred Stock Purchase
          Rights, incorporated by reference to CPI Corp.'s Form
          8-A12B filed 3/15/00.  File No. 1-10204

(10.1)    Registration of Securities on the New York Stock
          Exchange, incorporated by reference to CPI Corp.'s Form 8-A filed 3/21/89.

                        EXHIBIT INDEX (continued)

EXHIBIT
NUMBER                         DESCRIPTION
--------  --------------------------------------------------------
(10.6)    $30 Million Revolving Credit Note with Firstar Bank and
          Commerce Bank, incorporated by reference to CPI Corp.'s
          Form 10-Q filed 9/1/00.  File No. 1-10204

(10.7) $10 Million Revolving Credit Note with Commerce Bank, incorporated by reference to CPI Corp.'s Form 10-Q filed 9/1/00. File No. 1-10204

(10.8) $20 Million Revolving Credit Note with Firstar Bank, incorporated by reference to CPI Corp.'s Form 10-Q filed 9/1/00. File No. 1-10204

(10.9) License Agreement Sears, Roebuck & Co., incorporated by reference to CPI Corp.'s Annual Report for fiscal year
          1998 on Form 10-K filed 5/5/99. File No. 1-10204

(10.10)   Second Amendment to License Agreement Sears, Roebuck &
          Co., incorporated by reference to CPI Corp.'s Form 10-Q filed 12/23/99. File No. 1-10204

(10.11) License Agreement Sears, Roebuck & Co. (Off Mall), incorporated by reference to CPI Corp.'s Annual Report for fiscal year 1998 on Form 10-K filed 5/5/99.
          File No. 1-10204

(10.12)   Second Amendment to License Agreement Sears, Roebuck &
          Co. (Off Mall), incorporated by reference to CPI Corp.'s Form 10-Q filed 12/23/99. File No. 1-10204

(10.13) License Agreement Sears, Roebuck De Puerto Rico, Inc., incorporated by reference to CPI Corp.'s Annual Report for fiscal year 1998 on Form 10-K filed 5/5/99.
          File No. 1-10204

(10.14)   License Agreement Sears Canada, Inc., incorporated by
          reference to CPI Corp.'s Annual Report for fiscal year
          1998 on Form 10-K filed 5/5/99.   File No. 1-10204







(10.15)   Development and License Agreement between Sears,
          Roebuck and Co. and Consumer Programs, Incorporated, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2000 on Form 10-K filed 5/3/01.
          File No. 1-10204

(10.16)*  Employment Contract Alyn V. Essman, incorporated by reference to CPI Corp.'s Annual Report for fiscal year
          1997 on Form 10-K filed 5/6/98.   File No. 1-10204

(10.17) Retirement Agreement for Alyn V. Essman, incorporated by reference to CPI Corp.'s Annual Report for fiscal year
          2000 on Form 10-K filed 5/3/01.  File No. 1-10204

                          EXHIBIT INDEX (continued)

EXHIBIT
NUMBER                         DESCRIPTION
--------  --------------------------------------------------------

(10.18)* Employment Contract for J. David Pierson, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2000 on Form 10-K filed 5/3/01. File No. 1-10204

(10.19)*  Employment Contract Russell H. Isaak, incorporated by reference to CPI Corp.'s Annual Report for fiscal year
          1997 on Form 10-K filed 5/6/98.   File No. 1-10204

(10.20)* Employment Contract for Russell A. Isaak, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2000 on Form 10-K filed 5/3/01. File No. 1-10204

(10.21)* Employment Contract Patrick J. Morris, incorporated by reference to CPI Corp.'s Annual Report for fiscal year
          1997 on Form 10-K filed 5/6/98.  File No. 1-10204

(10.22)* Employment Contract for Patrick J. Morris, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2000 on Form 10-K filed 5/3/01. File No. 1-10204

(10.23)* Employment Contract for Timothy F. Hufker, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2000 on Form 10-K filed 5/3/01. File No. 1-10204

(10.24)* Employment Contract Barry C. Arthur, incorporated by reference to CPI Corp.'s Annual Report for fiscal year
          1997 on Form 10-K filed 5/6/98.  File No. 1-10204

(10.25)* Employment Contract Fran Scheper, incorporated by reference to CPI Corp.'s Annual Report for fiscal year
          1997 on Form 10-K filed 5/6/98.  File No. 1-10204


(10.26)* Employment Contract Jane E. Nelson, incorporated by reference to CPI Corp.'s Annual Report for fiscal year
          1999 on Form 10-K filed 4/26/00.  File No. 1-10204

(10.27)   CPI Corp. Employees Profit Sharing Plan & Trust (As
          Amended and Restated Effective January 1, 1998), incorporated by reference to CPI Corp.'s Annual Report for fiscal year 1998 on Form 10-K filed 5/5/99.
          File No. 1-10204

(10.28)   First Amendment to CPI Corp. Employee Profit Sharing
          Plan & Trust (As Amended and Restated Effective
          January 1, 1998) (Effective January 1, 1999), incorporated by reference to CPI Corp.'s Annual Report for fiscal year 1998 on Form 10-K filed 5/5/99.
          File No. 1-10204

(10.29) CPI Corp. 1981 Stock Bonus Plan (As Amended and Restated Effective 2/3/91), incorporated by reference to CPI
          Corp.'s Annual Report for fiscal year 1992 on Form 10-K filed 5/5/93. File No. 1-10204

                          EXHIBIT INDEX (continued)

EXHIBIT
NUMBER                         DESCRIPTION
--------  --------------------------------------------------------

(10.30) First Amendment to CPI Corp. 1981 Stock Bonus Plan (As Amended and Restated Effective February 3, 1991) Effective January 1, 1995, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2000 on Form 10-K filed 5/3/01. File No. 1-10204

(10.31) CPI Corp. Deferred Compensation and Retirement Plan for Non-Management Directors (Amended and Restated as of January 28, 2000), incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2000 on Form
          10-K filed 5/3/01.  File No. 1-10204

(10.32) Deferred Compensation and Stock Appreciation Rights Plan (Amended and Restated as of June 6, 1996), incorporated by reference to CPI Corp.'s Annual Report for fiscal
          year 2000 on Form 10-K filed 5/3/01.   File No. 1-10204

(10.33) CPI Corp. Restricted Stock Plan (As Amended and Restated Effective as of January 16, 1995), incorporated by reference to CPI Corp.'s Annual Report for fiscal year
          2000 on Form 10-K filed 5/3/01.  File No. 1-10204

(10.34) CPI Corp. Stock Option Plan (Amended and Restated Effective as of December 16, 1997), incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2000 on Form 10-K filed 5/3/01. File No. 1-10204

(10.35)   CPI Corp. Voluntary Stock Option Plan (Amended and
          Restated Effective as of December 16, 1997), incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2000 on Form 10-K filed 5/3/01.
          File No. 1-10204

(10.36) CPI Corp. Key Executive Deferred Compensation Plan (As Amended and Restated June 6, 1996), incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2000 on Form 10-K filed 5/3/01. File No. 1-10204

(10.37) Stock Purchase Agreement By and Between Ridgedale Prints Plus, Inc. and TRU Retail, Inc., incorporated by reference to CPI Corp.'s Form 10-Q filed 6/8/01. File
          No. 1-10204

(10.38) First Amendment to Revolving Credit Agreement, incorporated by reference to CPI Corp.'s Form 10-Q filed 8/31/01. File No. 1-10204

(10.39) Loan Agreement among TRU Retail, Inc., Prints Plus, Inc. and Consumer Programs Incorporated, incorporated by reference to CPI Corp.'s Form 10-Q filed 8/31/01.
          File No. 1-10204























                    EXHIBIT INDEX (continued)
EXHIBIT
NUMBER                         DESCRIPTION
-------   -------------------------------------------------------
(10.40) Stock Purchase Agreement among Ridgedale Prints Plus, Inc., and TRU Retail, Inc., incorporated, incorporated by reference to CPI Corp.'s Form 10-Q filed 8/31/01. File No. 1-10204

(10.41)   Exhibit B, Certificate of Designation, Preferences and
          Rights of Series A Preferred Security of TRU Retail,
          Inc., incorporated by reference to CPI Corp.'s Form
          10-Q filed 8/31/01.  File No. 1-10204

(10.42)*  Employment Agreement by and between Jack Krings and CPI
          Corp., incorporated by reference to CPI Corp.'s Form
          10-Q filed 12/21/01.  File No. 1-10204

(10.43) Second Agreement to Revolving Credit Agreement, incorporated by reference to CPI Corp.'s Form 10-Q filed 12/21/01. File No. 1-10204

* Employment contract is automatically renewed and extended for one year unless terminated by the Board of Directors or the employee.


The following exhibits are included in this 10-K Annual Report:

 (3.7)  By-law Amendment
(10.44) Third Amendment to Revolving Credit Agreement
(10.45) Consulting Agreement by and between CPI Corp. and Patrick
         J. Morris
(10.46) Retirement and Release Agreement by and between CPI Corp.
         and Russell Isaak
(10.47) Retirement and Release Agreement by and between CPI Corp.
         and Patrick J. Morris
(10.48) Centrics Technology, Inc. Stock Option Plan
(10.49) Fourth Amendment to Revolving Credit Agreement
(10.50) Employment Agreement by and between Gary W. Douglass and
         CPI Corp.
(11.1)  Computation of Earnings Per Share - Diluted
(11.2)  Computation of Earnings Per Share - Basic
(13.0)  2001 Annual Report to Shareholders
(21.0)  Subsidiaries of the Registrant
(23.0)  Independent Auditor's Consent





REPORTS ON FORM 8-K

     - On December 5, 2001, CPI Corp. reported the issuance of a press release on December 4, 2001 announcing the retirement of Russ Isaak, President, and Pat Morris, Senior Executive Vice President and President of the Company's Portrait Studio Division, effective February 2, 2002.

     - On December 12, 2001, CPI Corp. reported the issuance of a press release on December 11, 2001 announcing third quarter results.

     - On December 20, 2001, CPI Corp. announced the Company would begin a search for a new chief financial officer.

(c)  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

     - See Item 14(a)(3)

(d)  FINANCIAL STATEMENT SCHEDULE REQUIRED BY REGULATION S-X

     - See Item 14(a)(2)





























                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of April, 2001.

                                   CPI CORP.

                                   BY: /s/  J. David Pierson
                                       -------------------------
                                       J. David Pierson
                                        Chairman, President, and
                                        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURES OF DIRECTORS AND PRINCIPAL OFFICERS

     Signature                  Title                Date

/s/ J. David Pierson     Chairman, President, and  April 12, 2002
-----------------------  Director (Principal
   (J. David Pierson)    Executive Officer)

/s/ Lee Liberman         Director                  April 12, 2002
-----------------------
   (Lee Liberman)

/s/ Nicholas L. Reding   Director                  April 12, 2002
-----------------------
   (Nicholas L. Reding)

/s/ Martin Sneider       Director                  April 12, 2002
-----------------------
   (Martin Sneider)

/s/ Robert L. Virgil     Director                  April 12, 2002
-----------------------
   (Robert L. Virgil)

/s/ Gary W. Douglass     Executive Vice President, April 12, 2002
-----------------------  Finance and Chief
   (Gary W. Douglass)    Financial Officer
                         (Principal Financial
                         Officer)

/s/ Barry Arthur         Executive Vice President, April 12, 2002
-----------------------  Administration(Principal
   (Barry Arthur)        Accounting Officer)

        SCHEDULE II

                                VALUATION AND QUALIFYING ACCOUNTS

CPI CORP. CONSOLIDATED ALLOWANCE FOR UNCOLLECTIBLE RECEIVABLES
FISCAL YEARS ENDED
FEBRUARY 2, 2002, FEBRUARY 3, 2001 AND FEBRUARY 5, 2000 (in thousands of dollars)

                          Balance at    Charged to    Charged
           Balance
                          beginning     cost a        to other
           at end
                          of period     expense       accounts
Deductions   of period
Description
-----------               ---------     ----------    --------
----------   ---------
Validation reserve
 deducted in the
 balance sheet from
 the asset to which
 it applies:

  Accounts receivable:
   2001 allowance for
    doubtful accounts     $  241        $  188        $    -     $
    -     $  429
   2000 allowance for
    doubtful accounts     $  287        $    -        $    -     $
   46     $  241
   1999 allowance for
    doubtful accounts     $  302        $    -        $    -     $
   15     $  287

The majority of receivable amounts at year ending February 2, 2002, February 3, 2001 and February 5, 2000, respectively are due from portrait studio customers for amounts collected or to be collected, for which the Company assumes all credit risks.

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

