Form 10-Q
period 2002-04-27
CPI CORP
filed 2002-06-07
CIK 25354

(PAGE NUMBERS REFER TO PAPER DOCUMENT ONLY)

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.   20549

                              FORM 10-Q

           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                               CPI CORP.
                               ---------

                 For the Quarter Ended April 27, 2002
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

     As of June 6, 2002 there were 8,037,037 shares of the Registrant's common stock outstanding.








TABLE OF CONTENTS
-----------------

           (PAGE NUMBERS REFER TO PAPER DOCUMENT ONLY)

PART 1.   FINANCIAL INFORMATION                          PAGE(S)
-------------------------------                          -------

Item 1.  Financial Statements
         - Interim Condensed Consolidated Balance Sheets
             as of April 27, 2002 and February 2, 2002       3-4
         - Interim Condensed Consolidated Statement
             of Earnings - For the 12 Weeks Ended
             April 27, 2002 and April 28, 2001                 5
         - Interim Condensed Consolidated Statement
             of Changes in Stockholders' Equity - For
             the 52 Weeks Ended February 2, 2002 and for
             the 12 Weeks Ended April 27, 2002               6-7
         - Interim Condensed Consolidated Statement of
             Cash Flows - For the 12 Weeks Ended
             April 27, 2002 and April 28, 2001               8-9
         - Notes to the Interim Condensed Consolidated
             Financial Statements                          10-12

Item 2.  Management's Discussions and Analysis of
             Financial Condition and Results of
             Operations                                    13-18

Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                      19


PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                     20

         Signature                                            21

         Exhibit Index                                        22











PART 1
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS ASSETS
(in thousands of dollars)

                                      (Unaudited)
                                        April 27,   February 2,
                                          2002         2002
                                      -----------   -----------
Current assets:
  Cash and cash equivalents            $  45,182    $   46,555
  Receivables, less allowance of
   $810 and $429, respectively             9,728         8,417
  Inventories                              9,413         9,510
  Prepaid expenses and other current
   assets                                  4,057         4,178
  Deferred tax assets                          -            79
  Refundable income taxes                  9,534         9,123
                                       ----------   -----------
     Total current assets                 77,914        77,862
                                       ----------   -----------
Net property and equipment                60,448        63,708
Assets of business transferred under
  contractual arrangements:
    Preferred security                    10,129        10,069
    Loan receivable                        1,911         1,518
Other assets, net of
  amortization of $1,359                  18,873        19,645
                                       ----------  -----------
     Total assets                      $ 169,275    $  172,802
                                       ==========   ===========

See accompanying notes to consolidated financial statements.
















CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS LIABILITIES AND STOCKHOLDERS' EQUITY (in thousands of dollars)
                                      (Unaudited)
                                       April 27,   February 2,
                                         2002         2002
                                      ----------   -----------
Current liabilities:
 Current maturities of long-term debt $   8,580     $   8,580
 Accounts payable                        10,273         9,741
 Accrued employment costs                11,002        13,538
 Accrued deferred revenue                 9,734         9,529
 Sales taxes payable                      1,475         2,816
 Accrued advertising expense              1,567         1,384
 Accrued expenses and other
  liabilities                             4,953         4,134
 Deferred income taxes                      462             -
                                      ----------    ----------
    Total current liabilities            48,046        49,722
                                      ----------    ----------
Long-term debt                           42,648        42,639
Other liabilities                         8,622        10,686
Long-term deferred revenue                3,625         3,677
Stockholders' equity:
 Preferred stock, no par value,
  1,000,000 shares authorized; no
  shares outstanding                          -             -
 Preferred stock, Series A, no par
  value, 200,000 shares authorized;
  no shares outstanding                       -             -
 Common stock, $0.40 par value,
  50,000,000 shares authorized;
  18,272,414 and 18,201,743 shares
  outstanding at April 27, 2002 and
 February 2, 2002, respectively           7,309         7,281
 Additional paid-in capital              50,968        49,845
 Retained earnings                      240,966       242,015
 Accumulated other comprehensive
  income                                 (5,237)       (5,387)
                                      ----------    ----------
                                        294,006       293,754
 Treasury stock at cost, 10,238,303
  shares at both April 27, 2002 and
  February 2, 2002                     (227,642)     (227,642)
 Unamortized deferred compensation-
  restricted stock                          (30)          (34)
                                      ----------    ----------
 Total stockholders' equity              66,334        66,078
                                      ----------    ----------
 Total liabilities and stockholders'
  equity                              $ 169,275     $ 172,802
                                      ==========    ==========
See accompanying notes to consolidated financial statements.
                              4
CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED) Twelve weeks ended April 27, 2002 and April 28, 2001 (in thousands of dollars except share and per share amounts)

                                         Twelve Weeks Ended
                                     --------------------------
                                      April 27,       April 28,
                                        2002            2001
                                     ----------      ----------
Net sales                            $  61,896       $  65,026
Costs and expenses:
  Cost of sales (exclusive of
   depreciation expense shown below)     8,540           8,190
  Selling, general and
   administrative expenses              47,471          48,937
  Depreciation and amortization          5,288           5,502
                                     ----------      ----------
                                        61,299          62,629
                                     ----------      ----------
Income from operations                     597           2,397
Interest expense                           912           1,069
Interest income                            413             429
Other income (expense), net                 18          (1,693)
                                     ----------      ----------
Earnings before income tax expense         116              64
Income tax expense                          45              23
                                     ----------      ---------
Net earnings                         $      71        $     41
                                     ==========       =========

Net earnings - diluted               $    0.01        $   0.01
                                     ==========       =========
Net earnings - basic                 $    0.01        $   0.01
                                     ==========       =========

Dividends per share                  $    0.14        $   0.14
                                     ==========       =========
Weighted average number of
  common and common equivalent
  shares outstanding- diluted        8,077,267       7,829,456
                                    ===========     ===========
Weighted average number of
  common and common equivalent
  shares outstanding- basic          8,033,051       7,690,021
                                    ===========     ===========


See accompanying notes to consolidated financial statements.





CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands of dollars except share and per share amounts)
Fifty-two weeks ended February 2, 2002
                                                  Accum               Deferred
                                Add'l             other    Treasury   comp'n
                         Common paid-in Retained  comp'h   stock      restr'td
                         stock  capital earnings  income   at cost    stock      Total
                         ------ ------- --------- -------- ---------- -------- ----------
Balance at Feb. 3, 2001  $7,154 $44,363 $240,227  $(3,466) $(227,699) $    (7) $  60,572
                         ------ ------- --------- -------- ---------- -------- ----------
Issuance of common stock
 (316,098 shares)           127   5,482        -        -          -      (36)     5,573
Comprehensive income
  Net earnings                -       -    6,152        -          -        -
  Foreign currency
      translation             -       -        -     (811)         -        -
  Pension benefit costs       -       -        -   (1,110)         -        -          -
    Comprehensive income      -       -        -        -          -        -      4,231

Dividends ($0.56 per
  common share)               -       -   (4,364)       -          -        -     (4,364)
Purchase of treasury
  stock, at cost              -       -        -        -         57        -         57
Amortization of deferred
  compensation-
  restricted stock            -       -        -        -          -        9          9
                         ------ ------- --------- -------- ---------- -------- ----------
Balance at Feb. 2, 2002  $7,281 $49,845 $242,015  $(5,387) $(227,642) $   (34) $  66,078
                         ====== ======= ========= ======== ========== ======== ==========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED) (in thousands of dollars except share and per share amounts)
Twelve weeks ended April 27, 2002
                                                  Accum               Deferred
                                Add'l             other    Treasury   comp'n
                         Common paid-in Retained  comp'h   stock      restr'td
                         stock  capital earnings  income   at cost    stock      Total
                         ------ ------- --------- -------- ---------  -------- ----------
Balance at Feb. 2, 2002  $7,281 $49,845 $242,015  $(5,387) $(227,642) $   (34) $  66,078
                         ------ ------- --------- -------- ---------- -------- ----------
Issuance of common stock
  (70,671 shares)            28   1,123        -        -          -        -      1,151
Comprehensive income
  Net earnings                -       -       71        -          -        -
  Foreign currency
      translation             -       -        -      150          -        -
    Comprehensive income      -       -        -        -          -        -        221
Dividends ($0.14 per
  common share)               -       -   (1,120)       -          -        -     (1,120)
Amortization of deferred
  compensation-
  restricted stock            -       -        -        -          -        4          4
                         ------ ------- --------- -------- ---- ------ -------- ---------
Balance at
  April 27, 2002         $7,309 $50,968 $240,966  $(5,237) $(227,642) $   (30)  $  66,334
                         ====== ======= ========= ======== ========== ========  =========

See accompanying notes to consolidated financial statements.



CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH
FLOWS (UNAUDITED)
Twelve weeks ended April 27, 2002 and April 28, 2001
(in thousands of dollars)

Reconciliation of net earnings to cash flows provided by (used in) operating activities (unaudited):

                                             12 Weeks Ended
                                       -------------------------
                                        April 27,     April 28,
                                          2002          2001
                                       -----------   -----------
Net earnings                             $    71        $    41

Adjustments for items not requiring
 cash:
  Depreciation and amortization            5,288          5,502

  Deferred income taxes                      185           (256)

  Deferred revenue                           130           (596)
  Post closing adjustment on preferred
   security                                  147              -
  Accrued interest on preferred
   security                                 (207)             -
  Other                                   (2,366)        (3,268)


Decrease (increase) in current assets:
  Receivables and inventories             (1,214)          (903)

  Refundable income taxes                   (411)        (4,761)

  Prepaid expenses and other current
   assets                                    151            290


Increase (decrease) in current
 liabilities:
  Accounts payable, accrued expenses and
   other liabilities                      (2,343)         2,968

  Income taxes                                 -         (1,067)

                                        ---------      ---------
Cash flows provided by (used in)
  operating activities                      (569)        (2,050)

                                        =========      =========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH
FLOWS (Unaudited) Twelve weeks ended April 27, 2002 and
April 28, 2001 (in thousands of dollars) (...continued)

                                              12 Weeks Ended
                                        ------------------------
                                          April 27,   April 28,
                                            2002        2001
                                        ------------ -----------
Cash flows provided by (used in)
 operating activities                     $   (569)    $ (2,050)

                                          ---------    ---------
Cash flows provided by (used in)
 financing activities:
  Issuance of common stock to employee
   stock plans                               1,151        1,033
  Cash dividends                            (1,120)      (1,071)
  Purchase of treasury stock                     -           (1)
                                          ---------    ---------
Cash flows provided by (used in)
 financing activities                           31          (39)
                                          ---------    ---------
Cash flows used in investing activities:
 Additions to property and equipment        (1,873)      (4,457)
 Change in loan receivable                    (393)           -
 Purchase of investment securities
  in Rabbi Trust                              (613)           -
 Proceeds from investment securities
  in Rabbi Trust                             1,967        2,102
                                          ---------    ---------
  Cash flows used in investing activities     (912)      (2,355)
                                          ---------    ---------
Effect of exchange rate changes on
 cash and cash equivalents                      77         (138)
                                          ---------    ---------
Net decrease in cash and cash equivalents (1,373) (4,582) Cash and cash equivalents at beginning
 of period                                  46,555       38,820
                                          ---------    ---------
Cash and cash equivalents at end of
 period                                   $ 45,182     $ 34,238
                                          =========    =========
Supplemental cash flow information:
 Interest paid                            $      -     $     20

                                          =========    =========

 Income taxes paid                        $    192     $  6,188
                                          =========    =========

See accompanying notes to consolidated financial statements.
                              9


CPI CORP. NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (Unaudited)

Note 1
------
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of CPI Corp.'s ("the Company's") financial position as of April 27, 2002 and February 2, 2002 and the results of its operations and changes in its cash flows for the 12 weeks ended April 27, 2002 and April 28, 2001. Certain prior year amounts have been reclassified to conform to the first quarter 2002 presentation. These financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company's annual report on Form 10-K for its fiscal year ended February 2, 2002.

Note 2
------
     The Company has operations in two business segments:
Portrait Studios and Technology Development. The Portrait Studios segment functions as the exclusive operator of Sears Portrait Studios with 1,031 locations in the United States, Canada and Puerto Rico as of April 27, 2002. The Technology Development segment operates an internet-based, mail order photofinishing business under the name searsphotos.com and offers software programs primarily for the retail service industry use, software consulting and custom software development under the name Centrics Technology, Inc.

SELECTED INDUSTRY SEGMENT INFORMATION (in thousands of dollars)
                                        Twelve Weeks Ended
                                  -----------------------------
                                  April 27, 2002  April 28,2001
                                  --------------  -------------
NET SALES:
  Portrait Studios                  $   61,629     $   65,012
  Technology Development                   876             14
  Intersegment sales                      (609)             -
                                    -----------    -----------
                                    $   61,896     $   65,026
                                    ===========    ===========
INCOME (LOSS) FROM OPERATIONS:
 Portrait Studios                   $    4,566     $    6,107
 Technology Development                   (414)          (765)
 Corporate expense                      (3,555)        (2,945)
                                    -----------    -----------
                                    $      597     $    2,397
                                    ===========    ===========
SEGMENT ASSETS:
 Portrait Studios                   $   71,007     $   82,163
 Technology Development                  1,543            897
 Corporate cash and cash equivalents    45,182         34,238
 Corporate other                        51,543         40,204
 Net assets of discontinued
  operations                                 -         16,011
                                    -----------    -----------
                                    $  169,275     $  173,513
                                    ===========    ===========










GEOGRAPHIC FINANCIAL INFORMATION (in thousands of dollars)
                                          Twelve Weeks Ended
                                 -------------------------------
                                 April 27, 2002   April 28, 2001
                                 --------------   --------------
NET SALES: United States            $ 58,066          $ 61,096
           Canada                      3,830             3,930
                                    ---------         ---------
                                    $ 61,896          $ 65,026
                                    =========         =========
LONG-LIVED ASSETS: United States    $ 86,526          $ 80,922
                   Canada              4,835             5,472
                                    ---------         ---------
                                    $ 91,361          $ 86,394
                                    =========         =========
Note 3
------
     On February 3, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Under SFAS 142, goodwill amortization ceases upon adoption of the new standard. The new rules also require an initial goodwill impairment
assessment in the year of adoption and an annual impairment
test thereafter. In addition, interim testing of goodwill is now required if an event or circumstance indicates that an impairment loss has been incurred. During the first quarter ended April 27, 2002, the Company performed the first of the required impairment tests of goodwill. No impairment loss resulted from the initial goodwill impairment test. As of February 2, 2002 and April 27, 2002, the carrying value of goodwill was $513,000 and related to acquisitions by the Portrait Studio divisions prior to June 30, 2001. The pro forma effects of the adoption of SFAS 142 on the results of operations for periods prior to fiscal year 2002 are as follows:
                                       Twelve Weeks Ended
                             ----------------------------------
                                 (in thousands of dollars,
                                  except per share data)
                              April 27, 2002     April 28, 2001
                              --------------     --------------
Reported net earnings            $    71              $    41
Add: Goodwill amortization,
 net of tax                            -                   16
                                 --------             --------
Adjusted net income              $    71              $    57
                                 ========             ========
Diluted earnings per share:
  Reported net earnings          $  0.01              $  0.01
  Goodwill amortization, net
   of tax                              -                    -
                                 --------             --------
  Adjusted net income            $  0.01              $  0.01
                                 ========             ========
Basic earnings per share:
  Reported net earnings          $  0.01              $  0.01
  Goodwill amortization, net
   of tax                              -                    -
                                 --------             --------
  Adjusted net income            $  0.01              $  0.01
                                 ========             ========
Note 4
------
     In July 2001, the Company announced it had provided TRU Retail, Inc., the predecessor legal entity of Prints Plus, Inc. ("Prints Plus") with a $6.4 million revolving line of credit. The Company further announced the completion of the sale of its Wall Decor segment for $16.0 million. The sales price reflected
                              11



the receipt of $11.0 million in a Preferred Security of Prints
Plus, approximately $4.0 million in cash, other consideration netting to $1.0 million and the assumption of certain liabilities including the ongoing guarantee of certain operating real estate leases. The sales price was subject to final post-closing adjustments.

     Subsequently, in January 2002, the Preferred Security decreased due to the optional redemption of $1.0 million of the security by Prints Plus, and, in first quarter of 2002, by a final post-closing adjustment of $147,000 to the security reflecting a decrease in the final sales price. These two events, when offset by the accrued interest income of $276,000 that is also reflected in the value of the Preferred Security, resulted in a balance on April 27, 2002 of $10.1 million.
For first quarter of 2002, interest income earned on the Preferred Security was $207,000.

     Borrowings under the revolving line of credit extended to Prints Plus were $1.9 million as of April 27, 2002. For first quarter of 2002, interest income earned on this revolving line of credit by the Company was $25,000.

     Due to the Company's continuing financial interest in Prints Plus, the Company is required to follow a modified equity method of accounting, which requires cumulative losses incurred by Prints Plus be reflected in the Company's financials as a valuation allowance and corresponding charge to income. Due to Prints Plus' unaudited net earnings from July 22, 2001 to April 27, 2002 of $1.4 million and, as Prints Plus is meeting the performance standards established under the covenants of the Preferred Security and revolving line of credit, no valuation allowance has been recorded as of April 27, 2002.

     Further, if Prints Plus defaults on certain operating real estate leases, the Company has guaranteed monthly lease payments over the remaining life of these leases. As of April 27, 2002, the maximum future obligation to the Company would be $19.6 million before any negotiation with landlords or subleasing. Based on scheduled lease payments, the maximum future obligations will decrease annually by approximately $5.4 million to $4.8 million during the next three years. To recognize the risk associated with these leases and based on the Company's past experience with renegotiating lease obligations, a $1.0 million reserve was established in 2001. At April 27, 2001, the Company had made no further allowances for defaults under these operating leases as, in the opinion of management, Prints Plus is meeting the performance standards established under the operating leases.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     THE STATEMENTS CONTAINED IN THIS REPORT, AND IN PARTICULAR IN THE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" SECTION THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS WITHIN
THE MEANING OF THE PRIVATE SECURITIES LITIGATION ACT OF 1995, AND INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES
TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, SUCH AS THE COMPANY'S OUTLOOK FOR PORTRAIT STUDIOS, FUTURE CASH REQUIREMENTS, COMPLIANCE WITH DEBT COVENANTS, VALUATION ALLOWANCES, AND CAPITAL EXPENDITURES, ARE ONLY PREDICTIONS OR EXPECTATIONS; ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY AS A RESULT OF RISKS FACING THE COMPANY. SUCH RISKS INCLUDE,
BUT ARE NOT LIMITED TO: CUSTOMER DEMAND FOR THE COMPANY'S PRODUCTS AND SERVICES, THE OVERALL LEVEL OF ECONOMIC ACTIVITY IN THE COMPANY'S MAJOR MARKETS, COMPETITORS' ACTIONS, MANUFACTURING INTERRUPTIONS, DEPENDENCE ON CERTAIN SUPPLIERS, CHANGES IN THE COMPANY'S RELATIONSHIP WITH SEARS AND THE CONDITION AND STRATEGIC PLANNING OF SEARS, FLUCTUATIONS
IN OPERATING RESULTS, THE CONDITION OF PRINTS PLUS, INC., THE ATTRACTIONS AND RETENTION OF QUALIFIED PERSONNEL AND OTHER RISKS AS MAY BE DESCRIBED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING ITS FORM 10-K
FOR THE YEAR ENDED FEBRUARY 2, 2002.

     The Company's fiscal year ends the first Saturday of February. Accordingly, fiscal year 2001 ended February 2, 2002 and consisted of 52 weeks. The first fiscal quarters of 2002 and 2001 consisted of twelve weeks and ended April 27, 2002 and April 28, 2001, respectively. Throughout "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION," reference to 2001 will mean the fiscal year ended February 2, 2002 and reference to first quarter 2002 and first quarter 2001 will mean the first fiscal quarter of 2002 and 2001, respectively.

     The Company has operations in two business segments:
Portrait Studios and Technology Development. The Portrait Studios segment functions as the exclusive operator of Sears Portrait Studios with 1,031 locations in the United States, Canada and Puerto Rico as of April 27, 2002. The Technology Development segment operates an internet-based, mail order photofinishing business under the name searsphotos.com and offers software programs primarily for the retail service industry use, software consulting and custom software development under the name Centrics Technology, Inc.




                              13
RESULTS OF OPERATION - TWELVE WEEKS ENDED APRIL 27, 2002
COMPARED TO TWELVE WEEKS ENDED APRIL 28, 2001

     The following table sets forth certain operating information for each period and should be viewed in conjunction with the consolidated financial statements and notes included in Item 1 of this Form 10-Q.

                              Twelve Weeks Ended
                              ------------------      Change
                             April 27,  April 28,    Increase
                               2002       2001      (Decrease)
                              ------     ------     -----------
                          (in thousands of dollars)
Net sales:
  Portrait Studios            $ 61,629   $ 65,012      (5.2)%
  Technology Development           876         14         -
  Intersegment sales              (609)         -         -
                              ---------  ---------
    Total net sales           $ 61,896   $ 65,026      (4.8)%
                              =========  =========
Operating earnings (losses):
  Portrait Studios            $  4,566   $  6,107     (25.2)%
  Technology Development          (414)      (765)    (45.6)%
                              ---------  ---------
    Total operating earnings     4,152      5,342     (22.3)%
                              ---------  ---------
General corporate expenses       3,555      2,945      20.7 %
                              ---------  ---------
Income from operations        $    597   $  2,397     (75.1)%
                              =========  =========

     Net sales for the Portrait Studios segment decreased in first quarter of 2002 from first quarter of 2001, as a 7.1% decrease in sittings partially offset by a 1.9% increase in average sales per customer. The decrease in sittings is attributable to the effects of an early Easter that historically results in reduced sittings and a decreased response to certain media targeted toward acquisition of new mothers. The increase in average sales per customer is primarily the result of a larger percentage of our customers choosing our higher-value custom offer versus our package offers.

     Operating earnings for the Portrait Studios decreased first quarter of 2002 from the same timeframe in 2001 due to lower sales partially offset by lower operating expenses. The lower operating expenses resulted from reduced film and manufacturing costs because of decreased sittings and fewer units being produced, reduced commissions attributable to lower sales, and lower advertising expense resulting principally from a planned reduction in spring television advertising, and the delayed implementation of certain customer premium programs.
                              14
     Net sales for the Technology Development segment reflected an increase in the first quarter of 2002 from the first quarter of 2001 due to intersegment sales and increases in net sales to nonaffiliated companies. After elimination of intersegment sales, operating losses decreased in the first quarter of 2002 from 2001 first quarter levels, reflecting the increase in nonaffiliated sales.

     General corporate expenses increased $610,000 between the quarters principally due to the incurrence in 2002 of $561,000 in professional service fees associated with the final phase of the Company's strategic planning initiative.

OTHER ITEMS EFFECTING RESULTS OF OPERATIONS

     The following table sets forth certain operating information for each period and should be viewed in conjunction with the consolidated financial statements and notes included in
Item 1 of this Form 10-Q.

                              Twelve Weeks Ended
                             --------------------    Change
                             April 27,  April 28,   Increase
                               2002       2001     (Decrease)
                              ------     ------    ----------
                          (in thousands of dollars)
Interest expense:
  Debt                        $ 883       $ 1,030    (14.3)%
  Other                          29            39    (26.3)%
                              ------      --------
    Total interest expense    $ 912       $ 1,069    (14.7)%
                               ======      ========
Interest income:
  Investments                 $ 181       $   429    (57.8)%
  Income from Preferred
    Security(1)                 207             -        -
  Revolver (1)                   25             -        -
                              ------      --------
    Total interest income     $ 413       $   429     (3.7)
                              ======      ========
Other income (expense), net:
 Other income                 $  18       $    21    (17.0)
 Separation expense(2)            -        (1,714)       -
                              ------      --------
    Total other income
      (expense), net          $  18       $(1,693)
                              ======      ========
Effective income tax rate      39.0%         35.0%
                              ======      ========

(1) See Discontinued Operations discussion below.
(2) See Separation discussion below.

                              15
     Interest expense decreased in first quarter of 2002 from first quarter of 2001 as a result of the scheduled repayment of long-term debt.

     Interest income was relatively unchanged in the first quarter of 2002 from first quarter of 2001 as lower income earned on invested cash was largely offset by accrued income relating to the Preferred Security and Revolver. The lower income earned on invested cash was a result of higher invested balances offset by significantly lower interest rates.

      The Company's effective income tax rate increased from 35% in fiscal 2001 to 39% in fiscal 2002. The fiscal 2001 rate was positively impacted by the adjustments to the income tax reserve related to various income tax matters.

Discontinued Operations
     In July 2001, the Company announced it had provided TRU Retail, Inc., the predecessor legal entity of Prints Plus, Inc. ("Prints Plus") with a $6.4 million revolving line of credit. The Company further announced the completion of the sale of its Wall Decor segment for $16.0 million. The sales price reflected the receipt of $11.0 million in a Preferred Security of Prints Plus, approximately $4.0 million in cash, other consideration netting to $1.0 million and the assumption of certain liabilities including the ongoing guarantee of certain operating real estate leases. The sales price was subject to final post-closing adjustments.

     Subsequently, in January 2002, the Preferred Security decreased due to the optional redemption of $1.0 million of the security by Prints Plus, and, in first quarter of 2002, by a final post-closing adjustment of $147,000 to the security reflecting a decrease in the final sales price. These two events, when offset by the accrued interest income of $276,000 that is also reflected in the value of the Preferred Security, resulted in a balance on April 27, 2002 of $10.1 million. For first quarter of 2002, interest income earned on the Preferred Security was $207,000.

     Borrowings under the revolving line of credit extended to Prints Plus were $1.9 million as of April 27, 2002. For first quarter of 2002, interest income earned on this revolving line of credit by the Company was $25,000.

     Due to the Company's continuing financial interest in Prints Plus, the Company is required to follow a modified equity method of accounting, which requires cumulative losses incurred by Prints Plus be reflected in the Company's financials as a valuation allowance and corresponding charge to income. Due to Prints Plus' unaudited net earnings from July 22, 2001 to April 27, 2002 of $1.4 million and, as Prints Plus is meeting the performance standards established
                              16

under the covenants of the Preferred Security and revolving line of credit, no valuation allowance has been recorded as of April 27, 2002.

     Further, if Prints Plus defaults on certain operating real estate leases, the Company has guaranteed monthly lease payments over the remaining life of these leases. As of April 27, 2002, the maximum future obligation to the Company would be $19.6 million before any negotiation with landlords or subleasing. Based on scheduled lease payments, the maximum future obligations will decrease annually by approximately $5.4 million to $4.8 million during the next three years. To recognize the risk associated with these leases and based on the Company's past experience with renegotiating lease obligations, a $1.0 million reserve was established in 2001. At April 27, 2001, the Company had made no further allowances for defaults under these operating leases as, in the opinion of management, Prints Plus is meeting the performance standards established under the operating leases.

     For further detailed information regarding risk, see Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity, Capital Resources and Financial Condition-Risk and Critical Accounting Policies," in the Company's Annual Report on Form 10-K for fiscal year ended February 2, 2002.

Separation
     In February 2001, the Company announced it had hired J. David Pierson as Chairman and Chief Executive Officer to replace the retiring Alyn V. Essman. The Company incurred $1.7 million in expense in first quarter of 2001, which is included in Other Expenses, related to the severance pay, recognition of unamortized supplemental employee retirement plan benefits and other costs associated with the retirement of Mr. Essman and the recruitment of Mr. Pierson.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Operating Activities
     Net cash used in operating activities in first quarter of 2002 of $569,000 decreased $1.5 million from the $2.1 million recorded in first quarter of 2001 due to improvements in working capital.

Investing Activities
     Net cash used in investing activities in first quarter of 2002 of $912,000 reflect a $1.4 million decrease from the first quarter of 2001 level as lower levels of capital expenditures were only slightly offset by seasonal increases in the Loan Receivable of Prints Plus and changes in investments held by the Rabbi Trust. The seasonal increase is due to the normal
                              17
post-Christmas slowdown in Prints Plus' business and the resulting increase in its borrowings under the Revolver from year-end.

Financing Activities
     Financing activities were relatively unchanged in first quarter 2002 compared to first quarter 2001. As discussed in the Company's Annual Report 10-K, in April 2002, the Company amended its Revolving Facility to adjust the minimum consolidated earnings before income taxes, depreciation and amortization covenant. The Company is in compliance with all covenants as amended as of April 27, 2002 and expects to be in compliance with all covenants this year.

Cash Flows
     Cash flows from operations and cash and cash equivalents on hand represent the Company's expected source of funds in fiscal year 2002 for planned capital expenditures of approximately
$18 million, scheduled principal payments on long-term debt of $8.6 million, normal business operations and dividends to shareholders. With the exception of letters of credit used to support the Company's self-insurance program and operating leases, the Company does not use off-balance sheet arrangements to finance business activities.

Financial Condition
     Assets of the Company decreased 2.0% in first quarter of 2002 from year-end 2001 due primarily to an ordinary-course decrease in net property and equipment resulting from depreciation charges, partially offset by the seasonal post-Christmas changes in accounts receivable. Liabilities of the Company decreased 3.5% primarily as a result of seasonal decreases in accrued employment costs and other liabilities. Stockholders' equity was relatively unchanged as first quarter 2002 net earnings and increases in additional paid-in capital that resulted from issuing shares of stock under various stock-based compensation plans were offset by the payment of dividends to stockholders.

Strategic Planning Initiatives
     On June 4, 2002, the Company announced that its Board of Directors had approved management's recommendation for the recently completed strategic planning process. For additional information on the Company's strategic initiatives, refer to the Company's Form 8-K filed on June 4, 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

     Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign exchange rates. The Company's debt obligations have primarily fixed interest rates; therefore, the Company's exposure to changes in interest rates is minimal. The Company's exposure to changes in foreign exchange rates relate to the Canadian operations and are also minimal as these operations constitute 6.9% of the Company's total assets and 6.2% of the Company's total sales.

PART II.   OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a) EXHIBITS

           The following exhibits are being filed as part of this Report:

           Exhibit 3.8   - Second Amendment to CPI Corp.
                           Employees Profit Sharing Plan and
                           Trust (As Amended and Restated
                           Effective January 1, 1998)

           Exhibit 10.51 - 3rd amendment to Sears contract

           Exhibit 10.52 - Amendment to Deferred Compensation
                           and Retirement Plan for
                           Non-Management Directors (Amended
                           and Restated as of January 28, 2000)

           Exhibit 11.0  - Computation of Earnings per Common
                           Share

         b) REPORTS ON FORM 8-K

            - On February 7, 2002, CPI Corp. filed an 8-K Current Report announcing the issuance of a press release dated February 4, 2002 reporting the declaration of the first quarter dividend and the election of J. David Pierson to the position of President. The Company also announced Jack Krings had been appointed President of the Company's Sears Portrait Studio Division.

            - On April 8, 2002, CPI Corp. filed an 8-K Current Report announcing the issuance of two press releases. The first press release, dated
               April 4, 2002, announced the hiring of Gary W. Douglass to the position of Executive Vice President, Finance and Chief Financial Officer of the Company, effective April 8, 2002. The second press release, dated April 5, 2002, announced FY 2001 financial results.

                                SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                         CPI Corp.
                                       (Registrant)




                             By:  /s/ Gary W. Douglass
                                  ---------------------------
                                   Gary W. Douglass
                                   Executive Vice President,
                                   Finance and Chief Financial
                                   Officer (Principal Accounting
                                   and Financial Officer)


Dated:  June 7, 2002

                            CPI CORP.

                          EXHIBIT INDEX

          (PAGE NUMBERS REFER TO PAPER DOCUMENT ONLY)


Page

----

Exhibit 3.8   - Second Amendment to CPI Corp. Employees       23
                Profit Sharing Plan and Trust (As Amended

                and Restated Effective January 1, 1998)


Exhibit 10.51 - 3rd amendment to Sears contract               24

Exhibit 10.52 - First Amendment to Deferred Compensation      25
                and Retirement Plan for Non-Management
                Directors (as Amended and Restated as of
                January 28, 2000)

Exhibit 11.0  - Computation of Earnings per Common Share      26