Form 10-Q
period 2002-07-20
CPI CORP
filed 2002-08-19
CIK 25354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.   20549

                           FORM 10-Q

      Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

                           CPI CORP.
                           ---------

                For the Quarter Ended July 20, 2002
                                      -------------

                   Commission File Number 1-10204
                                          -------

              DELAWARE                        43-1256674
              --------                        ----------
(State or Other Jurisdiction of          (I.R.S. Employer
 Incorporation or Organization)           Identification No.)


      1706 Washington Avenue, St. Louis, Missouri   63103-1790
      --------------------------------------------------------
      (Address of Principal Executive Offices)      (Zip Code)


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

     As of August 16, 2002 there were 8,044,203 shares of the Registrant's common stock outstanding.








TABLE OF CONTENTS
-----------------

              (PAGE NUMBERS REFER TO PAPER DOCUMENT ONLY)

PART 1.   FINANCIAL INFORMATION                          PAGE(S)
-------------------------------                          -------

Item 1.   Financial Statements
          - Interim Condensed Consolidated Balance
             Sheets as of July 20, 2002 and
             February 2, 2002                               3-4
          - Interim Condensed Consolidated Statement of Earnings - For the 12 and 24 Weeks Ended
             July 20, 2002 and July 21, 2001                5-6
          - Interim Condensed Consolidated Statement
             of Changes in Stockholders' Equity - For
             the 52 Weeks Ended February 2, 2002 and
             for the 24 Weeks Ended July 20, 2002             7
          - Interim Condensed Consolidated Statement
             of Cash Flows - For the 24 Weeks Ended
             July 20, 2002 and July 21, 2001                8-9
          - Notes to the Interim Condensed Consolidated
             Financial Statements                         10-15

Item 2.   Management's Discussions and Analysis of
           Results of Operations, Financial Condition
           and Cash Flow                                  16-26

Item 3.   Quantitative and Qualitative Disclosures About
           Market Risk                                       27


PART II.  OTHER INFORMATION
---------------------------

Item 4.   Submission of Matters to a Vote to Security
           Holders                                           28

Item 6.   Exhibits and Reports on Form 8-K                   29

          Signature                                          30

          Index to Exhibits                                  31








                              2
PART 1
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS - ASSETS
(in thousands of dollars)

                                       July 20,    February 2,
                                         2002         2002
                                     (UNAUDITED)
                                     -----------   -----------
Current assets:
 Cash and cash equivalents            $  31,572    $   46,555
 Receivables, less allowance of
  $671 and $429, respectively            12,523         8,417
 Inventories                              8,882         9,510
 Prepaid expenses and other current
  assets                                  5,068         4,257
 Refundable income taxes                  9,667         9,123
                                      ----------   -----------
     Total current assets                67,712        77,862
                                      ----------   -----------
Net property and equipment               58,263        63,708
Assets of business transferred under
 contractual arrangements:
   Preferred security                     9,959        10,069
   Loan receivable                        3,117         1,518
Assets of supplemental retirement
 plan:
   Cash surrender value of life
    insurance policies                   10,304         9,455
   Long-term investments held in Rabbi
    Trust                                 3,557         4,951
Other assets, net of amortization of
  $1,359                                  5,612         5,239
                                      ----------   -----------
     Total assets                     $ 158,524    $  172,802
                                      ==========   ===========

See accompanying notes to consolidated financial statements.












                              3
CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS -
LIABILITIES AND STOCKHOLDERS' EQUITY
(in thousands of dollars except share and per share amounts)

                                        July 20,    February 2,
                                          2002         2002
                                       (UNAUDITED)
                                       -----------  -----------
Current liabilities:
 Current maturities of long-term debt   $   8,580    $   8,580
 Accounts payable                          11,774        9,741
 Accrued employment costs                  10,448       13,538
 Deferred revenue                           9,664        9,529
 Sales taxes payable                        1,358        2,816
 Accrued advertising expense                1,612        1,384
 Accrued expenses and other liabilities     4,615        4,134
                                       -----------  -----------
   Total current liabilities               48,051       49,722
                                       -----------  -----------
Long-term debt                             34,084       42,639
Other liabilities                           8,139       10,686
Deferred revenue                            3,241        3,677
Stockholders' equity:
 Preferred stock, no par value,
  1,000,000 shares authorized; no
  shares outstanding                            -            -
 Preferred stock, Series A, no par
  value, 200,000 shares authorized;
  no shares outstanding                         -            -
 Common stock, $0.40 par value,
  50,000,000 shares authorized;
  18,282,506 and 18,201,743 shares
  issued at July 20, 2002 and
  February 2, 2002, respectively            7,313        7,281
  Additional paid-in capital               51,137       49,845
  Retained earnings                       239,303      242,015
  Accumulated other comprehensive
   income                                  (5,075)      (5,387)
                                       -----------  -----------
                                          292,678      293,754
Treasury stock at cost, 10,238,303
 shares at both July 20, 2002 and
 February 2, 2002                        (227,642)    (227,642)
Unamortized deferred compensation-
 restricted stock                             (27)         (34)
                                       -----------  -----------
Total stockholders' equity                 65,009       66,078
                                       -----------  -----------
Total liabilities and stockholders'
 equity                                 $ 158,524    $ 172,802
                                       ===========  ===========

See accompanying notes to consolidated financial statements.
                              4
CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED) Twelve weeks ended July 20, 2002 and July 21, 2001 (in thousands of dollars except share and per share amounts)

                                         Twelve Weeks Ended
                                     --------------------------
                                      July 20,        July 21,
                                        2002            2001
                                     ----------      ----------
Net sales                            $  56,660       $  59,071
Costs and expenses:
  Cost of sales (exclusive of
   depreciation and amortization
   expense shown below)                  8,456           8,447
  Selling, general and
   administrative expenses              44,103          46,067
  Depreciation and amortization          4,844           5,551
                                     ----------      ----------
                                        57,403          60,065
                                     ----------      ----------
Loss from operations                      (743)           (994)
Interest expense                           857           1,007
Interest income                            694             264
Other income (expense), net                 24              14
                                     ----------      ----------
Loss before income tax expense            (882)         (1,723)
Income tax benefit                        (344)           (603)
                                     ----------      ----------
Net loss                             $    (538)      $  (1,120)
                                     ==========      ==========
Net loss per share - diluted         $   (0.07)      $   (0.14)
                                     ==========      ==========
Net loss per share - basic           $   (0.07)      $   (0.14)
                                     ==========      ==========

Dividends per share                  $    0.14       $    0.14
                                     ==========      ==========
Weighted average number of common
 and common equivalent shares
 outstanding - diluted               8,037,591       7,790,534
                                     ==========      ==========
Weighted average number of common
 and common equivalent shares
 outstanding - basic                 8,037,591       7,790,534
                                     ==========      ==========

See accompanying notes to consolidated financial statements.






                              5

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
Twenty-four weeks ended July 20, 2002 and July 21, 2001
(in thousands of dollars except share and per share amounts)

                                       Twenty-four Weeks Ended
                                     --------------------------
                                      July 20,        July 21,
                                        2002            2001
                                     ----------      ----------
Net sales                            $ 118,556       $ 124,098
Costs and expenses:
  Cost of sales (exclusive of
   depreciation and amortization
   expense shown below)                 16,996          16,637
  Selling, general and
   administrative expenses              91,573          95,004
  Depreciation and amortization         10,132          11,054
                                     ----------      ----------
                                       118,701         122,695
                                     ----------      ----------
Income (loss) from operations             (145)          1,403
Interest expense                         1,770           2,076
Interest income                          1,107             693
Other income (expense), net                 42          (1,680)
                                     ----------      ----------
Loss before income tax expense            (766)         (1,660)
Income tax benefit                        (299)           (581)
                                     ----------      ----------
Net loss                             $    (467)      $  (1,079)
                                     ==========      ==========
Net loss per share - diluted         $   (0.06)      $   (0.14)
                                     ==========      ==========
Net loss per share - basic           $   (0.06)      $   (0.14)
                                     ==========      ==========
Dividends per share                  $    0.28       $    0.28
                                     ==========      ==========
Weighted average number of common
 and common equivalent shares
 outstanding - diluted               8,035,321       7,740,278
                                     ==========      ==========
Weighted average number of common
 and common equivalent shares
 outstanding - basic                 8,035,321       7,740,278
                                     ==========      ==========

See accompanying notes to consolidated financial statements.




6



CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
(Continued) (in thousands of dollars except share and per share amounts)
Twenty-four weeks ended July 20, 2002
                                                  Accum               Deferred
                                Add'l             other    Treasury   comp'n
                         Common paid-in Retained  comp'h   stock      restr'td
                         stock  capital earnings  income   at cost    stock      Total
                         ------ ------- --------- -------- ---------- -------- ----------
Balance at Feb. 2, 2002  $7,281 $49,845 $242,015  $(5,387) $(227,642) $   (34) $  66,078
                         ------ ------- --------- -------- ---------- -------- ----------
Issuance of common stock
  in conjunction with
  employee benefit plans
  and option exercises
  (80,763 shares)            32   1,292        -        -          -        -      1,324
Comprehensive income
  Net loss                    -       -     (467)       -          -        -
  Foreign currency
      translation             -       -        -      312          -        -
    Comprehensive income      -       -        -        -          -        -       (155)
Dividends ($0.28 per
  common share)               -       -   (2,245)       -          -        -     (2,245)
Amortization of deferred
  compensation -
  restricted stock            -       -        -        -          -        7          7
                         ------ ------- --------- -------- ---------- -------- ----------
Balance at
  July 20, 2002          $7,313 $51,137 $239,303  $(5,075) $(227,642) $   (27)  $  65,009
                         ====== ======= ========= ======== ========== ========  ==========

See accompanying notes to consolidated financial statements.

                                                  7

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS (UNAUDITED) (in thousands of dollars)
Twenty-four weeks ended July 20, 2002 and July 21, 2001

RECONCILIATION OF NET EARNINGS TO CASH FLOWS PROVIDED BY
(USED IN) OPERATING ACTIVITIES
                                              24 Weeks Ended
                                           --------------------
                                            July 20,  July 21,
                                              2002      2001
                                           ---------  ---------
Net loss                                   $   (467)  $ (1,079)

Adjustments for items not requiring cash:
  Depreciation and amortization              10,132     11,054
  Deferred income taxes                        (588)      (425)
  Deferred revenue                             (257)    (1,353)
  Post closing adjustment on preferred
   security                                     147          -
  Accrued interest on preferred security       (390)         -
  Other                                      (2,845)     1,559

(Increase) decrease in current assets:
  Receivables and inventories                (3,479)     1,647
  Refundable income taxes                      (544)   (11,707)
  Prepaid expenses and other current assets    (791)     3,544

Decrease in current liabilities:
  Accounts payable, accrued expenses and
    other liabilities                        (1,806)      (471)
  Income taxes                                    -     (1,067)
                                            --------   --------
Cash flows (used in) provided by operating
  activities                                $  (888)   $ 1,702
                                            ========   ========

See accompanying notes to consolidated financial statements.
















                              8
CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS (UNAUDITED) (in thousands of dollars)
Twenty-four weeks ended July 20, 2002 and July 21, 2001

                                           24 Weeks Ended
                                        --------------------
                                         July 20,   July 21,
                                           2002       2001
                                        ---------  ---------
Cash flows (used in) provided by
 operating activities                   $   (888)  $  1,702
                                        ---------  ---------
Cash flows (used in) provided by
 financing activities:
  Repayment of long-term debt             (8,580)    (8,580)
  Issuance of common stock in
   conjunction with employee benefit
   plans and option exercises              1,324      4,580
  Cash dividends                          (2,245)    (2,149)
  Issuance of treasury stock                   -         62
  Purchase of treasury stock                   -         (4)
                                        ---------  ---------
Cash flows used in financing activities   (9,501)    (6,091)
                                        ---------  ---------
Cash flows (used in) provided by
 investing activities:
  Additions to property and equipment     (4,527)    (9,756)
  Change in loan receivable               (1,599)    (3,615)
  Purchase of investment securities in
   Rabbi Trust                              (698)      (994)
  Proceeds from sale of investment
   securities in Rabbi Trust               2,092      2,609
                                        ---------  ---------
  Cash flows used in investing
   activities                             (4,732)   (11,756)
                                        ---------  ---------
Effect of exchange rate changes on
 cash and cash equivalents                   138       (140)
                                        ---------  ---------
Net decrease in cash and cash
 equivalents                             (14,983)   (16,285)
Cash and cash equivalents at
 beginning of period                      46,555     38,820
                                        ---------  ---------
Cash and cash equivalents at end of
 period                                 $ 31,572   $ 22,535
                                        =========  =========
Supplemental cash flow information:
  Interest paid                         $  1,920   $  2,277
                                        =========  =========
  Income taxes paid                     $    358   $  6,436
                                        =========  =========
See accompanying notes to consolidated financial statements.
                              9
CPI CORP. NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)

Note 1
------
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of CPI Corp.'s (the "Company's") financial position as of July 20, 2002 and February 2, 2002 and the results of its operations for the 12 weeks and 24 weeks ended July 20, 2002 and July 21, 2002 and changes in its cash flows for the 24 weeks ended July 20, 2002 and July 21, 2001. Certain prior year amounts have been reclassified to conform to the second quarter 2002 presentation. These financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company's annual report on Form 10-K for its fiscal year ended February 2, 2002.

Note 2
------
     The Company has operations in two business segments:
Portrait Studios and Technology Development. The Portrait Studios segment functions as the exclusive operator of Sears Portrait Studios with 1,025 locations in the United States, Canada and Puerto Rico as of July 20, 2002. The Technology Development segment operates an internet-based, mail order photofinishing business under the name searsphoto.com and offers software programs primarily for the retail service industry use, software consulting and custom software development under the name Centrics Technology, Inc.

SELECTED INDUSTRY SEGMENT INFORMATION (in thousands of dollars)
                                        Twelve Weeks Ended
                                  -----------------------------
                                  July 20, 2002   July 21, 2001
                                  -------------   -------------
NET SALES:
  Portrait Studios                  $   56,176     $   59,009
  Technology Development                 1,296          1,431
  Intersegment sales                      (812)        (1,369)
                                    -----------    -----------
                                    $   56,660     $   59,071
                                    ===========    ===========
INCOME (LOSS) FROM OPERATIONS:
 Portrait Studios                   $    2,516     $    1,743
 Technology Development                    (31)            75
 Corporate expense                      (3,228)        (2,812)
                                    -----------    -----------
                                    $     (743)    $     (994)
                                    ===========    ===========

                              10

SELECTED INDUSTRY SEGMENT INFORMATION (in thousands of dollars)

                                     Twenty-four Weeks Ended
                                  -----------------------------
                                  July 20, 2002   July 21, 2001
                                  --------------- -------------
NET SALES:
  Portrait Studios                  $  117,805     $  124,022
  Technology Development                 2,172          1,445
  Intersegment sales                    (1,421)        (1,369)
                                    -----------    -----------
                                    $  118,556     $  124,098
                                    ===========    ===========
INCOME (LOSS) FROM OPERATIONS:
 Portrait Studios                   $    7,082     $    7,851
 Technology Development                   (445)          (691)
 Corporate expense                      (6,782)        (5,757)
                                    -----------    -----------
                                    $     (145)    $    1,403
                                    ===========    ===========
SEGMENT ASSETS:
 Portrait Studios                   $   72,448     $   80,898
 Technology Development                  1,905            901
 Corporate cash and cash
  equivalents                           31,572         22,535
 Corporate other                        52,599         57,500
                                    -----------    -----------
                                    $  158,524     $  161,834
                                    ===========    ===========
























                              11

GEOGRAPHIC FINANCIAL INFORMATION
--------------------------------
                                Twelve Weeks Ended
                           --------------------------------
                            July 20, 2002    July 21, 2001
                           --------------    --------------
NET SALES:
 United States             $   52,821        $   55,011
 Canada                         3,839             4,060
                           --------------    --------------
                           $   56,660        $   59,071
                           ==============    ==============

                                 Twenty-four Weeks Ended
                           --------------------------------
                            July 20, 2002    July 21, 2001
                           --------------    --------------
NET SALES:
 United States             $  110,887        $  116,108
 Canada                         7,669             7,990
                           --------------    --------------
                           $  118,556        $  124,098
                           ==============    ==============
LONG-LIVED ASSETS:
 United States             $   85,841        $   96,058
 Canada                         4,971             5,334
                           --------------    --------------
                           $   90,812        $  101,392
                           ==============    ==============

Note 3
------
     On February 3, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Under SFAS 142, goodwill amortization ceases upon adoption of the new standard. The new rules also require an initial goodwill impairment assessment in the year of adoption and an annual impairment test thereafter. In addition, interim testing of goodwill is now required if an event or circumstance indicates that an impairment loss has been incurred. During the first quarter ended April 27, 2002, the Company performed the first of the required impairment tests of goodwill. No impairment loss resulted from the initial goodwill impairment test. As of February 2, 2002 and July 20, 2002, the carrying value of goodwill was $513,000 and related to acquisitions by the Portrait Studio division prior to June 30, 2001. The pro forma effects of the adoption of SFAS 142 on the results of operations for periods prior to fiscal year 2002 are as follows:


12





                                Twelve Weeks Ended        Twenty-Four Weeks Ended
                             -----------------------------------------------------
                                 (in thousands of dollars, except per share data)
                               July 20,    July 21,          July 20,     July 21,
                                 2002       2001              2002         2001
                               --------   ---------         ---------    ----------
Reported net loss              $  (538)   $ (1,120)         $   (467)    $  (1,079)
Add: Goodwill amortization,
      net of tax                     -          16                 -            32
                               --------   ---------         ---------    ----------
Adjusted net loss              $  (538)   $ (1,104)         $   (467)    $  (1,047)
                               ========   =========         =========    ==========
Diluted loss per share:
  Reported net loss            $ (0.07)   $  (0.14)         $  (0.06)    $   (0.14)
  Goodwill amortization,
    net of tax                       -           -                 -             -
                               --------   ---------         ---------    ----------
  Adjusted net loss per share  $ (0.07)   $  (0.14)         $  (0.06)    $   (0.14)
                               ========   =========         =========    ==========
Basic loss per share:
  Reported net loss            $ (0.07)   $  (0.14)         $  (0.06)    $   (0.14)
  Goodwill amortization,
    net of tax                       -           -                 -             -
                               --------   ---------         ---------    ----------
  Adjusted net loss per share  $ (0.07)   $  (0.14)         $  (0.06)    $   (0.14)
                               ========   =========         =========    ==========







                                                  13

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

     Subsequently, in January 2002 and May 2002, the balance of the Preferred Security decreased due to the optional redemption of $1.0 million and $353,000, respectively, of the security by Prints Plus, and, in the first quarter of 2002, by a final post-closing adjustment of $147,000 to the security reflecting a decrease in the final sales price. These events, when offset by the accrued interest income of $459,000 that is also reflected in the value of the Preferred Security, resulted in a balance on July 20, 2002 of $10.0 million. For the twelve and twenty-four weeks of the second quarter of 2002, interest income earned on the Preferred Security was $189,000 and $396,000, respectively.

     Borrowings under the revolving line of credit extended to Prints Plus were $3.1 million as of July 20, 2002. For the twelve and twenty-four weeks of the second quarter, interest income earned on this revolving line of credit by the Company was $41,000 and $66,000, respectively.

     Due to the Company's continuing financial interest in Prints Plus, the Company is required to follow a modified equity method of accounting, which requires cumulative losses, if any, incurred by Prints Plus during its fiscal year be reflected in the Company's financials as a valuation allowance and corresponding charge to income. Due to Prints Plus' unaudited net earnings from July 22, 2001 to July 20, 2002 of $1.0 million and, as Prints Plus is meeting the performance standards established under the covenants of the Preferred Security and revolving line of credit, no valuation allowance has been recorded as of July 20, 2002.

     Further, if Prints Plus defaults on certain operating real estate leases, the Company has guaranteed monthly lease payments over the remaining life of these leases. As of July 20, 2002, the maximum future obligation to the Company would be $18.2 million before any negotiation with landlords or subleasing. Based on scheduled lease payments, the maximum future obligations will decrease $2.7 million by the end of fiscal
                              14

2002, then annually by approximately $5.3 million to $4.9 million during the next two years. To recognize the risk associated with these leases and based on the Company's past experience with negotiating lease obligations, a $1.0 million reserve was established in 2001. At July 20, 2002, the Company had made no further allowances for defaults under these operating leases as, in the opinion of management, Prints Plus is meeting the performance standards established under the operating leases.

Note 5
------

     As discussed in the Company's Annual Report on Form 10-K, the Company has a $60.0 million Senior Note Agreement and $30.0 million Revolving Facility. In April 2002, the Company amended its Revolving Facility to adjust the minimum consolidated earnings before income taxes, depreciation and amortization ("EBITDA") covenant. As of July 20, 2002, the Company was in compliance with all covenants under both the amended Revolving Facility and the Senior Note Agreement, and expects to be in compliance with the covenants under the Senior Note Agreement for the remainder of this year.

     However, given the sales shortfall incurred in the first two quarters compared to the prior year periods, plus the further deterioration in customer sittings during the first three weeks of the third quarter, the Company does not expect to achieve the EBITDA and the minimum consolidated fixed charge coverage ratio covenants related solely to its Revolving
Facility for the third and possibly the fourth quarters of this fiscal year. Other than supporting outstanding letters of credit in the principal amount of $6.7 million as of July 20, 2002, the Company has no outstanding borrowings under the Revolving Facility, nor does it currently expect the need to draw on the facility prior to its expiration in June 2003. The Company anticipates that it will reach an agreement before the end of the third quarter with the lending institutions offering the Revolving Facility whereby either the above mentioned covenants will be amended and/or the amount of the facility will be reduced or eliminated.











                              15
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     THE STATEMENTS CONTAINED IN THIS REPORT, AND IN PARTICULAR IN THE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" SECTION THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION ACT OF 1995, AND INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, SUCH AS THE COMPANY'S OUTLOOK FOR PORTRAIT STUDIOS AND OTHER STRATEGIC INITIATIVES, FUTURE CASH REQUIREMENTS, COMPLIANCE WITH DEBT COVENANTS, VALUATION ALLOWANCES, AND CAPITAL EXPENDITURES, ARE ONLY PREDICTIONS OR EXPECTATIONS; ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY AS A RESULT OF RISKS FACING THE COMPANY. SUCH RISKS INCLUDE, BUT ARE NOT LIMITED TO: CUSTOMER DEMAND FOR THE COMPANY'S PRODUCTS AND SERVICES, THE OVERALL LEVEL OF ECONOMIC ACTIVITY IN THE COMPANY'S MAJOR MARKETS, COMPETITORS' ACTIONS, MANUFACTURING INTERRUPTIONS, DEPENDENCE ON CERTAIN SUPPLIERS, CHANGES IN THE COMPANY'S RELATIONSHIP WITH SEARS AND THE CONDITION AND STRATEGIC PLANNING OF SEARS, FLUCTUATIONS IN OPERATING RESULTS, THE CONDITION OF PRINTS PLUS, INC., THE ATTRACTION AND RETENTION OF QUALIFIED PERSONNEL AND OTHER RISKS AS MAY BE DESCRIBED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING ITS FORM 10-K FOR THE YEAR ENDED FEBRUARY 2, 2002.

     The Company's fiscal year ends the first Saturday of February. Accordingly, fiscal year 2001 ended February 2, 2002 and consisted of 52 weeks. Both the second fiscal quarters of 2002 and 2001, which consisted of twelve weeks, and the first fiscal halves of 2002 and 2001, which consisted of twenty-four weeks, ended July 20, 2002 and July 21, 2001, respectively. Throughout "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION," reference to 2001 will mean the fiscal year ended February 2, 2002 and reference to second quarter 2002 and second quarter 2001 or first half 2002 and first half 2001 will mean the first fiscal quarter or first fiscal half of 2002 and 2001, respectively.

     The Company has operations in two business segments:
Portrait Studios and Technology Development. The Portrait Studios segment functions as the exclusive operator of Sears Portrait Studios with 1,025 locations in the United States, Canada and Puerto Rico as of July 20, 2002. The Technology Development segment operates an internet-based, mail order photofinishing business under the name searsphoto.com and offers software programs primarily for the retail service industry use, software consulting and custom software development under the name Centrics Technology, Inc.



                              16
RESULTS OF OPERATIONS
---------------------

TWELVE WEEKS ENDED JULY 20, 2002 COMPARED TO TWELVE WEEKS ENDED
 JULY 21, 2001

Net Sales and Income (Loss) From Operations
-------------------------------------------

     The following table sets forth certain operating information for each period and should be viewed in conjunction with the consolidated financial statements and notes included in Item 1 of this Form 10-Q.


                              Twelve Weeks Ended
                              ------------------       Change
                              July 20,   July 21,     Increase
                                2002       2001      (Decrease)
                             ---------  ---------    ----------
                          (in thousands of dollars
                         except sittings and average
                               sale per customer)
Net sales:
  Portrait Studios            $ 56,176   $ 59,009       (4.8)%
  Technology Development         1,296      1,431       (9.4)%
  Intersegment sales              (812)    (1,369)     (40.7)%
                              ---------  ---------
                              $ 56,660   $ 59,071       (4.1)%
                              =========  =========
Operating earnings (losses):
  Portrait Studios            $  2,516   $  1,743       44.3 %
  Technology Development           (31)        75     (141.3)%
                              ---------  ---------
    Total operating earnings     2,485      1,818       36.7 %
                              ---------  ---------
General corporate expenses       3,228      2,812       14.8 %
                              ---------  ---------
Loss from operations          $   (743)  $   (994)     (25.3)%
                              =========  =========
Sittings:
   Custom                      559,000    523,771        6.7 %
   Package                     351,311    470,419      (25.3)%
                               -------    -------
                               910,311    994,190       (8.4)%
                               =======    =======
Average sales per customer
 sitting:
   Custom                      $ 71.59    $ 70.17        2.0 %
   Package                     $ 45.93    $ 47.38       (3.1)%
   Overall                     $ 61.69    $ 59.39        3.9 %


                              17
     Net sales for the Portrait Studios segment decreased in second quarter of 2002 from second quarter of 2001, as a decrease in sittings was only partially offset by an increase in average sales per customer sitting. The decrease in sittings is largely attributable to a decreased response to certain media targeted toward acquisition of new mothers. The increase in average sales per customer sitting is primarily the result of a larger percentage of customers choosing the higher-value custom offer versus the package offers.

     Operating earnings for the Portrait Studios increased second quarter of 2002 from the same timeframe in 2001 due to lower operating expenses offsetting the lower sales results.
The lower operating expenses are due to lower advertising expense, resulting principally from planned reductions in direct mail advertising, reduced commissions attributable to lower sales, and other various reductions resulting from the Company's continuing focus on expense reductions, including reduced travel and meeting costs.

     Net sales for the Technology Development segment reflected a decrease in the second quarter of 2002 from the second quarter of 2001 due to a decrease in intersegment sales offsetting an increase in net sales to nonaffiliated companies. After elimination of intersegment sales, the negative swing in operating results quarter to quarter is attributable to the overall decrease in the Technology Development's net sales level.

     General corporate expenses increased between quarters due to increases in supplemental retirement benefit plan costs in the second quarter of 2002 compared to 2001 and to the incurrence in 2002 of $218,000 in professional service fees associated with the final phase of the Company's strategic planning initiative and use of other outside consultants.

Other Items Effecting Results of Operations
-------------------------------------------

     The following table sets forth certain operating information for each period and should be viewed in conjunction with the consolidated financial statements and notes included in
Item 1 of this Form 10-Q.










                              18

                              Twelve Weeks Ended
                              ------------------       Change
                              July 20,   July 21,     Increase
                                2002       2001      (Decrease)
                             ---------  ---------    ----------
                          (in thousands of dollars)
Interest expense:
  Debt                        $   823   $    969      (15.0)%
  Other                            34         38       (9.4)%
                              --------  ---------
    Total interest expense    $   857   $  1,007      (14.8)%
                              ========  =========
Interest income:
  Investments                 $   167   $    264      (36.6)%
  Interest on tax refund          297         --         --
  Income from Preferred
    Security (1)                  189         --         --
  Revolver (1)                     41         --         --
                              --------  ---------
    Total interest income     $   694   $    264      162.8 %
                              ========  =========

Other income (expense), net:  $    24   $     14       71.4 %
                              ========  =========

Effective income tax rate        39.0%      35.0%
                              ========  =========

  (1)  See Discontinued Operations discussion on page 24.

     Interest expense decreased in second quarter of 2002 from the second quarter of 2001 as a result of the scheduled repayment of long-term debt.

     Interest income was higher in the second quarter of 2002 compared to second quarter of 2001 due to the receipt of interest in 2002 on a federal tax refund and accrued income relating to the Preferred Security and Revolver offsetting the lower income earned on invested cash. The lower income earned on invested cash was a result of higher invested balances offset by significantly lower interest rates.

     The Company's effective income tax rate increased from 35% in fiscal 2001 to 39% in fiscal 2002. The fiscal 2001 rate was positively impacted by adjustments to the income tax reserve related to various income tax matters.






                              19

RESULTS OF OPERATIONS
---------------------

TWENTY-FOUR WEEKS ENDED JULY 20, 2002 COMPARED TO TWENTY-FOUR
 WEEKS ENDED JULY 21, 2001

Net Sales and Income From Operations
------------------------------------

     The following table sets forth certain operating information for each period and should be viewed in conjunction with the consolidated financial statements and notes included in
Item 1 of this Form 10-Q.

                           Twenty-four Weeks Ended
                           -----------------------     Change
                              July 20,   July 21,     Increase
                                2002       2001      (Decrease)
                             ---------  ---------    ----------
                          (in thousands of dollars
                         except sittings and average
                               sale per customer)

Net sales:
  Portrait Studios            $117,805   $124,022       (5.0)%
  Technology Development         2,172      1,445       50.3 %
  Intersegment sales            (1,421)    (1,369)       3.8 %
                              ---------  ---------
                              $118,556   $124,098       (4.5)%
                              =========  =========
Operating earnings (losses):
  Portrait Studios            $  7,082   $  7,851       (9.8)%
  Technology Development          (445)      (691)     (35.6)%
                              ---------  ---------
    Total operating earnings     6,637      7,160       (7.3)%
                              ---------  ---------
General corporate expenses       6,782      5,757       17.8 %
                              ---------  ---------
Income (Loss) from operations $   (145)  $  1,403        --
                              =========  =========
Sittings:
   Custom                     1,158,548  1,041,015     (11.3)%
   Package                      781,584  1,061,522     (26.4)%
                              ---------  ---------
                              1,940,132  2,102,537      (7.7)%
                              =========  =========
Average sales per customer
 sitting:
   Custom                      $ 70.57    $ 71.44       (1.2)%
   Package                     $ 46.07    $ 46.69       (1.3)%
   Overall                     $ 60.70    $ 58.94        3.0 %

                              20
     Net sales for the Portrait Studios segment decreased in first half of 2002 from first half of 2001, as a decrease in sittings was only partially offset by an increase in average sales per customer sitting. The decrease in sittings is largely attributable to the effects of an early Easter that historically results in reduced sittings in the first quarter and a decreased response to certain media targeted toward acquisition of new mothers. The increase in average sales per customer sitting is primarily the result of a larger percentage of customers choosing the higher-value custom offer versus the package offers.

     Operating earnings for the Portrait Studios decreased first half of 2002 from the same timeframe in 2001 due to lower sales partially offset by lower operating expenses. The lower operating expenses resulted from lower advertising expense, resulting principally from planned reductions in spring television and direct mail advertising, reduced commissions attributable to lower sales, and other various reductions resulting from the Company's continuing focus on expense reductions, including reduced travel and meeting costs.

     Net sales for the Technology Development segment reflected an increase in the first half of 2002 from the first half of 2001 due to an increase in intersegment sales and net sales to nonaffiliated companies. After elimination of intersegment sales, operating losses for the same timeframe decreased reflecting an increase in nonaffiliated sales offset slightly by higher employment costs.

     General corporate expenses increased between first half of 2002 compared to first half of 2001 principally due to the incurrence in 2002 of $649,000 in professional service fees associated with the final phase of the Company's strategic planning initiative and due to increases in supplemental retirement benefit plan costs.

Other Items Effecting Results of Operations
-------------------------------------------

     The following table sets forth certain operating information for each period and should be viewed in conjunction with the consolidated financial statements and notes included in
Item 1 of this Form 10-Q.









                              21


                           Twenty-four Weeks Ended
                           -----------------------     Change
                              July 20,   July 21,     Increase
                                2002       2001      (Decrease)
                             ---------  ---------    ----------
                          (in thousands of dollars)
Interest expense:
  Debt                        $ 1,706   $  1,999      (14.7)%
  Other                            64         77      (18.0)%
                              --------  ---------
    Total interest expense    $ 1,770   $  2,076      (14.8)%
                              ========  =========
Interest income:
  Investments                 $   348   $    693      (49.7)%
  Interest on tax refund          297         --         --
  Income from Preferred
    Security (1)                  396         --         --
  Revolver (1)                     66         --         --
                              --------  ---------
    Total interest income     $ 1,107   $    693       59.7 %
                              ========  =========
Other income (expense), net:
  Other income                $    42   $     34       23.5 %
  Separation expense (2)           --     (1,714)        --
                              --------  ---------
    Total other income
      (expense), net          $    42   $ (1,680)        --
                              ========  =========
Effective income tax rate        39.0%      35.0%
                              ========  =========

  (1)  See Discontinued Operations discussion on page 24.
  (2)  See Separation discussion on page 25.

     Interest expense decreased in first half of 2002 from first half of 2001 as a result of the scheduled repayment of long-term debt.

     Interest income was higher in the first half of 2002 compared to first half of 2001 due to the receipt of interest on a federal tax refund and accrued income relating to the Preferred Security and Revolver offsetting the lower income earned on invested cash. The lower income earned on invested cash was a result of higher invested balances offset by significantly lower interest rates.

     The Company's effective income tax rate increased from 35% in fiscal 2001 to 39% in fiscal 2002. The fiscal 2001 rate was positively impacted by adjustments to the income tax reserve related to various income tax matters.

                              22
Discontinued Operations
-----------------------
     In July 2001, the Company announced it had provided TRU Retail, Inc., the predecessor legal entity of Prints Plus, Inc. ("Prints Plus") with a $6.4 million revolving line of credit.
The Company further announced the completion of the sale of its Wall Decor segment for $16.0 million. The sales price reflected the receipt of $11.0 million in a Preferred Security of Prints Plus, approximately $4.0 million in cash, other consideration netting to $1.0 million and the assumption of certain liabilities including the ongoing guarantee of certain operating real estate leases. The sales price was subject to final post-closing adjustments.

     Subsequently, in January 2002 and May 2002, the balance of the Preferred Security decreased due to the optional redemption of $1.0 million and $353,000, respectively, of the security by Prints Plus, and, in the first quarter of 2002, by a final post-closing adjustment of $147,000 to the security reflecting a decrease in the final sales price. These events, when offset by the accrued interest income of $459,000 that is also reflected in the value of the Preferred Security, resulted in a balance on July 20, 2002 of $10.0 million. For the twelve and twenty-four weeks of the second quarter of 2002, interest income earned on the Preferred Security was $189,000 and $396,000, respectively.

     Borrowings under the revolving line of credit extended to Prints Plus were $3.1 million as of July 20, 2002. For the twelve and twenty-four weeks of the second quarter, interest income earned on this revolving line of credit by the Company was $41,000 and $66,000, respectively.

     Due to the Company's continuing financial interest in Prints Plus, the Company is required to follow a modified equity method of accounting, which requires cumulative losses, if any, incurred by Prints Plus during its fiscal year be reflected in the Company's financials as a valuation allowance and corresponding charge to income. Due to Prints Plus' unaudited net earnings from July 22, 2001 to July 20, 2002 of $1.0 million and, as Prints Plus is meeting the performance standards established under the covenants of the Preferred Security and revolving line of credit, no valuation allowance has been recorded as of July 20, 2002.

     Further, if Prints Plus defaults on certain operating real estate leases, the Company has guaranteed monthly lease payments over the remaining life of these leases. As of July 20, 2002, the maximum future obligation to the Company would be $18.2 million before any negotiation with landlords or subleasing. Based on scheduled lease payments, the maximum future obligations will decrease $2.7 million by the end of fiscal 2002, then annually by approximately $5.3 million to $4.9 million during the next two years. To recognize the risk
                              23
associated with these leases and based on the Company's past experience with renegotiating lease obligations, a $1.0 million
reserve was established in 2001.   At July 20, 2002, the
Company had made no further allowances for defaults under these operating leases as, in the opinion of management, Prints Plus is meeting the performance standards established under the operating leases.

     For further detailed information regarding risk, see
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity, Capital Resources and Financial Condition-Risk and Critical Accounting Policies," in the Company's Annual Report on Form 10-K for fiscal year ended February 2, 2002.

Separation
----------
     In February 2001, the Company announced it had hired
J. David Pierson as Chairman and Chief Executive Officer to replace the retiring Alyn V. Essman. The Company incurred $1.7 million in expenses in the first quarter of 2001, which is included in Other Expenses, related to the severance pay, recognition of unamortized supplemental employee retirement plan benefits and other costs associated with the retirement of Mr. Essman and the recruitment of Mr. Pierson.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION
----------------------------------------------------

Operating Activities
--------------------
     Net cash used in operating activities in the first half of 2002 of $888,000 decreased $2.6 million from the $1.7 million in cash provided by operating activities recorded in the first half of 2001 due to changes in various deferred and refundable income taxes relating to the net operating loss carrybacks that resulted from the sale of Prints Plus in second quarter of 2001 and a change in receivables that resulted from a change in settlement methods with Sears Roebuck and Company ("Sears") in second quarter of 2002. The settlement method change resulted from a recent amendment to the Company's Sears agreement that now allows credit card transactions to be processed directly through Sears, thereby reducing credit card processing fees paid to third-party vendors but resulting in an slight increase cin the receivable from Sears.

Financing Activities
--------------------
     Net cash used in financing activities in the first half of 2002 of $9.5 million increased $3.4 million from the $6.1 million recorded in the first half of 2001 due to a decrease in funds provided by the issuance of common stock in conjunction with employee benefit plans and option exercises in 2001 not
                              24
being repeated in 2002.

     As discussed in the Company's Annual Report on Form 10-K, the Company has a $60.0 million Senior Note Agreement and $30.0 million Revolving Facility. In April 2002, the Company amended its Revolving Facility to adjust the minimum consolidated earnings before income taxes, depreciation and amortization ("EBITDA") covenant. As of July 20, 2002, the Company was in compliance with all covenants under both the amended Revolving Facility and the Senior Note Agreement, and expects to be in compliance with the covenants under the Senior Note Agreement for the remainder of this year.

     However, given the sales shortfall incurred in the first two quarters compared to the prior year periods, plus the further deterioration in customer sittings during the first three weeks of the third quarter, the Company does not expect to achieve the EBITDA and the minimum consolidated fixed charge coverage ratio covenants related solely to its Revolving Facility for the third and possibly the fourth quarters of this fiscal year. Other than supporting outstanding letters of credit in the principal amount of $6.7 million as of July 20, 2002, the Company has no outstanding borrowings under the Revolving Facility, nor does it currently expect the need to draw on the facility prior to its expiration in June 2003. The Company anticipates that it will reach an agreement before the end of the third quarter with the lending institutions offering the Revolving Facility whereby either the above mentioned covenants will be amended and/or the amount of the facility will be reduced or eliminated.

Investing Activities
--------------------
     Net cash used in investing activities in the first half of 2002 of $4.7 million reflect a $7.0 million decrease from the first half of 2001 due primarily to lower levels of capital expenditures.

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




                              25
Financial Condition
-------------------
     Assets of the Company decreased 8.3% in the first half of 2002 from year-end 2001 due primarily to an ordinary-course decrease in net property and equipment resulting from depreciation charges exceeding property and equipment additions and decreases in cash and cash equivalents resulting from the second scheduled principal payment in June 2002 of $8.6 million of the Company's long-term debt and seasonal cash needs.

     Liabilities of the Company decreased 12.4% primarily as a result of the $8.6 million debt repayment in June 2002 and seasonal decreases in accrued employment costs and other liabilities.

     Stockholders' equity decreased 1.6% at the end of the first half of 2002 from year-end 2001 reflecting the year-to-date 2002 net losses and payments of dividends to stockholders, offset by increases in additional paid-in capital that resulted from issuing shares of stock in conjunction with employee benefit plans and option exercises.

Strategic Planning Initiatives
------------------------------
     On June 4, 2002, the Company announced that its Board of Directors had approved management's recommendation for the recently completed strategic planning process. For additional information on the Company's strategic initiatives, refer to the Company's Form 8-K filed on June 4, 2002.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

     Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign exchange rates. The Company's debt obligations have primarily fixed interest rates; therefore, the Company's exposure to changes in interest rates is minimal. The Company's exposure to changes in foreign exchange rates relates to the Canadian operations, which is minimal, as these operations constitute 6.8% of the Company's total assets and 6.5% of the Company's total sales.

PART II    OTHER INFORMATION
----------------------------

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Annual Meeting of Shareholders was held in St. Louis, Missouri on Thursday, June 6, 2002.
           The following items were voted on and the results are listed below:

           The following individuals were elected to the Company's Board of Directors:

                         RESULTS OF VOTES FOR DIRECTORS
                         ------------------------------

                                       SHARES        SHARES
                                         FOR        WITHHELD
                                     ----------     ---------
               Edmond Abrain         5,806,949      1,374,523
               Joanne Griffin        6,133,015      1,048,457
               Lee Liberman          6,066,092      1,115,380
               J. David Pierson      6,174,498      1,006,974
               Nicholas L. Reding    6,164,094      1,017,378
               Martin Sneider        6,164,090      1,017,382
               Virginia Weldon       6,028,488      1,157,984

           The Board of Directors' appointment of KPMG LLP to audit the Company's accounts for the 2002 fiscal year was approved by a vote of 6,234,019 shares in favor, 24,991 shares opposed and 922,462 shares abstaining.

           A Resolution to provide for an Annual Incentive Program for the Chairman and Chief Executive Officer, President and Executive Vice Presidents was approved by a vote of 4,595,944 shares in favor, 1,278,702 shares opposed and 1,306,826 shares abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) EXHIBITS

            The following exhibits are being filed as part of this Report:


            Exhibit 11.0 - Computation of Earnings Per Common
                            Share

            Exhibit 99.2 - Certification Pursuant to 18 U.S.C.
                            Section 1350, as Adopted Pursuant
                            to Section 906 of the Sarbanes-Oxley
                            Act of 2002 by Chief Executive
                            Officer

            Exhibit 99.3 - Certification Pursuant to 18 U.S.C.
                            Section 1350, as Adopted Pursuant
                            to Section 906 of the Sarbanes-Oxley
                            Act of 2002 by Chief Financial
                            Officer


         b) REPORTS ON FORM 8-K

            On May 14, 2002, CPI Corp. filed an 8-K Current Report announcing the issuance of a press release dated May 9, 2002, reporting that the Board of Directors approved Resolutions to amend CPI Corp.'s by-laws.

            On June 5, 2002, CPI Corp. filed an 8-K Current Report announcing the issuance of a press release dated June 4, 2002, relating to its strategic plan and also published a presentation labeled "CPI Corp.- The Growth Strategy" relating to its strategic planning initiatives.

            On June 5, 2002, CPI Corp. filed an 8-K Current
            Report announcing the issuance of a press release dated June 4, 2002 reporting first quarter FY 2002 results.

            On June 18, 2002, CPI Corp. filed an 8-K Current Report announcing the issuance of a press release dated June 13, 2002 reporting that the stockholders had elected seven Directors to serve on its Board through the 2003 Annual Meeting of Stockholders.

                          SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                         CPI Corp.
                                       (Registrant)




                             By:  /s/ Gary W. Douglass
                                  ---------------------------
                                   Gary W. Douglass
                                   Authorized Officer and
                                   Principal Financial Officer

Dated:  August 19, 2002

CPI CORP.

                             EXHIBIT INDEX

                (PAGE NUMBERS REFER TO PAPER DOCUMENT ONLY)


Exhibit 11.0  - Computation of Earnings Per Common Share  32-34

Exhibit 99.1  - Certification Pursuant to 18 U.S.C.
                 Section 1350, as Adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley Act
                 of 2002 by Chief Executive Officer          35

Exhibit 99.2  - Certification Pursuant to 18 U.S.C.
                 Section 1350, as Adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley Act
                 of 2002 by Chief Financial Officer          36