Form 10-Q
period 2002-11-09
CPI CORP
filed 2002-12-11
CIK 25354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.   20549

                           FORM 10-Q

      Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

                           CPI CORP.
                           ---------

                For the Quarter Ended November 9, 2002
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

     As of December 10, 2002 there were 8,044,203 shares of the Registrant's common stock outstanding.








TABLE OF CONTENTS
-----------------

              (PAGE NUMBERS REFER TO PAPER DOCUMENT ONLY)

PART 1.   FINANCIAL INFORMATION                          PAGE(S)
-------------------------------                          -------

Item 1.   Financial Statements
          - Interim Condensed Consolidated Balance
             Sheets as of November 9, 2002 and
             February 2, 2002                               3-4
          - Interim Condensed Consolidated Statements of Earnings - For the 16 and 40 Weeks Ended
             November 9, 2002 and November 10, 2001         5-6
          - Interim Condensed Consolidated Statement
             of Changes in Stockholders' Equity - For
             the 40 Weeks Ended November 9, 2002              7
          - Interim Condensed Consolidated Statements
             of Cash Flows - For the 40 Weeks Ended
             November 9, 2002 and November 10, 2001         8-9
          - Notes to the Interim Condensed Consolidated
             Financial Statements                         10-16

Item 2.   - Management's Discussions and Analysis of
             Financial Condition and Results of
             Operations                                   17-29

Item 3.   Quantitative and Qualitative Disclosures About
           Market Risk                                       30

Item 4.   Controls and Procedures                            30

PART II.  OTHER INFORMATION
---------------------------

Item 6.   Exhibits and Reports on Form 8-K                   31

Signature                                                    32

Certifications                                            33-36

Index to Exhibits                                            37









                                 2
PART 1
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS - ASSETS
(in thousands of dollars)

                                     November 9,   February 2,
                                         2002         2002
                                     (UNAUDITED)
                                     -----------   -----------
Current assets:
 Cash and cash equivalents            $  25,343    $   46,555
 Receivables, less allowance of
  $663 and $429, respectively            20,968         8,417
 Inventories                             10,656         9,510
 Prepaid expenses and other current
  assets                                  7,668         4,257
 Refundable income taxes                 11,305         9,123
                                      ----------   -----------
     Total current assets                75,940        77,862
                                      ----------   -----------
Net property and equipment               51,493        63,708
Assets of business transferred under
 contractual arrangements:
   Preferred security                    10,221        10,069
   Loan receivable                        4,710         1,518
Assets of supplemental retirement
 plan:
   Cash surrender value of life
    insurance policies (net of
    borrowings of $1,595, as of
    November 9, 2002)                     9,196         9,455

   Long-term investments held in Rabbi
    Trust                                 4,846         4,951
Other assets, net of amortization of
  $1,359                                  5,655         5,239
                                      ----------   -----------
     Total assets                     $ 162,061    $  172,802
                                      ==========   ===========

See accompanying notes to consolidated financial statements.









                            3
CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS -
LIABILITIES AND STOCKHOLDERS' EQUITY
(in thousands of dollars except share and per share amounts)

                                       November 9,  February 2,
                                          2002         2002
                                       (UNAUDITED)
                                       -----------  ------------
Current liabilities:
 Current maturities of long-term debt   $   8,580    $   8,580
 Accounts payable                          14,380        9,741
 Accrued employment costs                  11,101       13,538
 Deferred revenue                           9,860        9,529
 Sales taxes payable                        2,744        2,816
 Accrued advertising expense                3,927        1,384
 Accrued expenses and other liabilities     5,949        4,134
                                       -----------  -----------
   Total current liabilities               56,541       49,722
                                       -----------  -----------
Long-term debt                             34,103       42,639
Other liabilities                           9,047       10,686
Deferred revenue                            3,002        3,677
Stockholders' equity:
 Preferred stock, no par value,
  1,000,000 shares authorized; no
  shares outstanding                            -            -
 Preferred stock, Series A, no par
  value, 200,000 shares authorized;
  no shares outstanding                         -            -
 Common stock, $0.40 par value,
  50,000,000 shares authorized;
  18,282,506 and 18,201,743 shares
  issued at November 9, 2002 and
  February 2, 2002, respectively            7,313        7,281
  Additional paid-in capital               51,137       49,845
  Retained earnings                       233,824      242,015
  Accumulated other comprehensive
   income                                  (5,241)      (5,387)
                                       -----------  -----------
                                          287,033      293,754
Treasury stock at cost, 10,238,303
 shares at both November 9, 2002 and
 February 2, 2002                        (227,642)    (227,642)
Unamortized deferred compensation-
 restricted stock                             (23)         (34)
                                       -----------  -----------
Total stockholders' equity                 59,368       66,078
                                       -----------  -----------
Total liabilities and stockholders'
 equity                                 $ 162,061    $ 172,802
                                       ===========  ===========

See accompanying notes to consolidated financial statements.
                               4
CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED) Sixteen weeks ended November 9, 2002 and
November 10, 2001
(in thousands of dollars except share and per share amounts)

                                         Sixteen Weeks Ended
                                      --------------------------
                                       Nov. 9,         Nov. 10,
                                         2002            2001
                                      ----------      ----------
Net sales                             $  90,190       $  96,872
Costs and expenses:
  Cost of sales (exclusive of
   depreciation and amortization
   expense shown below)                  12,132          12,774
  Selling, general and
   administrative expenses               74,406          75,749
  Depreciation and amortization           5,865           7,247
  Impairment loss                         4,436               -
                                      ----------      ----------
                                         96,839          95,770
                                      ----------      ----------
Income (loss) from operations            (6,649)          1,102
Interest expense                          1,023           1,228
Interest income                             501             619
Other income (expense), net                  37            (372)
                                      ----------      ----------
Income (loss) before income tax
 benefit                                 (7,134)            121
Income tax benefit                       (2,782)            (32)
                                      ----------      ----------
Net earnings (loss)                   $  (4,352)      $     153
                                      ==========      ==========
Net earnings (loss) per share-diluted $   (0.54)      $    0.02
                                      ==========      ==========
Net earnings (loss) per share-basic   $   (0.54)      $    0.02
                                      ==========      ==========

Dividends per share                   $    0.14       $    0.14
                                      ==========      ==========
Weighted average number of common
 and common equivalent shares
 outstanding - diluted                8,044,203       7,982,501
                                      ==========      ==========
Weighted average number of common
 and common equivalent shares
 outstanding - basic                  8,044,203       7,912,532
                                      ==========      ==========

See accompanying notes to consolidated financial statements.



                                 5

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
Forty weeks ended November 9, 2002 and November 10, 2001
(in thousands of dollars except share and per share amounts)

                                         Forty Weeks Ended
                                     --------------------------
                                      Nov. 9,         Nov. 10,
                                        2002            2001
                                     ----------      ----------
Net sales                            $ 208,746       $ 220,970
Costs and expenses:
  Cost of sales (exclusive of
   depreciation and amortization
   expense shown below)                 29,136          29,411
  Selling, general and
   administrative expenses             165,972         170,754
  Depreciation and amortization         15,996          18,300
  Impairment loss                        4,436               -
                                     ----------      ----------
                                       215,540         218,465
                                     ----------      ----------
Income (loss) from operations           (6,794)          2,505
Interest expense                         2,793           3,304
Interest income                          1,608           1,313
Other income (expense), net                 79          (2,052)
                                     ----------      ----------
Loss before income tax benefit          (7,900)         (1,538)
Income tax benefit                      (3,081)           (613)
                                     ----------      ----------
Net loss                             $  (4,819)      $    (925)
                                     ==========      ==========
Net loss per share - diluted         $   (0.60)      $   (0.12)
                                     ==========      ==========
Net loss per share - basic           $   (0.60)      $   (0.12)
                                     ==========      ==========
Dividends per share                  $    0.42       $    0.42
                                     ==========      ==========
Weighted average number of common
 and common equivalent shares
 outstanding - diluted               8,038,874       7,809,179
                                     ==========      ==========
Weighted average number of common
 and common equivalent shares
 outstanding - basic                 8,038,874       7,809,179
                                     ==========      ==========

See accompanying notes to consolidated financial statements.




                                  6


CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED) (in thousands of dollars except share and per share amounts)
Forty weeks ended November 9, 2002
                                                  Accum               Deferred
                                Add'l             other    Treasury   comp'n
                         Common paid-in Retained  comp'h   stock      restr'td
                         stock  capital earnings  income   at cost    stock      Total
                         ------ ------- --------- -------- ---------- -------- ----------
Balance at Feb. 2, 2002  $7,281 $49,845 $242,015  $(5,387) $(227,642) $   (34) $  66,078
                         ------ ------- --------- -------- ---------- -------- ----------
Issuance of common stock
  in conjunction with
  employee benefit plans
  and option exercises
  (80,763 shares)            32   1,292        -        -          -        -      1,324
Comprehensive income:
  Net loss                    -       -   (4,819)       -          -        -
  Foreign currency
      translation             -       -        -      146          -        -
    Comprehensive income      -       -        -        -          -        -     (4,673)
Dividends ($0.42 per
  common share)               -       -   (3,372)       -          -        -     (3,372)
Amortization of deferred
  compensation -
  restricted stock            -       -        -        -          -       11         11
                         ------ ------- --------- -------- ---------- -------- ----------
Balance at
  Nov. 9, 2002           $7,313 $51,137 $233,824  $(5,241) $(227,642) $   (23)  $  59,368
                         ====== ======= ========= ======== ========== ========  ==========

See accompanying notes to consolidated financial statements.

                                                 7


CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (in thousands of dollars)
Forty weeks ended November 9, 2002 and November 10, 2001

RECONCILIATION OF NET LOSS TO CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
                                              40 Weeks Ended
                                           --------------------
                                            Nov. 9,   Nov. 10,
                                              2002      2001
                                           ---------  ---------
Net loss                                   $ (4,819)  $   (925)

Adjustments for items not requiring cash:
  Depreciation and amortization              15,996     18,300
  Deferred income taxes                      (1,630)     5,703
  Deferred revenue                             (317)    (1,096)
  Post-closing adjustment on preferred
   security                                     147          -
  Accrued interest on preferred security       (652)      (305)
  Impairment loss                             4,436          -
  Other                                      (2,502)     1,307

Increase (decrease) in current assets:
  Receivables and inventories               (13,697)    (7,800)
  Refundable income taxes                    (2,182)   (11,832)
  Prepaid expenses and other current assets  (2,374)    (2,427)

Increase (decrease) in current liabilities:
  Accounts payable, accrued expenses and
    other liabilities                         6,488      9,562
  Income taxes                                    -     (1,067)
                                            --------   --------
Cash flows provided by (used in)operating
  activities                                $(1,106)   $  9,420
                                            ========   ========

See accompanying notes to consolidated financial statements.













                                8
CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (in thousands of dollars)
Forty weeks ended November 9, 2002 and November 10, 2001

                                             40 Weeks Ended
                                          --------------------
                                           Nov. 9,    Nov. 10,
                                             2002       2001
Cash flows provided by (used in)          ---------  ---------
 operating activities                     $ (1,106)   $  9,420
                                          ---------  ---------
Cash flows (used in) provided by
 financing activities:
  Repayment of long-term debt               (8,580)    (8,580)
  Proceeds from borrowing against cash
   surrender value of life insurance         1,595          -
  Issuance of common stock in
   conjunction with employee benefit
   plans and option exercises                1,324      5,066
  Cash dividends                            (3,372)    (3,255)
  Issuance of treasury stock                     -         62
  Purchase of treasury stock                     -         (4)
                                          ---------  ---------
Cash flows used in financing activities     (9,033)    (6,711)
                                          ---------  ---------
Cash flows (used in) provided by
 investing activities:
  Additions to property and equipment, net  (8,054)   (14,701)
  Change in loan receivable                 (3,192)    (5,171)
  Purchase of investment securities in
   Rabbi Trust                              (2,544)    (1,909)
  Proceeds from sale of investment
   securities in Rabbi Trust                 2,649      3,654
                                          ---------  ---------
Cash flows used in investing activities    (11,141)   (18,127)
                                          ---------  ---------
Effect of exchange rate changes on
 cash and cash equivalents                      68       (303)
                                          ---------  ---------
Net decrease in cash and cash
 equivalents                               (21,212)   (15,721)
Cash and cash equivalents at
 beginning of period                        46,555     38,820
                                          ---------  ---------
Cash and cash equivalents at end of
 period                                   $ 25,343   $ 23,099
                                          =========  =========
Supplemental cash flow information:
  Interest paid                           $  1,920   $  2,302
                                          =========  =========
  Income taxes paid                       $    778   $  6,794
                                          =========  =========
See accompanying notes to consolidated financial statements.
                               9
CPI CORP. NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)

Note 1
------
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of CPI Corp.'s (the "Company's") financial position as of November 9, 2002 and February 2, 2002 and the results of its operations for the 16 weeks and 40 weeks ended November 9, 2002 and November 10, 2001 and changes in its cash flows for the 40 weeks ended November 9, 2002 and November 10, 2001. Certain prior year amounts have been reclassified to conform to the third quarter 2002 presentation. These financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company's annual report on Form 10-K for its fiscal year ended February 2, 2002.

Note 2
------
     The Company has operations in two business segments:
Portrait Studios and Technology Development (see Note 6).
The Portrait Studios segment functions as the exclusive operator of Sears Portrait Studios with 1,031 locations in the United States, Canada and Puerto Rico as of November 9, 2002. The Technology Development segment operates an internet-based, mail order photofinishing business under the name searsphoto.com and offers software programs primarily for the retail service industry use, software consulting and custom software development under the name Centrics Technology, Inc.

SELECTED INDUSTRY SEGMENT INFORMATION (in thousands of dollars)
                                         Sixteen Weeks Ended
                                    -----------------------------
                                    Nov. 9, 2002   Nov. 10, 2001
                                    -------------   -------------
NET SALES:
  Portrait Studios                    $   89,992     $   96,711
  Technology Development                   1,205            933
  Intersegment sales                      (1,007)          (772)
                                      -----------    -----------
                                      $   90,190     $   96,872
                                      ===========    ===========
INCOME (LOSS) FROM OPERATIONS:
 Portrait Studios                     $     (657)    $    5,337
 Technology Development                     (927)          (487)
 Corporate expense                        (5,065)        (3,748)
                                      -----------    -----------
                                      $   (6,649)    $    1,102
                                      ===========    ===========

                                10
SELECTED INDUSTRY SEGMENT INFORMATION (in thousands of dollars)

                                       Forty Weeks Ended
                                  -----------------------------
                                  Nov. 9, 2002    Nov. 10, 2001
                                  --------------- -------------
NET SALES:
  Portrait Studios                  $  207,797     $  220,734
  Technology Development                 3,377          2,377
  Intersegment sales                    (2,428)        (2,141)
                                    -----------    -----------
                                    $  208,746     $  220,970
                                    ===========    ===========
INCOME (LOSS) FROM OPERATIONS:
 Portrait Studios                   $    6,425     $   13,188
 Technology Development                 (1,371)        (1,178)
 Corporate expense                     (11,848)        (9,505)
                                    -----------    -----------
                                    $   (6,794)    $    2,505
                                    ===========    ===========
SEGMENT ASSETS:
 Portrait Studios                   $   78,501     $   88,662
 Technology Development                  1,302          1,316
 Corporate cash and cash
  equivalents                           25,343         23,099
 Corporate other                        56,915         58,800
                                    -----------    -----------
                                    $  162,061     $  171,877
                                    ===========    ===========























                                11

GEOGRAPHIC FINANCIAL INFORMATION
--------------------------------
                                Sixteen Weeks Ended
                           --------------------------------
                            Nov. 9, 2002     Nov. 10, 2001
                           --------------    --------------
NET SALES:
 United States             $   83,831        $   89,759
 Canada                         6,359             7,113
                           --------------    --------------
                           $   90,190        $   96,872
                           ==============    ==============

                                  Forty Weeks Ended
                           --------------------------------
                            Nov. 9, 2002     Nov. 10, 2001
                           --------------    --------------
NET SALES:
 United States             $  194,718        $  205,867
 Canada                        14,028            15,103
                           --------------    --------------
                           $  208,746        $  220,970
                           ==============    ==============
LONG-LIVED ASSETS:
 United States             $   80,982        $   95,422
 Canada                         5,139             5,180
                           --------------    --------------
                           $   86,121        $  100,602
                           ==============    ==============

Note 3
------
     On February 3, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Under SFAS 142, goodwill amortization ceases upon adoption of the new standard. The new rules also require an initial goodwill impairment assessment in the year of adoption and an annual impairment test thereafter. In addition, interim testing of goodwill is now required if an event or circumstance indicates that
an impairment loss has been incurred. During the first
quarter ended April 27, 2002, the Company performed the first of the required impairment tests of goodwill. No impairment loss resulted from the initial goodwill impairment test.
As of February 2, 2002 and November 9, 2002, the carrying value of goodwill was $513,000 and related to acquisitions by
the Portrait Studio division prior to June 30, 2001.   For the
periods prior to fiscal year 2002, the adoption of SFAS 142 has no proforma effect on the loss per share reported for the sixteen weeks ended November 10, 2001 and a $.01 increase in earnings per share reported for the 40 weeks ended November 10, 2001.

                                   12


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

     Subsequently, in January 2002 and May 2002, the balance of the Preferred Security decreased due to the optional redemption of $1.0 million and $353,000, respectively, of the security by Prints Plus, and, in the first quarter of 2002, by a final post-closing adjustment of $147,000 to the security reflecting
a decrease in the final sales price.   These events, when offset
by the accrued interest income of $721,000 that is also reflected in the value of the Preferred Security, resulted in a balance on November 9, 2002 of $10.2 million.

     Borrowings under the revolving line of credit extended to Prints Plus were $4.7 million and $5.2 million as of November 9, 2002 and November 10, 2001, respectively.
Interest income earned on this revolving line of credit for the third quarter 2002 and 2001 was $64,000 and $84,000, respectively.

     Due to the Company's continuing financial interest in Prints Plus, the Company is required to follow a modified equity method of accounting, which requires cumulative losses, if any, incurred by Prints Plus during its fiscal year be reflected in the Company's financials as a valuation allowance and corresponding charge to income. As a result of Prints Plus' operating performance and compliance with the covenants of the Preferred Security and revolving line of credit, no valuation allowance was recorded as of November 9, 2002.

     Further, if Prints Plus defaults on certain operating real estate leases, the Company has guaranteed monthly lease payments over the remaining life of these leases. As of November 9, 2002, the maximum future obligation to the Company would be $16.0 million before any negotiation with landlords or subleasing. Based on scheduled lease payments, the maximum future obligations will decrease an additional $908,000 by the end of fiscal 2002, then annually by approximately $5.2 million to $4.8 million during the next two years. To recognize the risk associated with these leases and based on the Company's past experience with renegotiating lease obligations, a $1.0 million reserve was
                             13
established in 2001. At November 9, 2002, the Company had made no further allowances for defaults under these operating leases as, in the opinion of management, Prints Plus is meeting the performance standards established under the operating leases.

Note 5
------

     As discussed in the Company's Annual Report on Form 10-K, the Company has a $60.0 million Senior Note Agreement and $30.0 million Revolving Facility. In April 2002 and November 2002, the Company amended its Revolving Facility to adjust the minimum consolidated earnings before income taxes, depreciation and amortization ("EBITDA") covenant. In the November 2002 amendment, the Company also reduced the line to $15 million since the Company has minimal borrowing needs other than to support $7.2 million in outstanding letters of credit as of November 9, 2002. As of November 9, 2002, the Company was in compliance with all covenants under both the amended Revolving Facility and the Senior Note Agreement, and expects to be in compliance with the covenants under the Senior Note Agreement for the remainder of this year.

     However, given the sales shortfall incurred in the first three quarters compared to the prior year periods, the Company may not achieve the EBITDA covenant related solely to its Revolving Facility for the fourth quarter of this fiscal year. Other than supporting outstanding letters of credit in the principal amount of $7.2 million as of November 9, 2002, the Company has no outstanding borrowings under the Revolving Facility, nor does it currently expect to need to draw on the facility prior to its expiration in June 2003. The Company anticipates that it will reach an agreement before the end of the fourth quarter with the lending institutions offering the Revolving Facility whereby either the above mentioned covenant will be amended or the facility will be eliminated and replaced.

Note 6
------

     During the third quarter of fiscal 2002, management completed its previously announced review of the infrastructure and platform from which it delivers technology development and support services. The objectives of the review were to 1) improve focus on and support for the Company's core portraiture business, 2) improve organizational functionality and systems flexibility, and 3) eliminate duplicative cost structures.

     To achieve the aforementioned objectives, the Company is
in the process of transferring the technology development activities, previously performed by its subsidiary Centrics Technology, Inc. ("Centrics"), back into a newly reorganized and right-sized corporate technology function. In addition, the Company will no longer pursue the sale of consulting and
                              14
software development to third parties. As a result of these decisions, the Company is currently negotiating with management of Centrics for the acquisition of the stock of Centrics by its management group. If an agreement is reached, the Company anticipates the transaction will close prior to the end of its current fiscal year. If an agreement is not reached, all of the aforementioned transfer and reorganization activities will still be completed by the end of the Company's current fiscal year.

     Under either the sale or transfer of activities scenarios, the Company expects to incur certain fourth quarter charges to earnings when the ultimate outcome is known. Under either the sale or transfer of activities scenarios, the Company anticipates incurring a charge for employee severance ranging from approximately $450,000 to $550,000. Under the sale scenario, the Company would record a loss on sale ranging from approximately $150,000 o $200,000, representing the excess of the net book value of assets transferred over liabilities assumed, without giving effect to the contingent consideration to be received in the form of royalties on future sales of consulting services and/or software by the buyer. Under the transfer scenario, the Company would also incur a charge for anticipated settlement of the existing Centrics office lease of approximately $284,000, representing the remaining lease payments under the lease and assuming no sub-lease rentals or negotiated settlements.

     Through the elimination of the currently existing duplicative cost structures and the reorganization and right-sizing of the newly formed corporate technology group, the Company anticipates annualized payroll costs savings beginning in fiscal 2003 of approximately $4.0 million.

     As part of the ongoing transfer and reorganization activities, certain strategic technology decisions were made in the third quarter of fiscal 2002 that either reduce or eliminate the future utility of certain historic capitalized technology development costs necessitating a write-down or write-off of these costs, thus resulting in a pre-tax, non-cash, charge of $4.2 million. The impacted development activities include a proprietary digital camera development project ($2.9 million, including $2.5 million in equipment costs), a digital manufacturing system ($445,000) and, a portion of the store automation system platform ($863,000). In the case of both the digital camera project and the digital manufacturing system, the Company has made the decision to prospectively utilize commercially-available cameras and digital
manufacturing software.   The Company's change in technology direction
and its decision to no longer pursue the sale of technology services to third parties resulted in the need to write-off a portion of its store automation system capitalized software code.



                               15
Note 7
------

     The projected accumulated benefit obligation of the Company's defined benefit pension plan as of December 31, 2002 (the measurement date) exceeds the fair value of the plan's assets as of September 30, 2002 by approximately $10.4 million. Should a shortfall exist at year-end, the Company would be required to record a charge to accumulated other comprehensive income in stockholders' equity, consisting of the amount of any shortfall plus the amount of the prepaid pension asset (approximately $5.2 million, net of tax, at September 30, 2002).









































                              16
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

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

     The Company's fiscal year ends the first Saturday of February. Accordingly, fiscal year 2001 ended February 2, 2002 and consisted of 52 weeks. The third fiscal quarters of 2002 and 2001, which consisted of sixteen weeks, and the first three quarters of 2002 and 2001, which consisted of forty weeks, ended November 9, 2002 and November 10, 2001, respectively. Throughout "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION," reference to 2001 will mean the fiscal year ended February 2, 2002 and reference to third quarter 2002 and third quarter 2001 or first three quarters 2002 and first three quarters 2001 will mean the third fiscal quarter or the first three quarters fiscal of 2002 and 2001, respectively.

     The Company has operations in two business segments:
Portrait Studios and Technology Development (see Item 1. Financial Statements, Note 6). The Portrait Studios segment functions as the exclusive operator of Sears Portrait Studios with 1,031 locations in the United States, Canada and Puerto Rico as of November 9, 2002. The Technology Development segment operates an internet-based, mail order photofinishing business under the name searsphoto.com and offers software programs primarily for the retail service industry use, software consulting and custom software development under the name Centrics Technology, Inc.

                               17
RESULTS OF OPERATIONS
---------------------

SIXTEEN WEEKS ENDED NOVEMBER 9, 2002 COMPARED TO SIXTEEN WEEKS ENDED NOVEMBER 10, 2001

Net Sales and Income (Loss) From Operations
-------------------------------------------

     The following table sets forth certain operating information for each period and should be viewed in conjunction with the consolidated financial statements and notes included in
Item 1 of this Form 10-Q.


                              Sixteen Weeks Ended
                              --------------------     Change
                              Nov. 9,    Nov. 10,     Increase
                                2002       2001      (Decrease)
                             ---------  ---------    ----------
                          (in thousands of dollars
                         except sittings and average
                         sales per customer sitting)
Net sales:
  Portrait Studios            $ 89,992   $ 96,711       (6.9)%
  Technology Development         1,205        933       29.2 %
  Intersegment sales            (1,007)      (772)      30.4 %
                              ---------  ---------
                              $ 90,190   $ 96,872       (6.9)%
                              =========  =========
Operating earnings (losses):
  Portrait Studios            $   (657)  $  5,337     (112.3)%
  Technology Development          (927)      (487)      90.3 %
                              ---------  ---------
    Total operating earnings
     (loss)                     (1,584)     4,850     (132.7)%
                              ---------  ---------
General corporate expenses       5,065      3,748       35.1 %
                              ---------  ---------
Income (loss) from operations $ (6,649)  $  1,102     (703.4)%
                              =========  =========
Sittings:
   Custom                      891,919    946,244       (5.7)%
   Package                     592,560    772,677      (23.3)%
                             ---------  ---------
                             1,484,479  1,718,921      (13.6)%
                             =========  =========
Average sales per customer
 sitting:
   Custom                      $ 71.16    $ 67.48        5.5 %
   Package                     $ 44.65    $ 42.44        5.2 %
   Overall                     $ 60.57    $ 56.24        7.7 %

                               18
     Net sales for the Portrait Studios segment decreased in third quarter of 2002 from third quarter of 2001, as a decrease in sittings was only partially offset by an increase in average sales per customer sitting. The decrease in sittings continues to be a function of significantly reduced sittings related to the Company's package offers. The decline in package sittings is attributable to both the impacts of a larger percentage of the Company's customers choosing the higher value custom offer versus the package offer and the effects of competitors with lower price package offers. The increase in average sales per customer sitting is primarily the result of the Company's success in converting more if its customers to the higher value custom offer and the Company's decision made during the second quarter to begin selling custom proof sheets which had previously been provided free of charge as part of the custom offer.

     The operating loss for the Portrait Studios segment in the third quarter of 2002 compared to the operating earnings recorded in the same time frame in 2001 was significantly impacted by the $4.2 million pre-tax, non-cash charge related to the write-off or write-down of certain previously capitalized technology development costs (see further details below).

     Exclusive of these write-offs and write-downs, lower operating expenses partially offset the lower sales results. The lower operating expenses are due to reduced cost of sales and commissions attributable to lower sales, reduced depreciation expense due to certain assets becoming fully depreciated, reduced credit card fees due to credit card transactions being processed directly by Sears and other various reductions resulting from the Company's continuing focus on expense reductions.

     Net sales for the Technology Development segment reflected an increase in the third quarter of 2002 from the third quarter of 2001. However, after elimination of intersegment sales, the negative swing in operating results quarter to quarter is attributable to higher employment costs and the write-off of certain assets having diminished or no future utility.

     During the third quarter of fiscal 2002, management completed its previously announced review of the infrastructure and platform from which it delivers technology development and support services. The objectives of the review were to 1) improve focus on and support for the Company's core portraiture business, 2) improve organizational functionality and systems flexibility, and 3) eliminate duplicative cost structures.

     To achieve the aforementioned objectives, the Company is
in the process of transferring the technology development activities, previously performed by its subsidiary Centrics Technology, Inc. ("Centrics"), back into a newly reorganized and right-sized corporate technology function. In addition, the
                              19
Company will no longer pursue the sale of consulting and software development to third parties. As a result of these decisions, the Company is currently negotiating with management of Centrics for the acquisition of the stock of Centrics by its management group. If an agreement is reached, the Company anticipates the transaction will close prior to the end of its current fiscal year. If an agreement is not reached, all of the aforementioned transfer and reorganization activities will still be completed by the end of the Company's current fiscal year.

     Under either the sale or transfer of activities scenarios, the Company expects to incur certain fourth quarter charges to earnings when the ultimate outcome is known. Under either the sale or transfer of activities scenarios, the Company anticipates incurring a charge for employee severance ranging from approximately $450,000 to $550,000. Under the sale scenario, the Company would record a loss on sale ranging from approximately $150,000 to $200,000, representing the excess of the net book value of assets transferred over liabilities assumed, without giving effect to the contingent consideration to be received in the form of royalties on future sales of consulting services and/or software by the buyer. Under the transfer scenario, the Company would also incur a charge for anticipated settlement of the existing Centrics office lease of approximately $284,000, representing the remaining lease payments under the lease and assuming no sub-lease rentals or negotiated settlements.

     Through the elimination of the currently existing duplicative cost structures and the reorganization and right-sizing of the newly formed corporate technology group, the Company anticipates annualized payroll costs savings beginning in fiscal 2003 of approximately $4.0 million.

	As part of the ongoing transfer and reorganization activities, certain strategic technology decisions were made in the third quarter of fiscal 2002 that either reduce or eliminate the future utility of certain historic capitalized technology development costs necessitating a write-down or write-off of these costs, thus resulting in a pre-tax, non-cash, charge of $4.2 million. The impacted development activities include a proprietary digital camera development project ($2.9 million, including $2.5 million in equipment costs), a digital manufacturing system ($445,000) and, a portion of the store automation system platform
($863,000).   In the case of both the digital camera project and the
digital manufacturing system, the Company has made the decision to prospectively utilize commercially-available cameras and digital manufacturing software. The Company's change in technology direction and its decision to no longer pursue the sale of technology services to third parties resulted in the need to write-off a portion of its store automation system capitalized software code.

                                 20
     General corporate expenses increased between quarters due to increases in supplemental retirement benefit plan costs, workers' compensation costs, professional service fees and severance costs in the third quarter of 2002 compared to 2001.

















































                                    21
Other Items Effecting Results of Operations
-------------------------------------------

     The following table sets forth certain operating information for each period and should be viewed in conjunction with the consolidated financial statements and notes included in
Item 1 of this Form 10-Q.
                             Sixteen Weeks Ended
                             --------------------      Change
                               Nov.9,    Nov. 10,     Increase
                                2002       2001      (Decrease)
                             ---------  ---------    ----------
                          (in thousands of dollars)
Interest expense:
  Debt                        $   980   $  1,177      (16.7)%
  Other                            43         51      (15.7)%
                              --------  ---------
    Total interest expense    $ 1,023   $  1,228      (16.6)%
                              ========  =========
Interest income:
  Investments                 $   175   $    230      (24.2)%
  Income from Preferred
    Security                      262        305      (13.8)%
  Revolver                         64         84      (23.5)%
                              --------  ---------
    Total interest income     $   501   $    619      (19.0)%
                              ========  =========

Other income (expense), net:
  Other income                $    37   $     30       23.3 %
  Investment revaluation            -       (402)         -
                              --------  ---------
     Total other income
      (expense), net          $    37   $   (372)    (109.9)%
                              ========  =========
Effective income tax rate        39.0%      26.8%
                              ========  =========

     Interest expense decreased in third quarter of 2002 from the third quarter of 2001 as a result of the scheduled repayment of long-term debt.

     Interest income was lower in the third quarter of 2002 compared to third quarter of 2001 due principally to the lower income earned on invested cash as a result of higher invested balances offset by significantly lower interest rates.

     The Company's effective income tax rate increased from 26.8% in fiscal 2001 to 39% in fiscal 2002. The fiscal 2001 rate was positively impacted by adjustments to the income tax reserve related to various income tax matters.


                              22
RESULTS OF OPERATIONS
---------------------

FORTY WEEKS ENDED NOVEMBER 9, 2002 COMPARED TO FORTY WEEKS
 ENDED NOVEMBER 10, 2001

Net Sales and Income From Operations
------------------------------------

     The following table sets forth certain operating information for each period and should be viewed in conjunction with the consolidated financial statements and notes included in
Item 1 of this Form 10-Q.

                             Forty Weeks Ended
                           -----------------------     Change
                              Nov. 9,    Nov. 10,     Increase
                                2002       2001      (Decrease)
                             ---------  ---------    ----------
                          (in thousands of dollars
                         except sittings and average
                         sales per customer sitting)

Net sales:
  Portrait Studios            $207,797   $220,734       (5.9)%
  Technology Development         3,377      2,377       42.1 %
  Intersegment sales            (2,428)    (2,141)      13.4 %
                              ---------  ---------
                              $208,746   $220,970       (5.5)%
                              =========  =========
Operating earnings (losses):
  Portrait Studios            $  6,425   $ 13,188      (51.3)%
  Technology Development        (1,371)    (1,178)      16.4 %
                              ---------  ---------
    Total operating earnings     5,054     12,010      (57.9)%
                              ---------  ---------
General corporate expenses      11,848      9,505       24.7 %
                              ---------  ---------
Income (loss) from operations $ (6,794)  $  2,505     (371.2)%
                              =========  =========
Sittings:
   Custom                     2,050,502  1,987,224       3.2 %
   Package                    1,374,109  1,834,234     (25.1)%
                              ---------  ---------
                              3,424,611  3,821,458     (10.4)%
                              =========  =========
Average sales per customer
 sitting:
   Custom                      $ 70.83    $ 69.58        1.8 %
   Package                     $ 45.46    $ 44.88        1.3 %
   Overall                     $ 60.65    $ 57.73        5.1 %


                               23
     Net sales for the Portrait Studios segment decreased in the first three quarters of 2002 from the first three quarters of 2001, as a decrease in sittings was only partially offset by an increase in average sales per customer sitting.
The decrease in sittings is attributable to the effects of an early Easter that historically results in reduced sittings in the first quarter and significantly reduced sittings related to the Company's package offers. The decline in package sittings is attributable to both the impacts of a larger percentage of the Company's customers choosing the higher value custom offer versus package offer and the effects of competitors with lower price package offers. The increase in average sales per customer sitting is primarily the result of the Company's success in converting more of its customers to the higher value custom offer and the Company's decision made during the second quarter to begin selling custom proof sheets which had previously been provided free of charge as part of the custom offer.

     Operating earnings for the Portrait Studios segment decreased in the first three quarters of 2002 from the same timeframe in 2001 primarily due to the $4.2 million non-cash charge related to the write-off or write-down of certain previously capitalized technology development costs.

     Exclusive of write-off and write-down amounts, lower operating expenses partially offset the lower sales results. The lower operating expenses resulted from reduced cost of sales and commissions attributable to lower sales, reduced advertising expense resulting principally from planned reductions in spring television and direct mail advertising, reduced depreciation expense due to certain assets becoming fully depreciated, reduced credit card fees due to credit card transactions being processed directly by Sears and other various reductions resulting from the Company's continuing focus on expense reductions.

     Net sales for the Technology Development segment reflected an increase in the first three quarters of 2002 from the first three quarters of 2001 due to an increase in intersegment sales and net
sales to nonaffiliated companies.   After elimination of intersegment
sales, operating losses for the same timeframe increased reflecting the increase in nonaffiliated sales offset by higher employment costs, costs relating to supplies and maintenance and the write-down of certain assets having diminished or no future utility.

     General corporate expenses increased between the first three quarters of 2002 compared to the first three quarters of 2001 primarily due to the incurrence in 2002 of additional professional service fees, which included $688,000 associated withthe final phase of the Company's strategic planning initiativeand increases in supplemental retirement benefit plan costs, workers' compensation and severance costs.

                                      24
Other Items Effecting Results of Operations
-------------------------------------------
     The following table sets forth certain operating information for each period and should be viewed in conjunction with the consolidated financial statements and notes included in
Item 1 of this Form 10-Q.

                              Forty Weeks Ended
                           -----------------------     Change
                              Nov. 9,    Nov. 10,     Increase
                                2002       2001      (Decrease)
                             ---------  ---------    ----------
                          (in thousands of dollars)
Interest expense:
  Debt                        $ 2,686   $  3,176      (15.4)%
  Other                           107        128      (17.1)%
                              --------  ---------
    Total interest expense    $ 2,793   $  3,304      (15.5)%
                              ========  =========
Interest income:
  Investments                 $   523   $    924      (43.4)%
  Interest on income tax
   refund                         297          -          -
  Income from Preferred
    Security                      658        305       116.1%
  Revolver                        130         84        55.5%
                              --------  ---------
    Total interest income     $ 1,608   $  1,313        22.6%
                              ========  =========
Other income (expense), net:
  Other income                $    79   $     64        23.4%
  Investment revaluation            -       (402)          -
  Separation expense (1)            -     (1,714)          -
                              --------  ---------
    Total other income
      (expense), net          $    79   $ (2,052)      103.8%
                              ========  =========
Effective income tax rate        39.0%      39.9%
                              ========  =========

(1)  See Separation discussion on page 27.

     Interest expense decreased in the first three quarters of 2002 from the first three quarters of 2001 as a result of the scheduled repayment of long-term debt.

     Interest income was higher in the first three quarters
of 2002 compared to first half of 2001 due to the receipt of interest on a federal income tax refund and accrued income relating to the Preferred Security and Revolver offsetting the lower income earned on invested cash. The lower income earned on invested cash was a result of higher invested balances offset by significantly lower interest rates.
                              25
Discontinued Operations
-----------------------
     In July 2001, the Company announced it had provided TRU
Retail, Inc., the predecessor legal entity of Prints Plus, Inc. ("Prints Plus") with a $6.4 million revolving line of credit.
The Company further announced the completion of the sale of its Wall Decor segment for $16.0 million. The sales price reflected the receipt of $11.0 million in a Preferred Security of Prints Plus, approximately $4.0 million in cash, other consideration netting to $1.0 million and the assumption of certain liabilities including the ongoing guarantee of certain operating real estate leases. The sales price was subject to final post-closing adjustments.

     Subsequently, in January 2002 and May 2002, the balance of the Preferred Security decreased due to the optional redemption of $1.0 million and $353,000, respectively, of the security by Prints Plus, and, in the first quarter of 2002, by a final post-closing adjustment of $147,000 to the security reflecting a decrease in the final sales price. These events, when offset by the accrued interest income of $721,000 that is also reflected in the value of the Preferred Security, resulted in a balance on November 9, 2002 of $10.2 million.

     Borrowings under the revolving line of credit extended to Prints Plus were $4.7 million and $5.2 million as of November 9, 2002 and November 10, 2001, respectively. Interest income earned on this revolving line of credit for the third quarter 2002 and 2001 was $64,000 and $84,000, respectively.

     Due to the Company's continuing financial interest in Prints Plus, the Company is required to follow a modified equity method of accounting, which requires cumulative losses, if any, incurred by Prints Plus during its fiscal year be reflected in the Company's financials as a valuation allowance and corresponding charge to income. As a result of Prints Plus' operating performance and compliance with the covenants of the Preferred Security and revolving line of credit, no valuation allowance was recorded as of November 9, 2002.

     Further, if Prints Plus defaults on certain operating real estate leases, the Company has guaranteed monthly lease payments over the remaining life of these leases. As of November 9, 2002, the maximum future obligation to the Company would be $16.0 million before any negotiation with landlords or subleasing.
Based on scheduled lease payments, the maximum future obligations will decrease an additional $908,000 by the end of fiscal 2002, then annually by approximately $5.2 million to $4.8 million during the next two years. To recognize the risk associated with these leases and based on the Company's past experience with renegotiating lease obligations, a $1.0 million reserve wasestablished in 2001.
At November 9, 2002, the Company had made

                               26
no further allowances for defaults under these operating leases as, in the opinion of management, Prints Plus is meeting the performance standards established under the operating leases.

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

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION
----------------------------------------------------
Operating Activities
--------------------
     Net cash used in operating activities in the first three quarters of 2002 of $1.1 million decreased $10.5 million from the $9.4 million provided by in the first three quarters of 2001 due to changes in various deferred and refundable income taxes relating to the net operating loss carrybacks that resulted from the sale of Prints Plus in second quarter of 2001, a decline in accrued advertising based on cost reduction initiatives and an increase in outstanding receivable balances that resulted primarily from normal seasonal growth and from a change in settlement methods with Sears Roebuck and Company ("Sears") in the second quarter of 2002. The settlement method change resulted from a recent amendment to the Company's Sears agreement that now allows the Company's credit card transactions to be processed directly through Sears, thereby reducing credit card processing fees paid to third-party vendors but resulting in an slight increase in the collection period of the receivable from Sears.

Financing Activities
--------------------
     Net cash used in financing activities in the three quarters of 2002 of $9.0 million increased $2.3 million from the $6.7 million recorded in the first three quarters of 2001 due to a decrease in funds provided by the issuance of common stock in conjunction with employee benefit plans and option exercises in 2001 not being repeated in 2002 offset by proceeds from the borrowing against the cash surrender value of life insurance.

                                 27
     As discussed in the Company's Annual Report on Form 10-K, the Company has a $60.0 million Senior Note Agreement and $30.0 million Revolving Facility. In April 2002 and November 2002, the Company amended its Revolving Facility to adjust the minimum consolidated earnings before income taxes, depreciation and amortization ("EBITDA") covenant. In the November 2002 amendment, the Company also reduced the line to $15 million since the Company has minimal borrowing needs other than to support $7.2 million in outstanding letters of credit as of November 9, 2002. As of November 9, 2002, the Company was in compliance with all covenants under both the amended Revolving Facility and the Senior Note Agreement, and expects to be in compliance with the covenants under the Senior Note Agreement for the remainder of this year.

     However, given the sales shortfall incurred in the first three quarters compared to the prior year periods, the Company may not achieve the EBITDA covenant related solely to its Revolving Facility for the fourth quarter of this fiscal year. Other than supporting outstanding letters of credit in the principal amount of $7.2 million as of November 9, 2002, the Company has no outstanding borrowings under the Revolving Facility, nor does it currently expect to need to draw on the facility prior to its expiration in June 2003. The Company anticipates that it will reach an agreement before the end of the fourth quarter with the lending institutions offering the Revolving Facility whereby either the above mentioned covenant will be amended or the facility will be eliminated and replaced.

Investing Activities
--------------------
     Net cash used in investing activities in the first three quarters of 2002 of $11.1 million reflects a $7.0 million decrease from the first three quarters of 2001 due principally to lower levels of capital expenditures.

Cash Flows
----------
     Cash flows from operations and cash and cash equivalents on hand represent the Company's expected source of funds in fiscal year 2002 for planned capital expenditures, scheduled principal payments in June of each year on long-term debt of $8.6 million, normal business operations and dividends to shareholders. With the exception of letters of credit used to support the Company's self-insurance program and operating leases, the Company does not use off-balance sheet arrangements to finance business activities.

Financial Condition
-------------------
     Assets of the Company decreased 6.2% in the first three quarters of 2002 from year-end 2001 due primarily to a decrease


                                    28
in net property and equipment resulting from depreciation charges exceeding property and equipment additions, the write-down or write-off of certain previously capitalized technology development costs, decreases in cash and cash equivalents resulting from the second scheduled principal payment in June 2002 of $8.6 million of the Company's long-term debt and decreases in cash balances driven by normal seasonal cash needs.

     Liabilities of the Company decreased 3.8% primarily as a result of the $8.6 million debt repayment in June 2002 offset by seasonal increases in accounts payable and accrued expenses related to advertising.

     Stockholders' equity decreased 10.2% at the end of the first three quarters of 2002 from year-end 2001 reflecting the year-to-date 2002 net losses and payments of dividends to stockholders, offset by increases in additional paid-in capital that resulted from issuing shares of stock in conjunction with employee benefit plans and option exercises.

Strategic Planning Initiatives
------------------------------
     On June 4, 2002, the Company announced that its Board of Directors had approved management's recommendation for the recently completed strategic planning process. For additional information on the Company's strategic initiatives, refer to the Company's Form 8-K filed on June 4, 2002.


























                                29
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

     Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign exchange rates. The Company's outstanding debt obligations carry primarily fixed interest rates; therefore, the Company's exposure to changes in interest rates is minimal.
The Company's exposure to changes in foreign exchange rates relates to the Canadian operations, which is minimal, as these operations constitute 6.8% of the Company's total assets and 6.7% of the Company's total sales.


ITEM 4.   CONTROLS AND PROCEDURES

     An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities
Exchange Act of 1934 (the "Act") was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management within the 90-day period preceding the filing date of this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i)accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     In the quarter ended November 9, 2002, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls. In addition, since the dateof this evaluation to the filing date of this Quarterly Report,there have been no significant changes in the Company's internalcontrols or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.











                                    30
PART II    OTHER INFORMATION
----------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) EXHIBITS

            The following exhibits are being filed as part of this Report:

            Exhibit 10.53 - Fifth Amendment to Sears License
                             Agreement
            Exhibit 10.54 - Sixth Amendment to Sears License
                             Agreement
            Exhibit 10.55 - Third Amendment to Sears License
                             Agreement (Off Mall)
            Exhibit 10.56 - Fourth Amendment to Sears License
                             Agreement (Off Mall)
            Exhibit 10.57 - Fifth Amendment to Sears License
                             Agreement (Off Mall)
            Exhibit 10.58 - Employment Agreement by and between
                             Peggy J. Deal and CPI Corp.
            Exhibit 10.59 - Employment Agreement by and between
                             Thomas Gallahue and CPI Corp.
            Exhibit 11.0  - Computation of Earnings Per Common
                             Share
            Exhibit 99.1  - Certification Pursuant to 18 U.S.C.
                             Section 1350, as Adopted Pursuant to
                             to Section 906 of the Sarbanes-Oxley
                             Act of 2002 by Chief Executive
                             Officer
            Exhibit 99.2  - Certification Pursuant to 18 U.S.C.
                             Section 1350, as Adopted Pursuant to
                             Section 906 of the Sarbanes-Oxley
                             Act of 2002 by Chief Financial
                             Officer

         b) REPORTS ON FORM 8-K

            On August 2, 2002, CPI Corp. filed an 8-K Current
            Report announcing the issuance of a press release dated July 31, 2002 on the election of Jim Clifford to CPI Corp.'s Board of Directors.

            On August 8, 2002, CPI Corp. filed an 8-K Current
            Report announcing the issuance of a press release dated August 6, 2002 declaring a third quarter cash dividend of 14 cents per share.

            On August 15, 2002, CPI Corp. filed an 8-K Current
            Report announcing the issuance of a press release
            dated August 15, 2002 reporting the second quarter
            FY 2002 results.
                               31

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





                                         CPI Corp.
                                       (Registrant)




                             By:  /s/ Gary W. Douglass
                                  ---------------------------
                                   Gary W. Douglass
                                   Authorized Officer and
                                   Principal Financial Officer

Dated:  December 11, 2002

CERTIFICATION
-------------
I, J. David Pierson, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of CPI Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls;
and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;
     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: December 11, 2002


                                By: /s/ J. David Pierson
                                    ---------------------------
                                        J. David Pierson
                                        Chief Executive Officer

CERTIFICATION
-------------

I, Gary W. Douglass, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of CPI Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
	b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls;

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 11, 2002


                                 By: /s/ Gary W. Douglass
                                     ----------------------------
                                         Gary W. Douglass
                                         Chief Financial Officer

                               CPI CORP.

                             EXHIBIT INDEX

Exhibit 10.53 - Fifth Amendment to Sears License Agreement    38

Exhibit 10.54 - Sixth Amendment to Sears License Agreement    39

Exhibit 10.55 - Third Amendment to Sears License
                 Agreement (Off Mall)                         40

Exhibit 10.56 - Fourth Amendment to Sears License
                 Agreement (Off Mall)                         41

Exhibit 10.57 - Fifth Amendment to Sears License
                 Agreement (Off Mall)                         42

Exhibit 10.58 - Employment Agreement by and between
                 Peggy J. Deal and CPI Corp.                  43

Exhibit 10.59 - Employment Agreement by and between
                 Thomas Gallahue and CPI Corp.                44

Exhibit 11.0  - Computation of Earnings Per Common Share   45-47

Exhibit 99.1  - Certification Pursuant to 18 U.S.C.
                 Section 1350, as Adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley Act
                 of 2002 by Chief Executive Officer           48

Exhibit 99.2  - Certification Pursuant to 18 U.S.C.
                 Section 1350, as Adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley Act
                 of 2002 by Chief Financial Officer       `   49

EXHIBIT 10.53

(This exhibit has been filed with the Securities and Exchange
Commission and is retained at the office of the Company.)











                        Material Contract:
              Fifth Amendment to Sears License Agreement

EXHIBIT 10.54

(This exhibit has been filed with the Securities and Exchange
Commission and is retained at the office of the Company.)











                            Material Contract:
                 Sixth Amendment to Sears License Agreement

EXHIBIT 10.55

(This exhibit has been filed with the Securities and Exchange
Commission and is retained at the office of the Company.)











                          Material Contract:
          Third Amendment to Sears License Agreement (Off Mall)

EXHIBIT 10.56

(This exhibit has been filed with the Securities and Exchange
Commission and is retained at the office of the Company.)











                           Material Contract:
           Fourth Amendment to Sears License Agreement (Off Mall)

EXHIBIT 10.57

(This exhibit has been filed with the Securities and Exchange
Commission and is retained at the office of the Company.)











                        Material Contract:
         Fifth Amendment to Sears License Agreement (Off Mall)

EXHIBIT 10.58

(This exhibit has been filed with the Securities and Exchange
Commission and is retained at the office of the Company.)











                       Material Contract:
                Employment Agreement by and between
                   Peggy J. Deal and CPI Corp.

































                                 43
EXHIBIT 10.59

(This exhibit has been filed with the Securities and Exchange
Commission and is retained at the office of the Company.)











                       Material Contract:
              Employment Agreement by and between
                   Thomas Gallahue and CPI Corp.


































                              44