Form 10-K/A
period 2002-02-02
CPI CORP
filed 2003-05-16
CIK 25354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the fiscal year ended February 2, 2002

                                       OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

      For the transition period from ____________ to _____________

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

       (Registrant's telephone number including area code) (314) 231-1575

           Securities registered pursuant to Section 12(b) of the Act:

          COMMON STOCK $.40 PAR VALUE       NEW YORK STOCK EXCHANGE
          ---------------------------      ------------------------
              Title of each class          Name of each exchange on
                                                which registered

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Aggregate market value of the registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock
Exchange-Composite Transaction Listing on April 12, 2002 ($17.00 per share):
$128,397,056.

As of April 12, 2002, 8,034,111 shares of the common stock, $0.40 par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement relating to the Annual Meeting of Stockholders to be held June 6, 2002 are incorporated by reference into Part III of this Report.

                      (THIS PAGE LEFT INTENTIONALLY BLANK)

                   (PAGE NUMBERS REFER TO PAPER DOCUMENT ONLY)

                                TABLE OF CONTENTS

           PART I

           Item 1.  Business                                     5
           Item 2.  Properties                                  12
           Item 3.  Legal Proceedings                           14
           Item 4.  Results of Votes of Security Holders        14

           PART II

           Item 5.  Market for Registrant's common stock and
                     Related Stockholder Matters                15

           Item 6.  Selected Financial Data                     17
           Item 7. Management's Discussion and Analysis of Financial Condition and Results of
                     Operations                                 20
           Item 7A. Quantitative and Qualitative Disclosures
                     About Market Risk                          33
           Item 8.  Financial Statements and Supplementary
                     Data                                       33
           Item 9.  Changes in and Disagreements with
                     Accountants on Accounting and Financial
                     Disclosure                                 79

           PART III

           Item 10. Directors, Executive Officers, Promoters,
                     and Control Persons of the Registrant      80
           Item 11. Executive Compensation                      80
           Item 12. Security Ownership of Certain Beneficial
                     Owners and Management                      80
           Item 13. Certain Relationships and Related
                     Transactions                               80

           PART IV

           Item 14. Exhibits, Financial Statement Schedules
                     and Reports on Form 8-K                    82
                    Signatures                                  89
                    Certifications                              91

EXPLANATORY NOTE

      CPI Corp. is filing this Form 10-K/A for the fiscal year ended February 2, 2002 to reflect the restatement of its audited consolidated financial statements for the fiscal years ended February 2, 2002 and February 3, 2001. The restatement resulted from the Company changing its policy for recognizing revenues to be consistent with Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". See the consolidated financial statements and Note 2 thereto included herein for a description of the restatement. Any items included in the original Form 10-K that are not included herein are not amended and remain in effect as of the date of the original filing thereof. Additionally, this Form 10-K/A does not purport to provide a general update or discussion of any other developments at the Company subsequent to the original filing. The filing of this Form 10-K/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

      THE STATEMENTS CONTAINED IN THIS REPORT, AND IN PARTICULAR IN THE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" SECTION THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION ACT OF 1995, AND INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, SUCH AS THE COMPANY'S OUTLOOK FOR PORTRAIT STUDIOS, FUTURE CASH REQUIREMENTS, COMPLIANCE WITH DEBT COVENANTS, VALUATION ALLOWANCES, AND CAPITAL EXPENDITURES, ARE ONLY PREDICTIONS OR EXPECTATIONS; ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY AS A RESULT OF RISKS FACING THE COMPANY. SUCH RISKS INCLUDE, BUT ARE NOT LIMITED TO: CUSTOMER DEMAND FOR THE COMPANY'S PRODUCTS AND SERVICES, THE OVERALL LEVEL OF ECONOMIC ACTIVITY IN THE COMPANY'S MAJOR MARKETS, COMPETITORS' ACTIONS, MANUFACTURING INTERRUPTIONS, DEPENDENCE ON CERTAIN SUPPLIERS, CHANGES IN THE COMPANY'S RELATIONSHIP WITH SEARS AND THE CONDITION AND STRATEGIC PLANNING OF SEARS, FLUCTUATIONS IN OPERATING RESULTS, THE CONDITION OF PRINTS PLUS, INC., THE ATTRACTIONS AND RETENTION OF QUALIFIED PERSONNEL AND OTHER RISKS AS MAY BE DESCRIBED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THIS FORM 10-K/A FOR THE YEAR ENDED FEBRUARY 2, 2002.

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

Portrait Studios Segment

      The Portrait Studios segment operates through two wholly-owned subsidiaries, Consumer Programs Inc. and CPI Images, LLC, and a partnership, Texas Portraits, LP. Texas Portraits, LP is owned by Consumer Programs Inc. and another wholly-owned subsidiary, Consumer Programs Partner, Inc.

      Within the Portrait Studio segment, the Company operates 1,031 studios as of February 2, 2002 and, as a Sears, Roebuck and Company ("Sears") licensee, is the exclusive operator of all Sears Portrait Studios in the United States, Canada and Puerto Rico. The Company is materially dependent upon the continued goodwill of Sears and the integrity of the Sears name in the retail marketplace. The Company believes its relations with Sears are excellent and that they have been beneficial to both companies. (See "Dependence" later in this section for a more detailed discussion.)

      As a leader, determined on the basis of revenues, in the professional portrait photography of pre-school children market, the Company provides its customers with a professional portrait studio experience and offers a variety of products tailored to maximize customer satisfaction. Portraits range from wallet size to 16" by 20", with the availability of Portrait Creations(R), greeting cards and passport photos. The Company also provides photo accessories, such as picture frames and photo albums, and services that include the Portrait Preview System and Smile Savers Plan(R). The Smile Savers Plan(R) is a program designed to increase repeat visits and develop long-term customer loyalty by allowing customers to pay a one-time fee for unlimited visits for a two-year period.

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

      Third-party sales for the Technology Development segment were $408,000, $888,000 and $70,000, respectively for the fiscal years ended 2001, 2000 and 1999. Although there were some third-party computer software sales in fiscal years 1998 and 1999, prior to fiscal year 2000, the majority of software products developed by the Technology Development segment were for the Portrait Studio segment. However, in January 2001, the Company announced the formation of searsphotos.com, a new Sears-licensed business offering on-line photofinishing and archiving for customers of Sears and Sears Portrait Studios. The new imaging service allows customers to preserve, share and use portrait images in conjunction with their personally created images and other memorabilia, creating digital archives through a Sears sponsored internet-based system maintained and marketed by the Company. Actual photofinishing processes are outsourced to a third party vendor. (See "Dependence" later in this section for a more detailed discussion on the Sears license.)

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

      The Company, through its wholly-owned subsidiary Centrics Technology, Inc., operates two websites (www.searsphotos.com and www.searsportrait.com) through which products and services are offered to the Company's customers and prospective customers. In addition to searsphotos.com which is discussed above in the Technology Development Segment discussion, customers may also through searsportrait.com view special offers and promotions. Revenues derived from the Company's on-line business activities account for less than 1% of the Company's consolidated revenues.

Supplier Relationships

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

Seasonality

      In the professional portrait photography business, sales are seasonal, with the largest volume occurring in the twelve-week fourth quarter, which includes the Thanksgiving and Christmas seasons. The Christmas season accounts for a high percentage of Sears Portrait Studio sales and earnings, and the fourth fiscal quarter (mid November through early February) typically produces a large percentage of annual sales and earnings. For fiscal years 2001 and 2000, fourth quarter sales accounted for 35% and 34%, respectively of total net sales for the year and all of net earnings for the year.

Dependence

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

May 1993      - purchased 102 Prints Plus store locations from
                Melville Corporation for $14.7 million

April 2000    - announced sale of segment by summer of 2000,
                classification of segment as a discontinued operation, and recognition of $6.4 million after taxes in anticipated losses and related expenses in fiscal year 1999 in connection with the sale

August 2000   - announced negotiations to sell Wall Decor business had
                terminated and other buyers were being pursued

April 2001    - announced signed agreement with TRU Retail, Inc.
                to buy the Wall Decor segment and recognition of a further $4.1 million after tax loss for the discontinued operations in fiscal year 2000

July 2001     - announced providing TRU Retail Inc. with a $6.4
                revolving line of credit

July 2001     - announced sale of Wall Decor segment to TRU Retail, Inc.
                for $16.0 million, which included receipt of $11.0 million in Preferred Security of TRU Retail Inc., $4.0 million in cash, other consideration netting to $1.0 million and the assumption of certain liabilities

January 2002  - TRU Retail, Inc. merged into Prints Plus, Inc.

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

October 1997  - Sold remaining 49% interest to Eastman Kodak Company.

     Further financial information on continuing and discontinued operations of the Company is in Part II, Item 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", and Part II, Item 8 as restated, "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA".

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

(2)   Lease term expires on June 13, 2002. Segment use: corporate

(3)   Lease term expires on May 31, 2002. Segment use: Portrait Studio

(4)   Lease term expires on February 29, 2004. Segment use: Technology
      Development

(5)   Segment use: corporate, Portrait Studio

(6)   Segment use: corporate

(7)   Segment use: Portrait Studio

(8)   Segment use: Portrait Studio

      As of February 2, 2002, the Company operated 855 portrait studios in Sears stores in the United States pursuant to the license agreements with Sears and 120 studios in Canada under a separate license agreement with Sears Canada, Inc. The Company pays Sears a license fee of 15% of total annual net sales for studios located in Sears stores. This license fee covers the Company's use of space in the Sears stores, the use of Sears' name and related intellectual property, and all services provided by Sears. No separate amounts are paid to Sears expressly for the use of space. The Company also operates 56 portrait studios in shopping centers without Sears stores, which are generally leased for at least three years with some having renewal options. See Part I, Item 1. "BUSINESS, Dependence" for more information on the Sears license agreements.

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

      FISCAL YEAR 2001
      (ending Feb. 2, 2002)     HIGH      LOW      DIVIDEND
      ---------------------   -------   --------   --------
      First Quarter           $ 21.99   $  18.50   $   0.14
      Second Quarter            24.50      18.10       0.14
      Third Quarter             21.70      13.65       0.14
      Fourth Quarter            18.90      15.50       0.14

      FISCAL YEAR 2000
      (ending Feb. 3, 2001)
      ---------------------
      First Quarter           $ 24.94   $  22.38   $   0.14
      Second Quarter            25.69      20.06       0.14
      Third Quarter             25.94      19.13       0.14
      Fourth Quarter            24.13      19.06       0.14

(b)   STOCKHOLDERS OF RECORD

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

Sales of Securities Other Than Sales of Equity Securities Pursuant to Regulation S-K

(a) Between February 7, 1999 and June 28, 2001, the Company sold a total of 206,070 shares of its common stock, par value $0.40 per share to an aggregate of 10 senior executives.

(b)   No underwriter was involved in the sales.

(c) All shares were issued for cash pursuant to options granted under the CPI Corp. Voluntary Stock Option Plan, which was approved by stockholders in 1993.

(d) The options and shares were issued pursuant to Rule 505 of Regulation D, to a group of executives who were primarily accredited investors. The Company filed a Form D with the SEC in 1993.

(e) The options had a term of eight years, with a three-year vesting period. During this period, 24,250 options were exercised at $15.50 per share and 181,820 options were exercised at $18.375 per share. The proceeds received by the Company from the option exercises during this period totaled $3,716,818, which the Company used for general corporate purposes.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA FINANCIAL HIGHLIGHTS (1) (in millions of dollars)

We derived the financial data presented below for, and as of the end of, each of the years in the five-year period ended February 2, 2002 from our consolidated financial statements and the related notes, as restated, which have been audited by KPMG LLP, independent accountants. The consolidated financial statements for the years 2001 and 2000 have been restated (see Note 2 to the consolidated financial statements).

                                           2001       2000       1999       1998      1997
                                           ----       ----       ----       ----      ----
                                        (restated) (restated)
INCOME DATA
 Net sales                               $ 319.3    $ 320.0     $ 319.1    $ 325.5   $ 303.7
 Income from cont. operations               12.2       25.6         6.7       28.4      29.2
 Net interest expense (2)                    2.5        2.9         1.7        0.9       2.0
 Other income (expense) (3)(4)               0.3        0.1        (0.1)       5.3       2.2
 Gain (loss) on sale of interest in
  Photofinishing segment (5)                  --         --          --         --      (4.2)
 Interest in joint venture (5)                --         --          --         --      (3.3)
 Income taxes                                3.5        8.0         1.7       11.5       8.6
 Net earnings from continuing operations
  before cumulative effect of change in
  accounting principle                       6.5       14.9         3.2       21.3      13.3

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

                                               2001       2000       1999       1998       1997
                                              ------     ------     ------     ------     ------
                                            (restated) (restated)
PER SHARE
 Net earnings from continuing operations-
  diluted (2)                                 $ 0.82     $ 1.84     $ 0.32     $ 2.08     $ 1.12
 Net earnings from continuing operations-
  basic (2)                                     0.83       1.89       0.33       2.14       1.14
 Dividends                                      0.56       0.56       0.56       0.56       0.56
 Avg. shares outstanding (millions of
  shares)-diluted                                7.9        8.1       10.0       10.2       11.8
 Avg. shares outstanding (millions of
  shares)-basic                                  7.8        7.9        9.7        9.9       11.6

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

                                                2001        2000        1999        1998        1997
                                               ------      ------      ------      ------      ------
                                             (restated)  (restated)
BALANCE SHEET
  Cash and cash equivalents (2)                $ 46.6      $ 38.8      $ 49.5      $ 76.0      $ 15.3
  Current assets                                 82.2        75.6        81.5       113.7        94.4
  Net fixed assets                               63.7        72.6        84.9       111.1       124.7
  Net assets of discontinued operation             --        16.0        23.2          --          --
  Assets of business transferred under
   contractual arrangements(3)                   11.6          --          --          --          --
  Other assets (4)                               23.5        20.7         9.7         9.9         9.7
  Total assets                                  180.9       184.9       199.3       234.7       228.8
  Current liabilities                            66.3        67.4        42.1        36.7        47.4
  Other liabilities and long-term                16.6        16.3        16.3        21.9        19.8
           deferred revenue
  Long-term debt, less current maturities        42.6        51.1        59.6        59.6        59.5
  Stockholders' equity                           55.4        50.1        81.3       116.5       102.1

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company's fiscal year ends the first Saturday of February. Accordingly, fiscal years 2001, 2000 and 1999 ended February 2, 2002, February 3, 2001 and February 5, 2000, respectively, and consisted of 52 weeks. Throughout MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION," reference to 2001, 2000 or 1999 will mean the fiscal year ended February 2, 2002, February 3, 2001 and February 5, 2000, respectively.

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

      As described below in Note 2 to the Audited Consolidated Financial Statements, which are included herein, based on a review of applicable accounting rules and interpretations, we have decided to restate certain of our previously issued financial statements. As a result, certain information in the accompanying financial statements and notes was restated from the original presentation in our Annual Report on Form 10-K for the fiscal year ended February 2, 2002. All comparisons and references in this Form 10-K/A to results for 2001 and 2000 are to the restated results.

RESULTS OF OPERATION-FISCAL YEAR 2001 COMPARED TO FISCAL YEAR 2000

      The following table sets forth certain operating information for each period and should be viewed in conjunction with the consolidated financial statements and notes included in Item 8 of this Form 10-K/A.

                                         (Restated)
                                         Fiscal Year                Change
                                  -------------------------        Increase
                                    2001             2000          (Decrease)
                                  --------         --------        ----------
                                   (in millions of dollars)
Net sales:
 Portrait Studios                 $  318.9         $  319.1             (0.1)%
 Technology Development                3.0              0.9               --
 Intersegment sales                   (2.6)              --               --
                                  --------         --------
  Total net sales                 $  319.3         $  320.0             (0.2)%
                                  ========         ========
Operating earnings (losses):
 Portrait Studios                 $   28.1         $   42.4            (33.7)%
 Technology Development               (1.7)            (1.1)            54.5%
                                  --------         --------
  Total operating earnings            26.4             41.3            (36.1)%
                                  --------         --------
General corporate expenses            14.2             15.7             (9.5)%
                                  --------         --------
Income from operations            $   12.2         $   25.6            (52.3)%
                                  ========         ========

      Net sales for the Portrait Studios segment were relatively unchanged in 2001 from 2000, as the 2.0% decrease in customer traffic was offset by the 1.8% increase in average sales per customer. Operating earnings decreased in 2001 from 2000 primarily due to increased labor costs, a result of increased employment hours and pay rates, and increased packaging and shipping costs, a result of higher shipping rates.

      Included in the above mentioned sales revenues for fiscal 2001 and 2000 is $4.5 million and $18.1 million, respectively, of pre-tax revenues that were included in the cumulative effect adjustment recorded in fiscal 2000 as discussed in Note 2 to the Consolidated Financial Statements.

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

      The following table sets forth certain operating information for each period and should be viewed in conjunction with the consolidated financial statements and notes included in Item 8 of this Form 10-K/A.

                                          Fiscal Year
                                  ---------------------------        Change
                                  (Restated)                        Increase
                                      2000            1999         (Decrease)
                                  ------------    -----------      ----------
                                   (in millions of dollars)
Net sales:
 Portrait Studios                   $ 319.1         $ 319.1              --
 Technology Development                 0.9              --              --
                                    -------         -------
  Total net sales                   $ 320.0         $ 319.1            (0.3)%
                                    =======         =======
Operating earnings (losses):
 Portrait Studios                   $  42.4         $  22.9            85.2%
 Technology Development                (1.1)           (1.7)          (35.3)%
                                    -------         -------
  Total operating earnings             41.3            21.2            94.8%
                                    -------         -------
General corporate expenses             15.7            14.5             8.2%
                                    -------         -------
Income from operations              $  25.6         $   6.7           282.1%
                                    =======         =======

      Net sales for the Portrait Studios segment were relatively unchanged in 2000 from 1999, as the 2.9% decrease in customer traffic was offset by the 3.0% increase in average sales per customer. Operating earnings for Portrait Studios increased in 2000 from 1999 due to lower employment costs, which resulted from reduced studio labor hours offset partially by increased hourly wage rates, and lower advertising expenditures, telephone costs and administrative support costs in 2000 versus 1999 as a result of a Company-wide profit improvement plan introduced late in 1999.

      Included in the above mentioned sales revenues for fiscal 2000 are $18.1 million of pre-tax revenues that were included in the cumulative effect adjustment recorded in fiscal 2000 as discussed in Note 2 to the Consolidated Financial Statements.

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

OTHER ITEMS EFFECTING RESULTS OF OPERATIONS

      The following table sets forth certain operating information for each period and should be viewed in conjunction with the consolidated financial statements and notes included in Item 8 of this Form 10-K/A.

                                                     Fiscal Year
                                         -----------------------------------
                                           2001         2000          1999
                                         --------     --------      --------
                                        (restated)   (restated)
                                             (in millions of dollars)
Interest expense:
  Debt                                   $    4.1     $    4.6      $    4.6
  Other                                       0.1          0.1           0.2
                                         --------     --------      --------
    Total interest expense               $    4.2     $    4.7      $    4.8
                                         ========     ========      ========
Interest income:
  Investments                            $    1.2     $    1.8      $    3.1
  Income from Preferred Security(1)           0.5           --            --
  Revolver (1)                                0.1           --            --
                                         --------     --------      --------
    Total interest income                $    1.8     $    1.8      $    3.1
                                         ========     ========      ========
Other expense, net:
 Other income                            $   (0.1)    $   (0.2)     $   (0.1)
 Joint venture income (3)                      --           --          (3.3)
 ASCP expense (2)                            (0.2)         0.1           3.5
                                         --------     --------      --------
    Total other (income) expense, net    $   (0.3)    $   (0.1)     $    0.1
                                         ========     ========      ========
Net earnings(loss) from
  discontinued operations (1)            $     --     $   (4.1)     $   (6.4)
                                         ========     ========      ========
Effective income tax rate                    35.0%        35.0%         35.0%
                                         ========     ========      ========

(1)   See Discontinued Operations discussion

(2)   See Terminated Merger Agreement discussion

(3)   See Joint Venture discussion

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

      In July 2001, the Company announced it provided TRU Retail with a $6.4 million revolving line of credit (the "Revolver"). The Company elected to provide a revolving line of credit to TRU Retail because it believed a third party commercial lender would have imposed certain restrictions on the amount of cash TRU Retail could use to pay dividends on and redeem shares of the preferred stock. The Company did not want to be in a subordinate position to another lender, in part because the Company is the guarantor of certain retail store leases that TRU Retail assumed (see below). The Revolver is fully collateralized by the assets of TRU Retail, expires on July 26, 2004, has interest charged at 1.0% over prime, and has a commitment fee of 0.5% per annum payable on the unused portion of the Revolver. The Revolver also requires TRU Retail to maintain certain financial ratios and comply with certain restrictive covenants. The Revolver is held as a long-term asset on the Company's balance sheet captioned "Assets of business transferred under contractual arrangements: Loan Receivable." As of February 2, 2002, TRU Retail had net borrowings of $1.5 million under the Revolver and the Company had recorded $120,000 in interest income in 2001 in connection with the Revolver.

      The Company also announced in July 2001 that the sale of the Wall Decor segment had been completed to TRU Retail for $16.0 million, which included the receipt of $11.0 million in a Preferred Security of TRU Retail, approximately $4.0 million in cash, other consideration netting to $1.0 million and the assumption of certain liabilities including the ongoing guarantee of certain operating real estate leases. To effect the closing of the transaction, TRU Retail drew approximately $3.6 million on the Revolver.

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

      In assessing the recoverability of its recorded investment in the Preferred Security, the Company reviews whether events or changes in circumstances indicate that the carrying value may not be recoverable. This review includes an analysis of the current operating performance of Prints Plus, including the amounts of free cash flow being generated providing for interest and debt service as well as their compliance with all the performance standards included within the covenants of the Preferred Security. Based on this review, no valuation allowance is deemed necessary at February 2, 2002.

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

Separation

      In February 2001, the Company announced it had hired J. David Pierson as Chairman and Chief Executive Officer to replace the retiring Alyn V. Essman. The Company incurred expenses of $1.7 million and $175,000 in 2001 and 2000, respectively, in Executive Management Repositioning Costs, a component of income from operations, which are included in the accompanying consolidated financial statements related to the severance pay, recognition of unamortized supplemental employee retirement plan benefits and other costs associated with the retirement of Mr. Essman and recruitment of Mr. Pierson.

      In addition, in December 2001, the Company announced that Russ Isaak, President, and Pat Morris, Senior Executive Vice President and President of the Company's Portrait Studio division, would retire from their respective positions and resign from the Company's Board of Directors effective the end of the fiscal year. The Company incurred $2.8 million of expenses in 2001, which are recorded in Executive Management Repositioning Costs, a component of income from operations, in the accompanying consolidated financial statements for severance pay, recognition of unamortized supplemental employee retirement plan benefits and other costs related to these and other administrative retirements at year-end.

      Throughout 2001, the Company reviewed its administrative employee structure in an effort to more efficiently support the operating divisions, which resulted in $1.1 million in severance pay and recognition of unamortized supplemental employee retirement plan benefits that were also included in Executive Management Repositioning Costs.

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

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Operating Activities

      Net cash generated by operating activities in 2001 of $28.8 million decreased $9.1 million from 2000 due to lower earnings. In 2000, net cash generated by operating activities of $37.9 million was $7.5 million more than in 1999 primarily as a result of higher operating earnings offset slightly by decreases in deferred revenue in 2000 from 1999, the first full year the Smile Savers Plan(R) was in effect. The Smile Savers Plan (R) allows customers to pay a one-time fee, in lieu of sitting or session fees, for unlimited customer visits over the ensuing two year period. The Company offers a customer loyalty program (Smile Savers Plan (R)) under which a customer pays a one-time fee and in return pays no sitting fees for unlimited portrait sessions over the twenty-four month period covered by the program. The entire Smile Savers Plan(R) fee received is deferred and amortized into revenues on a straight-line basis over the twenty-four month period of the customer's program.

Investing Activities

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

Cash Flows

      Cash flows from operations and cash and cash equivalents on hand represent the Company's expected source of funds in fiscal year 2002 for planned capital expenditures of $18.2 million, scheduled principle payments on long-term debt of $8.6 million, normal business operations and dividends to stockholders. With the exception of letters of credit used to support the Company's self-insurance program and operating leases, the Company does not use off-balance sheet arrangements to finance business activities.

Financial Condition

      Assets of the Company decreased 2.2% in 2001 from 2000 as increases in cash and cash equivalents and tax-related assets were more than offset by an ordinary-course decrease in net property and equipment and a decrease in assets held in connection with the discontinued and subsequently sold Wall Decor segment. Liabilities of the Company decreased 6.9%primarily as a result of the repayment of long-term debt and stockholders' equity increased 10.5% due mainly to 2001 net earnings being only partially offset by the payment of dividends to stockholders.

Material Commitments

Debt Agreements

      The Company has a $60.0 million Senior Note Agreement (the "Note Agreement") privately placed with two major insurance companies. The Note Agreement was entered into in June 1997. The notes issued pursuant to the Note Agreement mature over a ten-year period with an average maturity of seven years with annual principal payments beginning in 2001 and the final payment due in 2007. Interest on the notes is payable semi-annually, in June and December, at an average effective fixed rate of 7.46%. As of February 2, 2002, the outstanding principal balance due under the Note Agreement was $51.2 million.

      The Note Agreement contains a number of covenants imposing certain restrictions on our business. The most significant of these covenants require that:

- The ratio of consolidated debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") must be less than 300% of EBITDA;

- The ratio of consolidated earnings before interest, taxes, depreciation, amortization and lease rental expense ("EBITDAR") to fixed charges (income taxes, dividends, interest expense, current maturities of debt and lease expenses) must be greater than 200%, and

- The ratio of consolidated debt to consolidated capitalization must be less than 55%.

      In addition, the Company has a $30.0 million revolving credit facility (the "Revolving Facility") with two domestic banks entered into in June 2000. The Revolving Facility, which will expire in June of 2003, has a variable interest rate charged at either LIBOR or prime rate funds, with an applicable margin added. It is at the Company's discretion whether borrowings are under LIBOR or prime rate funds. A commitment fee of 0.200% to 0.375% per annum is payable on the unused portion of the Revolving Facility.

      As of February 2, 2002, there were no borrowings under the revolving credit facility other than the need to support the principal amount of $6.1 million in standby letters of credit outstanding at that date.

      The agreement governing our $30 million revolving credit facility contains the following significant covenants requiring that the Company maintain:

- Minimum consolidated EBITDA of $37 million during the four consecutive fiscal quarter periods ended February 2, 2002;

-     A ratio of EBITDAR to fixed charges of 1.15 to 1.00;

- A ratio of minimum consolidated debt to consolidated EBITDA of 1.75 to 1.00; and

- A minimum consolidated net worth of $50 million plus 50% of consolidated net income with no deduction for losses for each fiscal quarter.

      As of February 2, 2002, the Company was in compliance with all debt covenants as amended and, although dependent on attaining certain levels of operating performance and profitability in the future, anticipates complying with these covenants in the next year.

Operating Lease Commitments

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

Risk and Critical Accounting Policies

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

     Accounting policies are applied in financial reports subject to multiple sources of authoritative guidance. Certain of the policies established by accounting standards setters and regulators are currently under reexamination. Although no specific conclusions have been reached by these standard setters, the Company does not anticipate any changes in its application of accounting policies. See Part 8 as restated, Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, footnote 1, Summary of Accounting Policies, Business of the Company and Principles of Consolidation, which discloses accounting policies that are followed by the Company.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign exchange rates. The Company's debt obligations have primarily fixed interest rates; therefore, the Company's exposure to changes in interest rates is minimal. The Company's exposure to changes in foreign exchange rates relative to the Canadian operations is minimal, as these operations constitute only 7.3% of the Company's total assets and 7.1% of the Company's total sales.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)   INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                          PAGE
                                                          ----

      - Independent Auditors' Report                         35
      - Consolidated Balance Sheets as of
         February 2, 2002 and February 3, 2001            36-37
      - Consolidated Statements of Operations for
         the fiscal  years ended February 2, 2002,
         February 3, 2001 and  February 5, 2000           38-39
      - Consolidated Statements of Changes in
         Stockholders' Equity and Comprehensive
         Income for the fiscal years ended
         February 2, 2002 and February 3, 2001            40-42
      - Consolidated Statements of Cash Flows for
         the fiscal years ended February 2, 2002,
         February 3, 2001 and February 5, 2000            43-44
      - Notes to Consolidated Financial Statements        45-78

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

As discussed in Note 2 to the consolidated financial statements, the Company has restated the accompanying consolidated balance sheets as of February 3, 2001 and February 2, 2002, the related consolidated statements of operations for the years ended February 3, 2001 and February 2, 2002 and the related consolidated statements of stockholders' equity and comprehensive income, and cash flows for the years ended February 3, 2001 and February 2, 2002.

As also discussed in Note 2 to the consolidated financial statements, effective February 6, 2000, the Company changed its method of accounting for revenue recognition.

KPMG LLP


/s/  KPMG LLP
-------------------
St. Louis, Missouri

April 4, 2002, except for paragraph 3 of Note 4, which is as of April 12, 2002 and Note 2, which is as of May 7, 2003

CONSOLIDATED BALANCE SHEETS - ASSETS

(in thousands of dollars except share and per share amounts)

                                                      (RESTATED)     (RESTATED)
                                                      February 2,    February 3,
                                                          2002           2001
                                                      -----------    -----------
Current assets:
  Cash and cash equivalents                           $    46,555    $    38,820
  Receivables, less allowance
   of $25 and $254,
   respectively                                             5,421          6,450
  Inventories                                              12,920         14,287
  Prepaid expenses and other
    current assets                                          6,795          8,725
  Deferred tax assets                                       1,338          7,288
  Refundable income taxes                                   9,123             --
                                                      -----------    -----------
      Total current assets                                 82,152         75,570
                                                      -----------    -----------
Net property and equipment                                 63,708         72,603
Net assets of discontinued
 operations                                                    --         16,011
Assets of business transferred
 under contractual arrangements:
    Preferred Security                                     10,069             --
    Loan receivable                                         1,518             --
Other assets, net of
 amortization of $1,359 and
 $1,321, respectively                                      23,462         20,727
                                                      -----------    -----------
      Total assets                                    $   180,909    $   184,911
                                                      ===========    ===========

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS-LIABILITIES AND STOCKHOLDERS' EQUITY

(in thousands of dollars except share and per share amounts)

                                                 (RESTATED)      (RESTATED)
                                                 February 2,     February 3,
                                                     2002            2001
                                                 -----------     -----------
Current liabilities:
  Current maturities of long-term debt           $     8,580     $     8,580
  Accounts payable                                     9,741           9,388
  Accrued employment costs                            13,538          11,159
  Deferred revenue                                    26,953          28,735
  Sales taxes payable                                  2,816           2,799
  Accrued advertising expense                          1,384           1,328
  Accrued expenses and other
   liabilities                                         3,289           4,300
  Income taxes                                            --           1,067
                                                 -----------     -----------
      Total current liabilities                       66,301          67,356
                                                 -----------     -----------
Long-term debt                                        42,639          51,142
Other liabilities                                     10,686          11,670
Long-term deferred revenue                             5,891           4,607
Stockholders' equity:
  Preferred Stock, no par value,
   1,000,000 shares authorized, no
   shares issued and outstanding                          --              --
  Preferred Stock Series A, no par value                  --              --
  Common stock, $0.40 par value,
   50,000,000 shares authorized;
   18,201,743 and 17,885,645
   shares outstanding at
   Feb. 2, 2002 and Feb. 3, 2001,respectively          7,281           7,154
  Additional paid-in capital                          49,845          44,363
  Retained earnings                                  231,980         229,803
  Accumulated other comprehensive
   Income (loss)                                      (6,038)         (3,478)
                                                 -----------     -----------
                                                     283,068         277,842
  Treasury stock at cost,
   10,238,303 and 10,242,035
   shares at Feb. 2, 2002 and
   Feb. 3, 2001, respectively                       (227,642)       (227,699)
  Unamortized deferred
   compensation-restricted stock                         (34)             (7)
                                                 -----------     -----------
      Total stockholders' equity                      55,392          50,136
                                                 -----------     -----------
      Total liabilities and
      stockholders' equity                       $   180,909     $   184,911
                                                 ===========     ===========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of dollars except share and per share amounts)
Fifty-two weeks ended February 2, 2002, February 3, 2001 and February 5, 2000

                                      (RESTATED)    (RESTATED)
                                         2001          2000          1999
                                      ---------     ---------     ---------
Net sales                             $ 319,270     $ 319,973     $ 319,135
Costs and expenses:
 Cost of sales (exclusive of
  depreciation expense shown
  below)                                 41,513        39,123        41,604
Selling, administrative
  and general expenses                  236,135       230,656       244,069
Depreciation                             23,653        24,251        24,862
Amortization                                115           131         1,865
Executive management repositioning
 charges                                  5,640           175            --
                                      ---------     ---------     ---------
                                        307,056       294,336       312,400
                                      ---------     ---------     ---------
Income from operations                   12,214        25,637         6,735
Interest expense                          4,229         4,660         4,813
Interest income                           1,778         1,806         3,120
Other expense (income), net                (303)          (78)          124
                                      ---------     ---------     ---------
Earnings before income tax
 expense and cumulative effect of
 change in accounting principle          10,066        22,861         4,918
Income tax expense                        3,525         8,002         1,721
                                      ---------     ---------     ---------
Net earnings from continuing
 operations before cumulative
 effect of change in accounting
 principle                                6,541        14,859         3,197
                                      ---------     ---------     ---------
Cumulative effect of change in
 accounting principle, net of
 income tax benefit of $5,503                --       (10,219)           --
Net earnings from continuing
 operations                               6,541         4,640         3,197
Discontinued operations:
 Income from operations net of
  income tax expense of $86                  --            --           160
Loss on disposal, net of tax
 benefit of $2,213 and $3,548,
 respectively                                --        (4,110)       (6,589)
                                      ---------     ---------     ---------
Net loss from discontinued
 operations                                  --        (4,110)       (6,429)
                                      ---------     ---------     ---------

Net earnings (loss)                   $   6,541     $     530     $  (3,232)
                                      =========     =========     =========

See accompanying notes to consolidated financial statements.

(in thousands of dollars except share and per share amounts)
Fifty-two weeks ended February 2, 2002, February 3, 2001 and February 5, 2000

                             (RESTATED)    (RESTATED)
                                2001          2000           1999
                             ----------    ----------     ----------
Net earnings from
 continuing operations-
 diluted                     $     0.82    $     1.84     $     0.32
Cumulative effect of
 change in accounting
 principle                           --         (1.27)            --
Net loss from
 discontinued operations-
 diluted                             --         (0.51)         (0.64)
                             ----------    ----------     ----------
   Net earnings (loss)-
    diluted                  $     0.82    $     0.06     $    (0.32)
                             ==========    ==========     ==========
Net earnings from
 continuing operations-
 basic                       $     0.83    $     1.89     $     0.33
Cumulative effect of
 change in accounting
 principle                           --         (1.30)            --
Net loss from
 discontinued operations-
  basic                              --         (0.52)         (0.66)
                             ----------    ----------     ----------
Net earnings (loss)-basic    $     0.83    $     0.07     $    (0.33)
                             ==========    ==========     ==========
Weighted average number
 of common and common
 equivalent shares
 outstanding- diluted         7,938,915     8,074,860     10,009,518
                             ==========    ==========     ==========
Weighted average number
 of common and common
 equivalent shares
 outstanding- basic           7,840,612     7,861,046      9,669,504
                             ==========    ==========     ==========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(in thousands of dollars except share and per share amounts)
Fifty-two weeks ended February 5, 2000

                                                                          Accum                          Deferred
                                           Add'l                          other           Treasury       comp'n
                            Common         paid-in        Retained        comp'h          stock          restr'td
                            stock          capital        earnings        income          at cost        stock             Total
                            -----------    -----------    -----------     -----------     -----------    -----------    -----------
Balance at Feb.6, 1999      $     7,092    $    41,605    $   242,409     $    (3,363)    $  (171,184)   $       (43)   $   116,516
                            -----------    -----------    -----------     -----------     -----------    -----------    -----------
Issuance of common stock
  (94,195 shares)                    25          1,199             --              --              --            (15)         1,209
Comprehensive income
  Net loss                           --             --         (3,232)             --              --             --
  Foreign currency
      translation                    --             --             --             418                             --
   Comprehensive income              --             --             --              --              --             --         (2,814)
Dividends ($0.56 per
  common share)                      --             --         (5,438)             --              --             --         (5,438)
Purchase of treasury
  stock, at cost                     --             --             --              --         (28,242)            --        (28,242)
Amortization of deferred
  compensation-
  restricted stock                   --             --             --              --              --             26             26
                            -----------    -----------    -----------     -----------     -----------    -----------    -----------
Balance at Feb. 5, 2000     $     7,117    $    42,804    $   233,739     $    (2,945)    $  (199,426)   $       (32)   $    81,257
                            -----------    -----------    -----------     -----------     -----------    -----------    -----------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(in thousands of dollars except share and per share amounts)
Fifty-two weeks ended February 3, 2001

                                                                       Accum                       Deferred
                                            Add'l                      other         Treasury      comp'n
                               Common       paid-in      Retained      comp'h        stock         restr'td
                               stock        capital      earnings      income        at cost       stock           Total
                               ---------    ---------    ---------     ---------     ---------     ---------     ---------
Balance at Feb.5, 2000         $   7,117    $  42,804    $ 233,739     $  (2,945)    $(199,426)    $     (32)    $  81,257
                               ---------    ---------    ---------     ---------     ---------     ---------     ---------
Issuance of common stock
  (94,195 shares)                     37        1,559           --            --            --            --         1,596
Comprehensive income
  Net earnings, as restated           --           --          530            --            --            --
  Foreign currency
      translation,
      as restated                     --           --           --          (533)           --            --
     Comprehensive income,
     as restated                      --           --           --            --            --            --            (3)
Dividends ($0.56 per
  common share)                       --           --       (4,466)           --            --            --        (4,466)
Purchase of treasury
  stock, at cost                      --           --           --            --       (28,273)           --       (28,273)
Amortization of deferred
  compensation-
  restricted stock                    --           --           --            --            --            25            25
                               ---------    ---------    ---------     ---------     ---------     ---------     ---------
Balance at Feb. 3, 2001,
  as restated                  $   7,154    $  44,363    $ 229,803     $  (3,478)    $(227,699)    $      (7)    $  50,136
                               ---------    ---------    ---------     ---------     ---------     ---------     ---------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (continued)

(in thousands of dollars except share and per share amounts)
Fifty-two weeks ended February 2, 2002

                                                                           Accum                       Deferred
                                                Add'l                      other         Treasury      comp'n
                                   Common       paid-in      Retained      comp'h        stock         restr'td
                                   stock        capital      earnings      income        at cost       stock           Total
                                   ---------    ---------    ---------     ---------     ---------     ---------     ---------
Balance at Feb. 3, 2001,
  as restated                      $   7,154    $  44,363    $ 229,803     $  (3,478)    $(227,699)    $      (7)    $  50,136
                                   ---------    ---------    ---------     ---------     ---------     ---------     ---------
Issuance of common stock
  (316,098 shares)                       127        5,482           --            --            --           (36)        5,573
Comprehensive income
  Net earnings, as restated               --           --        6,541            --            --            --
  Foreign currency
      Translation,as restated             --           --           --          (808)           --            --
  Pension benefit costs                   --           --           --        (1,752)           --            --
    Comprehensive income,
     as restated                          --           --           --            --            --            --         3,981
Dividends ($0.56 per
  common share)                           --           --       (4,364)           --            --            --        (4,364)
Issuance of treasury
  stock, at cost                          --           --           --            --            57            --            57
Amortization of deferred
  compensation-
  restricted stock                        --           --           --            --            --             9             9
                                   ---------    ---------    ---------     ---------     ---------     ---------     ---------
Balance at Feb. 2, 2002,
  as restated                      $   7,281    $  49,845    $ 231,980     $  (6,038)    $(227,642)    $     (34)    $  55,392
                                   ---------    ---------    ---------     ---------     ---------     ---------     ---------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands of dollars)

Fifty-two weeks ended February 2, 2002, February 3, 2001, and February 5, 2000

RECONCILIATION OF NET EARNINGS TO CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES

                                          (RESTATED)   (RESTATED)
                                             2001         2000         1999
                                          ----------   ----------   ----------
Net earnings from continuing
  operations                              $    6,541   $    4,640   $    3,197
Adjustments for items not
  requiring cash:
  Depreciation and amortization               23,768       24,382       26,727
  Deferred income taxes                        5,617       (7,009)     (11,468)
  Deferred revenue                              (494)      18,177        9,212
  Amortization of noncompete
    agreement                                     --           --       (3,228)
  Other                                       (2,380)       1,814          725
Decrease (increase) in current assets:
  Receivables and inventories                  2,396          799         (116)
  Refundable income taxes                     (4,698)          --           --
  Prepaid expenses and other
    current assets                             1,738          317           36
Increase (decrease) in current
  liabilities:
  Accounts payable, accrued
    expenses and other liabilities             1,794         (639)         319
  Income taxes                                (5,492)      (3,835)       5,744
                                          ----------   ----------   ----------
Cash flows from continuing
  operations                                  28,790       38,646       31,148
Cash flows from discontinued
  operations                                      --         (793)        (844)
                                          ----------   ----------   ----------
Cash flows provided by operating
  activities                              $   28,790   $   37,853   $   30,304
                                          ==========   ==========   ==========

See accompanying notes to consolidated financial statements.

(in thousands of dollars) Fifty-two weeks ended February 2, 2002, February 3, 2001 and February 5, 2000

                                              2001         2000         1999
                                            --------     --------     --------
Cash flows provided by operating
 activities                                 $ 28,790     $ 37,853     $ 30,304
                                            --------     --------     --------
Cash flows used in financing activities:
 Repayment of long-term obligations           (8,580)          --           --
 Issuance of common stock to
  employee stock plans                         5,609        1,596        1,224
 Cash dividends                               (4,364)      (4,466)      (5,438)
 Issuance of treasury stock                       62           --           --
 Purchase of treasury stock                       (5)     (28,273)     (28,242)
                                            --------     --------     --------
   Cash flows used in financing
    activities                                (7,278)     (31,143)     (32,456)
                                            --------     --------     --------
Cash flows provided by (used in)
 investing activities:
 Additions to property and equipment         (14,759)     (10,795)     (24,549)
 Change in assets of business
  transferred under contractual
  arrangements                                 3,028           --           --
 Purchase of long-term investment
   for Rabbi Trust                            (1,776)      (6,419)          --
                                            --------     --------     --------
   Cash flows used in investing
    activities                               (13,507)     (17,214)     (24,549)
                                            --------     --------     --------
Effect of exchange rate changes
  on cash and cash equivalents                  (270)        (222)         247
                                            --------     --------     --------
Net increase (decrease) in cash
  and cash equivalents                         7,735      (10,726)     (26,454)
Cash and cash equivalents at
  beginning of year                           38,820       49,546       76,000
                                            --------     --------     --------
Cash and cash equivalents at
  end of year                               $ 46,555     $ 38,820     $ 49,546
                                            ========     ========     ========
Supplemental cash flow information:
 Interest paid                              $  4,242     $  4,582     $  4,476
                                            ========     ========     ========
 Income taxes paid                          $  7,350     $ 12,279     $  7,342
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

            The Technology Development segment operates an internet- based and mail order photofinishing business under the name searsphoto.com and offers software programs primarily for the retail service industry use, software consulting and custom software development under the name Centrics Technology, Inc.

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

      Inventories

            Inventories are comprised of raw material inventories of film, paper, chemicals and are stated at the lower of cost or market, with cost of the majority of inventories being determined by the first-in, first-out
      (FIFO) method and the remainder by the last-in, first-out (LIFO) method. Costs incurred relating to portraits processed, or in-process, are inventoried and expensed and the related sales revenue is recognized.

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

      Revenue Recognition

            Effective for fiscal 2000, the Company changed its method of recognizing revenues related to portrait-related sales and fees received in connection with its customer loyalty program (Smile Savers Plan(R)) to be consistent with the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements".

            Revenues from portrait-related sales are now recognized when the portraits are delivered to the customer. Previously, such revenues were recognized at the time the customer approved photographic proofs and made a firm commitment for a portrait order.

            The Company offers a customer loyalty program (Smile Savers Plan(R)) whereby a customer pays a one-time fee and in return pays no sitting fees for unlimited portrait sessions over the twenty-four month period covered by the program. The entire Smile Savers Plan(R) fee received is deferred and amortized into revenues on a straight-line basis over the twenty-four month period of the customer's program. Previously, the Company recognized an amount of the fee equal to its published sitting fee upfront at the time of the initial sitting. The remainder of the Smile Savers Plan(R) fee was recognized ratably over the twenty-four month period.

            The Company's change in method for revenue recognition, to be consistent with SAB 101, was to record a $10.2 million cumulative effect of change in accounting principle in the accompanying statement of operations.

            Technology Development revenue is recognized when earned in compliance with SOP 97-2, which provides guidance for recognizing revenue on software transactions.

      Stock-based Compensation Plans

            The Company records compensation expense for its stock- based employee compensation plans in accordance with the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Intrinsic value is the amount by which the market price of the underlying stock exceeds the exercise price of the stock option or award on the measurement date, generally the date of grant.

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

2.    RESTATEMENT OF FINANCIAL STATEMENTS

      Effective for fiscal year 2000, the Company changed its policy for recognizing both portrait studio revenues and fees received under its customer loyalty program to be consistent with the SEC Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". As a result, certain information in the accompanying consolidated financial statements has been restated.

      Portrait studio revenues are now recognized upon delivery of the portraits to the customer. Costs incurred relating to portraits processed, or in-process, are deferred and expensed when the related sales revenue is recognized. Previously, portrait studio revenues were recognized at the time the customer approved the photographic proofs and made a firm commitment for a portrait order, at the conclusion of the photographic session. At that same time, all remaining costs to be incurred in the processing and delivery of the portraits were accrued. The effect of the change is to defer the recognition of portrait studio revenues approximately three weeks from the date of the portrait session to allow for processing and delivery of the related portraits. The cumulative effect of the change in accounting principle on years prior to fiscal 2000 resulted in an after-tax adjustment to earnings of $3.4 million, which has been reflected in the results of operations for the year ended February 3, 2001. The Company recognized $10.3 million of pre-tax revenues in fiscal 2000 that were included in the cumulative effect adjustment.

      The Company changed its method of recognizing customer loyalty program fees (Smile Savers Plan(R) fees) to defer the entire amount of the fee received and amortize it into revenues on a straight-line basis over the twenty-four month period of the customer's program. Previously, the Company allocated an amount of the fee equal to published sitting fees to the initial sitting and recognized that amount upfront at the time of the initial sitting. The remainder of the Smile Savers Plan(R) fee not recognized at the time of the initial sitting under the plan was deferred and recognized as revenue on a straight-line basis over the remaining twenty-four month period of the plan. The cumulative effect of this change in accounting principle on years prior to fiscal 2000 resulted in an after-tax adjustment to earnings of $6.8 million, which has been reflected in the results of operations for the year ended February 3, 2001. The Company recognized $4.5 million and $7.8 million of pre-tax revenues in fiscal 2001 and 2000, respectively, that were included in the cumulative effect adjustment.

      Additionally, the Company reclassified certain management repositioning costs totaling $4.5 million and $175,000, originally recorded in fiscal years 2001 and 2000, as a component of Other Expenses, below Income from Operations, to a separate line entitled "Executive Management Repositioning Costs", a component of operating income.

      The following tables reflect the specific line item impact of the aforementioned restatements, including related changes to the Company's allowance for doubtful accounts, foreign currency translation adjustments and income taxes, by comparing applicable restated amounts with those amounts originally reported. The restatements had no net impact on our cash flows from operations, investing or financing activities.

                                                                FISCAL                          FISCAL
                                                                 2000                            2001
                                                      ---------------------------     ---------------------------
                                                       Restated        Orig Rptd       Restated        Orig Rptd
                                                      -----------     -----------     -----------     -----------
Net sales                                             $   319,973     $   320,380     $   319,270     $   318,884
Costs and expenses:
 Cost of sales (exclusive of depreciation
  expense)                                                 39,123          39,118          41,513          41,679
 Selling, administrative and general expenses             230,656         230,755         236,135         237,339
 Executive management repositioning costs                     175              --           5,640              --
 Income from operations                                    25,637          26,125          12,214          16,098
 Other expense (income), net                                  (78)             95            (303)          4,182
Earnings before income tax expense and
 cumulative effect of change in accounting
 principle                                                 22,861          23,176          10,066           9,465
Income tax expense                                          8,002           8,112           3,525           3,313
Net earnings from continuing operations before
 cumulative effect of change in accounting
 principle                                                 14,859          15,064           6,541           6,152
Cumulative effect of change in accounting
 principle, net of income tax benefit                     (10,219)             --              --              --
Net earnings from continuing operations                     4,640          15,064           6,541           6,152
Net earnings                                                  530          10,954           6,541           6,152
                                                      ===========     ===========     ===========     ===========
Per share data:
 Net earnings from continuing operations-diluted $           1.84     $      1.87     $      0.82     $      0.77
 Cumulative effect of change in accounting
  principle                                                 (1.27)             --              --              --
 Net loss from discontinued operations-diluted              (0.51)          (0.51)             --              --
 Net earnings (loss)- diluted                                0.06            1.36            0.82            0.77
                                                      ===========     ===========     ===========     ===========
Weighted average number of common and common
 equivalent shares outstanding-diluted                  8,074,860       8,074,860       7,938,915       7,938,915
                                                      ===========     ===========     ===========     ===========

                                                      FISCAL                      FISCAL
                                                       2000                        2001
                                              -----------------------     -----------------------
                                              Restated      Orig Rptd     Restated      Orig Rptd
                                              ---------     ---------     ---------     ---------
BALANCE SHEET DATA:
ASSETS:
 Receivables, less allowance                  $   6,450     $   9,306     $   5,421     $   8,417
 Inventories                                     14,287        10,997        12,920         9,510
 Prepaid expenses and other current assets        8,725         6,013         6,795         4,178
 Deferred tax assets                              7,288         5,266         1,338            --
 Total current assets                            75,570        70,402        82,152        77,783
 Other assets, net of amortization               20,727        16,896        23,462        19,645
 Total assets                                   184,911       175,912       180,909       172,723
                                              =========     =========     =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
 Deferred revenue                                28,735        10,192        26,953         9,529
 Accrued expenses and other liabilities           4,300         5,049         3,289         4,134
 Deferred taxes                                   1,067         1,067            --           573
 Total current liabilities                       67,356        49,562        66,301        50,295
 Long-term deferred revenue                       4,607         2,966         5,891         3,677
 Retained earnings                              229,803       240,227       231,980       242,015
 Accumulated other comprehensive income          (3,478)       (3,466)       (6,038)       (6,039)
Total stockholders' equity                       50,136        60,572        55,392        65,426
Total liabilities and stockholders' equity    $ 184,911     $ 175,912     $ 180,909     $ 172,723
                                              =========     =========     =========     =========

3.    PROPERTY AND EQUIPMENT

            The following table reflects the components of net property and equipment as of fiscal year-end 2001 and 2000:

PROPERTY AND EQUIPMENT  (in thousands of dollars)

                                     Feb. 2, 2002      Feb. 3, 2001
                                     ------------      ------------
Land and land improvements             $  2,803          $  2,803
Building improvements                    26,514            26,398
Leasehold improvements                   12,547            12,782
Furniture and fixtures                   58,110            52,976
Machinery and equipment                 126,005           122,707
Software                                 23,580            19,762
                                       --------          --------
                                        249,559           237,428
Less accumulated depreciation           185,851           164,825
                                       --------          --------
Net property and equipment             $ 63,708          $ 72,603
                                       ========          ========

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

      Rental expense during 2001, 2000, and 1999 on all operating leases was $3.9 million, $3.9 million, and $4.9million, respectively.

4.    DISCONTINUED OPERATIONS AND SUPPLEMENTAL CASH FLOW INFORMATION

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

      In July 2001, the Company announced it provided TRU Retail with a $6.4 million revolving line of credit (the "Revolver"). (See also MD&A) The Company elected to provide a revolving line of credit to TRU Retail because it believed a third party commercial lender would have imposed certain restrictions on the amount of cash TRU Retail could use to pay dividends on and redeem shares of the preferred stock. The Company did not want to be in a subordinate position to another lender, in part because the Company is the guarantor of certain retail store leases that TRU Retail assumed (see below). The Revolver is fully collateralized by the assets of TRU Retail, expires on July 26, 2004, has interest charged at 1.0% over prime, and has a commitment fee of 0.5% per annum payable on the unused portion of the Revolver. The Revolver also requires TRU Retail to maintain certain financial ratios and comply with certain restrictive covenants. The Revolver is held as a long-term asset on the Company's balance sheet captioned "Assets of business transferred under contractual arrangements:
Loan Receivable." At the end of 2001, TRU Retail had net borrowings of $1.5 million under the Revolver and the Company had recorded $120,000 in interest income in 2001 in connection with the Revolver.

      The Company also announced in July 2001 that the sale of the Wall Decor segment had been completed to TRU Retail for $16.0 million, which included the receipt of $11.0 million in a Preferred Security of TRU Retail, approximately $4.0 million in cash, other consideration netting to $1.0 million and the assumption of certain liabilities including the ongoing guarantee of certain operating real estate leases. To effect the closing of the transaction, TRU Retail drew approximately $3.6 million on the Revolver.

      Although the legal transfer of the ownership was completed in July 2001, for accounting purposes, the Preferred Security, which has a mandatory redemption in January 2012 and pays 9% income annually, is classified as a long-term asset under the caption " Assets of business transferred under contractual arrangements: Preferred Security" on the Company's balance sheet. In addition, although $11.0 million in a Preferred Security was received in July 2001, in January 2002, TRU Retail completed an optional redemption of $1.0 million of the Preferred Security, resulting in the Company holding $10.0 million in a Preferred Security at the end of 2001. The Company has also recorded income from the Preferred Security of $529,000 to reflect TRU Retail's payment in January 2002 of interest income of $460,000 and $69,000 in accrued income at year-end. In assessing the recoverability of its recorded investment in the Preferred Security, the Company reviews whether events or changes in circumstances indicate that the carrying value may not be recoverable. This review includes an analysis of the current operating performance of Prints Plus, including the amounts of free cash flow being generated providing for interest and debt service as well as their compliance with all the performance standards included within the covenants of the Preferred Security. Based on this review, no valuation allowance is deemed necessary at February 2, 2002.

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

      In January 2002, TRU Retail, Inc. notified the Company that it had been merged into Prints Plus, Inc. In future financial reporting of the Company, reference to "Prints Plus, Inc." will include its predecessor legal entity, TRU Retail, Inc. For comparative purposes, the following information is provided for 2000 and 1999 for the discontinued operations:

                                              2000           1999
                                            --------       --------
                                           (in thousands of dollars)

Net sales of discontinued operations        $ 64,998       $ 63,676
                                            ========       ========
Operating income (loss) from
  discontinued operations                   $     (6)      $    246
Tax expense (benefit)                             (2)            86
                                            --------       --------
                                                  (4)           160
                                            --------       --------
Asset writedown                               (8,718)        (7,736)
Adjustment *                                   2,401         (2,401)
Tax benefit                                    2,211          3,548
                                            --------       --------
Net earnings (loss) from
  discontinued operations                   $ (4,110)      $ (6,429)
                                            ========       ========

*     Anticipated losses for first half of 2000 recorded in 1999.

SUPPLEMENTAL CASH FLOW INFORMATION FROM DISCONTINUED OPERATIONS
(in thousands of dollars)


                                               2000           1999
                                               ----           ----
Earnings (loss) from discontinued
 operations, net of income tax
 expense (benefit) of $(2,213) and
 ($3,462), respectively                      $ (4,110)      $ (6,429)
Adjustments for items not requiring
 cash:
  Depreciation and amortization                 4,826          4,869
  Other                                           (88)            63
Decrease (increase) in current assets:
  Cash and cash equivalents                        --         (1,661)
  Receivables and inventories                     (72)          (958)
  Prepaid expenses and other current
   assets                                         (40)          (212)
Assets in excess of consideration
   received                                     8,719          7,911
Estimated net operating loss and
 reserve for costs associated with sale
 of Prints Plus                                (1,561)         2,226
Increase (decrease) in current
 liabilities:
  Accounts payable, accrued expenses
   and other liabilities                       (2,790)          (514)
  Deferred tax benefit                         (3,052)        (3,548)
  Capital expenditures                         (2,625)        (2,591)
                                             --------       --------
Cash flows from discontinued operations      $   (793)      $   (844)
                                             ========       ========

COMPONENTS OF NET ASSETS OF DISCONTINUED OPERATIONS
(in thousands of dollars)

                            Feb. 3, 2001
                            ------------
Current assets                $13,013
Property and equipment          6,607
Liabilities                     3,609
                              -------
Net assets from
 discontinued operations      $16,011
                              =======

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

      There were no borrowings outstanding at February 2, 2002 or February 3, 2001 under the Revolving Facility.

      As of February 2, 2002, the Company had outstanding letters of credit for the principal amount of $6.1 million.

DEBT OBLIGATIONS OUTSTANDING  (in thousands of dollars)

                                    Feb. 2, 2002   Feb. 3, 2001
                                    ------------   ------------
Senior notes, net of unamortized
 issuance costs                        $51,219       $59,715
Notes payable                               --             7
                                       -------       -------
                                        51,219        59,722
Less: current maturity                   8,580         8,580
                                       -------       -------
                                       $42,639       $51,142
                                       =======       =======

AGGREGATE LONG-TERM DEBT MATURITIES AS OF FEBRUARY 2, 2002
(in thousands of dollars)

Fiscal Year
-----------
2002                           $  8,580
2003                              8,580
2004                              8,580
2005                              8,580
2006                              8,580
2007                              8,520
                               --------
                                 51,420
Unamortized issuance costs         (201)
                               --------
                               $ 51,219
                               ========

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

EARNINGS (LOSS) BEFORE INCOME TAXES BY U.S. AND CANADIAN SOURCES
(in thousands of dollars)

             (RESTATED)        (RESTATED)
                2001              2000              1999
             ----------        ----------        ----------
U.S.         $   11,588        $   17,895        $   (2,723)
Canada           (1,522)           (1,357)           (2,250)
             ----------        ----------        ----------
             $   10,066        $   16,538        $   (4,973)
             ==========        ==========        ==========


COMPONENTS OF INCOME TAXES  (in thousands of dollars)

                         (RESTATED)        (RESTATED)
                            2001              2000              1999
                         ----------        ----------        ----------
Current:
 Federal                 $   (1,428)       $    7,043        $    8,096
 State and local               (509)            1,612             1,262
 Canada                        (155)              231               369
                         ----------        ----------        ----------
                             (2,092)            8,886             9,727
Deferred                      5,617            (3,097)          (11,468)
                         ----------        ----------        ----------
                         $    3,525        $    5,789        $   (1,741)
                         ==========        ==========        ==========

RECONCILIATION BETWEEN INCOME TAXES  (in thousands of dollars)

                                      (RESTATED)     (RESTATED)
                                         2001           2000          1999
                                      ----------     ----------    ----------
Taxes at U.S. federal corporate
 statutory rate                       $    3,525     $    5,789    $   (1,741)
State and local income taxes,
 net of federal tax benefit                  202            388           467
Stock options                               (294)           (49)         (217)
Other                                         92           (339)         (250)
                                      ----------     ----------    ----------
                                      $    3,525     $    5,789    $   (1,741)
                                      ==========     ==========    ==========

SOURCES OF TAX EFFECTS (in thousands of dollars)

                                                 (RESTATED)        (RESTATED)
                                                 February 2,       February 3,
                                                    2002              2001
                                                 -----------       -----------
Deferred tax assets:
  Deferred compensation and other
    employee benefits                            $      983        $    1,358
  Expense accruals                                    1,764             1,795
  Allowance for doubtful accounts                        94                71
  Reserve for discontinued operations                   468             6,259
  Net Canadian operating loss carryforward            2,422             2,102
  Deferred revenue                                    7,364             7,406
                                                 ----------        ----------
    Total deferred tax assets                        13,095            18,991
                                                 ----------        ----------
Deferred tax liabilities:
  Property and equipment                             (5,944)           (6,509)
  Revenue recognition                                  (116)               29
  Employee pension plan                                (871)             (729)
  Other                                                 (84)              (85)
                                                 ----------        ----------
    Total deferred tax liabilities                   (7,015)           (7,294)
                                                 ----------        ----------
    Net deferred tax asset                       $    6,080        $   11,697
                                                 ==========        ==========
Current deferred income taxes                    $    1,338        $    7,288
                                                 ==========        ==========
Long-term deferred income taxes                  $    4,742        $    4,409
                                                 ==========        ==========

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

NET PERIODIC PENSION BENEFIT COSTS  (in thousands of dollars)

                                                 Pension Benefits
                                         ---------------------------------
                                           2001         2000         1999
                                         -------      -------      -------
Service cost                             $ 1,252      $ 1,153      $ 1,207
Interest cost                              2,264        2,008        1,896
Expected return on plan assets            (2,810)      (2,697)      (2,513)
Amortization of transition obligation          3            3            3
Amortization of prior service cost           412          306          307
Amortization of net (gain) or loss            --          (91)          --
                                         -------      -------      -------
Net periodic pension expense             $ 1,121      $   682      $   900
                                         =======      =======      =======

ASSUMPTIONS ON FUNDED STATUS
                                            2001         2000         1999
                                         -------      -------      -------
Discount rate (weighted average)             7.0%        7.25%         7.5%
Expected return on plan assets               9.0%         9.0%         9.0%
Rate of compensation increase                4.0%         4.5%        4.75%

RECONCILIATION OF BENEFIT OBLIGATIONS, PLAN ASSETS, AND FUNDED STATUS (in thousands of dollars)

                                                2001         2000
                                              --------     --------
CHANGE IN BENEFIT OBLIGATION
  Beginning benefit obligation                $ 30,698     $ 26,400
                                              --------     --------
  Service cost                                   1,252        1,153
  Interest cost                                  2,264        2,008
  Actuarial (gains) or losses                    1,248        2,316
  Benefits paid                                 (1,448)      (1,179)
  Plan amendments*                               1,051           --
                                              --------     --------
    Ending benefit obligation                 $ 35,065     $ 30,698
                                              ========     ========
CHANGE IN PLAN ASSETS
  Beginning fair value of plan assets         $ 29,365     $ 30,609
                                              --------     --------
  Actual return on plan assets                    (707)         (65)
  Employer contributions                         1,007           --
  Benefits paid                                 (1,448)      (1,179)
                                              --------     --------
    Ending fair value of assets               $ 28,217     $ 29,365
                                              ========     ========
  Funded status                               $ (6,848)    $ (1,333)
  Unrecognized transition obligation                --            3
  Unrecognized prior service costs               2,791        2,152
  Unrecognized net actuarial(gain) or loss       4,945          179
  Fourth quarter contribution                    3,347           --
                                              --------     --------
    Benefit cost recognized                   $  4,235     $  1,001
                                              ========     ========

Amounts recognized in the consolidated
  balance sheets of the Company:
    Prepaid pension assets (included
     in other assets)                         $     --     $  1,001
    Accrued benefit liability (included
     in accrued expenses and other
     liabilities)                                 (319)          --
    Accumulated other comprehensive income       1,762           --
    Intangible asset (included in other
     assets                                      2,792           --
                                              --------     --------
     Benefit cost recognized                  $  4,235     $  1,001
                                              ========     ========

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

PLAN STATUS  (in thousands of dollars)

                                      February 2,      February 3,
                                          2002             2001
                                      -----------      -----------
Present value of accumulated post-
  retirement benefit obligations      $     8,326      $     9,773
Unrecognized transition obligation           (817)          (2,168)
                                      -----------      -----------
Accrued post-retirement benefit
  obligation                          $     7,509      $     7,605
                                      ===========      ===========

Discount rate used                            7.0%            7.25%
                                      ===========      ===========

      In 2000, the Company established a Rabbi Trust (the "Trust") with an initial cash contribution of $6.4 million in cash and certain company-owned life insurance policies to fund the supplementary retirement benefit plan for certain key executives. Plan assets amounted to $14.4 million on February 2, 2002. The Trust is classified as a long-term other asset on the Company's balance sheet.

9. STOCK-BASED COMPENSATION PLANS

      The Company currently offers eight stock-based compensation plans. Expenses recognized for 2001, 2000, and 1999 with respect to all eight stock-based plans were:

             Plan *                 2001       2000      1999
-------------------------------    ------     ------    ------
                                    (in thousands of dollars)

Profit Sharing                     $  689     $  515    $  644
Deferred Compensation and Stock
  Appreciation Rights                 149         88        35
Restricted Stock                        9         24        26
Stock-Bonus                           (64)       180       (15)
                                   ------     ------    ------
                                   $  783     $  807    $  690
                                   ======     ======    ======

* No expense was recognized for the Stock-Option, Voluntary Stock- Option, Key Executive Deferred Compensation or Centrics Stock Option plans.

      Further, except for the Restricted Stock liability, which is shown as a component of stockholder's equity, as of the fiscal year-end 2001, 2000 and 1999, the following liabilities were included as components of other liabilities:

                             February 2,    February 3,    February 5,
          Plan*                  2002           2001           2000
-------------------------    -----------    -----------    -----------
                                     (in thousands of dollars)

Profit Sharing               $       702    $       594    $       703
Deferred Compensation
 and Stock Appreciation
 Rights                            1,928          2,701          2,817
Stock-Bonus                          235            418            429
                             -----------    -----------    -----------
   Total liability           $     2,865    $     3,713    $     3,949
                             ===========    ===========    ===========

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
            =========

*     Weighted average remaining contractual life in years

TOTAL EXERCISABLE CPI CORP. STOCK OPTIONS -- YEAR-END 2001

                 Number of      Per Share     Weighted
                  Shares      Option Price      Price*
                 ---------    -------------   --------
                  405,901     $13.88-$27.13   $ 21.11
                  365,000     $30.00-$35.00   $ 32.50
                 --------
Total             770,901
                 ========

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
                                     =========      ========

OPTIONS AWARDED UNDER THE CPI CORP. STOCK OPTION PLAN - 2000

                                      Number        Weighted
                                        of          Average
                                      Shares         Price
                                     ---------      --------
Outstanding at beginning of year     1,010,746      $ 25.25
Granted                                  3,216        24.88
Cancelled                                   --           --
Exercised                              (57,816)       14.82
                                     ---------      -------
At end of year:
  Total outstanding                    956,146      $ 25.88
                                     =========      =======
  Total exercisable                    688,977      $ 25.98
                                     =========      =======

OPTIONS AWARDED UNDER THE CPI CORP. STOCK OPTION PLAN - 1999

                                       Number       Weighted
                                         of         Average
                                       Shares        Price
                                     ----------     --------
Outstanding at beginning of year       973,109      $ 24.82
Granted                                 75,369        27.12
Cancelled                               (2,313)       25.94
Exercised                              (35,419)       17.39
                                     ---------      -------
At end of year:
  Total outstanding                  1,010,746      $ 25.25
                                     =========      =======
  Total exercisable                    719,633      $ 25.13
                                     =========      =======

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

      The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 2001, 2000 and 1999 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per common share would have been:

EARNINGS AND EARNINGS PER SHARE (in thousands of dollars except per share amounts)

                           (RESTATED)     (RESTATED)
                               2001           2000           1999
Net earnings (loss):
  as reported              $     6,541    $       530    $    (3,232)
                           ===========    ===========    ===========
  pro forma                $     6,353    $       416    $    (3,380)
                           ===========    ===========    ===========
Diluted earnings (loss)
  per common share:
    as reported            $      0.82    $      0.06    $     (0.32)
                           ===========    ===========    ===========
    pro forma              $      0.80    $      0.05    $     (0.34)
                           ===========    ===========    ===========
Basic earnings (loss)
  per common share:
    as reported            $      0.83    $      0.07    $     (0.33)
                           ===========    ===========    ===========
    pro forma              $      0.81    $      0.05    $     (0.35)
                           ===========    ===========    ===========

      Restricted Stock Plan

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

Profit Sharing Plan

      Under the Company's profit-sharing plan, as amended and restated, eligible employees may elect to invest from 1% to 15% of their base compensation in a trust fund, the assets of which are invested in securities other than Company stock. The Company matches at 50% of the employee's investment contributions, up to a maximum of 5% of the employee's compensation, as long as the Company remains profitable. The Company's matching contributions are made in shares of its common stock, which vest 100% once an employee has five years of service with the Company. The difference between the market value of forfeited shares at the dates of their original contribution and their market value at the dates used to satisfy subsequent requirements has been charged to expense, with a corresponding credit to additional paid-in capital. Expenses related to the profit-sharing plan are accrued in the year to which the awards relate, based on the fair market value of the Company's common stock to be issued, determined as of the date earned. The Company provided 32,624, 25,753 and 27,720 shares to satisfy its obligations under the plan for 2001, 2000 and 1999, respectively.

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

10.   STOCK REPURCHASE PLAN

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

11.   STOCKHOLDER RIGHTS PLAN

      In 2000, the Board of Directors renewed its Stockholders Rights Plan ("Rights Plan") under which holders of CPI Corp. common stock after March 2000 are granted a dividend distribution of one right ( a "Right") for each share of Company common stock held. Each Right entitles stockholders to buy one one-hundredth of a share of Series A Participating Preferred Stock of the Company at an exercise price of $96.00. Each preferred share fraction is designed to be equivalent in voting and dividend rights to one share of common stock.

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

12.   INDUSTRY SEGMENT INFORMATION

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

GEOGRAPHIC FINANCIAL INFORMATION  (in thousands of dollars)

                        (RESTATED)      (RESTATED)
                           2001            2000            1999
                        ----------      ----------      ----------
NET SALES*:
 United States          $  296,565      $  296,623      $  297,206
 Canada                     22,705          23,350          21,929
                        ----------      ----------      ----------
                        $  319,270      $  319,973      $  319,135
                        ==========      ==========      ==========
LONG-LIVED ASSETS:
 United States          $   93,874      $   87,793      $   90,615
 Canada                      4,883           5,537           4,007
                        ----------      ----------      ----------
                        $   98,757      $   93,330      $   94,622
                        ==========      ==========      ==========

*     Net sales are attributed to countries based on location.

SELECTED INDUSTRY SEGMENT INFORMATION  (in thousands of dollars)

                                   (RESTATED)       (RESTATED)
                                      2001             2000             1999
NET SALES
 Portrait Studio                   $  318,862       $  319,085       $  319,065
 Technology Development                 3,034              888               70
 Intersegment sales                    (2,626)              --               --
                                   ----------       ----------       ----------
                                   $  319,270       $  319,973       $  319,135
                                   ==========       ==========       ==========
INCOME FROM OPERATIONS
 Portrait Studio operating
  earnings                         $   32,645       $   42,584       $   22,924
 Technology Development
  operating earnings                   (1,734)          (1,066)          (1,680)
 Corporate expenses                   (18,697)         (15,881)         (14,509)
                                   ----------       ----------       ----------
                                   $   12,214       $   25,637       $    6,735
                                   ==========       ==========       ==========
SEGMENT ASSETS
 Portrait Studio                   $   83,225       $   91,860       $   98,188
 Technology Development                 1,247              348               --
 Corporate cash and cash
  equivalents                          46,555           38,820           49,546
 Corporate other                       49,882           37,872           28,352
 Net assets of discontinued
  operations*                              --           16,011           23,177
                                   ----------       ----------       ----------
                                   $  180,909       $  184,911       $  199,263
                                   ==========       ==========       ==========
DEPRECIATION AND AMORTIZATION
 Portrait Studio                   $   20,542       $   21,284       $   23,885
 Technology Development                   161               21               --
 Corporate                              3,065            3,077            2,842
                                   ----------       ----------       ----------
                                   $   23,768       $   24,382       $   26,727
                                   ==========       ==========       ==========
CAPITAL EXPENDITURES
 Portrait Studio                   $   13,037       $    7,707       $   23,130
 Technology Development                   990              330               --
 Corporate                                937            3,716            2,314
 Disposals                               (205)            (958)            (895)
                                   ----------       ----------       ----------
                                   $   14,759       $   10,795       $   24,549
                                   ==========       ==========       ==========

* See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, 2. DISCONTINUED OPERATIONS AND SUPPLEMENTAL CASH FLOW INFORMATION" for more information.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (in thousands of dollars except share and per share amounts) FISCAL 2001

                                -----------------------  -----------------------   -----------------------   -----------------------
                                         1Q                       2Q                         3Q                        4Q
                                    Apr. 28, 2001             Jul.21, 2001              Nov. 10, 2001             Feb. 02, 2002
                                                Orig                     Orig                      Orig                      Orig
                                 Restated     Reported    Restated     Reported     Restated     Reported     Restated     Reported
                                ----------   ----------  ----------   ----------   ----------   ----------   ----------   ----------
Net sales                       $   62,176   $   65,026  $   60,291   $   59,071   $   86,357   $   96,872   $  110,446   $   97,915
Cost and expenses:
Cost of sales (exclusive of
 depreciation expense)               7,750        8,190       8,072        8,447       11,042       12,774       14,649       12,268
Selling, administrative and
 general expenses                   48,151       48,937      46,252       46,067       72,246       75,749       69,487       66,586
Executive management
 repositioning costs                 1,733           --          --           --          480           --        3,427           --
Income (loss) from
 operations                           (960)       2,397         416         (994)      (4,658)       1,102       17,415       13,593
Interest income                        429          429         264          264          619          619          465          465
Other expense (income), net            (40)       1,693         (14)         (14)         372          372         (622)       2,131
Earnings (loss) before
 income tax expense and
 cumulative effect of change
 in accounting principle            (1,560)          64        (313)      (1,723)      (5,639)         121       17,578       11,003
Income tax expense (benefit)          (545)          23        (109)        (603)      (2,046)         (32)       6,225        3,925
Net earnings (loss) from
 continuing operations before
 cumulative effect of change
 in accounting principle            (1,015)          41        (204)      (1,120)      (3,593)         153       11,353        7,078
Cumulative effect of change in
 accounting principle, net
 of income tax benefit                  --           --          --           --           --           --           --           --
Net earnings (loss)             $   (1,015)          41        (204)      (1,120)      (3,593)         153       11,353        7,078
                                ==========   ==========  ==========   ==========   ==========   ==========   ==========   ==========
Per share data:
Net earnings (loss) per
 share-diluted                       (0.13)        0.01       (0.03)       (0.14)       (0.45)        0.02         1.42         0.88
                                ==========   ==========  ==========   ==========   ==========   ==========   ==========   ==========
Weighted average number
  of common and common
  equivalent shares
  outstanding - diluted          7,690,021    7,829,456   7,790,534    7,790,534    7,912,532    7,982,501    8,019,584    8,019,584
                                ==========   ==========  ==========   ==========   ==========   ==========   ==========   ==========

13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (continued) (in thousands of dollars except share and per share amounts)

FISCAL 2001 continued

                                     -------------------  -------------------  -------------------  -------------------
                                             1Q                  2Q                    3Q                   4Q
                                        Apr. 28, 2001        Jul.21, 2001         Nov. 10, 2001        Feb. 02, 2002
                                                  Orig                 Orig                 Orig                 Orig
                                     Restated   Reported  Restated   Reported  Restated   Reported  Restated   Reported
                                     --------   --------  --------   --------  --------   --------  --------   --------
Net sales:                           $ (2,850)            $  1,220             $(10,515)            $ 12,531
Cost of sales (exclusive of
 depreciation expense)                    440                  375                1,732               (2,381)
Selling, administrative and general
 expenses                                 786                 (185)               3,503               (2,900)
Executive management repositioning
 costs                                  1,733                   --                 (480)              (3,427)
Interest income                            --                   --                   --                   --
Other expense (income), net             1,733                   --                   --               (2,752)
Income tax expense (benefit)              568                 (494)               2,014               (2,300)
                                     --------             --------             --------             --------
                                     $ (1,056)            $    916             $ (3,746)            $  4,275
                                     ========             ========             ========             ========

13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) - continued (in thousands of dollars except share and per share amounts)

FISCAL 2000

                               ---------------------  ---------------------   ---------------------   ---------------------
                                        1Q                     2Q                      3Q                      4Q
                                   Apr. 28, 2001           Jul.21, 2001           Nov. 10, 2001           Feb. 02, 2002
                                             Orig                   Orig                    Orig                    Orig
                               Restated    Reported   Restated    Reported    Restated    Reported    Restated    Reported
                               ---------   ---------  ---------   ---------   ---------   ---------   ---------   ---------
Net sales                      $  59,092   $  66,901  $  64,264   $  60,845   $  87,307   $  96,453   $ 109,310   $  96,181

Cost and expenses:
Cost of sales (exclusive of
  depreciation expense shown
  below)                           7,170       7,995      7,828       7,590       9,652      11,036      14,473      12,497
Selling, administrative and
  general expenses                47,087      49,189     45,009      43,924      69,767      72,218      68,793      65,424
Executive management
 repositioning costs                  --          --         --          --          --          --         175          --
Income (loss) from operations       (847)      4,035      5,782       3,686         419       5,730      20,283      12,674
Other expense (income), net           73          73       (113)       (113)        245         245        (283)       (110)
Earnings (loss) before
 income tax expense and
 cumulative effect of change
 in accounting principle          (1,528)      3,354      5,189       3,093        (765)      4,546      19,965      12,183
Income tax expense (benefit)        (534)      1,174      1,815       1,082        (268)      1,591       6,989       4,265
Net earnings (loss) from
 continuing operations before
 cumulative effect of change
 in accounting principle            (994)      2,180      3,374       2,011        (497)      2,955      12,976       7,918
Cumulative effect of change
 in accounting principle,
 net of income tax benefit       (10,219)         --         --          --          --          --          --          --
Net earnings (loss) from
 continuing operations           (11,213)      2,180      3,374       2,011        (497)      2,955      12,976       7,918
Net earnings (loss)            $ (11,213)  $   2,180  $   2,791   $   1,428   $  (3,794)  $    (342)  $  12,746   $   7,688
                               =========   =========  =========   =========   =========   =========   =========   =========

13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) - continued(in thousands of dollars except share and per share amounts) FISCAL 2000 (continued)

                               ---------------------  ---------------------   ---------------------   ---------------------
                                        1Q                    2Q                       3Q                     4Q
                                   Apr. 28, 2001          Jul.21, 2001            Nov. 10, 2001          Feb. 02, 2002
                                              Orig                  Orig                    Orig                     Orig
                               Restated    Reported   Restated    Reported    Restated    Reported    Restated    Reported
                               ---------   ---------  ---------   ---------   ---------   ---------   ---------   ---------
Per share data:
Net earnings (loss) before
 cumulative effect of change
 in accounting principle           (0.12)       0.26       0.41        0.25       (0.07)       0.37        1.67        1.02
Cumulative effect of change
 in accounting principle           (1.20)         --         --          --          --          --          --          --
Net loss from discontinued
 operations                           --          --      (0.07)      (0.07)      (0.41)      (0.41)      (0.03)      (0.03)
Net earnings (loss) per
 share-diluted                     (1.32)       0.26       0.34        0.18       (0.48)      (0.04)       1.64        0.99
                               =========   =========  =========   =========   =========   =========   =========   =========
Weighted average number of
 common and common equivalent
 shares outstanding - diluted  8,470,212   8,470,212  8,176,471   8,176,471   7,922,530   7,922,530   7,781,004   7,781,004
                               =========   =========  =========   =========   =========   =========   =========   =========


RESTATEMENT ADJUSTMENTS TO INCOME             -------------------  -------------------  -------------------  -------------------
 BEFORE CUMULATIVE EFFECT OF CHANGE                    1Q                  2Q                   3Q                   4Q
 IN ACCOUNTING PRINCIPLE:                         Apr. 29, 2000        Jul.22, 2000        Nov. 11, 2000        Feb. 03, 2001
                                                           Orig                 Orig                 Orig                 Orig
                                              Restated   Reported  Restated   Reported  Restated   Reported  Restated   Reported
                                              --------   --------  --------   --------  --------   --------  --------   --------
Net sales:                                      (7,809)               3,419               (9,146)              13,129
Cost of sales (exclusive of
 depreciation expense)                             825                 (238)               1,384               (1,976)
Selling, administrative and general expenses     2,102               (1,085)               2,451               (3,369)
Executive management repositioning costs            --                   --                   --                 (175)
Other expense (income), net                         --                   --                   --                 (173)
Income tax expense (benefit)                     1,708                 (733)               1,859               (2,724)
                                              --------              --------            --------             --------
                                                (3,174)               1,363               (3,452)               5,058
                                              ========              ========            ========             ========

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

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS OF THE REGISTRANT

      Information required under this Item will be contained in the Registrant's 2002 Proxy Statement, to be dated within 120 days of the end of the Registrant's fiscal year 2001, is incorporated herein by reference and will be delivered to stockholders in connection with the Annual Stockholders meeting to be held on June 6, 2002.

ITEM 11. EXECUTIVE COMPENSATION

      Information required under this Item will be contained in the Registrant's 2002 Proxy Statement, to be dated within 120 days of the end of the Registrant's fiscal year 2001, is incorporated herein by reference and will be delivered to stockholders in connection with the Annual Stockholders meeting to be held on June 6, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information required under this Item will be contained in the Registrant's 2002 Proxy Statement, to be dated within 120 days of the end of the Registrant's fiscal year 2001, is incorporated herein by reference and will be delivered to stockholders in connection with the Annual Stockholders meeting to be held on June 6, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On June 15, 1999, the Company announced that it had entered into a definitive merger agreement under which entities controlled by affiliates of American Securities Capital Partners, L.P. ("ASCP") (collectively, "ASCP Affiliates") and the Company's management were to acquire the Company. The merger agreement provided that each then outstanding share of the Company's common stock (other than shares of common stock held by any of the Company's subsidiaries, held in treasury, held by any ASCP Affiliates, or held by stockholders who perfect their appraisal rights under Delaware law) would be converted into the right to receive cash equal to $37.

      In connection with the proposed merger, twelve of the Company's then officers and key executives, including Alyn V. Essman, Chairman and Chief Executive Officer, Russell Isaak, President, and Patrick J. Morris, Senior Executive Vice President, had agreed to invest a portion of their interest in the Company into the acquiring ASCP entity. Such investment was to be effected by an exchange, immediately prior to the merger, of an aggregate of 137,960 shares of the Company's common stock and 349,495 option shares for shares and options of the acquiring ASCP entity, aggregating approximately 9% of the equity interest in such acquiring ASCP entity. Additionally the merger agreement provided for new employment agreements for such executives with the acquiring ASCP entity.

      The proposed merger had been approved the Company's Board of Directors, and had been submitted for approval by its Stockholders at a Special Meeting of the Company's Stockholders scheduled on October 26, 1999. On October 12, 1999, the Company announced that it had received a notice from ASCP Affiliates terminating the merger agreement, and announcing legal action seeking a declaration that ASCP Affiliates was entitled to terminate and seeking reimbursement of expenses incurred in connection with the merger agreement, not to exceed $6.0 million. On October 18, 1999, the Company announced that it had filed claims against ASCP and its affiliates asserting their willful breach of obligations under the merger agreement and seeking damages in the amount of $80 million under a guarantee from ASCP."

      On January 30, 2001 the Company announced that it had entered into a settlement agreement resolving all claims and counterclaims between ASCP, ASCP Affiliates and the Company arising out of the termination of the Merger agreement without the payment of any compensation by any party.

      As described in Footnote 4 to the Consolidated Financial Statements and "Discontinued Operations" in Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations), in July 2001, the Company sold its Wall Decor segment that operated through the company's wholly owned Prints Plus, Inc. ("Prints Plus") subsidiary to TRU Retail, Inc ("TRU"), a company formed by the top management of Prints Plus. Mr. Ted Upland, the CEO of Prints Plus, held all of the issued and outstanding common stock of TRU at the time of the transaction. The purchase price to be paid by TRU was $16 million, consisting of $11 million of TRU preferred security, $4 million of cash, and $1 million of other consideration. TRU also assumed certain liabilities of Prints Plus. Mr. Alyn V. Essman, then the Company's Chairman and CEO, led the negotiations for the Company. The purchase price, which the Company's Board of Directors approved, was the result of negotiations with Mr. Upland and his advisors following the Company's failure to negotiate definitive agreements with at least five other potential buyers. For additional information about the TRU transaction, see Footnote 4 to the Financial Statements and Item 7 of this Form 10-K/A.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   CERTAIN DOCUMENTS FILED AS PART OF FORM 10-K

                                                     PAGES
                                                     -----

(1.) FINANCIAL STATEMENTS

     - Independent Auditors' Report                     35
     - Consolidated Balance Sheets as of
        February 2, 2002 and February 3, 2001        36-37
     - Consolidated Statements of Operations for
        the fiscal years ended February 2, 2002,
        February 3, 2001 and February 5, 2000        38-39
     - Consolidated Statements of Changes in
        Stockholders' Equity for the fiscal years
        ended February 2, 2002 and February 3, 2001  40-42
     - Consolidated Statements of Cash Flows for
        the fiscal years ended February 2, 2002,
        February 3, 2001 and February 5, 2000        43-44
     - Notes to Consolidated Financial Statements    45-78

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

(3.) EXHIBITS FILED UNDER ITEM 601 OF REGULATION S-K

      The exhibits listed below for CPI Corp. and its subsidiaries ("the Company"), with their corresponding filing date and registration or Commission file numbers where applicable, are incorporated by reference as exhibits required by Item 601 of Regulation S-K:

(a)   EXHIBIT INDEX

EXHIBIT
NUMBER                              DESCRIPTION
-------    --------------------------------------------------------------------

(3.1) Articles of Incorporation of the Company, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 1989 on Form 10-K filed 4/30/90. File No. 1-10204

(3.2) Bylaws of the Company, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 1989 on Form 10-K filed 4/30/90. File No. 1-10204

(3.3) Amendment to Bylaws of the Company, incorporated by reference to CPI Corp.'s Form 8-K filed 8/18/95. File No. 0-11227

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

EXHIBIT
NUMBER                                  DESCRIPTION
-------    ---------------------------------------------------------------------

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

EXHIBIT
NUMBER                                   DESCRIPTION
-------    --------------------------------------------------------------------

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

(a)   EXHIBIT INDEX

EXHIBIT
NUMBER                         DESCRIPTION
-------    ---------------------------------------------------------------------

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

EXHIBIT
NUMBER                                   DESCRIPTION
-------    --------------------------------------------------------------------

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

(a)   EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION
-------    --------------------------------------------------------------------

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

The following exhibits are included in this 10-K/A Annual Report:

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

(10.49)    Fourth Amendment to Revolving Credit Agreement

(10.50)    Employment Agreement by and between Gary W. Douglass and CPI Corp.

(11.1)     Computation of Earnings Per Share - Diluted

(11.2)     Computation of Earnings Per Share - Basic

(13.0)     2001 Annual Report to Stockholders

(21.0)     Subsidiaries of the Registrant

(23.0)     Independent Auditor's Consent

(99.1) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.2) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(c)   EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

      -     See Item 14(a)(3)

(d)   FINANCIAL STATEMENT SCHEDULE REQUIRED BY REGULATION S-X

      -     See Item 14(a)(2)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of May, 2003.

                              CPI CORP.


                          BY: /s/  J. David Pierson
                             -----------------------------
                                   J. David Pierson
                                   Chairman, President, and
                                   Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURES OF DIRECTORS AND PRINCIPAL OFFICERS

     Signature                  Title                            Date


/s/ J. David Pierson      Chairman, President, and Director  May 15, 2003
-----------------------   (Principal Executive Officer)
   (J. David Pierson)


/s/ Edmond F. Abrain      Director                           May 15, 2003
-----------------------
   (Edmond F. Abrain)


/s/ James R. Cifford      Director                           May 15, 2003
-----------------------
   (James R.Clifford)


/s/ Joanne S. Griffin     Director                           May 15, 2003
-----------------------
   (Joanne S. Griffin)


/s/ Lee Liberman          Director                           May 15, 2003
-----------------------
   (Lee Liberman)


/s/ Nicholas L. Reding    Director                           May 15, 2003
-----------------------
   (Nicholas L. Reding)

     Signature                   Title                              Date


/s/ Martin Sneider          Director                            May 15, 2003
------------------------
   (Martin Sneider)


/s/ Virginia V. Weldon      Director                            May 15, 2003
------------------------
   (Virginia Weldon)


/s/ Gary W. Douglass        Executive Vice President, Finance   May 15, 2003
------------------------    and Chief Financial Officer)
   (Gary W. Douglass)       (Principal Financial Officer)

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, J. David Pierson, certify that:

      1. I have reviewed this annual report on Form 10-K/A of CPI Corp.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: May 12, 2003

                           /s/ J. David Pierson
                           ------------------------------
                               J. David Pierson
                               Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gary W. Douglass, certify that:

      1. I have reviewed this annual report on Form 10-K/A of CPI Corp.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: May 12, 2003

                            /s/ Gary W. Douglass
                           ------------------------------
                                Gary W. Douglass
                                Chief Financial Officer