Form 10-Q/A
period 2002-04-27
CPI CORP
filed 2003-05-16
CIK 25354

(PAGE NUMBERS REFER TO PAPER DOCUMENT ONLY) PRIVATE

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                    CPI CORP.

                      For the Quarter Ended April 27, 2002

                         Commission File Number 1-10204

            DELAWARE                                        43-1256674
 (State or Other Jurisdiction of                         (I.R.S. Employer
  Incorporation or Organization)                        Identification No.)

             1706 Washington Avenue, St. Louis, Missouri   63103-1790
            (Address of Principal Executive Offices)       (Zip Code)

                                 (314) 231-1575
                         (Registrant's Telephone Number)

      Indicate by check mark whether the registrant has (1)filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

      As of June 6, 2002 there were 8,037,037 shares of the Registrant's common stock outstanding.

TABLE OF CONTENTS

           (PAGE NUMBERS REFER TO PAPER DOCUMENT ONLY)

PART 1.   FINANCIAL INFORMATION                                          PAGE(S)

Item 1.  Financial Statements
         - Interim Condensed Consolidated Balance Sheets
             as of April 27, 2002 and February 2, 2002                       4-5
         - Interim Condensed Consolidated Statements
             of Operations - For the 12 Weeks Ended
             April 27, 2002 and April 28, 2001                                 6
         - Interim Condensed Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income - For the
             52 Weeks Ended February 2, 2002 and for the 12 Weeks
             Ended April 27, 2002                                            7-8
         -   Interim Condensed Consolidated Statements of Cash
             Flows - For the 12 Weeks Ended April 27, 2002 and April
             28, 2001                                                       9-10
         - Notes to the Interim Condensed Consolidated
             Financial Statements                                          11-18

Item 2.  Management's Discussions and Analysis of
           Financial Condition and Results of Operations                   19-25

Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk                                                        26

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     27

         Signature                                                            28

         Certifications                                                    29-30

         Exhibit Index                                                        31

EXPLANATORY NOTE

CPI Corp. is filing this Form 10-Q/A for the quarter ended April 27, 2002 to reflect the restatement of its audited consolidated financial statements for the fiscal year ended February 2, 2002 and unaudited consolidated financial statements for the 12 weeks ended April 27, 2002 and April 28, 2001. The restatement resulted from the Company changing its policy for recognizing revenues to be consistent with Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. See the consolidated financial statements and Note 1 thereto included herein for a description of the restatement. This Form 10-Q/A does not attempt to modify or update any other disclosures set forth in the original filing, except as required to reflect the effects of the restatement. Additionally, this Form 10-Q/A does not purport to provide a general update or discussion of any other developments at the Company subsequent to the original filing. The filing of this Form 10-Q/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

                                     PART 1

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS / ASSETS
(in thousands of dollars)

                                                         (RESTATED)
                                                        (Unaudited)  (RESTATED)
                                                         April 27,   February 2,
                                                            2002         2002
                                                         ----------   ----------
Current assets:
  Cash and cash equivalents                              $   45,182   $   46,555
  Receivables, less allowance of
   $260 and $254, respectively                                7,069        5,421
  Inventories                                                13,149       12,920
  Prepaid expenses and other current
   assets                                                     6,973        6,795
  Deferred tax assets                                         1,987        1,990
  Refundable income taxes                                     9,534        9,123
                                                         ----------   ----------
     Total current assets                                    83,894       82,804
                                                         ----------   ----------
Net property and equipment                                   60,448       63,708

Assets of business transferred under
  contractual arrangements:
    Preferred security                                       10,129       10,069
    Loan receivable                                           1,911        1,518
Other assets, net of
  amortization of $1,359                                     22,617       23,462
                                                         ----------   ----------
     Total assets                                        $  178,999   $  181,561
                                                         ==========   ==========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS LIABILITIES AND STOCKHOLDERS' EQUITY (in thousands of dollars)

                                                      (RESTATED)
                                                      (Unaudited)  (RESTATED)
                                                       April 27,   February 2,
                                                          2002         2002
                                                       ----------   ----------
Current liabilities:
 Current maturities of long-term debt                  $    8,580   $    8,580
 Accounts payable                                          10,273        9,741
 Accrued employment costs                                  11,002       13,538
 Deferred revenue                                          29,681       26,953
 Sales taxes payable                                        1,475        2,816
 Accrued advertising expense                                1,567        1,384
 Accrued expenses and other
  liabilities                                               4,085        3,289
                                                       ----------   ----------
    Total current liabilities                              66,663       66,301
                                                       ----------   ----------
Long-term debt                                             42,648       42,639
Other liabilities                                           8,622       10,686
Long-term deferred revenue                                  5,550        5,891
Stockholders' equity:
 Preferred stock, no par value,
  1,000,000 shares authorized; no
  shares outstanding                                           --           --
 Preferred stock, Series A, no par
  value, 200,000 shares authorized;
  no shares outstanding                                        --           --
 Common stock, $0.40 par value,
  50,000,000 shares authorized;
  18,272,414 and 18,201,743 shares
  outstanding at April 27, 2002 and
 February 2, 2002, respectively                             7,309        7,281
 Additional paid-in capital                                50,968       49,845
 Retained earnings                                        230,147      231,980
 Accumulated other comprehensive
  income (loss)                                            (5,236)      (5,386)
                                                       ----------   ----------
                                                          283,188      283,720
 Treasury stock at cost, 10,238,303
  shares at both April 27, 2002 and
  February 2, 2002                                       (227,642)    (227,642)
 Unamortized deferred compensation-
  restricted stock                                            (30)         (34)
                                                       ----------   ----------
 Total stockholders' equity                                55,516       56,044
                                                       ----------   ----------
 Total liabilities and stockholders'
  equity                                               $  178,999   $  181,561
                                                       ==========   ==========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) Twelve weeks ended April 27, 2002 and April 28, 2001 (in thousands of dollars except share and per share amounts)

                                                          Twelve Weeks Ended
                                                       ------------------------
                                                       (RESTATED)    (RESTATED)
                                                        April 27,     April 28,
                                                           2002         2001
                                                        ----------   ----------

Net sales                                               $   60,003   $   62,176
Costs and expenses:
  Cost of sales (exclusive of
   depreciation expense shown below)                         8,381        7,750
  Selling, general and
   administrative expenses                                  47,028       48,151
  Depreciation and amortization                              5,288        5,502
  Executive management repositioning
   costs                                                        --        1,733
                                                        ----------   ----------
                                                            60,697       63,136
                                                        ----------   ----------
Loss from operations                                          (694)        (960)
Interest expense                                               912        1,069
Interest income                                                413          429
Other income net                                                18           40
                                                        ----------   ----------
Loss before income tax
 benefit                                                    (1,175)      (1,560)
Income tax benefit                                            (462)        (545)
                                                        ----------   ----------
Net loss                                                $     (713)  $   (1,015)
                                                        ==========   ==========

Net loss per share - diluted                            $    (0.09)  $    (0.13)
                                                        ==========   ==========
Net loss per share - basic                              $    (0.09)  $    (0.13)
                                                        ==========   ==========

Dividends per share                                     $     0.14   $     0.14
                                                        ==========   ==========
Weighted average number of
  common and common equivalent
  shares outstanding- diluted                            8,033,051    7,690,021
                                                        ==========   ==========
Weighted average number of
  common and common equivalent
  shares outstanding- basic                              8,033,051    7,690,021
                                                        ==========   ==========

See accompanying notes to consolidated financial statement

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (in thousands of dollars except share and per share amounts) Fifty-two weeks ended February 2, 2002

                                                                     Accum                    Deferred
                                             Add'l                   other       Treasury      comp'n
                                 Common     paid-in    Retained      comp'h        stock      restr'td
                                 stock      capital    earnings      income       at cost       stock         Total
                               ---------   ---------   ---------    ---------    ---------    ---------    ---------
Balance at Feb. 3, 2001,
  as restated                  $   7,154   $  44,363   $ 229,803    $  (3,478)   $(227,699)   $      (7)   $  50,136
                               ---------   ---------   ---------    ---------    ---------    ---------    ---------
Issuance of common stock
 (316,098 shares)                    127       5,482          --           --           --          (36)       5,573
Comprehensive income
  Net earnings, as restated           --          --       6,541           --           --           --
  Foreign currency
    translation, as restated          --          --          --         (798)          --           --
  Pension benefit costs               --          --          --       (1,110)          --           --
  Comprehensive income,
  as restated                         --          --          --           --           --           --        4,633
Dividends ( $0.56 per
  common share)                       --          --      (4,364)          --           --           --       (4,364)
Purchase of treasury
  stock, at cost                      --          --          --           --           57           --           57
Amortization of deferred
  compensation-
  restricted stock                    --          --          --           --           --            9            9
                               ---------   ---------   ---------    ---------    ---------    ---------    ---------
Balance at Feb. 2, 2002,
 as restated                   $   7,281   $  49,845   $ 231,980    $  (5,386)   $(227,642)   $     (34)   $  56,044
                               =========   =========   =========    =========    =========    =========    =========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME(UNAUDITED) (in thousands of dollars except share and per share amounts) Twelve weeks ended April 27, 2002

                                                                 Accum                    Deferred
                                         Add'l                   other        Treasury     comp'n
                            Common      paid-in     Retained     comp'h        stock      restr'td
                             stock      capital     earnings     income       at cost       stock        Total
                           ---------   ---------   ---------    ---------    ---------    ---------    ---------
Balance at Feb. 2, 2002,
as restated                $   7,281   $  49,845   $ 231,980    $  (5,386)   $(227,642)   $     (34)   $  56,044
                           ---------   ---------   ---------    ---------    ---------    ---------    ---------
Issuance of common stock
  (70,671 shares)                 28       1,123          --           --           --           --        1,151
Comprehensive income
  Net loss, as restated           --          --        (713)          --           --           --
  Foreign currency
     translation,
     as restated                  --          --          --          150           --           --
  Comprehensive income,
     as restated                  --          --          --           --           --           --         (563)
Dividends ( $0.14 per
  common share)                   --          --      (1,120)          --           --           --       (1,120)
Amortization of deferred
  compensation-
  restricted stock                --          --          --           --           --            4            4
                           ---------   ---------   ---------    ---------    ---------    ---------    ---------
Balance at April 27,
  2002, as restated        $   7,309   $  50,968   $ 230,147    $  (5,236)   $(227,642)   $     (30)   $  55,516
                           =========   =========   =========    =========    =========    =========    =========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) Twelve weeks ended April 27, 2002 & April 28, 2001 (in thousands of dollars)

Reconciliation of net loss to cash flows provided by (used in) operating activities (unaudited):

                                                           12 Weeks Ended
                                                      -------------------------
                                                       (RESTATED)    (RESTATED)
                                                        April 27,     April 28,
                                                          2002          2001
                                                       ----------    ----------

Net loss                                               $     (713)   $   (1,015)

Adjustments for items not requiring cash:
  Depreciation and amortization                             5,288         5,502
  Deferred income taxes                                       294          (961)
  Deferred revenue                                          2,144         1,571
  Post closing adjustment on preferred
   security                                                   147            --
  Accrued interest on preferred
   security                                                  (207)           --
  Other                                                    (3,019)       (3,267)

Decrease (increase) in current assets:
  Receivables and inventories                              (1,877)       (1,232)
  Refundable income taxes                                    (411)       (4,761)
  Prepaid expenses and other current
   assets                                                     151           290

Increase (decrease) in current liabilities:
  Accounts payable, accrued expenses and
   other liabilities                                       (2,366)        2,890
  Income taxes                                                 --        (1,067)
                                                       ----------    ----------
Cash flows used in
  operating activities                                 $     (569)   $   (2,050)
                                                       ==========    ==========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) Twelve weeks ended April 27, 2002 & April 28, 2001 (in thousands of dollars) (...continued)

                                                           12 Weeks Ended
                                                       ------------------------
                                                       April 27,     April 28,
                                                          2002          2001
                                                       ----------    ----------

Cash flows used in
 operating activities                                  $     (569)   $   (2,050)
                                                       ----------    ----------
Cash flows provided by (used in) financing activities:
  Issuance of common stock to employee
   stock plans                                              1,151         1,033
  Cash dividends                                           (1,120)       (1,071)
  Purchase of treasury stock                                   --            (1)
                                                       ----------    ----------
Cash flows provided by (used in)
 financing activities                                          31           (39)
                                                       ----------    ----------
Cash flows provided by (used in) investing activities:
  Additions to property and equipment                      (1,873)       (4,457)
  Change in loan receivable                                  (393)           --
  Purchase of investment securities
   in Rabbi Trust                                            (613)           --
  Proceeds from investment securities
   in Rabbi Trust                                           1,967         2,102
                                                       ----------    ----------
  Cash flows used in investing activities                    (912)       (2,355)
                                                       ----------    ----------
Effect of exchange rate changes on
 cash and cash equivalents                                     77          (138)
                                                       ----------    ----------
Net decrease in cash and cash equivalents                  (1,373)       (4,582)
Cash and cash equivalents at beginning
 of period                                                 46,555        38,820
                                                       ----------    ----------
Cash and cash equivalents at end of
 period                                                $   45,182    $   34,238
                                                       ==========    ==========
Supplemental cash flow information:
 Interest paid                                         $       --    $       20
                                                       ==========    ==========
 Income taxes paid                                     $      192    $    6,188
                                                       ==========    ==========

See accompanying notes to consolidated financial statements.

CPI CORP. NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1

BASIS OF PRESENTATION AND RESTATEMENT OF FINANCIAL STATEMENTS

Our consolidated balance sheet at February 2, 2002 was obtained from our audited balance sheet, as restated, as of that date. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of CPI Corp.s (the Companys) financial position as of April 27, 2002 and February 2, 2002 and the results of its operations and changes in its cash flows for the 12 weeks ended April 27, 2002 and April 28, 2001. Certain prior year amounts have been reclassified to conform to the first quarter 2002 presentation. Our accounting policies and certain other disclosures are set forth in the notes to our audited consolidated financial statements as of and for the year ended February 2, 2002, or in the case of restated amounts, as indicated within this Form 10-Q/A.

Effective for fiscal year 2000, the Company changed its policy for recognizing both portrait studio revenues and fees received under its customer loyalty program to be consistent with the SEC Staff Accounting Bulletin No. 101 (SAB
101), Revenue Recognition in Financial Statements. As a result, certain information in the accompanying consolidated financial statements has been restated.

Portrait studio revenues are now recognized upon delivery of the portraits to the customer. Costs incurred relating to portraits processed, or in-process, are inventoried and expensed when the related sales revenue is recognized. Previously, portrait studio revenues were recognized at the time the customer approved the photographic proofs and made a firm commitment for a portrait order, at the conclusion of the photographic session. At that same time, all remaining costs to be incurred in the processing and delivery of the portraits were accrued. The effect of the change is to defer the recognition of portrait studio revenues approximately three weeks from the date of the portrait session to allow for processing and delivery of the related portraits. The cumulative effect of the change in accounting principle on years prior to fiscal 2000 resulted in an after-tax adjustment to earnings of $3.4 million, which has been reflected in the results of operations for the year ended February 3, 2001.

The Company changed its method of recognizing customer loyalty program fees (Smile Savers Plan(R) fees) to defer the entire amount of the fee received and amortize it into revenues on a straight-line basis over the twenty-four month period of the customers program. Previously, the Company allocated an amount of the fee equal to published sitting fees to the initial sitting and recognized that amount upfront at the time of the initial sitting. The remainder of the Smile Savers Plan fee not recognized at the time of the initial sitting under the plan was deferred and recognized as revenue on a straight-line basis over the remaining twenty-four month period of the plan. The cumulative effect of this change in accounting principle on years prior to fiscal 2000 resulted in an after-tax adjustment to earnings of $6.8 million, which has been reflected in the results of operations for the year ended February 3, 2001. The Company recognized $1.7 million of pre-tax revenues in the first quarter of fiscal 2001 that were included in the cumulative effect adjustment.

Additionally, in the first quarter ended April 28, 2001, the Company reclassified certain management repositioning costs totaling $1.7 million, originally recorded as a component of Other Expenses, below Income from Operations, to a separate line entitled Executive Management Repositioning Costs, a component of operating income.

The following tables reflect the specific line item impact of the aforementioned restatements, including related changes to the Companys allowance for doubtful accounts, foreign currency translation adjustments and income taxes, by comparing applicable restated amounts with those amounts originally reported. The restatements had no net impact on our cash flows from operations, investing or financing activities.

                         TWELVE WEEKS ENDED FISCAL 2002

                                                 Apr. 27, 2002               Apr. 28, 2001
                                           Restated       Orig Rept     Restated       Orig Rept
                                          -----------    -----------   -----------    -----------
STATEMENT OF OPERATIONS DATA:
Net sales                                 $    60,003    $    61,896   $    62,176    $    65,026
Cost and expenses:
 Cost of sales (exclusive of
  depreciation expense shown below)             8,381          8,540         7,750          8,190
 Selling, general and administrative
  expense                                      47,028         47,471        48,151         48,937
Executive management repositioning
 costs                                             --             --         1,733             --
Income (loss) from operations                    (694)           597          (960)         2,397
Other income (expense), net                        18             18            40         (1,693)
Earnings (loss) before income tax
 expense (benefit)                             (1,175)           116        (1,560)            64
Income tax expense (benefit)                     (462)            45          (545)            23
Net earnings (loss)                              (713)            71   $    (1,015)   $        41
                                          ===========    ===========   ===========    ===========

Net earnings (loss) per share - diluted   $     (0.09)   $      0.01   $     (0.13)   $      0.01
                                          ===========    ===========   ===========    ===========
Weighted average number of common
 and common equivalent shares
 outstanding - diluted                      8,033,051      8,077,267     7,690,021      7,829,456
                                          ===========    ===========   ===========    ===========

                                  FISCAL 2002

                                                 Apr. 27, 2002               Feb 02, 2002
                                           Restated       Orig Rept     Restated       Orig Rept
                                          -----------    -----------   -----------    -----------
BALANCE SHEET DATA:
ASSETS:
 Receivables, less allowance              $     7,069    $     9,728   $     5,421    $     8,417
 Inventories                                   13,149          9,413        12,920          9,510
 Prepaid expenses and other current
  assets                                        6,973          4,057         6,795          4,178
 Deferred tax assets                            1,987             --         1,990             79
 Total current assets                          83,894         77,914        82,804         77,862
 Other assets, net                             22,617         18,873        23,462         19,645
 Total assets                             $   178,999    $   169,275   $   181,561    $   172,802
                                          ===========    ===========   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
 Deferred revenue                              29,681          9,734        26,953          9,529
 Accrued expenses and other
  liabilities                                   4,085          4,953         3,289          4,134
 Deferred income taxes                             --            462            --             --
 Total current liabilities                     66,663         48,046        66,301         49,722
 Long-term deferred revenue                     5,550          3,625         5,891          3,677
 Retained earnings                            230,147        240,966       231,980        242,015
 Accumulated other comprehensive
  Income (loss)                                (5,236)        (5,237)       (5,386)        (5,387)
Total stockholders' equity                     55,516         66,334        56,044         66,078
Total liabilities and stockholders'
 equity                                   $   178,999    $   169,275   $   181,561    $   172,802
                                          ===========    ===========   ===========    ===========

Note 2

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

SELECTED INDUSTRY SEGMENT INFORMATION (in thousands of dollars)

                                                         Twelve Weeks Ended
                                                      -------------------------
                                                       (RESTATED)    (RESTATED)
                                                        April 27,     April 28,
                                                          2002          2001
                                                       ----------    ----------

NET SALES:
  Portrait Studios                                     $   59,736    $   62,162
  Technology Development                                      876            14
  Intersegment sales                                         (609)           --
                                                       ----------    ----------
                                                       $   60,003    $   62,176
                                                       ==========    ==========
INCOME (LOSS) FROM OPERATIONS:
 Portrait Studios                                      $    3,275    $    4,483
 Technology Development                                      (414)         (765)
 Corporate expense                                         (3,555)       (4,678)
                                                       ----------    ----------
                                                       $     (694)   $     (960)
                                                       ==========    ==========
SEGMENT ASSETS:
 Portrait Studios                                      $   85,611    $   94,464
 Technology Development                                     1,543           897
 Corporate cash and cash equivalents                       45,182        34,238
 Corporate other                                           46,663        38,142
 Net assets of discontinued operations                         --        16,011
                                                       ----------    ----------
                                                       $  178,999    $  183,752
                                                       ==========    ==========

GEOGRAPHIC FINANCIAL INFORMATION (in thousands of dollars)

                                                         Twelve Weeks Ended
                                                      -------------------------
                                                       (RESTATED)    (RESTATED)
                                                        April 27,     April 28,
                                                          2002          2001
                                                       ----------    ----------

NET SALES: United States                               $   56,298    $   58,199
           Canada                                           3,705         3,977
                                                       ----------    ----------
                                                       $   60,003    $   62,176
                                                       ==========    ==========
LONG-LIVED ASSETS:
United States                                          $   90,259    $   84,429
Canada                                                      4,846         5,490
                                                       ----------    ----------
                                                       $   95,105    $   89,919
                                                       ==========    ==========

Note 3

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

                                                         Twelve Weeks Ended
                                                      -------------------------
                                                      (in thousands of dollars,
                                                        except per share data)
                                                       (RESTATED)    (RESTATED)
                                                        April 27,     April 28,
                                                          2002          2001
                                                       ----------    ----------

Reported net loss                                      $     (713)   $   (1,015)
Add: Goodwill amortization,
      net of tax                                               --            16
                                                       ----------    ----------
Adjusted net loss                                      $     (713)   $     (999)
                                                       ==========    ==========
Diluted loss per share:
  Reported net loss                                    $    (0.09)   $    (0.13)
  Goodwill amortization,
    net of tax                                                 --            --
                                                       ----------    ----------
  Adjusted net loss                                    $    (0.09)   $    (0.13)
                                                       ==========    ==========
Basic loss per share:
  Reported net loss                                    $    (0.09)   $    (0.13)
  Goodwill amortization,
    net of tax                                                 --            --
                                                       ----------    ----------
  Adjusted net loss                                    $    (0.09)   $    (0.13)
                                                       ==========    ==========

Note 4

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE STATEMENTS CONTAINED IN THIS REPORT, AND IN PARTICULAR IN THE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" SECTION THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION ACT OF 1995, AND INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, SUCH AS THE COMPANY'S OUTLOOK FOR PORTRAIT STUDIOS, FUTURE CASH REQUIREMENTS, COMPLIANCE WITH DEBT COVENANTS, VALUATION ALLOWANCES, AND CAPITAL EXPENDITURES, ARE ONLY PREDICTIONS OR EXPECTATIONS; ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY AS A RESULT OF RISKS FACING THE COMPANY. SUCH RISKS INCLUDE, BUT ARE NOT LIMITED TO: CUSTOMER DEMAND FOR THE COMPANY'S PRODUCTS AND SERVICES, THE OVERALL LEVEL OF ECONOMIC ACTIVITY IN THE COMPANY'S MAJOR MARKETS, COMPETITORS' ACTIONS, MANUFACTURING INTERRUPTIONS, DEPENDENCE ON CERTAIN SUPPLIERS, CHANGES IN THE COMPANY'S RELATIONSHIP WITH SEARS AND THE CONDITION AND STRATEGIC PLANNING OF SEARS, FLUCTUATIONS IN OPERATING RESULTS, THE CONDITION OF PRINTS PLUS, INC., THE ATTRACTIONS AND RETENTION OF QUALIFIED PERSONNEL AND OTHER RISKS AS MAY BE DESCRIBED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING ITS FORM 10-K/A FOR THE YEAR ENDED FEBRUARY 2, 2002.

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

      All comparisons and references in this Form 10-Q/A to results for fiscal years 2002 and 2001 are to the restated results. See Note 1 to the consolidated financial statements contained in Item 1.

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

RESULTS OF OPERATION - TWELVE WEEKS ENDED APRIL 27, 2002 COMPARED TO TWELVE WEEKS ENDED APRIL 28, 2001

     The following table sets forth certain operating information for each period and should be viewed in conjunction with the consolidated financial statements and notes included in Item 1 of this Form 10-Q/A

                                          Twelve Weeks Ended

                                        (RESTATED)    (RESTATED)        Change
                                         April 27,     April 28,       Increase
                                           2002          2001         (Decrease)
                                           ----          ----         ----------
                                       (in thousands of dollars)

Net sales:
  Portrait Studios                      $   59,736    $   62,162          (3.9)%
  Technology Development                       876            14            --
  Intersegment sales                          (609)           --            --
                                        ----------    ----------
    Total net sales                     $   60,003    $   62,176          (3.5)%
                                        ==========    ==========
Operating earnings (losses):
  Portrait Studios                      $    3,275    $    4,483         (26.9)%
  Technology Development                      (414)         (765)         45.9 %
                                        ----------    ----------
    Total operating
        earnings                             2,861         3,718         (23.1)%
                                        ----------    ----------
General corporate expenses                   3,555         4,678         (24.0)%
                                        ----------    ----------
Loss from operations                    $     (694)   $     (960)        (27.7)%
                                        ==========    ==========

      Net sales for the Portrait Studios segment decreased in first quarter of 2002 from first quarter of 2001, as a 4.6% decrease in sittings partially offset by a 0.7% increase in average sales per customer. The decrease in sittings is attributable to the effects of an early Easter that historically results in reduced sittings and a decreased response to certain media targeted toward acquisition of new mothers. The increase in average sales per customer is primarily the result of a larger percentage of our customers choosing our higher-value custom offer versus our package offers.

      Included in the above mentioned sales revenues for the first quarter of 2001 is $1.7 million of pre-tax revenues that were included in the cumulative effect adjustment recorded in fiscal 2000 as discussed in Note 1 to the Consolidated Financial Statements.

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

      General corporate expenses decreased $1.1 million between the quarters due to the absence in 2002 of approximately $1.7 million of executive management repositioning costs incurred in 2001 partially offset by the incurrence of $561,000 in professional service fees associated with the final phase of the Companys strategic planning initiative.

OTHER ITEMS EFFECTING RESULTS OF OPERATIONS

      The following table sets forth certain operating information for each period and should be viewed in conjunction with the consolidated financial statements and notes included in Item 1 of this Form 10-Q/A.

                                           Twelve Weeks Ended
                                           ------------------
                                        (RESTATED)    (RESTATED)        Change
                                         April 27,     April 28,       Increase
                                           2002          2001         (Decrease)
                                           ----          ----         ----------
                                        (in thousands of dollars)
Interest expense:
  Debt                                  $      883    $    1,030         (14.3)%
  Other                                         29            39         (26.3)%
                                        ----------    ----------
   Total interest expense               $      912    $    1,069         (14.7)%
                                        ==========    ==========
Interest income:
  Investments                           $      181    $      429         (57.8)%
  Income from Preferred
    Security(1)                                207            --            --
  Revolver (1)                                  25            --            --
                                        ----------    ----------
    Total interest income               $      413    $      429          (3.7)%
                                        ==========    ==========
Other income, net:
 Other income                           $       18    $       40         (55.0)%
                                        ==========    ==========
Effective income tax rate                     39.0%         35.0%
                                        ==========    ==========

(1) See Discontinued Operations discussion below.

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

      The Company's effective income tax rate increased from 35% in fiscal 2001 to 39% in fiscal 2002. The fiscal 2001 rate was positively impacted by the reversal of balance sheet accruals related to various income tax matters.

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

Investing Activities

      Net cash used in investing activities in first quarter of 2002 of $912,000 reflect a $1.4 million decrease from the first quarter of 2001 level as lower levels of capital expenditures were only slightly offset by seasonal increases in the Loan Receivable of Prints Plus and changes in investments held by the Rabbi Trust. The seasonal increase is due to the normal post-Christmas slowdown in Prints Plus' business and the resulting increase in its borrowings under the Revolver from year-end.

Financing Activities

      Financing activities were relatively unchanged in first quarter 2002 compared to first quarter 2001. As discussed in the Company's Annual Report 10-K/A, in April 2002, the Company amended its Revolving Facility to adjust the minimum consolidated earnings before income taxes, depreciation and amortization covenant. The Company is in compliance with all covenants as amended as of April 27, 2002 and expects to be in compliance with all covenants this year.

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

Financial Condition

      Assets of the Company decreased 1.4% in first quarter of 2002 from year-end 2001 due primarily to an ordinary-course decrease in net property and equipment resulting from depreciation charges, partially offset by the seasonal post-Christmas changes in accounts receivable. Liabilities of the Company decreased 1.6% primarily as a result of seasonal decreases in accrued employment costs and other liabilities. Stockholders' equity was relatively unchanged as first quarter 2002 net earnings and increases in additional paid-in capital that resulted from issuing shares of stock under various stock-based compensation plans were offset by the payment of dividends to stockholders.

Strategic Planning Initiatives

      On June 4, 2002, the Company announced that its Board of Directors had approved management's recommendation for the recently completed strategic planning process. For additional information on the Company's strategic initiatives, refer to the Company's Form 8-K filed on June 4, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign exchange rates. The Company's debt obligations have primarily fixed interest rates; therefore, the Company's exposure to changes in interest rates is minimal. The Company's exposure to changes in foreign exchange rates relate to the Canadian operations and are also minimal as these operations constitute 6.6% of the Company's total assets and 6.2% of the Company's total sales.

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

Dated: May 15, 2003

CERTIFICATION PURSUANT OT SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, J. David Pierson, certify that:

      1. I have reviewed this quarterly report on Form 10-Q/A of CPI Corp.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: May 12, 2003

                           /s/ J. David Pierson
                           ------------------------------
                               J. David Pierson
                               Chief Executive Officer

CERTIFICATION PURSUANT OT SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gary W. Douglass, certify that:

      1. I have reviewed this quarterly report on Form 10-Q/A of CPI Corp.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: May 12, 2003

                           /s/ Gary W. Douglass
                           ------------------------------
                               Gary W. Douglass
                               Chief Financial Officer

                                   CPI CORP.

                                  EXHIBIT INDEX

                   (PAGE NUMBERS REFER TO PAPER DOCUMENT ONLY)

                                                                            Page
                                                                            ----

Exhibit 3.8   - Second Amendment to CPI Corp. Employees
                 Profit Sharing Plan and Trust (As Amended
                 and Restated Effective January 1, 1998)                      32

Exhibit 10.51 - Third Amendment to Sears contract                             33

Exhibit 10.52 - Amendment to Deferred Compensation and
                 Retirement Plan for Non-Management
                 Directors (Amended and Restated as of
                 January 28, 2000)                                            34

Exhibit 11.0  - Computation of Earnings per Common Share                   35-36

Exhibit 99.1  - Certification Pursuant to 18 U.S.C.
                 Section 1350, as Adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley
                 Act of 2002 by Chief Executive Officer                       37

Exhibit 99.2  - Certification Pursuant to 18 U.S.C.
                 Section 1350, as Adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley
                 Act of 2002 by Chief Executive Officer                       38