Form 10-Q/A
period 2002-07-20
CPI CORP
filed 2003-05-16
CIK 25354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                                    CPI CORP.

                       For the Quarter Ended July 20, 2002

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

PART 1.   FINANCIAL INFORMATION                                         PAGE(S)
                                                                        -------
Item 1.   Financial Statements
          - Interim Condensed Consolidated Balance
             Sheets as of July 20, 2002 and
             February 2, 2002                                              4-5
          - Interim Condensed Consolidated Statements of
             Operations - For the 12 and 24 Weeks Ended
             July 20, 2002 and July 21, 2001                               6-7
          - Interim Condensed Consolidated Statements
             of Changes in Stockholders' Equity and
             Comprehensive Income  For the 52 Weeks
             Ended February 2, 2002 and for the 24
             Weeks Ended July 20, 2002                                       8
          - Interim Condensed Consolidated Statements
             of Cash Flows - For the 24 Weeks Ended
             July 20, 2002 and July 21, 2001                              9-10
          - Notes to the Interim Condensed Consolidated
             Financial Statements                                        11-21

Item 2.   Management's Discussions and Analysis of
           Results of Operations, Financial Condition
           and Cash Flow                                                 22-32

Item 3.   Quantitative and Qualitative Disclosures About
           Market Risk                                                      33

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote to Security
           Holders                                                          34

Item 6.   Exhibits and Reports on Form 8-K                                  35

          Signature                                                         36

          Certifications                                                 37-38

          Index to Exhibits                                                 39

EXPLANATORY NOTE

CPI Corp. is filing this Form 10-Q/A for the quarter ended July 20, 2002 to reflect the restatement of its audited consolidated financial statements for the fiscal year ended February 2, 2002 and unaudited consolidated financial statements for the twelve and twenty-four weeks ended July 20, 2002 and July 21, 2001. The restatement resulted from the Company changing its policy for recognizing revenues to be consistent with Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. See the consolidated financial statements and Note 1 thereto included herein for a description of the restatement. This Form 10-Q/A does not attempt to modify or update any other disclosures set forth in the original filing, except as required to reflect the effects of the restatement. Additionally, this Form 10-Q/A does not purport to provide a general update or discussion of any other developments at the Company subsequent to the original filing. The filing of this Form 10-Q/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

PART 1
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS - ASSETS
(in thousands of dollars)

                                                       (RESTATED)    (RESTATED)
                                                        July 20,     February 2,
                                                          2002          2002
                                                       (UNAUDITED)
                                                       ----------    ----------
Current assets:

 Cash and cash equivalents                             $   31,572    $   46,555
 Receivables, less allowance of
  $269 and $254, respectively                               9,841         5,421
 Inventories                                               12,458        12,920
 Prepaid expenses and other current
  assets                                                    7,889         6,795
 Deferred tax assets                                        2,263         1,990
 Refundable income taxes                                    9,667         9,123
                                                       ----------    ----------
     Total current assets                                  73,690        82,804
                                                       ----------    ----------
Net property and equipment                                 58,263        63,708

Assets of business transferred under
 contractual arrangements:

   Preferred security                                       9,959        10,069
   Loan receivable                                          3,117         1,518
Assets of supplemental retirement
 plan:

   Cash surrender value of life
    insurance policies                                     10,304         9,455
   Long-term investments held in Rabbi
    Trust                                                   3,557         4,951
Other assets, net of amortization of $1,359                 9,164         9,056
                                                       ----------    ----------
     Total assets                                      $  168,054    $  181,561
                                                       ==========    ==========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS -
LIABILITIES AND STOCKHOLDERS' EQUITY
(in thousands of dollars except share and per share amounts)


                                                       (RESTATED)    (RESTATED)
                                                        July 20,     February 2,
                                                          2002          2002
                                                       (UNAUDITED)
                                                       ----------    ----------
Current liabilities:

 Current maturities of long-term debt                  $    8,580    $    8,580
 Accounts payable                                          11,774         9,741
 Accrued employment costs                                  10,448        13,538
 Deferred revenue                                          28,893        26,953
 Sales taxes payable                                        1,358         2,816
 Accrued advertising expense                                1,612         1,384
 Accrued expenses and other liabilities                     3,612         3,289
                                                       ----------    ----------
   Total current liabilities                               66,277        66,301
                                                       ----------    ----------
Long-term debt                                             34,084        42,639
Other liabilities                                           8,139        10,686
Long-term deferred revenue                                  4,830         5,891
Stockholders' equity:
 Preferred stock, no par value,
  1,000,000 shares authorized; no
  shares outstanding                                           --            --
 Preferred stock, Series A, no par
  value, 200,000 shares authorized;
  no shares outstanding                                        --            --
 Common stock, $0.40 par value,
  50,000,000 shares authorized;
  18,282,506 and 18,201,743 shares
  issued at July 20, 2002 and
  February 2, 2002, respectively                            7,313         7,281
  Additional paid-in capital                               51,137        49,845
  Retained earnings                                       229,014       231,980
  Accumulated other comprehensive
   income (loss)                                           (5,071)       (5,386)
                                                       ----------    ----------
                                                          282,393       283,720

Treasury stock at cost, 10,238,303
 shares at both July 20, 2002 and
 February 2, 2002                                        (227,642)     (227,642)
Unamortized deferred compensation-
 restricted stock                                             (27)          (34)
                                                       ----------    ----------
Total stockholders' equity                                 54,724        56,044
                                                       ----------    ----------
Total liabilities and stockholders'
 equity                                                $  168,054    $  181,561
                                                       ==========    ==========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED) Twelve weeks ended July 20, 2002 and July 21, 2001
(in thousands of dollars except share and per share amounts)

                                                          Twelve Weeks Ended
                                                       ------------------------
                                                       (RESTATED)    (RESTATED)
                                                        July 20,      July 21,
                                                          2002          2001
                                                       ----------    ----------
Net sales                                              $   57,688    $   60,291
Costs and expenses:
  Cost of sales (exclusive of
   depreciation and amortization
   expense shown below)                                     8,378         8,072
  Selling, general and
   administrative expenses                                 44,350        46,252
  Depreciation and amortization                             4,844         5,551
                                                       ----------    ----------
                                                           57,572        59,875
                                                       ----------    ----------
Income from operations                                        116           416
Interest expense                                              857         1,007
Interest income                                               694           264
Other income, net                                              24            14
                                                       ----------    ----------
Loss before income tax benefit                                (23)         (313)
Income tax benefit                                            (15)         (109)
                                                       ----------    ----------
Net loss                                               $       (8)   $     (204)
                                                       ==========    ==========
Net loss per share - diluted                           $       --    $    (0.03)
                                                       ==========    ==========
Net loss per share - basic                             $       --    $    (0.03)
                                                       ==========    ==========

Dividends per share                                    $     0.14    $     0.14
                                                       ==========    ==========
Weighted average number of common
 and common equivalent shares
 outstanding - diluted                                  8,037,591     7,790,534
                                                       ==========    ==========
Weighted average number of common
 and common equivalent shares
 outstanding - basic                                    8,037,591     7,790,534
                                                       ==========    ==========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED) Twenty-four weeks ended July 20, 2002 and July 21, 2001 (in thousands of dollars except share and per share amounts)

                                                       Twenty-four Weeks Ended
                                                       ------------------------
                                                       (RESTATED)    (RESTATED)
                                                        July 20,      July 21,
                                                          2002          2001
                                                       ----------    ----------
Net sales                                              $  117,691    $  122,467
Costs and expenses:
  Cost of sales (exclusive of
   depreciation and amortization
   expense shown below)                                    16,759        15,822
  Selling, general and
   administrative expenses                                 91,377        94,403
  Depreciation and amortization                            10,132        11,053
  Executive management repositioning
   costs                                                       --         1,733
                                                       ----------    ----------
                                                          118,268       123,011
                                                       ----------    ----------
Loss from operations                                         (577)         (544)
Interest expense                                            1,770         2,076
Interest income                                             1,107           693
Other income, net                                              42            54
                                                       ----------    ----------
Loss before income tax benefit                             (1,198)       (1,873)
Income tax benefit                                           (477)         (654)
                                                       ----------    ----------
Net loss                                               $     (721)   $   (1,219)
                                                       ==========    ==========
Net loss per share - diluted                           $    (0.09)   $    (0.16)
                                                       ==========    ==========
Net loss per share - basic                             $    (0.09)   $    (0.16)
                                                       ==========    ==========
Dividends per share                                    $     0.28    $     0.28
                                                       ==========    ==========
Weighted average number of common
 and common equivalent shares
 outstanding - diluted                                  8,035,321     7,740,278
                                                       ==========    ==========
Weighted average number of common
 and common equivalent shares
 outstanding - basic                                    8,035,321     7,740,278
                                                       ==========    ==========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (UNAUDITED) (Continued) (in thousands of dollars except share and per share amounts)
Twenty-four weeks ended July 20, 2002

                                                                     Accum                    Deferred
                                             Add'l                   other        Treasury     comp'n
                                Common      paid-in     Retained     comp'h        stock      restr'td
                                 stock      capital     earnings     income       at cost       stock        Total
                               ---------   ---------   ---------    ---------    ---------    ---------    ---------
Balance at Feb. 2, 2002,
 as restated                   $   7,281   $  49,845   $ 231,980    $  (5,386)   $(227,642)   $     (34)   $  56,044
                               ---------   ---------   ---------    ---------    ---------    ---------    ---------
Issuance of common stock
  in conjunction with
  employee benefit plans
  and option exercises
  (80,763 shares)                     32       1,292          --           --           --           --        1,324
Comprehensive income
  Net loss, as restated               --          --        (721)          --           --           --
  Foreign currency
    translation, as restated          --          --          --          315           --           --           --
  Comprehensive income,
    as restated                       --          --          --           --           --           --         (406)
Dividends (  $0.28 per
  common share)                       --          --      (2,245)          --           --           --       (2,245)
Amortization of deferred
  compensation -
  restricted stock                    --          --          --           --           --            7            7
                               ---------   ---------   ---------    ---------    ---------    ---------    ---------
Balance at July 20, 2002,
 as restated                   $   7,313   $  51,137   $ 229,014    $  (5,071)   $(227,642)   $     (27)   $  54,724
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

RECONCILIATION OF NET EARNINGS TO CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES

                                                            24 Weeks Ended
                                                       ------------------------
                                                       (RESTATED)    (RESTATED)
                                                        July 20,      July 21,
                                                          2002          2001
                                                       ----------    ----------
Net loss                                               $     (721)   $   (1,219)

Adjustments for items not requiring cash:

  Depreciation and amortization                            10,132        11,054
  Deferred income taxes                                      (209)         (743)
  Deferred revenue                                            906           193
  Post closing adjustment on preferred
   security                                                   147            --
  Accrued interest on preferred security                     (390)           --
  Other                                                    (3,495)        1,562

(Increase) decrease in current assets:

  Receivables and inventories                              (3,959)          923
  Refundable income taxes                                    (544)      (11,707)
  Prepaid expenses and other current assets                  (791)        3,544

Decrease in current liabilities:
  Accounts payable, accrued expenses and
    other liabilities                                      (1,964)         (838)
  Income taxes                                                 --        (1,067)
                                                       ----------    ----------
Cash flows (used in) provided by operating
  activities                                           $     (888)   $    1,702
                                                       ==========    ==========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (in thousands of dollars)
Twenty-four weeks ended July 20, 2002 and July 21, 2001

                                                            24 Weeks Ended
                                                       ------------------------
                                                       (RESTATED)    (RESTATED)
                                                        July 20,      July 21,
                                                          2002          2001
                                                       ----------    ----------
Cash flows (used in) provided by
 operating activities                                  $     (888)   $    1,702
                                                       ----------    ----------
Cash flows (used in) provided by
 financing activities:

  Repayment of long-term debt                              (8,580)       (8,580)
  Issuance of common stock in
   conjunction with employee benefit
   plans and option exercises                               1,324         4,580
  Cash dividends                                           (2,245)       (2,149)
  Issuance of treasury stock                                   --            62
  Purchase of treasury stock                                   --            (4)
                                                       ----------    ----------
Cash flows used in financing activities                    (9,501)       (6,091)
                                                       ----------    ----------
Cash flows (used in) provided by
 investing activities:

  Additions to property and equipment                      (4,527)       (9,756)
  Change in loan receivable                                (1,599)       (3,615)
  Purchase of investment securities in
   Rabbi Trust                                               (698)         (994)
  Proceeds from sale of investment
   securities in Rabbi Trust                                2,092         2,609
                                                       ----------    ----------
  Cash flows used in investing activities                  (4,732)      (11,756)
                                                       ----------    ----------
Effect of exchange rate changes on
 cash and cash equivalents                                    138          (140)
                                                       ----------    ----------
Net decrease in cash and cash
 equivalents                                              (14,983)      (16,285)
Cash and cash equivalents at
 beginning of period                                       46,555        38,820
                                                       ----------    ----------
Cash and cash equivalents at end of
 period                                                $   31,572    $   22,535
                                                       ==========    ==========
Supplemental cash flow information:

  Interest paid                                        $    1,920    $    2,277
                                                       ==========    ==========
  Income taxes paid                                    $      358    $    6,436
                                                       ==========    ==========

See accompanying notes to consolidated financial statements.

CPI CORP. NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1

BASIS OF PRESENTATION AND RESTATEMENT OF FINANCIAL STATEMENTS

Our consolidated balance sheet at February 2, 2002 was obtained from our audited balance sheet, as restated, as of that date. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of CPI Corp.s (the Companys) financial position as of July 20, 2002 and February 2, 2002 and the results of its operations and changes in its cash flows for the twelve and twenty-four weeks ended July 20, 2002 and July 21, 2001. Certain prior year amounts have been reclassified to conform to the first quarter 2002 presentation. Our accounting policies and certain other disclosures are set forth in the notes to our audited consolidated financial statements as of and for the year ended February 2, 2002, or in the case of restated amounts, as indicated within this Form 10-Q/A.

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

The Company changed its method of recognizing customer loyalty program fees (Smile Savers Plan fees) to defer the entire amount of the fee received and amortize it into revenues on a straight-line basis over the twenty-four month period of the customers program. Previously, the Company allocated an amount of the fee equal to published sitting fees to the initial sitting and recognized that amount upfront at the time of the initial sitting. The remainder of the Smile Savers Plan fee not recognized at the time of the initial sitting under the plan was deferred and recognized as revenue on a straight-line basis over the remaining twenty-four month period of the plan. The cumulative effect of this change in accounting principle on years prior to fiscal 2000 resulted in an after-tax adjustment to earnings of $6.8 million, which has been reflected in the results of operations for the year ended February 3, 2001. The Company recognized pre-tax revenues of $1.4 million in the second quarter of fiscal 2001 and $3.1 million in the twenty-four weeks ended July 21, 2001 that were included in the cumulative effect adjustment.

Additionally, in the first quarter of 2001, the Company reclassified certain management repositioning costs totaling $1.7 million originally recorded as a component of Other Expenses, below Income from Operations, to a separate line entitled Executive Management Repositioning Costs a component of operating income.

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

TWELVE WEEKS ENDED FISCAL 2002

                                                July 20, 2002                July 21, 2001
                                           Restated       Orig Rept     Restated       Orig Rept
                                          -----------    -----------   -----------    -----------
STATEMENT OF OPERATIONS DATA:
Net sales                                 $    57,688    $    56,660   $    60,291    $    59,071
Cost and expenses:
 Cost of sales (exclusive of
  depreciation expense shown below)             8,378          8,456         8,072          8,447
 Selling, general and administrative
  expense                                      44,350         44,103        46,252         46,067
Income (loss) from operations                     116           (743)          416           (994)
Loss before income tax benefit                    (23)          (882)         (313)        (1,723)
Income tax benefit                                (15)          (344)         (109)          (603)
Net loss                                  $        (8)   $      (538)  $      (204)   $    (1,120)
                                          ===========    ===========   ===========    ===========

Net loss per share - diluted              $        --    $     (0.07)  $     (0.03)   $     (0.14)
                                          ===========    ===========   ===========    ===========
Weighted average number of common
 and common equivalent shares
 outstanding - diluted                      8,037,591      8,037,591     7,790,534      7,790,534
                                          ===========    ===========   ===========    ===========

TWENTY-FOUR WEEKS ENDED FISCAL 2002

                                                July 20, 2002                July 21, 2001
                                           Restated       Orig Rept     Restated       Orig Rept
                                          -----------    -----------   -----------    -----------
STATEMENT OF OPERATIONS DATA:
Net sales                                 $   117,691    $   118,556   $   122,467    $   124,098
Cost and expenses:
 Cost of sales (exclusive of
  depreciation expense shown below)            16,759         16,996        15,822         16,637
 Selling, general and administrative
  expense                                      91,377         91,573        94,403         95,004
 Executive management repositioning
  costs                                            --             --         1,733             --
Income (loss) from operations                    (577)          (145)         (544)         1,403
Other income (expense), net                        42             --            54         (1,680)
Loss before income tax benefit                 (1,198)          (766)       (1,873)        (1,660)
Income tax benefit                               (477)          (299)         (654)          (581)
Net loss                                  $      (721)   $      (467)  $    (1,219)   $    (1,079)
                                          ===========    ===========   ===========    ===========

Net loss per share - diluted              $     (0.09)   $     (0.06)  $     (0.16)   $     (0.14)
                                          ===========    ===========   ===========    ===========
Weighted average number of common
 and common equivalent shares
 outstanding - diluted                      8,035,321      8,035,321     7,740,278      7,740,278
                                          ===========    ===========   ===========    ===========

FISCAL 2002

                                                July 20, 2002                July 21, 2001
                                           Restated       Orig Rept     Restated       Orig Rept
                                          -----------    -----------   -----------    -----------
BALANCE SHEET DATA:
ASSETS:

 Receivables, less allowance              $     9,841    $    12,523   $     5,421    $     8,417
 Inventories                                   12,458          8,882        12,920          9,510
 Prepaid expenses and other current
  assets                                        7,889          5,068         6,795          4,257
 Deferred tax assets                            2,263             --         1,990             --
 Total current assets                          73,690         67,712        82,804         77,862
 Other assets, net                              9,164          5,612         9,056          5,239
 Total assets                             $   168,054    $   158,524   $   181,561    $   172,802
                                          ===========    ===========   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
 Deferred revenue                              28,893          9,664        26,953          9,529
 Accrued expenses and other
  liabilities                                   3,612          4,615         3,289          4,134
 Total current liabilities                     66,277         48,051        66,301         49,722
 Long-term deferred revenue                     4,830          3,241         5,891          3,677
 Retained earnings                            229,014        239,303       231,980        242,015
 Accumulated other comprehensive
  income (loss)                                (5,071)        (5,075)       (5,386)        (5,387)
 Total stockholders' equity                    54,724         65,009        56,044         66,078
 Total liabilities and stockholders'
  equity                                  $   168,054    $   158,524   $   181,561    $   172,802
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

SELECTED INDUSTRY SEGMENT INFORMATION (in thousands of dollars)

                                                          Twelve Weeks Ended
                                                       ------------------------
                                                       (RESTATED)    (RESTATED)
                                                        July 20,      July 21,
                                                          2002          2001
                                                       ----------    ----------
NET SALES:
  Portrait Studios                                     $   57,204    $   60,229
  Technology Development                                    1,296         1,431
  Intersegment sales                                         (812)       (1,369)
                                                       ----------    ----------
                                                       $   57,688    $   60,291
                                                       ==========    ==========
INCOME (LOSS) FROM OPERATIONS:
 Portrait Studios                                      $    3,375    $    3,153
 Technology Development                                       (31)           75
 Corporate expense                                         (3,228)       (2,812)
                                                       ----------    ----------
                                                       $      116    $      416
                                                       ==========    ==========

SELECTED INDUSTRY SEGMENT INFORMATION (in thousands of dollars)

                                                       Twenty-four Weeks Ended
                                                       ------------------------
                                                       (RESTATED)    (RESTATED)
                                                        July 20,      July 21,
                                                          2002          2001
                                                       ----------    ----------
NET SALES:
  Portrait Studios                                     $  116,940    $  122,391
  Technology Development                                    2,172         1,445
  Intersegment sales                                       (1,421)       (1,369)
                                                       ----------    ----------
                                                       $  117,691    $  122,467
                                                       ==========    ==========
INCOME (LOSS) FROM OPERATIONS:
 Portrait Studios                                      $    6,650    $    7,637
 Technology Development                                      (445)         (691)
 Corporate expense                                         (6,782)       (7,490)
                                                       ----------    ----------
                                                       $     (577)   $     (544)
                                                       ==========    ==========
SEGMENT ASSETS:
 Portrait Studios                                      $   87,492    $   93,258
 Technology Development                                     1,905           901
 Corporate cash and cash
  equivalents                                              31,572        22,535
 Corporate other                                           47,085        54,161
                                                       ----------    ----------
                                                       $  168,054    $  170,855
                                                       ==========    ==========

GEOGRAPHIC FINANCIAL INFORMATION

                                                          Twelve Weeks Ended
                                                       ------------------------
                                                       (RESTATED)    (RESTATED)
                                                        July 20,      July 21,
                                                          2002          2001
                                                       ----------    ----------
NET SALES:
 United States                                         $   53,543    $   56,251
 Canada                                                     4,145         4,040
                                                       ----------    ----------
                                                       $   57,688    $   60,291
                                                       ==========    ==========

                                                       Twenty-four Weeks Ended
                                                       ------------------------
                                                       (RESTATED)    (RESTATED)
                                                        July 20,      July 21,
                                                          2002          2001
                                                       ----------    ----------
NET SALES:
 United States                                         $  109,841    $  114,450
 Canada                                                     7,850         8,017
                                                       ----------    ----------
                                                       $  117,691    $  122,467
                                                       ==========    ==========
LONG-LIVED ASSETS:
 United States                                         $   89,394    $   99,293
 Canada                                                     4,970         5,350
                                                       ----------    ----------
                                                       $   94,364    $  104,643
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

                                Twelve Weeks Ended        Twenty-Four Weeks Ended
                             -----------------------------------------------------
                                (in thousands of dollars, except per share data)

                              (RESTATED)  (RESTATED)        (RESTATED)   (RESTATED)
                               July 20,    July 21,          July 20,     July 21,
                                 2002        2001              2002         2001
                               --------   ---------         ---------    ----------
Reported net loss              $    (8)   $   (204)         $   (721)    $  (1,219)
Add: Goodwill amortization,
      net of tax                    --          16                --            32
                               -------    --------          --------     ---------
Adjusted net loss              $    (8)   $   (188)         $   (721)    $  (1,187)
                               =======    ========          ========     =========
Diluted loss per share:
  Reported net loss            $    --    $  (0.03)         $  (0.09)    $   (0.16)
  Goodwill amortization,
    net of tax                      --          --                --          0.01
                               -------    --------          --------     ---------
  Adjusted net loss per share  $    --    $  (0.03)         $  (0.09)    $   (0.15)
                               =======    ========          ========     =========
Basic loss per share:
  Reported net loss            $    --    $  (0.03)         $  (0.09)    $   (0.16)
  Goodwill amortization,
    net of tax                      --          --                --          0.01
                               -------    --------          --------     ---------
  Adjusted net loss per share  $    --    $  (0.03)         $  (0.09)    $   (0.15)
                               =======    ========          ========     =========

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

Note 5

      As discussed in the Company's Annual Report on Form 10-K/A,the Company has a $60.0 million Senior Note Agreement and $30.0 million Revolving Facility. In April 2002, the Company amended its Revolving Facility to adjust the minimum consolidated earnings before income taxes, depreciation and amortization ("EBITDA") covenant. As of July 20, 2002, the Company was in compliance with all covenants under both the amended Revolving Facility and the Senior Note Agreement, and expects to be in compliance with the covenants under the Senior Note Agreement for the remainder of this year.

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

      All comparisons and references in this Form 10-Q/A to results for the fiscal years 2002 and 2001 are to the restated results. See Note 1 to the consolidated financial statements contained in Item 1.

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

RESULTS OF OPERATIONS

TWELVE WEEKS ENDED JULY 20, 2002 COMPARED TO TWELVE WEEKS ENDED
 JULY 21, 2001

Net Sales and Income (Loss) From Operations

      The following table sets forth certain operating information for each period and should be viewed in conjunction with the consolidated financial statements and notes included in Item 1 of this Form 10-Q/A.

                                           Twelve Weeks Ended
                                           ------------------
                                         (RESTATED)    (RESTATED)      Change
                                          July 20,      July 21,       Increase
                                            2002          2001        (Decrease)
                                        ----------    ----------      ----------
                                       (in thousands of dollars
                                      except sittings and average
                                           sale per customer)
Net sales:

  Portrait Studios                      $   57,204    $   60,229          (5.0)%
  Technology Development                     1,296         1,431          (9.4)%
  Intersegment sales                          (812)       (1,369)        (40.7)%
                                        ----------    ----------
                                        $   57,688    $   60,291          (4.3)%
                                        ==========    ==========
Operating earnings (losses):
  Portrait Studios                      $    3,375    $    3,153           7.0%
  Technology Development                       (31)           75        (141.3)%
                                        ----------    ----------
    Total operating earnings                 3,344         3,228           3.6%
                                        ----------    ----------
General corporate expenses                   3,228         2,812          14.8%
                                        ----------    ----------
Income from operations                  $      116    $      416         (72.1)%
                                        ==========    ==========
Sittings:

   Custom                                  570,379       523,838           8.9%
   Package                                 358,463       470,480         (23.8)%
                                        ----------    ----------
                                           928,842       994,318          (6.6)%
                                        ==========    ==========
Average sales per customer
 sitting:

   Custom                               $    71.43    $    71.60          (0.2)%
   Package                              $    45.83    $    48.35          (5.2)%
   Overall                              $    61.55    $    60.60           1.6%

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

      Included in the above mentioned sales revenues for the second quarter of 2001 is $1.4 million of pre-tax revenues that were included in the cumulative effect adjustment recorded in fiscal 2000 as discussed in Note 1 to the Consolidated Financial Statements.

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

                                           Twelve Weeks Ended
                                           ------------------
                                                                        Change
                                         July 20,      July 21,        Increase
                                           2002          2001         (Decrease)
                                        ----------    ----------      ----------
                                        (in thousands of dollars)
Interest expense:

  Debt                                  $      823    $      969         (15.0)%
  Other                                         34            38          (9.4)%
                                        ----------    ----------
    Total interest expense              $      857    $    1,007         (14.8)%
                                        ==========    ==========
Interest income:

  Investments                           $      167    $      264         (36.6)%
  Interest on tax refund                       297            --            --
  Income from Preferred
    Security (1)                               189            --            --
  Revolver (1)                                  41            --            --
                                        ----------    ----------
    Total interest income               $      694    $      264         162.8%
                                        ==========    ==========

Other income, net:                      $       24    $       14          71.4%
                                        ==========    ==========

Effective income tax rate                     39.0%         35.0%
                                        ==========    ==========

(1) See Discontinued Operations discussion on page 29.

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

RESULTS OF OPERATIONS

TWENTY-FOUR WEEKS ENDED JULY 20, 2002 COMPARED TO TWENTY-FOUR
 WEEKS ENDED JULY 21, 2001

Net Sales and Income From Operations

      The following table sets forth certain operating information for each period and should be viewed in conjunction with the consolidated financial statements and notes included in Item 1 of this Form 10-Q/A.

                                         Twenty-four Weeks Ended
                                         -----------------------
                                         (RESTATED)    (RESTATED)       Change
                                          July 20,      July 21,       Increase
                                            2002          2001        (Decrease)
                                        ----------    ----------      ----------
                                       (in thousands of dollars
                                      except sittings and average
                                           sale per customer)

Net sales:

  Portrait Studios                      $  116,940    $  122,391          (4.5)%
  Technology Development                     2,172         1,445          50.3%
  Intersegment sales                        (1,421)       (1,369)          3.8%
                                        ----------    ----------
                                        $  117,691    $  122,467          (3.9)%
                                        ==========    ==========
Operating earnings (losses):
  Portrait Studios                      $    6,650    $    7,637         (12.9)%
  Technology Development                      (445)         (691)        (35.6)%
                                        ----------    ----------
    Total operating earnings                 6,205         6,946         (10.7)%
                                        ----------    ----------
General corporate expenses                   6,782         7,490           9.5%
                                        ----------    ----------
Income (loss) from operations           $     (577)   $     (544)         (6.1)%
                                        ==========    ==========
Sittings:

   Custom                                1,160,433     1,018,872          13.9%
   Package                                 782,856     1,038,943         (24.6)%
                                        ----------    ----------
                                         1,943,289     2,057,815          (5.6)%
                                        ==========    ==========
Average sales per customer
 sitting:

   Custom                               $    69.44    $    72.05          (2.9)%
   Package                              $    45.66    $    47.09          (3.0)%
   Overall                              $    60.16    $    59.45           1.2%

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

      Included in the above mentioned sales revenues for the twenty-four weeks ended July 21, 2001 is $3.1 million of pre-tax revenues that were included in the cumulative effect adjustment recorded in fiscal 2000 as discussed in Note 1 to the Consolidated Financial Statements.

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

      General corporate expenses decreased $708,000 between first half of 2002 compared to first half of 2001 due to the absence in 2002 of approximately $1.7 million of executive management repositioning costs incurred in 2001, partially offset by the incurrence in 2002 of $649,000 in professional service fees associated with the final phase of the Company's strategic planning initiative and due to increases in supplemental retirement benefit plan costs.

Other Items Effecting Results of Operations

     The following table sets forth certain operating information for each period and should be viewed in conjunction with the consolidated financial statements and notes included in
Item 1 of this Form 10-Q/A.

                                         Twenty-four Weeks Ended
                                         -----------------------
                                                                        Change
                                         July 20,      July 21,        Increase
                                           2002          2001         (Decrease)
                                        ----------    ----------      ----------
                                        (in thousands of dollars)
Interest expense:
  Debt                                  $    1,706    $    1,999         (14.7)%
  Other                                         64            77         (18.0)%
                                        ----------    ----------
    Total interest expense              $    1,770    $    2,076         (14.8)%
                                        ==========    ==========
Interest income:
  Investments                           $      348    $      693         (49.7)%
  Interest on tax refund                       297            --            --
  Income from Preferred
    Security (1)                               396            --            --
  Revolver (1)                                  66            --            --
                                        ----------    ----------
    Total interest income               $    1,107    $      693          59.7%
                                        ==========    ==========
Other income, net,
  as restated                           $       42    $       54         (22.2)%
                                        ==========    ==========
Effective income tax rate                     39.0%         35.0%
                                        ==========    ==========

(1)   See Discontinued Operations discussion on page 29.

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

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Operating Activities

      Net cash used in operating activities in the first half of 2002 of $888,000 decreased $2.6 million from the $1.7 million in cash provided by operating activities recorded in the first half of 2001 due to changes in various deferred and refundable income taxes relating to the net operating loss carrybacks that resulted from the sale of Prints Plus in second quarter of 2001 and a change in receivables that resulted from a change in settlement methods with Sears Roebuck and Company ("Sears") in second quarter of 2002. The settlement method change resulted from a recent amendment to the Company's Sears agreement that now allows credit card transactions to be processed directly through Sears, thereby reducing credit card processing fees paid to third-party vendors but resulting in an slight increase in the receivable from Sears.

Financing Activities

      Net cash used in financing activities in the first half of 2002 of $9.5 million increased $3.4 million from the $6.1 million recorded in the first half of 2001 due to a decrease in funds provided by the issuance of common stock in conjunction with employee benefit plans and option exercises in 2001 not being repeated in 2002.

      As discussed in the Company's Annual Report on Form 10-K/A, the Company has a $60.0 million Senior Note Agreement and $30.0 million Revolving Facility. In April 2002, the Company amended its Revolving Facility to adjust the minimum consolidated earnings before income taxes, depreciation and amortization ("EBITDA") covenant. As of July 20, 2002, the Company was in compliance with all covenants under both the amended Revolving Facility and the Senior Note Agreement, and expects to be in compliance with the covenants under the Senior Note Agreement for the remainder of this year.

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

Financial Condition

      Assets of the Company decreased 7.4% in the first half of 2002 from year-end 2001 due primarily to an ordinary-course decrease in net property and equipment resulting from depreciation charges exceeding property and equipment additions and decreases in cash and cash equivalents resulting from the second scheduled principal payment in June 2002 of $8.6 million of the Company's long-term debt and seasonal cash needs.

      Liabilities of the Company decreased 9.7% primarily as a result of the $8.6 million debt repayment in June 2002 and seasonal decreases in accrued employment costs and other liabilities.

      Stockholders' equity decreased 2.5% at the end of the first half of 2002 from year-end 2001 reflecting the year-to-date 2002 net losses and payments of dividends to stockholders, offset by increases in additional paid-in capital that resulted from issuing shares of stock in conjunction with employee benefit plans and option exercises.

Strategic Planning Initiatives

      On June 4, 2002, the Company announced that its Board of Directors had approved management's recommendation for the recently completed strategic planning process. For additional information on the Company's strategic initiatives, refer to the Company's Form 8-K filed on June 4, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign exchange rates. The Company's debt obligations have primarily fixed interest rates; therefore, the Company's exposure to changes in interest rates is minimal. The Company's exposure to changes in foreign exchange rates relates to the Canadian operations, which is minimal, as these operations constitute 6.6%of the Company's total assets and 6.7% of the Company's total sales.

PART II     OTHER INFORMATION

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) EXHIBITS

            The following exhibits are being filed as part of this Report:

            Exhibit 10.53 - Fifth Amendment to Revolving Credit
                             Agreement

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

Dated:  May 15, 2003

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

Date: May 12, 2003

                           /s/ Gary W. Douglass
                           ------------------------------
                               Gary W. Douglass
                               Chief Financial Officer

CPI CORP.

                                  EXHIBIT INDEX

                   (PAGE NUMBERS REFER TO PAPER DOCUMENT ONLY)

Exhibit 11.0  - Computation of Earnings Per Common
                 Share                                                    40-42

Exhibit 99.1  - Certification Pursuant to 18 U.S.C.
                 Section 1350, as Adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley Act
                 of 2002 by Chief Executive Officer                          43

Exhibit 99.2  - Certification Pursuant to 18 U.S.C.
                 Section 1350, as Adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley Act
                 of 2002 by Chief Financial Officer                          44