Form 10-Q/A
period 2002-11-09
CPI CORP
filed 2003-05-16
CIK 25354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION PRIVATE
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                                    CPI CORP.

                     For the Quarter Ended November 9, 2002

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

                                                                        PAGE(S)
                                                                        -------
PART 1.   FINANCIAL INFORMATION


Item 1.   Financial Statements
          - Interim Condensed Consolidated Balance
             Sheets as of November 9, 2002 and
             February 2, 2002                                               4-5

          - Interim Condensed Consolidated Statements of
             Operations - For the 16 and 40 Weeks Ended
             November 9, 2002 and November 10, 2001                         6-7

          - Interim Condensed Consolidated Statements
             of Changes in Stockholders' Equity and
             Comprehensive Income - For the 40 Weeks
             Ended November 9, 2002                                           8

          - Interim Condensed Consolidated Statements
             of Cash Flows - For the 40 Weeks Ended
             November 9, 2002 and November 10, 2001                        9-10

          - Notes to the Interim Condensed Consolidated
             Financial Statements                                         11-21

Item 2.   - Management's Discussions and Analysis,
             Financial Condition and Results of
             Operations                                                   22-33

Item 3.   Quantitative and Qualitative Disclosures About
           Market Risk                                                       34

Item 4.   Controls and Procedures                                            34

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                   35

Signature                                                                    36

Certifications                                                            37-40

Index to Exhibits                                                            41

EXPLANATORY NOTE

CPI Corp. is filing this Form 10-Q/A for the quarter ended November 9, 2002 to reflect the restatement of its audited consolidated financial statements for the fiscal year ended February 2, 2002 and unaudited consolidated financial statements for the sixteen and forty weeks ended November 9, 2002 and November 10, 2001. The restatement resulted from the Company changing its policy for recognizing revenues to be consistent with Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" See the consolidated financial statements and Note 1 thereto included herein for a description of the restatement. This Form 10-Q/A does not attempt to modify or update any other disclosures set forth in the original filing, except as required to reflect the effects of the restatement. Additionally, this Form 10-Q/A does not purport to provide a general update or discussion of any other developments at the Company subsequent to the original filing. The filing of this Form 10-Q/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

PART 1
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS - ASSETS
(in thousands of dollars)

                                                       (RESTATED)    (RESTATED)
                                                       November 9,   February 2,
                                                          2002          2002
                                                       (UNAUDITED)
                                                       -----------   -----------
Current assets:
 Cash and cash equivalents                             $   25,343    $   46,555
 Receivables, less allowance of
 $25 and $254, respectively                                16,848         5,421
 Inventories                                               16,484        12,920
 Prepaid expenses and other current
  assets                                                   11,608         6,795
 Refundable income taxes                                   11,305         9,123
 Deferred tax assets                                        4,386         1,990
                                                       ----------    ----------
     Total current assets                                  85,974        82,804
                                                       ----------    ----------
Net property and equipment                                 51,493        63,708

Assets of business transferred under
 contractual arrangements:
   Preferred security                                      10,221        10,069
   Loan receivable                                          4,710         1,518
Assets of supplemental retirement
 plan:
   Cash surrender value of life
    insurance policies (net of
    borrowings of $1,595, as of
    November 9, 2002)                                       9,196         9,455
   Long-term investments held in Rabbi
    Trust                                                   4,846         4,951
Other assets, net of amortization of 1,359                  9,099         9,056
                                                       ----------    ----------
     Total assets                                      $  175,539    $  181,561
                                                       ==========    ==========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS -
LIABILITIES AND STOCKHOLDERS' EQUITY
(in thousands of dollars except share and per share amounts)

                                                       (RESTATED)    (RESTATED)
                                                       November 9,   February 2,
                                                          2002          2002
                                                       (UNAUDITED)
                                                       -----------   -----------
Current liabilities:
 Current maturities of long-term debt                  $    8,580    $    8,580
 Accounts payable                                          14,380         9,741
 Accrued employment costs                                  11,101        13,538
 Deferred revenue                                          36,743        26,953
 Sales taxes payable                                        2,744         2,816
 Accrued advertising expense                                3,927         1,384
 Accrued expenses and other liabilities                     4,391         3,289
                                                       ----------    ----------
   Total current liabilities                               81,866        66,301
                                                       ----------    ----------
Long-term debt                                             34,103        42,639
Other liabilities                                           9,047        10,686
Long-term deferred revenue                                  4,575         5,891
Stockholders' equity:
 Preferred stock, no par value,
  1,000,000 shares authorized; no
  shares outstanding                                           --            --
 Preferred stock, Series A, no par
  value, 200,000 shares authorized;
  no shares outstanding                                        --            --
 Common stock, $0.40 par value,
  50,000,000 shares authorized;
  18,282,506 and 18,201,743 shares
  issued at November 9, 2002 and
  February 2, 2002, respectively                            7,313         7,281
  Additional paid-in capital                               51,137        49,845
  Retained earnings                                       220,386       231,980
  Accumulated other comprehensive
   income                                                  (5,223)       (5,386)
                                                       ----------    ----------
                                                          273,613       283,720

Treasury stock at cost, 10,238,303
 shares at both November 9, 2002 and
 February 2, 2002                                        (227,642)     (227,642)
Unamortized deferred compensation-
 restricted stock                                             (23)          (34)
                                                       ----------    ----------
Total stockholders' equity                                 45,948        56,044
                                                       ----------    ----------
Total liabilities and stockholders'
 equity                                                $  175,539    $  181,561
                                                       ==========    ==========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED) Sixteen weeks ended November 9, 2002 and November 10, 2001 (in thousands of dollars except share and per share amounts)

                                                       (RESTATED)    (RESTATED)
                                                         Sixteen Weeks Ended
                                                       ------------------------
                                                         Nov. 9,      Nov. 10,
                                                          2002          2001
                                                       ----------    ----------
Net sales                                              $   81,111    $   86,357
Costs and expenses:
  Cost of sales (exclusive of
   depreciation and amortization
   expense shown below)                                    10,691        11,042
  Selling, general and
   administrative expenses                                 71,554        72,246
  Depreciation and amortization                             5,865         7,247
  Other charges and
   impairments                                              4,816           480
                                                       ----------    ----------
                                                           92,926        91,015
                                                       ----------    ----------
Loss from operations                                      (11,815)       (4,658)
Interest expense                                            1,023         1,228
Interest income                                               501           619
Other income (expense), net                                    37          (372)
                                                       ----------    ----------
Loss before income tax
 benefit                                                  (12,300)       (5,639)
Income tax benefit                                         (4,800)       (2,046)
                                                       ----------    ----------
Net loss                                               $   (7,500)   $   (3,593)
                                                       ==========    ==========
Net loss per share-diluted                             $     (.93)   $     (.45)
                                                       ==========    ==========
Net loss per share-basic                               $     (.93)   $     (.45)
                                                       ==========    ==========
Dividends per share                                    $     0.14    $     0.14
                                                       ==========    ==========
Weighted average number of common
 and common equivalent shares
 outstanding - diluted                                  8,044,203     7,912,532
                                                       ==========    ==========
Weighted average number of common
 and common equivalent shares
 outstanding - basic                                    8,044,203     7,912,532
                                                       ==========    ==========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
Forty weeks ended November 9, 2002 and November 10, 2001
(in thousands of dollars except share and per share amounts)

                                                       (RESTATED)    (RESTATED)
                                                          Forty Weeks Ended
                                                       ------------------------
                                                         Nov. 9,      Nov. 10,
                                                          2002          2001
                                                       ----------    ----------

Net sales                                              $  198,802    $  208,824
Costs and expenses:
  Cost of sales (exclusive of
   depreciation and amortization
   expense shown below)                                    27,450        26,864
Selling, general and
   administrative expenses                                162,933       166,649
 Depreciation and amortization                             15,996        18,300
 Other charges and
  impairments                                               4,816         2,213
                                                       ----------    ----------
                                                          211,195       214,026
                                                       ----------    ----------
Loss from operations                                      (12,393)       (5,202)
Interest expense                                            2,793         3,304
Interest income                                             1,608         1,313
Other income (expense), net                                    79          (319)
                                                       ----------    ----------
Loss before income tax benefit                            (13,499)       (7,512)
Income tax benefit                                         (5,277)       (2,700)
                                                       ----------    ----------
Net loss                                               $   (8,222)   $   (4,812)
                                                       ==========    ==========
Net loss per share - diluted                           $    (1.02)   $    (0.62)
                                                       ==========    ==========
Net loss per share - basic                             $    (1.02)   $    (0.62)
                                                       ==========    ==========
Dividends per share                                    $     0.42    $     0.42
                                                       ==========    ==========
Weighted average number of common
 and common equivalent shares
 outstanding - diluted                                  8,038,874     7,809,179
                                                       ==========    ==========
Weighted average number of common
 and common equivalent shares
 outstanding - basic                                    8,038,874     7,809,179
                                                       ==========    ==========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (UNAUDITED) (in thousands of dollars except share and per share amounts)
Forty weeks ended November 9, 2002

                                                                     Accum                    Deferred
                                             Add'l                   other        Treasury     comp'n
                                Common      paid-in     Retained     comp'h        stock      restr'td
                                 stock      capital     earnings     income       at cost       stock        Total
                               ---------   ---------   ---------    ---------    ---------    ---------    ---------
Balance at Feb. 2, 2002,
 as restated                   $   7,281   $  49,845   $ 231,980    $  (5,386)   $(227,642)   $     (34)   $  56,044
                               ---------   ---------   ---------    ---------    ---------    ---------    ---------
Issuance of common stock
  in conjunction with
  employee benefit plans
  and option exercises
  (80,763 shares)                     32       1,292          --           --           --           --        1,324
Comprehensive income:
  Net loss, as restated               --          --      (8,222)          --           --           --
  Foreign currency
     translation, as restated-        --          --          --          163           --
  Comprehensive income,
   as restated                        --          --          --           --           --           --       (8,059)
Dividends ($0.42 per
  common share)                       --          --      (3,372)          --           --           --       (3,372)
Amortization of deferred
  compensation -
  restricted stock                    --          --          --           --           --           11           11
                               ---------   ---------   ---------    ---------    ---------    ---------    ---------
Balance at Nov. 9, 2002,
 as restated                   $   7,313   $  51,137   $ 220,386    $  (5,223)   $(227,642)   $     (23)   $  45,948
                               =========   =========   =========    =========    =========    =========    =========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (in thousands of dollars)
Forty weeks ended November 9, 2002 and November 10, 2001

RECONCILIATION OF NET EARNINGS (LOSS) TO CASH FLOWS PROVIDED BY (USED
IN) OPERATING ACTIVITIES

                                                       (RESTATED)    (RESTATED)
                                                            40 Weeks Ended
                                                       ------------------------
                                                         Nov. 9,      Nov. 10,
                                                          2002          2001
                                                       ----------    ----------
Net loss                                               $   (8,222)   $   (4,812)

Adjustments for items not requiring cash:
  Depreciation and amortization                            15,996        18,300
  Deferred income taxes                                    (3,332)        3,455
  Deferred revenue                                          7,431         8,354
  Post-closing adjustment on preferred
   security                                                   147            --
  Accrued interest on preferred security                     (652)         (305)
  Impairment loss                                           4,436            --
  Other                                                    (3,138)        1,336

Increase (decrease) in current assets:
  Receivables and inventories                             (14,991)      (10,226)
  Refundable income taxes                                  (2,182)      (11,832)
  Prepaid expenses and other current assets                (2,374)       (2,427)

Increase (decrease) in current liabilities:
  Accounts payable, accrued expenses and
    other liabilities                                       5,775         8,644
  Income taxes                                                 --        (1,067)
                                                       ----------    ----------
Cash flows provided by (used in)operating
  activities                                           $   (1,106)   $    9,420
                                                       ==========    ==========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (in thousands of dollars)
Forty weeks ended November 9, 2002 and November 10, 2001

                                                            40 Weeks Ended
                                                       ------------------------
                                                         Nov. 9,      Nov. 10,
                                                          2002          2001
                                                       ----------    ----------
Cash flows provided by (used in)
 operating activities                                  $   (1,106)   $    9,420
                                                       ----------    ----------
Cash flows (used in) provided by
 financing activities:
  Repayment of long-term debt                              (8,580)       (8,580)
  Proceeds from borrowing against cash
  surrender value of life insurance                         1,595            --
 Issuance of common stock in
   conjunction with employee benefit
   plans and option exercises                               1,324         5,066
  Cash dividends                                           (3,372)       (3,255)
  Issuance of treasury stock                                   --            62
  Purchase of treasury stock                                   --            (4)
                                                       ----------    ----------
Cash flows used in financing activities                    (9,033)       (6,711)
                                                       ----------    ----------
Cash flows (used in) provided by
 investing activities:
  Additions to property and equipment, net                 (8,054)      (14,701)
  Change in loan receivable                                (3,192)       (5,171)
  Purchase of investment securities in
   Rabbi Trust                                             (2,544)       (1,909)
  Proceeds from sale of investment
   securities in Rabbi Trust                                2,649         3,654
                                                       ----------    ----------
  Cash flows used in investing
   activities                                             (11,141)      (18,127)
                                                       ----------    ----------
Effect of exchange rate changes on
 cash and cash equivalents                                     68          (303)
                                                       ----------    ----------
Net decrease in cash and cash
 equivalents                                              (21,212)      (15,721)
Cash and cash equivalents at
 beginning of period                                       46,555        38,820
                                                       ----------    ----------
Cash and cash equivalents at end of
 period                                                $   25,343    $   23,099
                                                       ==========    ==========
Supplemental cash flow information:

  Interest paid                                        $    1,920    $    2,302
                                                       ==========    ==========
  Income taxes paid                                    $      778    $    6,794
                                                       ==========    ==========

See accompanying notes to consolidated financial statements.

CPI CORP. NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1

BASIS OF PRESENTATION AND RESTATEMENT OF FINANCIAL STATEMENTS

Our consolidated balance sheet at February 2, 2002 was obtained from our audited balance sheet, as restated, as of that date. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of CPI Corp.'s ("the Company's") financial position as of November 9, 2002 and February 2, 2002 and the results of its operations for the sixteen and forty weeks ended November 9, 2002 and November 10, 2001 and changes in its cash flows for the forty weeks ended November 9, 2002 and November 10, 2001. Certain prior year amounts have been reclassified to conform to the first quarter 2002 presentation. Our accounting policies and certain other disclosures are set forth in the notes to our audited consolidated financial statements as of and for the year ended February 2, 2002, or in the case of restated amounts, as indicated within this Form 10-Q/A.

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

The Company changed its method of recognizing customer loyalty program fees (Smile Savers Plan (r) fees) to defer the entire amount of the fee received and amortize it into revenues on a straight-line basis over the twenty-four month period of the customer's program. Previously, the Company allocated an amount of the fee equal to published sitting fees to the initial sitting and recognized that amount upfront at the time of the initial sitting. The remainder of the Smile Savers Plan (r) fee not recognized at the time of the initial sitting under the plan was deferred and recognized as revenue on a straight-line basis over the remaining twenty-four month period of the plan. The cumulative effect of this change in accounting principle on years prior to fiscal 2000 resulted in an after-tax adjustment to earnings of $6.8 million, which has been reflected in the results of operations for the year ended February 3, 2001. The Company recognized pre-tax revenues of $1.2 million in the third quarter of fiscal 2001 and $4.3 million in the forty weeks ended November 10, 2001 that were included in the cumulative effect adjustment.

Additionally, in the first quarter of 2001, the Company reclassified certain management repositioning costs totaling $1.7 million originally recorded as a component of Other Expenses, below Income from Operations, to a separate line entitled "Other Charges and Impairments", a component of operating income.

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

                                                             SIXTEEN WEEKS ENDED FISCAL 2002
                                                 --------------------------------------------------------
                                                        Nov.9, 2002                  Nov.10, 2001
                                                  Restated       Orig Rept      Restated       Orig Rept
                                                 -----------    -----------    -----------    -----------
STATEMENT OF OPERATIONS DATA:
Net sales                                        $    81,111    $    90,190    $    86,357    $    96,872
Cost and expenses:
 Cost of sales (exclusive of
  depreciation expense shown below)                   10,691         12,132         11,042         12,774
 Selling, general and administrative expense          71,554         74,406         72,246         75,749
 Other charges and impairments                         4,816          4,436            480             --
Income (loss) from operations                        (11,815)        (6,649)        (4,658)         1,102
Earnings (loss) before income tax
 expense                                             (12,300)        (7,134)        (5,639)           121
Income tax benefit                                    (4,800)        (2,782)        (2,046)           (32)
Net earnings (loss)                                   (7,500)        (4,352)        (3,593)           153
                                                 ===========    ===========    ===========    ===========

Net earnings (loss) per share - diluted          $     (0.93)   $     (0.54)   $     (0.45)   $      0.02
                                                 ===========    ===========    ===========    ===========
Weighted average number of common
 and common equivalent shares
 outstanding - diluted                             8,044,203      8,044,203      7,912,532      7,982,501
                                                 ===========    ===========    ===========    ===========

                                                              FORTY WEEKS ENDED FISCAL 2002
                                                 --------------------------------------------------------
                                                        Nov.9, 2002                  Nov.10, 2001
                                                  Restated       Orig Rept      Restated       Orig Rept
                                                 -----------    -----------    -----------    -----------

STATEMENT OF OPERATIONS DATA:
Net sales                                        $   198,802    $   208,746    $   208,824    $   220,970
Cost and expenses:
 Cost of sales (exclusive of
  depreciation expense shown below)                   27,450         29,136         26,864         29,411
 Selling, general and administrative expense         162,933        165,972        166,649        170,754
 Other charges and impairments                         4,816          4,436          2,213             --
Income (loss) from operations                        (12,393)        (6,794)        (5,202)         2,505
Other income (expense), net                               79             79           (319)        (2,052)
Loss before income tax
 benefit                                             (13,499)        (7,900)        (7,512)        (1,538)
Income tax benefit                                    (5,277)        (3,081)        (2,700)          (613)
Net loss                                              (8,222)        (4,819)        (4,812)          (925)
                                                 ===========    ===========    ===========    ===========

Net loss per share - diluted                     $     (1.02)   $     (0.60)   $     (0.62)   $     (0.12)
                                                 ===========    ===========    ===========    ===========
Weighted average number of common
 and common equivalent shares
 outstanding - diluted                             8,038,874      8,038,874      7,809,179      7,809,179
                                                 ===========    ===========    ===========    ===========

                                                                      FISCAL 2002
                                                 --------------------------------------------------------
                                                        Nov.9, 2002                  Feb 02, 2002
                                                  Restated       Orig Rept      Restated       Orig Rept
                                                 -----------    -----------    -----------    -----------
BALANCE SHEET DATA:
ASSETS:
 Receivables, less allowance                     $    16,848    $    20,968    $     5,421    $     8,417
 Inventories                                          16,484         10,656         12,920          9,510
 Prepaid expenses and other current
  assets                                              11,608          7,668          6,795          4,257
 Deferred tax assets                                   4,386             --          1,990             --
 Total current assets                                 85,974         75,940         82,804         77,862
 Other assets, net                                     9,099          5,655          9,056          5,239
 Total Assets                                    $   175,539    $   162,061    $   181,561    $   172,802
                                                 ===========    ===========    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
 Deferred revenue                                     36,743          9,860         26,953          9,529
 Accrued expenses and other
  liabilities                                          4,391          5,949          3,289          4,134
 Total current liabilities                            81,866         56,541         66,301         49,722
 Long-term deferred revenue                            4,575          3,002          5,891          3,677
 Retained earnings                                   220,386        233,824        231,980        242,015
 Accumulated other comprehensive
  loss                                                (5,223)        (5,241)        (5,386)        (5,387)
 Total stockholders' equity                           45,948         59,368         56,044         66,078
 Total liabilities and stockholders'
  equity                                         $   175,539    $   162,061    $   181,561    $   172,802
                                                 ===========    ===========    ===========    ===========

Note 2

      The Company has operations in two business segments: Portrait Studios and Technology Development. (See Note 6) The Portrait Studios segment functions as the exclusive operator of Sears Portrait Studios with 1,031 locations in the United States, Canada and Puerto Rico as of November 9, 2002. The Technology Development segment operates an internet-based, mail order photofinishing business under the name searsphoto.com and offers software programs primarily for the retail service industry use, software consulting and custom software development under the name Centrics Technology, Inc.

SELECTED INDUSTRY SEGMENT INFORMATION (in thousands of dollars)

                                                       (RESTATED)    (RESTATED)
                                                         Sixteen Weeks Ended
                                                       ------------------------
                                                         Nov. 9,      Nov. 10,
                                                          2002          2001
                                                       ----------    ----------
NET SALES:
  Portrait Studios                                     $   80,913    $   86,196
  Technology Development                                    1,205           933
  Intersegment sales                                       (1,007)         (772)
                                                       ----------    ----------
                                                       $   81,111    $   86,357
                                                       ==========    ==========
LOSS FROM OPERATIONS:
 Portrait Studios                                      $   (5,823)   $     (423)
 Technology Development                                      (927)         (487)
 Corporate expense                                         (5,065)       (3,748)
                                                       ----------    ----------
                                                       $  (11,815)   $   (4,658)
                                                       ==========    ==========

SELECTED INDUSTRY SEGMENT INFORMATION (in thousands of dollars)

                                                       (RESTATED)    (RESTATED)
                                                           Forty Weeks Ended
                                                       ------------------------
                                                         Nov. 9,      Nov. 10,
                                                          2002          2001
                                                       ----------    ----------
NET SALES:
  Portrait Studios                                     $  197,853    $  208,588
  Technology Development                                    3,377         2,377
  Intersegment sales                                       (2,428)       (2,141)
                                                       ----------    ----------
                                                       $  198,802    $  208,824
                                                       ==========    ==========
INCOME (LOSS) FROM OPERATIONS:
 Portrait Studios                                      $      826    $    7,214
 Technology Development                                    (1,371)       (1,178)
 Corporate expense                                        (11,848)      (11,238)
                                                       ----------    ----------
                                                       $  (12,393)   $   (5,202)
                                                       ==========    ==========
SEGMENT ASSETS:
 Portrait Studios                                      $   99,007    $  105,328
 Technology Development                                     1,302         1,316
 Corporate cash and cash
  equivalents                                              25,343        23,099
 Corporate other                                           49,887        56,234
                                                       ----------    ----------
                                                       $  175,539    $  185,977
                                                       ==========    ==========

GEOGRAPHIC FINANCIAL INFORMATION

                                                       (RESTATED)    (RESTATED)
                                                         Sixteen Weeks Ended
                                                       ------------------------
                                                         Nov. 9,      Nov. 10,
                                                          2002          2001
                                                       ----------    ----------
NET SALES:
 United States                                         $   75,610    $   80,368
 Canada                                                     5,501         5,989
                                                       ----------    ----------
                                                       $   81,111    $   86,357
                                                       ==========    ==========

                                                           Forty Weeks Ended
                                                       ------------------------
                                                         Nov. 9,      Nov. 10,
                                                          2002          2001
                                                       ----------    ----------
NET SALES:
 United States                                         $  185,451    $  194,818
 Canada                                                    13,351        14,006
                                                       ----------    ----------
                                                       $  198,802    $  208,824
                                                       ==========    ==========
LONG-LIVED ASSETS:
 United States                                         $   84,422    $   98,895
 Canada                                                     5,143         5,205
                                                       ----------    ----------
                                                       $   89,565    $  104,100
                                                       ==========    ==========

Note 3

      On February 3, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Under SFAS 142, goodwill amortization ceases upon adoption of the new standard. The new rules also require an initial goodwill impairment assessment in the year of adoption and an annual impairment test thereafter. In addition, interim testing of goodwill is now required if an event or circumstance indicates that an impairment loss has been incurred. During the first quarter ended April 27, 2002, the Company performed the first of the required impairment tests of goodwill. No impairment loss resulted from the initial goodwill impairment test. As of February 2, 2002 and November 9, 2002, the carrying value of goodwill was $513,000 and related to acquisitions by the Portrait Studio division prior to June 30, 2001. For the periods prior to fiscal year 2002, the adoption of SFAS 142 has no pro forma effect on the loss per share reported for the sixteen weeks ended November 10, 2001 and a $.01 increase in earnings per share reported for the 40 weeks ended November 10, 2001.

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

      To achieve the aforementioned objectives, the Company is in the process of transferring the technology development activities, previously performed by its subsidiary Centrics Technology, Inc. ("Centrics"), back into a newly reorganized and right-sized corporate technology function. In addition, the Company will no longer pursue the sale of consulting and software development to third parties. As a result of these decisions, the Company is currently negotiating with management of Centrics for the acquisition of the stock of Centrics by its management group. If an agreement is reached, the Company anticipates the transaction will close prior to the end of its current fiscal year. If an agreement is not reached, all of the aforementioned transfer and reorganization activities will still be completed by the end of the

Company's current fiscal year.

      Under either the sale or transfer of activities scenarios, the Company expects to incur certain fourth quarter charges to earnings when the ultimate outcome is known. Under either the sale or transfer of activities scenarios, the Company anticipates incurring a charge for employee severance ranging from approximately $450,000 to $550,000. Under the sale scenario, the Company would record a loss on sale ranging from approximately $150,000 to $200,000 representing the excess of the net book value of assets transferred over liabilities assumed, without giving effect to the contingent consideration to be received in the form of royalties on future sales of consulting services and/or software by the buyer. Under the transfer scenario, the Company would also incur a charge for anticipated settlement of the existing Centrics office lease of approximately $284,000 representing the remaining lease payments under the lease and assuming no sub-lease rentals or negotiated settlements.

      Through the elimination of the currently existing duplicative cost structures and the reorganization and right-sizing of the newly formed corporate technology group, the Company anticipates annualized payroll costs savings beginning in fiscal 2003 of approximately $4.0 million.

      As part of the ongoing transfer and reorganization activities, certain strategic technology decisions were made in the third quarter of fiscal 2002 that either reduce or eliminate the future utility of certain historic capitalized technology development costs necessitating a write-down or write-off of these costs, thus resulting in a pre-tax, non-cash, charge of $4.2 million. The impacted development activities include a proprietary digital camera development project ($2.9 million), a digital manufacturing system ($445,000) and, a portion of the store automation system platform ($863,000). In the case of both the digital camera project and the digital manufacturing system, the Company has made the decision to prospectively utilize commercially-available cameras and digital manufacturing software. The Company's change in technology direction and its decision to no longer pursue the sale of technology services to third parties resulted in the need to write-off a portion of its store automation system capitalized software code.

Note 7

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

      The Company has operations in two business segments: Portrait Studios and Technology Development. (See Item 1. Financial Statements, Note 6.) The Portrait Studios segment functions as the exclusive operator of Sears Portrait Studios with 1,031 locations in the United States, Canada and Puerto Rico as of November 9, 2002. The Technology Development segment operates an internet-based, mail order photofinishing business under the name searsphoto.com and offers software programs primarily for the retail service industry use, software consulting and custom software development under the name Centrics Technology, Inc.

RESULTS OF OPERATIONS

SIXTEEN WEEKS ENDED NOVEMBER 9, 2002 COMPARED TO SIXTEEN WEEKS ENDED NOVEMBER 10, 2001

Net Sales and Loss From Operations

      The following table sets forth certain operating information for each period and should be viewed in conjunction with the consolidated financial statements and notes included in Item 1 of this Form 10-Q/A.

                                        (RESTATED)    (RESTATED)
                                          Sixteen Weeks Ended
                                        ------------------------        Change
                                          Nov. 9,       Nov. 10,       Increase
                                           2002           2001        (Decrease)
                                        ----------    ----------      ----------
                                        (in thousands of dollars
                                       except sittings and average
                                       sales per customer sitting)

Net sales:
  Portrait Studios                      $   80,913    $   86,196         (6.1)%
  Technology Development                     1,205           933         29.2 %
  Intersegment sales                        (1,007)         (772)        30.4 %
                                        ----------    ----------
                                        $   81,111    $   86,357         (6.1)%
                                        ==========    ==========
Operating losses:
  Portrait Studio                       $   (5,823)   $     (423)     (1276.6)%
  Technology Development                      (927)         (487)        90.3 %
                                        ----------    ----------
    Total operating loss                    (6,750)         (910)      (641.8)%
                                        ----------    ----------
General corporate expenses                   5,065         3,748         35.1 %
                                        ----------    ----------
Loss from operations                    $  (11,815)   $   (4,658)      (153.6)%
                                        ==========    ==========
Sittings:
   Custom                                  797,102       840,190         (5.1)%
   Package                                 529,567       686,077        (22.8)%
                                        ----------    ----------
                                         1,326,669     1,526,267        (13.1)%
                                        ==========    ==========
Average sales per customer
 sitting:
   Custom                               $    71.59    $    67.74          5.7 %
   Package                              $    44.92    $    42.60          5.4 %
   Overall                              $    60.94    $    56.45          7.9 %

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

      Included in the above mentioned sales revenues for the third quarter of 2001 is $1.2 million of pre-tax revenues that were included in the cumulative effect adjustment recorded in fiscal 2000 as discussed in Note 1 to the Consolidated Financial Statements.

      The operating loss for the Portrait Studios segment in the third quarter of 2002 compared to the operating earnings recorded in the same time frame in 2001 was significantly impacted by the $4.2 million pre-tax, non-cash charge related to the write-off or write- down of certain previously capitalized technology development costs (see further details below).

      Exclusive of the write-offs and write-downs, lower operating expenses partially offset the lower sales results. The lower operating expenses are due to reduced cost of sales and commissions attributable to lower sales, reduced depreciation expense due to certain assets becoming fully depreciated, reduced credit card fees due to credit card transactions being processed directly by Sears and other various reductions resulting from the Company's continuing focus on expense reductions.

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

      To achieve the aforementioned objectives, the Company is in the process of transferring the technology development activities, previously performed by its subsidiary Centrics Technology, Inc. ("Centrics"), back into a newly reorganized and right-sized corporate technology function. In addition, the Company will no longer pursue the sale of consulting and software development to third parties. As a result of these decisions, the Company is currently negotiating with management of Centrics for the acquisition of the stock of Centrics by its management group. If an agreement is reached, the Company anticipates the transaction will close prior to the end of its current fiscal year. If an agreement is not reached, all of the aforementioned transfer and reorganization activities will still be completed by the end of the Company's current fiscal year.

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

      As part of the ongoing transfer and reorganization activities, certain strategic technology decisions were made in the third quarter of fiscal 2002 that either reduce or eliminate the future utility of certain historic capitalized technology development costs necessitating a write-down or write-off of these costs, thus resulting in a pre-tax, non-cash, charge of $4.2 million. The impacted development activities include a proprietary digital camera development project ($2.9 million, including $2.5 million in equipment costs), a digital manufacturing system ($445,000) and, a portion of the store automation system platform ($863,000). In the case of both the digital camera project and the digital manufacturing system, the Company has made the decision to prospectively utilize commercially-available cameras and digital manufacturing software. The Company's change in technology direction and its decision to no longer pursue the sale of technology services to third parties resulted in the need to write- off a portion of its store automation system capitalized software code.

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

                                          Sixteen Weeks Ended
                                        ------------------------        Change
                                          Nov. 9,      Nov. 10,        Increase
                                           2002          2001         (Decrease)
                                        ----------    ----------      ----------
                                        (in thousands of dollars)

Interest expense:
  Debt                                  $      980    $    1,177         (16.7)%
  Other                                         43            51         (15.7)%
                                        ----------    ----------
    Total interest expense              $    1,023    $    1,228         (16.6)%
                                        ==========    ==========
Interest income:
  Investments                           $      175    $      230         (24.2)%
  Income from Preferred
    Security                                   262           305         (13.8)%
  Revolver                                      64            84         (23.5)%
                                        ----------    ----------
    Total interest income               $      501    $      619         (19.0)%
                                        ==========    ==========
Other income (expense), net:
  Other income                          $       37    $       30          23.3 %
  Investment revaluation                        --          (402)           --
                                        ----------    ----------
     Total other income
      (expense), net                    $       37    $     (372)       (109.9)%
                                        ==========    ==========
Effective income tax rate                    39.0%         26.8%
                                        ==========    ==========

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

                                        (RESTATED)    (RESTATED)
                                           Forty Weeks Ended
                                        ------------------------        Change
                                          Nov. 9,       Nov. 10,       Increase
                                           2002           2001        (Decrease)
                                        ----------    ----------      ----------
                                        (in thousands of dollars
                                       except sittings and average
                                       sales per customer sitting)

Net sales:
  Portrait Studios                      $  197,853    $  208,588         (5.1)%
  Technology Development                     3,377         2,377         42.1 %
  Intersegment sales                        (2,428)       (2,141)        13.4 %
                                        ----------    ----------
                                        $  198,802    $  208,824         (4.8)%
                                        ==========    ==========
Operating earnings (losses):
  Portrait Studios                      $      826    $    7,214        (95.9)%
  Technology Development                    (1,371)       (1,178)        16.4 %
                                        ----------    ----------
    Total operating
    earnings (losses)                         (545)        6,036       (109.0)%
                                        ----------    ----------
General corporate
       expenses                             11,848        11,238          5.4 %
                                        ----------    ----------
Loss from operations                    $  (12,393)   $   (5,202)      (138.2)%
                                        ==========    ==========
Sittings:
   Custom                                1,957,903     1,863,784          5.0 %
   Package                               1,312,055     1,720,298        (23.7)%
                                        ----------    ----------
                                         3,269,958     3,584,082         (8.8)%
                                        ==========    ==========
Average sales per customer
 sitting:

   Custom                               $    70.62    $    70.11          0.7 %
   Package                              $    45.33    $    45.22          0.2 %
   Overall                              $    60.47    $    58.17          4.0 %

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

      Included in the above mentioned sales revenues for the forty weeks ended November 10, 2001 is $4.3 million of pre-tax revenues that were included in the cumulative effect adjustment recorded in fiscal 2000 as discussed in Note 1 to the Consolidated Financial Statements.

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

      Net sales for the Technology Development segment reflected an increase in the first three quarters of 2002 from the first three quarters of 2001 due to an increase in intersegment sales and net sales to nonaffiliated companies. After elimination of intersegment sales, operating losses for the same timeframe increased reflecting the increase in nonaffiliated sales offset by higher employment costs, costs relating to supplies and maintenance and the write-down of certain assets having diminished no future utility.

      General corporate expenses increased $610,000 between the first three quarters of 2002 compared to the first three quarters of 2001 due to the absence in 2002 of $1.7 million of executive management repositioning costs incurred in 2001 offset by 2002 expenses which included $688,000 associated with the final phase of the Company's strategic planning initiative and increases in supplemental retirement benefit plan costs and workers' compensation.

Other Items Effecting Results of Operations

      The following table sets forth certain operating information for each period and should be viewed in conjunction with the consolidated financial statements and notes included in Item 1 of this Form 10-Q/A.

                                        (RESTATED)    (RESTATED)
                                           Forty Weeks Ended
                                        ------------------------        Change
                                          Nov. 9,       Nov. 10,       Increase
                                           2002           2001        (Decrease)
                                        ----------    ----------      ----------
                                        (in thousands of dollars)

Interest expense:
  Debt                                  $    2,686    $    3,176       (15.4)%
  Other                                        107           128       (17.1)%
                                        ----------    ----------
    Total interest expense              $    2,793    $    3,304       (15.5)%
                                        ==========    ==========
Interest income:
  Investments                           $      523    $      924       (43.4)%
  Interest on income tax
   refund                                      297            --          --
  Income from Preferred
    Security                                   658           305       116.1%
  Revolver                                     130            84        55.5%
                                        ----------    ----------
    Total interest income               $    1,608    $    1,313        22.6%
                                        ==========    ==========
Other income (expense), net:
  Other income                          $       79    $       83        (4.8)%
  Investment revaluation                        --          (402)
                                        ----------    ----------
    Total other income
      (expense), net                    $       79    $     (319)
                                        ==========    ==========
Effective income tax rate                     39.0%         39.9%
                                        ==========    ==========

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

      For further detailed information regarding risk, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of
Operation-Liquidity, Capital Resources and Financial Condition-Risk and Critical Accounting Policies," in the Company's Annual Report on Form 10-K/A for fiscal year ended February 2, 2002.

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

      As discussed in the Company's Annual Report on Form 10-K/A, the Company has a $60.0 million Senior Note Agreement and $30.0 million Revolving Facility. In April 2002 and November 2002, the Company amended its Revolving Facility to adjust the minimum consolidated earnings before income taxes, depreciation and amortization ("EBITDA") covenant. In the November 2002 amendment, the Company also reduced the line to $15 million since the Company has minimal borrowing needs other than to support $7.2 million in outstanding letters of credit as of November 9, 2002. As of November 9, 2002, the Company was in compliance with all covenants under both the amended Revolving Facility and the Senior Note Agreement, and expects to be in compliance with the covenants under both the Revolving Facility and the Senior Note Agreement for the remainder of this year.

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

Financial Condition

      Assets of the Company decreased 3.3%in the first three quarters of 2002 from year-end 2001 due primarily to a decrease in net property and equipment resulting from depreciation charges exceeding property and equipment additions, the write-down or write- off of certain previously capitalized technology development costs, decreases in cash and cash equivalents resulting from the second scheduled principal payment in June 2002 of $8.6 million of the Company's long-term debt and decreases in cash balances driven by normal seasonal cash needs.

      Liabilities of the Company increased 3.2% primarily as a result the increase in deferred revenue. Stockholders' equity decreased 18.0% at the end of the first three quarters of 2002 from year-end 2001 reflecting the year-to-date 2002 net losses and payments of dividends to stockholders, offset by increases in additional paid-in capital that resulted from issuing shares of stock in conjunction with employee benefit plans and option exercises.

Strategic Planning Initiatives

      On June 4, 2002, the Company announced that its Board of Directors had approved management's recommendation for the recently completed strategic planning process. For additional information on the Company's strategic initiatives, refer to the Company's Form 8-K filed on June 4, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign exchange rates. The Company's outstanding debt obligations carry primarily fixed interest rates; therefore, the Company's exposure to changes in interest rates is minimal. The Company's exposure to changes in foreign exchange rates relates to the Canadian operations, which is minimal, as these operations constitute 6.5% of the Company's total assets and 6.7% of the Company's total sales.

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

      In the quarter ended November 9, 2002, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls. In addition, since the date of this evaluation to the filing date of this Quarterly Report, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II  OTHER INFORMATION

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

Date: May 12, 2003

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

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

                                 By:/s/ Gary W. Douglass
                                    ----------------------------
                                        Gary W. Douglass
                                        Chief Financial Officer

                                    CPI CORP.

                                  EXHIBIT INDEX

Exhibit 10.53 - Fifth Amendment to Sears License Agreement                    42

Exhibit 10.54 - Sixth Amendment to Sears License Agreement                    43

Exhibit 10.55 - Third Amendment to Sears License Agreement (Off Mall)         44

Exhibit 10.56 - Fourth Amendment to Sears License Agreement (Off Mall)        45

Exhibit 10.57 - Fifth Amendment to Sears License Agreement (Off Mall)         46

Exhibit 10.58 - Employment Agreement by and between Peggy J. Deal and
                CPI Corp.                                                     47

Exhibit 10.59 - Employment Agreement by and between Thomas Gallahue
                and CPI Corp.                                                 48

Exhibit 11.0  - Computation of Earnings Per Common Share                   49-51

Exhibit 99.1  - Certification Pursuant to 18 U.S.C. Section 1350, as
                Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002 by Chief Executive Officer                        52

Exhibit 99.2 - Certification Pursuant to 18 U.S.C. Section 1350, as
                Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002 by Chief Financial Officer                        53