Form 10-K
period 2003-02-01
CPI CORP
filed 2003-05-16
CIK 25354

(Page numbers refer to paper document only)

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

      For the fiscal year ended February 1, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Aggregate market value of the registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange - Composite Transaction Listing on May 12, 2003 ($12.93 per share): $104,503,014.

As of May 12, 2003, 8,100,868 shares of the common stock, $0.40 par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement relating to the Annual Meeting Of Shareholders to be held June 5, 2003 are incorporated by reference into Part III of this Report.

                      (THIS PAGE LEFT INTENTIONALLY BLANK)

                                TABLE OF CONTENTS

      PART I

      Item 1.   Business                                                 4
      Item 2.   Properties                                              12
      Item 3.   Legal Proceedings                                       13
      Item 4.   Results of Votes of Security Holders                    14

      PART II

      Item 5.   Market for Registrant's Common Stock and
                 Related Stockholder Matters                            15
      Item 6.   Selected Consolidated Financial Data                    17
      Item 7.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations          24
      Item 7A.  Quantitative and Qualitative Disclosures About
                 Market Risk                                            40
      Item 8.   Financial Statements and Supplementary Data             41
      Item 9.   Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure                 93

      PART III

      Item 10.  Directors, Executive Officers, Promoters, and
	         Control Persons of the Registrant                      94
      Item 11.  Executive Compensation                                  94
      Item 12.  Security Ownership of Certain Beneficial Owners
                 and Management                                         94
      Item 13.  Certain Relationships and Related Transactions          94

      PART IV

      Item 14.  Controls and Procedures                                 96
      Item 15.  Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K                                    97
                Signatures                                             106
                Certifications                                         107

THE STATEMENTS CONTAINED IN THIS REPORT, AND IN PARTICULAR IN THE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" SECTION THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION ACT OF 1995, AND INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, SUCH AS THE COMPANY'S OUTLOOK FOR PORTRAIT STUDIOS, FUTURE CASH REQUIREMENTS, COMPLIANCE WITH DEBT COVENANTS, VALUATION ALLOWANCES, AND CAPITAL EXPENDITURES, ARE ONLY PREDICTIONS OR EXPECTATIONS; ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY AS A RESULT OF RISKS FACING THE COMPANY. SUCH RISKS INCLUDE, BUT ARE NOT LIMITED TO: CUSTOMER DEMAND FOR THE COMPANY'S PRODUCTS AND SERVICES, THE OVERALL LEVEL OF ECONOMIC ACTIVITY IN THE COMPANY'S MAJOR MARKETS, COMPETITORS' ACTIONS, MANUFACTURING INTERRUPTIONS, DEPENDENCE ON CERTAIN SUPPLIERS, CHANGES IN THE COMPANY'S RELATIONSHIP WITH SEARS AND THE CONDITION AND STRATEGIC PLANNING OF SEARS, FLUCTUATIONS IN OPERATING RESULTS, THE ATTRACTIONS AND RETENTION OF QUALIFIED PERSONNEL AND OTHER RISKS AS MAY BE DESCRIBED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THIS FORM 10-K FOR THE YEAR ENDED FEBRUARY 1, 2003.

                                     PART I

ITEM 1. BUSINESS

An Overview of the Company

CPI Corp. ("CPI", the "Company" or "we"), a Delaware corporation formed in 1982, is a long-standing leader in the professional portrait photography of young children and families. From the single studio opened by its predecessor company in 1942, we have grown to 1,023 studios throughout the United States, Canada and Puerto Rico under license agreements with Sears, Roebuck and Co. ("Sears"). Our position in the top tier of the estimated $1.2 billion pre-school photography market is based on our revenues, which exceeded $308 million in fiscal year 2002, when our photographers captured more than five million sittings.

We have provided professional portrait photography for Sears customers since 1959 and have been the exclusive Sears portrait studio operator since 1986. Studios are located in all fifty states, Canada and Puerto Rico. Operations in the United States and Puerto Rico are conducted through the Company's subsidiaries, Consumer Programs Incorporated and CPI Images, LLC, and a partnership, Texas Portraits, L.P. (owned by Consumer Programs Incorporated and another subsidiary, Consumer Programs Partner, Inc.), pursuant to a license agreement with Sears. Approximately $78.3 million of long-lived assets are used in our domestic operations.

In Canada, we operate 120 Sears Portrait Studios through CPI Corp., which was originally organized under the laws of Ontario and which we reorganized under Nova Scotia law at the end of fiscal 2002. With fiscal year sales of $21.6 million from 532,000 sittings, Canadian studios accounted for 7% of our revenues and 10.6% of annual sittings in fiscal year 2002. Long-lived assets employed in the Company's Canadian operations at February 1, 2003 amounted to $4.3 million.

Over the last five fiscal years, we have disposed of our remaining interest in a retail one hour photo finishing business to Eastman Kodak in 1997 and sold our wall decor business, operated by Prints Plus, Inc., to that company's management in July 2001. In 2002, we continued our efforts to focus on maximizing the potential of our core business by eliminating our technology development segment, which was launched in 2001. Operating through a subsidiary, Centrics Technology, Inc., the segment offered software development and systems consulting for third parties, in addition to continuing the software development historically performed for the Sears Portrait Studios. Near the end of 2002, we reintegrated the portion of the segment dedicated to software development for the portrait studios with our internal information technology department and discontinued the sale of consulting and software development to third parties.

In addition, during 2002 we integrated searsphotos.com, the online photofinishing service previously operated through the technology development segment, with the studio operations. With these moves, we have refocused on our core photography business and have begun implementing a strategic plan that we believe will help strengthen our business in the United States and Canada.

Our searsphotos.com team is also engaged in developing other on-line products and services for portrait studio customers and it supports the vehicle for sharing portraits via email and ordering additional portraits and products. Information about our Portrait Studios and special offers are available through the www.searsportraits.com website. In 2002, revenues from on-line sales and services were less than 1% of the Company's total sales.

Our business is seasonal, with the largest volume occurring in the fourth quarter, between Thanksgiving and Christmas. For fiscal years 2002, 2001 and 2000, fourth quarter sales accounted for 36%, 35% and 34%, respectively, of total net sales for the year and all of the net earnings for the year.

The Company's Products and Services

We offer Sears Portrait Studio customers a wide range of choices. They may select a "package" sitting or a "custom" sitting. The package sitting includes a fixed number of portraits, all of the same pose, for a fixed, relatively low price and a sitting fee of $9.99 per person in the portrait. Package customers may purchase additional portrait sheets at an additional cost. Mothers of very young children who need a lot of portraits often prefer this kind of offer. A custom sitting offers portraits by the sheet, a variety of poses and backgrounds, and an unlimited number of people in the portrait for a session fee of $14.99. Families with two or more children or those who want a mix of group and individual poses frequently prefer this offer. Customers who enroll in the Company's Smile Savers Plan(R) for a one-time fee of $29.99 pay no sitting or session fee for two years. We designed this plan to promote loyalty and encourage frequent return visits.

After the customer selects a package or custom session and their preferred backgrounds, the photographer captures images of multiple poses. Our Portrait Preview System allows customers to view each image as it is captured and accept or reject each pose while they are still in the camera room. After the image capture portion of the portrait session is completed, the images are transferred to a monitor at a sales table where customers can view each image and order portraits in the sizes they need, as well as other products, such as greeting cards. At the sales table, a studio associate reviews the images captured with the customer and describes product options, such as digital collages featuring multiple poses and a customized message. Customers may take the portrait collage home when they leave the studio on the day of the sitting. They may also purchase a full color proof sheet to take home as soon as the sitting is completed. Other products available from the studio are portraits on disk, passport photos and accessories such as frames and photo albums.

The customer's order is transmitted electronically to one of our processing facilities in St. Louis, Missouri; Thomaston, Connecticut or Brampton, Ontario, Canada and the film is then shipped to the applicable processing facility. At the end of fiscal 2002, the Company closed a fourth processing facility located in Las Vegas, Nevada, following a comprehensive review that identified excess manufacturing capacity. We complete the customer's orders to their specifications and return them to the studio for pick-up approximately 2 1/2 weeks after the order.

In approximately 420 studios, we can upload images captured in the session to our searsphotos.com website. With a code and individualized passwords, our customers can view the images from home and share them via email with friends and family. Any recipient of the on-line images may place orders for additional portraits from home. The Company is in the process of adding this service to an additional 210 studios in the summer of 2003, subject to the availability of broadband connections.

Suppliers

To ensure consistent, high quality finished portraits, we purchase photographic paper, film and portrait processing chemistry from three major manufacturers. Eastman Kodak provides photographic paper and film for all Sears Portrait Studios pursuant to an agreement in effect through December 31, 2004. Dye sublimation paper used for proofs and portrait collages delivered at the end of a sitting is provided by Sony, and we purchase portrait processing and finishing chemistry from Fuji-Hunt. We purchase camera and lens components, monitors, computers, printers and other equipment and materials from a number of leading suppliers.

Historically, we have not encountered difficulty in obtaining equipment and materials in the quantity and quality we require and we do not anticipate any problems in obtaining our requirements in the future. We enjoy good relationships with our vendors.

Intellectual Property

We own numerous registered service marks and trademarks, including Portrait Creations(R) and Smile Savers Plan(R), which have been registered with the United States Patent and Trademark Office. Our rights to these trademarks in conjunction with our operation of Sears Portrait Studios will continue as long as we comply with the usage, filing and other legal requirements relating to the renewal of trademarks.

The Company's Relationship with Sears

We have enjoyed a strong relationship with Sears for more than 40 years under a series of license agreements. Over that period, except in connection with Sears store closings, Sears has never terminated the operation of any of our studios. While we are materially dependent on a continuing relationship with Sears, we have no reason to believe that Sears will terminate or materially reduce the scope of our license.

As a Sears licensee, we enjoy the benefits of using the Sears name, access to prime retail locations, Sears' daily cashiering and bookkeeping system, store security services and Sears' assumption of credit card fees and credit and check authorization risks. Our customers have the convenience of using their Sears credit cards to purchase products or services.

As of February 1, 2003, the Company operated 857 studios in full-line Sears stores in the United States under a license agreement (the "Agreement") that runs through December 31, 2008. Under this agreement, we pay Sears a license fee of 15% of total annual net sales for studios located in Sears stores. The agreement defines net sales as gross sales less customer returns, allowances and sales taxes. We provide all studio furniture, equipment, fixtures, leasehold improvements and advertising, and we are responsible for hiring, training and compensating our employees. We have agreed to indemnify Sears against claims arising from our operation of Sears Portrait Studios. Under the Agreement with Sears, except for our three MainStreet studios in the Denver, Colorado area, we cannot provide portrait studio services in any non-Sears locations in the United States, Canada and Puerto Rico without Sears' consent. In support of the strategic plan we announced in June 2002, the Agreement was amended in the fall of 2002 to exclude from the prohibition of competitive operations an additional ten independent studios and the Company's mobile photography service in childcare centers.

A January 2001 amendment to the Sears agreement expanded our relationship with Sears to add the internet-based business discussed above that offers photofinishing, archiving and related services through searsphotos.com.

As of February 1, 2003, we operated forty-six freestanding studios in the United States under the Sears name in locations not within a Sears store. The Company pays Sears a license fee of 7.5% of total annual net sales per studio in these locations. We pay rent and utilities at each of those locations and provide all studio furniture, equipment, fixtures, leasehold improvements and advertising. We are also responsible for hiring, training and compensating our employees. These studios benefit from the use of the Sears name and Sears' payment for credit card fees and check clearance systems.

Under the November 2002 amendment, the license fee will decline to 5% of annual net sales on January 1, 2005. The reduced license fees are subject to our continuing to operate at least forty free-standing locations. Locations opened after October 15, 2002 are subject to a license fee of 1% in the first year of operation, 3% in the second year and 5% in subsequent years. The license agreement under which we operate these remote studios also runs through December 31, 2008.

All 120 Canadian studios operate under a license agreement with Sears Canada, Inc., a subsidiary of Sears. Until January 1, 2003, an agreement negotiated in 1977 renewed automatically on a year-to-year basis but was terminable by either party on 60 days' notice. As of January 1, 2003, a three-year agreement governs our Canadian studio operations. The license fee under the former agreement was 15% of total annual net sales through December 31, 2002. For 2003, the license fee is the greater of $4.4 million or 13% of the first $30 million of annual net sales and 8% of annual net sales above $30 million. In 2004 and 2005, the license fee will be 13% of the first $30 million annual net sales and 8% for annual net sales greater than $30 million. For 2003 through 2005, we will pay a commission equal to 5% of annual net sales for sales made in the two Canadian studios that are not located in full-line Sears stores. The Company provides all studio furniture, equipment, fixtures, leasehold improvements and advertising and is responsible for hiring, training and compensating our employees. In freestanding locations, we also pay rent and utilities and other common area charges.

The Company's Growth Strategy

In June 2002, we completed a nine-month strategic planning process and released our five-year strategy for growth. Our key objectives include strengthening the core Sears Portrait Studio business and applying our expertise in the capture and production of professional portraits in three new venues. Service in childcare centers (via a mobile photography platform) and Mexico have been launched in 2003. We plan to add new independent studios with more customized, higher-priced products and services commencing in 2005. Although the new venues did not generate revenue in 2002, we laid the foundation for growth based on our core strengths, while lessening our dependence on Sears.

Pursuant to the portion of the strategic plan designed to grow revenues in the Sears Portrait Studios, we introduced digitally enhanced products in the first quarter of 2003. Customers may now view and order new products from the Portrait Creations(R) family, such as black and white and sepia-toned portraits, color accents (in which selected items are featured in a color in an otherwise black and white image), vignettes, customized borders and images printed on canvas.

Childcare center photography and other mobile services commenced operations in four markets in the first quarter of fiscal 2003 through CPI Images, LLC, doing business as Everyday Expressions(R). We plan to expand our mobile photography services, including entry into the sports/event photography markets, to a minimum of fifteen markets by the fall of 2003, a substantial increase from our original plan for three markets in 2003.

CPI Portrait Studios de Mexico, S. de R. L. de C.V., a limited liability company owned by Consumer Programs Incorporated and Consumer Programs Partner, Inc., was established to operate the Company's studios in Mexico. The first Mexican studio opened in Chihuahua in late February 2003. That studio is located in City Club, a wholesale club launched by Soriana, owner of a leading Mexican chain of hypermarkets. We expect to open approximately eleven more studios in Soriana and City Club stores by the end of 2003.

Industry Background and Competition

Through our relationship with Sears, we have been in the forefront of developing the now highly competitive professional portrait photography market. Although our primary portrait subjects are pre-school children, we also attract families, school-age children and adults. Since approximately 1990, the mass market professional portrait studio industry has grown increasingly competitive as the number of permanent studios grew from approximately 2,555 (including 840 Sears Portrait Studios) to approximately 4,805 (including 902 Sears Portrait Studios) in 1996. As of February 1, 2003, there were approximately 4,460 studios. The rapid expansion has been supported by very competitive offers featuring large packages of portraits for a small, fixed price. We responded initially with promotional pricing to maintain market share and shortly thereafter with technological advances to distinguish our products and services and studio expansion and remodeling. By the end of the nineties, we had invested approximately $150 million, primarily to support new technology-based products and to remodel and expand more than 600 studios in the U.S. from an average of 800 square feet to approximately 1,400 square feet. Studios operated by competitors range from one camera room with a small waiting and sales area to more spacious locations with multiple camera rooms and sales areas, such as ours.

The four major participants in the preschool portrait segment of the industry continue to compete on the basis of price, service, quality, location and product mix. They commonly feature large, very low-priced packages in weekly mass marketing campaigns. In addition to CPI, the largest players in our industry are PCA, which operates studios principally in Wal-Mart stores, LifeTouch, which provides portrait services in J.C. Penney and Target stores and Olan Mills, which operates studios in Kmart. The Picture People and Olan Mills operate free-standing studios. Independent photographers comprise most of the balance of the competition. Most of the major competitors have eliminated any charge for the portrait capture (generally characterized as a sitting fee or a shipping and handling fee). Except for targeted promotions of limited duration, we have not followed this practice because we believe the sitting or session fee is justified by the professionalism of our photographers and the quality of our equipment and the studio environment. Further, we believe that our sitting and session fees are a very good value that is recognized by our customers. Similarly, while our products are competitively priced, they are not the lowest priced in the industry.

With more than $308 million in sales in 2002 and an average sale of $61.06 per customer sitting, we believe we lead the estimated $1.2 billion preschool portrait industry in revenues, while PCA has exceeded our number of locations and our annual customer count.

To sustain our competitive position in the industry, we are engaged in continuing efforts to improve the quality of the customer experience, expand and enrich the products we offer to our customers and diversify our customer base.

The Company's Employees

As of February 1, 2003, we had approximately 7,200 employees, including approximately 4,500 part-time and temporary employees.

The Company Website and Periodic Reports

Our Annual Report and other periodic reports are not presently available through our corporate website, www.cpicorp.com, but the Company will provide paper copies of all such reports upon request delivered to the attention of the Company's Secretary at 1706 Washington Avenue, St. Louis, Missouri, 63103.

Environmental Regulation

Our operations are subject to commonly applicable environmental protection statutes and regulations. We do not expect that compliance with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment will have a material effect on our capital expenditures, earnings, or competitive position. At present, we have not been identified as a potentially responsible party under the Comprehensive Environmental Responses, Compensation and Liability Act and have not established any reserves or liabilities relating to environmental matters.

Further financial information on continuing and discontinued operations of the Company appears in Part II, Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", and Part II, Item 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA".

ITEM 2. PROPERTIES

      The following table sets forth certain information concerning the Company's principal facilities:

                          APPROXIMATE
                            AREA IN                PRIMARY           OWNERSHIP
 LOCATION                 SQUARE FEET               USES             OR LEASE
-------------------       -----------       ------------------       ---------
St. Louis, Missouri         270,000         Administration and       Owned
                                             Photoprocessing
St. Louis, Missouri         155,000         Parking Lots             Owned
St. Louis, Missouri          57,574         Warehousing              Leased(1)
St. Louis, Missouri          16,000         Warehousing              Leased(1)
Brampton, Ontario            40,000         Administration,          Owned
                                             Warehousing and
                                             Photoprocessing
Las Vegas, Nevada            21,922         Photoprocessing          Leased(2)
Thomaston, Connecticut       25,000         Administration and       Owned
                                             Photoprocessing
St. Louis, Missouri          14,000         Administration           Leased(3)

(1)   Lease term expires on June 30, 2005.

(2)   Lease term expires on May 31, 2005.

(3)   Lease term expires on February 29, 2004.

      As of February 1, 2003, the Company operated 857 portrait studios in Sears stores in the United States pursuant to the license agreements with Sears and 120 studios in Canada under a separate license agreement with Sears Canada, Inc. The Company pays Sears a license fee of 15% of total annual net sales for studios located in Sears stores in the United States. Effective January 1, 2003, the license fee for Canadian studios is 13% of the first $30 million in annual net sales and 8% of annual net sales in excess of $30 million. For 2003 only, the Company will pay a minimum of $4.4 million in license fees for Canadian sales. This license fee covers the Company's use of space in the Sears stores, the use of Sears' name and related intellectual property, and all services provided by Sears. No separate amounts are paid to Sears expressly for the use of space. The Company also operates 49 portrait studios in shopping centers that do not have Sears stores, which are generally leased for at least three years with some having renewal options. See Part I, Item 1. "BUSINESS, The Company's Relationship with Sears" for more information on the Sears license agreements.

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

ITEM 4. RESULTS OF VOTES OF SECURITY HOLDERS

      No matters were submitted to stockholders for a vote during the fourth quarter of fiscal year 2002.

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

      FISCAL YEAR 2002
      (ending Feb. 1, 2003)       HIGH        LOW        DIVIDEND
      ---------------------     --------    --------     --------
      First Quarter             $  18.17    $  14.90     $  0.14
      Second Quarter               19.49       15.70        0.14
      Third Quarter                17.72       12.06        0.14
      Fourth Quarter               14.58       11.90        0.14

      FISCAL YEAR 2001
      (ending Feb. 2, 2002)
      ---------------------
      First Quarter             $  21.99    $  18.50     $  0.14
      Second Quarter               24.50       18.10        0.14
      Third Quarter                21.70       13.65        0.14
      Fourth Quarter               18.90       15.50        0.14

(b)   SHAREHOLDERS OF RECORD

      As of May 12, 2003, the market price of the Company's common stock was $12.93 per share with 8,100,868 shares outstanding and 1,694 holders of record.

(c)   DIVIDENDS

      The Company intends, from time to time, to pay cash dividends on its common stock, as its Board of Directors deems appropriate, after consideration of the Company's operating results, financial condition, cash requirements, general business conditions and such other factors as the Board of Directors deems relevant.

(d)   SALES OF SECURITIES OTHER THAN SALES OF EQUITY SECURITIES

      Between February 7, 1999 and June 28, 2001, the Company sold 206,070 shares of its common stock, par value $0.40 per share to an aggregate of ten senior executives. No underwriter was involved in the sale. All shares were issued for cash pursuant to options granted under the CPI Corp. Voluntary Stock Option Plan, which was approved by shareholders in 1993.

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

The summary historical consolidated financial data as of and for each of the fiscal years in the five-year period ended February 1, 2003 set forth below have been derived from the Company's audited consolidated financial statements. The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included herein.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
      (in thousands except per share data) (1) (2)

STATEMENT OF OPERATIONS

                                              2002           2001           2000           1999          1998
                                           ---------      ---------      ---------      ---------      --------
Net sales                                  $ 308,644      $ 319,168      $ 319,973      $ 319,135      $325,547
Cost of sales                                 39,615         41,376         39,004         41,604        39,850
Selling general and administrative
 expenses                                    229,705        235,698        229,501        244,069       232,387
Depreciation and amortization                 20,058         23,743         24,402         26,727        24,952
Other charges and impairments (10)             6,042          5,640            175             --            --
                                           ---------      ---------      ---------      ---------      --------
Income from operations                        13,224         12,711         26,891          6,735        28,358
Interest expense, net                          1,569          2,451          2,854          1,693           943
Other income (expense) (3)(4)(5)                 111            303             78           (124)        5,317
Income taxes                                   4,133          3,540          8,278          1,721        11,456
                                           ---------      ---------      ---------      ---------      --------
Income from continuing operations
 before cumulative effect of change in
 accounting principle                          7,633          7,023         15,837          3,197        21,276
Cumulative effect of change in
 accounting principle                             --             --        (10,219)            --            --
Net income (loss) from discontinued
 operations (1)(2)                            (1,093)          (482)        (5,088)        (6,429)          668
                                           ---------      ---------      ---------      ---------      --------
  Net earnings (loss)                      $   6,540      $   6,541      $     530      $  (3,232)     $ 21,944
                                           =========      =========      =========      =========      ========

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
        (in thousands except per share data) (1) (2) (continued)

                                           2002          2001          2000          1999          1998
                                         --------      --------      --------      --------      --------
SHARE AND PER SHARE DATA (1)(2)

 Net earnings (loss) from continuing
  operations-diluted (6)                 $   0.94      $   0.88      $   1.96      $   0.32      $   2.08
 Net earnings (loss) from continuing
  operations-basic (6)                       0.95          0.90          2.02          0.33          2.14
 Net earnings (loss)- diluted                0.80          0.82          0.06         (0.32)         2.15
 Net earnings (loss)- basic                  0.81          0.84          0.07         (0.33)         2.21

 Dividends                                   0.56          0.56          0.56          0.56          0.56
 Avg. shares outstanding - diluted          8,086         7,939         8,075        10,010        10,217
 Avg. shares outstanding - basic            8,040         7,841         7,861         9,670         9,935

CASH FLOW DATA

 Net cash provided by operating
  activities (continuing
  operations only)                       $ 28,952      $ 29,701      $ 41,660      $ 32,043      $ 34,218
 Net cash (used in) provided by
  investing activities                     (6,597)      (13,936)      (19,250)      (25,444)       29,511
 Net cash used in financing
  activities (6)                          (10,082)       (7,278)      (31,143)      (32,456)       (6,878)

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
      (in thousands except per share data and average sales) (1) (2) (continued)

                                           2002       2001       2000       1999       1998
                                         --------   --------   --------   --------   --------
OTHER FINANCIAL DATA
 Capital expenditures                    $  8,991   $ 14,964   $ 11,753   $ 25,444   $ 14,389
 EBITDA (11)                               40,297     38,740     43,916     37,353     62,628

 Sittings                                   5,033      5,534      5,648      5,809      5,779

 Average sales per customer sitting:
     Custom                              $  72.96   $  69.59   $  71.93   $  71.30   $  71.06
     Package                                43.45      43.49      42.53      39.09      40.97
     Overall                             $  61.06   $  57.59   $  56.44   $  53.80   $  56.00

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA
          (in thousands except per share data) (1) (2) (continued)

                                           2002       2001       2000       1999       1998
                                         --------   --------   --------   --------   --------
BALANCE SHEET (1)(2)
 Cash and cash equivalents (7)           $ 57,922   $ 46,555   $ 38,820   $ 49,546   $ 76,000
 Current assets                            96,733     82,804     75,570     81,465    113,671
 Net fixed assets                          47,502     63,708     72,603     84,923    111,148
 Net assets of discontinued operations         --         --     16,011     23,176         --
 Assets of business transferred under
  contractual arrangements (8)             10,041     11,587         --         --         --
 Assets of supplemental retirement
  plan (9)                                 13,761     14,406     14,677      6,838      5,378
 Other assets                              11,323      9,056      6,050      2,861      4,496
 Total assets                             179,360    181,561    184,911    199,263    234,693
 Current liabilities                       67,521     65,982     67,356     42,094     36,656
 Other liabilities                         23,540     16,896     16,277     16,275     21,962
 Long-term debt, less current
  maturities                               34,116     42,639     51,142     59,637     59,559
 Stockholders' equity (6)                  54,183     56,044     50,136     81,257    116,516

(1) In 2002, the Company classified its former Technology Development segment as a discontinued operation and reclassified the prior years' consolidated financial statements to reflect this change.

(2) In 1999, the Company classified the Wall Decor segment as a discontinued operation and reclassified the prior years' consolidated financial statements to reflect this change.

(3) In 1998, $2.8 million amortization of interest income was recognized from a promissory note from Kodak.

(4) In 1999 and 1998, the Company recognized $3.2 million and $5.0 million in other income from a noncompete agreement with Eastman Kodak Co.

(5) In 2001, 2000 and 1999, the Company, recognized $218,000 in income and $145,000 and $3.5 million in expense, respectively, in other expense for costs related to the termination of a merger agreement.

(6) The Company recorded the repurchase of 1,211,124 shares of common stock for $28.3 million in 2000, 1,166,650 shares of common stock for $28.2 million in 1999 and 252,214 shares of common stock for $5.4 million in 1998.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
        (in thousands except per share data) (1) (2) (continued)

(7) A promissory note from Kodak of $43.9 million was paid January 4, 1999, which resulted in the increased cash balance in 1998.

(8) Assets of business transferred under contractual arrangements is the result of the sale of the discontinued Wall Decor operation.

(9) In 2000, initial funding of a supplementary retirement benefit trust for key executives was established.

(10)  Other charges and impairments:

                                       2002      2001       2000       1999       1998
                                     -------    ------   --------   --------   --------
Restructuring initiatives:
 Executive management
  repositioning (a)                  $   380    $4,486   $    175   $     --   $     --
 Exiting Technology Development
  segment (b)                          1,046        --         --         --         --
 Production facility closure (c)         575        --         --         --         --
 Corporate administrative support
  reductions (d)                         916     1,154         --         --         --

Other charges:
 Impairment losses (e)                 4,171        --         --         --         --
                                     -------    ------   --------   --------   --------
Total                                  7,088     5,640        175         --         --

Less:
 Exiting Technology Development
  segment-included in discontinued
  operations                          (1,046)       --         --         --         --
                                     -------    ------   --------   --------   --------
Total other charges and
 impairments                         $ 6,042    $5,640   $    175   $     --   $     --
                                     =======    ======   ========   ========   ========

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (in thousands except per share data) (1) (2) (continued)

      (a) Consists principally of expenses for executive severance and retirements.

      (b) Consists of expenses related to employee severance, asset abandonment write-offs and a remaining lease obligation accrual.

      (c) Consists of expenses related to employee severance and retirement, asset abandonment write-offs and a remaining lease obligation accrual.

      (d)   Consists of employee severance and retirement.

      (e) Consists of write-offs and write-downs of certain previously capitalized technology development costs.

(11) EBITDA represents net earnings from continuing operations before interest expense, income taxes, depreciation and amortization and other non-cash charges. EBITDA is presented because it is one liquidity measure used by certain investors to determine a company's ability to service its indebtedness. EBITDA is unaffected by the debt and equity structure of the company. EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles ("GAAP"), is not necessarily indicative of cash available to fund all cash needs and should not be considered as income under GAAP for purposes of evaluating the Company's results of operations. EBITDA is not necessarily comparable with similarly-titled measures for other companies.

                                         2002      2001       2000       1999      1998
                                       -------   -------   --------    -------   -------
      EBITDA
      Net earnings from continuing
       operations                      $ 7,633   $ 7,023   $ 15,837    $ 3,197   $21,276
      Cumulative effect of change in
       accounting principle                 --        --    (10,219)        --        --
      Income tax expense                 4,133     3,540      8,278      1,721    11,456
      Interest expense                   3,578     4,229      4,660      4,813     4,627
      Depreciation and amortization     20,058    23,743     24,402     26,727    24,952
      Other non-cash charges             4,895       205        958        895       317
                                       -------   -------   --------    -------   -------
      EBITDA                           $40,297   $38,740   $ 43,916    $37,353   $62,628
                                       =======   =======   ========    =======   =======

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
        (in thousands except per share data) (1) (2) (continued)

      As required by the SEC's recently issued Regulation G, a reconciliation of EBITDA, a non-GAAP liquidity measure, with the most directly comparable GAAP liquidity measure, cash flow from continuing operations follows:

                                           2002        2001        2000        1999        1998
                                         --------    --------    --------    --------    --------
      EBITDA                             $ 40,297    $ 38,740    $ 43,916    $ 37,353    $ 62,628
      Income tax expense                   (4,133)     (3,540)     (8,278)     (1,721)    (11,456)
      Interest expense                     (3,578)     (4,229)     (4,660)     (4,813)     (4,627)
      Adjustments for items not
       requiring cash:
        Deferred income taxes              (2,282)      4,965      (7,009)    (11,468)      6,129
        Customer deposit liability             61        (494)     18,177       9,212         386
        Amortization of noncompete
         agreement                             --          --          --      (3,228)     (5,000)
        Amortization of discount on
         note receivable                       --          --          --          --      (2,815)
        Other, net                         (2,417)     (1,154)      2,872         725        (900)
        Decrease (increase) in current
         assets                            (1,861)      4,128       1,116         (80)       (421)
        Increase (decrease) in current
         liabilities                          554       1,475        (639)        319      (3,397)
        Increase (decrease) in current
         taxes                              2,311     (10,190)     (3,835)      5,744      (6,309)
                                         --------    --------    --------    --------    --------
      Cash flows from continuing
       operations                        $ 28,952    $ 29,701    $ 41,660    $ 32,043    $ 34,218
                                         ========    ========    ========    ========    ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's Discussion and Analysis of Financial Condition and Results of Operations is designed to provide the reader of the financial statements with a narrative on the Company's results of operations, financial position and liquidity, significant accounting policies and critical estimates, and the future impact of accounting standards that have been issued but are not yet effective. Management's Discussion and Analysis is presented in the following sections: Results of Operations; Liquidity, Capital Resources and Financial Condition; and Accounting Pronouncements and Policies. It is useful to read Management's Discussion and Analysis in conjunction with the consolidated financial statements and related notes thereto contained elsewhere in this document.

      All references to earnings per share relate to diluted earnings per common share.

Results of Operations

Net sales were $308.6 million in 2002, compared with $319.2 million in 2001 and $320.0 million in 2000.

      Net sales were $308.6 million in 2002, a decrease of 3.3% from 2001, which in turn were 0.3% lower than 2000. The decline in revenues was primarily due to a reduced number of sittings within the Sears Portrait Studios. These reduced sitting levels were partially offset by an increase in the average sale per customer.

      In 2002, sittings were 5.03 million, a decrease of 9.1% from the 5.53 million sittings generated in 2001. The 2001 sittings were 2.0% lower than the 5.65 million sittings in 2000. The average sale per customer in 2002 was $61.06 or 6.0% higher than the $57.59 realized in 2001. The average sale per customer rose 2.0% in 2001 from $56.44 in 2000.

      The decrease in sittings during these periods was due to an increase in the number of competitor locations and the effects of competitors with lower price package offers, coupled with a soft economic environment driven by declining consumer confidence.

      The increase in average sale per customer during these periods was primarily the result of the Company's success in converting more of its customers to the higher value custom offer, selected price increases and the Company's decision to begin selling customer proof sheets during the third quarter of 2002 which had been previously provided free of charge as part of the custom offer.

      Included in the above mentioned sales revenues for fiscal 2001 and 2000 is $4.5 million and $18.1 million, respectively, of pre-tax revenues that were included in the cumulative effect adjustment recorded in fiscal 2000 as discussed in Note 2 to the Consolidated Financial Statements.

      Costs and expenses were $295.4 million in 2002, compared with $306.5 million in 2001 and $293.1 million in 2000.

      Cost of sales, excluding depreciation and amortization expense, as a percentage of net sales was 12.8% in 2002, compared to 13.0% in 2001 and 12.2% in 2000. Correspondingly, gross margin rates were 87.2% in 2002, 87.0% in 2001 and 87.8% in 2000. The reduction in cost of sales for 2002 from 2001 was primarily due to the positive impact of more favorable pricing terms under a new supply contract with our primary raw material supplier which was partially offset by the increased costs, as a percentage of sales, due to lower sitting volumes. The increase in cost of sales, as a percentage of sales, from 2000 to 2001 was primarily a result of reduced sitting levels.

      Selling, general and administrative expenses were $229.7 million, $235.7 million and $229.5 million for fiscal years 2002, 2001 and 2000, respectively. As a percentage of sales, these expenses were 74.4% in 2002, 73.8% in 2001 and 71.7% in 2000. The $6.0 million decrease in 2002 from 2001 was primarily attributable to planned reductions in advertising, reduced merchant discount fees related to credit card sales resulting from processing our credit card sales through Sears in 2002, reduced sales commissions to Sears resulting from reduced sales levels and various other reductions resulting from the Company's continued emphasis on cost controls. These reductions were partially offset by an increase in studio employment costs as a result of an increase in the average hourly rate paid to our associates.

      The $6.2 million increase in selling, general and administrative expenses in 2001 from 2000 was primarily a result of an increase in studio employment costs as both the number of hours as well as the average hourly rate paid to our associates rose in 2001. Another contributing factor to the increase in selling, general and administrative expenses in 2001 compared to 2000 was an increase in employee benefit costs resulting from the employee health insurance plan as well as changes to the qualified noncontributory pension plan.

      Depreciation and amortization was $20.1 million in 2002, compared to $23.7 million in 2001 and $24.4 million in 2000. The decrease in depreciation expense is primarily the result of a portion of the Company's photographic equipment installed in 1993 and 1994 becoming fully depreciated in 2001 and 2002.

      Other charges and impairments reflect costs incurred from strategic actions implemented by the Company to restructure its operations and additional charges due to asset impairments. Such charges amounted to $6.0 million in 2002, $5.6 million in 2001 and $175,000 in 2000. The actions taken over the past three years are as follows:

            o     Executive Management Repositioning

            In the third quarter of fiscal 2002, the Company recognized $380,000 in expense related to the early retirement of a senior executive.

            In February 2001, the Company announced it had hired J. David Pierson as Chairman and Chief Executive Officer to replace the retiring Alyn V. Essman. The Company incurred $1.7 million and $175,000 in 2001 and 2000, respectively, in special charges related to the severance pay, recognition of unamortized supplemental employee retirement plan benefits and other costs associated with the retirement of Mr. Essman and recruitment of Mr. Pierson.

            In addition, in December 2001, the Company announced that Russ Isaak, President, and Pat Morris, Senior Executive Vice President and President of the Company's Portrait Studio division, would retire from their respective positions and resign from the Company's Board of Directors effective the end of the fiscal year. The Company incurred $2.8 million in 2001 in expenses for severance pay, recognition of unamortized supplemental employee retirement plan benefits and other costs related to these and other administrative retirements at year-end.

            Throughout 2001, the Company reviewed its administrative employee structure in an effort to more efficiently support the operating divisions, which resulted in $1.1 million in severance pay and recognition of unamortized supplemental employee retirement plan benefits.

            o     Production Facility Closure

            During the fourth quarter of 2002, management completed its previously-announced review of its manufacturing capacity. As a result, the Company's Las Vegas manufacturing facility was closed. This action resulted in charges of approximately $407,000 in employee severance, $270,000 in accruals relating to the remaining lease obligations and $305,000 in asset abandonment write-offs.

            o     Corporate Administrative Support Reductions

            During the fourth quarter of 2002, management also completed its previously-announced review of its overall level of corporate support expenses. Consequently, a number of support positions in the Company's corporate headquarters were eliminated resulting in employee severance accruals of approximately $509,000.

            o     Impairment Losses

            In the third quarter of fiscal 2002, as part of the ongoing transfer and reorganization activities discussed above relating to the Company's then existing Technology Development segment, certain strategic technology decisions were made that either reduced or eliminated the future utility of certain historic capitalized technology development costs necessitating a write-down or write-off of these costs, thus resulting in a pre-tax, non-cash, charge of $4.2 million. The impacted development activities included a proprietary digital camera project ($2.9 million, including $2.5 million in equipment costs), a digital manufacturing system ($445,000) and, a portion of the store automation system platform ($863,000). In the case of both the digital camera project and the digital manufacturing system, the Company has made the decision to prospectively utilize commercially-available cameras and digital manufacturing software. The Company's change in technology direction and its decision to no longer pursue the sale of technology services to third parties resulted in the need to write-off a portion of its store automation system capitalized software code.

      Interest expense was $3.6 million in 2002, compared to $4.2 million in 2001 and $4.7 million in 2000. The reduction in interest expense is primarily a result of scheduled principal payments made in 2002 and 2001 to reduce the outstanding balance of the Senior Notes. The principal due on these notes at the end of 2002 was $42.7 million down from $51.2 million in 2001 and $59.7 million in 2000.

      Interest income was $2.0 million in 2002, as compared to $1.8 million in 2001 and 2000. The increased interest income in 2002 was generated from increased average balances of cash and cash equivalents partially offset by the impact of declining interest rates earned on these cash balances during 2002. The balance of cash and cash equivalents, at the end of fiscal 2002 was $57.9 million, an increase from $46.6 million in 2001 and $38.8 million in 2000.

      Income tax expense as a percentage of income before taxes, was 35.1% in 2002, 33.5% in 2001 and 34.3% in 2000. The higher effective income tax rate in 2002 was attributable to higher state and local income tax expense. The lower effective rates in 2001 and 2000 resulted from adjustments to the income tax reserve relating to several then-existing income tax matters.

      A cumulative effect of a change in accounting principle amounting to $10.2 million was recorded in fiscal 2000 to reflect the Company's change in its revenue recognition policy relating to photographic sales and Smile Savers Plan(R) fees to be consistent with the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements".

      Net losses from discontinued operations were $1.1 million, $482,000 and $5.1 million in 2002, 2001 and 2000 respectively. These discontinued operations relate to the Company's previously existing Technology Development and Wall Decor segments and are further discussed below.

            o During the third quarter of fiscal 2002, management completed its previously announced review of the infrastructure and platform from which it delivers technology development and support services. The objectives of the review were to 1) improve focus on and support for the Company's core portraiture business, 2) improve organizational functionality and systems flexibility, and 3) eliminate duplicative cost structures.

            Consequently, during the fourth quarter of fiscal 2002, final decisions were made and implemented regarding the elimination of the Company's separate technology development segment. To achieve the aforementioned objectives, the Company transferred the technology development activities, previously performed by its subsidiary Centrics Technology, Inc. ("Centrics"), back into a newly reorganized and right-sized corporate technology function. In addition, the Company will no longer pursue the sale of consulting and software development to third parties.

            In 2002, through the elimination of the Company's separate technology development segment and the transfer of activities to the corporate technology function, the Company incurred certain fourth quarter charges related to the discontinued operations. The Company incurred approximately $537,000 in employee severance pay, $243,000 in remaining lease obligation accruals and $266,000 in asset abandonment write-offs.

            o In April 2000, the Company announced it was negotiating to sell its Wall Decor segment, a business operated by the Company since 1993 under the name Prints Plus. As a result of the decision to exit this business, a loss of $6.4 million, after taxes, was recorded in 1999 to recognize anticipated losses and related expenses in connection with the sale. The Company also classified the Wall Decor segment as a discontinued operation and reclassified prior years' financial statements to reflect this change.

            The Company had planned to complete this transaction in the summer of 2000. However, in August 2000, the Company announced that negotiations to sell its Wall Decor business had terminated and the Company was pursuing other buyers for this business. Subsequently, in April 2001, the Company announced it had signed an agreement with TRU Retail, Inc. ("TRU Retail"), a corporation formed by top management of Prints Plus, to buy the Wall Decor segment from the Company. As a result of these events, in 2000, net earnings of the Company were adjusted to include a further $4.1 million after-tax loss for the discontinued wall decor operations. This loss reflected 2000 operating results of the Wall Decor operation, the consideration to be received at the closing date of the sale, and the anticipated fiscal year 2001 losses and related expenses in connection with the sale.

Net income was $6.5 million in 2002, $6.5 million in 2001, and $530,000 in 2000. The Company's results of operations were affected in 2002, 2001 and 2000 by certain other charges and impairments, losses from discontinued operations and cumulative effect of a change in accounting principle, all of which are more fully discussed above.

Liquidity, Capital Resources and Financial Condition
Analysis of Financial Condition

      As of February 1, 2003, the Company's current assets exceeded current liabilities by $29.2 million. This working capital surplus primarily results from the $57.9 million of cash and cash equivalents on hand at the end of the year. At February 2, 2002 current assets exceeded current liabilities by $16.8 million.

      Net cash provided by operating activities, excluding discontinued operations in 2002, was $29.0 million as compared to $29.7 million and $41.7 million in 2001 and 2000, respectively. The decrease in cash provided in 2002 resulted primarily from the growth in accounts receivable in the amount of $3.1 million due to a change in the credit card processing agreement with Sears. The decrease in cash provided in 2001 as compared to 2000 resulted primarily from lower earnings in 2001 and higher deferred revenues recorded in 2000 as a result of the change in the Company's revenue recognition policy.

      Net cash used in financing activities was $10.1 million in 2002 compared to $7.3 million in 2001 and $31.1 million in 2000. The increase in net cash used in 2002 was primarily a result of $4.2 million less being collected for the exercise of stock options in the current year. The decrease in net cash used in financing from 2000 to 2001 was due to $28.3 million used for the purchase of treasury stock in 2000.

      Net cash used in investing activities during 2002 was $6.6 million. This compares with cash used in investing activities of $13.9 million and $19.2 million in 2001 and 2000, respectively. The decrease in cash used for investing activities in 2002 as compared with the prior years is the result of reduced capital expenditures as well as a reduction in the amounts invested in the Rabbi Trust. The Rabbi Trust was established as a vehicle to fund the liability arising from the supplementary retirement benefit plan for certain key executives. The Company plans capital expenditures of $21 million for 2003. The major initiatives anticipated to be funded relate to the initial rollout of forty-eight new full digital studios as well as the expansion of the mobile photography division to a minimum of fifteen markets and the opening of eleven portrait studios in Mexico. The company also anticipates that it will remodel approximately seventy of its portrait studios this year.

Material Commitments

Debt Agreements

      The Company has a $60.0 million Senior Note Agreement (the

"Note Agreement") privately placed with two major insurance companies. The Note Agreement was entered into in June 1997. The notes issued pursuant to the Note Agreement mature over a ten-year period with an average maturity of seven years and call for annual principal payments beginning in 2001 with the final payment due in 2007. Interest on the notes is payable semi-annually, in June and December, at an average effective fixed rate of 7.46%. As of February 1, 2003, the outstanding principal balance due under the Note Agreement was $42.7 million.

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

      In addition, the Company has a $15.0 million revolving credit facility (the "Revolving Facility") with two domestic banks entered into in June 2000. The Revolving Facility, which will expire in June 2003, has a variable interest rate charged at either LIBOR or prime rate funds, with an applicable margin added. It is at the Company's discretion whether borrowings are under LIBOR or prime rate funds. A commitment fee of 0.200% to 0.375% per annum is payable on the unused portion of the Revolving Facility.

      As of February 1, 2003, there were no borrowings under the revolving credit facility other than the need to support the principal amount of $7.2 million in outstanding standby letters of credit used in conjunction with our self insurance programs.

      The agreement governing our Revolving Facility contains the following significant covenants requiring that the Company maintain:

      - Minimum consolidated EBITDA of $39 million during the four consecutive fiscal quarter periods ended February 1, 2003;

      -     A ratio of EBITDAR to fixed charges of 1.15 to 1.00;

      - A ratio of minimum consolidated debt to consolidated EBITDA of 1.75 to 1.00; and

      - A minimum consolidated net worth of $50 million plus 50% of consolidated net income with no deduction for losses for each fiscal quarter.

      As of February 1, 2003, the Company was in compliance with all debt covenants as amended and, although dependent on attaining certain levels of operating performance and profitability in the future, anticipates complying with these covenants in the next year. In addition, the Company is currently in negotiations to establish a new revolving credit facility and expects to have an agreement in place prior to the expiration of the existing Revolving Facility.

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

MINIMUM RENTAL PAYMENTS*
(in thousands of dollars)

Fiscal Year
-----------
2003                                                                      $1,979
2004                                                                       1,276
2005                                                                         732
2006                                                                         331
2007                                                                         229
Thereafter                                                                    15
                                                                          ------
                                                                          $4,562
                                                                          ======

* Under operating leases with initial terms in excess of one year at February 1, 2003.

Contractual Obligations and Other Commercial Commitments

     To facilitate an understanding of the Company's contractual obligations and commercial commitments, the following information is provided:

                                   PAYMENTS DUE BY PERIOD (in thousands)
                       -------------------------------------------------------------
                                   Less Than        1-3         3-5        More Than
                         Total       1 Year        Years       Years        5 Years
                       --------     --------     --------     --------     ---------
Contractual
 Obligations:

  Long-term debt        $42,840      $ 8,580      $17,160      $17,100      $    --

  Operating leases        4,562        1,979        2,008          560           15

  Purchase
   obligations for
   materials and
   services (1)          11,122        8,537        2,580            5           --
                        -------      -------      -------      -------      -------
TOTAL                   $58,524      $19,096      $21,748      $17,665      $    15
                        =======      =======      =======      =======      =======

                                AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                              (in thousands)
                       -------------------------------------------------------------
                                   Less Than        1-3         3-5        More Than
                         Total       1 Year        Years       Years        5 Years
                       --------     --------     --------     --------     ---------
Other Commercial
 Commitments:

  Standby letters
   of credit            $ 7,168      $ 7,168      $    --      $    --      $    --

  Contingent lease
   obligations (2)       14,687        5,214        7,426        2,047           --
                        -------      -------      -------      -------      -------
TOTAL                   $21,855      $12,382      $ 7,426      $ 2,047      $    --
                        =======      =======      =======      =======      =======

(1)   Purchase Obligations for Materials and Services

      As of February 1, 2003 the Company had outstanding purchase obligations for future goods and services amounting to $11.1 million. These purchase commitments include $7.2 million of future services to be provided by advertising agencies and other promotional vendors in conjunction with the Company's marketing initiatives.

      The purchase obligations also include $2.4 million representing variable price provisions based on minimum purchase quantities of photographic paper, as contractually arranged with certain suppliers.

(2)   Contingent Lease Obligations

      In July 2001, the Company announced the completion of the sale of its Wall Decor segment which included the ongoing guarantee of certain operating real estate leases of Prints Plus. As of February 1, 2003 the maximum future obligation to the Company would be $14.7 million before any negotiation with landlords or subleasing. To recognize the risk associated with these leases and based on the Company's past experience with renegotiating lease obligations, a $1.0 million reserve was established in 2001. At February 1, 2003, the Company had made no further allowances for defaults under these operating leases as, in the opinion of management, Prints Plus is meeting the performance standards established under the operating leases.

Accounting Pronouncements and Policies

Adoption of New Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is no longer subject to amortization over its useful life; rather, it is subject to at least annual assessments of impairment. The Company implemented SFAS No. 142 on February 3, 2002 and ceased amortizing goodwill. During the first quarter of 2002 which ended April 27, 2002, the Company performed the first of the required impairment tests of goodwill on the carrying value as of February 3, 2002 as required by SFAS No. 142. No impairment loss resulted from the initial goodwill impairment test. As of February 1, 2003 and February 2, 2002, the carrying amount of goodwill was $513,000 and related to portrait studio acquisitions prior to June 30, 2001. The proforma effects of the adoption of SFAS No. 142 on the results of operations for periods prior to fiscal year 2002 were to increase earnings per share by $.01 in both 2001 and 2000.

Under SFAS No. 143, "Accounting for Asset Retirement Obligations," the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 was adopted by the Company effective February 3, 2002 and had no impact on the consolidated financial statements.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", but retains many of its fundamental provisions. Additionally, this statement expands the scope of discontinued operations to include more disposal transactions. SFAS No. 144 was adopted by the Company on February 3, 2002. Adoption of SFAS No. 144 is disclosed in the notes to the consolidated financial statements of the Company. Refer to Note 7 of the Notes to Consolidated Financial Statements for additional information related to the disclosures required by SFAS No. 144.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of APB No. 30. Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company will adopt SFAS No. 145 in fiscal 2003. The Company does not expect the adoption of SFAS No. 145 to have a material impact on our financial position, results of operations or cash flows.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Previous guidance, provided under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)," required an exit cost liability be recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated by a company after December 31, 2002. SFAS No. 146 became effective for the Company beginning in the fourth quarter of the fiscal 2002. The adoption of this new standard is disclosed in the notes to the consolidated financial statements of the Company. Refer to Note 7 of the Notes to Consolidated Financial Statements for additional information related to the disclosures required by SFAS No. 146.

In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147 ("SFAS No. 147"), "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." The provisions of this statement relate to the application of the purchase method of accounting for all acquisitions of financial institutions, except transactions between two or more mutual enterprises. The provisions of this statement also relate to certain long-term customer-relationship intangible assets recognized in an acquisition of a financial institution, including those acquired in transactions between mutual enterprises. The provisions of this statement are effective on or after October 1, 2002. The provisions of this statement are not applicable to the Company, therefore,there will be no impact upon the adoption of SFAS No. 147 on our financial position, results of operations or cash flows.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-- Transition and Disclosure," an amendment of Statement of Financial Accounting Standards No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosures in interim as well as annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported net income. SFAS No. 148 is effective for fiscal years ended after December 15, 2002. The Company plans to continue to account for stock-based employee compensation under the intrinsic value based method and to provide disclosure of the impact of the fair value based method on reported income. Refer to Note 8 of the Notes to Consolidated Financial Statements for the required proforma disclosure of the impact of stock options.

In November 2002, the FASB issued Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN No. 45 will affect leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities. All such guarantees will need to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet.

Existing guarantees will be grandfathered and will not be recognized on the balance sheet. The initial recognition and measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. The Company does not expect the recognition and measurement provisions to have a material impact on the company's financial statements. Refer to Note 4 of Notes to the Consolidated Financial Statements for a discussion of the Company's guarantee of certain operating real estate leases related to a previously disposed of segment of its business.

In January 2003, the FASB issued Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities." FIN No. 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. The Company has considered the provisions of FIN No. 46 and has determined there will be no impact on our financial statements upon adoption.

Application of Critical Accounting Policies

The preparation of financial statements requires the Company to estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these required estimates varies in regard to the level of judgment involved and its potential impact on the Company's reported financial results. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimate are reasonably likely to occur from period to period, and would materially impact the Company's financial condition, changes in financial condition or results of operations. The Company's significant accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements; critical estimates inherent in these accounting policies are discussed in the following paragraphs.

Self-Insurance Reserves

The Company is self insured for certain losses relating to workers' compensation, general liability, business auto usage and employee medical claims. The Company has stop-loss coverages to limit the exposure arising from these claims. Self insurance losses for claims filed and claims incurred but not reported are accrued based upon the Company's estimates of the aggregate liability for uninsured claims incurred using actuarial assumptions followed in the insurance industry and the Company's historical experience. Loss estimates are adjusted based upon actual claims settlements and reported claims.

Defined Benefit Retirement Plans

The plan obligations and related assets of defined benefit retirement plans are presented in Note 9 of the Notes to Consolidated Financial Statements. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets. In determining the discount rate, the Company utilizes the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans. At February 1, 2003, the actuarial assumptions of the Company's plans were: discount rate 6.5%; long-term rate of return on plan assets 9.0%; and assumed salary increases 4.0%.

The Company has made certain other estimates that, while not involving the same degree of judgment, are important to understanding the Company's financial statements. These estimates are in the areas of assessing recoverability of the remaining amount due the Company resulting from the disposal of its previous Wall Decor segment and of long-lived assets, realization of net deferred tax assets and in establishing reserves in connection with restructuring initiatives and other special charges and with respect to the Company's operating lease guarantees related to its former Wall Decor segment. On an ongoing basis, management evaluates its estimates and judgments in these areas based on its substantial historical experience and other relevant factors. Management's estimates as of the date of the financial statements reflect its best judgment giving consideration to all currently available facts and circumstances. As such, these estimates may require adjustment in the future, as additional facts become known or as circumstances change.

The Company's management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Company's Board of Directors and the Audit Committee has reviewed the Company's disclosure relating to it in this Management Discussion and Analysis.

Restatement of Prior Year Financial Statements

The Company recently filed a Form 10-K/A for its fiscal year ended February 2, 2002 and Forms 10-Q/A for each of the three quarters ended April 27, 2002, July 20, 2002 and November 9, 2002 to reflect the restatement of its audited financial statements for the fiscal years ended February 2, 2002 and February 3, 2001. The restatement resulted from the Company changing its policy for recognizing revenues to be consistent with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements".

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign exchange rates. The Company's debt obligations have primarily fixed interest rates; therefore, the Company's exposure to changes in interest rates is minimal. The Company's exposure to changes in foreign exchange rates relative to the Canadian operations is minimal, as these operations constitute only 6.1% of the Company's total assets and 7.0% of the Company's total sales.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                 PAGE
                                                                 ----
- Management's Report                                              43
- Independent Auditors' Report                                     44
- Consolidated Balance Sheets as of February 1, 2003
   and February 2, 2002                                         45-46
- Consolidated Statements of Operations for the fiscal
   years ended February 1, 2003, February 2, 2002 and
   February 3, 2001                                             47-48
-  Consolidated Statements of Changes in Stockholders'
   Equity and Comprehensive Income for the fiscal years
   ended February 1, 2003,February 2, 2002 and
   February 3, 2001                                             49-51
-  Consolidated Statements of Cash Flows for the fiscal
   years ended February 1, 2003, February 2, 2002 and
   February 3, 2001                                             52-53
- Notes to Consolidated Financial Statements                       54

      The Company's fiscal year ends the first Saturday of February. Accordingly, fiscal years 2002, 2001 and 2000 ended February 1, 2003, February 2, 2002 and February 3, 2001, respectively, and consisted of 52 weeks. Throughout the "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" section, reference to 2002, 2001 or 2000 will mean the fiscal year ended February 1, 2003, February 2, 2002 and February 3, 2001, respectively.

                      (THIS PAGE LEFT INTENTIONALLY BLANK)

Management's Report

Responsibility for the financial statements and other information presented throughout the Annual Report on Form 10-K rests with the management of CPI Corp. ("the Company"). The Company believes that the consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and present fairly the substance of transactions based on the circumstances and management's best estimates and judgment. All financial information throughout the Annual Report on Form 10-K is consistent with that in the financial statements.

In meeting its responsibilities for the reliability of the financial statements, the Company depends on its system of internal controls. The system is designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with the appropriate corporate authorization and recorded properly to permit the preparation of the financial statements. To test compliance, the Company carries out an extensive audit program. This program includes a review for compliance with written policies and procedures and a comprehensive review of the adequacy and effectiveness of the internal control systems. Although control procedures are designed and tested, it must be recognized that there are limits inherent in all systems of internal accounting control and, as such, errors and irregularities may nevertheless occur. Also, estimates and judgments are required to assess and balance the relative cost and expected benefits of the controls. The Company believes that its system of internal controls provides reasonable assurance that errors or irregularities that could be material to the financial statements are prevented or would be detected within a timely period by employees in the normal course of performing their assigned functions.

The Board of Directors of the Company has an Audit Committee composed of directors who are not officers or employees of CPI Corp. The committee meets periodically with management, the internal auditors and the independent accountants to consider audit results and to discuss internal accounting control, auditing and financial reporting matters.

The Company's independent accountants, KPMG LLP, have been engaged to render an independent professional opinion on the financial statements. Their opinion on the financial statements is based on procedures conducted in accordance with auditing standards generally accepted in the United States and forms the basis for their report as to the fair presentation, in the financial statements, of the Company's financial position, operating results and cash flows.


/s/ J. David Pierson                    /s/ Gary W. Douglass
----------------------------            ----------------------------

J. David Pierson                        Gary W. Douglass
Chairman, President and                 Executive Vice President,
Chief Executive Officer                 Finance and Chief Financial Officer

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CPI Corp. and subsidiaries as of February 1, 2003 and February 2, 2002, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 1, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective February 6, 2000, the Company changed its method of accounting for revenue recognition.

KPMG LLP


/s/  KPMG LLP
-------------------
     KPMG LLP

St. Louis, Missouri

May 7, 2003

CONSOLIDATED BALANCE SHEETS - ASSETS

(in thousands of dollars except share and per share amounts)

                                                     February 1,       February 2,
                                                        2003              2002
                                                     -----------       -----------
Current assets:
  Cash and cash equivalents                           $ 57,922          $ 46,555
  Accounts receivable:
    Due from licensor store                              7,794             4,370
    Other                                                  727             1,051
  Inventories                                           11,931            12,920
  Prepaid expenses and other
    current assets                                       6,640             6,795
  Refundable income taxes                                6,812             9,123
  Deferred tax assets                                    4,907             1,990
                                                      --------          --------
      Total current assets                              96,733            82,804
                                                      --------          --------
Property and equipment:
  Land                                                   2,803             2,803
  Building improvements                                 26,554            26,514
  Leasehold improvements                                 6,589            12,547
  Photographic, sales and manufacturing
   equipment                                           188,836           207,695
                                                      --------          --------
     Total                                             224,782           249,559
  Less accumulated depreciation
    and amortization                                   177,280           185,851
                                                      --------          --------
     Property and equipment, net                        47,502            63,708

Assets of business transferred under
  contractual arrangements:
    Preferred security                                   9,566            10,069
    Loan receivable                                        475             1,518
Assets of supplemental retirement plan:
  Cash surrender value of life
    insurance policies (net of
    borrowings  of $1,596 at
    February 1, 2003)                                   10,161             9,455
  Long-term investments held in Rabbi
    Trust                                                3,600             4,951
Other assets, net of amortization of
    $1,359 at both February 1, 2003 and
    February 2, 2002                                    11,323             9,056
                                                      --------          --------
      Total assets                                    $179,360          $181,561
                                                      ========          ========

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS-LIABILITIES AND STOCKHOLDERS' EQUITY

(in thousands of dollars except share and per share amounts)

                                                  February 1,       February 2,
                                                      2003              2002
                                                  -----------       -----------
Current liabilities:
  Current maturities of long-term debt             $   8,580         $   8,580
  Accounts payable                                    10,114             9,741
  Accrued employment costs                            13,019            13,219
  Customer deposit liability                          27,939            26,953
  Sales taxes payable                                  2,681             2,816
  Accrued advertising expense                          1,232             1,384
  Accrued expenses and other liabilities               3,956             3,289
                                                   ---------         ---------
      Total current liabilities                       67,521            65,982
                                                   ---------         ---------
Long-term debt                                        34,116            42,639
Accrued pension obligations                            9,646               319
Supplemental retirement plan obligations               6,188             7,509
Customer deposit liability                             4,973             5,891
Other liabilities                                      2,733             3,177
Stockholders' equity:
  Preferred Stock, no par value,
   1,000,000 shares authorized, no
   shares issued and outstanding                          --                --
  Preferred Stock Series A, no par value,
   200,000 shares authorized; no shares
   issued and outstanding                                 --                --
  Common stock, $0.40 par value,
   50,000,000 shares authorized;
   18,288,006 and 18,201,743 shares
   outstanding at Feb. 1, 2003 and
   Feb. 2, 2002, respectively                          7,315             7,281
  Additional paid-in capital                          51,211            49,845
  Retained earnings                                  234,022           231,980
  Accumulated other comprehensive
   income (loss)                                     (10,703)           (5,386)
                                                   ---------         ---------
                                                     281,845           283,720
  Treasury stock at cost, 10,238,303
   shares at both Feb. 1, 2003
   and Feb. 2, 2002                                 (227,642)         (227,642)
  Unamortized deferred compensation-
   restricted stock                                      (20)              (34)
                                                   ---------         ---------
      Total stockholders' equity                      54,183            56,044
                                                   ---------         ---------
      Total liabilities and stockholders'
       equity                                      $ 179,360         $ 181,561
                                                   =========         =========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of dollars except share and per share amounts)
Fifty-two weeks ended February 1, 2003, February 2, 2002 and February 3, 2001

                                          2002          2001          2000
                                       ---------     ---------     ---------
Net sales                              $ 308,644     $ 319,168     $ 319,973
Costs and expenses:
 Cost of sales (exclusive of
  depreciation and amortization
  shown below)                            39,615        41,376        39,004
Selling, general and administrative
  expenses                               229,705       235,698       229,501
Depreciation and amortization             20,058        23,743        24,402
Other charges and impairments              6,042         5,640           175
                                       ---------     ---------     ---------
                                         295,420       306,457       293,082
                                       ---------     ---------     ---------
Income from operations                    13,224        12,711        26,891
Interest expense                           3,578         4,229         4,660
Interest income                            2,009         1,778         1,806
Other income, net                            111           303            78
                                       ---------     ---------     ---------
Earnings before income tax expense
 and cumulative effect of change in
 accounting principle                     11,766        10,563        24,115
Income tax expense                         4,133         3,540         8,278
                                       ---------     ---------     ---------
Net earnings from continuing
 operations before cumulative
 effect of change in accounting
 principle                                 7,633         7,023        15,837
Cumulative effect of change in
 accounting principle, net of
 income taxes of $5,503                       --            --       (10,219)
                                       ---------     ---------     ---------
Net earnings from continuing
  operations                               7,633         7,023         5,618
Discontinued operations:
 Loss from operations net of
  income tax benefit of $578, $259
  and $506, respectively                  (1,093)         (482)         (978)
 Loss on disposal, net of
  tax benefit of $2,213                       --            --        (4,110)
                                       ---------     ---------     ---------
Net loss from discontinued
  operations                              (1,093)         (482)       (5,088)
                                       ---------     ---------     ---------
Net earnings                           $   6,540     $   6,541     $     530
                                       =========     =========     =========

See accompanying notes to consolidated financial statements.

(in thousands of dollars except share and per share amounts)
Fifty-two weeks ended February 1, 2003, February 2, 2002 and February 3, 2001

                                    2002             2001             2000
                                 ----------       ----------       ----------
Net earnings per share from
 continuing operations-
 diluted                         $     0.94       $     0.88       $     1.96
Cumulative effect of change
 in accounting principle                 --               --            (1.27)
Net loss per share from
 discontinued operations-
 diluted                              (0.14)           (0.06)           (0.63)
                                 ----------       ----------       ----------
   Net earnings per share-
    diluted                      $     0.80       $     0.82       $     0.06
                                 ==========       ==========       ==========
Net earnings per share from
 continuing operations-
 basic                           $     0.95       $     0.90       $     2.02
Cumulative effect of change
 in accounting principle                 --               --            (1.30)
Net loss per share from
 discontinued operations-
 basic                                (0.14)           (0.06)           (0.65)
                                 ----------       ----------       ----------
   Net earnings per share-
    basic                        $     0.81       $     0.84       $     0.07
                                 ==========       ==========       ==========
Weighted average number of
 common and common
 equivalent shares
 outstanding- diluted             8,086,472        7,938,915        8,074,860
                                 ==========       ==========       ==========
Weighted average number
 of common and common
 equivalent shares
 outstanding- basic               8,040,149        7,840,612        7,861,046
                                 ==========       ==========       ==========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(in thousands of dollars except share and per share amounts)
Fifty-two weeks ended February 1, 2003

                                                                             Accum
                                                                             other                     Deferred
                                                  Add'l                      comp'h      Treasury       comp'n
                                    Common       paid-in     Retained        income       stock        restr'td
                                     stock       capital     earnings        (loss)       at cost        stock         Total
                                   ---------    ---------    ---------     ---------     ---------     ---------     ---------
Balance at Feb.2, 2002             $   7,281    $  49,845    $ 231,980     $  (5,386)    $(227,642)    $     (34)    $  56,044
                                   ---------    ---------    ---------     ---------     ---------     ---------     ---------
Issuance of common stock
 (86,263 shares)                          34        1,366           --            --            --            --         1,400
Comprehensive income(loss):
  Net earnings                            --           --        6,540            --            --            --
  Foreign currency
   translation                            --           --           --           403            --            --
  Minimum pension liability
   adjustment, net of tax
   benefit of $(3,506)                    --           --           --        (5,720)           --            --
  Comprehensive income,
   net                                    --           --           --            --            --            --         1,223
Dividends ($0.56 per
 common share)                            --           --       (4,498)           --            --            --        (4,498)
Amortization of deferred
 compensation-restricted
 stock                                    --           --           --            --            --            14            14
                                   ---------    ---------    ---------     ---------     ---------     ---------     ---------
Balance at Feb. 1, 2003            $   7,315    $  51,211    $ 234,022     $ (10,703)    $(227,642)    $     (20)    $  54,183
                                   ---------    ---------    ---------     ---------     ---------     ---------     ---------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (continued)

(in thousands of dollars except share and per share amounts)
Fifty-two weeks ended February 2, 2002

                                                                         Accum
                                                                         other                     Deferred
                                              Add'l                      comp'h       Treasury      comp'n
                                Common       paid-in      Retained       income        stock       restr'td
                                 stock       capital      earnings       (loss)       at cost       stock          Total
                               ---------    ---------    ---------     ---------     ---------     ---------     ---------
Balance at Feb. 3, 2001        $   7,154    $  44,363    $ 229,803     $  (3,478)    $(227,699)    $      (7)    $  50,136
                               ---------    ---------    ---------     ---------     ---------     ---------     ---------
Issuance of common stock
 (316,098 shares)                    127        5,482           --            --            --           (36)        5,573
Comprehensive income(loss):
  Net earnings                        --           --        6,541            --            --            --
  Foreign currency
   translation                        --           --           --          (798)           --            --
  Minimum pension liability
   adjustment, net of tax
   benefit of $(652)                  --           --           --        (1,110)           --            --
  Comprehensive income,
   net                                --           --           --            --            --            --         4,633
Dividends ($0.56 per
 common share)                        --           --       (4,364)           --            --            --        (4,364)
Issuance of treasury
 stock, at cost                       --           --           --            --            57            --            57
Amortization of deferred
 compensation-restricted
 stock                                --           --           --            --            --             9             9
                               ---------    ---------    ---------     ---------     ---------     ---------     ---------
Balance at Feb. 2, 2002        $   7,281    $  49,845    $ 231,980     $  (5,386)    $(227,642)    $     (34)    $  56,044
                               ---------    ---------    ---------     ---------     ---------     ---------     ---------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (continued)

(in thousands of dollars except share and per share amounts)
Fifty-two weeks ended February 3, 2001

                                                                         Accum
                                                                         other                     Deferred
                                              Add'l                      comp'h      Treasury       comp'n
                                 Common      paid-in     Retained        income        stock       restr'td
                                 stock       capital     earnings        (loss)       at cost        stock         Total
                               ---------    ---------    ---------     ---------     ---------     ---------     ---------
Balance at Feb. 5, 2000        $   7,117    $  42,804    $ 233,739     $  (2,945)    $(199,426)    $     (32)    $  81,257
                               ---------    ---------    ---------     ---------     ---------     ---------     ---------
Issuance of common stock
 (94,195 shares)                      37        1,559           --            --            --            --         1,596
Comprehensive income(loss):
  Net earnings                        --           --          530            --            --            --
  Foreign currency
   translation                        --           --           --          (533)           --            --
  Comprehensive income
   (loss), net                        --           --           --            --            --            --            (3)
Dividends ($0.56 per
 common share)                        --           --       (4,466)           --            --            --        (4,466)
Purchase of treasury
 stock, at cost                       --           --           --            --       (28,273)           --       (28,273)
Amortization of deferred
 compensation-restricted
 stock                                --           --           --            --            --            25            25
                               ---------    ---------    ---------     ---------     ---------     ---------     ---------
Balance at Feb. 3, 2001        $   7,154    $  44,363    $ 229,803     $  (3,478)    $(227,699)    $      (7)    $  50,136
                               ---------    ---------    ---------     ---------     ---------     ---------     ---------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)
Fifty-two weeks ended February 1, 2003, February 2, 2002, and February 3, 2001

RECONCILIATION OF NET EARNINGS TO CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES

                                            2002         2001         2000
                                          --------     --------     --------
Net earnings from continuing
 operations                               $  7,633     $  7,023     $  5,618
Adjustments for items not
 requiring cash:
  Depreciation and amortization             20,058       23,743       24,402
  Loss on disposition of property,
   plant and equipment                         723          205          958
  Deferred income taxes                     (2,282)       4,965       (7,009)
  Customer deposit liability                    61         (494)      18,177
  Post-closing adjustment on
   preferred security                          147           --           --
  Accrued interest on preferred
   security                                      3          (69)          --
  Impairment loss                            4,171           --           --
  Other, net                                (2,566)      (1,085)       2,872
Decrease (increase) in current assets:
  Receivables and inventories               (2,111)       2,390          799
  Refundable income taxes                       --       (4,698)          --
  Prepaid expenses and other
    current assets                             250        1,738          317
Increase (decrease) in current
  liabilities:
  Accounts payable, accrued
    expenses and other liabilities             554        1,475         (639)
  Income taxes                               2,311       (5,492)      (3,835)
                                          --------     --------     --------
Cash flows from continuing
  operations                                28,952       29,701       41,660
Cash flows from discontinued
  operations                                (1,093)        (482)      (1,771)
                                          --------     --------     --------
Cash flows provided by operating
  activities                              $ 27,859     $ 29,219     $ 39,889
                                          ========     ========     ========

See accompanying notes to consolidated financial statements.

(in thousands of dollars) Fifty-two weeks ended February 1, 2003, February 2, 2002 and February 3, 2001

                                        2002         2001         2000
                                     --------     --------     --------
Cash flows provided by operating
 activities                          $ 27,859     $ 29,219     $ 39,889
                                     --------     --------     --------
Cash flows provided by (used in)
 financing activities:
 Repayment of long-term
  obligations                          (8,580)      (8,580)          --
 Proceeds from borrowings against
  cash surrender value of life
  insurance                             1,596           --           --
 Issuance of common stock to
  employee stock plans                  1,400        5,609        1,596
 Cash dividends                        (4,498)      (4,364)      (4,466)
 Issuance of treasury stock                --           62           --
 Purchase of treasury stock                --           (5)     (28,273)
                                     --------     --------     --------
   Cash flows used in financing
    activities                        (10,082)      (7,278)     (31,143)
                                     --------     --------     --------
Cash flows provided by (used in)
 investing activities:
 Additions to property and
  equipment                            (8,991)     (14,964)     (11,753)
 Change in loan receivable              1,043       (1,518)          --
 Purchase of investment
  securities in Rabbi Trust            (3,249)      (3,101)     (10,711)
 Proceeds from sale of investment
  securities in Rabbi Trust             4,600        5,647        3,214
                                     --------     --------     --------
   Cash flows used in investing
    activities                         (6,597)     (13,936)     (19,250)
                                     --------     --------     --------
Effect of exchange rate changes
  on cash and cash equivalents            187         (270)        (222)
                                     --------     --------     --------
Net increase (decrease) in cash
  and cash equivalents                 11,367        7,735      (10,726)
Cash and cash equivalents at
  beginning of year                    46,555       38,820       49,546
                                     --------     --------     --------
Cash and cash equivalents at
  end of year                        $ 57,922     $ 46,555     $ 38,820
                                     ========     ========     ========
Supplemental cash flow
 information:
 Interest paid                       $  3,518     $  4,242     $  4,582
                                     ========     ========     ========
 Income taxes paid                   $  2,779     $  7,350     $ 12,279
                                     ========     ========     ========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Description of Business

      CPI Corp. (the "Company") is a holding company engaged, through its majority or wholly-owned subsidiaries and partnerships, in selling and manufacturing professional portrait photography of babies, children, adults and family groups and offers other related products and services.

      The Company's principal business is providing professional portrait photography products and services in 1,023 permanent portrait studios as of February 1, 2003 throughout the United States, Canada and Puerto Rico under the name Sears Portrait Studios.

      In early 2003, the Company entered the mobile photography market providing professional portrait and candid photography to childcare centers, sports teams and other events and institutions. Additionally, the Company initiated its operations in Mexico by opening its first professional portrait studio there in late February 2003.

      Basis of Presentation

      The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company consolidates all subsidiaries in which it has a majority voting interest. The consolidation eliminates all significant intercompany accounts and transactions. Certain items in prior periods have been reclassified to conform to the current year presentation.

      Fiscal Year

      The Company's fiscal year ends on the first Saturday of February. Accordingly, fiscal years 2002, 2001 and 2000 ended February 1, 2003, February 2, 2002 and February 3, 2001, respectively, and consisted of 52 weeks. The Company's first, second and fourth fiscal quarters consist of 12 weeks and the third quarter consists of 16 weeks.

      Business Concentrations

      Volume of business - The Company's customers are not concentrated in any specific geographic region. Due to the widely dispersed nature of the Company's nationwide retail business across millions of customers, no single customer accounted for a significant amount of the Company's sales.

      Revenues - Approximately 99% of total revenues for each of the three fiscal years presented were derived from sales at permanent portrait studios operating under the Sears Portrait Studio name. These studios operate under agreements with Sears in the United States, Canada and Puerto Rico that require the Company to pay license fees to Sears based on net sales.

      Sources of supply - The Company purchases photographic paper, film and chemistry from three major manufacturers. The Company purchases other equipment and materials for all its operations from a number of suppliers and is not dependent upon any other supplier for any specific kind of equipment. The Company has had no difficulty in the past obtaining sufficient materials to conduct its businesses and believes its relationships with suppliers are good.

      Foreign operations - Included in the Company's consolidated balance sheets at February 1, 2003, February 2, 2002 and February 3, 2001 are long-lived assets of $4.3 million, $4.9 million and $5.5 million, respectively employed in the Company's Canadian operations. Net sales related to the Canadian operations were $21.6 million, $22.7 million and $23.3 million in fiscal 2002, 2001 and 2000, respectively.

      Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include, but are not limited to workers' compensation and employee health insurance liability self insurance reserves; recoverability of long-lived assets; establishing restructuring and other reserves; and defined benefit plan assumptions. Actual results could differ from those estimates.

      Foreign Currency Translations

      Assets and liabilities of foreign operations are translated into U.S. dollars at the exchange rate in effect on the balance sheet date, while income and expense accounts are translated at the average rates in effect during each fiscal period. Gains and losses on foreign currency translations are included in the determination of accumulated other comprehensive income for the period. These gains (losses) amounted to $403,000, ($798,000), and ($533,000) in 2002, 2001 and 2000, respectively.

      Cash and Cash Equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

      Inventories

      Inventories include raw material inventories of film, paper and chemicals and are stated at the lower of cost or market, with cost of the majority of inventories being determined by the first-in, first-out (FIFO) method and the remainder by the last-in, first-out (LIFO) method. Costs incurred relating to portraits processed, or in-process, are inventoried and expensed when the related sales revenue is recognized.

      Property and Equipment

      Property and equipment are stated at cost less accumulated depreciation and amortization.

      Depreciation and amortization on property and equipment is computed principally using the straight-line method over estimated service lives of the respective assets. A summary of estimated useful lives is as follows:

      Building improvements                                    15 to 19 years

      Leasehold improvements                                    5 to 15 years

      Photographic, sales and manufacturing equipment           3 to 10 years

      Expenditures for improvements are capitalized, while normal repair and maintenance costs are charged to expense as incurred. When properties are disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is credited or charged to income.

      In accordance with Accounting Standards Executive Committee Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", photographic, sales and manufacturing equipment includes amounts related to the capitalization of certain costs incurred in connection with developing or obtaining software for internal use.

      Long-lived Asset Recoverability

      In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", long-lived assets, primarily property and equipment, are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The SFAS No. 144 impairment test is a two-step process. If the carrying value of the asset exceeds the expected future cash flows (undiscounted and without interest) from the asset, an impairment is indicated. The impairment loss recognized is the excess of the carrying value of the asset over its fair value.

      Self Insurance Reserves

      The Company is self insured for certain losses relating to workers' compensation, general liability, business auto usage and employee medical claims. The Company has stop-loss coverages to limit the exposure arising from these claims. Self insurance losses for claims filed and claims incurred but not reported are accrued based upon the Company's estimates of the aggregate liability for uninsured claims incurred using actuarial assumptions followed in the insurance industry and the Company's historical experience. Loss estimates are adjusted based upon actual claims settlements and reported claims.

      Revenue Recognition and Deferred Costs

      Sales revenues are recorded when portraits and/or other merchandise are delivered to customers. Costs incurred relating to portraits processed, or in-process, are inventoried and expensed when the related photographic sales revenue is recognized.

      The Company offers a customer loyalty program (Smile Savers Plan(R)) under which a customer pays a one-time fee and in return pays no sitting fees for unlimited portrait sessions over the twenty-four month period covered by the program. The entire Smile Savers Plan(R) fee received is deferred and amortized into revenues on a straight-line basis over the twenty-four month period of the customer's program.

      Advertising Costs

      The Company expenses costs associated with advertising the first time the advertising takes place. Certain direct-response advertising costs are capitalized and amortized over its expected period of future benefits.

      Direct-response advertising consists of direct mail advertisements and certain broadcast costs. Such capitalized costs are amortized over the expected period of future benefits following the delivery of the direct media in which it appears.

      The consolidated balance sheets include deferred advertising costs of $1.1 million and $1.3 million for 2002 and 2001, respectively. Advertising expense for 2002, 2001 and 2000 was $36.6 million, $39.4 million and $39.2 million, respectively.

      Income Taxes

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to operating loss and tax credit carry forwards as well as differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      Stock-based Compensation Plans

      The Company grants stock options for a fixed number of shares to key managers with an exercise price equal to the fair value of the share at the date of grant. The Company accounts for stock option grants under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and accordingly recognizes no compensation expense for the stock option grants.

      The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

      EARNINGS AND EARNINGS PER SHARE
      (in thousands of dollars except per share amounts)

                                              2002        2001        2000
                                            --------    --------    --------
      Net earnings:
         as reported                        $  6,540    $  6,541    $    530
                                            ========    ========    ========
         proforma                           $  6,320    $  6,353    $    416
                                            ========    ========    ========
      Diluted earnings per common share:
         as reported                        $   0.80    $   0.82    $   0.06
                                            ========    ========    ========
         proforma                           $   0.78    $   0.80    $   0.05
                                            ========    ========    ========
      Basic earnings per common share:
         as reported                        $   0.81    $   0.84    $   0.07
                                            ========    ========    ========
         proforma                           $   0.79    $   0.81    $   0.05
                                            ========    ========    ========

      Per Share Calculations

      Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the periods presented. Diluted earnings per common share also includes the dilutive effect of potential common shares (primarily dilutive stock options) outstanding during the period for the periods presented.

      Industry Segment Information

      In years prior to 2002, the Company reported results in two business segments, Portrait Studios and Technology Development. As is more fully discussed in Note 7, in the fourth quarter of 2002, the Company exited the previously-existing Technology Development segment. Accordingly, the selected industry segment information called for by Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information", is no longer applicable and thus is not presented. Selected industry segment information related to the then-existing Technology Development segment and presented in years prior to 2002 has not been included herein as all amounts related to that segment are immaterial in relation to the consolidated financial statements for these years.

2.    ACCOUNTING CHANGE

      Effective for fiscal 2000, the Company changed its policy for recognizing revenues relating to photographic sales and Smile Savers Plan(R) fees to be consistent with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Revenues from photographic sales are now recognized when the photographs are delivered to customers. Costs incurred relating to portraits processed, or in process, are inventoried and expensed when the related photographic sales revenue is recognized. The entire Smile Savers Plan(R) fee received is deferred and amortized into revenues on a straight-line basis over the twenty-four month period of the customer's program. The Company recorded the cumulative effect of this accounting change in fiscal 2000, which resulted in a decrease to net earnings of approximately $10.2 million, net of tax, for the periods through February 5, 2000. The Company recognized $4.5 million and $18.1 million of pre-tax revenues in fiscal 2001 and 2000, respectively, that were included in the cumulative effect adjustment.

3.    IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is no longer subject to amortization over its useful life; rather, it is subject to at least annual assessments of impairment. The Company implemented
      SFAS No. 142 on February 3, 2002 and ceased amortizing goodwill. During the first quarter of fiscal 2002 ended April 27, 2002, the Company performed the first of the required impairment tests of goodwill on the carrying value as of February 3, 2002 as required by SFAS No. 142. No impairment loss resulted from the initial goodwill impairment test. As of February 1, 2003 and February 2, 2002, the carrying amount of goodwill was $513,000 and related to portrait studio acquisitions prior to June 30, 2001. The proforma effects of the adoption of SFAS No. 142 on the results of operations for periods prior to fiscal year 2002 were to increase earnings per share by $.01 in both 2001 and 2000.

      Under SFAS No. 143, "Accounting for Asset Retirement Obligations," the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 was adopted by the Company effective February 3, 2002 and had no impact on the consolidated financial statements.

      In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", but retains many of its fundamental provisions. Additionally, this statement expands the scope of discontinued operations to include more disposal transactions. SFAS No. 144 was adopted by the Company on February 3, 2002. Adoption of SFAS No. 144 is disclosed in the notes to the consolidated financial statements of the Company. Refer to Note 7 of the Notes to Consolidated Financial Statements for additional information related to the disclosures required by SFAS No. 144.

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of APB No. 30. Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company will adopt SFAS No. 145 in fiscal 2003. The Company does not expect the adoption of SFAS No. 145 to have a material impact on our financial position, results of operations or cash flows.

      In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Previous guidance, provided under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)," required an exit cost liability be recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated by a company after December 31, 2002. SFAS No. 146 became effective for the Company beginning in the fourth quarter of the fiscal 2002. The adoption of this new standard is disclosed in the notes to the consolidated financial statements of the Company. Refer to Note 7 of the Notes to Consolidated Financial Statements for additional information related to the disclosures required by SFAS No. 146.

      In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147 ("SFAS No. 147"), "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." The provisions of this statement relate to the application of the purchase method of accounting for all acquisitions of financial institutions, except transactions between two or more mutual enterprises. The provisions of this statement also relate to certain long-term customer-relationship intangible assets recognized in an acquisition of a financial institution, including those acquired in transactions between mutual enterprises. The provisions of this statement are effective on or after October 1, 2002. The provisions of this statement are not applicable to the Company, therefore, there will be no impact upon the adoption of SFAS No. 147 on our financial position, results of operations or cash flows.

      In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-- Transition and Disclosure," an amendment of Statement of Financial Accounting Standards No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosures in interim as well as annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported net income. SFAS No. 148 is effective for fiscal years ended after December 15, 2002. The Company plans to continue to account for stock-based employee compensation under the intrinsic value based method and to provide disclosure of the impact of the fair value based method on reported income. Refer to Note 8 of the Notes to Consolidated Financial Statements for the required proforma disclosure of the impact of stock options.

      In November 2002, the FASB issued Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 expands on the accounting guidance of

      Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN No. 45 will affect leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities. All such guarantees will need to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees will be grandfathered and will not be recognized on the balance sheet. The initial recognition and measurement requirements of FIN No. 45 are effective prospectively for guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. The Company does not expect the recognition and measurement provisions to have a material impact on the company's financial statements. Refer to Note 4 of Notes to the Consolidated Financial Statements for a discussion of the Company's guarantee of certain operating real estate leases related to a previously disposed of segment of its business.

      In January 2003, the FASB issued Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities." FIN No. 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. The Company has considered the provisions of FIN No. 46 and has determined there will be no impact on our financial statements upon adoption.

4.    DISCONTINUED OPERATIONS

      Wall Decor Segment

      In April 2000, the Company announced it was negotiating to sell its Wall Decor segment, a business operated by the Company since 1993 under the name Prints Plus. As a result of the decision to exit this business, a loss of $6.4 million, after taxes, was recorded in 1999 to recognize anticipated losses and related expenses in connection with the sale. The Company also classified the Wall Decor segment as a discontinued operation and reclassified prior years' financial statements to reflect this change.

      The Company had planned to complete this transaction in the summer of 2000. However, in August 2000, the Company announced that negotiations to sell its Wall Decor business had terminated and the Company was pursuing other buyers for this business. Subsequently, in April 2001, the Company announced it had signed an agreement with TRU Retail, Inc. ("TRU Retail"), a corporation formed by top management of Prints Plus, to buy the Wall Decor segment, which generated $65.0 million in net sales in fiscal 2000, from the Company. As a result of these events, in 2000, net earnings of the Company were adjusted to include a further $4.1 million after-tax loss for the discontinued wall decor operations. This loss reflected 2000 operating results of the Wall Decor operation, the consideration to be received at the closing date of the sale, and the anticipated fiscal year 2001 losses and related expenses in connection with the sale.

      In July 2001, the Company announced the completion of the sale of its Wall Decor segment for $16.0 million. The sales price reflected the receipt of $11.0 million in a Preferred Security of Prints Plus, approximately $4.0 million in cash, other consideration netting to $1.0 million and the assumption of certain liabilities. The sales price was subject to final post-closing adjustments. The Company also announced it had provided TRU Retail, Inc., the legal entity that acquired and was subsequently merged into Prints Plus, Inc. ("Prints Plus") with a $6.4 million revolving line of credit. The Company elected to provide a revolving line of credit to TRU Retail because it believed a third party commercial lender would have imposed certain restrictions on the amount of cash TRU Retail could use to pay dividends on and redeem shares of the Preferred Security. In addition, the Company did not want to be in a subordinate position to another lender because the Company is the guarantor of certain retail store leases that TRU Retail assumed (see below).

      The Company, as the sole holder of the Preferred Security, is entitled to receive, prior in preference to any class or series of capital stock of TRU Retail, Inc., a cumulative, compounding, cash dividend at the rate per annum of nine percent of the par value, paid annually.

      In the event of any liquidation, dissolution, or winding up of TRU Retail, the holder of the Preferred Security is entitled to receive, prior to and in preference to any distribution of TRU Retail's assets to holders of each other class and series of TRU Retail's capital stock and to the extent funds of TRU Retail are sufficient, an amount equal to the aggregate of the par value of, and accrued but unpaid dividends with respect to, each share of Preferred Security. Upon the occurrence of certain events relating to TRU Retail (public offering, sale of substantially all its assets, merger in which TRU Retail is not the surviving entity or a transaction in which a majority of the common shares are transferred to another entity), at the option of the holder, each share of the Preferred Security is convertible into share of common stock of TRU Retail, pursuant to a formula set forth in the Certificate of Designation designating the Preferred Security. The holder of the Preferred Security may tender to TRU Retail for redemption a limited number of shares of the Preferred Security on an annual basis.

      On or before January 31, 2012, TRU Retail is obligated, to the extent it lawfully may do so, to redeem all then outstanding shares of the Preferred Security. TRU Retail may, in its absolute discretion and without penalty, redeem any shares of the Preferred Security prior to January 31, 2012. So long as any shares of the Preferred Security are outstanding, TRU Retail is precluded from taking certain actions (all protective in nature to the Company, such as limitations on capital expenditures, incurrence of additional debt and other changes in the capitalization of TRU Retail that would alter the preference or rights of the Preferred Security) without prior unanimous approval of the Board of Directors of TRU Retail and/or the prior approval of shareholders holding two-thirds of the outstanding shares of the Preferred Security. In certain instances, the holder of shares of the Preferred Security has voting rights as a separate class.

      The Company determined that the fair value of the Preferred Security approximated the $11 million face value assigned to it by reference to the 9% interest rate of the Preferred Security, which was determined to be an appropriate risk-adjusted market rate of interest for such an obligation. In making the determination that fair value approximated face value the Company compared the 9% rate of the Preferred Security to the then existing BB high yield bond rate of 8.86%.

      Subsequently, in January 2002 and May 2002, the balance of the Preferred Security decreased due to the optional redemption of $1.0 million and $353,000, respectively, of the security by Prints Plus in cash, and, in the first quarter of 2002, by a final post-closing adjustment of $147,000 to the security reflecting a decrease in the final sales price. The final purchase price adjustment related principally to certain expenses incurred by Prints Plus covered by an indemnity of the Company, and was accounted for by a charge to selling, general and administrative expenses and a credit to the Preferred Security balance. These events, offset by the accrued interest income of $66,000 that is also reflected in the value of the Preferred Security, resulted in a balance on February 1, 2003 of $9.6 million. At February 1, 2003, the Company held 9,500 shares of the Preferred Security with a redemption price per share of $1,000.

      In assessing the recoverability of its recorded investment in the Preferred Security, the Company reviews whether events or changes in circumstances indicate that the carrying value may not be recoverable. This review includes an analysis of the current operating performance of Prints Plus, including the amounts of free cash flow being generated providing for interest and debt service as well as their compliance with all the performance standards included within the covenants of the Preferred Security. Based on this review, no valuation allowance is deemed necessary at February 1, 2003.

      Borrowings under the revolving line of credit extended to Prints Plus were $475,000 and $1.5 million as of February 1, 2003 and February 2, 2002, respectively. Interest income earned on this revolving line of credit for 2002 and 2001 was $157,000 and $120,000, respectively.

      Although the legal transfer of ownership of the Company's Wall Decor segment was completed in July 2001, the transaction was not accounted for as a divestiture for accounting purposes as it was the Company's assessment, because of the Company's continuing financial interest in the business, that the risks and other incidents of ownership had not been transferred to the buyer with sufficient certainty. The Company's continuing financial interest is represented by the following:

            - The repayment of the Preferred Security, which constitutes the principal consideration in the transaction, is dependent on future successful operations of the business.

            - The continued necessity for operating lease guarantees of the business by the Company.

            - Absence of a significant financial investment in the business by the buyer as the majority of the cash paid at closing was advanced under the Company's revolving line of credit to TRU Retail.

      As a result of its continuing financial interest in Prints Plus, the Company, in accordance with the guidance provided in SEC Staff Accounting Bulletin, Topic 5-"Miscellaneous Accounting", Subtopic E-"Accounting for Divestiture of a Subsidiary or Other

      Business Operation", is required to follow a modified equity method of accounting. The modified equity method requires cumulative losses, if any, incurred by Prints Plus during its fiscal year be reflected in the Company's financial statements as a valuation allowance and corresponding charge to income. As a result of Prints Plus' operating performance and compliance with the covenants of the Preferred Security and revolving line of credit, no valuation allowance was recorded as of February 1, 2003.

      Further, if Prints Plus defaults on certain operating real estate leases, the Company has guaranteed monthly lease payments over the remaining life of these leases. As of February 1, 2003, the maximum future obligation to the Company would be $14.7 million before any negotiation with landlords or subleasing. Based on scheduled lease payments, the maximum future obligations will decrease an additional $5.2 million by the end of fiscal 2003, then by $4.7 million in 2004 and approximately $4.8 million over the next three years. To recognize the risk associated with these leases, a $1.0 million reserve was established in 2001. The $1 million reserve was established assuming an average of seventy-five days of lease payments for each of the fifty-six leases then guaranteed by the Company. The seventy-five day estimate was based upon the Company's historical experiences in settling lease obligations resulting from early terminations of leases, taking into account the nature of prime mall space represented by the guaranteed leases. The Company has recognized no losses to date related to their obligations under these guarantees. At February 1, 2003, the Company had made no further allowances for defaults under these operating leases as, in the opinion of management, Prints Plus is meeting the performance standards established under the operating leases.

      Technology Development Segment

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

      Consequently, during the fourth quarter of fiscal 2002, final decisions were made and implemented regarding the elimination of the Company's separate technology segment. To achieve the aforementioned objectives, the Company transferred the technology development activities, previously performed by its subsidiary Centrics Technology, Inc. ("Centrics"), back into a newly reorganized and right-sized corporate technology function. In addition, the Company decided to no longer pursue the sale of consulting and software development to third parties. Net revenues from such sales amounted to approximately $636,000 and $103,000 in 2002 and 2001, respectively.

      For financial reporting purposes, in 2002 the Company has classified its former Technology Development segment as a discontinued operation and has reclassified prior year amounts to conform to the current presentation. Also, through the elimination of the Company's separate technology segment and the transfer of activities to the corporate technology function, the Company incurred certain fourth quarter charges related to the discontinued operations, including approximately $537,000 in employee severance pay, $243,000 in remaining lease obligation accruals and $266,000 in asset abandonment write-offs.

5.    BORROWINGS

      Short-term

            The Company has a $15.0 million revolving credit facility (the "Revolving Facility") with two domestic banks entered into in June 2000. The Revolving Facility, which will expire in June 2003, has a variable interest rate charged at either LIBOR or prime rate funds, with an applicable margin added. It is at the Company's discretion whether borrowings are under LIBOR or prime rate funds. A commitment fee of 0.200% to 0.375% per annum is payable on the unused portion of the Revolving Facility. The Company incurred $240,000 in issuance costs associated with the Revolving Facility, which is being amortized using the effective interest method over the three-year life of the Revolving Facility.

            As of February 1, 2003, there were no borrowings under the Revolving Credit Facility other than the need to support the principal amount of $7.2 million in outstanding standby letters of credit used in conjunction with the Company's self insurance programs.

            The Revolving Facility requires the Company maintain certain financial ratios and comply with certain restrictive covenants. As of February 1, 2003, the Company is in compliance with all covenants. In addition, the Company is currently in negotiations to establish a new revolving credit facility and expects to have an agreement in place prior to the expiration of the existing Revolving Facility.

      Long-term

            The Company has a $60.0 million Senior Note Agreement (the "Note Agreement") privately placed with two major insurance companies. The Note Agreement was entered into in June 1997. The notes issued pursuant to the Note Agreement mature over a ten-year period with an average maturity of seven years and call for annual principal payments beginning in 2001 with the final payment due in 2007. Interest on the notes is payable semi-annually, in June and December, at an average effective fixed rate of 7.46%. The Company incurred $591,000 in issuance costs associated with the private placement of the notes. These costs are being amortized using the effective interest method over the ten-year life of the notes.

      As of February 1, 2003, the outstanding principal balance due under the Note Agreement was $42.7 million.

      The Note Agreement also requires that the Company maintain certain financial ratios and comply with certain restrictive covenants. As of February 1, 2003, the Company is in compliance with all the covenants.

      DEBT OBLIGATIONS OUTSTANDING (in thousands of dollars)

                                           Feb. 1, 2003   Feb. 2, 2002
                                           ------------   ------------
      Senior notes, net of unamortized
       issuance costs                         $42,696        $51,219
      Less: current maturity                    8,580          8,580
                                              -------        -------
                                              $34,116        $42,639
                                              =======        =======

      AGGREGATE LONG-TERM DEBT MATURITIES AS OF FEBRUARY 1, 2003
      (in thousands of dollars)

         Fiscal Year
         -----------
         2003                         $  8,580
         2004                            8,580
         2005                            8,580
         2006                            8,580
         2007                            8,520
                                      --------
                                        42,840
         Unamortized issuance costs       (144)
                                      --------
                                      $ 42,696
                                      ========

6. STOCKHOLDERS' EQUITY

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

      Share Repurchase Program

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

      Accumulated Other Comprehensive Income(Loss)

      The following table displays the components of accumulated other comprehensive loss as of February 1, 2003, February 2, 2002 and February 3, 2001:

                                           2002           2001           2000
                                          -------        -------        -------
                                                     (in thousands)
      Foreign currency translation
       adjustments                        $ 3,873        $ 4,276        $ 3,478

      Minimum pension liability,
       net of taxes                         6,830          1,110             --
                                          -------        -------        -------
      Accumulated other
       comprehensive loss                 $10,703        $ 5,386        $ 3,478
                                          =======        =======        =======

7.    OTHER CHARGES AND IMPAIRMENTS

      Other charges and impairments included the following:
      (in thousands of dollars)

                                                          2002         2001        2000
                                                        -------      -------     -------
      Restructuring Initiatives:
        Executive management repositioning              $   380      $ 5,640     $   175
        Exiting Technology Development Segment(1)         1,046           --          --
        Production facility closure                         982           --          --
        Corporate administrative support reductions         509           --          --

      Other Charges-
        Impairment losses                                 4,171           --          --
                                                        -------      -------     -------
                                                          7,088        5,640         175
      Less:

      Exiting Technology Development Segment (1)         (1,046)          --          --
                                                        -------      -------     -------
      Total Other Charges and Impairments               $ 6,042      $ 5,640     $   175
                                                        =======      =======     =======

      (1) Charges relating to exiting the Technology Development Segment are included as a component of discontinued operations in the accompanying Consolidated Statements of Operations.

      Executive Management Repositioning

      In the third quarter of fiscal 2002, the Company recognized $380,000 in expense related to the early retirement of a senior executive.

      In February 2001, the Company announced it had hired J. David Pierson as Chairman and Chief Executive Officer to replace the retiring Alyn V. Essman. The Company incurred $1.7 million and $175,000 in 2001 and 2000, respectively, in other charges related to the severance pay, recognition of unamortized supplemental employee retirement plan benefits and other costs associated with the retirement of Mr. Essman and recruitment of Mr. Pierson.

      In addition, in December 2001, the Company announced that Russ Isaak, President, and Pat Morris, Senior Executive Vice President and President of the Company's Portrait Studio division, would retire from their respective positions and resign from the Company's Board of Directors effective the end of the fiscal year. The Company incurred $2.8 million in 2001 in expenses for severance pay, recognition of unamortized supplemental employee retirement plan benefits and other costs related to these and other administrative retirements at year-end.

      Throughout 2001, the Company reviewed its administrative employee structure in an effort to more efficiently support the operating divisions, which resulted in $1.1 million in severance pay and recognition of unamortized supplemental employee retirement plan benefits.

      Exiting Technology Development Segment

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

      Consequently, during the fourth quarter of fiscal 2002, final decisions were made and implemented regarding the elimination of the Company's separate technology segment. To achieve the aforementioned objectives, the Company transferred the technology development activities for its portrait studios, previously performed by its subsidiary Centrics Technology, Inc. ("Centrics"), back into a newly reorganized and right-sized corporate technology function. In addition, the Company decided to no longer pursue the sale of consulting and software development to third parties.

      In 2002, through the elimination of the Company's separate technology segment and the transfer of activities to the corporate technology function, the Company incurred certain fourth quarter charges related to the discontinued operations, including approximately $537,000 in employee severance pay, $243,000 in remaining lease obligation accruals and $266,000 in asset abandonment write-offs.

      For financial reporting purposes, in 2002 the Company has classified its former Technology Development segment as a discontinued operation and has reclassified prior year amounts to conform to the current presentation.

      Production Facility Closure

      During the fourth quarter of 2002, management completed its previously-announced review of its manufacturing capacity. As a result, the Company's Las Vegas manufacturing facility was closed. This action resulted in charges of approximately $407,000 in employee severance, $270,000 in accruals relating to the remaining lease obligations and $305,000 in asset abandonment write-offs.

      Corporate Administrative Support Reductions

      During the fourth quarter of 2002, management also completed its previously-announced review of its overall level of corporate support expenses. Consequently, a number of support positions in the Company's corporate headquarters were eliminated resulting in employee severance accruals of approximately $509,000.

      Impairment Losses

      In the third quarter of fiscal 2002, as part of the ongoing transfer and reorganization activities discussed above relating to the Company's then-existing Technology Development segment, certain strategic technology decisions were made that either reduced or eliminated the future utility of certain historic capitalized technology development costs necessitating a write-down or write-off of these costs, thus resulting in a pre-tax, non-cash, charge of $4.2 million. The impacted development activities included a proprietary digital camera development project ($2.9 million, including $2.5 million in equipment costs), a digital manufacturing system ($445,000) and, a portion of the store automation system platform ($863,000). In the case of both the digital camera project and the digital manufacturing system, the Company has made the decision to prospectively utilize commercially-available cameras and digital manufacturing software. The Company's change in technology direction and its decision to no longer pursue the sale of technology services to third parties resulted in the need to write-off a portion of its store automation system capitalized software code.

      The following is a summary of the 2002 activity in the reserves established in connection with the Company's restructuring initiatives:
         (in thousands of dollars)

                                        Reserve                          Asset                          Reserve
                                        Balance          2002            Write-          Cash           Balance
                                       02/02/02         Charges          Downs         Payments         02/01/03
                                       --------         -------         -------        --------         -------
Restructuring Initiatives:
 Executive Management Repositioning:
 Termination/retirement costs           $    --         $   380         $    --         $  (248)        $   132
Exiting Technology Development
   Segment (1):
 Employee termination costs                  --             537              --            (119)            418
 Asset abandonment write-downs               --             266            (266)             --              --
 Remaining lease obligations                 --             243              --             (15)            228
                                        -------         -------         -------         -------         -------
                                                          1,046            (266)           (134)            646
Production Facility Closure:
 Employee termination costs                  --             407              --              (5)            402
 Asset abandonment write-downs
   and other costs                           --             305            (289)             --              16
 Remaining lease obligations                 --             270              --              --             270
                                        -------         -------         -------         -------         -------
                                                            982            (289)             (5)            688
Corporate Administrative Support
 Reductions:
 Termination/retirement costs                --             509              --             (79)            430
Impairment Losses                            --           4,171          (4,171)             --              --
                                        -------         -------         -------         -------         -------
TOTAL                                   $    --         $ 7,088         $(4,726)        $  (466)        $ 1,896
                                        =======         =======         =======         =======         =======

(1) Charges relating to exiting the Technology Development Segment are included as a component of discontinued operations in the accompanying Consolidated Statements of Operations.

As of February 1, 2003, all of the above mentioned restructuring activities have been substantially completed. The reserve for employee termination costs will be paid out by the end of 2003. The remaining lease obligation reserve related to the former technology development subsidiary will be paid out by early 2004 while the comparable reserve related to the former Las Vegas production facility will be paid out over several years.

8.    STOCK-BASED COMPENSATION PLANS

            The Company currently offers three stock-based compensation plans, Restricted Stock, Stock Option and Voluntary Stock Option plans, all of which have been approved by the Company's shareholders. Expenses recognized for 2002, 2001, and 2000 with respect to the Restricted Stock Plan were approximately $14,000, $9,000 and $25,000 for the fiscal years 2002, 2001 and 2000, respectively. No expenses were recognized for the Stock Option or Voluntary Stock Option plans.

            The following descriptions reflect pertinent information with respect to each individual plan:

     Stock Option Plan

            The Company has an amended and restated non-qualified stock option plan, under which certain officers and key employees may receive options to acquire shares of the Company's common stock. Awards of stock options and the terms and conditions of such awards are subject to the discretion of the Stock Option Committee created under the plan and consisting of members of the Compensation Committee of the Board of Directors, all of whom are disinterested directors. A total of 1,700,000 shares has been authorized for issuance under the plan. Under the plan, 371,998 options granted become exercisable at a rate of one-fourth a year commencing one year after award and expiring from four to eight years after award. An additional 694,715 options granted under the plan are cliff-vested and become exercisable from four to five years after award and expire six to eight years after award. As of February 1, 2003, there were 173,665 shares reserved for issuance under this plan.

TOTAL OUTSTANDING CPI CORP. STOCK OPTIONS -- YEAR-END 2002

                                             Weighted
            Number of        Per Share       Average      Weighted Average
             Shares        Option Price        Life        Exercise Price
            ---------      -------------     --------     ----------------
              364,274      $12.96-$20.45       5.86           $16.35
              337,439      $21.06-$27.13       2.65           $24.96
              365,000      $30.00-$35.00       1.00           $32.50
            ---------
Total       1,066,713
            =========

TOTAL EXERCISABLE CPI CORP. STOCK OPTIONS -- YEAR-END 2002

                 Number of      Per Share     Weighted Average
                  Shares      Option Price     Exercise Price
                 ---------    -------------   ----------------
                  357,365     $13.88-$27.13       $ 23.13
                  365,000     $30.00-$35.00       $ 32.50
                  -------
Total             722,365
                  =======

OPTIONS AWARDED UNDER THE CPI CORP. STOCK OPTION PLAN - 2002

                                       Number
                                         of      Weighted Average
                                       Shares     Exercise Price
                                     ---------   ---------------
Outstanding at beginning of year     1,097,120       $ 24.92
Granted                                133,954         13.74
Cancelled                             (151,695)        18.03
Exercised                              (12,666)        16.07
                                     ----------      --------
At end of year:
  Total outstanding                  1,066,713       $ 24.60
                                     =========       =======
  Total exercisable                    722,365       $ 27.86
                                     =========       =======

OPTIONS AWARDED UNDER THE CPI CORP. STOCK OPTION PLAN - 2001

                                      Number
                                        of       Weighted Average
                                      Shares      Exercise Price
                                     ---------   ----------------
Outstanding at beginning of year       956,146       $ 25.88
Granted                                243,241         19.16
Cancelled                              (63,498)        22.87
Exercised                              (38,769)        15.75
                                     ---------       --------
At end of year:
  Total outstanding                  1,097,120       $ 24.92
                                     =========       ========
  Total exercisable                    770,901       $ 26.50
                                     =========       ========

OPTIONS AWARDED UNDER THE CPI CORP. STOCK OPTION PLAN - 2000

                                      Number
                                        of       Weighted Average
                                      Shares      Exercise Price
                                     ---------   ----------------
Outstanding at beginning of year     1,010,746       $ 25.25
Granted                                  3,216         19.16
Cancelled                                   --            --
Exercised                              (57,816)        14.82
                                     ---------       -------
At end of year:
  Total outstanding                    956,146       $ 25.88
                                     =========       =======
  Total exercisable                    688,977       $ 25.98
                                     =========       =======

            Based on the Black-Scholes option pricing model, the weighted-average fair value of options granted under the stock-option plan for 2002, 2001 and 2000 is $3.70, $6.10 and $8.85, respectively, with the following assumptions used for the grants:

                           2002         2001        2000
                         --------     --------     --------
Expected life in years          5            5            5
Interest rate                 3.0%         6.0%         6.0%
Volatility                   36.9%        30.7%        29.5%
Dividend yield           2.1%-4.3%    2.1%-3.9%    2.1%-3.3%

      Restricted Stock Plan

            The Company has an amended and restated restricted stock plan that has 250,000 shares of CPI Corp. common stock reserved for issuance to key employees. In 2002 no restricted shares were issued. Of the grants previously awarded, no shares were forfeited in 2002, 2001 or 2000. As of February 1, 2003, 197,743 shares are issued and outstanding under this plan and 52,257 shares are reserved for issuance. Expenses related to the restricted stock plan are accrued every four weeks, based on the fair market value of the Company's common stock on the grant date.

      Voluntary Stock Option Plan

      The Company has an amended and restated non-qualified voluntary stock option plan, under which certain key officers may receive options to acquire up to 1,000,000 shares of the Company's common stock in exchange for a voluntary reduction in base salary. The only options granted under this plan were awarded in 1993 and 1994. As of February 1, 2003, all previously-awarded voluntary options have been exercised, have expired or have been cancelled. In fiscal 2002, 84,109 shares at a weighted average price of $15.50 per share were cancelled and 38,047 shares at a price of $15.50 were exercised under this plan. In fiscal 2001, 2,400 shares at a price of $18.375 per share were cancelled and 250,670 shares at a weighted average price of $17.59 were exercised under this plan. In fiscal 2000, 5,500 shares at a weighted average price of $15.50 per share were exercised under the plan and no shares were cancelled. Executives have not been offered an opportunity to acquire options under the plan since 1994 and the Company does not expect that options will be offered under this plan in the future.

9.    EMPLOYEE BENEFIT PLANS

      Profit Sharing

            Under the Company's profit-sharing plan, as amended and restated, eligible employees may elect to invest from 1% to 25% of their base compensation in a trust fund, the assets of which are invested in securities other than Company stock. The Company matches at 50% of the employee's investment contributions, up to a maximum of 5% of the employee's compensation, as long as the Company remains profitable. The Company's matching contributions are made in shares of its common stock which vest incrementally at 20% per year of service or 100% once an employee has five years of service with the Company. Expenses related to the profit-sharing plan are accrued in the year to which the awards relate, based on the fair market value of the Company's common stock to be issued, determined as of the date earned. The Company provided 47,372, 32,624 and 25,753 shares to satisfy its obligations under the plan for 2002, 2001 and 2000, respectively and recognized $582,000, $689,000 and $515,000 in expenses relating to the awards during those same time periods.

      Retirement Benefit Plans

            The Company maintains a qualified, noncontributory pension plan that covers all full-time United States employees meeting certain age and service requirements. The plan provides pension benefits based on an employee's length of service and the average compensation earned from the later of the hire date or January 1, 1998 to the retirement date. The Company's funding policy is to contribute annually at least the minimum amount required by government funding standards, but not more than is tax deductible. Plan assets consist primarily of marketable equity securities funds, guaranteed interest contracts, cash equivalents, immediate participation guarantee contracts and government bonds.

            The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plan. The retirement plan utilizes a December 31 measurement date.

NET PERIODIC PENSION BENEFIT COSTS
(in thousands of dollars)

                                                  2002        2001        2000
                                                --------    --------    --------
Service cost                                    $ 1,330     $ 1,252     $ 1,153
Interest cost                                     2,481       2,264       2,008
Expected return (loss) on plan assets            (3,132)     (2,810)     (2,697)
Amortization of transition obligation                --           3           3
Amortization of prior service cost                  491         412         306
Amortization of net (gain) or loss                   --          --         (91)
                                                --------    --------    --------
Net periodic pension expense                    $ 1,170     $ 1,121     $   682
                                                ========    ========    ========

ASSUMPTIONS ON FUNDED STATUS
                                                   2002        2001        2000
                                                   ----        ----        ----
Discount rate (weighted average)                    6.5%        7.0%       7.25%
Expected return on plan assets                      9.0%        9.0%        9.0%
Rate of compensation increase                       4.0%        4.0%        4.5%

RECONCILIATION OF BENEFIT OBLIGATIONS, PLAN ASSETS, AND FUNDED STATUS (in thousands of dollars)

                                                        2002             2001
                                                      --------         --------
CHANGE IN BENEFIT OBLIGATION
  Beginning benefit obligation                        $ 35,065         $ 30,698
                                                      --------         --------
  Service cost                                           1,330            1,252
  Interest cost                                          2,481            2,264
  Actuarial (gains) or losses                            3,809            1,248
  Benefits paid                                         (1,607)          (1,448)
  Plan amendments*                                         790            1,051
                                                      --------         --------
    Ending benefit obligation                         $ 41,868         $ 35,065
                                                      ========         ========
CHANGE IN PLAN ASSETS
  Beginning fair value of plan assets                 $ 28,217         $ 29,365
                                                      --------         --------
  Actual return (loss) on plan assets                   (2,877)            (707)
  Employer contributions                                 4,332            1,007
  Benefits paid                                         (1,607)          (1,448)
                                                      --------         --------
    Ending fair value of assets                       $ 28,065         $ 28,217
                                                      ========         ========
  Funded status                                       $(13,803)        $ (6,848)
  Unrecognized prior service costs                       3,091            2,792
  Unrecognized net actuarial loss                       14,762            4,945
  Fourth quarter contribution                               --            3,346
                                                      --------         --------
    Benefit cost recognized                           $  4,050         $  4,235
                                                      ========         ========

Amounts recognized in the consolidated
 balance sheets of the Company:

    Accrued pension obligations                         (9,831)            (319)
    Accumulated other comprehensive loss                10,790            1,762
    Intangible asset (included in other assets)          3,091            2,792
                                                      --------         --------
     Benefit cost recognized                          $  4,050         $  4,235
                                                      ========         ========

* Plan amendments at the start of fiscal 2001 included changing the limit used in average compensation earned from $50,000 from the later of the hire date or January 1, 1995 to $100,000 from the later of the hire date or January 1, 1998. Plan amendments commencing with the start of fiscal 2002 included changing the annual maximum compensation used to calculate benefits was increased from $100,000 to $200,000 for compensation earned in 2002 and subject to adjustments to conform to IRS maximums.

            The Company also maintains a noncontributory pension plan that covers all permanent Canadian employees meeting certain service requirements. The plan provides pension benefits based on an employee's length of service and annual compensation earned. The Company contributed $184,000 to this retirement plan in calendar 2002. Plan assets were $1.3 million as of December 31, 2002 and consisted of several Canadian equity and fixed income funds and a global equity fund. No liability is reflected in the Company's consolidated financial statements as the plan is fully funded.

            For certain key executives, the Company also sponsors a noncontributory defined benefit plan providing supplementary retirement benefits. The cost of providing these benefits is accrued over the remaining expected service lives of the active plan participants. Net supplementary retirement benefits costs for 2002, 2001 and 2000 were $984,000, $2.0 million and $1.9 million, respectively. The status of the supplementary retirement benefit plan is as follows:

PLAN STATUS (in thousands of dollars)

                                                    February 1,      February 2,
                                                       2003             2002
                                                    -----------      -----------
Funded status                                        $ 6,845          $ 8,358
Unrecognized transition obligation                      (533)            (818)
Unrecognized net gain (loss)                            (855)             (31)
                                                     -------          -------
Accrued benefit cost                                 $ 5,457          $ 7,509
                                                     =======          =======

Accrued benefit liability                            $ 6,188          $ 7,509
Intangible asset                                        (533)              --
Accumulated other comprehensive
 income                                                 (198)              --
                                                     -------          -------
Net amount recognized                                $ 5,457          $ 7,509
                                                     =======          =======

Discount rate used                                       6.5%             7.0%
                                                     =======          =======

            In 2000, the Company established a Rabbi Trust (the "Trust") with an initial cash contribution of $6.4 million in cash and certain company-owned life insurance policies to fund the supplementary retirement benefit plan for certain key executives. Plan assets amounted to $13.7 million at February 1, 2003.

10.   INCOME TAXES

            The Company and its domestic subsidiaries file a consolidated federal income tax return. The components of its income tax provision (benefit) from continuing operations are as follows:

                                              Fiscal Year Ended
                                   --------------------------------------
                                    Feb. 1,        Feb. 2,        Feb. 3,
                                     2003           2002           2001
                                   --------       --------       --------
                                               (in thousands)
      Current:
       Federal                     $  2,201       $ (1,413)      $  9,532
       State and local                1,023           (509)         1,612
       Canada                          (317)          (155)           231
                                   --------       --------       --------
                                      2,907         (2,077)        11,375
                                   --------       --------       --------
      Deferred:
       Federal                        1,550          5,258         (1,343)
       State and local                 (202)           820         (1,013)
       Canada                          (122)          (461)          (741)
                                   --------       --------       --------
                                      1,226          5,617         (3,097)
                                   --------       --------       --------
      Total provision              $  4,133       $  3,540       $  8,278
                                   ========       ========       ========

            For the years ending February 1, 2003, February 2, 2002 and February 3, 2001 the provision for incomes taxes differs from the amount of income tax determined by using the applicable U.S. statutory rate. A reconciliation of the amount computed by applying the statutory federal income tax rate to earnings from continuing operations before income tax expense and cumulative effect of change in accounting principle to the recorded income tax provision follows:

                                                  Fiscal Year Ended
                                          -----------------------------------
                                          Feb. 1,       Feb. 2,       Feb. 3,
                                           2003          2002          2001
                                          -------       -------       -------
                                                    (in thousands)

      Tax at statutory federal rates      $ 4,119       $ 3,697       $ 8,440

      State income tax, net of
       federal income tax benefit             534           202           390

      Expenses not deductible                 137           183           178

          Tax credits and exclusions         (439)         (391)         (369)

      Officers life insurance                (236)         (395)          100

      Other items not
       deductible/taxable                      18           244          (461)
                                          -------       -------       -------
      Total provision                     $ 4,133       $ 3,540       $ 8,278
                                          =======       =======       =======

            The tax effect of temporary differences that give rise to deferred tax assets and deferred tax liabilities at February 1, 2003 and February 2, 2002 are as follows:

                                                        Feb. 1,         Feb. 2,
                                                         2003            2002
                                                       --------        --------
                                                            (in thousands)
Deferred tax assets:
 Current:
   Deferred compensation and other
    employee benefits                                  $  2,353        $    690
   Reserves, principally due to accrual for
    financial reporting purposes                          2,554           2,288
   Revenue recognition                                       --            (117)
                                                       --------        --------
         Net current deferred tax assets                  4,907           2,861
                                                       --------        --------
 Noncurrent:
   Deferred compensation and other
    employee benefits                                       586             944
   Revenue recognition, principally due to
    SAB 101                                               7,288           7,362
   Net operating loss carry forward-Canada                2,215           2,422
   Other                                                     29              39
                                                       --------        --------
         Net noncurrent deferred tax assets              10,118          10,767
                                                       --------        --------
         Total deferred tax assets                       15,025          13,628
                                                       --------        --------
Current deferred tax liabilities -
    Employee pension plan                                    --            (871)
                                                       --------        --------
Noncurrent:
   Property and equipment, principally due
    to differences in depreciation                       (5,925)         (5,941)
   Other                                                    (88)            (84)
                                                       --------        --------
         Total noncurrent deferred tax
          liabilities                                    (6,013)         (6,025)
                                                       --------        --------
         Total deferred tax liabilities                  (6,013)         (6,896)
                                                       --------        --------
Net deferred tax assets                                $  9,012        $  6,732
                                                       ========        ========
  Net current deferred income taxes                    $  4,907        $  1,990
                                                       ========        ========
  Net noncurrent deferred income taxes                 $  4,105        $  4,742
                                                       ========        ========

            A valuation allowance is provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company has not established a valuation allowance as of February 1, 2003 due to management's belief that all criteria for a realization have been met, including the existence of a history of taxes paid sufficient to support the realization of deferred tax assets.

            United States income taxes have not been provided on $9.27 million of undistributed earnings of the Canadian subsidiary because of the Company's intention to reinvest these earnings. The determination of unrecognized deferred U.S. tax liability for undistributed earnings of international subsidiaries is not practicable. However, it is estimated that foreign withholding taxes of $464,000 may be payable if such earnings were distributed.

            Refundable income taxes in the accompanying consolidated balance sheets consist of the following components:

                                                        2002         2001
                                                       ------       ------
                                                          (in thousands)
      Net operating loss carry back and
       carry forward claims generated
       from 2001 realization of net
       deferred tax assets                             $5,150       $   --
      Realization of tax losses on the
       sale of the Wall Decor segment
       in 2001                                             --        5,400
      Tax overpayments applied to
       subsequent year tax liability                      900        1,200
      Refund claims relating to various
       amended tax returns                                762        2,523
                                                       ------       ------
      Refundable income taxes                          $6,812       $9,123
                                                       ======       ======

11.   COMMITMENTS AND CONTINGENCIES

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

            Rental expense during 2002, 2001 and 2000 on all operating leases was $3.3 million, $3.9 million, and $3.9 million, respectively.

                  MINIMUM RENTAL PAYMENTS* (in thousands of dollars)
                  Fiscal Year
                  2003                 $ 1,979
                  2004                   1,276
                  2005                     732
                  2006                     331
                  2007                     229
                  Thereafter                15
                                       -------
                                       $ 4,562
                                       =======

      * Under operating leases with initial terms in excess of one year at February 1, 2003.

            As of February 1, 2003, the Company had outstanding purchase obligations for future goods and services of $11.1 million. These purchase commitments include $7.1 million of future services to be provided by advertising agencies and other promotional vendors in conjunction with the Company's marketing initiatives. The purchase obligations also include $2.4 million representing variable price provisions based on minimum purchase quantities of photographic paper, as contractually arranged with certain suppliers.

            The Company is a defendant in various lawsuits arising in the ordinary course of business. It is the opinion of management that the ultimate liability, if any, resulting from such lawsuits will not materially affect the consolidated financial position or results of operations of the Company.

            As is more fully described in Note 4, in July 2001, the Company announced the completion of the sale of its Wall Decor segment, which included the ongoing guarantee of certain operating real estate leases of Prints Plus. As of February 1, 2003, the maximum future obligation to the Company related to these lease guarantees would be $14.7 million before any negotiation with landlords or subleasing. To recognize the risk associated with these leases and based on the Company's past experience with renegotiating lease obligations, a $1.0 million reserve was established in 2001. At February 1, 2003, the Company had made no further allowances for defaults under these operating leases as, in the opinion of management, Prints Plus is meeting the performance standards established under the operating leases.

            Included in Other Assets in the accompanying consolidated balance sheets is a $2.4 million receivable representing refund claims related to amended Federal income tax returns filed by the Company for earlier tax years. In early April 2003, the Company received a written denial of the refund claims from the Internal Revenue Service. After consultation with tax counsel, the Company continues to believe in the merits of its claims and intends to pursue additional remedies, including litigating the matter in tax court, in order to collect the amount of the recorded claims. The amount has been reclassified from current assets to long-term assets, as it is not likely that the matter will be resolved within one year of the date of the current balance sheet.

12.   FAIR VALUE OF FINANCIAL INSTRUMENTS

            Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

      Cash and Cash Equivalents, Receivables, Accounts Payable and Accrued Expenses

            The carrying amounts approximate fair value at February 1, 2003 and February 2, 2002 due to the short maturity of these financial instruments.

      Long-Term Debt

            The fair value of the Company's debt is estimated based on quoted market prices for similar debt issues with the similar remaining maturities. On February 1, 2003, the carrying value and estimated fair market value of the Company's debt was $42.7 million and $43.0 million, respectively. On February 2, 2002, the carrying value and estimated fair market value of the Company's debt was $51.2 million and $51.7 million, respectively.

13.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                 QUARTER ENDED:
                      (in thousands of dollars except share
                             and per share amounts)

                                April 27,    July 20,     Nov. 09,     Feb. 01,
                                  2002         2002         2002         2003
                                (12 wks)     (12 wks)     (16 wks)     (12 wks)
                               ------------------------------------------------
FISCAL YEAR 2002
Net sales                      $  59,844    $  57,313    $  81,093    $ 110,394
Gross margin                      51,479       48,941       70,416       98,193
Net earnings (loss)
 from continuing
 operations                         (658)        (143)      (7,267)      15,701
Net earnings (loss)
 from discontinued
 operations                          (55)         135         (233)        (940)
Net earnings (loss)            $    (713)   $      (8)   $  (7,500)   $  14,761
--------------------------------------------------------------------------------
Net earnings (loss) per
 share from continuing
 operations-diluted            $   (0.08)   $   (0.01)   $   (0.90)   $    1.94
Net earnings (loss) per
 share from discontinued           (0.01)        0.01        (0.03)       (0.12)
 operations
Net earnings (loss) per
 share- diluted                    (0.09)          --        (0.93)        1.82
--------------------------------------------------------------------------------
Net earnings (loss) per
 share from continuing
 operations - basic            $   (0.08)   $   (0.01)   $   (0.90)   $    1.95
Net earnings (loss) per
 share from discontinued
 operations - basic                (0.01)        0.01        (0.03)       (0.12)
Net earnings (loss) per
 share - basic                     (0.09)          --        (0.93)        1.83
--------------------------------------------------------------------------------
Weighted average number
 of common and common
 equivalent shares -
 diluted (in thousands)            8,033        8,038        8,044        8,094
Weighted average number
 of common and common
 equivalent shares -
 basic (in thousands)              8,033        8,038        8,044        8,044
--------------------------------------------------------------------------------

                                 QUARTER ENDED:
                      (in thousands of dollars except share
                             and per share amounts)

                                April 28,     July 21,    Nov. 10,      Feb.2,
                                  2001         2001         2001         2002
                                (12 wks)     (12 wks)     (16 wks)     (12 wks)
                               -------------------------------------------------
FISCAL YEAR 2001
Net sales                      $  62,176    $  60,291    $  86,317    $ 110,384
Gross margin                      54,489       52,232       75,317       95,754
Net earnings (loss)
 from continuing
 operations                         (611)        (396)      (3,458)      11,488
Net earnings (loss)
 from discontinued
 operations                         (404)         192         (135)        (135)
Net earnings (loss)            $  (1,015)   $    (204)   $  (3,593)   $  11,353
--------------------------------------------------------------------------------
Net earnings (loss) per
 share from continuing
 operations - diluted          $   (0.08)   $   (0.05)   $   (0.43)   $    1.43
Net earnings (loss) per
 share from discontinued
 operations - diluted              (0.05)        0.02        (0.02)       (0.02)
Net earnings (loss) per
 share - diluted                   (0.13)       (0.03)       (0.45)        1.41
--------------------------------------------------------------------------------
Net earnings (loss) per
 share from continuing
 operations - basic            $   (0.08)   $   (0.05)   $   (0.43)   $    1.45
Net earnings (loss) per
 share from discontinued
 operations - basic                (0.05)        0.02        (0.02)       (0.02)
Net earnings (loss) per
 share - basic                     (0.13)       (0.03)       (0.45)        1.43
--------------------------------------------------------------------------------
Weighted average number
 of common and common
 equivalent shares-
 diluted (in thousands)            7,690        7,791        7,913        8,020
Weighted average number
 of common and common
 equivalent shares-
 basic (in thousands)              7,690        7,791        7,913        7,945
--------------------------------------------------------------------------------

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS OF THE REGISTRANT

      Information required under this Item will be contained in the Registrant's 2003 Proxy Statement, to be dated within 120 days of the end of the Registrant's fiscal year 2002, is incorporated herein by reference and will be delivered to stockholders in connection with the Annual Shareholders meeting to be held on June 5, 2003.

ITEM 11. EXECUTIVE COMPENSATION

      Information required under this Item will be contained in the Registrant's 2003 Proxy Statement, to be dated within 120 days of the end of the Registrant's fiscal year 2002, is incorporated herein by reference and will be delivered to stockholders in connection with the Annual Shareholders meeting to be held on June 5, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information required under this Item will be contained in the Registrant's 2003 Proxy Statement, to be dated within 120 days of the end of the Registrant's fiscal year 2002, is incorporated herein by reference and will be delivered to stockholders in connection with the Annual Shareholders meeting to be held on June 5, 2003.

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

      The proposed merger had been approved the Company's Board of Directors, and had been submitted for approval by its Shareholders at a Special Meeting of the Company's Shareholders scheduled on October 26, 1999. On October 12, 1999, the Company announced that it had received a notice from ASCP Affiliates terminating the merger agreement, and announcing legal action seeking a declaration that ASCP Affiliates was entitled to terminate and seeking reimbursement of expenses incurred in connection with the merger agreement, not to exceed $6.0 million. On October 18, 1999, the Company announced that it had filed claims against ASCP and its affiliates asserting their willful breach of obligations under the merger agreement and seeking damages in the amount of $80 million under a guarantee from ASCP.

      On January 30, 2001, the Company announced that it had entered into a settlement agreement resolving all claims and counterclaims between ASCP, ASCP Affiliates and the Company arising out of the termination of the Merger agreement without the payment of any compensation by any party.

      As described in Footnote 4 to the Consolidated Financial Statements and in
Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations), in July 2001, the Company sold its Wall Decor segment that operated through the company's wholly owned Prints Plus, Inc. ("Prints Plus") subsidiary to TRU Retail, Inc ("TRU"), a company formed by the top management of Prints Plus. Mr. Ted Upland, the CEO of Prints Plus, held all of the issued and outstanding common stock of TRU at the time of the transaction. The purchase price to be paid by TRU was $16 million, consisting of $11 million of TRU preferred security, $4 million of cash, and $1 million of other consideration. TRU also assumed certain liabilities of Prints Plus. Mr. Alyn V. Essman, then the Company's Chairman and CEO, led the negotiations for the Company. The purchase price, which the Company's Board of Directors approved, was the result of negotiations with Mr. Upland and his advisors following the Company's failure to negotiate definitive agreements with at least five other unrelated potential buyers. For additional information about the TRU transaction, see Footnote 4 to the Financial Statements and Item 7 of this Form 10-K.

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES

      An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management within the 90-day period preceding the filing date of this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i)accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      During the period covered by this report, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls. In addition, since the date of this evaluation to the filing date of this report, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) CERTAIN DOCUMENTS FILED AS PART OF FORM 10-K

                                                        PAGES
                                                        -----
(1.) FINANCIAL STATEMENTS
     - Management's Report                                 43
     - Independent Auditors' Report                        44
     - Consolidated Balance Sheets as of
        February 1, 2003 and February 2, 2002           45-46
     - Consolidated Statements of Operations for
        the fiscal years ended February 1, 2003,
        February 2, 2002 and February 3, 2001           47-48
     - Consolidated Statements of Changes in
        Stockholders' Equity and Comprehensive
        Income for the fiscal years ended
        February 1, 2003, February 2, 2002 and
        February 3, 2001                                49-51
     - Consolidated Statements of Cash Flows for
        the fiscal years ended February 1, 2003,
        February 2, 2002 and February 3, 2001           52-53
     - Notes to Consolidated Financial Statements       54-92

(2.) FINANCIAL STATEMENT SCHEDULES

      Schedules to the consolidated financial statements required by Regulation S-X are omitted since the required information is included in the footnotes or is not applicable.

(3.) EXHIBITS FILED UNDER ITEM 601 OF REGULATION S-K

      The exhibits listed below for CPI Corp. and its subsidiaries ("the Company"), with their corresponding filing date and registration or Commission file numbers where applicable, are incorporated by reference as exhibits required by Item 601 of Regulation S-K:

(a) EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION
--------    --------------------------------------------------------------------

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

(3.4) Amendment to Bylaws of the Company, incorporated by reference to CPI Corp.'s Form 8-K filed 8/18/95. File No. 0-11227

(3.5) Amendment to Bylaws of the Company, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 1996 on Form 10-K filed 5/2/97. File No. 1-10204

(3.6) Amendment to Bylaws of the Company, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 1993 on Form 10-K filed 5/4/94. File No. 1-10204

(3.7) Amendment to Bylaws of the Company, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2001 on Form 10-K filed 5/1/02. File No. 1-10204

(3.8) Second Amendment to CPI Corp. Employees Profit Sharing Plan and Trust (As Amended and Restated Effective January 1, 1998), incorporated by reference to CPI Corp.'s Form 10-Q filed 6/7/02. File No. 1-10204

(4.1) Articles of Incorporation and Bylaws of the Company, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 1989 on Form 10-K filed 4/30/90. File No. 1-10204

(4.2) Note Agreement for CPI Corp. Senior Notes dated June 16, 1997, incorporated by reference to CPI Corp.'s Form 8-K filed 7/1/97. File No. 0-11227

EXHIBIT
NUMBER                                 DESCRIPTION
--------    --------------------------------------------------------------------

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

EXHIBIT
NUMBER                                 DESCRIPTION
--------    --------------------------------------------------------------------

(10.13) License Agreement Sears, Roebuck De Puerto Rico, Inc., incorporated by reference to CPI Corp.'s Annual Report for fiscal year 1998 on Form 10-K filed 5/5/99. File No. 1-10204

(10.14) License Agreement Sears Canada, Inc., incorporated by reference to CPI Corp.'s Annual Report for fiscal year 1998 on Form 10-K filed 5/5/99. File No. 1-10204

(10.15) Development and License Agreement between Sears, Roebuck and Co. and Consumer Programs, Incorporated, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2000 on Form 10-K filed 5/3/01. File No. 1-10204

(10.16)* Employment Contract Alyn V. Essman, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 1997 on Form 10-K filed 5/6/98. File No. 1-10204

(10.17) Retirement Agreement for Alyn V. Essman, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2000 on Form 10-K filed 5/3/01. File No. 1-10204

(10.18)* Employment Contract for J. David Pierson, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2000 on Form 10-K filed 5/3/01. File No. 1-10204

(10.19)* Employment Contract Russell H. Isaak, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 1997 on Form 10-K filed 5/6/98. File No. 1-10204

(10.20)* Employment Contract for Russell H. Isaak, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2000 on Form 10-K filed 5/3/01. File No. 1-10204

(10.21)* Employment Contract Patrick J. Morris, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 1997 on Form 10-K filed 5/6/98. File No. 1-10204

(10.22)* Employment Contract for Patrick J. Morris, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2000 on Form 10-K filed 5/3/01. File No. 1-10204

(10.23)* Employment Contract for Timothy F. Hufker, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2000 on Form 10-K filed 5/3/01. File No. 1-10204

EXHIBIT
NUMBER                                 DESCRIPTION
--------    --------------------------------------------------------------------

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

EXHIBIT
NUMBER                                 DESCRIPTION
--------    --------------------------------------------------------------------

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

EXHIBIT
NUMBER                                 DESCRIPTION
--------    --------------------------------------------------------------------

(10.42)* Employment Agreement by and between Jack Krings and CPI Corp., incorporated by reference to CPI Corp.'s Form 10-Q filed 12/21/01. File No. 1-10204

(10.43) Second Agreement to Revolving Credit Agreement, incorporated by reference to CPI Corp.'s Form 10-Q filed 12/21/01. File No. 1-10204

(10.44) Third Amendment to Revolving Credit Agreement, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2001 on Form 10-K filed 5/1/02. File No. 1-10204

(10.45) Consulting Agreement by and between Patrick J. Morris and CPI Corp., incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2001 on Form 10-K filed 5/1/02. File No. 1-10204

(10.46) Retirement and Release Agreement by and between Russell Isaak and CPI Corp., incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2001 on Form 10-K filed 5/1/02. File No. 1-10204

(10.47) Retirement and Release Agreement by and between Patrick J. Morris and CPI Corp., incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2001 on Form 10-K filed 5/1/02. File No. 1-10204

(10.48) Centrics Technology, Inc. Stock Option Plan, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2001 on Form 10-K filed 5/1/02. File No. 1-10201

(10.49) Fourth Amendment to Revolving Credit Agreement, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2001 on Form 10-K filed 5/1/02. File No. 1-10204

(10.50)* Employment Agreement by and between Gary W. Douglass and CPI Corp., incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2001 on Form 10-K filed 5/1/02. File No. 1-10204

(10.51) Third Amendment to Sears Contract, incorporated by reference to CPI Corp.'s Form 10-Q filed 6/7/02. File No. 1-10204

EXHIBIT
NUMBER                                 DESCRIPTION
--------    --------------------------------------------------------------------

(10.52) First Amendment to CPI Corp. Deferred Compensation and Retirement Plan for Non-management Directors (As Amended and Restated as of January 28, 2002), incorporated by reference to CPI Corp.'s Form 10-Q filed 6/7/02. File No. 1-10204

(10.53) Fifth Amendment to Sears License Agreement, incorporated by reference to CPI Corp.'s Form 10-Q filed 12/11/02. File No. 1-10204

(10.54) Sixth Amendment to Sears License Agreement, incorporated by reference to CPI Corp.'s Form 10-Q filed 12/11/02. File No. 1-10204

(10.55) Third Amendment to Sears License Agreement (Off Mall), incorporated by reference to CPI Corp.'s Form 10-Q filed 12/11/02. File No. 1-10204

(10.56) Fourth Amendment to Sears License Agreement (Off Mall), incorporated by reference to CPI Corp.'s Form 10-Q filed 12/11/02. File No. 1-10204

(10.57) Fifth Amendment to Sears License Agreement (Off Mall), incorporated by reference to CPI Corp.'s Form 10-Q filed 12/11/02. File No. 1-10204

(10.58)* Employment Agreement by and between Peggy J. Deal and CPI Corp., incorporated by reference to CPI Corp.'s Form 10-Q filed 12/11/02. File No. 1-10204

(10.59)* Employment Agreement by and between Thomas Gallahue and CPI Corp., incorporated by reference to CPI Corp.'s Form 10-Q filed 12/11/02. File No. 1-10204

* Employment contract is automatically renewed and extended for one year unless terminated by the Board of Directors or the employee.

The following exhibits are included in this 10-K Annual Report:

(10.60) Fifth amendment to Revolving Credit Agreement by and among CPI Corp. and U.S. Bank, National Association

(10.61)     Retirement and Release Agreement by and between CPI Corp. and Barry
            Arthur

(10.62) Resignation and Release Agreement by an between CPI Corp. and Timothy A. Hufker

(10.63)     Employment Agreement by and between CPI Corp. and Jeffrey Sexton

(10.64) Sears License Agreement by and between Sears, Canada Inc., Sears Roebuck and Co. and CPI Corp.

(10.65)     First Amendment to CPI Corp. Retirement Plan and Trust

(10.66)     Second Amendment to CPI Corp. Retirement Plan and Trust

(10.67)     Third Amendment to CPI Corp. Employees Profit Sharing Plan and Trust

(11.1)      Computation of Earnings Per Share - Diluted

(11.2)      Computation of Earnings Per Share - Basic

(99.1) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

(99.2) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

(21.0)      Subsidiaries of the Registrant

(23.0)      Independent Auditor's Consent

(b)   REPORTS ON FORM 8-K

      - On November 14, 2002, CPI Corp. filed an 8-K Current Report announcing the issuance of a press release dated November 12, 2002 declaring a fourth quarter cash dividend of 14 cents per share.

      - On December 9, 2002, CPI Corp. filed an 8-K Current Report announcing the issuance of a press release dated December 6, 2002 reporting the third quarter FY 2002 results.

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

SIGNATURES OF DIRECTORS AND PRINCIPAL OFFICERS

     Signature                         Title                         Date


/s/ J. David Pierson            Chairman, President, and           May 15, 2003
-----------------------         Director (Principal
   (J. David Pierson)           Executive Officer)


/s/ Edmond F. Abrain            Director                           May 15, 2003
-----------------------
    (Edmond F. Abrain)


/s/ James R. Clifford           Director                           May 15, 2003
-----------------------
    (James R. Clifford)


/s/ Joanne S. Griffin           Director                           May 15, 2003
-----------------------
    (Joanne S. Griffin)


/s/ Lee Liberman                Director                           May 15, 2003
-----------------------
    (Lee Liberman)


/s/ Nicholas L. Reding          Director                           May 15, 2003
-----------------------
   (Nicholas L. Reding)


/s/ Martin Sneider              Director                           May 15, 2003
-----------------------
   (Martin Sneider)


/s/ Virginia V. Weldon          Director                           May 15, 2003
-----------------------
   (Virginia V. Weldon)


/s/ Gary W. Douglass            Executive Vice President,          May 15, 2003
-----------------------         Finance and Chief
   (Gary W. Douglass)           Financial Officer
                                (Principal Financial
                                Officer)

CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT
-----------------------------------------------------------
OF 2002
-------

I, J. David Pierson, certify that:

  1. I have reviewed this annual report on Form 10-K of CPI Corp.;

  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

	a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 12, 2003

                           /s/ J. David Pierson
                           ------------------------------
                               J. David Pierson
                               Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT
-----------------------------------------------------------
OF 2002
-------

 I, Gary W. Douglass, certify that:

  1. I have reviewed this annual report on Form 10-K of CPI Corp.;

  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

	a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 12, 2003


                            /s/ Gary W. Douglass
                           ------------------------------
                                Gary W. Douglass
                                Chief Financial Officer