Form 10-Q
period 2003-04-26
CPI CORP
filed 2003-06-05
CIK 25354

(PAGE NUMBERS REFER TO PAPER DOCUMENT ONLY)

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.   20549

                              FORM 10-Q

           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                               CPI CORP.
                               ---------

                 For the Quarter Ended April 26, 2003
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

     As of June 3, 2003 there were 8,100,868 shares of the Registrant's common stock outstanding.







TABLE OF CONTENTS
-----------------

           (PAGE NUMBERS REFER TO PAPER DOCUMENT ONLY)

PART 1.   FINANCIAL INFORMATION                          PAGE(S)
-------------------------------                          -------

Item 1.  Financial Statements
         - Interim Condensed Consolidated Balance Sheets
             as of April 26, 2003 and February 1, 2003       3-4
         - Interim Condensed Consolidated Statements
             of Operations - For the 12 Weeks Ended
             April 26, 2003 and April 27, 2002                 5
         - Interim Condensed Consolidated Statement
             of Changes in Stockholders' Equity and
             Comprehensive Income - For the 12 Weeks
             Ended April 26, 2003                              6
         - Interim Condensed Consolidated Statements of
             Cash Flows - For the 12 Weeks Ended
             April 26, 2003 and April 27, 2002               7-8
         - Notes to the Interim Condensed Consolidated
             Financial Statements                           9-11

Item 2.  Management's Discussions and Analysis of
             Financial Condition and Results of
             Operations                                    12-17

Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                      18

Item 4.  Disclosure Controls and Procedures                   18

PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                     19

Signature                                                     20

Certifications                                             21-24

Exhibit Index                                                 25










                                       2
PART 1
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS - ASSETS (in thousands of dollars)
                                        April 26,
                                          2003       February 1,
                                       (Unaudited)      2003
                                       -----------   -----------
Current assets:
  Cash and cash equivalents             $  56,025    $   57,922
  Accounts receivable:
   Due from licensor store                 10,648         7,794
   Other                                      451           727
  Inventories                              12,940        11,931
  Prepaid expenses and other current
   assets                                   7,903         6,640
  Refundable income taxes                   4,162         6,812
  Deferred tax assets                       4,855         4,907
                                       -----------   -----------
     Total current assets                  96,984        96,733
                                       -----------   -----------
Property and equipment:
  Land                                      2,803         2,803
  Building improvements                    26,554        26,554
  Leasehold improvements                    7,036         6,589
  Photographic, sales and manufacturing
   equipment                              191,939       188,836
                                       -----------   -----------
     Total                                228,332       224,782
  Less accumulated depreciation and
   amortization                           181,768       177,280
                                       -----------   -----------
     Property and equipment, net           46,564        47,502
Assets of business transferred under
 contractual arrangements:
  Preferred security                        7,191         9,566
  Loan receivable                           4,309           475
Asset of supplemental retirement plan:
  Cash surrender value of life
   insurance policies (net of borrowings
   of $1,596 at both April 26, 2003
   and February 1, 2003)                   10,483        10,161
  Long-term investments held in Rabbi
   Trust                                    3,359         3,600
Other assets, net of amortization of
  $1,359 at both April 26, 2003 and
  February 1, 2003                         11,888        11,323
                                        ----------   -----------
     Total assets                       $ 180,778    $  179,360
                                        ==========   ===========

See accompanying notes to consolidated financial statements.


                                       3
CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS-
LIABILITIES AND STOCKHOLDERS' EQUITY
(in thousands of dollars except share and per share amounts)

                                         April 26,
                                           2003      February 1,
                                        (Unaudited)     2003
                                        -----------  -----------
Current liabilities:
 Current maturities of long-term debt   $   8,580     $   8,580
 Accounts payable                          10,705        10,114
 Accrued employment costs                  11,686        13,019
 Customer deposit liability                33,414        27,939
 Sales taxes payable                        1,706         2,681
 Accrued advertising expense                2,375         1,232
 Accrued expenses and other liabilities     4,067         3,956
                                        ----------    ----------
    Total current liabilities              72,533        67,521
                                        ----------    ----------
Long-term debt                             34,130        34,116
Accrued pension obligations                 9,646         9,646
Supplemental retirement plan obligations    6,382         6,188
Customer deposit liability                  4,222         4,973
Other liabilities                           2,318         2,733
Stockholders' equity:
 Preferred stock, no par value,
  1,000,000 shares authorized; no
  shares issued and outstanding                 -             -
 Preferred stock, Series A, no par
  value, 200,000 shares authorized;
  no shares issued and outstanding              -             -
 Common stock, $0.40 par value,
  50,000,000 shares authorized;
  18,339,171 and 18,288,006 shares
  outstanding at April 26, 2003 and
  February 1, 2003, respectively            7,336         7,315
 Additional paid-in capital                51,849        51,211
 Retained earnings                        230,166       234,022
 Accumulated other comprehensive
  income (loss)                           (10,144)      (10,703)
                                        ----------    ----------
                                          279,207       281,845
 Treasury stock at cost, 10,238,303
  shares at both April 26, 2003 and
  February 1, 2003                       (227,642)     (227,642)
 Unamortized deferred compensation-
  restricted stock                            (18)          (20)
                                        ----------    ----------
    Total stockholders' equity             51,547        54,183
                                        ----------    ----------
    Total liabilities and stockholders'
     equity                             $ 180,778     $ 179,360
                                        ==========    ==========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) Twelve weeks ended April 26, 2003 and April 27, 2002
(in thousands of dollars except share and per share amounts)
                                                Twelve Weeks Ended
                                            --------------------------
                                             April 26,       April 27,
                                               2003            2002
                                            ----------      ----------
Net sales                                   $  56,255       $  59,844
Costs and expenses:
  Cost of sales (exclusive of depreciation
   and amortization shown below)                7,836           8,365
  Selling, general and administrative
   expenses                                    48,497          46,814
  Depreciation and amortization                 4,023           5,269
                                            ----------      ----------
                                               60,356          60,448
                                            ----------      ----------
Loss from operations                           (4,101)           (604)
Interest expense                                  769             912
Interest income                                   374             413
Other income, net                                  52              18
                                            ----------      ----------
Loss before income tax benefit                 (4,444)         (1,085)
Income tax benefit                             (1,714)           (427)
                                            ----------      ----------
Net loss from continuing operations            (2,730)           (658)
Net loss from discontinued operations,
 net of income tax benefit of $35                   -             (55)
                                            ----------      ----------
Net loss                                    $  (2,730)      $    (713)
                                            ==========      ==========
Net loss per share from continuing
 operations - diluted                       $   (0.34)      $   (0.08)
Net loss per share from discontinued
 operations - diluted                               -           (0.01)
                                            ----------      ----------
Net loss per share - diluted                $   (0.34)      $   (0.09)
                                            ==========      ==========
Net loss per share from continuing
 operations - basic                         $   (0.34)          (0.08)
Net loss per share from discontinued
 operations - basic                                 -           (0.01)
                                            ----------      ----------
Net loss per share - basic                  $   (0.34)      $   (0.09)
                                            ==========      ==========
Dividends per share                         $    0.14       $    0.14
                                            ==========      ==========
Weighted average number of
  common and common equivalent
  shares outstanding- diluted               8,100,779       8,033,051
                                            ==========      ==========
Weighted average number of
  common and common equivalent
  shares outstanding- basic                 8,100,779       8,033,051
                                            ==========      ==========
See accompanying notes to consolidated financial statements.
                                      5

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME - (UNAUDITED)
(in thousands of dollars except share and per share amounts)
Twelve weeks ended April 26,2003

                                                  Accum
                                                  other               Deferred
                                Add'l             comp'h    Treasury   comp'n-
                         Common paid-in Retained  income    stock-     restr'td
                         stock  capital earnings  (loss)    at cost    stock      Total
                         ------ ------- --------- --------  ---------- -------- ----------
Balance at Feb. 1, 2003  $7,315 $51,211 $234,022  $(10,703) $(227,642) $   (20) $  54,183
                         ------ ------- --------- --------  ---------- -------- ----------
Issuance of common stock
 to employee stock plans
 and option exercises
 (51,165 shares)             21     638        -         -          -        -        659
Comprehensive income
 (loss):
  Net loss                    -       -   (2,730)        -          -        -
  Foreign currency
      translation             -       -        -       559          -        -
    Comprehensive loss        -       -        -         -          -        -     (2,171)
Dividends ($0.14 per
 common share)                -       -   (1,126)        -          -        -     (1,126)
Amortization of deferred
 compensation-
 restricted stock             -       -        -         -          -        2          2
                         ------ ------- --------- --------- ---------- -------- ----------
Balance at April 26,2003 $7,336 $51,849 $230,166  $(10,144) $(227,642) $   (18) $  51,547
                         ====== ======= ========= ========= ========== ======== ==========

See accompanying notes to consolidated financial statements.


CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) Twelve weeks ended April 26, 2003 and April 27, 2002
(in thousands of dollars)

Reconciliation of net loss to cash flows provided by (used in) operating activities:

                                             12 Weeks Ended
                                       -------------------------
                                        April 26,      April 27,
                                          2003           2002
                                       ----------     ----------
Net loss from continuing operations    $  (2,730)     $    (658)

Adjustments for items not requiring
 cash:
  Depreciation and amortization            4,023          5,269
  Loss on disposition of property,
   plant and equipment                        36             94
  Deferred income taxes                     (694)           294
  Customer deposit liability               1,608          2,144
  Post-closing adjustment on preferred
   security                                    -            147
  Accrued interest on preferred
   security                                 (125)          (207)
  Other                                     (218)        (3,000)

(Increase) decrease in current assets:
  Receivables and inventories             (3,586)        (1,877)
  Refundable income taxes                  2,650           (411)
  Prepaid expenses and other current
   assets                                  2,076            151

Increase (decrease) in current
 liabilities:
  Accounts payable, accrued expenses and
   other liabilities                        (462)        (2,366)
                                        ---------       ---------
Cash flows from continuing operations      2,578           (420)
Cash flows from discontinued operations        -            (55)
                                        ---------       ---------
Cash flows provided by (used in)
 operating activities                   $  2,578        $  (475)
                                        =========       =========


See accompanying notes to consolidated financial statements.






                                       7
CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) Twelve weeks ended April 26, 2003 and April 27, 2002 (in thousands of dollars) (...continued)
                                              12 Weeks Ended
                                         ------------------------
                                           April 26,    April 27,
                                             2003         2002
                                         -----------  -----------
Cash flows provided by (used in)
 operating activities                    $    2,578   $     (475)
                                         -----------  -----------
Cash flows provided by (used in)
 financing activities:
  Issuance of common stock to employee
   stock plans and option exercises             659        1,151
  Cash dividends                             (1,126)      (1,120)
                                         -----------  -----------
Cash flows provided by (used in)
 financing activities                          (467)          31
                                         -----------  -----------
Cash flows provided by (used in)
 investing activities:
  Additions to property and equipment        (3,119)      (1,966)
  Redemption of preferred security            2,500            -
  Changes in loan receivable:
    Borrowings                              (15,554)      (5,744)
    Repayments                               11,720        5,350
  Purchase of investment securities
   in Rabbi Trust                              (107)        (613)
  Proceeds from investment securities
   in Rabbi Trust                               348        1,967
                                          ----------  -----------
  Cash flows used in investing activities    (4,212)      (1,006)
                                          ----------  -----------
Effect of exchange rate changes on
 cash and cash equivalents                      204           77
                                          ----------  -----------
Net decrease in cash and cash equivalents    (1,897)      (1,373)
Cash and cash equivalents at beginning
 of period                                   57,922       46,555
                                          ----------  -----------
Cash and cash equivalents at end of
 period                                   $  56,025   $   45,182
                                          ==========  ===========
Supplemental cash flow information:
 Interest paid                            $       -   $        -
                                          ==========  ===========
 Income taxes paid                        $   1,093   $      192
                                          ==========  ===========

See accompanying notes to consolidated financial statements.

CPI CORP. NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Description of Business and Interim Condensed Consolidated Financial Statements
-------------------------------------------------------------------
     The Company operates 1,025 professional portrait studios as of April 26, 2003 throughout the United States, Canada and Puerto Rico under license agreements with Sears, Roebuck and Co. ("Sears"). The Company opened its first Mexican studio in Chihuahua, Mexico in late February 2003. That studio is located in City Club, a wholesale club launched by Soriana, owner of a leading Mexican chain of hypermarkets. The Company currently plans to open four additional studios by the end of its second quarter and a minimum of thirteen by the end of its fiscal year. In the first quarter of 2003, the Company also launched its mobile photography operations under the name Everyday Expressions(R) offering mobile photography services to childcare centers in four metropolitan markets. Current plans call for expansion of the mobile photography operations, including entry into the sports/event photography markets, to up to thirty markets by the fall of 2003.
In addition, the Company operates searsphotos.com, an on-line photofinishing service as well as a vehicle for the Company's customers to archive, share portraits via email and order additional portraits and products.

     The Interim Condensed Consolidated Balance Sheets as of
April 26, 2003 and April 27, 2002, the related Interim Condensed Consolidated Statements of Operations for the 12 weeks ended
April 26, 2003 and April 27, 2002, the Interim Condensed Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income for the twelve weeks ended April 26, 2003 and the Interim Condensed Consolidated Statements of Cash Flows for the 12 weeks April 26, 2003 and April 27, 2002, are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the CPI Corp. 2002 Annual Report on Form 10-K for its fiscal year ended February 1, 2003. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

     Certain reclassifications have been made to the 2002 financial statements to conform with the current year presentation.

Note 2 - Contingencies
----------------------

Contingent Lease Obligations
----------------------------
     In July 2001, the Company announced the completion of the sale of its Prints Plus Wall Decor segment, which included the ongoing guarantee of certain operating real estate leases of Prints Plus.
As of April 26, 2003, the maximum future obligation to the Company under these guarantees would be $13.4 million before any negotiation with landlords or subleasing. Based on scheduled lease payments, the maximum future obligations will decrease an additional $3.9 million by the end of fiscal 2003, then by $4.7 million in 2004 and approximately $4.8 million over the next three years. To recognize the risk associated with these leases, a $1.0 million reserve was established in 2001. The $1.0 million reserve was established assuming an average of seventy-five days of lease payments for each of the fifty-six leases then guaranteed by the Company. The seventy-five day estimate was based upon the Company's historical experiences in settling lease obligations resulting from early terminations of leases, taking into account the nature of prime mall space represented by the guaranteed leases. The Company has recognized no losses to date related to their obligations under these guarantees. At April 26, 2003, the Company had made no further allowances for defaults under these operating leases as, in the opinion of management, Prints Plus is meeting the performance standards established under the operating leases.

Income Tax Receivable
---------------------
     Included in Other Assets in the accompanying consolidated balance sheets is a $2.3 million receivable representing refund claims related to amended Federal income tax returns filed by the Company for earlier tax years. In early April 2003, the Company received a written denial of the refund claims from the Internal Revenue Service. After consultation with tax counsel, the Company continues to believe in the merits of its claims and intends to pursue additional remedies, including litigating the matter in court, in order to collect the amount of the recorded claims. As of February 1, 2003, the amount was reclassified from current assets to long-term assets and it is not likely that the matter will be resolved within one year of the date of the current balance sheet.

Standby Letters of Credit
-------------------------
     As of April 26, 2003, the Company had outstanding standby letters of credit in the principal amount of $7.2 million used in conjunction with the Company's self insurance programs.

Litigation
----------
     The Company is a defendant in various lawsuits arising in the ordinary course of business. It is the opinion of management that the ultimate liability, if any, resulting from such lawsuits will not materially affect the consolidated financial position or results of operations of the Company.


Note 3 - Recently Issued Accounting Standards
---------------------------------------------
     In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This standard is primarily effective for transactions occurring after June 30, 2003.  In May 2003, the FASB issued Statement
No. 150, "Accounting or Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement affects the accounting for certain obligations that a reporting entity can or must settle by issuing its own equity shares. It is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the Company's third quarter of fiscal 2003. The
Company does not expect the adoption of these standards to have a material effect on the Company's financial position, results of operations or cash flows.

Note 4 - Subsequent Event
-------------------------
     On June 3, 2003, the Company announced that its Board of Directors approved a 14% increase in the annual dividend rate paid on the Company's common stock from $.56 per share to $.64 per share effective with the next regularly scheduled quarterly dividend. In addition, the Board authorized the Company to repurchase up to 5% of its common shares on the open market from time to time, depending on market conditions.






















ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and
Results of Operations is designed to provide the reader of the financial statements with a narrative on the Company's results of operations, financial position and liquidity, significant accounting policies and critical estimates, and the future impact of accounting standards that have been issued but are not yet effective.
Management's Discussion and Analysis is presented in the following sections: General; Results of Operations; Liquidity, Capital Resources and Financial Condition; and Accounting Pronouncements and Policies.
it is useful to read Management's Discussion and Analysis in conjunction with the consolidated financial statements and related notes thereto contained elsewhere in this document.


General
-------

     CPI Corp.'s ("CPI" or the "Company") fiscal year ends the first Saturday of February. Accordingly, fiscal year 2002 ended
February 1, 2003 and consisted of 52 weeks. The first fiscal quarters of 2003 and 2002 consisted of twelve weeks and ended April 26, 2003 and April 27, 2002, respectively. Throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations," reference to 2002 will mean the fiscal year ended February 1, 2003 and reference to first quarter 2003 and first quarter 2002 will mean the first fiscal quarter of 2003 and 2002, respectively.

The Company operates 1,025 professional portrait studios as of April 26, 2003 throughout the United States, Canada and Puerto Rico under license agreements with Sears, Roebuck and Co. ("Sears"). The Company opened its first Mexican studio in Chihuahua, Mexico in late February 2003. That studio is located in City Club, a wholesale club launched by Soriana, owner of a leading Mexican chain of hypermarkets. The Company currently plans to open four additional studios by the end of its second quarter and a minimum of thirteen by the end of its fiscal year. In the first quarter of 2003, the Company also launched its mobile photography operations under the name Everyday Expressions(R) offering mobile photography services to childcare centers in four metropolitan markets. Current plans call for expansion of the mobile photography operations, including entry into the sports/event photography markets, to up to thirty markets by the fall of 2003. In addition, the Company operates searsphotos.com, an on-line photofinishing service as well as a vehicle for the Company's customers to archive, share portraits via email and order additional portraits and products.

Results of Operations
---------------------
     The following table sets forth certain operating information for each period and should be viewed in conjunction with the consolidated financial statements and notes included in Item 1 of this Form 10-Q.


                              Twelve Weeks Ended
                              ------------------      Change
                             April 26,  April 27,    Increase
                               2003       2002      (Decrease)
                              ------     ------     -----------
Studio sittings:
   Custom                      521,219    577,676       (9.8)%
   Package                     364,536    436,771      (16.5)%
                             ---------  ---------
                               885,755  1,014,447      (12.7)%
                             =========  =========
Studio average sales
 per customer sitting:
   Custom                      $ 75.38    $ 68.85        9.5 %
   Package                     $ 45.65    $ 45.66        0.0 %
   Overall                     $ 63.14    $ 58.87        7.3 %


Net sales were $56.3 million in the first quarter of 2003 compared with $59.8 million in the first quarter of 2002.

     Net sales for the first quarter of 2003 decreased $3.5 million or 6% to $56.3 million from the $59.8 million reported in the first quarter of 2002. The decrease in reported sales is a result of the timing of Easter in 2003. As Easter was near the end of the Company's first quarter, this resulted in the delivery of Easter portraits to customers after the end of the first quarter and, accordingly, the deferral of the recognition of the related sales. The increase in deferred revenues as compared to the first quarter of 2002 was $5.5 million. The increased amount of deferred revenue will be recognized as revenue in the Company's 2003 second quarter as the related portraits are delivered to customers.

     During the first quarter of 2003, sittings were 886,000, a decrease of 13% from the 1,014,000 sittings generated in 2002. The average sale per customer in the first quarter of 2003 was $63.14 or 7% higher than the $58.87 realized in the first quarter of 2002.

     The decrease in sittings is attributable to a combination of the following factors:
          * The Company's increased deferral of sittings and sales resulting from the late Easter season in 2003.
          * The negative impacts of the inclement weather experienced in February and part of March 2003 in a large portion of the country.
          * The continuing impact of increases in the number of competitors' locations and the effects of competitors with lower price package offers.

     The increase in average sales per customer sitting resulted from:
          * A strong sales performance related to the Company's March 2003 domestic-wide rollout of digitally enhanced products, referred to as Portrait Creations(R).
          * The continuing positive effect of the Company's decision made in the second quarter of 2002 to begin selling customer proof sheets which had previously been provided free of charge as part of the custom offer.
          * The Company's continuing success in converting more of its customers to the higher value custom offer.

Costs and expenses were $60.4 million in both the first quarter of 2003 and the first quarter of 2002.

Losses from operations for the first quarter of 2003 were $4.1 million compared to a $604,000 loss in the comparable quarter of the prior year. The increased level of losses was attributable to the $3.5 million decline in reported sales and a $1.7 million increase in selling, general and administrative expenses partially offset by a $500,000 decline in cost of sales, mirroring the 6% decline in sales, and a $1.2 million decline in depreciation expense. The increase in selling, general and administrative expenses was primarily attributable to increases in studio employment and advertising expenses of $1.5 million and $900,000, respectively, as well as $700,000 in costs associated with the commencement of the mobile photography and Mexican studio operations, which was partially offset by a $1.4 million decrease in expenses relating to costs that were inventoried and which will be recognized as expenses in the second quarter at the time the related portraits are delivered to the customers.

The increase in studio employment expenses was largely attributable to annual wage rate increases and increased training hours to support the studio-wide rollout of digitally enhanced products in the first quarter of 2003 coupled with additional coverage hours in certain higher volume studios. The increased advertising expenses were planned timing charges and related to Easter television and the introduction of digitally enhanced products. Favorable advertising expense comparisons to the prior year are expected in future quarters of 2003 as the overall advertising budget for 2003 is comparable to the total advertising spending in 2002. The decrease in depreciation expense resulted from certain assets becoming fully depreciated beginning in the second quarter of 2002.

Interest expense decreased $143,000 for the first quarter of 2003 to $796,000 from $912,000 recorded in the first quarter of 2002. The reduction in interest expense is primarily a result of a scheduled principal payment made in June 2002 to reduce the outstanding balance of the Senior Notes. The principal due on these notes at the end of the first quarter was $42.7 million down from $51.2 million at the end of the first quarter of 2002.

Interest income was $374,000 in the first quarter of 2003, as compared to $413,000 recorded in the first quarter of 2002. The decrease in interest income is principally due to the impact of declining interest rates earned on cash balances exceeding the increase resulting from larger average cash balances during the first quarter of 2003.

Income tax benefit as a percentage of income before taxes, was 38.6% for the first quarter of 2003 and 39.3% for the comparable period in 2002.

Net losses were $2.7 million and $713,000 for the first quarter of 2003 and 2002, respectively. As noted above, the Company's results of operations for the first quarter of 2003 were significantly impacted by the late Easter season in 2003 which resulted in a substantial portion of its Easter sales and related costs being deferred to be recognized as revenues and expenses in the second quarter when the related portraits are delivered to the customers.


Liquidity, Capital Resources and Financial Condition
----------------------------------------------------

Analysis of Financial Condition
-------------------------------
	As of April 26, 2003, the Company's current assets exceeded current liabilities by $24.5 million. This working capital surplus primarily results from the $56.0 million of cash and cash equivalents on hand at the end of the first quarter of 2003.

     Net cash provided by operating activities in the first quarter of 2003 increased $3.1 million to $2.6 million from $475,000 used in operating activities in first quarter of 2002. The increase was primarily due to the receipt of income tax refunds in the first quarter of 2003 and the payouts of supplemental retirement plan benefits for retired executives in the prior year. Offsetting the increases are additional losses from operations in the first quarter of 2003 as compared the first quarter of fiscal 2002, reduced depreciation expense in the first quarter of 2003 and increases in outstanding receivables resulting from a change in settlement methods with Sears in the second quarter of 2002 as well as increased Easter seasonal volume in 2003.

     Net cash used in financing activities increased $498,000 to $467,000 compared to net cash provided of $31,000 in the comparable period of 2002. The increase resulted primarily from the reduced issuance of common stock to employee stock plans in the first quarter of 2003.

     Net cash used in investing activities totaled $4.2 million in the first quarter of 2003 compared to $1.0 million in the first quarter of 2002. The $3.2 million increase was due principally to higher capital expenditures and the seasonal increases in the loan receivable due from Prints Plus partially offset by the proceeds from a redemption of the preferred security by Prints Plus in the first quarter of 2003 that was funded by a draw on the loan receivable.



Liquidity and Capital Resources
-------------------------------
     Cash flows from operations and cash and cash equivalents on hand represent the Company's expected source of funds in fiscal year 2003 for planned capital expenditures of approximately $21.0 million, scheduled principal payments on long-term debt of $8.6 million, normal business operations and dividends to shareholders and potential share repurchases. With the exception of standby letters of credit used to support the Company's self-insurance programs, the Company does not use off-balance sheet arrangements to finance business activities.

     On June 3, 2003, the Company announced that its Board of Directors approved a 14% increase in the annual dividend rate paid on the Company's common stock from $.56 per share to $.64 per share effective with the next regularly scheduled quarterly dividend. In addition, the Board authorized management to repurchase up to 5% of the Company's common shares on the open market from time to time, depending on market conditions.

Accounting Pronouncements and Policies
--------------------------------------

Recently Issued Accounting Standards
------------------------------------
In April 2003, the FASB issued Statement No. 149, "Amendment of
Statement No. 133 on Derivative Instruments and Hedging Activities".
This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This standard is primarily effective for transactions occurring after June 30, 2003. In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement affects the accounting for certain obligations that a reporting entity can or must settle by issuing its own equity shares. It is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the Company's third quarter of fiscal 2003. The Company does not expect the adoption of these standards to have a material effect on the Company's financial position, results of operations or cash flows.

Significant Accounting Policies and Critical Estimates
------------------------------------------------------
The Company's significant accounting policies are discussed in the Notes to the Consolidated Financial Statements that are included in the Company's 2002 Annual Report on Form 10-K that is filed with the Securities and Exchange Commission. In most cases, the accounting policies utilized by the Company are the only ones permissible under U.S. Generally Accepted Accounting Principles for businesses in our industry. However, the application of certain of these policies requires significant judgments or a complex estimation process that can affect the results of operations and financial position of the Company, as well as the related footnote disclosures. The Company bases its estimates on historical experience and other assumptions that it believes are reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in the Company's results of operations for the period in which the actual amounts become known. The accounting policies and estimates that can have a significant impact on the operating results, financial position and footnote disclosures of the Company are described in the Management Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2002 Annual Report on Form 10-K.

Cautionary Statement Regarding Forward-Looking Information
----------------------------------------------------------
     The statements contained in this report, and in particular in the "Management's Discussion and Analysis of Financial Condition and Results
of Operations" section that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995, and involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements, such as the Company's outlook for portrait studios, future cash requirements, compliance with debt covenants, valuation allowances, and capital expenditures, are only predictions or expectations; actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to: customer demand for the Company's products and services, the overall level of economic activity in the Company's major markets, competitors' actions, manufacturing interruptions, dependence on certain suppliers, changes in the Company's relationship with Sears and the condition and strategic planning of Sears, fluctuations in operating results, the condition of Prints Plus Inc., the attractions and retention of qualified personnel and other risks as may be described in the Company's filings with the Securities and Exchange Commission, including its Form 10-K for the year ended February 1, 2003.
17

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

     Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign exchange rates. The Company's debt obligations have primarily fixed interest rates; therefore, the Company's exposure to changes in interest rates is minimal. The Company's exposure to changes in foreign exchange rates relates to its Canadian and Mexican operations and are also minimal as these operations constitute 6.4% of the Company's total assets and 6.5% of the Company's total sales.


ITEM 4.   DISCLOSURE CONTROLS AND PROCEDURES

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

     In the quarter ended April 26, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.
In addition, since the date of this evaluation to the filing date of this Quarterly Report, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.











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

         b) REPORTS ON FORM 8-K

            - On February 7, 2003, CPI Corp. reported the
              issuance of a press release dated February 6, 2003 declaring a first quarter cash dividend of 14 cents per share.

            - On April 4, 2003, CPI Corp. reported the
              issuance of a press release dated April 3, 2003 announcing it's fourth quarter and fiscal 2002 results. In the release the Company also disclosed the receipt of a routine comment letter from the Staff of the Securities and Exchange
              Commission ("SEC") relating to the SEC Staff's recent periodic review of the Company's 2001
              Annual Report on Form 10-K and its Quarterly
              Reports on Form 10-Q for each of the first three quarters of fiscal year 2002.

            - On April 4, 2003, CPI Corp. reported the issuance of
              a press release dated April 4, 2003, reporting a Regulation FD disclosure relating to a then-recent receipt of the SEC Staff's reply to the Company's previous response to the SEC Staff's routine comment letter referred to above.





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


Dated:  June 5, 2003





















20
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
-----------------------------------------------------------------------

I, J. David Pierson, certify that:

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's bility to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and




21
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: June 5, 2003


                           By: /s/ J. David Pierson
                               ----------------------------
                                   J. David Pierson
                                   Chairman of the Board of
                                   Directors, President and
                                   Chief Executive Officer





























22



CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
-----------------------------------------------------------------------

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



23
        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal ontrols or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 5, 2003


                            By:/s/ Gary W. Douglass
                               -------------------------------------
                                   Gary W. Douglass
                                   Executive Vice President, Finance
                                   and Chief Financial Officer






























24

CPI CORP.

EXHIBIT INDEX

(PAGE NUMBERS REFER TO PAPER DOCUMENT ONLY)

                                                           Page(s)
                                                           -------


Exhibit 11.0  - Computation of Earnings per Common Share    26-27

Exhibit 99.1  - Certification Pursuant to 18 U.S.C.
                Section 1350, as Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act
                of 2002 by Chief Executive Officer             28

Exhibit 99.2  - Certification Pursuant to 18 U.S.C.
                Section 1350, as Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act
                of 2002 by Chief Financial Officer             29
































                                       25