Form 10-Q
period 2003-07-19
CPI CORP
filed 2003-08-27
CIK 25354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE
QUARTERLY PERIOD ENDED JULY 19, 2003

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10204

CPI Corp.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	43-1256674 (I.R.S. Employer Identification No.)

1706 Washington Ave., St. Louis, Missouri (Address of principal executive offices)	63103 (Zip Code)

Registrant’s telephone number, including are code: (314) 231-1575

Indicate by check mark whether the Registrant [1] has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and [2] has been subject to such filing requirements for the past 90 days.

[ X ] Yes [    ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

[ X ] Yes [    ] No

As of August 25, 2003, the Registrant had 8,100,868 common shares outstanding.

TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION
         Item 1. Financial Statements
                      Interim Condensed Consolidated Balance Sheets
                      Interim Condensed Consolidated Statements of Operations
                      Interim Condensed Consolidated Statement of Changes in Stockholders' Equity and
                           Comprehensive Income (Loss)
                      Interim Condensed Consolidated Statements of Cash Flows
                      Notes to Interim Condensed Consolidated Financial Statements
         Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations
         Item 3. Quantitative and Qualitative Disclosures about Market Risk
         Item 4. Disclosure Controls and Procedures
PART II. OTHER INFORMATION
         Item 4. Submission of Matters to a Vote of Security Holders
         Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
EXHIBIT INDEX
Computation of Per Share Earnings (Loss)
Section 302 Certification of Chief Executive Officer
Section 302 Certification of Chief Financial Officer
Section 906 Certification of Chief Executive Officer
Section 906 Certification of Chief Financial Officer

CPI CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
12 Weeks and 24 Weeks Ended July 19, 2003

Page
PART 1. FINANCIAL INFORMATION

         Item 1. Financial Statements

                      Interim Condensed Consolidated Balance Sheets
                      July 19, 2003 (Unaudited) and February 1, 2003

                      Interim Condensed Consolidated Statements of Operations (Unaudited)
                      12 and 24 Weeks Ended July 19, 2003 and July 20, 2002

                      Interim Condensed Consolidated Statement of Changes in Stockholders' Equity and
                      Comprehensive Income (Loss) (Unaudited)
                      24 Weeks Ended July 19, 2003

                      Interim Condensed Consolidated Statements of Cash Flows (Unaudited)
                      24 Weeks Ended July 19, 2003 and July 20, 2002

                      Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

         Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations

         Item 3. Quantitative and Qualitative Disclosures about Market Risk

         Item 4. Disclosure Controls and Procedures

PART II. OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security Holders

         Item 6. Exhibits and Reports on Form 8-K

Signature

Exhibit Index	1 3 4 5 7 10 16 16 17 18 19 20
--- Page

CPI CORP.
Interim Condensed Consolidated Balance Sheets — Assets

 PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

thousands	July 19, 2003 (Unaudited)	February 1, 2003
ASSETS
Current assets:
Cash and cash equivalents	$43,985	$57,922
Accounts receivable:
Due from licensor store	9,001	7,888
Other	356	727
Inventories	12,144	11,767
Prepaid expenses and other current assets	6,849	6,499
Refundable income taxes	3,474	6,812
Deferred tax assets	4,834	4,907

Total current assets	80,643	96,522

Property and equipment:
Land	2,803	2,803
Building improvements	26,553	26,554
Leasehold improvements	7,536	6,589
Photographic, sales and manufacturing equipment	196,655	188,836

Total	233,547	224,782
Less accumulated depreciation and amortization	185,590	177,280

Property and equipment, net	47,957	47,502
Assets of business transferred under contractual arrangements:
Preferred Security	7,336	9,566
Loan receivable	4,181	475
Assets of supplemental retirement plan:
Cash surrender value of life insurance policies (net of borrowings
of $1,596 at both July 19, 2003 and February 1, 2003)	10,828	10,161
Long-term investments held in Rabbi Trust	2,146	3,600
Other assets, net of amortization of $1,359 at both
July 19, 2003 and February 1, 2003	12,767	11,464

TOTAL ASSETS	$165,858	$179,290

See accompanying notes.

CPI CORP.
Interim Condensed Consolidated Balance Sheets — Liabilities

	July 19, 2003
thousands, except share and per share data	(Unaudited)	February 1, 2003
LIABILITIES
Current liabilities:
Current maturities of long-term debt	$8,580	$8,580
Accounts payable	11,460	10,114
Accrued employment costs	11,591	13,019
Customer deposit liability	28,137	27,072
Sales taxes payable	1,675	2,681
Accrued advertising expenses	3,048	1,232
Accrued expenses and other liabilities	3,634	3,792

Total current liabilities	68,125	66,490

Long-term debt, less current maturities	25,563	34,116
Accrued pension obligations	9,646	9,646
Supplemental retirement plan obligations	5,712	6,188
Customer deposit liability	4,514	5,934
Other liabilities	2,497	2,733

Total Liabilities	116,057	125,107

STOCKHOLDERS' EQUITY
Preferred stock,no par value. 1,000,000 shares authorized; no shares oustanding	--	--
Preferred stock, Series A, no par value, 200,000 shares authorized;
no shares outstanding	--	--
Common stock, $.40 par value. 50,000,000 shares authorized; 18,339,171 and
18,288,006 shares issued at July 19, 2003 and February1, 2003, respectively	7,336	7,315
Additional paid in capital	51,849	51,211
Retained earnings	228,206	234,022
Accumulated other comprehensive loss	(9,933)	(10,703)

	277,458	281,845
Treasury stock at cost, 10,238,303 shares at July 19, 2003 and February 1, 2003	(227,642)	(227,642)
Unamortized deferred compensation- restricted stock	(15)	(20)

Total stockholders' equity	49,801	54,183

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$165,858	$179,290

See accompanying notes.

CPI CORP.
Interim Condensed Consolidated Statements of Operations
(Unaudited)

	12 Weeks Ended		24 Weeks Ended
	July 19,	July 20,	July 19,	July 20,
thousands, except share and per share data	2003	2002	2003	2002
Net sales	$61,089	$57,314	$117,344	$117,157
Cost and expenses:
Cost of sales (exclusive of depreciation and amortization
expenses shown below)	8,046	8,373	16,027	16,737
Selling, general and administrative expenses	50,461	44,234	98,812	91,048
Depreciation and amortization	3,801	4,811	7,825	10,080

	62,308	57,418	122,664	117,865

Loss from operations	(1,219)	(104)	(5,320)	(708)

Interest expense	715	858	1,484	1,770
Interest income	564	694	938	1,107
Other income, net	26	24	78	42

Loss before income tax benefit	(1,344)	(244)	(5,788)	(1,329)

Income tax benefit	(518)	(101)	(2,233)	(527)

Net loss from continuing operations	$(826)	$(143)	$(3,555)	$(802)

Net earnings from discontinued operations, net of income tax
expense of $86 and $51, respectively	--	135	--	80

NET LOSS	$(826)	$(8)	$(3,555)	$(722)

EARNINGS PER COMMON SHARE
Net loss per share from continuing operations - diluted	$(0.10)	$(0.01)	$(0.44)	$(0.10)
Net earnings per share from discontinued operations - diluted	--	0.01	--	0.01

Net loss per share - diluted	$(0.10)	$(0.00)	$(0.44)	$(0.09)

Net loss per share from continuing operations - basic	$(0.10)	$(0.01)	$(0.44)	$(0.10)
Net earnings per share from discontinued operations - basic	--	0.01	--	0.01

Net loss per share - basic	$(0.10)	$(0.00)	$(0.44)	$(0.09)

Dividends per share	$0.14	$0.14	$0.28	$0.28

Weighted average number of common and common equivalent
shares outstanding-diluted	8,100,868	8,037,591	8,100,824	8,035,321
Weighted average number of common and common equivalent
shares outstanding-basic	8,100,868	8,037,591	8,100,824	8,035,321

See accompanying notes.

CPI CORP.
Interim Condensed Consolidated Statement of Changes in Stockholders' Equity and
Comprehensive Income (Loss)
(Unaudited)

Twenty-four weeks ended July 19, 2003
thousands, except share and per share data	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock at cost	Deferred compensation- restricted stock	Total
Balance at February 1, 2003	$7,315	$51,211	$234,022	($10,703)	($227,642)	($20)	$54,183
Issuance of common stock to employee stock
plans and option exercises (51,165 shares)	21	638	--	--	--	--	659
Comprehensive income (loss):
Net loss	--	--	(3,555)	--	--	--
Foreign currency translation	--	--	--	770	--	--
Comprehensive loss	--	--	--	--	--	--	(2,785)
Dividends ($.28 per common share)	--	--	(2,261)	--	--	--	(2,261)
Amortization of deferred compensation -
Restricted stock	--	--	--	--	--	5	5

Balance at July 19, 2003	$7,336	$51,849	$228,206	($ 9,933)	($227,642)	($15)	$49,801

See accompanying notes.

CPI CORP.
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	24 Weeks Ended
thousands	July 19, 2003	July 20, 2002
Reconciliation of net loss to cash flows provided by
(used in) operating activities:

Net loss from continuing operations	$(3,555)	$(802)

Adjustments for items not requiring cash:
Depreciation and amortization	7,825	10,080
Loss on disposition of property, plant and equipment	108	383
Deferred income taxes	(1,480)	51
Customer deposit liability	(315)	1,027
Post-closing adjustment on preferred security	--	147
Accrued interest on preferred security	(270)	(390)
Other	(867)	(3,795)

Decrease (increase) in current assets:
Receivables and inventories	(1,120)	(3,916)
Refundable income taxes	3,338	(544)
Prepaid expenses and other current assets	(185)	(791)

Increase (decrease) in current liabilities:
Accounts payable, accrued expenses and
other liabilities	572	(2,388)

Cash flows from continuing operations	4,051	(938)
Cash flows from discontinued operations	--	80

Cash flows provided by (used in) operating activities	$4,051	$(858)

See accompanying notes.

CPI CORP.
Interim Condensed Consolidated Statements of Cash Flows (...continued)
(Unaudited)

	24 Weeks Ended
thousands	July 19, 2003	July 20, 2002
Cash flows provided by (used in) operating activities	$4,051	$(858)

Cash flows provided by (used in) financing activities:
Repayment of long-term obligations	(8,580)	(8,580)
Issuance of common stock to employee stock plans
and option exercises	659	1,324
Cash dividends	(2,261)	(2,245)

Cash flows used in financing activities:	(10,182)	(9,501)

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(8,382)	(4,910)
Redemption of Preferred Security	2,500	353
Changes in loan receivable:
Borrowings	(27,331)	(19,047)
Repayments	23,625	17,447
Purchase of investment securities in Rabbi Trust	(819)	(698)
Proceeds from sale of investment securities in Rabbi Trust	2,273	2,093

Cash flows used in investing activities:	(8,134)	(4,762)

Effect of exchange rate changes on cash and cash equivalents	328	138

Net decrease in cash and cash equivalents	(13,937)	(14,983)

Cash and cash equivalents at beginning of period	57,922	46,555

Cash and cash equivalents at end of period	$43,985	$31,572

Supplemental cash flow information:
Interest paid	$1,605	$1,920

Income taxes paid	$337	$358

See accompanying notes.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND INTERIM CONDENSED CONSOLIDATED
                 FINANCIAL STATEMENTS

The Company operates 1,024 professional portrait studios as of July 19, 2003 throughout the United States, Canada and Puerto Rico under license agreements with Sears, Roebuck and Co. (“Sears”). On August 14, 2003, the Company announced the execution of an amendment to its agreement with Sears eliminating the existing exclusivity provision from that agreement. In return for the removal of the exclusivity provision, the Company, upon certain conditions, has agreed to provide Sears with certain contingent commission adjustments through 2008, the remaining term of the current agreement. (See Note 5 for further information.) The Company opened its first Mexican studio in Chihuahua, Mexico in late February 2003. That studio is located in City Club, a wholesale club launched by Soriana, owner of a leading Mexican chain of hypermarkets. During the second quarter of 2003, the Company opened three additional studios in Mexico, one in a City Club location and two studios in Soriana hypermarkets. In the first quarter of 2003, the Company also launched its mobile photography operations under the name Everyday Expressions ® offering mobile photography services to childcare centers in four metropolitan markets. By the end of the second quarter of 2003, the Company was offering mobile photography services to childcare centers and youth sports associations in twenty-seven markets throughout the United States. In addition, the Company operates searsphotos.com, an on-line photofinishing service as well as a vehicle for the Company’s customers to archive, share portraits via email and order additional portraits and products.

The Interim Condensed Consolidated Balance Sheets as of July 19, 2003, the related Interim Condensed Consolidated Statements of Operations for the 12 and 24 weeks ended July 19, 2003 and July 20, 2002, the Interim Condensed Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the 24 weeks ended July 19, 2003 and the Interim Condensed Consolidated Statements of Cash Flows for the 24 weeks ended July 19, 2003 and July 20, 2002, are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the CPI Corp. 2002 Annual Report on Form 10-K for its fiscal year ended February 1, 2003. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Certain reclassifications have been made to the 2002 financial statements to conform with the current year presentation.

NOTE 2 — CONTINGENCIES

Contingent Lease Obligations

In July 2001, the Company announced the completion of the sale of its Prints Plus Wall Decor segment (“Prints Plus”), which included the ongoing guarantee of certain operating real estate leases of Prints Plus. As of July 19, 2003, the maximum future obligation to the Company under these guarantees is $12.8 million before any negotiation with landlords or subleasing. Based on scheduled lease payments, the maximum future obligations will decrease an additional $2.6 million by the end of fiscal 2003, then by $4.7 million in 2004 and approximately $4.8 million over the next three years. To recognize the risk associated with these leases, a $1.0 million reserve was established in 2001. The $1.0 million reserve was established assuming an average of seventy-five days of lease payments for each of the fifty-six leases then guaranteed by the Company. The seventy-five day estimate was based upon the Company’s historical experiences in settling lease obligations resulting from early terminations of leases, taking into account the nature of prime mall space represented by the guaranteed leases. The Company has recognized no losses to date related to their obligations under these guarantees. At July 19, 2003, the Company had made no further allowances for defaults under these operating leases as, in the opinion of management, Prints Plus is meeting the performance standards established under the operating leases.

Prints Plus Financial Covenants

In conjunction with the above-mentioned transaction, the Company received an $11.0 Preferred Security (“Preferred Security”) and provided Prints Plus with a $6.4 million revolving credit facility. The agreements governing both instruments contain certain operating and financial covenants. During the second quarter of 2003, Prints Plus failed to achieve the minimum EBITDA covenant included in the revolving credit facility, as amended, requiring Prints Plus to maintain EBITDA for any consecutive four quarters of not less than $3.0 million. As of July 19, 2003, the Company provided Prints Plus with a waiver on the violation of this covenant.

In assessing the recoverability of its recorded investment in the Preferred Security and the revolving credit facility, the Company reviews whether events or changes in circumstances indicate that the carrying value of the preferred security and the amount advanced under the revolving line of credit may not be recoverable. This review includes an analysis of the current operating performance of Prints Plus, including the amounts of free cash flow being generated providing for interest and debt service as well as their compliance with all the performance standards included within the covenants of the Preferred Security and revolving line of credit. Based on this review, no valuation allowance is deemed necessary at July 19, 2003.

Income Tax Receivable

Included in Other Assets in the accompanying consolidated balance sheets is a $2.3 million receivable representing refund claims related to amended Federal income tax returns filed by the Company for earlier tax years. In early April 2003, the Company received a written denial of the refund claims from the Internal Revenue Service. After consultation with tax counsel, the Company continues to believe in the merits of its claims and intends to pursue additional remedies, including litigating the matter in court, in order to collect the amount of the recorded claims. As of February 1, 2003, the amount was reclassified from current assets to long-term assets as it is not likely that the matter will be resolved within one year of the date of the current balance sheet.

Standby Letters of Credit

As of July 19, 2003, the Company had outstanding standby letters of credit in the principal amount of $7.3 million primarily used in conjunction with the Company’s self insurance programs.

Litigation

The Company is a defendant in various lawsuits arising in the ordinary course of business. It is the opinion of management that the ultimate liability, if any, resulting from such lawsuits will not materially affect the consolidated financial position or results of operations of the Company.

NOTE 3 — RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities”. This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This standard is primarily effective for transactions occurring after June 30, 2003. In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement affects the accounting for certain obligations that a reporting entity can or must settle by issuing its own equity shares. It is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the Company’s third quarter of fiscal 2003. The Company does not expect the adoption of these standards to have a material effect on the Company’s financial position, results of operations or cash flows.

NOTE 4 — STOCKHOLDERS’ EQUITY

Dividend Payments

On June 3, 2003, the Company announced that its Board of Directors approved a 14% increase in the annual dividend rate paid on the Company’s common stock from $.56 per share to $.64 per share effective with the third quarter 2003 dividend payment.

Share Repurchase Program

On June 3, 2003, the Board of Directors authorized the Company to repurchase up to 5% of its common shares on the open market from time to time, depending on market conditions. As of July 19, 2003, the Company has yet to repurchase any shares under the recently announced authorization.

NOTE 5 — SUBSEQUENT EVENT

On August 14, 2003, the Company announced the execution of an amendment to its agreement with Sears eliminating the existing exclusivity provision from that agreement. In return for the removal of the exclusivity provision, the Company, upon certain conditions, has agreed to provide Sears with certain commission adjustments (the “Contingent Payments”) through 2008, the remaining term of the current agreement. The elimination of the exclusivity provision frees the Company to explore growth opportunities previously precluded under the exclusivity provisions of the agreement.

The Contingent Payments are triggered only if the Company operates more than twenty-four non-Sears portrait studios and the rate of growth in total contractual commissions paid to Sears by the Company under the pre-existing agreement does not exceed Sears’ same-store revenue growth rate by specified percentages, up to a maximum of 2%. If both of the above mentioned conditions occur, the Contingent Payments are determined by a formula included in the amendment to the agreement, however, in no event shall such payments exceed $2.5 million annually or $7.5 million cumulatively over the remaining five-year term of the agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide the reader of the financial statements with a narrative on the Company’s results of operations, financial position and liquidity, significant accounting policies and critical estimates, and the future impact of accounting standards that have been issued but are not yet effective. Management’s Discussion and Analysis is presented in the following sections: General; Results of Operations; Liquidity, Capital Resources and Financial Condition; and Accounting Pronouncements and Policies. It is useful to read Management’s Discussion and Analysis in conjunction with the consolidated financial statements and related notes thereto contained elsewhere in this document.

GENERAL

CPI Corp.‘s (“CPI” or the “Company”) fiscal year ends the first Saturday of February. Accordingly, fiscal year 2002 ended February 1, 2003 and consisted of 52 weeks. Both the second fiscal quarters of 2003 and 2002, which consisted of twelve weeks, and the first fiscal halves of 2003 and 2002, which consisted of twenty-four weeks, ended July 19, 2003 and July 20, 2002, respectively. Throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” reference to 2002 will mean the fiscal year ended February 1, 2003 and reference to second quarter 2003 and second quarter 2002 or first half 2003 and first half 2002 will mean the second fiscal quarter or first fiscal half of 2003 and 2002, respectively.

The Company operates 1,024 professional portrait studios as of July 19, 2003 throughout the United States, Canada and Puerto Rico under license agreements with Sears, Roebuck and Co. (“Sears”). On August 14, 2003, the Company announced the execution of an amendment to its agreement with Sears eliminating the existing exclusivity provision from that agreement. As more fully described in Note 5 to the Interim Condensed Consolidated Financial Statements, in return for the removal of the exclusivity provision, the Company, upon certain conditions, has agreed to provide Sears with certain contingent commission adjustments through 2008, the remaining term of the current agreement. The elimination of the exclusivity provision frees the Company to explore growth opportunities previously precluded under the exclusivity provisions of the agreement. The Company opened its first Mexican studio in Chihuahua, Mexico in late February 2003. That studio is located in City Club, a wholesale club launched by Soriana, owner of a leading Mexican chain of hypermarkets. During the second quarter of 2003, the Company opened three additional studios in Mexico, one in a City Club location and two studios in Soriana hypermarkets. The Company currently plans to open a minimum of eleven additional studios by the end of its fiscal year. In the first quarter of 2003, the Company also launched its mobile photography operations under the name Everyday Expressions ® offering mobile photography services to childcare centers in four metropolitan markets. By the end of the second quarter of 2003, the Company was offering mobile photography services to childcare centers and youth sports associations in twenty-seven markets throughout the United States. In addition, the Company operates searsphotos.com, an on-line photofinishing service as well as a vehicle for the Company’s customers to archive, share portraits via email and order additional portraits and other products.

RESULTS OF OPERATIONS

The following table sets forth certain operating information for each period and should be viewed in conjunction with the consolidated financial statements and notes included in Item 1 of this Form 10-Q.

	12 Weeks Ended			24 Weeks Ended
	July 19, 2003	July 20, 2002	Change Increase (Decrease)	July 19, 2003	July 20, 2002	Change Increase (Decrease)
Studio sittings:
Custom	582,860	568,070	2.6%	1,104,079	1,145,746	-3.6%
Package	324,118	360,772	-10.2%	688,654	797,543	-13.7%

	906,978	928,842	-2.4%	1,792,733	1,943,289	-7.7%

Studio average sales per customer sitting:
Custom	$ 77.69	$ 71.48	8.7%	$ 76.93	$ 70.15	9.7%
Package	$ 47.18	$ 45.96	2.7%	$ 45.84	$ 45.81	0.1%
Overall	$ 66.78	$ 61.56	8.5%	$ 64.99	$ 60.16	8.0%

12 weeks ended July 19, 2003 compared to 12 weeks ended July 20, 2002

Net sales were $61.1 million in the second quarter of 2003 compared with $57.3 million in the second quarter of 2002.

Net sales for the second quarter of 2003 increased $3.8 million or 7% to $61.1 million from the $57.3 million reported in the second quarter of 2002. The increase in reported sales in the second quarter is a result of the timing of Easter in 2003. As Easter was near the end of the Company’s first quarter of 2003, this resulted in the delivery of Easter portraits to customers after the end of the Company’s first quarter and, accordingly, the deferral of the recognition of the related sales. This increased amount of deferred revenue was recognized as revenue in the Company’s 2003 second quarter as the related portraits were delivered to customers.

During the second quarter of 2003, sittings were 907,000, a decrease of 2% from the 929,000 sittings generated in 2002. Excluding the positive impact of the late 2003 Easter on the second quarter of 2003, sittings declined 4% versus the reported 2% decline. The average sale per customer sitting in the second quarter of 2003 was $66.78 or 8% higher than the $61.56 realized in the second quarter of 2002. The decrease in sittings is primarily attributable to the continuing impact of increases in the number of competitors’ locations and the effects of competitors with lower price package offers. The increase in average sales per customer sitting resulted from:

o	The continuing strong sales performance related to the Company’s March 2003 domestic-wide rollout of digitally enhanced products referred to as Portrait Creations ®.
o	The ongoing positive effect of the Company’s decision made late in the second quarter of 2002 to begin selling customer proof sheets which had previously been provided free of charge as part of the custom offer.
o	The Company’s continuing success in converting more of its customers to the higher value custom offer.

Costs and expenses were $62.3 million for the 12 weeks ended July 19, 2003, an increase of $4.9 million from the $57.4 million reported for the comparable prior year period.

Losses from operations for the second quarter of 2003 were $1.2 million compared to a $104,000 loss recorded in the comparable quarter of the prior year. The increased level of operating losses was attributable to a $6.3 million increase in selling, general and administrative expenses only partially offset by the $3.8 million increase in reported sales, a $327,000 decline in cost of sales, primarily resulting from reduced levels of sittings, and a $1.0 million decline in depreciation expense. The increase in selling, general and administrative expenses was primarily attributable to increases in studio employment costs and advertising expenses of $1.0 million and $1.1 million, respectively, as well as $1.2 million in costs associated with the commencement of the mobile photography and Mexican studio operations and $1.0 million in expenses relating to costs that were inventoried in the first quarter of 2003 and recognized as expenses in the second quarter at the time the related portraits were delivered to the customers. An additional $1.9 million increase in costs related to various other selling, general and administrative expenses including studio supplies and maintenance, telephone expense, employee insurance, pension expense and administrative salaries.

The increase in studio employment costs was largely attributable to annual wage rate increases and increased hours to support the continuing strong sales of the Company’s new digitally enhanced Portrait Creations ® product introduced in the first quarter of 2003 coupled with additional coverage hours in certain higher volume studios. The increased advertising expenses were planned accelerated timing changes and related to Hispanic television, market research and creative development. Favorable advertising expense comparisons to the prior year are expected in the second half of 2003 as the overall advertising budget for 2003 is comparable to the total advertising spending in 2002. The decrease in depreciation expense resulted from certain assets becoming fully depreciated beginning in the second quarter of 2002.

Interest expense decreased $143,000 for the second quarter of 2003 to $715,000 from $858,000 recorded in the second quarter of 2002. The reduction in interest expense is primarily a result of a scheduled principal payment made in June 2003 to reduce the outstanding balance of the Senior Notes. The principal due on these notes at the end of the second quarter was $34.1 million down from $42.7 million at the end of the second quarter of 2002.

Interest income was $564,000 in the second quarter of 2003, as compared to $694,000 recorded in the second quarter of 2002. The decrease in interest income is principally due to the impact of declining interest rates earned on cash balances exceeding the increase resulting from larger average cash balances during the second quarter of 2003.

Income tax benefit as a percentage of income before taxes was 38.6% for the second quarter of 2003 and 41.3% for the comparable period in 2002.

Net losses were $826,000 and $8,000 for the second quarter of 2003 and 2002, respectively. As noted above, despite higher reported sales, the Company’s results of operations for the second quarter of 2003 were negatively impacted by increased expenses incurred in anticipation of higher planned sales levels and the continuing costs, in advance of meaningful sales, associated with the Company’s new ventures, mobile photography and Mexican studio operations.

24 weeks ended July 19, 2003 compared to weeks ended July 20, 2002

Net sales were $117.3 million in the first half of 2003 compared with $117.2 million in the first half of 2002.

Total net sales for the first half of 2003 were $117.3 million, an increase of $100,000 from the $117.2 million recorded in 2002, as an 8% increase in average sales per customer sitting from $60.16 to $64.99 offset an 8% decrease in sittings from 1,943,000 to 1,793,000. The decrease in sittings is primarily attributable to continuing impact of increases in the number of competitors’ locations and the effects of competitors with lower price package offers. The increase in average sales per customer sitting resulted from :

o	The continuing strong sales performance related to the Company’s March 2003 domestic-wide rollout of digitally enhanced products referred to as Portrait Creations ®.
o	The ongoing positive effect of the Company’s decision made late in the second quarter of 2002 to begin selling customer proof sheets which had previously been provided free of charge as part of the custom offer.
o	The Company’s continuing success in converting more of its customers to the higher value custom offer.

Costs and expenses were $122.7 million for the 24 weeks ended July 19, 2003, an increase of $4.8 million from the $117.9 million reported for the comparable prior year period.

Losses from operations for the first half of 2003 were $5.3 million compared to a $708,000 loss in the comparable first half of the prior year. The increased level of losses was attributable to the $7.8 million increase in selling, general and administrative expenses only partially offset by the $100,000 increase in reported sales, a $700,000 decline in cost of sales, primarily resulting from reduced sitting levels, and a $2.3 million decline in depreciation expense. The increase in selling, general and administrative expenses was primarily attributable to increases in studio employment costs and the planned accelerated timing of advertising expenses of $2.5 million and $2.0 million, respectively, as well as $1.9 million in costs associated with the commencement of the mobile photography and Mexican studio operations. An additional $1.2 million increase in costs related to various other selling, general and administrative expenses including pension expense and administrative salaries.

The increase in studio employment expenses was largely attributable to annual wage rate increases and increased hours to support the studio-wide rollout of digitally enhanced products in the first quarter of 2003 coupled with additional coverage hours in certain higher volume studios. The increased advertising expenses were planned timing charges and related to Easter television advertising and the introduction of digitally enhanced products, Hispanic television, market research and creative development. Favorable advertising expense comparisons to the prior year are expected in the second half of 2003 as the overall advertising budget for 2003 is comparable to the total advertising spending in 2002. The decrease in depreciation expense resulted from certain assets becoming fully depreciated beginning in the second quarter of 2002.

Interest expense decreased $286,000 for the first half of 2003 to $1.5 million from $1.8 million recorded in the first half of 2002. The reduction in interest expense is primarily a result of a scheduled principal payment made in June 2003 to reduce the outstanding balance of the Senior Notes. The principal due on these notes at the end of the first half was $34.1 million down from $42.7 million at the end of the first half of 2002.

Interest income was $938,000 in the first half of 2003, as compared to $1.1 million recorded in the first half of 2002. The decrease in interest income is principally due to the impact of declining interest rates earned on cash balances exceeding the increase resulting from larger average cash balances during the first half of 2003.

Income tax benefit as a percentage of income before taxes was 38.6% for the first half of 2003 and 39.7% for the comparable period in 2002.

Net losses for the 24-week first half ended July 19, 2003 of $3.6 million compared to a net loss of $722,000 for the comparable first half in fiscal 2002. The reported net loss for the first half of 2003 was largely attributable to reported sales being comparable to the prior year period while costs were generally incurred at a level consistent with a higher planned level of sales which did not materialize. In addition, costs comparisons to the prior year first half were negatively impacted by costs, in advance of meaningful sales, approximating $2.0 million incurred in connection with the commencement of the Company’s new ventures in mobile photography and Mexican studio operations in the first half of 2003.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Analysis of Financial Condition

As of July 19, 2003, the Company’s current assets exceeded current liabilities by $12.5 million.

Net cash provided by operating activities in the first half of 2003 increased $4.9 million to $4.1 million from $858,000 used in operating activities in second quarter of 2002. The increase was primarily due to the receipt of income tax refunds in the first half of 2003 and the payouts of supplemental retirement plan benefits and deferred compensation for retired executives and directors in the prior year. Offsetting the increases are additional losses from operations in the first half of 2003 as compared to the first half of fiscal 2002, reduced depreciation expense in the first half of 2003 and increases in outstanding receivables resulting from a change in settlement methods with Sears in the second quarter of 2002.

Net cash used in financing activities in the first half of 2003 increased $681,000 to $10.2 million from the $9.5 million used in the first half of 2002. The increase resulted primarily from lower levels of common stock issuance relating to option exercises in the first half of 2003.

Net cash used in investing activities totaled $8.1 million in the first half of 2003 compared to $4.8 million in the first half of 2002. The $3.3 million increase was due principally to higher capital expenditures and the seasonal increases in the loan receivable due from Prints Plus partially offset by the proceeds from a redemption of the preferred security by Prints Plus in the first quarter of 2003 that was funded by a draw on the loan receivable.

Liquidity and Capital Resources

Cash flows from operations and cash and cash equivalents on hand represent the Company’s expected source of funds in fiscal year 2003 for planned capital expenditures of approximately $21.0 million, scheduled principal payments on long-term debt of $8.6 million, normal business operations and dividends to shareholders and potential share repurchases. With the exception of standby letters of credit used to support the Company’s self-insurance programs, the Company does not use off-balance sheet arrangements to finance business activities.

On June 3, 2003, the Company announced that its Board of Directors approved a 14% increase in the annual dividend rate paid on the Company’s common stock from $.56 per share to $.64 per share effective with the next regularly scheduled quarterly dividend. In addition, the Board authorized management to repurchase up to 5% of the Company’s common shares on the open market from time to time, depending on market conditions.

ACCOUNTING PRONOUNCEMENTS AND POLICIES

Recently Issued Accounting Standards

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities”. This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This standard is primarily effective for transactions occurring after June 30, 2003. In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement affects the accounting for certain obligations that a reporting entity can or must settle by issuing its own equity shares. It is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the Company’s third quarter of fiscal 2003. The Company does not expect the adoption of these standards to have a material effect on the Company’s financial position, results of operations or cash flows.

Significant Accounting Policies and Critical Estimates

The Company’s significant accounting policies are discussed in the Notes to the Consolidated Financial Statements that are included in the Company’s 2002 Annual Report on Form 10-K that is filed with the Securities and Exchange Commission. In most cases, the accounting policies utilized by the Company are the only ones permissible under U.S. Generally Accepted Accounting Principles for businesses in our industry. However, the application of certain of these policies requires significant judgments or a complex estimation process that can affect the results of operations and financial position of the Company, as well as the related footnote disclosures. The Company bases its estimates on historical experience and other assumptions that it believes are reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known. The accounting policies and estimates that can have a significant impact on the operating results, financial position and footnote disclosures of the Company are described in the Management Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2002 Annual Report on Form 10-K.

Cautionary Statement Regarding Forward-Looking Information

The statements contained in this report, and in particular in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995, and involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements, such as the Company’s outlook for portrait studios, future cash requirements, compliance with debt covenants, valuation allowances, and capital expenditures, are only predictions or expectations; actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to: customer demand for the Company’s products and services, the overall level of economic activity in the Company’s major markets, competitors’ actions, manufacturing interruptions, dependence on certain suppliers, changes in the Company’s relationship with Sears and the condition and strategic planning of Sears, fluctuations in operating results, the condition of Prints Plus Inc., the attractions and retention of qualified personnel and other risks as may be described in the Company’s filings with the Securities and Exchange Commission, including its Form 10-K for the year ended February 1, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign exchange rates. The Company’s debt obligations have primarily fixed interest rates; therefore, the Company’s exposure to changes in interest rates is minimal. The Company’s exposure to changes in foreign exchange rates relates to its Canadian and Mexican operations and are also minimal, as these operations constitute 7.0% of the Company’s total assets and 6.7% of the Company’s total sales.

Item 4. Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the “Act”) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period reported. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In the quarter ended July 19, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls. In addition, since the date of this evaluation to the filing date of this Quarterly Report, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held in St. Louis, Missouri on Thursday, June 5, 2003. The following items were voted on and the results are listed below.

1.	The following individuals were elected to the Company’s Board of Directors:

Name	Shares For	Shares Withheld
Edmond S. Abrain James R. Clifford Joanne S. Griffin Lee M. Liberman J. David Pierson Nicholas L.Reding Martin Sneider Virginia V. Weldon	7,137,971 7,137,945 7,138,113 7,137,198 7,111,820 7,137,164 7,137,242 7,138,029	56,560 56,586 56,418 57,333 82,711 57,367 57,289 56,502

2.	The Board of Directors’ appointment of KPMG, LLP to audit the Company’s financial statements for the 2003 fiscal year:

For	Against	Abstain
7,168,744	17,400	8,387

Item 6. Exhibits and Reports on Form 8-K

a.      Exhibits

         An Exhibit Index has been filed as part of this Report on Page E-1.

b.      Reports on Form 8-K.

On May 5, 2003, CPI Corp. filed an 8-K Current Report on the issuance of a press release dated May 5, 2003 announcing that it had extended the deadline for filing its Annual Report on Form 10-K for its fiscal year ended February 1, 2003.

On May 9, 2003, CPI Corp. filed an 8-K Current Report on the issuance of a press release dated May 8, 2003 announcing the declaration of a second quarter cash dividend.

On May 20, 2003, CPI Corp. filed an 8-K Current Report on the issuance of a press release dated May 16, 2003 announcing that it had filed amendments on prior year Form 10-K and Form 10-Q filings and that it had filed its Form 10-K for 2002.

On June 5, 2003, CPI Corp. filed an 8-K Current Report on the issuance of a press release dated June 3, 2003 announcing first quarter fiscal year 2003 results, a share repurchase authorization and a dividend increase.

CPI CORP.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI Corp. (Registrant)

By:	/s/ Gary W. Douglass
Gary W. Douglass Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Dated: August 27, 2003

By:	/s/ Kimberly A. LaBelle
Kimberly A. LaBelle Vice President, Corporate Controller (Principal Accounting Officer)

Dated: August 27, 2003

CPI CORP.

E-1
EXHIBIT INDEX

Exhibit No.
10.68 10.69 11.1 11.2 31.1 31.2 32.1 32.2	$15 Million Revolving Credit Agreement with Commerce Bank
Seventh Amendment to Sears License Agreement
Computation of Per Share Earnings - Diluted - for the 12 and 24 weeks ended July 19, 2003 and July 20, 2002.
Computation of Per Share Earnings - Basic - for the 12 and 24 weeks ended July 19, 2003 and July 20, 2002.
Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).