Form 10-Q
period 2003-11-08
CPI CORP
filed 2003-12-18
CIK 25354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE
QUARTERLY PERIOD ENDED NOVEMBER 8, 2003

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10204

CPI Corp.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	43-1256674 (I.R.S. Employer Identification No.)

1706 Washington Ave., St. Louis, Missouri (Address of principal executive offices)	63103 (Zip Code)

Registrant’s telephone number, including area code: (314) 231-1575

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

[ X ] Yes [    ] No

As of December 16, 2003, the Registrant had 8,058,956 common shares outstanding.

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

PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBIT INDEX

         Computation of Per Share Earnings (Loss)
         Section 302 Certification of Chief Executive Officer
         Section 302 Certification of Chief Financial Officer
         Section 906 Certification of Chief Executive Officer
Section 906 Certification of Chief Financial Officer

CPI CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
16 Weeks and 40 Weeks Ended November 8, 2003

Page
PART 1. FINANCIAL INFORMATION

         Item 1. Financial Statements

                      Interim Condensed Consolidated Balance Sheets
                      November 8, 2003 (Unaudited) and February 1, 2003

                      Interim Condensed Consolidated Statements of Operations (Unaudited)
                      16 and 40 Weeks Ended November 8, 2003 and November 9, 2002

                      Interim Condensed Consolidated Statement of Changes in Stockholders' Equity and
                      Comprehensive Income (Loss) (Unaudited)
                      40 Weeks Ended November 8, 2003

                      Interim Condensed Consolidated Statements of Cash Flows (Unaudited)
                      40 Weeks Ended November 8, 2003 and November 9, 2002

                      Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

         Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations

         Item 3. Quantitative and Qualitative Disclosures about Market Risk

         Item 4. Disclosure Controls and Procedures

PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K

Signatures

Exhibit Index	1 3 4 5 7 10 16 17 18 19 20

CPI CORP.
Interim Condensed Consolidated Balance Sheets — Assets

 PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

thousands	November 8, 2003 (Unaudited)	February 1, 2003
ASSETS
Current assets:
Cash and cash equivalents	$30,541	$57,922
Accounts receivable:
Due from licensor stores	15,181	7,888
Other	411	727
Inventories	15,172	11,767
Prepaid expenses and other current assets	9,035	6,499
Refundable income taxes	6,188	6,812
Deferred tax assets	4,822	4,907

Total current assets	81,350	96,522

Property and equipment:
Land	2,803	2,803
Building improvements	26,553	26,554
Leasehold improvements	7,926	6,589
Photographic, sales and manufacturing equipment	202,616	188,836

Total	239,898	224,782
Less accumulated depreciation and amortization	190,626	177,280

Property and equipment, net	49,272	47,502
Assets of business transferred under contractual arrangements:
Preferred Security	7,529	9,566
Loan receivable	5,441	475
Assets of supplemental retirement plan:
Cash surrender value of life insurance policies (net of borrowings
of $1,596 at November 8, 2003 and February 1, 2003)	11,248	10,161
Long-term investments held in Rabbi Trust	2,191	3,600
Other assets, net of amortization of $1,359 at
November 8, 2003 and February 1, 2003	13,063	11,464

TOTAL ASSETS	$170,094	$179,290

See accompanying notes.

CPI CORP.
Interim Condensed Consolidated Balance Sheets — Liabilities

	November 8, 2003
thousands, except share and per share data	(Unaudited)	February 1, 2003
LIABILITIES
Current liabilities:
Current maturities of long-term debt	$8,580	$8,580
Accounts payable	12,399	10,114
Accrued employment costs	12,387	13,019
Customer deposit liability	33,364	27,072
Sales taxes payable	2,458	2,681
Accrued advertising expenses	3,857	1,232
Accrued expenses and other liabilities	5,346	3,792

Total current liabilities	78,391	66,490

Long-term debt, less current maturities	25,578	34,116
Accrued pension obligations	9,646	9,646
Supplemental retirement plan obligations	5,970	6,188
Customer deposit liability	4,162	5,934
Other liabilities	2,204	2,733

Total liabilities	125,951	125,107

STOCKHOLDERS' EQUITY
Preferred stock,no par value. 1,000,000 shares authorized; no shares oustanding	--	--
Preferred stock, Series A, no par value, 200,000 shares authorized;
no shares outstanding	--	--
Common stock, $.40 par value. 50,000,000 shares authorized; 18,340,702 and
18,288,006 shares issued at November 8, 2003 and February 1, 2003, respectively	7,336	7,315
Additional paid in capital	51,968	51,211
Retained earnings	222,533	234,022
Accumulated other comprehensive loss	(9,106)	(10,703)

	272,731	281,845
Treasury stock, at cost, 10,292,503 and 10,238,303 shares at November 8, 2003 and at February 1, 2003, respectively	(228,577)	(227,642)
Unamortized deferred compensation- restricted stock	(11)	(20)

Total stockholders' equity	44,143	54,183

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$170,094	$179,290

See accompanying notes.

CPI CORP.
Interim Condensed Consolidated Statements of Operations
(Unaudited)

	16 Weeks Ended		40 Weeks Ended
	November 8,	November 9,	November 8,	November 9,
thousands, except share and per share data	2003	2002	2003	2002
Net sales	$81,573	$81,092	$198,918	$198,249
Cost and expenses:
Cost of sales (exclusive of depreciation and amortization
shown below)	10,201	10,676	26,229	27,414
Selling, general and administrative expenses	73,344	71,222	172,157	162,269
Depreciation and amortization	4,967	5,813	12,791	15,893
Other charges and impairments	480	4,816	480	4,816

	88,992	92,527	211,657	210,392

Loss from operations	(7,419)	(11,435)	(12,739)	(12,143)

Interest expense	808	1,024	2,293	2,793
Interest income	414	502	1,352	1,608
Other income, net	687	37	765	79

Loss from continuing operations before income taxes	(7,126)	(11,920)	(12,915)	(13,249)

Income tax benefit	2,749	4,653	4,983	5,180

Net loss from continuing operations	(4,377)	(7,267)	(7,932)	(8,069)
Net loss from discontinued operations, net of income tax
benefit of $149 and $97, respectively	--	(233)	--	(152)

NET LOSS	$(4,377)	$(7,500)	$(7,932)	$(8,221)

LOSS PER COMMON SHARE
Net loss per share from continuing operations - diluted	$(0.54)	$(0.90)	$(0.98)	$(1.00)
Net loss per share from discontinued operations - diluted	--	(0.03)	--	(0.02)

Net loss per share - diluted	$(0.54)	$(0.93)	$(0.98)	$(1.02)

Net loss per share from continuing operations - basic	$(0.54)	$(0.90)	$(0.98)	$(1.00)
Net loss per share from discontinued operations - basic	--	(0.03)	--	(0.02)

Net loss per share - basic	$(0.54)	$(0.93)	$(0.98)	$(1.02)

Dividends per share	$0.16	$0.14	$0.44	$0.42

Weighted average number of common and common equivalent
shares outstanding-diluted	8,071,830	8,044,203	8,089,226	8,038,874
Weighted average number of common and common equivalent
shares outstanding-basic	8,071,830	8,044,203	8,089,226	8,038,874

See accompanying notes.

CPI CORP.
Interim Condensed Consolidated Statement of Changes in Stockholders' Equity and
Comprehensive Income (Loss)
(Unaudited)

Forty weeks ended November 8, 2003
thousands, except share and per share data	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock, at cost	Deferred compensation- restricted stock	Total
Balance at February 1, 2003	$7,315	$51,211	$234,022	($10,703)	($227,642)	($20)	$54,183
Issuance of common stock to employee stock
plans and option exercises (52,696 shares)	21	757	--	--	--	--	778
Comprehensive income (loss):
Net loss	--	--	(7,932)	--	--	--
Foreign currency translation	--	--	--	1,597	--	--
Comprehensive loss	--	--	--	--	--	--	(6,335)
Dividends ($.44 per common share)	--	--	(3,557)	--	--	--	(3,557)
Purchase of treasury stock, at cost (54,200 shares)	--	--	--	--	(935)	--	(935)
Amortization of deferred compensation -
restricted stock	--	--	--	--	--	9	9

Balance at November 8, 2003	$7,336	$51,968	$222,533	($ 9,106)	($228,577)	($11)	$44,143

See accompanying notes.

CPI CORP.
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	40 Weeks Ended
thousands	November 8, 2003	November 9, 2002
Reconciliation of net loss to cash flows provided by
(used in) operating activities:

Net loss from continuing operations	$(7,932)	$(8,069)

Adjustments for items not requiring cash:
Depreciation and amortization	12,791	15,893
Loss on disposition of property, plant and equipment	112	445
Deferred income taxes	(1,824)	(3,333)
Customer deposit liability	3,881	7,631
Post-closing adjustment on preferred security	--	147
Accrued interest on preferred security	(463)	(652)
Impairment loss	--	4,436
Other	(750)	(3,386)

(Increase) decrease in current assets:
Receivables and inventories	(10,382)	(14,928)
Refundable income taxes	623	(2,182)
Prepaid expenses and other current assets	(1,641)	(2,374)

Increase in current liabilities:
Accounts payable, accrued expenses and
other liabilities	5,611	5,510

Cash flows provided by (used in) continuing operations	26	(862)
Cash flows used in discontinued operations	--	(152)

Cash flows provided by (used in) operating activities	$26	$(1,014)

See accompanying notes.

CPI CORP.
Interim Condensed Consolidated Statements of Cash Flows (...continued)
(Unaudited)

	40 Weeks Ended
thousands	November 8, 2003	November 9, 2002
Cash flows provided by (used in) operating activities	$26	$(1,014)

Cash flows provided by (used in) financing activities:
Repayment of long-term obligations	(8,580)	(8,580)
Proceeds from borrowings against cash surrender value of life insurance	--	1,595
Issuance of common stock to employee stock plans
and option exercises	778	1,324
Cash dividends	(3,557)	(3,372)
Purchase of treasury stock	(935)	--

Cash flows used in financing activities:	(12,294)	(9,033)

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(14,663)	(8,499)
Redemptions of Preferred Security	2,500	353
Changes in loan receivable:
Borrowings	(44,848)	(37,113)
Repayments	39,882	33,921
Purchase of investment securities in Rabbi Trust	(1,337)	(2,544)
Proceeds from sale of investment securities in Rabbi Trust	2,746	2,649

Cash flows used in investing activities	(15,720)	(11,233)

Effect of exchange rate changes on cash and cash equivalents	607	68

Net decrease in cash and cash equivalents	(27,381)	(21,212)

Cash and cash equivalents at beginning of period	57,922	46,555

Cash and cash equivalents at end of period	$30,541	$25,343

Supplemental cash flow information:
Interest paid	$1,621	$1,920

Income taxes paid	$404	$778

See accompanying notes.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND INTERIM CONDENSED CONSOLIDATED
                 FINANCIAL STATEMENTS

The Company operates 1,026 professional portrait studios as of November 8, 2003 throughout the United States, Canada and Puerto Rico under license agreements with Sears, Roebuck and Co. ("Sears"). On August 14, 2003, the Company announced the execution of an amendment to its agreement with Sears eliminating the existing exclusivity provision from that agreement. In return for the removal of the exclusivity provision, the Company, upon certain conditions, has agreed to provide Sears with certain contingent commission adjustments through 2008, the remaining term of the current agreement. (See Note 5 for further information.) The Company opened its first Mexican studio in Chihuahua, Mexico in late February 2003. That studio is located in City Club, a wholesale club launched by Soriana, owner of a leading Mexican chain of hypermarkets. Three more studios were opened in Mexico during the Company's second quarter. During the third quarter of 2003, the Company opened eight additional studios in Mexico, bringing the total operating studios to twelve as of November 8, 2003. Four studios are located in City Club locations and eight are in Soriana hypermarkets. In the first quarter of 2003, the Company also launched its mobile photography operations under the name Everyday Expressions® offering mobile photography services to childcare centers in four metropolitan markets. The Company currently offers mobile photography services to childcare centers, youth sports associations and events in twenty-seven markets throughout the United States. In addition, the Company operates searsphotos.com, an on-line photofinishing service as well as a vehicle for the Company's customers to archive, share portraits via email and order additional portraits and products.

The Interim Condensed Consolidated Balance Sheets as of November 8, 2003, the related Interim Condensed Consolidated Statements of Operations for the 16 and 40 weeks ended November 8, 2003 and November 9, 2002, the Interim Condensed Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income (Loss) for the 40 weeks ended November 8, 2003 and the Interim Condensed Consolidated Statements of Cash Flows for the 40 weeks ended November 8, 2003 and November 9, 2002, are unaudited. The interim condensed consolidated financial statements reflect all adjustments, (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the CPI Corp. 2002 Annual Report on Form 10-K for its fiscal year ended February 1, 2003. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Certain reclassifications have been made to the 2002 financial statements to conform with the current year presentation.

NOTE 2 — CONTINGENCIES

Contingent Lease Obligations

In July 2001, the Company announced the completion of the sale of its Prints Plus Wall Decor segment ("Prints Plus"), which included the ongoing guarantee of certain operating real estate leases of Prints Plus. As of November 8, 2003, the maximum future obligation to the Company under these guarantees is $11.0 million before any negotiation with landlords or subleasing. Based on scheduled lease payments, the maximum future obligations will decrease an additional $909,000 by the end of fiscal 2003, then by $5.0 million in 2004 and approximately $5.1 million over the next three years. To recognize the risk associated with these leases, a $1.0 million reserve was established in 2001. The $1.0 million reserve was established assuming an average of seventy-five days of lease payments for each of the fifty-six leases then guaranteed by the Company. The seventy-five day estimate was based upon the Company's historical experiences in settling lease obligations resulting from early terminations of leases, taking into account the nature of prime mall space represented by the guaranteed leases. The Company has recognized no losses to date related to their obligations under these guarantees. At November 8, 2003, the Company had made no further allowances for defaults under these operating leases as, in the opinion of management, Prints Plus is meeting the performance standards established under the operating leases.

Prints Plus Financial Covenants

In conjunction with the above-mentioned transaction, the Company received an $11.0 million Preferred Security ("Preferred Security") and provided Prints Plus with a $6.4 million revolving credit facility. The agreements governing both instruments contain certain operating and financial covenants. During the third quarter of 2003, Prints Plus failed to achieve the minimum EBITDA covenant included in the revolving credit facility, as amended, requiring Prints Plus to maintain EBITDA for any consecutive four quarters of not less than $3.0 million. As of November 8, 2003, the Company provided Prints Plus with a waiver on the violation of this covenant.

Based on Prints Plus revised operating forecast for its fiscal year ending July 24, 2004, we expect them to continue to fail to achieve the minimum EBITDA covenant referred to above as well as the fixed charge ratio covenant throughout the remainder of their fiscal year. To address this, the Company has provided Prints Plus with a prospective waiver of the minimum EBITDA and fixed charge ratio covenants through July 24, 2004 as long as they meet or exceed the projected operating results in their revised operating forecast. The achievement of the revised operating forecast should result in Prints Plus being able to continue to meet its obligations, including those to the Company, as they come due. Through the current date, Prints Plus operating performance for its current fiscal year has exceeded its revised operating projections.

In assessing the recoverability of its recorded investment in the Preferred Security and the revolving credit facility, the Company reviews whether events or changes in circumstances indicate that the carrying value of the preferred security and the amount advanced under the revolving line of credit may not be recoverable. This review includes an analysis of the current operating performance of Prints Plus, including the amounts of free cash flow being generated providing for interest and debt service as well as their compliance with all the performance standards included within the covenants of the Preferred Security and revolving line of credit. Based on this review, no valuation allowance is deemed necessary at November 8, 2003.

Income Tax Receivable

Included in Other Assets in the accompanying consolidated balance sheets is a $2.3 million receivable representing refund claims related to amended Federal income tax returns filed by the Company for earlier tax years. In early April 2003, the Company received a written denial of the refund claims from the Internal Revenue Service. After consultation with tax counsel, the Company continues to believe in the merits of its claims and intends to pursue additional remedies, including, if necessary, litigating the matter in court, in order to collect the amount of the recorded claims. The amount is classified as noncurrent as it is not likely that the matter will be resolved within one year of the date of the current balance sheet.

Standby Letters of Credit

As of November 8, 2003, the Company had outstanding standby letters of credit in the principal amount of $7.4 million primarily used in conjunction with the Company's self insurance programs.

Litigation

The Company is a defendant in various lawsuits arising in the ordinary course of business. It is the opinion of management that the ultimate liability, if any, resulting from such lawsuits will not materially affect the consolidated financial position or results of operations of the Company.

NOTE 3 — RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This standard is primarily effective for transactions occurring after June 30, 2003. In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement affects the accounting for certain obligations that a reporting entity can or must settle by issuing its own equity shares. It is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the Company's third quarter of fiscal 2003. The adoption of these standards did not have a material effect on the Company's financial position, results of operations or cash flows.

NOTE 4 — STOCKHOLDERS’ EQUITY

Dividend Payments

On June 3, 2003, the Company announced that its Board of Directors approved a 14% increase in the annual dividend rate paid on the Company's common stock from $.56 per share to $.64 per share effective with the third quarter 2003 dividend payment.

Share Repurchase Program

On June 3, 2003, the Board of Directors authorized the Company to repurchase up to 5% of its common shares on the open market from time to time, depending on market conditions. During the third quarter 2003, the Company repurchased 54,200 shares at an average cost of $17.26 per share.

Voluntary Stock Option Plan

On August 14, 2003, the Board of Directors terminated the Company's Voluntary Stock Option Plan. The plan termination includes provisions for the retirement and cancellation of all options authorized under the plan, not previously awarded. The plan originated in 1993 and options were granted under the plan in 1993 and in 1994. As of February 1, 2003, all previously awarded voluntary options had been exercised, had expired or had been cancelled.

NOTE 5 — AMENDED SEARS AGREEMENT

On August 14, 2003, the Company announced the execution of an amendment to its agreement with Sears eliminating the existing exclusivity provision from that agreement. In return for the removal of the exclusivity provision, the Company, upon certain conditions, has agreed to provide Sears with certain commission adjustments (the "Contingent Payments") through 2008, the remaining term of the current agreement.

The Contingent Payments are triggered only if the Company operates more than twenty-four non-Sears portrait studios and the rate of growth in total contractual commissions paid to Sears by the Company under the pre-existing agreement does not exceed Sears' same-store revenue growth rate by specified percentages, up to a maximum of 2%. If both of the above mentioned conditions occur, the Contingent Payments are determined by a formula included in the amendment to the agreement, however, in no event shall such payments exceed $2.5 million annually or $7.5 million cumulatively over the remaining five-year term of the agreement.

NOTE 6 — KNIGHTSPOINT GROUP CONSENT SOLICITATION

On November 6, 2003, Knightspoint Partners I, L.P. and other entities participating with them ("Knightspoint Group") filed with the SEC preliminary consent materials relating to the Knightspoint Group's commencement of a solicitation of the Company's stockholders. The purpose of the solicitation is to, among other things, remove seven of the nine members of the Company's Board of Directors, decrease the size of the Board to eight directors and elect six Knightspoint Group nominees to the Board. On November 24 and December 10, 2003, the Knightspoint Group filed with the SEC amended preliminary consent solicitation materials.

On November 26, 2003, CPI Corp. filed with the SEC preliminary proxy materials relating to the Board of Directors' opposition to the Knightspoint Group's consent solicitation. CPI's materials stated that its Board of Directors unanimously opposes the Knightspoint Group's consent solicitation and recommends that its stockholders not provide their consent to the Knightspoint Group's proposals, and should revoke any such consents that might have been given. On December 12, 2003, the Company filed with the SEC amended preliminary proxy materials relating to the Board of Directors' opposition to the Knightspoint Group's consent solicitation.

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

GENERAL

CPI Corp.'s ("CPI" or the "Company") fiscal year ends the first Saturday of February. Accordingly, fiscal year 2002 ended February 1, 2003 and consisted of 52 weeks. The third fiscal quarters of 2003 and 2002, both of which consisted of sixteen weeks, and the first three quarters of 2003 and 2002, both of which consisted of forty weeks, ended November 8, 2003 and November 9, 2002, respectively. Throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations," reference to 2002 will mean the fiscal year ended February 1, 2003 and reference to third quarter 2003 and third quarter 2002 or first three quarters of 2003 and first three quarters of 2002 will mean the third fiscal quarter or first three quarters of 2003 and 2002, respectively.

The Company operates 1,026 professional portrait studios as of November 8, 2003 throughout the United States, Canada and Puerto Rico under license agreements with Sears, Roebuck and Co. ("Sears"). On August 14, 2003, the Company announced the execution of an amendment to its agreement with Sears eliminating the existing exclusivity provision from that agreement. As more fully described in Note 5 to the interim condensed consolidated financial statements, in return for the removal of the exclusivity provision, the Company, upon certain conditions, has agreed to provide Sears with certain contingent commission adjustments through 2008, the remaining term of the current agreement. The Company opened its first Mexican studio in Chihuahua, Mexico in late February 2003. That studio is located in City Club, a wholesale club launched by Soriana, owner of a leading Mexican chain of hypermarkets. Three more studios were opened in Mexico during the Company's second quarter. During the third quarter of 2003, the Company opened eight additional studios in Mexico, bringing the total operating studios to twelve as of November 8, 2003. Four studios are located in City Club locations and eight are in Soriana hypermarkets. The Company currently plans to have seventeen fully operational studios by the end of its fiscal year. In the first quarter of 2003, the Company also launched its mobile photography operations under the name Everyday Expressions® offering mobile photography services to childcare centers in four metropolitan markets. The Company currently offers mobile photography services to childcare centers, youth sports associations and events in twenty-seven markets throughout the United States. In addition, the Company operates searsphotos.com, an on-line photofinishing service as well as a vehicle for the Company's customers to archive, share portraits via email and order additional portraits and other products.

On November 6, 2003, Knightspoint Partners I, L.P. and other entities participating with them ("Knightspoint Group") filed with the SEC preliminary consent materials relating to the Knightspoint Group's commencement of a solicitation of the Company's stockholders. The purpose of the solicitation is to, among other things, remove seven of the nine members of the Company's Board of Directors, decrease the size of the Board to eight directors and elect six Knightspoint Group nominees to the Board. On November 24 and December 10, 2003, the Knightspoint Group filed with the SEC amended the preliminary consent solicitation materials.

On November 26, 2003, CPI Corp. filed with the SEC preliminary proxy materials relating to the Board of Directors' opposition to the Knightspoint Group's consent solicitation. CPI's materials stated that its Board of Directors unanimously opposes the Knightspoint Group's consent solicitation and recommends that its stockholders not provide their consent to the Knightspoint Group's proposals, and should revoke any such consents that might have been given. On December 12, 2003, the Company filed with the SEC amended preliminary proxy materials relating to the Board of Directors' opposition to the Knightspoint Group's consent solicitation.

RESULTS OF OPERATIONS

The following table sets forth certain operating information for each period and should be viewed in conjunction with the consolidated financial statements and notes included in Item 1 of this Form 10-Q.

	16 Weeks Ended			40 Weeks Ended
	November 8, 2003	November 9, 2002	Change Increase (Decrease)	November 8, 2003	November 9, 2002	Change Increase (Decrease)
Studio sittings:
Custom	836,019	791,338	5.6%	1,940,098	1,937,084	0.2%
Package	446,489	535,331	-16.6%	1,135,143	1,332,874	-14.8%

	1,282,508	1,326,669	-3.3%	3,075,241	3,269,958	-6.0%

Studio average sales per customer sitting:
Custom	$ 72.20	$ 71.42	1.1%	$ 75.20	$ 70.67	6.4%
Package	$ 44.70	$ 45.44	-1.6%	$ 44.87	$ 45.66	-1.7%
Overall	$ 62.63	$ 60.94	2.8%	$ 64.00	$ 60.47	5.8%

16 weeks ended November 8, 2003 compared to 16 weeks ended November 9, 2002

Net sales were $81.6 million in the third quarter of 2003 compared with $81.1 million in the third quarter of 2002.

During the third quarter of 2003, sittings were 1,283,000, a decrease of approximately 3% from the 1,327,000 sittings generated in 2002. The rate of decline in sittings slowed compared to the percentage declines experienced earlier in the year. The decrease is primarily attributable to the continuing impact of competitive pressures, including increases in the number of competitors' locations. The average sale per customer sitting in the third quarter of 2003 was $62.63 or approximately 3% higher than the $60.94 realized in the third quarter of 2002. The increase in average sales per customer sitting resulted from:

o	The continuing strong sales performance related to the Company’s March 2003 domestic-wide rollout of digitally enhanced products referred to as Portrait Creations ®.
o	The Company’s continuing success in converting more of its customers to the higher value custom offer.

Costs and expenses were $89.0 million for the 16 weeks ended November 8, 2003, a decrease of $3.5 million from the $92.5 million reported for the comparable prior year period.

Losses from operations for the third quarter of 2003 were $7.4 million compared to an $11.4 million loss recorded in the comparable quarter of the prior year. These losses included other charges and impairments of $480,000 in 2003 related to professional services costs incurred in conjunction with the filing of Form 13-D and subsequent proxy consent solicitation materials by a small group of minority shareholders and $4.8 million in 2002 related to impairment charges and an executive retirement. Losses from operations were also impacted by a $2.1 million increase in selling, general and administrative expenses only partially offset by the $481,000 increase in reported sales, a $475,000 decline in cost of sales and a $846,000 decline in depreciation expense. The increase in selling, general and administrative expenses was attributable to $3.3 million of costs, in advance of increased levels of sales expected in the Company's fourth quarter, associated with the Company's new ventures, its Mexican studio operations and mobile photography. Exclusive of these new venture costs, Sears Portrait Studios and corporate selling, general and administrative expenses actually declined $1.2 million. The principal reasons for the decline were decreased advertising costs of $2.7 million, partially offset by $1.4 million of increased costs related to travel, telephone, freight and pensions. The decrease in advertising expense was principally attributable to the elimination of previously planned television advertising and was a planned response to bring total advertising expense as a percentage of sales back into line with a lower level of sales than originally planned. The decrease in cost of sales is primarily attributable to the receipt of more favorable terms on a major supply contract. The decrease in depreciation expense continues a recent trend that resulted from certain assets becoming fully depreciated in the second quarter of 2002.

Interest expense decreased $216,000 for the third quarter of 2003 to $808,000 from $1.0 million recorded in the third quarter of 2002. The reduction in interest expense is primarily a result of a scheduled principal payment made in June 2003 to reduce the outstanding balance of the Senior Notes. The principal due on these notes at the end of the third quarter was $34.2 million down from $42.7 million at the end of the third quarter of 2002.

Interest income was $414,000 in the third quarter of 2003, as compared to $502,000 recorded in the third quarter of 2002. The decrease in interest income is principally due to the impact of declining interest rates during the third quarter of 2003.

Income tax benefit as a percentage of income before taxes was 38.6% for the third quarter of 2003 and 39.0% for the comparable period in 2002.

40 weeks ended November 8, 2003 compared to 40 weeks ended November 9, 2002

Net sales were $198.9 million in the first three quarters of 2003 compared with $198.2 million in the first three quarters of 2002.

Total net sales for the first three quarters of 2003 were $198.9 million, an increase of $669,000 from the $198.2 million recorded in 2002, as an approximate 6% increase in average sales per customer sitting from $60.47 to $64.00 offset an approximate 6% decrease in sittings from 3,270,000 to 3,075,000. The decrease in sittings is primarily attributable to continuing impact of competitive pressures, including increases in the number of competitiors' locations. The increase in average sales per customer sitting resulted from :

o	The continuing strong sales performance related to the Company’s March 2003 domestic-wide rollout of digitally enhanced products referred to as Portrait Creations ®.
o	The Company’s continuing success in converting more of its customers to the higher value custom offer.

Costs and expenses were $211.7 million for the 40 weeks ended November 8, 2003, an increase of $1.3 million from the $210.4 million reported for the comparable prior year period.

Losses from operations for the first three quarters of 2003 were $12.7 million compared to a $12.1 million loss in the comparable first three quarters of the prior year. The loss from operations in the first three quarters of 2003 included $480,000 of other charges and impairments related to professional services costs incurred in conjunction with the filing of Form 13-D and subsequent proxy consent solicitation materials by a small group of minority shareholders. Operating results in the comparable prior year period were significantly impacted by the $4.8 million in other charges and impairments primarily related to the write-off or write-down of certain previously capitalized technology development costs. In addition to the change in other charges and impairments, losses from operations during the first three quarters in 2003 were impacted by a $9.9 million increase in selling, general and administrative expenses only partially offset by a $669,000 increase in net sales, a $1.2 million decrease in cost of sales and a $3.1 million decrease in depreciation expense.

The increase in selling, general and administrative expenses was primarily attributable to increases in studio employment costs of $2.3 million, as well as $5.1 million in costs associated with the commencement of the mobile photography and Mexican studio operations. The increase in studio employment expenses was largely attributable to annual wage rate increases and increased hours to support the studio-wide rollout of digitally enhanced products in the first quarter of 2003. An additional $2.5 million related to various increases in other selling, general and administrative expenses including studio supplies, travel and meeting expense, pension expense and administrative salaries, offset by decreases in collection expense and advertising costs. The decrease in cost of sales primarily resulted from reduced sitting levels and the reduced consumption of photographic paper as a result of the Company's second quarter 2002 decision to begin selling the proof sheets previously provided free of charge as part of the custom offer. In addition, during the third quarter of 2003, the Company received more favorable terms on a major supply contract. These savings were partially ofsett by increased costs associated with producing the new digitally enhanced product referred to as Portrait Creations®.

Interest expense decreased $500,000 for the first three quarters of 2003 to $2.3 million from $2.8 million recorded in the first three quarters of 2002. The reduction in interest expense is primarily a result of a scheduled principal payment made in June 2003 to reduce the outstanding balance of the Senior Notes. The principal due on these notes at the end of the first three quarters was $34.2 million down from $42.7 million at the end of the first three quarters of 2002.

Interest income was $1.4 million in the first three quarters of 2003, as compared to $1.6 million recorded in the first three quarters of 2002. The decrease in interest income is principally due to declining interest rates during the first three quarters of 2003.

Income tax benefit as a percentage of income before taxes was 38.6% for 2003 and 39.1% for the comparable period in 2002.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Analysis of Financial Condition

As of November 8, 2003, the Company’s current assets exceeded current liabilities by $3.0 million.

Net cash provided by operating activities in the first three quarters of 2003 increased $1.0 million to $26,000 from $1.0 million used in operating activities in the first three quarters of 2002.

Net cash used in financing activities increased $3.3 million to $12.3 million in the first three quarters of 2003 as compared to $9.0 million in the first three quarters of 2002. The increase resulted from the reduced issuance of common stock to employee stock plans of $546,000 and the purchase of treasury stock of $935,000 in the first three quarters of 2003. The first three quarters of 2002 also reflected $1.6 million in proceeds from borrowings against cash surrender value of life insurance with no corresponding proceeds in 2003.

Net cash used in investing activities totaled $15.7 million in the first three quarters of 2003 compared to $11.2 million in the first three quarters of 2002. The $4.5 million increase was due principally to higher capital expenditures and an increase in the loan receivable due from Prints Plus partially offset by the proceeds from a redemption of the preferred security by Prints Plus in the first quarter of 2003 that was funded by a draw on the loan receivable.

Liquidity and Capital Resources

Cash flows from operations and cash and cash equivalents on hand represent the Company's expected source of funds in fiscal year 2003 for planned capital expenditures of approximately $17.0 million, scheduled principal payments on long-term debt of $8.6 million, normal business operations and dividends to shareholders and potential share repurchases. With the exception of standby letters of credit used to support the Company's self-insurance programs, the Company does not use off-balance sheet arrangements to finance business activities.

On June 3, 2003, the Company announced that its Board of Directors approved a 14% increase in the annual dividend rate paid on the Company's common stock from $.56 per share to $.64 per share effective with its third quarter dividend. In addition, the Board authorized management to repurchase up to 5% of the Company's common shares on the open market from time to time, depending on market conditions.

ACCOUNTING PRONOUNCEMENTS AND POLICIES

Recently Issued Accounting Standards

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This standard is primarily effective for transactions occurring after June 30, 2003. In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement affects the accounting for certain obligations that a reporting entity can or must settle by issuing its own equity shares. It is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the Company's third quarter of fiscal 2003. The adoption of these standards did not have a material effect on the Company's financial position, results of operations or cash flows.

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

Cautionary Statement Regarding Forward-Looking Information

The statements contained in this report, and in particular in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements, such as the Company's outlook for portrait studios, future cash requirements, compliance with debt covenants, valuation allowances, and capital expenditures, are only predictions or expectations; actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to: customer demand for the Company's products and services, the overall level of economic activity in the Company's major markets, competitors' actions, manufacturing interruptions, dependence on certain suppliers, changes in the Company's relationship with Sears and the condition and strategic planning of Sears, fluctuations in operating results, the condition of Prints Plus Inc., the attraction and retention of qualified personnel and other risks as may be described in the Company's filings with the Securities and Exchange Commission, including its Form 10-K for the year ended February 1, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign exchange rates. The Company's debt obligations have primarily fixed interest rates; therefore, the Company's exposure to changes in interest rates is minimal. The Company's exposure to changes in foreign exchange rates relates to its Canadian and Mexican operations and is also minimal, as these operations constitute 11.5% of the Company's total assets at November 8, 2003 and 7.5% and 7.0% of the Company's total sales for the sixteen weeks and forty weeks then ended, respectively.

Item 4. Disclosure Controls and Procedures

An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act") was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period reported. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

In the quarter ended November 8, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls. In addition, since the date of this evaluation to the filing date of this Quarterly Report, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a.      Exhibits

         An Exhibit Index has been filed as part of this Report on Page E-1.

b.      Reports on Form 8-K.

On August 8, 2003, CPI Corp. filed an 8-K Current Report on the issuance of a press release dated August 4, 2003 announcing the declaration of a third quarter cash dividend.

On August 15, 2003, CPI Corp. filed an 8-K Current Report on the issuance of a press release dated August 14, 2003 announcing second quarter FY 2003 results.

CPI CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI Corp. (Registrant)

By:	/s/ Gary W. Douglass
Gary W. Douglass Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Dated: December 18, 2003

By:	/s/ Kimberly A. LaBelle
Kimberly A. LaBelle Vice President, Corporate Controller (Principal Accounting Officer)

Dated: December 18, 2003

CPI CORP.

E-1
EXHIBIT INDEX

Exhibit No.
10.70 11.1 11.2 31.1 31.2 32.1 32.2	Eighth Amendment to Sears License Agreement
Computation of Per Share Earnings - Diluted - for the 16 and 40 weeks ended November 8, 2003 and November 9, 2002.
Computation of Per Share Earnings - Basic - for the 16 and 40 weeks ended November 8, 2003 and November 9, 2002.
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