Form 10-K
period 2004-02-07
CPI CORP
filed 2004-04-22
CIK 25354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE
FISCAL YEAR ENDED FEBRUARY 7, 2004

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10204

CPI Corp.
(Exact name of registrant as specified in its charter)

Delaware	43-1256674
(State of Incorporation)	(I.R.S. Employer Identification No.)

1706 Washington Ave., St. Louis, Missouri	63103
(Address of principal executive offices)	(Zip Code)
314/231-1575 (Registrant’s telephone number, including area code: ) Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange
on which Registered
Common Stock $.40 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant [1] has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and [2] has been subject to such filing requirements for the past 90 days.

|X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

|X| Yes |_| No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the New York Stock Exchange on April 16, 2004, of $18.00 was $141,969,402.

The number of shares outstanding of each of the registrant’s classes of Common Stock, as of April 16, 2004 was: Common Stock, par value $.40 – 8,108,897

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement relating to the Annual Meeting Of Shareholders to be held July 22, 2004 are incorporated by reference into Part III of this Report.

(THIS PAGE LEFT INTENTIONALLY BLANK) Page 2

TABLE OF CONTENTS

PART I

Item 1	Business	4
Item 2	Properties	10
Item 3	Legal Proceedings	11
Item 4	Results of Votes of Security Holders	11

PART II

Item 5	Market for Registrant’s Common Stock and
	Related Stockholder Matters	14
Item 6	Selected Consolidated Financial Data	16
Item 7	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	20
Item 7A	Quantitative and Qualitative Disclosures About
	Market Risk	36
Item 8	Financial Statements and Supplementary Data	37
Item 9	Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosures	74
Item 9A	Controls and Procedures	74

PART III

Item 10	Directors, Executive Officers, Promoters and
	Control Persons of the Registrant	75
Item 11	Executive Compensation	75
Item 12	Security Ownership of Certain Beneficial Owners
	and Management	75
Item 13	Certain Relationships and Related Transactions	75
Item 14	Principal Accounting Fees and Services	75

PART IV

Item 15	Exhibits, Financial Statement Schedules and
	Reports on Form 8-K	76
	Signatures	85
Page 3

THE STATEMENTS CONTAINED IN THIS REPORT, AND IN PARTICULAR IN THE “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” SECTION THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION ACT OF 1995, AND INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, SUCH AS THE COMPANY’S OUTLOOK FOR PORTRAIT STUDIOS, FUTURE CASH REQUIREMENTS, COMPLIANCE WITH DEBT COVENANTS, VALUATION ALLOWANCES, AND CAPITAL EXPENDITURES, ARE ONLY PREDICTIONS OR EXPECTATIONS; ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY AS A RESULT OF RISKS FACING THE COMPANY. SUCH RISKS INCLUDE, BUT ARE NOT LIMITED TO: CUSTOMER DEMAND FOR THE COMPANY’S PRODUCTS AND SERVICES, THE OVERALL LEVEL OF ECONOMIC ACTIVITY IN THE COMPANY’S MAJOR MARKETS, COMPETITORS’ ACTIONS, MANUFACTURING INTERRUPTIONS, DEPENDENCE ON CERTAIN SUPPLIERS, CHANGES IN THE COMPANY’S RELATIONSHIP WITH SEARS AND THE CONDITION AND STRATEGIC PLANNING OF SEARS, FLUCTUATIONS IN OPERATING RESULTS, THE ATTRACTION AND RETENTION OF QUALIFIED PERSONNEL AND OTHER RISKS AS MAY BE DESCRIBED IN THE COMPANY’S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THIS FORM 10-K FOR THE YEAR ENDED FEBRUARY 7, 2004.

PART I

Item 1. Business

An Overview of the Company

CPI Corp. (“CPI”, the “Company” or “we”), a Delaware corporation formed in 1982, is a long-standing leader in the professional portrait photography of young children and families. From the single studio opened by its predecessor company in 1942, we have grown to 1,018 studios throughout the United States, Canada and Puerto Rico under license agreements with Sears, Roebuck and Co. (“Sears”). Our position in the top tier of the estimated $1.2 billion pre-school photography market is based on our revenues, which exceeded $301 million in fiscal year 2003, when our photographers captured approximately 4.6 million sittings. Management has determined that the Company operates in one segment offering similar products and services in all locations.

We have provided professional portrait photography for Sears customers since 1959 and have been the exclusive Sears portrait studio operator since 1986. Studios are located in all fifty states, Canada and Puerto Rico. Operations in the United States and Puerto Rico are conducted through the Company’s subsidiaries, Consumer Programs Incorporated and CPI Images, LLC, and a partnership, Texas Portraits, L.P. (owned by Consumer Programs Incorporated and another subsidiary, Consumer Programs Partner, Inc.), pursuant to a license agreement with Sears. Approximately $72.3 million of long-lived assets are used in our domestic operations as of February 7, 2004.

In Canada, we operate 119 Sears Portrait Studios through CPI Corp., which was originally organized under the laws of Ontario and which we reorganized under Nova Scotia law at the end of fiscal 2002. With 2003 sales of $22.1 million generated from 448,000 sittings, Canadian studios accounted for 7.3% of our revenues and 9.6% of annual sittings. Long-lived assets employed in the Company’s Canadian operations at February 7, 2004 amounted to $1.7 million.

In late February 2003, we launched our Mexican portrait studio business. CPI Portrait Studios de Mexico, S. de R. L. de C. V., a limited liability company owned by Consumer Programs Incorporated and Consumer Programs Partner, Inc., was established to operate the Company’s studios in Mexico. As of February 7, 2004, our Mexican operations consisted of 18 portrait studios which generated $731,000 from 18,000 sittings during 2003. Long-lived assets employed in the Company’s Mexican operations at February 7, 2004 amounted to $1.3 million.

During the first quarter of 2003, we also launched our mobile photography operations through CPI Images, LLC, doing business as Everyday Expressions™, which currently offers mobile photography services to childcare centers, youth sports associations and events in 26 markets throughout the United States. Our mobile photography division generated $1.9 million in revenues during 2003 from 53,000 sittings.

We sold our wall décor business, operated by Prints Plus, Inc., to that company’s management in July 2001. In 2002, we continued our efforts to focus on maximizing the potential of our core photography business by eliminating our technology development segment, which was launched in 2001. Operating through a subsidiary, Centrics Technology, Inc., the segment offered software development and systems consulting for third parties, in addition to continuing the software development historically performed for the Sears Portrait Studios. Near the end of 2002, we reintegrated the portion of the segment dedicated to software development for the portrait studios with our corporate information technology function and discontinued the sale of consulting and software development to third parties. Further financial information on continuing and discontinued operations of the Company appears in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Part II, Item 8. “Financial Statements and Supplementary Data”.

In addition, during 2002 we integrated searsphotos.com, the online photofinishing service previously operated through the technology development segment, with the studio operations. Our searsphotos.com team is also engaged in developing other on-line products and services for portrait studio customers and it supports the vehicle for sharing portraits via email and ordering additional portraits and products. Information about our portrait studios and special offers are available through the www.searsportraits.com website. In 2003, revenues from on-line sales and services were approximately $2.5 million.

The Company’s Products and Services

We offer Sears Portrait Studio customers a wide range of choices. They may select a “package” sitting or a “custom” sitting. The package sitting includes a fixed number of portraits, all of the same pose, for a fixed, relatively low price and a sitting fee of $9.99 per person in the portrait. Package customers may purchase additional portrait sheets at an additional cost. Mothers of very young children who need a lot of portraits often prefer this kind of offer. A custom sitting offers portraits by the sheet, a variety of poses and backgrounds, and an unlimited number of people in the portrait for a session fee of $14.99. Families with two or more children or those who want a mix of group and individual poses frequently prefer this offer. Customers who enroll in the Company’s Smile Savers Plan® for a one-time fee of $29.99 pay no sitting or session fees for two years. We designed this plan to promote loyalty and encourage frequent return visits.

After the customer selects a package or custom session and their preferred backgrounds, the photographer captures images of multiple poses. Our Portrait Preview System allows customers to view each image as it is captured and accept or reject each pose while they are still in the camera room. After the image capture portion of the portrait session is completed, the images are transferred to a monitor at a sales table where customers can view each image and order portraits in the sizes they need, as well as other products, such as greeting cards. At the sales table, a studio associate reviews the images captured with the customer and describes product options, such as digitally enhanced products (black and white, sepia, color accents, etc.) and digital collages featuring multiple poses and a customized message. Customers may take the portrait collage home when they leave the studio on the day of the sitting. They may also purchase a full color proof sheet to take home as soon as the sitting is completed. Other products available from the studio are portraits on disk, passport photos and accessories such as frames and photo albums.

The customer’s order is transmitted electronically to one of our processing facilities in St. Louis, Missouri; Thomaston, Connecticut or Brampton, Ontario, Canada and the film is then shipped to the applicable processing facility. At the end of fiscal 2002, the Company closed a fourth processing facility located in Las Vegas, Nevada, following a comprehensive review that identified excess manufacturing capacity. We complete the customer’s orders to their specifications and return them to the studio for pick-up approximately 2 1/2 weeks after the order.

Our Mexican studio operations also offer customers the choice of a “package” or a “custom” sitting. The same products and services offered to our Sears Portrait Studios customers are offered to our Mexican patrons. Everyday Expressions™ customers may choose from a variety of “package” sittings as well as adding additional portrait sheets to their order at an additional cost per sheet. Everyday Expressions™customers’ images are also uploaded to our website, everydayexpressions.com, where friends and family can also view and order portraits. Personalized keepsakes and gifts, such as photo t-shirts, mugs, mouse pads, magnets, etc. are also available to purchase on-line. As of February 7, 2004, in approximately 630 studios, we can upload images captured in a Sears Portrait Studio session to our searsphotos.com website. With a code and individualized passwords, our customers can view the images from home and share them via email with friends and family. Any recipient of the on-line images may place orders for additional portraits from home, as well as other portrait related gifts such as personalized t-shirts, mugs, mouse pads and more.

The Company’s Relationship with Sears

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

As a Sears licensee, we enjoy the benefits of using the Sears name, access to prime retail locations, Sears’ daily cashiering and bookkeeping system, store security services and Sears’ assumption of credit card fees and credit and check authorization risks. Our customers have the convenience of using their Sears credit cards to purchase our products or services.

As of February 7, 2004, the Company operated 854 studios in full-line Sears stores in the United States under a license agreement that runs through December 31, 2008. Under this agreement, we pay Sears a license fee of 15% of total annual net sales for studios located in Sears stores. The agreement defines net sales as gross sales less customer returns, allowances and sales taxes. We provide all studio furniture, equipment, fixtures, leasehold improvements and advertising, and we are responsible for hiring, training and compensating our employees. We have agreed to indemnify Sears against claims arising from our operation of Sears Portrait Studios.

On August 14, 2003, the Company announced the execution of an amendment to its agreement with Sears eliminating the then existing exclusivity provision from that agreement which effectively precluded us from providing other non-Sears portrait studios photography services in the United States. In return for the removal of the exclusivity provision, the Company, upon certain conditions, has agreed to provide Sears with certain commission adjustments (the “Contingent Payments”) through 2008, the remaining term of the current agreement. The Contingent Payments are triggered only if the Company operates more than 24 domestic non-Sears portrait studios and the rate of growth in total contractual commissions paid to Sears by the Company under the pre-existing agreement does not exceed Sears’ same-store revenue growth rate by specified percentages, up to a maximum of 2%. If both of the above mentioned conditions occur, the Contingent Payments are determined by a formula included in the amendment to the agreement, however, in no event shall such payments exceed $2.5 million annually or $7.5 million cumulatively over the remaining five-year term of the agreement. No domestic non-Sears portrait studios were opened in 2003 and thus no contingent payments were made.

As of February 7, 2004, we operated 45 freestanding studios in the United States under the Sears name in locations not within a Sears store. The Company pays Sears a license fee of 7.5% of total annual net sales per studio in these locations. We pay rent and utilities at each of these locations and provide all studio furniture, equipment, fixtures, leasehold improvements and advertising. We are also responsible for hiring, training and compensating our employees. These studios benefit from the use of the Sears name and Sears’ payment for credit card fees and check clearance systems.

All 119 Canadian studios operate under a license agreement with Sears Canada, Inc., a subsidiary of Sears. Until January 1, 2003, an agreement negotiated in 1977 renewed automatically on a year-to-year basis but was terminable by either party on 60 days’ notice. As of January 1, 2003, a three-year agreement governs our Canadian studio operations. The license fee under the former agreement was 15% of total annual net sales through December 31,

2002. For 2003, the license fee is the greater of $4.4 million or 13% of the first $30 million in Canadian dollars of annual net sales and 8% of annual net sales above $30 million. In 2004 and 2005, the license fee will be 13% of the first $30 million annual net sales and 8% for annual net sales greater than $30 million. For 2003 through 2005, we will pay a commission equal to 5% of annual net sales for sales made in the two Canadian studios that are not located in full-line Sears stores. The Company provides all studio furniture, equipment, fixtures, leasehold improvements and advertising and is responsible for hiring, training and compensating our employees. In freestanding locations, we also pay rent and utilities and other common area charges.

Industry Background and Competition

Through our relationship with Sears, we have been in the forefront of developing the now highly competitive professional portrait photography market. Although our primary portrait subjects are pre-school children, we also attract families, school-age children and adults. Since approximately 1990, the mass-market professional portrait studio industry has grown increasingly competitive in the United States as the number of permanent studios grew from approximately 2,555 (including 867 Sears Portrait Studios) to approximately 4,805 (including 902 Sears Portrait Studios) in 1996. As of February 7, 2004, there were approximately 4,363 studios. Despite the net decrease of approximately 442 studios from the 1996 peak to the February 7, 2004 number of 4,363 studios, the competitive landscape has intensified with the entrance during that time period of new competitors, including, among others, Target Stores operated by Life Touch and the freestanding Picture People studios. In addition, during the same time period, Wal-Mart studios operated by PCA, have grown dramatically while there have been substantial declines in the number of K-Mart studios (operated by PCA until late 1999 and then by Olan Mills continuing to date) and Olan Mills freestanding studios.

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

The four major participants in the preschool portrait segment of the industry continue to compete on the basis of price, service, quality, location and product mix. They commonly feature large, very low-priced packages in weekly mass marketing campaigns. In addition to CPI, the largest players in our industry are PCA, which operates studios principally in Wal-Mart stores, LifeTouch, which provides portrait services in J.C. Penney and Target stores and Olan Mills, which operates studios in Kmart. The Picture People and Olan Mills operate freestanding studios. Independent photographers comprise most of the balance of the competition. Most of the major competitors have eliminated any charge for the portrait capture (generally characterized as a sitting fee or a shipping and handling fee). Except for targeted promotions to new mothers, we have not followed this practice because we believe the sitting or session fee is justified by the professionalism of our photographers and the quality of our equipment and the studio environment. Further, we believe that our sitting and session fees are a very good value that is recognized by our customers. Similarly, while our products are competitively priced, they are not the lowest priced in the industry.

With more than $301 million in sales in 2003 and an average sale of $63.94 per customer sitting, we believe we are in the top revenue tier of the estimated $1.2 billion preschool portrait industry.

To sustain our competitive position in the industry, we are engaged in continuing efforts to improve the quality of the customer experience, expand and enrich the products we offer to our customers and diversify our customer base.

Seasonality and Inflation

Our business is seasonal, with the largest volume occurring in the fourth fiscal quarter, between Thanksgiving and Christmas. For fiscal years 2003, 2002 and 2001, fourth quarter sales accounted for 34%, 36% and 35%, respectively, of total net sales for the year and all of the net earnings for the year. In addition, the timing of Easter, a seasonally important time for portraiture sales, has a significant impact on the timing of recognition of sales revenues between the Company’s first and second fiscal quarters. Most of the Company’s Easter-related sales in 2003, a late Easter, were recognized as revenues, in accordance with the Company’s revenue recognition policies reflected in Note 1 of the Notes to the Consolidated Financial Statements, in the second fiscal quarter while such sales in 2002 and 2001, both earlier Easters, were principally recognized in the first fiscal quarter.

The moderate rate of inflation over the past three years has not had a significant effect on the Company’s revenues and profitability.

Suppliers

To ensure consistent, high quality finished portraits, we purchase photographic paper, film and portrait processing chemistry from three major manufacturers. Eastman Kodak provides photographic paper and film for all Sears Portrait Studios pursuant to an agreement in effect through December 31, 2004. Dye sublimation paper used for proof sheets and portrait collages delivered at the end of a sitting is provided by Sony, and we purchase portrait processing and finishing chemistry from Fuji-Hunt. We purchase camera and lens components, monitors, computers, printers and other equipment and materials from a number of leading suppliers, including Dell Inc. as of January 30, 2004.

Historically, with the exception of certain replacement parts for equipment utilized in our studios further discussed below, we have not encountered difficulty in obtaining equipment and materials in the quantity and quality we require and we do not anticipate any problems in obtaining our requirements in the future. We enjoy good relationships with our vendors.

The aging equipment in our studios has created difficulties in acquiring replacement parts and repairing those in the event equipment fails. Parts for our film cameras, studio computers and printers are increasingly difficult to find or are no longer produced. We have internalized most all repairs for our studio equipment. Our expansion into Mexico combined with depleting inventories of parts in 2003 has caused us to shut down low volume camera rooms in 2004 in order to reclaim parts. We have continued to build an internal knowledge base and repair capabilities to support our current studio equipment. To further address this situation, the Company and its new Board of Directors are currently reviewing options to transition to full digital technology.

Intellectual Property

We own numerous registered service marks and trademarks, including Portrait Creations® and Smile Savers Plan®, which have been registered with the United States Patent and Trademark Office. Our rights to these trademarks in conjunction with our operation of Sears Portrait Studios will continue as long as we comply with the usage, filing and other legal requirements relating to the renewal of trademarks.

The Company’s Employees

As of February 7, 2004, we had approximately 7,300 employees, including approximately 4,500 part-time and temporary employees.

The Company Website and Periodic Reports

Our Annual Reports on Form 10-K, including this Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports are available, free of charge, on the Investor Relations portion of our website, www.cpicorp.com. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. References to the Company’s website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

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

Item 2. Properties The following table sets forth certain information concerning the Company’s principal facilities:

LOCATION	APPROXIMATE AREA IN SQUARE FEET	PRIMARY USES	OWNERSHIP OR LEASE
St. Louis, Missouri	270,000	Administration and Photo processing	Owned
St. Louis, Missouri	155,000	Parking Lots	Owned
St. Louis, Missouri	57,574	Warehousing	Leased (1)
St. Louis, Missouri	16,000	Warehousing	Leased (1)
Brampton, Ontario	40,000	Administration, Warehousing and	Owned
		Photo processing
Las Vegas, Nevada	21,922	Former Photo processing	Leased (2)
Thomaston, Connecticut	25,000	Administration and Photo processing	Owned
St. Louis, Missouri	14,000	Administration	Leased (3)
Monterrey, Mexico	2,500	Administrative and Warehouse	Leased (4)

(1)	Lease term expires on June 30, 2005
(2)	Lease term expires on May 31, 2005 – closed facility
(3)	Lease term expired on February 29, 2004
(4)	Lease term expires on February 28, 2006

As of February 7, 2004, the Company operated 854 portrait studios in Sears stores in the United States pursuant to the license agreements with Sears and 119 studios in Canada under a separate license agreement with Sears Canada, Inc. The Company pays Sears a license fee of 15% of total annual net sales for studios located in Sears stores in the United States. Effective January 1, 2003, the license fee for Canadian studios is 13% of the first $30 million in Canadian dollars in annual net sales and 8% of annual net sales in excess of $30 million. For 2003 only, the Company paid $4.4 million in Canadian dollars in license fees for Canadian sales, the minimum called for under the revised agreement. This license fee covers the Company’s use of space in the Sears stores, the use of Sears’ name and related intellectual property, and all services provided by Sears. No separate amounts are paid to Sears expressly for the use of space. The Company operates 48 portrait studios in shopping centers that do not have Sears stores, which are generally leased for at least three years with some having renewal options. The Company also operates 18 portrait studios in Mexico. The leased studio space in Mexico is generally under one year leases with renewal options. See Part I, Item 1. “BUSINESS, The Company’s Relationship with Sears” for more information on the Sears license agreements.

The Company believes that the facilities used in its operations are in satisfactory condition and adequate for its present and anticipated future operations.

The Company’s physical properties owned or leased are all considered commercial property.

Item 3. Legal Proceedings

There are various suits pending against the Company, none of which are material in nature. It is the opinion of management that the ultimate liability, if any, resulting from such suits will not materially affect the consolidated financial position or results of operations of the Company.

Item 4. Results of Votes of Security Holders

On November 6, 2003, a group of stockholders led by the Knightspoint Partners I, L.P. (the “Knightspoint Group”) filed with the SEC preliminary consent materials relating to their commencement of a solicitation of the Company’s stockholders. The purpose of the consent solicitation was to, among other things, remove seven of the nine members of the Company’s Board of Directors, decrease the size of the Board to eight directors and elect six Knightspoint Group nominees to the Board. In addition, consent was also solicited for the following actions: amend the Company’s Amended By-Laws to authorize stockholders who own, individually or in the aggregate, 25% or more of the Company’s outstanding common stock, to call a special meeting of stockholders; amend the Company’s Amended By-Laws to provide that any vacancies in the board of directors resulting from stockholder action may be filled only by the stockholders, and may not be filled by the directors, until at least 20 days after creation of such vacancy; and repeal any amendments, if any, to the Company’s Amended By-Laws adopted by the board of directors after September 1, 2003, or adopted prior thereto but not publicly disclosed prior to November 1, 2003, and prior to the effective date of the stockholder consents solicited by this Consent Statement.

Knightspoint Group’s definitive consent solicitation materials dated January 23, 2004 also stated the belief that, if elected, the Knightspoint Group’s nominees would consider taking the following actions:

•	Implement new executive compensation policies that align the interests of the board of directors and management with those of the Company’s stockholders;

•	Reduce corporate overhead by decreasing headquarters and administrative headcount and seek to enhance studio productivity and efficiency by, for example, formulating new operating systems that reduce burdens on studio employees and consequently enable a greater focus on the customer which could lead to higher sales revenue;

•	Explore ways to reduce and redirect advertising spending to seek to decrease the cost of customer acquisition;

•	Formulate new merchandising and marketing strategies directed at addressing recent declines in sittings volume, increasing the average sale, and enhancing utilization of existing studios, including exploiting potential cross-selling opportunities;

•	Sharpen focus on the core Sears portrait studio business and, particularly, on the deployment of emerging digital technologies and applications;

•	Seek to control capital spending by, among other things, establishing new return hurdle rates and deploying digital technologies judiciously while harvesting past investments;

•	Establish new processes and procedures for testing and evaluating all significant programs and technologies prior to full deployment in an effort to manage any associated execution risk (by the term “execution risk,” Knightspoint Group means the risk that in their implementation certain new initiatives may fail, significantly overrun budgeted costs or disrupt existing operations);

Page 11

•	Explore ways to enhance internal communication and implement targeted gain-sharing and other incentive programs across all levels of the organization in order to seek to speed decision-making, address the needs of field personnel as they arise, and strengthen the alignment of interests between employees and stockholders; and

•	Discharge substantial cash to shareholders through large-scale stock buybacks and/or a special distribution.

On November 24, December 10, December 23, 2003 and January 8, January 15 and January 20, 2004, the Knightspoint Group filed with the SEC amended preliminary consent solicitation materials.

On January 23, 2004, Knightspoint Group filed with the SEC definitive consent solicitation materials. Also on this date, Knightspoint Partners I, L.P., as a record holder of the Company’s common stock, requested that the Company’s board fix a record date for this consent solicitation. The consent statement and white consent cards were first furnished to stockholders of the Company on or about this date.

On February 2, 2004, the Company announced that its Board of Directors set a record date in response to the Knightspoint Group’s request in connection with the consent solicitation. In accordance with CPI bylaws and applicable law, the Board set February 12, 2004 as the record date.

On March 18, 2004, the Knightspoint Group announced that it delivered to CPI Corp. written consents from holders of a majority of CPI’s outstanding common stock consenting to the election of the Knightspoint Group’s nominees for director of CPI and the adoption of the Group’s proposals included in such consents. On March 18, 2004, CPI Corp. appointed an independent inspector of elections to review the consents and to make a determination as to their number and validity. The Company received the independent inspector’s determination on March 24, 2004.

Out of 8,067,735 shares of common stock entitled to vote on Knightspoint Group’s consent solicitation, 4,574,712 shares were represented.

The results of voting on the following items were as set forth below:

(a)	Remove all of the members of the Company’s board of directors other than J. David Pierson and James R. Clifford. This would mean the removal of seven of the nine current members of the Company’s board of directors and any person (other than those elected pursuant to this Consent Solicitation) elected or appointed to the Company’s board of directors to fill any vacancy caused by removal or resignation of any director or any newly created directorships prior to the effective time of the consents solicited by this Consent Statement, retaining only J. David Pierson and James R. Clifford.

For (Consent)	Against (Withheld)	Abstain	Broker Non-Votes
4,548,715	22,708	525	N/A

This proposal was approved by the stockholders.

(b)	Amend Article III of the Company’s Amended By-Laws to set the size of the board of directors at eight members.

For (Consent)	Against (Withheld)	Abstain	Broker Non-Votes
4,548,582	22,970	396	N/A

This proposal was approved by the stockholders. Page 12

(c)	Amend Article II of the Company’s Amended By-Laws to authorize stockholders who own, individually or in the aggregate, 25% or more of the Company’s outstanding common stock, to call a special meeting of stockholders.

For (Consent)	Against (Withheld)	Abstain	Broker Non-Votes
4,548,629	22,843	476	N/A

This proposal was approved by the stockholders.

(d)	Amend Article III of the Company’s Amended By-Laws to provide that any vacancies in the board of directors resulting from stockholder action may be filled only by the stockholders, and may not be filled by the directors, until at least 20 days after creation of such vacancy.

For (Consent)	Against (Withheld)	Abstain	Broker Non-Votes
4,548,715	22,843	390	N/A

This proposal was approved by the stockholders.

(e)	Repeal any amendments, if any, to the Company’s Amended By-Laws adopted by the board of directors after September 1, 2003, or adopted prior thereto but not publicly disclosed prior to November 1, 2003, and prior to the effective date of the stockholder consents solicited by this Consent Statement.

For (Consent)	Against (Withheld)	Abstain	Broker Non-Votes
4,548,769	22,697	476	N/A

This proposal was approved by the stockholders.

(f)	Elect the Knightspoint group’s six nominees for director, consisting of James J. Abel, Michael S. Koeneke, David M. Meyer, Mark R. Mitchell, Steven J. Smith and John Turner White IV, to serve until the 2004 annual meeting of stockholders.

	Results of Votes For Directors
Name	Shares For (Consent)	Shares Withheld	Abstain
James J. Abel	4,553,215	497	18,236
Michael S. Koeneke	4,553,215	497	18,236
David M. Meyer	4,553,215	497	18,236
Mark R. Mitchell	4,553,215	497	18,236
Steven J. Smith	4,553,215	497	18,236
John Turner White IV	4,553,215	497	18,236

This proposal was approved by the stockholders. Page 13

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

Price Range of Common Stock and Dividends

Since April 17, 1989, the Company’s common stock has been traded on the New York Stock Exchange under the symbol CPY.

The following tables set forth the high and low sales prices of the common stock reported by the New York Stock Exchange and the dividends declared for each full quarterly period during the Company’s last two fiscal years.

FISCAL YEAR 2003 (ending February 7, 2004)	HIGH	LOW	DIVIDEND
First Quarter	$13.65	$12.18	$0.14
Second Quarter	18.70	11.69	0.14
Third Quarter	22.95	15.13	0.16
Fourth Quarter	23.29	20.21	0.16

FISCAL YEAR 2002 (ending February 1, 2003)	HIGH	LOW	DIVIDEND
First Quarter	$18.17	$14.90	$0.14
Second Quarter	19.49	15.70	0.14
Third Quarter	17.72	12.06	0.14
Fourth Quarter	14.58	11.90	0.14

Shareholders of Record

As of April 16, 2004, the market price of the Company’s common stock was $18.00 per share with 8,108,897 shares outstanding and 1,576 holders of record.

Dividends

The Company intends, from time to time, to pay cash dividends on its common stock, as its Board of Directors deems appropriate, after consideration of the Company’s operating results, financial condition, cash requirements, general business conditions and such other factors as the Board of Directors deems relevant. On June 3, 2003, the Company announced that its Board of Directors approved a 14% increase in the annual dividend rate paid on the Company’s common stock from $.56 per share to $.64 per share effective with the third quarter 2003 dividend payment.

Sales of Securities Other Than Sales of Equity Securities

Between February 7, 1999 and June 28, 2001, the Company sold 206,070 shares of its common stock, par value $0.40 per share to an aggregate of ten senior executives. No underwriter was involved in the sale. All shares were issued for cash pursuant to the exercise of options granted under the CPI Corp. Voluntary Stock Option Plan, which was approved by shareholders in 1993.

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

Options to purchase common shares of the Company have been granted to employees under various stock-based compensation plans. The following table summarizes the number of stock options issued, the weighted-average exercise price and the number of securities remaining to be issued under all outstanding equity compensation plans as of February 7, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans
approved by security holders	530,206	$19.17	748,647	(1)
Equity compensation plans not
approved by security holders (2)	—	—	81,123	(3)

Total	530,206	$19.17	829,770

(1)	Includes 686,951 shares reserved for issuance under the Company’s stock option plan, 52,257 shares reserved for issuance under the Company’s restricted stock plan and 9,439 shares reserved for issuance under the Company’s employees’ profit sharing plan.
(2)	The only plan not approved by security holders is the Company’s stock bonus plan. This plan was enacted in fiscal 1982 and is no longer active. The remaining awards granted under this plan vested in fiscal 2003.
(3)	Represents 81,123 shares reserved for issuance under the Company’s inactive stock bonus plan.

On August 14, 2003, the Board of Directors terminated the Company’s voluntary stock option plan. The plan termination includes provisions for the retirement and cancellation of all options authorized under the plan not previously awarded. The plan originated in 1993 and options were granted under the plan in 1993 and in 1994. As of February 7, 2004, all previously awarded voluntary options had been exercised, had expired or had been cancelled.

Item 6. Selected Consolidated Financial Data

thousands except per share data (1) (2)

The summary historical consolidated financial data as of and for each of the fiscal years in the five-year period ended February 7, 2004 set forth below have been derived from the Company’s audited consolidated financial statements. The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included herein.

	2003	2002	2001	2000	1999
STATEMENT OF OPERATIONS
Net sales	$301,683	$308,644	$319,168	$319,973	319,135
Cost of sales	40,865	40,297	42,974	39,004	41,604
Selling, general and administrative expenses	235,790	229,023	234,100	229,501	244,069
Depreciation and amortization	17,240	20,058	23,743	24,402	26,727
Other charges and impairments (10)	5,515	6,042	5,640	175	—

Income from operations	2,273	13,224	12,711	26,891	6,735
Interest expense, net	1,240	1,569	2,451	2,854	1,693
Other income (expense), net (3) (4) (5)	850	111	303	78	(124)
Income taxes	665	4,133	3,540	8,278	1,721

Income from continuing operations before
cumulative effect of change in accounting principle	1,218	7,633	7,023	15,837	3,197
Cumulative effect of change in accounting principle	—	—	—	(10,219)	—
Net income (loss) from discontinued operations (1) (2)	—	(1,093)	(482)	(5,088)	(6,429)

Net earnings (loss)	$1,218	$6,540	$6,541	$530	$(3,232)

SHARE AND PER SHARE DATA (1) (2)
Net earnings from continuing operations - diluted (6)	$0.15	$0.94	$0.88	$1.96	$0.32
Net earnings from continuing operations - basic (6)	0.15	0.95	0.90	2.02	0.33
Net earnings (loss) - diluted	0.15	0.80	0.82	0.06	(0.32)
Net earnings (loss) - basic	0.15	0.81	0.84	0.07	(0.33)

Dividends	$0.60	$0.56	$0.56	$0.56	$0.56
Average shares outstanding - diluted	8,148	8,086	7,939	8,075	10,010
Average shares outstanding - basic	8,082	8,040	7,841	7,861	9,670

CASH FLOW DATA
Net cash provided by operating activities
(continuing operations only)	$24,013	$28,599	$28,701	$41,660	$32,043
Net cash used in investing activities	$(18,199)	$(6,244)	$(12,936)	$(19,250)	$(25,444)
Net cash used in financing activities (6)	$(13,319)	$(10,082)	$(7,278)	$(31,143)	$(32,456)
Page 16
Item 6. Selected Consolidated Financial Data (continued) thousands (1) (2)

	2003	2002	2001	2000	1999
OTHER FINANCIAL DATA

Capital expenditures (9)	$ 22,764	$ 8,991	$ 14,964	$ 11,753	$ 25,444
EBITDA (11)	$ 24,760	$ 40,297	$ 38,740	$ 43,916	$ 37,353

Sittings	4,649	5,033	5,534	5,648	5,809

Average sales per customer sitting:
Custom	$ 74.80	$ 71.67	$ 69.59	$ 71.93	$ 71.30
Package	44.19	44.67	43.49	42.53	39.09
Overall	$ 63.94	$ 61.06	$ 57.59	$ 56.44	$ 53.80

BALANCE SHEET (1) (2)
Cash and cash equivalents	$ 51,011	$ 57,922	$ 46,555	$ 38,820	$ 49,546
Current assets	91,976	96,522	82,804	75,570	81,465
Net fixed assets	52,735	47,502	63,708	72,603	84,923
Net assets of discontinued operations	—	—	—	16,011	23,176
Assets of business transferred under
contractual arrangements (7)	8,975	10,041	11,587	—	—
Assets of supplemental retirement plan (8)	11,491	13,761	14,406	14,677	6,838
Other assets	2,052	11,464	9,056	6,050	2,861
Total assets	167,229	179,290	181,561	184,911	199,263
Current liabilities	68,419	66,490	65,982	67,356	42,094
Other liabilities	21,395	24,501	16,896	16,277	16,275
Long-term debt, less current maturities	25,589	34,116	42,639	51,142	59,637
Stockholders’ equity (6)	$ 51,826	$ 54,183	$ 56,044	$ 50,136	$ 81,257

(1)	In 2002, the Company classified its former Technology Development segment as a discontinued operation and reclassified the prior years’ consolidated financial statements to reflect this change.

(2)	In 1999, the Company classified the Wall Decor segment as a discontinued operation and reclassified the prior years’ consolidated financial statements to reflect this change.

(3)	In 1999, the Company recognized $3.2 million in other income from a noncompete agreement with Eastman Kodak Co.

(4)	In 2001, 2000 and 1999, the Company, recognized $218,000 in income and $145,000 and $3.5 million in expenses, respectively, in other income (expense), net for costs related to the termination of a merger agreement.

(5)	In 2003, the Company recognized $503,000 in other income related to a liquidating distribution of the Company’s membership interest in General American Life Insurance Co. (“GA”) when GA’s stock was sold to MetLife and $118,000 in other income related to death benefits received from a company owned life insurance policy of a former executive.

(6)	The Company recorded the repurchase of 54,200 shares of common stock for $935,000 in 2003, 1,211,124 shares of common stock for $28.3 million in 2000, and 1,166,650 shares of common stock for $28.2 million in 1999.

(7)	Assets of business transferred under contractual arrangements is the result of the sale of the discontinued Wall Décor operation.

(8)	In 2000, initial funding of a supplementary retirement benefit trust for key executives was established.

(9)	2003 includes $7.3 million representing an accrued commitment for computer equipment and peripherals that were purchased in the fourth quarter of 2003 and will be paid for in 2004.

Page 17
Item 6. Selected Consolidated Financial Data (continued) thousands (1) (2)

(10)	Other charges and impairments:

	2003	2002	2001	2000	1999
Restructuring initiatives:
Executive management repositioning (a)	$659	$380	$5,640	$175	$—
Exiting Technology Development segment (b)		1,046	—	—	—
Production facility closure (c)	121	982	—	—	—
Corporate administrative support headcount reductions (d)	687	509	—	—	—
Other charges:
Impairment losses (e)	—	4,171	—	—	—
Professional fees – proxy consent solicitation (f)	1,663	—	—	—	—
Pension curtailment loss (g)	2,385	—	—	—	—

	5,515	7,088	5,640	175	—

Less:
Exiting Technology Development segment – included in discontinued operations	—	(1,046)	—	—	—

Total other charges and impairments	$5,515	$6,042	$5,640	$175	$—

(a)	Consists principally of expenses for executive severance and retirements.

(b)	Consists of expenses related to employee severance, asset abandonment write-offs and a remaining lease obligation accrual.

(c)	Consists of expenses related to employee severance and retirement, asset abandonment write-offs and a remaining lease obligation accrual.

(d)	Consists of expenses for employee severance and retirement.

(e)	Consists of write-offs and write-downs of certain previously capitalized technology development costs.

(f)	Consists of professional fees relative to the proxy consent solicitation.

(g)	Consists of the charge related to the freeze of future benefit accruals under the pension plan.

Page 18
Item 6. Selected Consolidated Financial Data (continued) thousands (1) (2)

(11)	EBITDA represents net earnings from continuing operations before interest expense, income taxes, depreciation and amortization and other non-cash charges. EBITDA is included because it is one liquidity measure used by certain investors to determine a company’s ability to service its indebtedness. EBITDA is unaffected by the debt and equity structure of the company. EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles (“GAAP”), is not necessarily indicative of cash available to fund all cash flow needs and should not be considered an alternative to net income under GAAP for purposes of evaluating the Company’s results of operations. EBITDA is not necessarily comparable with similarly-titled measures for other companies.

	2003	2002	2001	2000	1999
EBITDA
Net earnings from continuing operations	$1,218	$7,633	$7,023	$15,837	$3,197
Cumulative effect of change in accounting principle	—	—	—	(10,219)	—
Income tax expense	665	4,133	3,540	8,278	1,721
Interest expense	2,949	3,578	4,229	4,660	4,813
Depreciation and amortization	17,240	20,058	23,743	24,402	26,727
Other non-cash charges	2,688	4,895	205	958	895

EBITDA	$24,760	$40,297	$38,740	$43,916	$37,353

As required by the SEC’s Regulation G, a reconciliation of EBITDA, a non-GAAP liquidity measure, with the most directly comparable GAAP liquidity measure, cash flow from continuing operations follows:

	2003	2002	2001	2000	1999
EBITDA	$24,760	$40,297	$38,740	$43,916	$37,353
Income tax expense	(665)	(4,133)	(3,540)	(8,278)	(1,721)
Interest expense	(2,949)	(3,578)	(4,229)	(4,660)	(4,813)
Adjustments for items not requiring cash:
Deferred income taxes	(2,504)	(2,282)	4,965	(7,009)	(11,468)
Deferred revenues and related costs	(2,835)	154	(494)	18,177	9,212
Amortization of noncompete agreement	—	—	—	—	(3,228)
Other, net	(235)	(2,767)	(2,154)	2,872	725
Decrease (increase) in current assets	(310)	(1,791)	4,128	1,116	(80)
Increase (decrease) in current liabilities	4,105	388	1,475	(639)	319
Increase (decrease) in current taxes	4,646	2,311	(10,190)	(3,835)	5,744

Cash flows from continuing operations	$24,013	$28,599	$28,701	$41,660	$32,043

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide the reader of the financial statements with a narrative on the Company’s results of operations, financial position and liquidity, significant accounting policies and critical estimates, and the future impact of accounting standards that have been issued but are not yet effective. Management’s Discussion and Analysis is presented in the following sections: Executive Overview; Results of Operations; Liquidity and Capital Resources; and Accounting Pronouncements and Policies. It is useful to read Management’s Discussion and Analysis in conjunction with the consolidated financial statements and related notes thereto contained elsewhere in this document.

Unless otherwise noted, 2003 results reflect a 53-week period while 2002 and 2001 results reflect a 52-week period. All references to earnings per share relate to diluted earnings per common share.

EXECUTIVE OVERVIEW

The Company’s Operations

CPI Corp. is a long-standing leader, based on sittings and related revenues, in the professional portrait photography of young children and families. From the single studio opened by its predecessor company in 1942, we have grown to 1,018 studios throughout the United States, Canada and Puerto Rico under license agreements with Sears. We have provided professional portrait photography for Sears customers since 1959 and have been the exclusive Sears portrait studio operator since 1986.

As of the end of the last three fiscal years, the Company’s Sears Portrait Studio counts were:

	2003	2002	2001
United States and Puerto Rico:
Within full-line Sears stores	854	857	855
Locations not within Sears stores	45	46	53

Canada	119	120	120

Total	1,018	1,023	1,028

In early 2003, we commenced operations of our Mexican portrait studio business and our mobile photography division initially offering mobile photography services principally to child care centers. These new businesses were launched as part of the Company’s growth strategy announced in June 2002 designed to diversify our revenue sources and reduce our total dependence on Sears. We opened 18 Mexican portrait studios and entered 27 mobile photography metropolitan markets throughout the United States. Most of the new Mexican studios and mobile photography markets were opened during the second half of 2003. Accordingly, 2003 revenues related to these new ventures were minimal, approximately $731,000 and $1.9 million for Mexico and mobile photography, respectively. However, costs were incurred throughout 2003 to establish these new operations resulting in significant operating dilution of our overall consolidated results. Losses, net of associated tax benefits, for Mexico and mobile photography operations in 2003 were $857,000 and $3.8 million, respectively. While both operations produced results worse than what was initially planned, the results of the mobile photography operation were substantially off plan, driven principally by our inability to operationally and systems-wise support the accelerated expansion into 27 markets in the first year of operations. This resulted in higher costs and lower sales due to customer delivery and satisfaction issues.

Competitive Factors/Trends/Challenges

During the last several years, we have experienced a continuation of the increasing competition that began in the mass-market professional studio industry in the early-to-mid 1990‘s. This increased competition was marked by an increase in the number of permanent studios in the United States from approximately 2,555 in 1990 to approximately 4,363 at the end of our 2003 fiscal year. During the same time period, the number of our Sears Portrait Studios has increased slightly from 867 to 899. In addition, in recent years a significant portion of the growth in industry studio count has been in non mall-based formats, which has been a preference to the consumer over the mall-based format, which accounts for a substantial portion of our studios.

This increased number of competitive locations, coupled in part with a relatively flat U.S. birthrate and a general lack of perceived differentiation of product or service by consumers, has resulted in intense price competition as competitors attempt to protect or gain market share through aggressive pricing strategies.

In addition, we believe that the continued proliferation of amateur digital photography may be starting to negatively impact the frequency of portrait studio visits.

The competitive and other external factors cited above, coupled with the likely less than optimal experience that certain of our customers have experienced over the past several years due to ongoing technology and support challenges caused by an aging studio infrastructure, have resulted in a declining sittings trend in our Sears Portrait Studios. Our sittings have declined from 5.5 million in 2001 to 4.6 million in 2003. Although a portion of the sittings decline has been offset by increases in our average customer sales, overall net sales over the same time period have declined from $319.2 million in 2001 to $301.7 million in 2003.

Overall, the Company’s operating results for 2003 reflect:

•	the challenging, competitive sales environment of the mass-market portrait photography industry,

•	the internal challenges faced by the Company, and related customer impact, in addressing its ongoing technology and support challenges caused by our aging studio infrastructure, and

•	the significant operating dilution attributable to the Company’s new Mexican and mobile photography operations in 2003.

On March 24, 2004, the Knightspoint Group successfully completed their consent solicitation resulting in, among other things, the replacement of all but two of the Company’s then-existing directors with the slate proposed by the Knightspoint Group. Accordingly, the Company’s new Board is in the process of conducting their review of all relevant information related to the Company’s strategy going forward. Upon completion of this review, it is likely that certain previously announced strategies, or tactics for achievement of those strategies, may change. Pending completion of this review process, our new strategies, which are intended to return the Company to a more profitable growth path and enhance shareholder value, are expected to include the following measures all of which are contained within the Knightspoint Group’s definitive consent solicitation filed with the SEC on January 23, 2004:

•	Implementing new executive compensation policies that align the interests of the board of directors and management with those of the Company’s stockholders,

•	Reducing corporate overhead by decreasing headquarters and administrative headcount and seeking to enhance studio productivity and efficiency by, for example, formulating new operating systems that reduce burdens on studio employees and consequently enable a greater focus on the customer which could lead to higher sales revenue,

•	Exploring ways to reduce and redirect advertising spending to seek to decrease the cost of customer acquisition,

•	Formulating new merchandising and marketing strategies directed at addressing recent declines in sittings volume, increasing the average sale, and enhancing utilization of existing studios, including exploiting potential cross-selling opportunities,

•	Sharpening focus on the core Sears Portrait Studio business and, particularly, on the deployment of emerging digital technologies and applications,

•	Seeking to control capital spending by, among other things, establishing new return hurdle rates and deploying digital technologies judiciously while harvesting past investments,

•	Establishing new processes and procedures for testing and evaluating all significant programs and technologies prior to full development in an effort to manage any associated execution risk (by the term “execution risk,” we mean the risk that in their implementation certain new initiatives may fail, significantly overrun budgeted costs or disrupt existing operations),

•	Exploring ways to enhance internal communication and implementing target gain-sharing and other incentive programs across all levels of the organization in order to seek to speed decision-making, address the needs of field personnel as they arise, and strengthen the alignment of interests between employees and shareholders, and

•	Discharging substantial cash to shareholders through large-scale stock buybacks and/or a special distribution.

Page 22
RESULTS OF OPERATIONS A summary of consolidated results of operations and key statistics were as follows:

thousands, except share and per share data and average sales per customer sitting	2003	2002	2001

Net sales	$301,683	$308,644	$319,168

Cost and expenses:
Cost of sales	40,865	40,297	42,974
(exclusive of depreciation and amortization shown below)
Cost of sales as a percentage of net sales	13.5%	13.1%	13.5%
Gross margin as a percentage of net sales	86.5%	86.9%	86.5%
Selling, general and administrative expenses	235,790	229,023	234,100
Selling, general and administrative expenses as a percentage of sales	78.2%	74.2%	73.3%
Depreciation and amortization	17,240	20,058	23,743
Other charges and impairments	5,515	6,042	5,640

	299,410	295,420	306,457

Income from operations	2,273	13,224	12,711

Interest expense	2,949	3,578	4,229
Interest income	1,709	2,009	1,778
Other income, net	850	111	303

Earnings from continuing operations before income tax expense	1,883	11,766	10,563

Income tax expense	665	4,133	3,540

Net earnings from continuing operations	1,218	7,633	7,023

Net loss from discontinued operations, net of income tax benefit
of $578 and $259, respectively	—	(1,093)	(482)

NET EARNINGS	$1,218	$6,540	$6,541

Net earnings per share – diluted	$0.15	$0.80	$0.82

Sittings	4,649	5,033	5,534

Average sales per customer sitting
Custom	$74.80	$71.67	$69.59
Package	$44.19	$44.67	$43.49
Overall	$63.94	$61.06	$57.59

Net sales totaled $301.7 million, $308.6 million and $319.2 million in 2003, 2002 and 2001, respectively.

•	Net sales in 2003 were $301.7 million down 2.3% to prior years’ net sales of $308.6 million, despite the benefit received from the 53rd week. The 53rd week favorably impacted net sales by approximately $ 3.6 million or 1.2%. The decline in revenues was primarily due to a reduced number of sittings within the Sears Portrait Studios partially offset by an increase in the average sales per customer sitting. The decrease in 2003 reflects an 8% decrease in sittings to 4,630,000 from the 5,033,000 sittings generated in the prior year only partially offset by a 4.9% increase in the average sale per customer sitting to $64.03 from the $61.06 realized in 2002.

•	Net sales in 2002 were $308.6 million, representing a 3.3% decrease from the $319.2 million reported in 2001. The decline in revenues was primarily due to a reduced number of sittings within the Sears Portrait Studios. These reduced sitting levels were partially offset by an increase in the average sale per customer. In 2002, sittings were 5,033,000, down 9.1% from the 5,534,000 sittings generated in 2001. The average sale per customer in 2002 was $61.06 or 6.0% higher than the $57.59 realized in 2001.

The decrease in sittings between 2002 and 2003 was attributable to a number of external as well as internal factors. Among the external factors are the impacts of continuing competitive pressures, including the opening of new competitor locations and severe competitor discounting, especially at the beginning of the 2003 holiday season. In addition, the overall decline was exacerbated by the negative impacts of the inclement weather experienced in February and March 2003 in a large portion of the country. Finally, the rate at which customers continue to adopt amateur digital photography technologies has accelerated which may be impacting the frequency of studio visits. Internal factors potentially negatively impacting sittings include the Company’s decision to substantially reduce television advertising and studio employment costs in the second half and fourth quarter of 2003 in response to weaker than anticipated sales performance during the first three quarters of 2003. In addition, it is likely that some customers visiting our studios are receiving a less than optimal experience as a result of ongoing technology and support challenges caused by our aging studio infrastructure.

The decrease in sittings between 2002 and 2001 was principally attributable to an increase in the number of competitor locations and the effects of competitors with lower priced package offers, coupled with a soft economic environment in 2002 driven by declining consumer confidence. In addition, it is likely that some of our customers’ studio experiences were also being negatively impacted in 2002 as a result of ongoing technology and support challenges caused by an aging studio infrastructure.

The increase in average sales per customer between 2002 and 2003 was primarily attributable to a continued mix shift toward the higher value custom sittings as the decline in package sittings accounted for a substantial portion of the reported decline in overall sittings, an increase in the percentage of sales related to the March 2003 rollout of digitally enhanced products and the Company’s decision late in the second quarter of 2002 to begin selling custom proof sheets which had previously been provided free of charge as part of the custom offer.

The increase in average sales per customer between 2002 and 2001 was primarily attributable to a continued mix shift toward the higher value custom sittings as the decline in package sittings accounted for substantially all of the reported decline in overall sittings, the Company’s decision late in the second quarter of 2002 to begin selling custom proof sheets which had previously been provided free of charge as part of the custom offer and selected price increases.

Costs and expenses were $299.4 million in 2003, compared with $295.4 million in 2002 and $306.5 million in 2001.

•	Cost of sales, excluding depreciation and amortization expense, as a percentage of net sales was 13.5% in 2003, compared to 13.1% in 2002 and 13.5% in 2001. Correspondingly, gross margin rates were 86.5% in 2003, 86.9% in 2002 and 86.5% in 2001. The increase in cost of sales, as a percentage of sales, from 2002 to 2003 was primarily a result of reduced sitting levels as well as increased costs associated with producing and shipping the new digitally enhanced product introduced in 2003 referred to as Portrait Creations®. The Company expects costs related to digitally enhanced portraits will be reduced in 2004, as efficiencies are expected to be generated through improved processes surrounding the second year of production of this product line. While not substantially impacting the overall cost of sales as a percentage of sales, 2003 cost of sales were positively impacted in the third quarter by the reversal of a previously-accrued liability amounting to approximately $600,000 related to minimum usage requirements under a supply contract. This reversal related to the favorable renegotiation of the Company’s supply contract with a vendor. In addition, in the fourth quarter of 2003, cost of sales increased by approximately $2.3 million, despite a substantial decline in sittings, resulting principally from manufacturing inefficiencies in the Company’s St. Louis production facility. These inefficiencies related to integrating production previously handled by the Company’s Las Vegas production facility which was closed after the fiscal 2002 holiday season and production issues pertaining to the first busy season of producing both film and new digitally enhanced products discussed above.

The reduction in cost of sales in 2002 from 2001 was primarily due to the positive impact of more favorable pricing terms under a new supply contract with our primary raw material supplier which was partially offset by the increased costs, as a percentage of sales, due to lower sitting volumes.

•	Selling, general and administrative expenses were $235.8 million, $229.0 million and $234.1 million for fiscal years 2003, 2002 and 2001, respectively. As a percentage of sales, these expenses were 78.2% in 2003, 74.2% in 2002 and 73.3% in 2001.

Selling, general and administrative expenses increased $6.8 million in 2003 compared to 2002. This increase resulted primarily from $8.1 million in additional costs in 2003 associated with commencement of operations of the Company’s new ventures in mobile photography and its Mexican studio operations. Exclusive of these costs, selling, general and administrative expenses decreased $1.3 million compared to the prior year. The second half of 2003 reflected the Company’s efforts to reduce costs in response to declining revenues. In 2003, when compared to 2002, the Company realized $3.3 million in savings from reduced advertising expense and there was a $1.4 million decrease in commissions due to lower sales volumes. In addition, during the third and fourth quarters of 2003, reductions in studio employment costs of $1.4 million substantially offset comparable increases in such amounts in the first two quarters of 2003. The reductions in the third and fourth quarters of 2003 were the result of the Company’s response to bring studio employment costs as a percentage of sales back into line with the lower level of sales than originally planned. These savings more than offset 2003 increases compared to the prior year in studio supplies and telephone expense, travel and meeting costs and pension expense of $1.4 million, $1.1 million and $1.0 million, respectively.

The $5.1 million decrease in 2002 from 2001 was primarily attributable to planned reductions in advertising, reduced merchant discount fees related to credit card sales resulting from processing our credit card sales through Sears in 2002, reduced sales commissions to Sears resulting from reduced sales levels and various other reductions resulting from the Company’s continued emphasis on cost controls. These reductions were partially offset by an increase in studio employment costs as a result of an increase in the average hourly rate paid to our associates.

•	Depreciation and amortization was $17.2 million in 2003, compared to $20.1 million in 2002 and $23.7 million in 2001. The decrease in depreciation expense is primarily the result of a portion of the Company’s photographic equipment installed in 1993 and 1994 becoming fully depreciated in 2001 and 2002.

•	Other charges and impairments reflect costs incurred from strategic actions implemented by the Company to restructure its operations, costs that are unpredictable and atypical of the Company’s operations and additional charges due to asset impairments. In 2003, the Company recognized $5.5 million in other charges and impairments relating to a pension plan curtailment, severance costs resulting from an executive retirement and other administrative headcount reductions as well as certain professional fees associated with the recently completed consent solicitation. Other charges and impairments amounted to $6.0 million in 2002 and $5.6 million in 2001. The actions taken over the past three years are as follows:

*	Executive Management Repositioning

During the fourth quarter of 2003, the Company recognized $659,000 and $380,000, respectively, in expense consisting principally of severance pay and supplemental retirement plan benefits related to the early retirement of senior executives.

In February 2001, the Company announced it had hired J. David Pierson as Chairman and Chief Executive Officer to replace the retiring Alyn V. Essman. The Company incurred $1.7 million in 2001 in special charges related to the severance pay, recognition of unamortized supplemental employee retirement plan benefits and other costs associated with the retirement of Mr. Essman and recruitment of Mr. Pierson.

In addition, in December 2001, the Company announced that Russ Isaak, President, and Pat Morris, Senior Executive Vice President and President of the Company’s Portrait Studio division, would retire from their respective positions and resign from the Company’s Board of Directors effective the end of the fiscal year. The Company incurred $2.8 million in 2001 in expenses for severance pay, recognition of unamortized supplemental employee retirement plan benefits and other costs related to these and other administrative retirements at year-end.

Throughout 2001, the Company reviewed its administrative employee structure in an effort to more efficiently support the operating divisions, which resulted in $1.1 million in severance pay and recognition of unamortized supplemental employee retirement plan benefits.

*	Exiting Technology Development Segment

During the third quarter of 2002, management completed a review of the infrastructure and platform from which it delivers technology development and support services. The objectives of the review were to 1) improve focus on and support for the Company’s core portraiture business, 2) improve organizational functionality and systems flexibility, and 3) eliminate duplicative cost structures.

Consequently, during the fourth quarter of 2002, final decisions were made and implemented regarding the elimination of the Company’s separate technology segment. To achieve the aforementioned objectives, the Company transferred the technology development activities for its portrait studios, previously performed by its subsidiary Centrics Technology, Inc. (“Centrics”), back into a newly reorganized corporate technology function. In addition, the Company decided to no longer pursue the sale of consulting and software development to third parties.

In 2002, through the elimination of the Company’s separate technology segment and the transfer of activities to the corporate technology function, the Company incurred certain fourth quarter charges related to the discontinued operations, including approximately $537,000 in employee severance pay, $243,000 in remaining lease obligation accruals and $266,000 in asset abandonment write-offs.

For financial reporting purposes, in 2002 the Company has classified its former Technology Development segment as a discontinued operation and has reclassified prior year amounts to conform to the current presentation.

*	Production Facility Closure

During the fourth quarter of 2003, the Company recorded an additional charge of $121,000 relating to the closure of its Las Vegas manufacturing facility that occurred in the fourth quarter of 2002. This charge resulted principally from the Company’s inability to realize the expected sublease income on the facility recorded in 2002 as an offset to the remaining lease obligation accrual.

During the fourth quarter of 2002, management completed a review of its manufacturing capacity. As a result, the Company’s Las Vegas manufacturing facility was closed. This action resulted in charges of approximately $407,000 in employee severance, $270,000 in accruals relating to the remaining lease obligations and $305,000 in asset abandonment write-offs.

*	Corporate Administrative Support Reductions

During the fourth quarters of 2003 and 2002, management reviewed its overall level of corporate support expenses. Consequently, a number of support positions in the Company’s corporate headquarters were eliminated resulting in employee severance accruals of approximately $687,000 and $509,000, respectively.

*	Impairment Losses

In the third quarter of fiscal 2002, as part of the ongoing transfer and reorganization activities discussed above relating to the Company’s then existing Technology Development segment, certain strategic technology decisions were made that either reduced or eliminated the future utility of certain historic capitalized technology development costs necessitating a write-down or write-off of these costs, thus resulting in a pre-tax, non-cash, charge of $4.2 million. The impacted development activities included a proprietary digital camera project ($2.9 million, including $2.5 million in equipment costs), a digital manufacturing system ($445,000) and, a portion of the store automation system platform ($863,000). In the case of both the digital camera project and the digital manufacturing system, the Company has made the decision to prospectively utilize commercially-available cameras and digital manufacturing software. The Company’s change in technology direction and its decision to no longer pursue the sale of technology services to third parties resulted in the need to write-off a portion of its store automation system capitalized software code.

*	Consent Solicitation

In the third and fourth quarters of fiscal 2003, the Company incurred professional services costs of $480,000 and $1.2 million, respectively related to a consent solicitation initiated by a group of shareholders.

*	Pension Plan Curtailment

During 2003, the Company completed a comprehensive analysis of its retirement plan practices and their projected costs, especially as they compare to other retail industries. The Company determined that very few companies like CPI Corp. provide defined benefit pension plans. With regard to the CPI Corp. Retirement Plan (the “Retirement Plan”), the Company has seen the required pension accounting costs increase sharply over the past few years. As a result, on February 3, 2004, the Company implemented a freeze of future benefit accruals under the Retirement Plan effective April 1, 2004, except for those employees with ten years of service and who have attained age 50 who were grandfathered and whose benefits will continue to accrue. The Company incurred a charge of $2.4 million related to the pension plan curtailment.

•	Interest expense was $2.9 million in 2003, compared to $3.6 million in 2002 and $4.2 million in 2001. The reduction in interest expense is primarily a result of scheduled principal payments made in June 2003 and June 2002 reducing the outstanding balance of the Senior Notes. The principal due on these notes at the end of 2003 was $34.2 million down from $42.7 million in 2002 and $51.2 million in 2001.

•	Interest income was $1.7 million in 2003, as compared to $2.0 million in 2002 and $1.8 million in 2001. The decrease in interest income in 2003 compared to 2002 is principally due to the substantial declines in interest rates during 2003 as well as slightly decreased average cash balances during the year. The increased interest income in 2002 was generated from increased average cash balances partially offset by the impact of declining interest rates earned on these cash balances during 2002. The balance of cash and cash equivalents at the end of fiscal years 2003, 2002 and 2001 was $51.0 million, $57.9 million and $46.6 million, respectively.

•	The provision for income taxes totaled $665,000, $4.1 million and $3.5 million in 2003, 2002 and 2001, respectively. These provisions resulted in effective tax rates of 35.3% in 2003, 35.1% in 2002 and 33.5% in 2001. The higher effective income tax rates in 2003 and 2002 were attributable to higher state and local income tax expense.

•	Net losses from discontinued operations were $1.1 million and $482,000 in 2002 and 2001. These discontinued operations relate to the Company’s previously existing Technology Development and Wall Décor segments and are further discussed below.

During the third quarter of fiscal 2002, management completed its previously announced review of the infrastructure and platform from which it delivers technology development and support services. The objectives of the review were to 1) improve focus on and support for the Company’s core portraiture business, 2) improve organizational functionality and systems flexibility, and 3) eliminate duplicative cost structures.

Consequently, during the fourth quarter of fiscal 2002, final decisions were made and implemented regarding the elimination of the Company’s separate technology development segment. To achieve the aforementioned objectives, the Company transferred the technology development activities, previously performed by its subsidiary Centrics Technology, Inc. (“Centrics”), back into a newly reorganized corporate technology function. In addition, the Company decided not to continue to pursue the sale of consulting and software development to third parties.

In 2002, through the elimination of the Company’s separate technology development segment and the transfer of activities to the corporate technology function, the Company incurred certain fourth quarter charges related to the discontinued operations. The Company incurred approximately $537,000 in employee severance pay, $243,000 in remaining lease obligation accruals and $266,000 in asset abandonment write-offs.

Page 28
LIQUIDITY AND CAPITAL RESOURCES The following table presents a summary of our cash flows for each of the last three fiscal years:

thousands	2003	2002	2001
Net cash provided by (used in):
Operating activities (1)	$24,013	$27,506	$28,219
Investing activities	(18,199)	(6,244)	(12,936)
Financing activities	(13,319)	(10,082)	(7,278)
Effect of exchange rate changes on cash	594	187	(270)

Net increase (decrease) in cash	$(6,911)	$11,367	$7,735

(1)	Includes cash flows used in discontinued operations of $1,093 and $482 in 2002 and 2001, respectively.

Net Cash Provided By Operating Activities

Net cash provided by operating activities, excluding discontinued operations, was $24.0 million in 2003 as compared to $28.6 million and $28.7 million in 2002 and 2001, respectively. The decrease in cash provided in 2003 as compared to 2002 resulted primarily from lower earnings in 2003 and a $4.2 million impairment charge recorded in 2002 partially offset by a $4.4 million tax refund received in the first quarter of 2003 and the $7.3 million accrued purchase commitment for computer equipment and peripherals that was recorded in the fourth quarter of 2003. The decrease in cash provided in 2002 resulted primarily from the growth in accounts receivable in the amount of $3.1 million resulting from a change in our credit card processing agreement with Sears.

Net Cash Used In Investing Activities

Net cash used in investing activities during 2003 was $18.2 million. This compares with cash used in investing activities of $6.2 million and $12.9 million in 2002 and 2001, respectively. The increase in cash used for investing activities in 2003 as compared to 2002 is primarily the result of increased capital expenditures of $13.8 million, partially offset by increases in net cash provided by sales of investment securities in a Rabbi Trust the net proceeds of which were used to fund retirement obligations under the Company’s supplemental retirement plan. The 2003 total capital expenditure amount of $22.8 million includes a $7.3 million accrued purchase commitment recorded in our balance sheet at February 7, 2004 for computer equipment and peripherals that were purchased in the fourth quarter of 2003 to replace aging systems in our studios and will be paid for in 2004. The decrease in cash used for investing activities in 2002 as compared with 2001 is the result of reduced capital expenditures as well as a reduction in the amounts invested in the Rabbi Trust.

Net Cash Used In Financing Activities

Net cash used in financing activities was $13.3 million in 2003 compared to $10.1 million in 2002 and $7.3 million in 2001. The increase in net cash used in 2003 was primarily a result of a $1.3 million decrease in proceeds from borrowing against cash surrender value of life insurance and $935,000 used for open market share repurchases. The increase in net cash used in 2002 was primarily a result of $4.2 million less being collected for the exercise of stock options in 2002 compared to 2001.

The Company has a $60.0 million Senior Note Agreement (the “Note Agreement”) privately placed with two major insurance companies. The Note Agreement was entered into in June 1997. The notes issued pursuant to the Note Agreement mature over a ten-year period with an average maturity of seven years and call for annual principal payments beginning in 2001 with the final payment due in 2007. Interest on the notes is payable semi-annually, in June and December, at an average effective fixed rate of 7.46%. As of February 7, 2004, the outstanding principal balance due under the Note Agreement was $34.2 million.

The Note Agreement contains a number of covenants imposing certain restrictions on our business. The most significant of these covenants require that:

–	The ratio of consolidated debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) must be less than 300% of EBITDA;

–	The ratio of consolidated earnings before interest, taxes, depreciation, amortization and lease rental expense (“EBITDAR”) to fixed charges (income taxes, dividends, interest expense, current maturities of debt and lease expenses) must be greater than 200%, and

–	The ratio of consolidated debt to consolidated capitalization must be less than 55%.

In addition, the Company has a $15.0 million revolving credit facility (the “Revolving Facility”) which will expire June 20, 2004 and has a variable interest rate charged at either LIBOR or prime rate funds, with an applicable margin added. A commitment fee of 0.200% to 0.375% per annum is payable on the unused portion of the Revolving Facility.

As of February 7, 2004, there were no borrowings under the Revolving Facility other than the need to support the principal amount of $6.9 million in outstanding standby letters of credit used in conjunction with the Company’s self insurance programs.

The agreement governing our Revolving Facility contains the following significant covenants requiring that the Company maintain:

–	Minimum consolidated fixed charge coverage ratio of 0.81 to 1.00

–	Maximum consolidated adjusted liabilities to consolidated EIBTDA ratio of 4.18 to 1.00; and

–	A minimum consolidated tangible net worth of $26 million.

As of February 7, 2004, the Company was in compliance with all debt covenants, as amended, and although dependent on attaining certain levels of operating performance and profitability in the future, anticipates complying with these covenants in the next year. In addition, the Company is currently in negotiations to establish a new revolving credit facility and expects to have an agreement in place prior to the expiration of the existing Revolving Facility.

Off-Balance Sheet Arrangements

Other than stand-by letters of credit to support our various self-insurance programs and the ongoing guarantee of certain operating real estate leases of Prints Plus, both of which are more fully discussed in the “Other Commitments” table below, the Company has no additional off-balance sheet arrangements.

Future Cash Flows

To facilitate an understanding of the Company’s contractual obligations and other commitments, the following information is provided:

	PAYMENTS DUE BY YEAR (in thousands)
	Total	2004	2005-06	2007-08	2009 & Beyond
Contractual obligations:

Long-term debt	$34,260	$8,580	$17,160	$8,520	$—

Operating leases	3,563	1,843	1,439	281	—

Purchase obligations for materials and services (1)	10,490	9,634	855	1	—

Commitments for capital expenditures (2)	7,316	7,316	—	—	—

Other liabilities (3)	2,394	2,394	—	—	—

TOTAL	$58,023	$29,767	$19,454	$8,802	$—

	AMOUNT OF COMMITMENT EXPIRATION PER YEAR (in thousands)
	Total	2004	2005-06	2007-08	2009 & Beyond
Other commitments:

Standby letters of credit (4)	$6,867	$6,867	$—	$—	$—

Contingent lease obligations (5)	10,100	4,992	4,657	451	—

TOTAL	$16,967	$11,859	$4,657	$451	$—

(1)	Amount represents purchase commitments that include $3.9 million of future services to be provided by advertising agencies and other promotional vendors in conjunction with the Company’s marketing initiatives, $2.9 million in purchase commitments for computer equipment, printers and peripherals, $869,000 for film, $626,000 in database maintenance fees, $450,000 in fees for the Company’s long-distance services and $301,000 in purchase commitments for accessories inventory. The purchase obligations also include $275,000 representing variable price provisions based on minimum purchase quantities of photographic paper, as contractually arranged with certain suppliers and $274,000 for business continuity services.

(2)	Amount represents an accrued purchase commitment recorded in our balance sheet at February 7, 2004 for computer equipment and peripherals that were purchased in the fourth quarter of 2003 to replace aging systems in our studios and will be paid for in 2004.

Page 31

(3)	Amounts consist primarily of severance accruals of $816,000, remaining lease obligations on a closed production facility of $214,000 and deferred compensation and other benefit plan accruals of $1.4 million recorded in our February 7, 2004 balance sheet. The accruals for deferred compensation and other benefits represent amounts paid in early 2004 primarily to former directors as a result of the completion of the consent solicitation whereby these directors were removed from the Board.

The table does not include our deferred income tax liability, accruals for self-insured losses and pension benefits because it is not certain when these liabilities will become due. We did not make any contributions to our pension plan in 2003 and do not expect to do so in 2004. Future contributions to our pension plan will be dependent upon recently passed legislation, future changes in discount rates and the earnings performance of our plan assets.

As indicated in Note 8 of the Notes to the Consolidated Financial Statements, the projected benefit obligation of the Company’s pension plan exceeded plan assets by $13.8 million at the end of 2003 and 2002. Even though there was no net change in the unfunded status between 2003 and 2002, there were significant offsetting amounts impacting both the projected benefit obligation and the fair value of plan assets in both years. In 2003, the projected benefit obligation was increased by a $2.1 million curtailment loss resulting from our decision to freeze future benefit accruals under the pension plan. In 2003, plan assets grew approximately $3.4 million compared to 2002 as returns on plan assets increased $8.1 million as the result of improved market conditions and a $4.3 million Company contribution made to the plan in 2002 while no corresponding contribution was made in 2003. As noted above, the Company does not expect to contribute to the pension plan in 2004. The Critical Accounting Estimates section and Note 8 of the Notes to the Consolidated Financial Statements provide a more complete description of the status of the Company’s pension plan.

(4)	We use stand-by letters of credit to support our various self-insurance programs. Letters of credit are issued under CPI Corp.’s revolving credit facility, generally having a one-year maturity and are renewed annually.

(5)	In July 2001, the Company announced the completion of the sale of its Wall Décor segment which included the ongoing guarantee of certain operating real estate leases of Prints Plus. As of February 7, 2004 the maximum future obligation to the Company would be $10.1 million before any negotiation with landlords or subleasing. To recognize the risk associated with these leases and based on the Company’s past experience with renegotiating lease obligations, a $1.0 million reserve was established in 2001. At February 7, 2004, the Company had made no further allowances for defaults under these operating leases as, in the opinion of management, Prints Plus is meeting the performance standards established under the operating leases.

Liquidity

Cash flows from operations and cash and cash equivalents on hand represent our expected sources of funds in 2004 to meet our obligations and commitments, including debt service, annual dividends to shareholders, planned capital expenditures and normal operating needs.

Despite the decline in cash flow from continuing operations in 2003 and the continuing challenging and competitive sales environment, we expect to generate sufficient cash flow from operations in 2004, when coupled with cash on hand, to meet the above-mentioned obligations and commitments.

However, as referred to in the Executive Overview section of Management’s Discussion and Analysis, our new Board is evaluating the possibility of discharging substantial cash to shareholders through large-scale share repurchases and/or a special distribution. To effectuate such a return of capital would require either debt covenant relief from our existing Senior Note holders or a refinancing of the Senior Notes and an increase in our existing revolving credit facility to handle potential seasonal cash flow needs. Based on our discussions to date, our Senior Note holders have advised us that they are unwilling to grant the debt covenant relief necessary to effectuate a significant return of capital. However, prior to the completion of the consent solicitation whereby there was material change in the composition of our Board, we did receive a commitment from another lender to refinance the existing Senior Notes in the amount of $35 million on a five-year term and increase the current revolving credit facility from $15 million to $35 million and extend it for another three years. Because of the material change in the composition of the Board resulting from the completion of the consent solicitation process, we are in ongoing discussions with the lender for purposes of determining their continued willingness to provide the financing and our new Board’s interest in pursuing the previous commitment. At any rate, based on our discussions with lenders and knowledge of the current credit markets, we believe adequate funding sources are available on terms acceptable to the Company, should the new Board decide to pursue a significant return of capital.

ACCOUNTING PRONOUNCEMENTS AND POLICIES

Adoption of New Accounting Standards

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. The statement was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have any impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards that require companies to classify certain financial instruments as liabilities that were previously classified as equity. The Company did not reclassify any financial instruments as a result of adopting SFAS No. 150.

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement benefits – an amendment of FASB Statements No. 87, 88 and 106". The Company has adopted the provisions of the revised statement for fiscal year 2003.

In December 2003, the FASB reissued Revised FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities”, which addresses the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, received a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN No. 46 is required to be applied in financial statements of public entities that have variable interest entities or potential variable interest entities commonly referred to as special-purpose entities created before February 1, 2003 for periods ending after December 15, 2003, and for all other types of entities is required to be applied in financial statements for periods ending after March 15, 2004. Adoption of the standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Application of Critical Accounting Policies

The preparation of financial statements requires the Company to estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these required estimates varies in regard to the level of judgment involved and its potential impact on the Company’s reported financial results. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimate are reasonably likely to occur from period to period, and would materially impact the Company’s financial condition, changes in financial condition or results of operations. The Company’s significant accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements; critical estimates inherent in these accounting policies are discussed in the following paragraphs.

Self-insurance reserves

The Company is self insured for certain losses relating to workers’ compensation, general liability, business auto usage and employee medical claims. The Company has stop-loss coverages to limit the exposure arising from these claims. Self insurance losses for claims filed and claims incurred but not reported are accrued based upon the Company’s estimates of the aggregate liability for uninsured claims incurred using actuarial assumptions followed in the insurance industry and the Company’s historical experience. Loss estimates are adjusted based upon actual claims settlements and reported claims.

Defined benefit retirement plans

The plan obligations and related assets of defined benefit retirement plans are presented in Note 8 of the Notes to Consolidated Financial Statements. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets. In determining the discount rate, the Company utilizes the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans. At February 7, 2004, the actuarial assumptions of the Company’s plans were: discount rate 6.0%; long-term rate of return on plan assets 8.75%; and assumed salary increases 3.75%.

The Company has made certain other estimates that, while not involving the same degree of judgment, are important to understanding the Company’s financial statements. These estimates are in the areas of assessing recoverability of the remaining amount due the Company resulting from the disposal of its previous Wall Décor segment and of long-lived assets, realization of net deferred tax assets and in establishing reserves in connection with restructuring initiatives and other charges and with respect to the Company’s operating lease guarantees related to its former Wall Décor segment. On an ongoing basis, management evaluates its estimates and judgments in these areas based on its substantial historical experience and other relevant factors. Management’s estimates as of the date of the financial statements reflect its best judgment giving consideration to all currently available facts and circumstances. As such, these estimates may require adjustment in the future, as additional facts become known or as circumstances change.

The Company’s management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Company’s Board of Directors and the Audit Committee has reviewed the Company’s disclosure relating to it in this Management Discussion and Analysis.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The statements contained in this report, and in particular in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements, such as the Company’s outlook for portrait studios, future cash requirements, compliance with debt covenants, valuation allowances, and capital expenditures, are only predictions or expectations; actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to: customer demand for the Company’s products and services, the overall level of economic activity in the Company’s major markets, competitors’ actions, manufacturing interruptions, dependence on certain suppliers, changes in the Company’s relationship with Sears and the condition and strategic planning of Sears, fluctuations in operating results, the condition of Prints Plus Inc., the attraction and retention of qualified personnel and other risks as may be described in the Company’s filings with the Securities and Exchange Commission, including its Form 10-K for the year ended February 7, 2004.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign exchange rates. The Company’s debt obligations have primarily fixed interest rates; therefore, the Company’s exposure to changes in interest rates is minimal. The Company’s exposure to changes in foreign exchange rates relative to the Canadian and Mexican operations is minimal. Canadian operations constitute only 10.3% of the Company’s total assets and 7.3% of the Company’s total sales. Mexican operations constitute 1.3% of the Company’s total assets and significantly less than 1% of the Company’s total net sales.

Item 8. Financial Statements and Supplemental Data (a) INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

– Management’s Report	38
– Independent Auditors’ Report	39
– Consolidated Balance Sheets as of February 7, 2004 and February 1, 2003	40–41
– Consolidated Statements of Operations for the fiscal years ended
February 7, 2004, February 1, 2003 and February 2, 2002	42
– Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years
ended February 7, 2004, February 1, 2003 and February 2, 2002	43
– Consolidated Statements of Cash Flows for the fiscal years ended February 7, 2004,
February 1, 2003 and February 2, 2002	44–45
– Notes to Consolidated Financial Statements	46–73

The Company’s fiscal year ends the first Saturday of February. Accordingly, fiscal year 2003 ended February 7, 2004 and consisted of 53 weeks, and fiscal years 2002 and 2001 ended February 1, 2003 and February 2, 2002, respectively, and consisted of 52 weeks. Throughout the “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” section, reference to 2003, 2002 or 2001 will mean the fiscal year ended February 7, 2004, February 1, 2003 and February 2, 2002, respectively.

Management’s Report

        Responsibility for the consolidated financial statements and other information presented throughout the Annual Report on Form 10-K rests with the management of CPI Corp. (“the Company”). The Company believes that the consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and present fairly the substance of transactions based on the circumstances and management’s best estimates and judgment. All financial information throughout the Annual Report on Form 10-K is consistent with that in the consolidated financial statements.

        In meeting its responsibilities for the reliability of the consolidated financial statements, the Company depends on its system of internal controls. The system is designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with the appropriate corporate authorization and recorded properly to permit the preparation of the consolidated financial statements. To test compliance, the Company carries out an extensive audit program. This program includes a review for compliance with written policies and procedures and a comprehensive review of the adequacy and effectiveness of the internal control systems. Although control procedures are designed and tested, it must be recognized that there are limits inherent in all systems of internal accounting control and, as such, errors and irregularities may nevertheless occur. Also, estimates and judgments are required to assess and balance the relative cost and expected benefits of the controls. The Company believes that its system of internal controls provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected within a timely period by employees in the normal course of performing their assigned functions.

        The Board of Directors of the Company has an Audit Committee composed of directors who are not officers or employees of CPI Corp. The committee meets periodically with management, the internal auditors and the independent accountants to consider audit results and to discuss internal accounting control, auditing and financial reporting matters.

        The Company’s independent accountants, KPMG LLP, have been engaged to render an independent professional opinion on the consolidated financial statements. Their opinion on the consolidated financial statements is based on procedures conducted in accordance with auditing standards generally accepted in the United States and forms the basis for their report as to the fair presentation, in the consolidated financial statements, of the Company’s financial position, operating results and cash flows.

/s/ J. David Pierson	/s/ Gary W. Douglass	/s/ Kimberly A. LaBelle

J. David Pierson	Gary W. Douglass	Kimberly A. LaBelle
Chairman, President and	Executive Vice President,	Vice President, Controller
Chief Executive Officer	Finance and Chief Financial Officer	Principal Accounting Officer
Page 38

INDEPENDENT AUDITORS’ REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS CPI CORP.:

        We have audited the consolidated financial statements of CPI Corp. and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CPI Corp. and subsidiaries as of February 7, 2004 and February 1, 2003, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 7, 2004, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

/s/ KPMG LLP —————————————— KPMG LLP

St. Louis, Missouri April 8, 2004 Page 39

CPI CORP. Consolidated Balance Sheets – Assets

thousands	February 7, 2004	February 1, 2003

ASSETS
Current assets:
Cash and cash equivalents	$51,011	$57,922
Accounts receivable:
Due from licensor stores	7,447	7,888
Other	59	727
Inventories	11,858	11,767
Prepaid expenses and other current assets	7,488	6,499
Refundable income taxes	2,166	6,812
Deferred tax assets	11,947	4,907

Total current assets	91,976	96,522

Property and equipment:
Land	2,765	2,803
Building improvements	26,520	26,554
Leasehold improvements	6,571	6,589
Photographic, sales and manufacturing equipment	210,745	188,836

Total	246,601	224,782
Less accumulated depreciation and amortization	193,866	177,280

Property and equipment, net	52,735	47,502
Assets of business transferred under contractual arrangements:
Preferred Security	7,060	9,566
Loan receivable	1,915	475
Assets of supplemental retirement plan:
Cash surrender value of life insurance policies (net of borrowings of $1,548 and $1,596 at February 7, 2004 and February 1, 2003,
respectively)	11,396	10,161
Other investments	95	3,600
Other assets, net of amortization of $1,359 at both
February 7, 2004 and February 1, 2003	2,052	11,464

TOTAL ASSETS	$167,229	$179,290

See accompanying notes to consolidated financial statements. Page 40

CPI CORP. Consolidated Balance Sheets – Liabilities and Stockholders’ Equity

thousands, except share and per share data	February 7, 2004	February 1, 2003

LIABILITIES
Current liabilities:
Current maturities of long-term debt	$8,580	$8,580
Accounts payable	15,294	10,114
Accrued employment costs	12,297	13,019
Customer deposit liability	24,897	27,072
Sales taxes payable	2,524	2,681
Accrued advertising expenses	1,803	1,232
Accrued expenses and other liabilities	3,024	3,792

Total current liabilities	68,419	66,490

Long-term debt, less current maturities	25,589	34,116
Accrued pension obligations	10,364	9,646
Supplemental retirement plan obligations	3,547	6,188
Customer deposit liability	4,769	5,934
Other liabilities	2,715	2,733

Total liabilities	115,403	125,107

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 1,000,000 shares authorized; no shares outstanding	—	—
Preferred stock, Series A, no par value, 200,000 shares authorized;
no shares outstanding	—	—
Common stock, $.40 par value, 50,000,000 shares authorized; 18,360,238 and
18,288,006 shares issued at February 7, 2004 and February 1, 2003,
respectively	7,344	7,315
Additional paid in capital	52,272	51,211
Retained earnings	230,394	234,022
Accumulated other comprehensive loss	(9,599)	(10,703)

	280,411	281,845
Treasury stock – at cost, 10,292,503 and 10,238,303 shares at
February 7, 2004 and at February 1, 2003, respectively	(228,577)	(227,642)
Unamortized deferred compensation– restricted stock	(8)	(20)

Total stockholders’ equity	51,826	54,183

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$167,229	$179,290

See accompanying notes to consolidated financial statements. Page 41
CPI CORP. Consolidated Statements of Operations Fifty-three weeks ended February 7, 2004 and Fifty-two weeks ended February 1, 2003 and February 2, 2002

thousands, except share and per share data	2003	2002	2001

Net sales	$301,683	$308,644	$319,168

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	40,865	40,297	42,974
Selling, general and administrative expenses	235,790	229,023	234,100
Depreciation and amortization	17,240	20,058	23,743
Other charges and impairments	5,515	6,042	5,640

	299,410	295,420	306,457

Income from operations	2,273	13,224	12,711

Interest expense	2,949	3,578	4,229
Interest income	1,709	2,009	1,778
Other income, net	850	111	303

Earnings from continuing operations before income tax expense	1,883	11,766	10,563

Income tax expense	665	4,133	3,540

Net earnings from continuing operations	1,218	7,633	7,023
Net loss from discontinued operations, net of income tax benefit of $578
and $259, respectively	—	(1,093)	(482)

NET EARNINGS	$1,218	$6,540	$6,541

EARNINGS (LOSS) PER COMMON SHARE

Net earnings per share from continuing operations - diluted	$0.15	$0.94	$0.88
Net loss per share from discontinued operations - diluted	—	(0.14)	(0.06)

Net earnings per share - diluted	$0.15	$0.80	$0.82

Net earnings per share from continuing operations - basic	$0.15	$0.95	$0.90
Net loss per share from discontinued operations - basic	—	(0.14)	(0.06)

Net earnings per share - basic	$0.15	$0.81	$0.84

Dividends per share	$0.60	$0.56	$0.56

Weighted average number of common and common equivalent
shares outstanding-diluted	8,148,164	8,086,472	7,938,915
Weighted average number of common and common equivalent
shares outstanding-basic	8,081,619	8,040,149	7,840,612
See accompanying notes to consolidated financial statements. Page 42
CPI CORP. Consolidated Statements of Changes in Stockholders’ Equity Fifty-three weeks ended February 7, 2004 and Fifty-two weeks ended February 1, 2003 and February 2, 2002

thousands, except share and per share data	Common stock	Additional paid–in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock, at cost	Deferred compensation – restricted stock	Total

Balance at February 3, 2001	$7,154	$44,363	$229,803	$(3,478)	$(227,699)	$(7)	$50,136

Net earnings			6,541				6,541
Total other comprehensive loss				(1,908)			(1,908)

Total comprehensive income							4,633
Issuance of common stock to
employee stock plans and
option exercises
(316,098 shares)	127	5,482				(36)	5,573
Dividends ($0.56 per common share)			(4,364)				(4,364)
Issuance of treasury stock					57		57
Amortization of deferred
compensation – restricted
stock						9	9

Balance at February 2, 2002	7,281	49,845	231,980	(5,386)	(227,642)	(34)	56,044

Net earnings			6,540				6,540
Total other comprehensive loss				(5,317)			(5,317)

Total comprehensive income							1,223
Issuance of common stock to
employee stock plans and
option exercises
(86,263 shares)	34	1,366					1,400
Dividends ($0.56 per common share)			(4,498)				(4,498)
Amortization of deferred
compensation – restricted
stock						14	14

Balance at February 1, 2003	7,315	51,211	234,022	(10,703)	(227,642)	(20)	54,183

Net earnings			1,218				1,218
Total other comprehensive income				1,104			1,104

Total comprehensive income							2,322
Issuance of common stock to
employee stock plans and
option exercises
(72,232 shares)	29	1,061					1,090
Dividends ($0.60 per common share)			(4,846)				(4,846)
Purchase of treasury stock
(54,200 shares)					(935)		(935)
Amortization of deferred
compensation – restricted
stock						12	12

Balance at February 7, 2004	$7,344	$52,272	$230,394	$(9,599)	$(228,577)	$(8)	$51,826

See accompanying notes to consolidated financial statements. Page 43
CPI CORP. Consolidated Statements of Cash Flows Fifty-three weeks ended February 7, 2004 and Fifty-two weeks ended February 1, 2003 and February 2, 2002

thousands	2003	2002	2001

Reconciliation of net earnings to cash flows provided by (used in)
operating activities:

Net earnings from continuing operations	$1,218	$7,633	$7,023

Adjustments for items not requiring cash:
Depreciation and amortization	17,240	20,058	23,743
Loss on disposition of property, plant and equipment	303	723	205
Deferred income taxes	(2,504)	(2,282)	4,965
Deferred revenues and related costs	(2,835)	154	(494)
Post-closing adjustment on Preferred Security	—	147	—
Accrued interest on Preferred Security	5	3	(69)
Impairment loss	—	4,171	—
Other	2,145	(2,916)	(2,085)

Decrease (increase) in current assets:
Receivables and inventories	1,017	(2,041)	2,390
Refundable income taxes	4,646	—	(4,698)
Prepaid expenses and other current assets	(1,327)	250	1,738

Increase (decrease) in current liabilities:
Accounts payable, accrued expenses and other liabilities	4,105	388	1,475
Income taxes	—	2,311	(5,492)

Cash flows provided by continuing operations	24,013	28,599	28,701
Cash flows used in discontinued operations	—	(1,093)	(482)

Cash flows provided by operating activities	$24,013	$27,506	$28,219

See accompanying notes to consolidated financial statements. Page 44
CPI CORP. Consolidated Statements of Cash Flows (continued) Fifty-three weeks ended February 7, 2004 and Fifty-two weeks ended February 1, 2003 and February 2, 2002

thousands	2003	2002	2001

Cash flows provided by operating activities	$24,013	$27,506	$28,219

Cash flows provided by (used in) financing activities:
Repayment of long-term obligations	(8,580)	(8,580)	(8,580)
Proceeds from borrowings against cash surrender value
of life insurance	289	1,596	—
Repayment of borrowings against cash surrender value
of life insurance	(337)	—	—
Issuance of common stock to employee stock plans
and option exercises	1,090	1,400	5,609
Cash dividends	(4,846)	(4,498)	(4,364)
Issuance of treasury stock	—	—	62
Purchase of treasury stock	(935)	—	(5)

Cash flows used in financing activities:	(13,319)	(10,082)	(7,278)

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(22,764)	(8,991)	(14,964)
Redemptions of Preferred Security	2,500	353	1,000
Changes in loan receivable:
Borrowings	(61,079)	(51,264)	(9,333)
Repayments	59,639	52,307	7,815
Purchases of investment securities in Rabbi Trust	(2,843)	(3,249)	(3,101)
Proceeds from sales of investment securities in Rabbi Trust	6,348	4,600	5,647

Cash flows used in investing activities	(18,199)	(6,244)	(12,936)

Effect of exchange rate changes on cash and cash equivalents	594	187	(270)

Net (decrease) increase in cash and cash equivalents	(6,911)	11,367	7,735

Cash and cash equivalents at beginning of year	57,922	46,555	38,820

Cash and cash equivalents at end of year	$51,011	$57,922	$46,555

Supplemental cash flow information:
Interest paid	$2,907	$3,518	$4,242

Income taxes paid (refunded)	$(4,230)	$2,779	$7,350

See accompanying notes to consolidated financial statements. Page 45

CPI CORP.
Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

CPI Corp. (the “Company”) is a holding company engaged, through its majority or wholly-owned subsidiaries and partnerships, in selling and manufacturing professional portrait photography of babies, children, adults and family groups and offers other related products and services.

The Company operates 1,018 professional portrait studios as of February 7, 2004 throughout the United States, Canada and Puerto Rico under license agreements with Sears, Roebuck and Co. (“Sears”). On August 14, 2003, the Company announced the execution of an amendment to its agreement with Sears eliminating the then existing exclusivity provision from that agreement. In return for the removal of the exclusivity provision, the Company, upon certain conditions, has agreed to provide Sears with certain commission adjustments through 2008, the remaining term of the current agreement. The Company opened its first Mexican studio in February 2003. That studio is located in City Club, a wholesale club launched by Soriana, owner of a leading Mexican chain of hypermarkets. The Company had 18 fully operational studios by the end of the fiscal year. In the first quarter of 2003, the Company also launched its mobile photography operations under the name Everyday Expressions™ offering mobile photography services to childcare centers in four metropolitan markets. The Company currently offers mobile photography services to childcare centers, youth sports associations and events in twenty-six markets throughout the United States. In addition, the Company operates searsphotos.com, an on-line photofinishing service as well as a vehicle for the Company’s customers to archive, share portraits via email and order additional portraits and products.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company consolidates all subsidiaries in which it has a majority voting interest. All significant intercompany accounts and transactions are eliminated in consolidation. Certain items in prior years have been reclassified to conform to the current year presentation.

Fiscal Year

The Company’s fiscal year ends on the first Saturday of February. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years.

Fiscal year	Ended	Weeks

2003	February 7, 2004	53
2002	February 1, 2003	52
2001	February 2, 2002	52

Business Concentrations

Volume of business – The Company’s customers are not concentrated in any specific geographic region. Due to the widely dispersed nature of the Company’s nationwide retail business across millions of customers, no single customer accounted for a significant amount of the Company’s sales.

Revenues – Approximately 98% of total revenues for fiscal year 2003 and 99% of total revenues for fiscal years 2002 and 2001 were derived from sales at permanent portrait studios operating under the Sears Portrait Studio name. These studios operate under agreements with Sears in the United States, Canada and Puerto Rico that require the Company to pay license fees to Sears based on net sales.

CPI CORP.
Notes to Consolidated Financial Statements

Sources of supply – The Company purchases photographic paper, film and chemistry from three major manufacturers. The Company purchases other equipment and materials for all its operations from a number of suppliers and is not dependent upon any other supplier for any specific kind of equipment. The Company has had no difficulty in the past obtaining sufficient materials to conduct its businesses and believes its relationships with suppliers are good.

Foreign operations – Included in the Company’s consolidated balance sheets at February 7, 2004 and February 1, 2003 are long-lived assets of $1.7 million and $4.3 million, respectively employed in the Company’s Canadian operations. Long-lived assets employed in the Company’s new Mexican operations were $1.3 million as of February 7, 2004. Net sales related to the Canadian operations were $22.1 million, $21.6 million and $22.7 million in fiscal 2003, 2002 and 2001, respectively. Net sales related to the Mexican operations were $731,000 in fiscal 2003.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to workers’ compensation and employee health insurance liability self insurance reserves; recoverability of long-lived assets; establishing restructuring and other reserves; and defined benefit retirement plan assumptions. Actual results could differ from those estimates.

Foreign Currency Translations

Assets and liabilities of foreign operations are translated into U.S. dollars at the exchange rate in effect on the balance sheet date, while income and expense accounts are translated at the average rates in effect during each fiscal year. Gains and losses on foreign currency translations are included in the determination of accumulated other comprehensive income (loss) for the year. These gains (losses) amounted to $1.7 million, $403,000 and ($798,000), in 2003, 2002 and 2001, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories include raw material inventories of film, paper and chemicals and are stated at the lower of cost or market, with cost of the majority of inventories being determined by the first-in, first-out (FIFO) method and the remainder by the last-in, first-out (LIFO) method. Costs incurred relating to portraits processed pending delivery to customers, or in-process, are inventoried and expensed when the related sales revenue is recognized.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization.

CPI CORP.
Notes to Consolidated Financial Statements

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

In accordance with Accounting Standards Executive Committee Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, photographic, sales and manufacturing equipment includes amounts related to the capitalization of certain costs incurred in connection with developing or obtaining software for internal use.

Long-lived Asset Recoverability

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, long-lived assets, primarily property and equipment, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The SFAS No. 144 impairment test is a two-step process. If the carrying value of the asset exceeds the expected future cash flows (undiscounted and without interest) from the asset, an impairment is indicated. The impairment loss recognized is the excess of the carrying value of the asset over its fair value.

Self-Insurance Reserves

The Company is self-insured for certain losses relating to workers’ compensation, general liability, business auto usage and employee medical claims. The Company has stop-loss coverages to limit the exposure arising from these claims. Self insurance losses for claims filed and claims incurred but not reported are accrued based upon the Company’s estimates of the aggregate liability for uninsured claims incurred using actuarial assumptions followed in the insurance industry and the Company’s historical experience. Loss estimates are adjusted based upon actual claims settlements and reported claims.

Revenue Recognition and Deferred Costs

Sales revenues are recorded when portraits and/or other merchandise are delivered to customers. Costs incurred relating to portraits processed pending delivery to customers, or in-process, are inventoried and expensed when the related photographic sales revenue is recognized.

The Company offers a customer loyalty program (Smile Savers Plan®) under which a customer pays a one-time fee and in return pays no sitting fees for unlimited portrait sessions over the twenty-four month period covered by the program. The entire Smile Savers Plan® fee received is deferred and amortized into revenues on a straight-line basis over the twenty-four month period of the customer’s program.

CPI CORP.
Notes to Consolidated Financial Statements

Advertising Costs

The Company expenses costs associated with newspaper, magazines and other media advertising the first time the advertising takes place. Certain direct-response advertising costs are capitalized. Direct-response advertising consists of direct mail advertisements and certain broadcast costs. Such capitalized costs are amortized over the expected period of future benefits following the delivery of the direct media in which it appears.

The consolidated balance sheets include capitalized direct-response advertising costs of $1.3 million and $1.1 million at February 7, 2004 and February 1, 2003, respectively. Advertising expense for 2003, 2002 and 2001 was $33.9 million, $36.6 million and $39.4 million, respectively.

Defined Benefit Plans

For purposes of its retirement plans, the Company utilizes a measurement date of December 31. At the measurement date, plan assets are determined based on fair value. The net pension and supplemental executive retirement benefits obligations and the related periodic costs are based on, among other things, assumptions of the discount rate, estimated return on plan assets and salary increases. These obligations and related periodic costs are measured using actuarial techniques and assumptions. The actuarial cost method used to compute the pension liabilities and related expense is the projected unit method. Market related value of assets are valued with a five-year phase in of gains and losses since January 1, 2001.

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

CPI CORP.
Notes to Consolidated Financial Statements

Stock-based Compensation Plans

At February 7, 2004, the Company had various stock-based employee compensation plans which are described more fully in Note 7. The Company accounts for those plans in accordance with APB No. 25, “Accounting For Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost was reflected in net income, as no options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.

thousands, except per share data	2003	2002	2001

Net earnings - as reported	$1,218	$6,540	$6,541
Less: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related taxes	(179)	(220)	(188)

Net earnings - pro forma	$1,039	$6,320	$6,353

Earnings per common share – basic
As reported	$0.15	$0.81	$0.84
Pro forma	$0.13	$0.79	$0.81

Earnings per common share – diluted
As reported	$0.15	$0.80	$0.82
Pro forma	$0.13	$0.78	$0.80

Per Share Calculations

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the periods presented. Diluted earnings per common share also include the dilutive effect of potential common shares (primarily dilutive stock options) outstanding during the period for the periods presented.

Industry Segment Information

In years prior to 2002, the Company reported results in two business segments, Portrait Studios and Technology Development. As is more fully discussed in Note 6, in the fourth quarter of 2002, the Company exited the previously-existing Technology Development segment. Accordingly, the selected industry segment information called for by Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information”, is no longer applicable and thus is not presented. Selected industry segment information related to the then-existing Technology Development segment and presented in years prior to 2002 has not been included herein as all amounts related to that segment are immaterial in relation to the consolidated financial statements for these years. As a result of the discontinued Technology Development segment, the Company now only operates in one segment.

CPI CORP.
Notes to Consolidated Financial Statements

NOTE 2 – IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. The statement was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have any impact on the Company’s financial statements in 2003.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards that require companies to classify certain financial instruments as liabilities that were previously classified as equity. The Company did not reclassify any financial instruments as a result of adopting SFAS No. 150.

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88 and 106". The Company has adopted the provisions of the revised statement for fiscal year 2003.

In December 2003, the FASB reissued Revised FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities”, which addresses the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, received a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN 46 is required to be applied in financial statements of public entities that have variable interest entities or potential variable interest entities commonly referred to as special-purpose entities created before February 1, 2003 for periods ending after December 15, 2003, and for all other types of entities is required to be applied in financial statements for periods ending after March 15, 2004. Adoption of the standard did not have any impact on the Company’s financial statements.

CPI CORP.
Notes to Consolidated Financial Statements

NOTE 3 – DISCONTINUED OPERATIONS

Wall Decor Segment

In April 2000, the Company announced it was negotiating to sell its Wall Decor segment, a business operated by the Company since 1993 under the name Prints Plus. In August 2000, the Company announced that negotiations to sell its Wall Decor business had terminated and the Company was pursuing other buyers for this business. Subsequently, in April 2001, the Company announced it had signed an agreement with TRU Retail, Inc. (“TRU Retail”), a corporation formed by top management of Prints Plus, to buy the Wall Decor segment.

In July 2001, the Company announced the completion of the sale of its Wall Decor segment for $16.0 million. The sales price reflected the receipt of $11.0 million in a Preferred Security of Prints Plus, approximately $4.0 million in cash, other consideration netting to $1.0 million and the assumption of certain liabilities. The sales price was subject to final post-closing adjustments. The Company also announced it had provided TRU Retail, Inc., the legal entity that acquired and was subsequently merged into Prints Plus, Inc. (“Prints Plus”) with a $6.4 million revolving line of credit, from which borrowings and repayments are made on a daily basis. The Company elected to provide a revolving line of credit to TRU Retail because it believed a third party commercial lender would have imposed certain restrictions on the amount of cash TRU Retail could use to pay dividends on and redeem shares of the Preferred Security. In addition, the Company did not want to be in a subordinate position to another lender because the Company is the guarantor of certain retail store leases that TRU Retail assumed (see below). The Company, as the sole holder of the Preferred Security, is entitled to receive, prior in preference to any class or series of capital stock of TRU Retail, Inc., a cumulative, compounding, cash dividend at the rate per annum of nine percent of the par value, paid annually.

In the event of any liquidation, dissolution, or winding up of TRU Retail, the holder of the Preferred Security is entitled to receive, prior to and in preference to any distribution of TRU Retail’s assets to holders of each other class and series of TRU Retail’s capital stock and to the extent funds of TRU Retail are sufficient, an amount equal to the aggregate of the par value of, and accrued but unpaid dividends with respect to, each share of Preferred Security. Upon the occurrence of certain events relating to TRU Retail (public offering, sale of substantially all its assets, merger in which TRU Retail is not the surviving entity or a transaction in which a majority of the common shares are transferred to another entity), at the option of the holder, each share of the Preferred Security is convertible into share of common stock of TRU Retail, pursuant to a formula set forth in the Certificate of Designation designating the Preferred Security. The holder of the Preferred Security may tender to TRU Retail for redemption a limited number of shares of the Preferred Security on an annual basis.

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

CPI CORP.
Notes to Consolidated Financial Statements

Subsequently, in January 2002, May 2002 and February 2003, the balance of the Preferred Security decreased due to the optional redemption of $1.0 million, $353,000 and $2.5 million, respectively, of the security by Prints Plus in cash, and, in the first quarter of 2002, by a final post-closing adjustment of $147,000 to the security reflecting a decrease in the final sales price. The final purchase price adjustment related principally to certain expenses incurred by Prints Plus covered by an indemnity of the Company, and was accounted for by a charge to selling, general and administrative expenses and a credit to the Preferred Security balance. These events, offset by the accrued interest income of $60,000 that is also reflected in the value of the Preferred Security, resulted in a balance on February 7, 2004 of $7.1 million. At February 7, 2004, the Company held 7,000 shares of the Preferred Security with a redemption price per share of $1,000.

In assessing the recoverability of its recorded investment in the Preferred Security, the Company reviews whether events or changes in circumstances indicate that the carrying value may not be recoverable. This review includes an analysis of the current operating performance of Prints Plus, including the amounts of free cash flow being generated providing for interest and debt service as well as their compliance with all the performance standards included within the covenants of the Preferred Security. Based on this review, no valuation allowance is deemed necessary at February 7, 2004.

Borrowings under the revolving line of credit extended to Prints Plus were $1.9 million and $475,000 as of February 7, 2004 and February 1, 2003, respectively. Interest income earned on this revolving line of credit for 2003, 2002 and 2001 was $206,000, $157,000 and $120,000, respectively. Although the legal transfer of ownership of the Company’s Wall Décor segment was completed in July 2001, the transaction was not accounted for as a divestiture for accounting purposes as it was the Company’s assessment, because of the Company’s continuing financial interest in the business, that the risks and other incidents of ownership had not been transferred to the buyer with sufficient certainty. The Company’s continuing financial interest is represented by the following:

•	The repayment of the Preferred Security, which constitutes the principal consideration in the transaction, is dependent on future successful operations of the business.

•	The continued necessity for operating lease guarantees of the business by the Company.

•	Absence of a significant financial investment in the business by the buyer as the majority of the cash paid at closing was advanced under the Company’s revolving line of credit to TRU Retail.

As a result of its continuing financial interest in Prints Plus, the Company, in accordance with the guidance provided in SEC Staff Accounting Bulletin, Topic 5-“Miscellaneous Accounting”, Subtopic E- “Accounting for Divestiture of a Subsidiary or Other Business Operation”, is required to follow a modified equity method of accounting. The modified equity method requires cumulative losses, if any, incurred by Prints Plus during its fiscal year be reflected in the Company’s financial statements as a valuation allowance and corresponding charge to income. As a result of Prints Plus’ operating performance and compliance with the covenants of the Preferred Security and revolving line of credit, no valuation allowance was recorded as of February 7, 2004.

Further, if Prints Plus defaults on certain operating real estate leases, the Company guaranteed monthly lease payments over the remaining life of these leases. As of February 7, 2004, the maximum future obligation to the Company would be $10.1 million before any negotiation with landlords or subleasing. Based on scheduled lease payments, the maximum future obligations will decrease an additional $5.0 million by the end of fiscal 2004, then by $2.9 million in 2005 and approximately $2.2 million over the next two years. To recognize the risk associated with these leases, a $1.0 million reserve was established in 2001. The $1.0 million reserve was established assuming an average of seventy-five days of lease payments for each of the fifty-six leases then guaranteed by the Company. The seventy-five day estimate was based upon the Company’s historical experiences in settling lease obligations resulting from early terminations of leases, taking into account the nature of prime mall space represented by the guaranteed leases. The Company has recognized no losses to date related to its obligations under these guarantees. At February 7, 2004, the Company had made no further allowances for defaults under these operating leases as, in the opinion of management, Prints Plus is meeting the performance standards established under the operating leases.

CPI CORP.
Notes to Consolidated Financial Statements

Technology Development Segment

During the third quarter of fiscal 2002, management completed a review of the infrastructure and platform from which it delivers technology development and support services. The objectives of the review were to 1) improve focus on and support for the Company’s core portraiture business, 2) improve organizational functionality and systems flexibility, and 3) eliminate duplicative cost structures. Consequently, during the fourth quarter of fiscal 2002, final decisions were made and implemented regarding the elimination of the Company’s separate technology segment. To achieve the aforementioned objectives, the Company transferred the technology development activities, previously performed by its subsidiary Centrics Technology, Inc. (“Centrics”), back into a newly reorganized corporate technology function. In addition, the Company decided to no longer pursue the sale of consulting and software development to third parties. Net revenues from such sales amounted to approximately $636,000 and $103,000 in 2002 and 2001, respectively.

For financial reporting purposes, in 2002 the Company has classified its former Technology Development segment as a discontinued operation and has reclassified prior year amounts to conform to the current presentation. Also, through the elimination of the Company’s separate technology segment and the transfer of activities to the corporate technology function, the Company incurred certain fourth quarter charges in 2002 related to the discontinued operations, including approximately $537,000 in employee severance pay, $243,000 in remaining lease obligation accruals and $266,000 in asset abandonment write-offs.

NOTE 4 – BORROWINGS

Short-term

The Company has a $15.0 million revolving credit facility (the “Revolving Facility”) which expires June 20, 2004 and carries variable interest rate charged at either LIBOR or prime rate funds, with an applicable margin added. A commitment fee of 0.200% to 0.375% per annum is payable on the unused portion of the Revolving Facility.

As of February 7, 2004, there were no borrowings under the Revolving Facility other than the need to support the principal amount of $6.9 million in outstanding standby letters of credit used in conjunction with the Company’s self insurance programs.

The Revolving Facility requires the Company maintain certain financial ratios and comply with certain restrictive covenants. As of February 7, 2004, the Company is in compliance with all covenants. In addition, the Company is currently in negotiations to establish a new revolving credit facility and expects to have an agreement in place prior to the expiration of the existing Revolving Facility.

Long-term

The Company has a $60.0 million Senior Note Agreement (the “Note Agreement”) privately placed with two major insurance companies. The Note Agreement was entered into in June 1997. The notes issued pursuant to the Note Agreement mature over a ten-year period with an average maturity of seven years and call for annual principal payments beginning in 2001 with the final payment due in 2007.

Interest on the notes is payable semi-annually, in June and December, at an average effective fixed rate of 7.46%. The Company incurred $591,000 in issuance costs associated with the private placement of the notes. These costs are being amortized using the effective interest method over the ten-year life of the notes.

The Note Agreement also requires that the Company maintain certain financial ratios and comply with certain restrictive covenants. As of February 7, 2004, the Company was in compliance with all the covenants.

CPI CORP. Notes to Consolidated Financial Statements

Outstanding debt obligations are as follows:

thousands	February 7, 2004	February 1, 2003

Senior notes, net of unamortized
issuance costs	$34,169	$42,696

Less: current maturity	8,580	8,580

	$25,589	$34,116

As of February 7, 2004, long-term debt maturities for the next four fiscal years are as follows:

thousands

2004	$8,580
2005	8,580
2006	8,580
2007	8,520

$34,260
Unamortized issuance costs	(91)

$34,169

NOTE 5 – STOCKHOLDERS’ EQUITY

Shareholder Rights Plan

In 2000, the Board of Directors renewed its Shareholders Rights Plan (“Rights Plan”) under which holders of CPI Corp. common stock after March 2000 are granted a dividend distribution of one right (a “Right”) for each share of Company common stock held. Each right entitles stockholders to buy one one-hundredth of a share of Series A Participating Preferred Stock of the Company at an exercise price of $96.00. Each preferred share fraction is designed to be equivalent in voting and dividend rights to one share of common stock.

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

Each right will entitle its holders to purchase, at the Right’s then-current exercise price, common stock of CPI Corp. having a value of twice the Right’s exercise price. This amounts to the right to buy common stock of the Company at half price. Rights owned by the party triggering the exercise of Rights will not be exercisable. In addition, if after any person has become a 20%-or-more stockholder, the Company is involved in a merger or other business combination transaction with another person in which its shares of common stock are exchanged or converted, or sells 50% or more of its assets or earning power to another person, each Right will entitle its holder to purchase, at the Right’s then-current exercise price, shares of common stock of such other person having a value of twice the Right’s exercise price.

CPI CORP.
Notes to Consolidated Financial Statements

Share Repurchase Program

On June 3, 2003, the Board of Directors authorized the Company to repurchase up to 5% of its common shares on the open market from time to time depending on market conditions. Under this authorization, the Company purchased 54,200 shares of stock for $935,000 at an average price of $17.26 during 2003. As of February 7, 2004, the Company had remaining authorization to repurchase 350,843 shares.

Annual Dividend Rate

On June 3, 2003, the Company announced that its Board of Directors approved a 14% increase in the annual dividend rate paid on the Company’s common stock from $.56 per share to $.64 per share effective with the third quarter 2003 dividend payment.

Comprehensive Income and Accumulated Other Comprehensive Loss

The following table shows the computation of comprehensive income:

thousands	2003	2002	2001

Net earnings	$1,218	$6,540	$6,541

Other comprehensive income (loss):
Foreign currency translation adjustments	1,668	403	(798)
Minimum pension liability adjustment, net (1)	(564)	(5,720)	(1,110)

Total accumulated other comprehensive income (loss)	1,104	(5,317)	(1,908)

Total comprehensive income	$2,322	$1,223	$4,633

(1)	Net of tax benefit of $345, $3,506 and $652 for 2003, 2002 and 2001, respectively.

The following table displays the components of accumulated other comprehensive loss as of February 7, 2004, February 1, 2003 and February 2, 2002:

thousands	2003	2002	2001

Foreign currency translation adjustments	$2,205	$3,873	$4,276
Minimum pension liability, net of taxes	7,394	6,830	1,110

Accumulated other comprehensive loss	$9,599	$10,703	$5,386

Page 56

CPI CORP. Notes to Consolidated Financial Statements

NOTE 6 – OTHER CHARGES AND IMPAIRMENTS

Other charges and impairments included the following:

thousands	2003	2002	2001

Restructuring Initiatives:
Executive management repositioning	$659	$380	$5,640
Exiting Technology Development segment (1)		1,046
Production facility closure	121	982
Corporate administrative support
headcount reductions	687	509

Other Charges:
Impairment losses		4,171
Professional fees - proxy consent solicitation	1,663
Pension plan curtailment	2,385

	5,515	7,088	5,640
Less:
Exiting Technology Development segment (1)		(1,046)

Total Other Charges and Impairments	$5,515	$6,042	$5,640

(1)	Charges relating to exiting the Technology Development segment are included as a component of discontinued operations in the accompanying Consolidated Statements of Operations.

Executive Management Repositioning

During the fourth quarter of 2003 and the third quarter of 2002, the Company recognized $659,000 and $380,000, respectively, in expense consisting principally of severance pay and supplemental retirement plan benefits related to the early retirement of senior executives.

In February 2001, the Company announced it had hired J. David Pierson as Chairman and Chief Executive Officer to replace the retiring Alyn V. Essman. The Company incurred $1.7 million in 2001 in other charges related to the severance pay, recognition of unamortized supplemental retirement plan benefits and other costs associated with the retirement of Mr. Essman and recruitment of Mr. Pierson.

In addition, in December 2001, the Company announced that Russ Isaak, President, and Pat Morris, Senior Executive Vice President and President of the Company’s Portrait Studio division, would retire from their respective positions and resign from the Company’s Board of Directors effective the end of the fiscal year. The Company incurred $2.8 million in 2001 in expenses for severance pay, recognition of unamortized supplemental retirement plan benefits and other costs related to these and other administrative retirements at year-end.

Throughout 2001, the Company reviewed its administrative employee structure in an effort to more efficiently support the operating divisions, which resulted in $1.1 million in severance pay and recognition of unamortized supplemental retirement plan benefits.

CPI CORP.
Notes to Consolidated Financial Statements

Exiting Technology Development Segment

During the third quarter of 2002, management completed a review of the infrastructure and platform from which it delivers technology development and support services. The objectives of the review were to 1) improve focus on and support for the Company’s core portraiture business, 2) improve organizational functionality and systems flexibility, and 3) eliminate duplicative cost structures.

Consequently, during the fourth quarter of 2002, final decisions were made and implemented regarding the elimination of the Company’s separate technology segment. To achieve the aforementioned objectives, the Company transferred the technology development activities for its portrait studios, previously performed by its subsidiary Centrics Technology, Inc. (“Centrics”), back into a newly reorganized corporate technology function. In addition, the Company decided to no longer pursue the sale of consulting and software development to third parties.

In 2002, through the elimination of the Company’s separate technology segment and the transfer of activities to the corporate technology function, the Company incurred certain fourth quarter charges related to the discontinued operations, including approximately $537,000 in employee severance pay, $243,000 in remaining lease obligation accruals and $266,000 in asset abandonment write-offs.

For financial reporting purposes, in 2002 the Company has classified its former Technology Development segment as a discontinued operation and has reclassified prior year amounts to conform to the current presentation.

Production Facility Closure

During the fourth quarter of 2003, the Company recorded an additional charge of $121,000 relating to the closure of its Las Vegas manufacturing facility that occurred in the fourth quarter of 2002. This charge resulted principally from the Company’s inability to realize the expected sublease income on the facility recorded in 2002 as an offset to the remaining lease obligation accrual.

During the fourth quarter of 2002, management completed a review of its manufacturing capacity. As a result, the Company’s Las Vegas manufacturing facility was closed. This action resulted in charges of approximately $407,000 in employee severance, $270,000 in accruals, net of expected sublease income, relating to the remaining lease obligations and $305,000 in asset abandonment write-offs.

Corporate Administrative Support Reductions

During the fourth quarters of 2003 and 2002, management reviewed its overall level of corporate support expenses. Consequently, a number of support positions in the Company’s corporate headquarters were eliminated resulting in employee severance accruals of approximately $687,000 and $509,000, respectively.

Impairment Losses

In the third quarter of 2002, as part of the ongoing transfer and reorganization activities discussed above relating to the Company’s then-existing Technology Development segment, certain strategic technology decisions were made that either reduced or eliminated the future utility of certain historic capitalized technology development costs necessitating a write-down or write-off of these costs, thus resulting in a pre-tax, non-cash, charge of $4.2 million.

CPI CORP.
Notes to Consolidated Financial Statements

The impacted development activities included a proprietary digital camera development project ($2.9 million, including $2.5 million in equipment costs), a digital manufacturing system ($445,000) and, a portion of the store automation system platform ($863,000). In the case of both the digital camera project and the digital manufacturing system, the Company has made the decision to prospectively utilize commercially available cameras and digital manufacturing software. The Company’s change in technology direction and its decision to no longer pursue the sale of technology services to third parties resulted in the need to write-off a portion of its store automation system capitalized software code.

Consent Solicitation

In the third and fourth quarters of 2003, the Company incurred $480,000 and $1.2 million, respectively, of professional services costs related to a consent solicitation initiated by a group of shareholders.

Pension Plan Curtailment

During 2003, the Company completed a comprehensive analysis of its retirement plan practices and their projected costs, especially as they compare to other retail industries. As a result of the analysis, on February 3, 2004 the Company implemented a freeze of future benefit accruals under the Retirement Plan effective April 1, 2004, except for those employees with ten years of service and who have attained age 50 who were grandfathered and whose benefits will continue to accrue. The Company incurred a charge of $2.4 million related to the pension plan curtailment.

CPI CORP. Notes to Consolidated Financial Statements

The following is a summary of the 2003 activity in the reserves established in connection with the Company’s restructuring and other initiatives:

thousands	Reserve Balance 02/01/03	2003 Charges	Asset Write- Downs	Long-term pension liability	Cash Payments	Reserve Balance 02/07/04
Restructuring Initiatives:

Executive Management Repositioning –
Termination/retirement costs	$132	$659	$—	$—	$(785)	$6

Exiting Technology Development Segment:
Employee termination costs	418	—	—	—	(418)	—
Remaining lease obligations	228	—	—	—	(228)	—

	646	—	—	—	(646)	—
Production Facility Closure:
Employee termination costs	402	—	—	—	(302)	100
Asset abandonment write-downs
and other costs	16	—	(16)	—	—	—
Remaining lease obligations	270	121	—	—	(177)	214

	688	121	(16)	—	(479)	314
Corporate Administrative Support Reductions –
Termination/retirement costs	430	687	—	—	(407)	710

Other Charges:

Professional fees – proxy consent solicitation	—	1,663	—	—	(1,196)	467
Pension plan curtailment	—	2,385	—	(2,385)	—	—

TOTAL	$1,896	$5,515	$(16)	$(2,385)	$(3,513)	$1,497

The reserve for employee termination costs as well as the professional fees accrual will be paid out by the end of 2004. The remaining lease obligation reserve related to the former Las Vegas production facility will be paid out within the next two years.

CPI CORP.
Notes to Consolidated Financial Statements

NOTE 7 – STOCK-BASED COMPENSATION PLANS

The Company offers three stock-based compensation plans, stock option, voluntary stock option and restricted stock plans, all of which have been approved by the Company’s shareholders. Expenses recognized for 2003, 2002 and 2001 with respect to the Restricted Stock Plan were approximately $12,000, $14,000 and $9,000, respectively. No expenses were recognized for the Stock Option or Voluntary Stock Option plans.

The following descriptions reflect pertinent information with respect to each individual plan:

Stock Option Plan

The Company has an amended and restated non-qualified stock option plan, under which certain officers and key employees may receive options to acquire shares of the Company’s common stock. Awards of stock options and the terms and conditions of such awards are subject to the discretion of the Stock Option Committee created under the plan and consisting of members of the Compensation Committee of the Board of Directors, all of whom are independent directors. A total of 1,700,000 shares have been authorized for issuance under the plan. Under the plan, 414,603 options granted become exercisable at a rate of one-fourth a year commencing one year after award and expiring from four to eight years after award. An additional 115,603 options granted under the plan are cliff-vested and become exercisable from four to five years after award and expire six to eight years after award. As of February 7, 2004, there were 686,951 shares reserved for issuance under this plan.

Changes in stock options are as follows:

	2003		2002		2001
	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price
Stock Option Plan
Number outstanding at
beginning of year	1,066,713	$24.60	1,097,120	$24.92	956,146	$25.88
Granted	83,240	14.44	133,954	13.74	243,241	19.16
Cancelled	(596,526)	28.36	(151,695)	18.03	(63,498)	22.87
Exercised	(23,221)	15.57	(12,666)	16.07	(38,769)	15.75

Number outstanding at
end of year	530,206	$19.17	1,066,713	$24.60	1,097,120	$24.92

Exercisable at end of year	267,770	$22.74	722,365	$27.86	770,901	$26.50

Page 61

CPI CORP. Notes to Consolidated Financial Statements

The following table summarizes information about stock options outstanding at February 7, 2004:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$12.94 - $14.99	190,210	6.58	$13.46	34,173	$14.04
$15.40 - $20.45	172,268	5.38	19.08	66,673	19.71
$21.06 - $27.13	167,728	1.51	25.73	166,924	25.73

Total	530,206	4.58	$19.17	267,770	$22.74

Based on the Black-Scholes option pricing model, the weighted-average fair value of options granted under the stock-option plan for 2003, 2002 and 2001 is $3.66, $3.70 and $6.10, respectively.

The following table provides a summary of the valuation assumptions utilized by the Company to determine the estimated value of stock option grants:

Weighted-average assumptions in stock option valuation	2003	2002	2001
Risk-free interest rates	3.0%	3.0%	6.0%
Dividend yields	3.4%-4.6%	2.1%-4.3%	2.1%-3.9%
Stock volatility factor	35.1%	36.9%	30.7%
Expected life of options ( in years)	8	5	5

Voluntary Stock Option Plan

On August 14, 2003, the Board of Directors terminated the Company’s Voluntary Stock Option Plan. The plan termination includes provisions for the retirement and cancellation of all options authorized under the plan, not previously awarded. The plan originated in 1993 and options were granted under the plan in 1993 and in 1994. As of February 7, 2004, all previously awarded voluntary options had been exercised, had expired or been cancelled.

Restricted Stock Plan

The Company has an amended and restated restricted stock plan that has 250,000 shares of CPI Corp. common stock reserved for issuance to key employees. In 2003, no restricted shares were issued. Of the grants previously awarded, no shares were forfeited in 2003, 2002 or 2001. As of February 7, 2004, 197,743 shares are issued and outstanding under this plan and 52,257 shares are reserved for issuance. Restricted stock is valued based on the fair market value of the Company’s common stock on the grant date and the value is amortized over the vesting period.

CPI CORP. Notes to Consolidated Financial Statements

NOTE 8 – EMPLOYEE BENEFIT PLANS

Expenses for retirement and savings-related plans were as follows:

thousands	2003	2002	2001
Profit sharing	$659	$582	$689
Pension plan expense	1,764	1,170	1,121
Pension plan curtailment loss	2,385	—	—
Supplemental retirement plan expense	1,545	984	1,986
Supplemental retirement plan curtailment loss	58	—	—

Total	$6,411	$2,736	$3,796

Profit Sharing

Under the Company’s profit-sharing plan, as amended and restated, eligible employees may elect to invest from 1% to 25% of their base compensation in a trust fund, the assets of which are invested in securities other than Company stock. The Company matches at 50% of the employees’ investment contributions, up to a maximum of 5% of the employees’ compensation. The Company’s matching contributions are made in shares of its common stock which vest incrementally at 20% per year of service or 100% once an employee has five years of service with the Company. Expenses related to the profit-sharing plan are accrued in the year to which the awards relate, based on the fair market value of the Company’s common stock to be issued, determined as of the date earned. The Company provided 47,699, 32,624 and 25,753 shares to satisfy its obligations under the plan for 2003, 2002 and 2001, respectively, and recognized $659,000, $582,000 and $689,000 in expenses relating to the awards during those same time periods.

Defined Benefit Plans

The Company maintains a qualified, noncontributory pension plan that covers all full-time United States employees meeting certain age and service requirements. The plan provides pension benefits based on an employee’s length of service and the average compensation earned from the later of the hire date or January 1, 1998 to the retirement date. The Company’s funding policy is to contribute annually at least the minimum amount required by government funding standards, but not more than is tax deductible. Plan assets consist primarily of marketable equity securities funds, guaranteed interest contracts, cash equivalents, immediate participation guarantee contracts and government bonds.

Plan amendments effective at the beginning of fiscal 2001 included changing the limit used in average compensation earned from $50,000 from the later of the hire date or January 1, 1995 to $100,000 from the later of the hire date or January 1, 1998. Plan amendments effective at the beginning of fiscal 2002 increased the annual maximum compensation used to calculate benefits from $100,000 to $200,000, subject to adjustments to conform to IRS maximums.

On February 3, 2004, the Company amended its pension plan to implement a freeze of future benefit accruals under the plan, except for those employees with ten years of service and who have attained age 50 at April 1, 2004 who were grandfathered and whose benefits will continue to accrue. The Company recognized a curtailment loss of $2.4 million in the fourth quarter of 2003 related to this action. The current year information disclosed below includes the impact of this amendment.

CPI CORP.
Notes to Consolidated Financial Statements

The Company seeks to maximize returns and minimize risk of the plan’s investment portfolio by diversifying the risks of the portfolio over many different industries and sectors. The targeted allocations are indicated below. The Company’s pension plan weighted average asset allocations at December 31, 2003 and December 31, 2002, by asset category, are as follows:

		Plan Assets at December 31

Asset Category	Target Allocation	2003	2002

Equity securities	60%	62%	51%
Debt securities	40%	38%	49%
Other	0%	0%	0%

Total	100%	100%	100%

The Company uses a variety of outside sources to determine the overall expected long term rate of return on plan assets. The expectation is created based on the asset allocation assumptions noted and the selection of the most efficient blend of returns and risk characteristics. In developing this rate, assumptions were made about the number of asset classes used, expected return of each class, the associated risk inherent in the asset class and the correlation between the asset classes.

The Company also maintains a noncontributory defined benefit plan providing supplemental retirement benefits for certain current and former key executives. The cost of providing these benefits is accrued over the remaining expected service lives of the active plan participants. Net supplemental retirement benefit costs for 2003, 2002 and 2001 were $1.6 million, $984,000 and $2.0 million, respectively. The supplemental retirement plan is unfunded and as such does not have a specific investment policy or long-term rate of return assumptions. However, certain assets will be used to finance these future obligations, and consist of cash surrender value of corporate-owned life insurance policies and other investments in a Rabbi Trust, and amounted to $11.5 million and $13.7 million at February 7, 2004 and February 1, 2003, respectively. In 2004, the Company expects to contribute $380,000 to the supplemental retirement plan to fund benefit payments during the fiscal year.

The measurement dates for the pension and supplemental executive retirement plans are December 31, 2003 and December 31, 2002, which correlate to the Company’s fiscal years ended February 7, 2004 and February 1, 2003, respectively.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

thousands	Pension Benefits	Supplemental Benefits

2004	$1,800	$380
2005	1,900	320
2006	2,000	280
2007	2,100	260
2008	2,200	180
2009-2013	12,500	1,900

The Company does not expect to contribute to the pension plan in 2004. Page 64

CPI CORP. Notes to Consolidated Financial Statements

The following table summarizes benefit obligation and plan asset activity for the retirement plans:

	Defined Benefit Plans

	Pension Plan		Supplemental Retirement Plan

thousands	February 7, 2004	February 1, 2003	February 7, 2004	February 1, 2003
Projected benefit obligation
Benefit obligation at beginning of year	$41,868	$35,065	$6,813	$8,358
Service cost	1,520	1,330	462	262
Interest cost	2,626	2,481	409	439
Actuarial losses	3,196	3,809	55	823
Benefit payments	(1,790)	(1,607)	(3,542)	(3,069)
Plan amendments	——	790	231	—
Curtailment	(2,113)	—	—	—

Benefit obligation at end of year (1) (2)	$45,307	$41,868	$4,428	$6,813

Fair value of plan assets
Fair value at beginning of year	$28,065	$28,217	$—	$—
Actual return (loss) on plan assets	5,271	(2,877)	—	—
Employer contributions (3)	—	4,332	3,542	3,069
Benefit payments	(1,790)	(1,607)	(3,542)	(3,069)

Fair value at end of year	$31,546	$28,065	$—	$—

Funded status
Funded status at end of year	$(13,761)	$(13,803)	$(4,428)	$(6,813)
Unrecognized transition obligation	—	—	249	533
Unrecognized prior service cost	265	3,091	231	—
Unrecognized net loss	13,397	14,762	462	855

Net amount recognized	$(99)	$4,050	$(3,486)	$(5,425)

Components of consolidated balance sheet
Accrued benefit liability	$(12,261)	$(9,831)	$(3,547)	$(6,156)
Intangible asset	265	3,091	61	533
Accumulated other comprehensive loss	11,897	10,790	—	198

Net amount recognized	$(99)	$4,050	$(3,486)	$(5,425)

(1)	At February 7, 2004 and February 1, 2003, the accumulated benefit obligation for the pension plan was $43.8 million and $37.9 million, respectively.

(2)	At February 7, 2004 and February 1, 2003, the accumulated benefit obligation for the supplemental retirement plan was $3.5 million and $6.2 million, respectively.

(3)	For the supplemental retirement plan for the fiscal years ended February 7, 2004 and February 1, 2003, the employer contributions were financed through the liquidation of investments in the Company’s Rabbi Trust.

Page 65

CPI CORP. Notes to Consolidated Financial Statements

The following table sets forth the components of net periodic benefit cost for the retirement plans:

	Pension Plan			Supplemental Retirement Plan

thousands	2003	2002	2001	2003	2002	2001
Components of net periodic benefit cost
Service cost	$1,520	$1,330	$1,252	$462	$261	$126
Interest cost	2,626	2,481	2,264	410	439	509
Expected return on plan assets	(3,078)	(3,132)	(2,810)	—	—	—
Amortization of transition obligation	—	—	3	71	284	320
Amortization of prior service cost	441	491	412	—	—	—
Amortization of net (gain) or loss	255	—	—	17	—	—
Net loss due to settlements	—	—	—	372	—	—
Curtailment reduction in transition obligation	—	—	—	213	—	1,031

Net period benefit cost	1,764	1,170	1,121	1,545	984	1,986
Curtailment loss	2,385	—	—	58	—	—

Net periodic benefit cost after curtailment loss	$4,149	$1,170	$1,121	$1,603	$984	$1,986

The following table sets forth the weighted-average plan assumptions and other data:

	Pension Plan			Supplemental Retirement Plan

	2003	2002	2001	2003	2002	2001
Weighted-average assumptions used to determine
benefit obigations at fiscal year end
Discount rate	6.00%	6.50%	7.00%	6.00%	6.50%	7.00%
Rate of increase in future compensation	3.75%	4.00%	4.00%	4.00%	4.00%	3.00%
Weighted-average assumptions used to determine
net periodic benefit cost
Discount rate	6.50%	7.00%	7.25%	6.50%	7.00%	7.25%
Expected long-term return on plan assets	8.75%	9.00%	9.00%	N/A	N/A	N/A
Rate of increase in future compensation	4.00%	4.00%	4.50%	4.00%	4.00%	3.00%

Page 66

CPI CORP.
Notes to Consolidated Financial Statements

The following table provides the required information for the pension plan and supplemental retirement plan as in both cases benefit obligations are in excess of plan assets:

	Pension Plan		Supplemental Retirement Plan

thousands	2003	2002	2003	2002
Projected benefit obligation	$45,307	$41,868	$4,428	$6,813
Accumulated benefit obligation	43,807	37,895	3,547	6,156
Fair value of plan assets	31,546	28,065	—	—

The Company also maintains a noncontributory pension plan that covers all permanent Canadian employees meeting certain service requirements. The plan provides pension benefits based on an employee’s length of service and annual compensation earned. The Company contributed approximately $252,000 and $184,000 to this retirement plan in calendar 2003 and 2002, respectively. Plan assets were $1.3 million as of December 31, 2003 and December 31, 2002, and consisted of several Canadian equity and fixed income funds and a global equity fund. No liability is reflected in the Company’s consolidated financial statements as the plan is fully funded.

NOTE 9 – INCOME TAXES

The components of income tax expense (benefits) were:

thousands	2003	2002	2001

Federal
Current	$412	$2,201	$(1,413)
Deferred	15	1,550	5,258

Federal income tax	427	3,751	3,845

State
Current	100	1,023	(509)
Deferred	423	(202)	820

State income tax	523	821	311

Foreign
Current	—	(317)	(155)
Deferred	(285)	(122)	(461)

Foreign income tax	(285)	(439)	(616)

Total income tax provision	$665	$4,133	$3,540

Page 67

CPI CORP. Notes to Consolidated Financial Statements

A reconciliation of expected income tax expense at the federal statutory rate to the Company’s applicable income tax expense follows:

thousands	2003	2002	2001

Tax at statutory rate	$640	$4,119	$3,697
State income tax, at statutory rates, net of	345	534	202
federal tax benefit
Tax effect of
Nondeductible expenses	123	137	183
Tax credits and exclusions	(384)	(439)	(391)
Officers life insurance	(110)	(236)	(395)
Other items	51	18	244

Applicable income taxes	$665	$4,133	$3,540

In preparing its tax return, the Company is required to interpret complex tax laws and regulations and utilize income and cost allocation methods to determine its taxable income. On an ongoing basis, the Company is subject to examination by federal, state and foreign taxing authorities that may give rise to differing interpretation of these complex laws and regulations and methods. Due to the nature of the examination process, it generally takes years before these examinations are completed and matters are resolved. As of February 7, 2004, the Company is under examination for its federal tax return filed for the year ended February 3, 2001. In addition, examinations by various state taxing authorities date back to February 7, 1998. At year-end, the Company believes the aggregate amount of any additional tax liabilities that may result from these examinations, if any, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

Deferred income tax assets and liabilities reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for the same items for income tax reporting purposes.

The components of the Company’s net deferred tax assets as of February 7, 2004 and February 1, 2003 were:

	2003	2002
thousands

Deferred tax assets
Federal, state and foreign operating loss carry forwards	$6,629	$2,215
Pension and supplemental retirement benefits	5,617	2,939
Reserves, principally due to accrual for financial reporting purposes	3,437	2,554
Revenue recognition, principally due to SAB 101	1,478	7,288
Federal and foreign tax credit carry forwards	523	—
Other	—	29

Gross deferred tax assets	17,684	15,025

Deferred tax liabilities
Property and equipment, principally due to differences in depreciation	(5,687)	(5,925)
Other	(87)	(88)

Gross deferred tax liabilities	(5,774)	(6,013)

Valuation allowance	(393)	—

Net deferred tax asset	$11,517	$9,012

Page 68

CPI CORP.
Notes to Consolidated Financial Statements

As of February 7, 2004, the Company had a valuation allowance of approximately $393,000 to offset deferred tax assets related to foreign tax credit carry forwards which are expected to expire unused. The credits expire in tax years 2007 and 2008. It is management’s belief that the remaining deferred tax assets meet the criteria for realization, including the existence of a history of taxes paid sufficient to support the realization of deferred tax assets.

Included in current deferred tax assets in the accompanying consolidated balance sheets is $2.3 million representing the expected realization in 2004 of a net operating loss carry forward. In 2002, this amount had been recorded in other assets. However, since the Company now expects these amounts will be realized in 2004, they were reclassified to current deferred tax assets in 2003.

United States Federal income taxes have not been provided on $7.7 million of undistributed earnings of the Canadian subsidiary because of the Company’s intention to reinvest these earnings. The determination of unrecognized deferred U.S. tax liability for undistributed earnings of international subsidiaries is not practicable. However, it is estimated that foreign withholding taxes of $385,000 may be payable if such earnings were distributed.

Refundable income taxes in the accompanying consolidated balance sheets consist of the following components:

thousands	2003	2002

Net operating loss carry back and carry forward claims
generated from 2001 realization of net deferred tax assets	$87	$5,150
Tax overpayments applied to subsequent year tax liability	1,649	900
Refund claims relating to various amended tax returns	430	762

Refundable income taxes	$2,166	$6,812

Page 69

CPI CORP.
Notes to Consolidated Financial Statements

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

Rental expense during 2003, 2002, and 2001 on all operating leases was $1.9 million, $3.3 million, and $3.9 million, respectively.

Minimum rental payments under operating leases with initial terms in excess of one year at February 7, 2004, are as follows:

2004	$1,843
2005	949
2006	490
2007	256
2008	25

Total minimum payments	$3,563

Standby Letters of Credit

As of February 7, 2004, the Company had outstanding standby letters of credit in the principal amount of $6.9 million primarily used in conjunction with the Company’s self insurance programs.

Purchase Commitments

As of February 7, 2004, the Company had outstanding purchase obligations for future goods and services of $10.5 million. These purchase commitments include $3.9 million of future services to be provided by advertising agencies and other promotional vendors in conjunction with the Company’s marketing initiatives, $2.9 million in purchase commitments for computer equipment, printers and peripherals, $869,000 for film, $626,000 in database maintenance fees, $450,000 in fees for the Company’s long-distance services and $301,000 in purchase commitments for accessories inventory. The purchase obligations also include $275,000 representing variable price provisions based on minimum purchase quantities of photographic paper, as contractually arranged with certain suppliers and $274,000 for business continuity services.

Contingent Lease Obligations

As is more fully described in Note 3, in July 2001 the Company announced the completion of the sale of its Wall Decor segment, which included the ongoing guarantee of certain operating real estate leases of Prints Plus. As of February 7, 2004, the maximum future obligation to the Company related to these lease guarantees is $10.1 million before any negotiation with landlords or subleasing. To recognize the risk associated with these leases and based on the Company’s past experience with renegotiating lease obligations, a $1.0 million reserve was established in 2001. At February 7, 2004, the Company had made no further allowances for defaults under these operating leases as, in the opinion of management, Prints Plus is meeting the performance standards established under the operating leases.

CPI CORP.
Notes to Consolidated Financial Statements

Contingent Commission Payments

On August 14, 2003, the Company announced the execution of an amendment with Sears eliminating the existing exclusivity provisions from that agreement. In return for the removal of the exclusivity provision, the Company, upon certain conditions, has agreed to provide Sears with certain commission adjustments (the “Contingent Payments”) through 2008, the remaining term of the current agreement.

The Contingent Payments are triggered only if the Company operates more than 24 domestic non-Sears portrait studios and the rate of growth in total contractual commissions paid to Sears by the Company under the pre-existing agreement does not exceed Sears’ same-store revenue growth rate by specified percentages, up to a maximum of 2%. If both of the above mentioned conditions occur, the Contingent Payments are determined by a formula included in the amendment to the agreement, however, in no event shall such payments exceed $2.5 million annually or $7.5 million cumulatively over the remaining five-year term of the agreement. No domestic non-Sears portrait studios were opened in 2003 and thus no contingent payments were made.

Legal Proceedings

The Company is a defendant in various lawsuits arising in the ordinary course of business. It is the opinion of management that the ultimate liability, if any, resulting from such lawsuits will not materially affect the consolidated financial position or results of operations of the Company.

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Cash and Cash Equivalents, Receivables, Accounts Payable and Accrued Expenses

The carrying amounts approximate fair value at February 7, 2004 and February 1, 2003 due to the short maturity of these financial instruments.

Long-Term Debt

The fair value of the Company’s long-term debt is estimated based on quoted market prices for similar debt issues with the similar remaining maturities. On February 7, 2004, the carrying value and estimated fair market value of the Company’s long-term debt was $34.2 million and $34.6 million, respectively. On February 1, 2003, the carrying value and estimated fair market value of the Company’s debt was $42.7 million and $43.0 million, respectively.

NOTE 12 –SUBSEQUENT EVENTS

On November 6, 2003, Knightspoint Partners I, L.P. and other entities participating with them (“Knightspoint Group”) filed with the SEC preliminary consent materials relating to the Knightspoint Group’s commencement of a solicitation of the Company’s stockholders. The purpose of the consent solicitation was to, among other things, remove seven of the nine members of the Company’s Board of Directors, decrease the size of the Board to eight directors and elect six Knightspoint Group nominees to the Board. On January 23, 2004, the Knightspoint Group filed with the SEC definitive consent solicitation materials. The Company also filed definitive proxy materials with

CPI CORP.
Notes to Consolidated Financial Statements

the SEC on February 20, 2004 relating to its opposition to the Knightspoint Group’s consent solicitation. On March 18, 2003, the Knightspoint Group delivered to the Company written consents. On March 24, 2004 an independent inspection certified that the consents delivered by Knightspoint Group represented a majority of the Company’s outstanding common stock consenting to the election of the Knightspoint Group’s nominees for director of the Company, the removal of seven of the nine members of the sitting Board and the adoption of the Group’s proposals included in such consents.

The material change in the composition of the Board resulting from the Knightspoint Group’s successful consent solicitation may trigger change of control provisions in various employment and stock option agreements between the Company and certain of its executives and employees. This may give rise in 2004 to the recording of several expense accruals in amounts up to $4.0–$5.0 million. The Company’s new legal counsel is in the process of reviewing the relevant underlying agreements. In the first quarter of 2004, the Company paid amounts owed and previously accrued relating principally to former directors deferred compensation and stock compensation plans in the approximate amount of $1.4 million.

CPI CORP. Notes to Consolidated Financial Statements

NOTE 13 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	QUARTER ENDED:
thousands, except per share data	April 26, 2003 (12 weeks)	July 19, 2003 (12 weeks)	November 8, 2003 (16 weeks)	February 7, 2004 (13 weeks)

FISCAL YEAR 2003
Net sales	$56,255	$61,089	$81,573	$102,766
Gross margin	48,432	52,971	71,153	88,262
Net earnings (loss)	(2,730)	(826)	(4,376)	9,150

Net earnings (loss) per share - diluted	$(0.34)	$(0.10)	$(0.54)	$1.12

Net earnings (loss) per share - basic	$(0.34)	$(0.10)	$(0.54)	$1.14

Weighted average number of common and
equivalent shares - diluted	8,101	8,101	8,072	8,186
Weighted average number of common and
equivalent shares - basic	8,101	8,101	8,072	8,058

	QUARTER ENDED:
thousands, except per share data	April 27, 2002 (12 weeks)	July 20, 2002 (12 weeks)	November 9, 2002 (16 weeks)	February 1, 2003 (12 weeks)

FISCAL YEAR 2002
Net sales	$59,844	$57,314	$81,092	$110,394
Gross margin	51,205	48,738	70,205	98,199
Net earnings (loss) from continuing operations	(658)	(143)	(7,267)	15,701
Net earnings (loss) from discontinued operations	(55)	135	(233)	(940)
Net earnings (loss)	(713)	(8)	(7,500)	14,761

Net earnings (loss) per share from continuing
operations - diluted	$(0.08)	$(0.01)	$(0.90)	$1.94
Net earnings (loss) per share from discontinued
operations - diluted	(0.01)	0.01	(0.03)	(0.12)

Net earnings (loss) per share - diluted	$(0.09)	$—	$(0.93)	$1.82

Net earnings (loss) per share from continuing
operations - basic	$(0.08)	$(0.01)	$(0.90)	$1.95
Net earnings (loss) per share from discontinued
operations - basic	(0.01)	0.01	(0.03)	(0.12)
Net earnings (loss) per share - basic	$(0.09)	$—	$(0.93)	$1.83

Weighted average number of common and
equivalent shares - diluted	8,033	8,038	8,044	8,094
Weighted average number of common and
equivalent shares - basic	8,033	8,038	8,044	8,044

Page 73

CPI CORP.
Notes to Consolidated Financial Statements

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not Applicable.

Item 9A. Controls and Procedures

The Company’s management, including J. David Pierson, Chairman of the Board of Directors, President and Chief Executive Officer, Gary W. Douglass, Executive Vice President and Chief Financial Officer and Kimberly A. LaBelle, Vice President – Corporate Controller and Principal Accounting Officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the chief executive officer, chief financial officer and principal accounting officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its chief executive, chief financial and principal accounting officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the fiscal year ended February 7, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers, Promoters, and Control Persons of the Registrant

Information required under this Item will be contained in the Registrant’s 2003 Proxy Statement, to be filed with the SEC within 120 days of the end of the Registrant’s fiscal year 2003, and is incorporated herein by reference and will be delivered to stockholders in connection with the Annual Shareholders meeting to be held on July 22, 2004.

Item 11. Executive Compensation

Information required under this Item will be contained in the Registrant’s 2003 Proxy Statement, to be filed with the SEC within 120 days of the end of the Registrant’s fiscal year 2003, and is incorporated herein by reference and will be delivered to stockholders in connection with the Annual Shareholders meeting to be held on July 22, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required under this Item will be contained in the Registrant’s 2003 Proxy Statement, to be filed with the SEC within 120 days of the end of the Registrant’s fiscal year 2003, and is incorporated herein by reference and will be delivered to stockholders in connection with the Annual Shareholders meeting to be held on July 22, 2004.

Item 13. Certain Relationships and Related Transactions

As described in Footnote 3 to the Consolidated Financial Statements and in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), in July 2001, the Company sold its Wall Décor segment that operated through the Company’s wholly owned Prints Plus, Inc. (“Prints Plus”) subsidiary to TRU Retail, Inc (“TRU”), a company formed by the top management of Prints Plus. Mr. Ted Upland, the CEO of Prints Plus, held all of the issued and outstanding common stock of TRU at the time of the transaction. The purchase price to be paid by TRU was $16 million, consisting of $11 million of TRU preferred security, $4 million of cash, and $1 million of other consideration. TRU also assumed certain liabilities of Prints Plus. The purchase price, which the Company’s Board of Directors approved, was the result of negotiations with Mr. Upland and his advisors following the Company’s failure to negotiate definitive agreements with at least five other unrelated potential buyers. For additional information about the TRU transaction, see Footnote 3 to the Financial Statements and Item 7 of this Form 10-K.

Item 14. Principal Accounting Fees and Services

Information required under this Item will be contained in the Registrant’s 2003 Proxy Statement, to be filed with the SEC within 120 days of the end of the Registrant’s fiscal year 2003, is incorporated herein by reference and will be delivered to stockholders in connection with the Annual Shareholders meeting to be held on July 22, 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K (a) CERTAIN DOCUMENTS FILED AS PART OF FORM 10-K

(1.)	FINANCIAL STATEMENTS	PAGES
	- Management’s Report	38
	- Independent Auditors’ Report	39

	- Consolidated Balance Sheets as of
	February 7, 2004 and February 1, 2003	40
	- Consolidated Statements of Operations for
	the fiscal years ended February 7, 2004,
	February 1, 2003 and February 2, 2002	42
	- Consolidated Statements of Changes in
	Stockholders’ Equity for the fiscal
	years ended February 7, 2004,
	February 1, 2003 and February 2, 2002	43
	- Consolidated Statements of Cash Flows for
	the fiscal years ended February 7, 2004,
	February 1, 2003 and February 2, 2002	44
	- Notes to Consolidated Financial Statements	46

        (2.) FINANCIAL STATEMENT SCHEDULES

        Schedules to the consolidated financial statements required by Regulation S-X are omitted since the required information is included in the footnotes.

        (3.) EXHIBITS FILED UNDER ITEM 601 OF REGULATION S-K

        The exhibits listed below for CPI Corp. and its subsidiaries (“the Company”), with their corresponding filing date and registration or Commission file numbers where applicable, are incorporated by reference as exhibits required by Item 601 of Regulation S-K:

(a) EXHIBIT INDEX EXHIBIT INDEX

EXHIBIT NUMBER
DESCRIPTION

(3.1)	Articles of Incorporation of the Company, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 1989 on Form 10-K filed 4/30/90. File No. 1-10204

(3.2)	Bylaws of the Company, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 1989 on Form 10-K filed 4/30/90. File No. 1-10204

(3.4)	Amendment to Bylaws of the Company, incorporated by reference to CPI Corp.’s Form 8-K filed 8/18/95. File No. 0-11227

(3.5)	Amendment to Bylaws of the Company, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 1996 on Form 10-K filed 5/2/97. File No. 1-10204

(3.6)	Amendment to Bylaws of the Company, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 1993 on Form 10-K filed 5/4/94. File No. 1-10204

(3.7)	Amendment to Bylaws of the Company, incorporate by reference to CPI Corp.’s Annual Report for fiscal year 2001 on Form 10-K filed 5/1/02. File No. 1-10204

(3.8)	Second Amendment to CPI Corp. Employees Profit Sharing Plan and Trust (As Amended and Restated Effective January 1, 1998), incorporated by reference to CPI Corp.’s Form 10-Q filed 6/7/02. File No. 1-10204

(4.1)	Articles of Incorporation and Bylaws of the Company, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 1989 on Form 10-K filed 4/30/90. File No. 1-10204

(4.2)	Note Agreement for CPI Corp. Senior Notes dated June 16, 1997, incorporated by reference to CPI Corp.’s Form 8-K filed 7/1/97. File No. 0-11227

(4.3)	CPI Corp. 7.46% Senior Notes due June 16, 2007, PPN 12617# ACO, incorporated by reference to CPI Corp.’s Form 8-K filed 7/1/97. File No. 0-11227

(4.4)	CPI Corp. 7.46% Senior Notes due June 16, 2007, Security No.!Inv5641!, incorporated by reference to CPI Corp.’s Form 8-K filed 7/1/97. File No. 0-11227

(4.5)	Registration of CPI Corp. Preferred Stock Purchase Rights, incorporated by reference to CPI Corp.’s Form 8-A12B filed 3/15/00. File No. 1-10204

(10.1)	Registration of Securities on the New York Stock Exchange, incorporated by reference to CPI Corp.’s Form 8-A filed 3/21/89.

(10.6)	$30 Million Revolving Credit Note with Firstar Bank and Commerce Bank, incorporated by reference to CPI Corp.’s Form 10-Q filed 9/1/00. File No. 1-10204

Page 77
EXHIBIT INDEX (continued)

EXHIBIT NUMBER
DESCRIPTION

(10.7)	$10 Million Revolving Credit Note with Commerce Bank, incorporated by reference to CPI Corp.’s Form 10-Q filed 9/1/00. File No. 1-10204

(10.8)	$20 Million Revolving Credit Note with Firstar Bank, incorporated by reference to CPI Corp.’s Form 10-Q filed 9/1/00. File No. 1-10204

(10.9)	License Agreement Sears, Roebuck & Co., incorporated by reference to CPI Corp.’s Annual Report for fiscal year 1998 on Form 10-K filed 5/5/99. File No. 1-10204

(10.10)	Second Amendment to License Agreement Sears, Roebuck & Co., incorporated by reference to CPI Corp.’s Form 10-Q filed 12/23/99. File No. 1-10204

(10.11)	License Agreement Sears, Roebuck & Co. (Off Mall), incorporated by reference to CPI Corp.’s Annual Report for fiscal year 1998 on Form 10-K filed 5/5/99. File No. 1-10204

(10.12)	Second Amendment to License Agreement Sears, Roebuck & Co. (Off Mall), incorporated by reference to CPI Corp.’s Form 10-Q filed 12/23/99. File No. 1-10204

(10.13)	License Agreement Sears, Roebuck De Puerto Rico, Inc., incorporated by reference to CPI Corp.’s Annual Report for fiscal year 1998 on Form 10-K filed 5/5/99. File No. 1-10204

(10.14)	License Agreement Sears Canada, Inc., incorporated by reference to CPI Corp.’s Annual Report for fiscal year 1998 on Form 10-K filed 5/5/99. File No. 1-10204

(10.15)	Development and License Agreement between Sears, Roebuck and Co. and Consumer Programs, Incorporated, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2000 on Form 10-K filed 5/3/01. File No. 1-10204

(10.16)*	Employment Contract Alyn V. Essman, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 1997 on Form 10-K filed 5/6/98. File No. 1-10204

(10.17)	Retirement Agreement for Alyn V. Essman, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2000 on Form 10-K filed 5/3/01. File No. 1-10204

(10.18)*	Employment Contract for J. David Pierson, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2000 on Form 10-K filed 5/3/01. File No. 1-10204

(10.19)*	Employment Contract Russell H. Isaak, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 1997 on Form 10-K filed 5/6/98. File No. 1-10204

(10.20)*	Employment Contract for Russell A. Isaak, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2000 on Form 10-K filed 5/3/01. File No. 1-10204

(10.21)*	Employment Contract Patrick J. Morris, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 1997 on Form 10-K filed 5/6/98. File No. 1-10204

Page 78
EXHIBIT INDEX (continued)

EXHIBIT NUMBER
DESCRIPTION

(10.22)*	Employment Contract for Patrick J. Morris, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2000 on Form 10-K filed 5/3/01. File No. 1-10204

(10.23)*	Employment Contract for Timothy F. Hufker, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2000 on Form 10-K filed 5/3/01. File No. 1-10204

(10.24)*	Employment Contract Barry C. Arthur, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 1997 on Form 10-K filed 5/6/98. File No. 1-10204

(10.25)*	Employment Contract Fran Scheper, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 1997 on Form 10-K filed 5/6/98. File No. 1-10204

(10.26)*	Employment Contract Jane E. Nelson, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 1999 on Form 10-K filed 4/26/00. File No. 1-10204

(10.27)	CPI Corp. Employees Profit Sharing Plan & Trust (As Amended and Restated Effective January 1, 1998), incorporated by reference to CPI Corp.’s Annual Report for fiscal year 1998 on Form 10-K filed 5/5/99. File No. 1-10204

(10.28)	First Amendment to CPI Corp. Employee Profit Sharing Plan & Trust (As Amended and Restated Effective January 1, 1998) (Effective January 1, 1999), incorporated by reference to CPI Corp.’s Annual Report for fiscal year 1998 on Form 10-K filed 5/5/99. File No. 1-10204

(10.29)	CPI Corp. 1981 Stock Bonus Plan (As Amended and Restated Effective 2/3/91), incorporated by reference to CPI Corp.’s Annual Report for fiscal year 1992 on Form 10-K filed 5/5/93. File No. 1-10204

(10.30)	First Amendment to CPI Corp. 1981 Stock Bonus Plan (As Amended and Restated Effective February 3, 1991) Effective January 1, 1995, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2000 on Form 10-K filed 5/3/01. File No. 1-10204

(10.31)	CPI Corp. Deferred Compensation and Retirement Plan for Non-Management Directors (Amended and Restated as of January 28, 2000), incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2000 on Form 10-K filed 5/3/01. File No. 1-10204

(10.32)	Deferred Compensation and Stock Appreciation Rights Plan (Amended and Restated as of June 6, 1996), incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2000 on Form 10-K filed 5/3/01. File No. 1-10204

(10.33)	CPI Corp. Restricted Stock Plan (As Amended and Restated Effective as of January 16, 1995), incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2000 on Form 10-K filed 5/3/01. File No. 1-10204

Page 79
EXHIBIT INDEX (continued)

EXHIBIT NUMBER
DESCRIPTION

(10.34)	CPI Corp. Stock Option Plan (Amended and Restated Effective as of December 16, 1997), incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2000 on Form 10-K filed 5/3/01. File No. 1-10204

(10.35)	CPI Corp. Voluntary Stock Option Plan (Amended and Restated Effective as of December 16, 1997), incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2000 on Form 10-K filed 5/3/01. File No. 1-10204

(10.36)	CPI Corp. Key Executive Deferred Compensation Plan (As Amended and Restated June 6, 1996), incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2000 on Form 10-K filed 5/3/01. File No. 1-10204

(10.37)	Stock Purchase Agreement By and Between Ridgedale Prints Plus, Inc. and TRU Retail, Inc., incorporated by reference to CPI Corp.’s Form 10-Q filed 6/8/01. File No. 1-10204

(10.38)	First Amendment to Revolving Credit Agreement, incorporated by reference to CPI Corp.’s Form 10-Q filed 8/31/01. File No. 1-10204

(10.39)	Loan Agreement among TRU Retail, Inc., Prints Plus, Inc. and Consumer Programs Incorporated, incorporated by reference to CPI Corp.’s Form 10–Q filed 8/31/01. File No. 1–10204

(10.40)	Stock Purchase Agreement among Ridgedale Prints Plus, Inc., and TRU Retail, Inc., incorporated, incorporated by reference to CPI Corp.’s Form 10-Q filed 8/31/01. File No. 1-10204

(10.41)	Exhibit B, Certificate of Designation, Preferences and Rights of Series A Preferred Security of TRU Retail, Inc., incorporated by reference to CPI Corp.’s Form 10-Q filed 8/31/01. File No. 1-10204

(10.42)*	Employment Agreement by and between Jack Krings and CPI Corp., incorporated by reference to CPI Corp.’s Form 10-Q filed 12/21/01. File No. 1-10204

(10.43)	Second Agreement to Revolving Credit Agreement, incorporated by reference to CPI Corp.’s Form 10-Q filed 12/21/01. File No. 1-10204 (10.44) Third Amendment to Revolving Credit Agreement, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2001 on Form 10-K filed 5/1/02. File No. 1-10204

(10.45)	Consulting Agreement by and between Patrick J. Morris and CPI Corp., incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2001 on Form 10-K filed 5/1/02. File No. 1-10204

(10.46)	Retirement and Release Agreement by and between Russell Isaak and CPI Corp., incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2001 on Form 10-K filed 5/1/02. File No. 1-10204

(10.47)	Retirement and Release Agreement by and between Patrick J. Morris and CPI Corp., incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2001 on Form 10-K filed 5/1/02. File No. 1-10204

(10.48)	Centrics Technology, Inc. Stock Option Plan, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2001 on Form 10-K filed 5/1/02. File No. 1-10201

Page 80
EXHIBIT INDEX (continued)

EXHIBIT NUMBER
DESCRIPTION

(10.49)	Fourth Amendment to Revolving Credit Agreement, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2001 on Form 10-K filed 5/1/02. File No. 1-10204

(10.50)*	Employment Agreement by and between Gary W. Douglass and CPI Corp., incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2001 on Form 10-K filed 5/1/02. File No. 1-10204

(10.51)	Third Amendment to Sears Contract, incorporated by reference to CPI Corp.’s Form 10-Q filed 6/7/02. File No. 1-10204

(10.52)	First Amendment to CPI Corp. Deferred Compensation and Retirement Plan for Non-management Directors (As Amended and Restated as of January 28, 2002), incorporated by reference to CPI Corp.’s Form 10-Q filed 6/7/02. File No. 1-10204

(10.53)	Fifth Amendment to Sears License Agreement, incorporated by reference to CPI Corp.’s Form 10-Q filed 12/11/02. File No. 1-10204

(10.54)	Sixth Amendment to Sears License Agreement, incorporated by reference to CPI Corp.’s Form 10-Q filed 12/11/02. File No. 1-10204

(10.55)	Third Amendment to Sears License Agreement (Off Mall), incorporated by reference to CPI Corp.’s Form 10-Q filed 12/11/02. File No. 1-10204

(10.56)	Fourth Amendment to Sears License Agreement (Off Mall), incorporated by reference to CPI Corp.’s Form 10-Q filed 12/11/02. File No. 1-10204

(10.57)	Fifth Amendment to Sears License Agreement (Off Mall), incorporated by reference to CPI Corp.’s Form 10-Q filed 12/11/02. File No. 1-10204

(10.58)*	Employment Agreement by and between Peggy J. Deal and CPI Corp., incorporated by reference to CPI Corp.’s Form 10-Q filed 12/11/02. File No. 1-10204

(10.59)*	Employment Agreement by and between Thomas Gallahue and CPI Corp., incorporated by reference to CPI Corp.’s Form 10-Q filed 12/11/02. File No. 1-10204

(10.60)	Fifth Amendment to Revolving Credit Agreement by and among CPI Corp. and U.S. Bank, National Association, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2002 on Form 10-K filed 5/15/03. File No. 1-10204

(10.61)	Retirement and Release Agreement by and between CPI Corp. and Barry Arthur, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2002 on Form 10-K filed 5/15/03. File No. 1-10204

Page 81
EXHIBIT INDEX (continued)

EXHIBIT NUMBER
DESCRIPTION

(10.62)	Resignation and Release Agreement by and between CPI Corp. and Timothy A. Hufker, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2002 on Form 10-K filed 5/15/03. File No. 1-10204

(10.63)*	Employment Agreement by and between CPI Corp. and Jeffrey Sexton, incorporated by reference to to CPI Corp.’s Annual Report for fiscal year 2002 on Form 10-K filed 5/15/03. File No. 1-10204

(10.64)	Sears License Agreement by and between Sears, Canada, Inc., Sears Roebuck and Co. and CPI Corp., incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2002 on Form 10-K filed 5/15/03. File No. 1-10204

(10.65)	First Amendment to CPI Corp. Retirement Plan and Trust, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2002 on Form 10-K filed 5/15/03. File No. 1-10204

(10.66)	Second Amendment to CPI Corp. Retirement Plan and Trust, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2002 on Form 10-K filed 5/15/03. File No. 1-10204

(10.67)	Third Amendment to CPI Corp. Employees Profit Sharing Plan and Trust, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2002 on Form 10-K filed 5/15/03. File No. 1-10204

(10.68)	$15 Million Revolving Credit Note with Commerce Bank, incorporated by reference to CPI Corp.’s Form 10-Q filed 8/27/03. File No. 1-10204

(10.69)	Seventh Amendment to Sears License Agreement, incorporated by reference to CPI Corp.’s Form 10-Q filed 8/27/03. File No. 1-10204

(10.70)	Eighth Amendment to Sears License Agreement, incorporated by reference to CPI Corp.’s Form 10-Q filed 12/18/03. File No. 1-10204

*	Employment contract is automatically renewed and extended for one year unless terminated by the Board of Directors or the employee.

Page 82
The following exhibits are included in this 10-K Annual Report:

(3.9)	Amendment to Bylaws of the Company

(10.71)	Resolutions of the Board of Directors of CPI Corp. to terminate the Voluntary Stock Option Plan

(10.72)	First Amendment to Employment Agreement by and between Consumer Programs Incorporated and J. David Pierson

(10.73)	Third Amendment to CPI Corp. Retirement Plan and Trust

(10.74)	Fourth Amendment to License Agreement by and between Sears, Roebuck and Co. and Consumer Programs Incorporated

(10.75)	Indemnification Agreement by and between CPI Corp. and Edmond S. Abrain

(10.76)	Indemnification Agreement by and between CPI Corp. and James R. Clifford

(10.77)	Indemnification Agreement by and between CPI Corp. and Joanne Sawhill Griffin

(10.78)	Indemnification Agreement by and between CPI Corp. and Lee Liberman

(10.79)	Indemnification Agreement by and between CPI Corp. and Nicholas L. Reding

(10.80)	Indemnification Agreement by and between CPI Corp. and Ingrid Otero-Smart

(10.81)	Indemnification Agreement by and between CPI Corp. and Martin Sneider

(10.82)	Indemnification Agreement by and between CPI Corp. and Virginia V. Weldon

(11.1)	Computation of Earnings Per Share - Diluted

(11.2)	Computation of Earnings Per Share - Basic

(21.0)	Subsidiaries of the Registrant

(23.0)	Independent Auditor’s Consent

(31.1)	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934 by Chief Executive Officer

(31.2)	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934 by Chief Financial Officer

(32.0)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer

Page 83
(b) REPORTS ON FORM 8-K

–	On November 10, 2003, CPI Corp. filed an 8-K Current Report announcing the issuance of a press release dated November 4, 2003 reporting strategy adjustments and retention of cost reduction consultant.

–	On December 4, 2003, CPI Corp. filed an 8-K Current Report announcing the issuance of a press release dated December 3, 2003 reporting third quarter results for fiscal year 2003 and reiterating commitment to adjustments in its strategic plan.

–	On February 3, 2004, CPI Corp. filed and 8-K Current Report announcing the issuance of a press release dated February 2, 2004 reporting that its Board of Directors set a record date of February 12, 2004 for the consent solicitation initiated by a group of minority stockholders led by Knightspoint Partners.

(c) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K – See Item 15(a)(3) (d) FINANCIAL STATEMENT SCHEDULE REQUIRED BY REGULATION S-X – See Item 15(a)(2) Page 84

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of April, 2004.

CPI CORP. BY: /s/ J. David Pierson —————————————— J. David Pierson Chairman of the Board of Directors, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURES OF DIRECTORS AND PRINCIPAL OFFICERS

Signature	Title	Date

/s/ J. David Pierson	Chairman of the Board of Directors,	April 21, 2004
President and Chief Executive Officer
(J. David Pierson)

/s/ James J. Abel	Director	April 21, 2004

(James J. Abel)

/s/ Michael S. Koeneke	Director	April 21, 2004

(Michael S. Koeneke)

/s/ David M. Meyer	Director	April 21, 2004

(David M. Meyer)

/s/ Mark R. Mitchell	Director	April 21, 2004

(Mark R. Mitchell)

/s/ Steven J. Smith	Director	April 21, 2004

(Steven J. Smith)

/s/ John Turner White, IV	Director	April 21, 2004

(John Turner White, IV)

/s/ Gary W. Douglass	Executive Vice President,	April 21, 2004
Finance and Chief Financial
(Gary W. Douglass)	Officer

/s/ Kimberly A. LaBelle	Vice President, Controller	April 21, 2004
Principal Accounting Officer
(Kimberly A. LaBelle)
Page 85