Form 10-Q
period 2004-05-01
CPI CORP
filed 2004-06-10
CIK 25354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE
QUARTERLY PERIOD ENDED MAY 1, 2004

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
|X| Yes |_| No
As of June 7, 2004, the Registrant had 8,139,223 common shares outstanding.

CPI CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
12 Weeks Ended May 1, 2004 and April 26, 2003

CPI CORP.
Interim Condensed Consolidated Balance Sheets – Assets

PART I.  FINANCIAL INFORMATION

Item 1   Financial Statements

thousands	May 1, 2004 (Unaudited)	February 7, 2004

ASSETS
Current assets:
Cash and cash equivalents	$45,082	$51,011
Accounts receivable:
Due from licensor stores	8,688	7,447
Other	206	59
Inventories	10,650	11,858
Prepaid expenses and other current assets	6,837	7,488
Refundable income taxes	5,525	2,166
Deferred tax assets	13,558	11,947

Total current assets	90,546	91,976

Property and equipment:
Land	2,765	2,765
Building improvements	26,521	26,520
Leasehold improvements	6,696	6,571
Photographic, sales and manufacturing equipment	212,025	210,745

Total	248,007	246,601
Less accumulated depreciation and amortization	197,364	193,866

Property and equipment, net	50,643	52,735
Assets of business transferred under contractual arrangements:
Preferred Security	7,000	7,000
Accrued dividends on Preferred Security	205	60
Loan receivable	3,263	1,915
Assets of supplemental retirement plan:
Cash surrender value of life insurance policies (net of borrowings of $1,732 and $1,548 at May 1, 2004 and February 7, 2004, respectively)	11,759	11,396
Other investments	87	95
Other assets, net of amortization of $1,359 at both May 1, 2004 and February 7, 2004	2,163	2,052

TOTAL ASSETS	$165,666	$167,229

See accompanying notes.

CPI CORP.
Interim Condensed Consolidated Balance Sheets – Liabilities and Stockholders’ Equity

thousands, except share and per share data	May 1, 2004 (Unaudited)	February 7, 2004

LIABILITIES
Current liabilities:
Current maturities of long-term debt	$8,580	$8,580
Accounts payable	20,180	15,294
Accrued employment costs	14,325	12,297
Customer deposit liability	25,455	24,897
Sales taxes payable	852	2,524
Accrued advertising expenses	2,342	1,803
Accrued expenses and other liabilities	3,415	3,024

Total current liabilities	75,149	68,419

Long-term debt, less current maturities	25,600	25,589
Accrued pension obligations	10,364	10,364
Supplemental retirement plan obligations	7,273	3,547
Customer deposit liability	4,398	4,769
Other liabilities	753	2,715

Total liabilities	123,537	115,403

STOCKHOLDERS’ EQUITY
Preferred stock, no par value. 1,000,000 shares authorized; no shares outstanding	—	—
Preferred stock, Series A, no par value, 200,000 shares authorized; no shares outstanding	—	—
Common stock, $.40 par value. 50,000,000 shares authorized; 18,386,795 and 18,360,238 shares issued at May 1, 2004 and February 7, 2004, respectively	7,355	7,344
Additional paid in capital	52,671	52,272
Retained earnings	220,305	230,394
Accumulated other comprehensive loss	(10,174)	(9,599)

	270,157	280,411
Treasury stock - at cost, 10,265,456 and 10,292,503 shares at May 1, 2004 and February 7, 2004, respectively	(228,023)	(228,577)
Unamortized deferred compensation- restricted stock	(5)	(8)

Total stockholders’ equity	42,129	51,826

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$165,666	$167,229

See accompanying notes.

CPI CORP.
Interim Condensed Consolidated Statements of Operations
(Unaudited)

	12 Weeks Ended

thousands, except share and per share data	May 1, 2004	April 26, 2003

Net sales	$56,010	$56,255

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	8,059	7,823
Selling, general and administrative expenses	48,044	48,510
Depreciation and amortization	4,037	4,023
Other charges and impairments	9,563	—

	69,703	60,356

Loss from operations	(13,693)	(4,101)

Interest expense	599	769
Interest income	281	374
Other income, net	46	52

Loss before income tax benefit	(13,965)	(4,444)

Income tax benefit	(5,167)	(1,714)

NET LOSS	$(8,798)	$(2,730)

Net loss per share - diluted	$(1.09)	$(0.34)

Net loss per share - basic	$(1.09)	$(0.34)

Dividends per share	$0.16	$0.14

Weighted average number of common and common equivalent shares outstanding-diluted	8,100,572	8,100,779

Weighted average number of common and common equivalent shares outstanding-basic	8,100,572	8,100,779

See accompanying notes.

CPI CORP.
Interim Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

Twelve weeks ended May 1, 2004

thousands, except share and per share data	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock, at cost	Deferred compensation - restricted stock	Total

Balance at February 7, 2004	$7,344	$52,272	$230,394	$(9,599)	$(228,577)	$(8)	$51,826

Net loss	—	—	(8,798)	—	—	—	(8,798)
Total other comprehensive loss	—	—	—	(575)	—	—	(575)

Total comprehensive loss	—	—	—	—	—	—	(9,373)
Issuance of common stock for option exercises (26,557 shares)	11	399	—	—	—	—	410
Dividends ($.16 per common share)	—	—	(1,291)	—	—	—	(1,291)
Issuance of treasury stock, at cost (27,047 shares)	—	—	—	—	554	—	554
Amortization of deferred compensation - restricted stock	—	—	—	—	—	3	3

Balance at May 1, 2004	$7,355	$52,671	$220,305	$(10,174)	$(228,023)	$(5)	$42,129

See accompanying notes.

CPI CORP.
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	12 Weeks Ended

thousands	May 1, 2004	April 26, 2003

Reconciliation of net loss to cash flows provided by (used in) operating activities:

Net loss	$(8,798)	$(2,730)

Adjustments for items not requiring cash:
Depreciation and amortization	4,037	4,023
Loss on disposition of property, plant and equipment	69	36
Deferred income taxes	(1,633)	(694)
Deferred revenues and related costs	203	1,608
Accrued interest on preferred security	(145)	(125)
Impairment loss	2,895	—
Other	1,362	388

(Increase) decrease in current assets:
Receivables and inventories	(180)	(3,586)
Refundable income taxes	(3,359)	2,650
Prepaid expenses and other current assets	696	2,076

Increase (decrease) in current liabilities:
Accounts payable, accrued expenses and other liabilities	6,173	(462)

Cash flows provided by operating activities	$1,320	$3,184

See accompanying notes.

CPI CORP.
Interim Condensed Consolidated Statements of Cash Flows (…continued)
(Unaudited)

	12 Weeks Ended

thousands	May 1, 2004	April 26, 2003

Cash flows provided by operating activities	$1,320	$3,184

Cash flows provided by (used in) financing activities:
Proceeds from borrowings against cash surrender value of life insurance	184	—
Proceeds from issuance of common stock for option exercises	410	53
Cash dividends	(1,291)	(1,126)

Cash flows used in financing activities:	(697)	(1,073)

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(4,905)	(3,119)
Redemptions of preferred security	—	2,500
Changes in loan receivable:
Borrowings	(11,869)	(15,554)
Repayments	10,521	11,720
Purchases of investment securities in Rabbi Trust	(300)	(107)
Proceeds from sales of investment securities in Rabbi Trust	308	348

Cash flows used in investing activities	(6,245)	(4,212)

Effect of exchange rate changes on cash and cash equivalents	(307)	204

Net decrease in cash and cash equivalents	(5,929)	(1,897)

Cash and cash equivalents at beginning of period	51,011	57,922

Cash and cash equivalents at end of period	$45,082	$56,025

Supplemental cash flow information:
Interest paid	$—	$—

Income taxes refunded	$(100)	$(3,283)

Supplemental non-cash financing activities:
Issuance of common stock under the employee profit sharing plan	$—	$606

Issuance of treasury stock under the employee profit sharing plan	$554	$—

See accompanying notes.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company operates 1,017 professional portrait studios as of May 1, 2004 throughout the United States, Canada and Puerto Rico under license agreements with Sears, Roebuck and Co. (“Sears”).  At the end of the first quarter of 2004, the Company operated 24 portrait studios in Mexico through Soriana and its City Club format.  The Company also provided mobile photography services under the name Everyday Expressions™ to childcare centers, youth sports associations and events in 26 markets throughout the United States.  Subsequent to the end of the first quarter, as described in Note 9 to the Interim Condensed Consolidated Financial Statements herein, the Company’s new Board of Directors made a strategic decision to exit both the Mexican and mobile photography operations.  In addition, the Company operates searsphotos.com, an on-line photofinishing service as well as a vehicle for the Company’s customers to archive, share portraits via email and order additional portraits and products.

The Interim Condensed Consolidated Balance Sheet as of May 1, 2004, the related Interim Condensed Consolidated Statements of Operations for the 12 weeks ended May 1, 2004 and April 26, 2003, the Interim Condensed Consolidated Statement of Changes in Stockholders’ Equity for the 12 weeks ended May 1, 2004 and the Interim Condensed Consolidated Statements of Cash Flows for the 12 weeks ended May 1, 2004 and April 26, 2003, are unaudited.  The interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the CPI Corp. 2003 Annual Report on Form 10-K for its fiscal year ended February 7, 2004.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Certain reclassifications have been made to the 2003 financial statements to conform with the current year presentation.

NOTE 2 – CONTINGENCIES

Contingent Lease Obligations

In July 2001, the Company announced the completion of the sale of its Prints Plus Wall Decor segment, which included the ongoing guarantee of certain operating real estate leases of Prints Plus.  As of May 1, 2004, the maximum future obligation to the Company under these guarantees is $8.8 million before any negotiation with landlords or subleasing.  Based on scheduled lease payments, the maximum future obligations will decrease an additional $3.7 million by the end of fiscal 2004, then by $2.9 million in 2005 and approximately $2.2 million over the next two years. To recognize the risk of potential default associated with these leases, a $1.0 million reserve was established in 2001.  The $1.0 million reserve was established assuming an average of 75 days of lease payments for each of the 56 leases then guaranteed by the Company.  The 75 day estimate was based upon the Company’s historical experiences in settling lease obligations resulting from early terminations of leases, taking into account the nature of prime mall space represented by the guaranteed leases.  The Company has recognized no losses to date related to their obligations under these guarantees.  At May 1, 2004, the Company had made no further allowances for defaults under these operating leases as, in the opinion of management, Prints Plus is meeting the performance standards established under the operating leases.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

Prints Plus Financial Covenants

In conjunction with the above-mentioned transaction, the Company received an $11.0 million Preferred Security (“Preferred Security”) and provided Prints Plus with a $6.4 million revolving credit facility.  The agreements governing both instruments contain certain operating and financial covenants.  During the Company’s third quarter of 2003 (Prints Plus’ first fiscal quarter of 2003), Prints Plus failed to achieve the minimum EBITDA covenant included in the revolving credit facility, as amended, requiring Prints Plus to maintain EBITDA for any consecutive four quarters of not less than $3.0 million. As of November 8, 2003, the Company provided Prints Plus with a waiver on the violation of this covenant.

Based on Prints Plus revised operating forecast for its fiscal year ending July 24, 2004, we expect them to continue to fail to achieve the minimum EBITDA covenant referred to above as well as the fixed charge ratio covenant throughout the remainder of their fiscal year.  To address this, the Company has provided Prints Plus with a prospective waiver of the minimum EBITDA and fixed charge ratio covenants through July 24, 2004 as long as they meet or exceed the projected operating results in their revised operating forecast.  The achievement of the revised operating forecast should result in Prints Plus being able to continue to meet its obligations, including those to the Company, as they come due.  As of the Company’s first quarter of fiscal 2004 (Prints Plus’ third fiscal quarter of 2003), Prints Plus’ trailing four quarter EBITDA was $1.7 million versus the $2.0 million called for in their revised operating forecast covered by our prospective waiver.  As of May 1, 2004, the Company provided Prints Plus with an additional waiver of the covenant violation.

In assessing the recoverability of its recorded investment in the Preferred Security and the revolving credit facility, the Company reviews whether events or changes in circumstances indicate that the carrying value of the Preferred Security and the amount advanced under the revolving line of credit may not be recoverable.  This review includes an analysis of the current operating performance of Prints Plus, including the amounts of free cash flow being generated providing for interest and debt service, as well as their compliance with the performance standards included within the covenants of the Preferred Security and revolving line of credit.  Based on this review, no valuation allowance is deemed necessary at May 1, 2004.

Standby Letters of Credit

As of May 1, 2004, the Company had outstanding standby letters of credit in the principal amount of $6.2 million used in conjunction with the Company’s self insurance programs.

Litigation

The Company is a defendant in various lawsuits arising in the ordinary course of business.  It is the opinion of management that the ultimate liability, if any, resulting from such lawsuits will not materially affect the consolidated financial position or results of operations of the Company.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

NOTE 3 – OTHER CHARGES AND IMPAIRMENTS

Other charges and impairments included the following:

	12 Weeks Ended

thousands	May 1, 2004	April 26, 2003

Accruals related to accelerated vesting of supplemental retirement plan benefits and guaranteed bonuses for 2004	$3,414	$—
Impairment charges	3,067	—
Reserves for severance and related costs	2,036
Consent solicitation costs	846	—
Non-refundable loan commitment fee write-off	200	—

Total Other Charges and Impairments	$9,563	$—

Accelerated Vesting of Supplemental Retirement Plan Benefits and Guaranteed Bonuses for 2004

In the first quarter of 2004, change of control provisions in executive employment contracts were triggered as a result of the change in the composition of the Company’s Board of Directors resulting from the completion of the consent solicitation.  As a result, the Company accrued $3.3 million related to the accelerated vesting of executives’ benefits covered by the Company’s supplemental retirement plan and guaranteed bonuses of $76,000 provided for in employment contracts for those covered executives whose employment continues with the Company.

Impairment Charges

During the first quarter of 2004, the Company’s new Board along with its new management leadership in the technology function, made a decision to materially alter the Company’s previously planned and recently in-process technology platform that was to serve as the foundation for the eventual conversion to full digital technology in the portrait studios.  As a result of this decision, certain previously capitalized software development costs related to the development of the previous platform no longer have future utility to the Company and, accordingly, have been written off.

Reserves for Severance and Related Costs

During the first quarter of 2004, the Company established a reserve for severance and related costs consisting principally of potential benefits related to severance pay and supplemental retirement plan costs associated with the dismissal of certain executives.

Consent Solicitation Costs

In the first quarter of 2004, the Company incurred $846,000 of professional services costs related to the then-ongoing consent solicitation contest. These costs included $154,000 of total consent-related costs incurred by the Knightspoint Group which the Company has agreed to reimburse.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

Non-refundable Loan Commitment Fee Write-off

In early March 2004, prior to the change of control, the Company received a lending commitment related to the proposed refinancing of its then-existing debt structure.  In exchange for that commitment, the Company paid a $200,000 non-refundable loan commitment fee.  Subsequent to the receipt of the commitment and prior to its funding, the consent solicitation was completed resulting in the installation of a new Board and the lending commitment expired, necessitating the write-off of the previously capitalized non-refundable fee.

NOTE 4 – STOCKHOLDERS’ EQUITY

Comprehensive Income and Accumulated Other Comprehensive Loss

The following table shows the computation of comprehensive income:

12 Weeks Ended

thousands	May 1, 2004

Net loss	$(8,798)

Other comprehensive loss:
Foreign currency translation adjustments	(575)

Total accumulated other comprehensive loss	(575)

Total comprehensive loss	$(9,373)

The following table displays the components of accumulated other comprehensive loss as of May 1, 2004 and February 7, 2004.

thousands	May 1, 2004	February 7, 2004

Foreign currency translation adjustments	$2,780	$2,205
Minimum pension liability, net of taxes	7,394	7,394

Accumulated other comprehensive loss	$10,174	$9,599

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

NOTE 5 – STOCK-BASED COMPENSATION PLANS

At May 1, 2004, the Company had various stock-based employee compensation plans which are described more fully in Note 7 of the Notes to Consolidated Financial Statements in the Company’s 2003 Annual Report on Form 10-K.  The Company accounts for those plans in accordance with APB No. 25, “Accounting For Stock Issued to Employees”, and related Interpretations.  No stock-based employee compensation cost was reflected in net income, as no options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.

	12 Weeks Ended

thousands, except per share data	May 1, 2004	April 26, 2003

Net loss - as reported	$(8,798)	$(2,730)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related taxes	(33)	(17)

Net loss - pro forma	$(8,831)	$(2,747)

Loss per common share - basic
As reported	$(1.09)	$(0.34)
Pro forma	$(1.09)	$(0.34)

Loss per common share - diluted
As reported	$(1.09)	$(0.34)
Pro forma	$(1.09)	$(0.34)

NOTE 6 – RECENTLY ISSUED ACCOUNTING STANDARDS

There were no accounting standards issued during the first quarter of 2004 which will impact the Company’s consolidated financial statements.

NOTE 7 – EMPLOYEE BENEFIT PLANS

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

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

The Company also maintains a noncontributory defined benefit plan providing supplemental retirement benefits for certain current and former executives.  The cost of providing these benefits is accrued over the remaining expected service lives of the active plan participants.  The supplemental retirement plan is unfunded and as such does not have a specific investment policy or long-term rate of return assumptions.  However, certain assets will be used to finance these future obligations, and consist of cash surrender value of corporate-owned life insurance policies and other investments in a Rabbi Trust.

The following table sets forth the components of net periodic benefit cost for the defined benefit plans:

	12 Weeks Ended

	Pension Plan	Supplemental Retirement Plan

thousands	May 1, 2004	May 1, 2004

Components of net periodic benefit cost:
Service cost	$353	$36
Interest cost	624	85
Expected return on plan assets	(677)	—
Amortization of prior service cost	10	—
Amortization of net loss	319	—
Accelerated vesting	—	3,338
Settlement expense	—	86
Curtailment expense	—	230

Net periodic benefit cost	$629	$3,775

NOTE 8 – CHANGE OF CONTROL

On November 6, 2003, Knightspoint Partners I, L.P. and other entities participating with them (“Knightspoint Group”) filed with the SEC preliminary consent materials relating to the Knightspoint Group’s commencement of a solicitation of the Company’s stockholders.  The purpose of the consent solicitation was to, among other things, remove seven of the nine members of the Company’s Board of Directors, decrease the size of the Board to eight directors and elect six Knightspoint Group nominees to the Board.  On January 23, 2004, the Knightspoint Group filed with the SEC definitive consent solicitation materials.  The Company also filed definitive proxy materials with the SEC on February 20, 2004 relating to its opposition to the Knightspoint Group’s consent solicitation.  On March 18, 2004, the Knightspoint Group delivered to the Company written consents.  On March 24, 2004, an independent inspector certified that the consents delivered by Knightspoint Group represented a majority of the Company’s outstanding common stock consenting to the election of the Knightspoint Group’s nominees as directors of the Company, the removal of seven of the nine members of the sitting Board and the adoption of the Knightspoint Group’s proposals included in such consents.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

The material change in the composition of the Board resulting from the Knightspoint Group’s successful consent solicitation triggered change of control provisions in various employment and stock option agreements between the Company and certain of its executives and employees.  As described in Note 3 of the Notes to Interim Condensed Consolidated Financial Statement included herein, in the first quarter of 2004 the Company accrued $3.3 million related to the accelerated vesting of executives’ benefits covered by the Company’s supplemental retirement plan and guaranteed bonuses of $76,000 provided for in employment contracts for those covered executives whose employment continues with the Company.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to the end of the first quarter, the Company’s new Board of Directors made a strategic decision to exit both the Mexican and mobile photography operations.  This decision was made to allow the Company to enhance focus on the core Sears Portrait Studios business as well as to eliminate the ongoing operating dilution associated with these businesses.

The Company plans to execute its exit plans during the second quarter of 2004 at which time it will record the charges and impairments necessary to effectuate the exits.  Currently, the Company expects to record pre-tax exit costs in the second quarter of 2004 ranging from $2.4 million to $3.2 million related to the Mexican operation and from $1.4 million to $1.8 million related to the mobile photography operations.

Furthermore, consistent with the plans to further reduce corporate overhead costs, and, in certain instances, to effectuate additional executive leadership changes, the Company effected second quarter headquarters staff reductions impacting two additional executives and 35 employees that will result in severance accruals being recorded in the second quarter estimated to range from $800,000 to $900,000.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide the reader of the financial statements with a narrative on the Company’s results of operations, financial position and liquidity, significant accounting policies and critical estimates, and the future impact of accounting standards that have been issued but are not yet effective.   Management’s Discussion and Analysis is presented in the following sections:  Executive Overview; Results of Operations; Liquidity and Capital Resources; and Accounting Pronouncements and Policies.  It is useful to read Management’s Discussion and Analysis in conjunction with the interim condensed consolidated financial statements and related notes thereto contained elsewhere in this document.

EXECUTIVE OVERVIEW

The Company’s Operations

CPI Corp. is a long-standing leader, based on sittings and related revenues, in the professional portrait photography of young children and families.  From the single studio opened by its predecessor company in 1942, we have grown to 1,017 studios throughout the United States, Canada and Puerto Rico under license agreements with Sears.  We have provided professional portrait photography for Sears’ customers since 1959 and have been the exclusive Sears portrait studio operator since 1986.

As of the end of the first quarter in fiscal 2004 and 2003, May 1, 2004 and April 26, 2003, respectively, the Company’s Sears Portrait Studio counts were:

	May 1, 2004	April 26, 2003

United States and Puerto Rico:
Within full-line Sears stores	854	857
Locations not within Sears stores	45	45

Canada	118	120

Total	1,017	1,022

In early 2003, the Company commenced operations of a Mexican portrait studio business and a mobile photography operation.  As of the end of the first quarter of 2004, the Company operated 24 portrait studios in Mexico through Soriana and its City Club format.  The Company also provided mobile photography services under the name Everyday Expressions™ to childcare centers, youth sports associations and events in 26 markets throughout the United States.  During the first quarter of 2004, the Mexican and mobile operations reported revenues of $558,000 and $527,000 and losses, net of associated tax benefits, of $316,000 and $822,000, respectively.

Subsequent to the end of the first quarter, the Company’s new Board of Directors made a strategic decision to exit both the Mexican and mobile photography operations.  This decision was made to allow the Company to enhance focus on the core Sears Portrait Studios business as well as to eliminate the ongoing operating dilution associated with these businesses.  The Company plans to execute its exit plans during the second quarter of 2004 at which time it will record the charges and impairments necessary to effectuate the exits.  Currently, the Company expects to record pre-tax exit costs in the second quarter of 2004 ranging from $2.4 million to $3.2 million related to the Mexican operation and from $1.4 million to $1.8 million related to the mobile photography operations.

RESULTS OF OPERATIONS

A summary of consolidated results of operations and key statistics were as follows:

	12 Weeks Ended

thousands, except per share data and average sales per customer sitting	May 1, 2004	April 26, 2003

Net sales	$56,010	$56,255

Cost and expenses:
Cost of sales	8,059	7,823
(exclusive of depreciation and amortization shown below)
Cost of sales as a percentage of net sales	14.4%	13.9%
Gross margin as a percentage of net sales	85.6%	86.1%
Selling, general and administrative expenses	48,044	48,510
Selling, general and administrative expenses as a percentage of sales	85.8%	86.2%
Depreciation and amortization	4,037	4,023
Other charges and impairments	9,563	—

	69,703	60,356

Loss from operations	(13,693)	(4,101)

Interest expense	599	769
Interest income	281	374
Other income, net	46	52

Loss before income tax benefit	(13,965)	(4,444)

Income tax benefit	(5,167)	(1,714)

NET LOSS	(8,798)	(2,730)

Net loss per share - diluted	$(1.09)	$(0.34)

The Company reported a net loss for the 12-week first quarter ended May 1, 2004 of $8.8 million, or $1.09 per diluted share, compared to a net loss of $2.7 million, or $0.34 per diluted share for the comparable quarter of fiscal 2003.  The overall results of the first quarter of 2004 were significantly impacted by the timing of Easter in 2004 versus 2003 and by the recording of other charges and impairments totaling $9.6 million, $6.0 million on an after-tax basis or $.74 per diluted share.  The other charges and impairments consist principally of additional costs incurred by the Company in the first quarter of 2004 related to the then-ongoing consent solicitation contest, accruals triggered by various change of control provisions included in certain executive employment contracts and accruals, reserves and charges resulting from personnel and strategic direction decisions made by the Company’s new Board of Directors.

Net sales totaled $56.0 million and $56.3 million in the first quarter of fiscal 2004 and 2003, respectively.

•

Consolidated net sales for the first quarter of 2004 decreased $245,000 or less than 1.0% to $56.0 million from the $56.3 million reported in the first quarter of 2003 as declines in Sears Portrait Studio sales of $1.3 million were substantially offset by increases in sales in the Company’s Mexican and Mobile photography operations of $1.0 million.  As discussed more fully in the following paragraphs, the timing of Easter in 2004 versus 2003 had a significant impact on the comparability of reported first quarter sales in both years.

•

During the first quarter of 2004, the Company’s Sears Portrait Studios reported a 2.5% decrease in sittings from 885,000 to 863,000 and a 0.6% decrease in average sale per customer sitting from $63.16 to $62.81.  The timing of Easter, a seasonally important time for portraiture sales, had a significant impact on the timing of recognition of sales revenues between the Company’s first and second fiscal quarters.  Most of the Company’s Easter-related sales in 2004, an earlier Easter, were recognized as revenues, in accordance with the Company’s revenue recognition policies, in the first fiscal quarter while such sales in 2003, a later Easter, were principally recognized in the second fiscal quarter.  The comparability impact related to the timing of Easter is illustrated by reference to the following year-to-date sales update.

•

On a year-to-date basis through May 29, 2004, sales in the Company’s Sears Portrait Studios are down approximately 10.6% from the comparable period in 2003.  The net change in deferred revenues, based principally on the timing of deliveries of portraits to the customer, has the impact of increasing or decreasing reported sales revenues.  Excluding the effects of the net changes in deferred revenues, the Company’s year-to-date sales through May 29, 2004 declined approximately 13.5% compared to the comparable period of the prior year which is reflective of the trends being experienced in our studios.  There are a number of initiatives being considered for the second half of the year designed to reverse the negative sales trends experienced in the first half-to-date.  These initiatives include, among others, a studio hardware upgrade, a full digital test in a meaningful number of studios, pricing/offer changes, additional marketing support and increased studio coverage hours.

•

The Company believes that the continuing decline in first quarter sittings is attributable to several external and internal factors.  Among the external factors are the impacts of continuing competitive pressures, including the opening of new competitor locations and severe price discounting.  In addition, the rate at which customers continue to adopt amateur digital photography technologies has accelerated which may be impacting the frequency of studio visits.  Internal factors potentially negatively impacting sittings include the Company’s decision, beginning in the second half of 2003, to reduce studio employment costs through lower allocations of hours toward coverage and training/retention, which is currently being reassessed, as well as potential effects from reduced advertising spending in the fourth quarter of 2003.  In addition, it is likely that some customers visiting our studios are receiving a less than optimal experience as a result of certain technology and support challenges caused by our aging studio infrastructure which also is currently under review as part of the new Board’s review of options to transition the studios to full digital technology.

•

The net decrease in average sale per customer sitting results from the positive impact of a continuing mix shift toward the higher value custom offer being more than offset by increased discounting in response to competitive pricing pressures and the elimination of sitting fees on certain offers targeted at new customer acquisition.  The new Board and management are also reviewing alternative pricing strategies.

Costs and expenses were $69.7 million in the first quarter of 2004, compared with $60.4 million in comparable prior year period.

•

Cost of sales, excluding depreciation and amortization expense, as a percentage of net sales was 14.4% in the first quarter of 2004, compared to 13.9% in the comparable quarter in 2003.  Correspondingly, gross margin rates were 85.6% and 86.1% in the first quarter of 2004 and 2003, respectively.  The increase in cost of sales, as a percentage of sales, from the first quarter of 2003 to the first quarter of 2004 was primarily a result of increased markdowns on merchandise sales of frames and accessories in an effort to reduce inventory levels in the field.

•

Selling, general and administrative expenses were $48.0 million and $48.5 million for first quarter of 2004 and 2003, respectively.  As a percentage of sales, these expenses were 85.8% in 2004 and 86.2% in 2003.

Selling, general and administrative expenses decreased $500,000 in the first quarter of 2004 compared to 2003.  This decrease resulted primarily from $1.6 million in additional costs in the first quarter of 2004 associated with the Company’s mobile photography and its Mexican studio operations being more than offset by other decreases in selling, general and administrative expenses of $2.1 million.  The other decreases are primarily attributable to a reduction in studio employment costs of $1.6 million as well as overall net decreases in various other categories of expenses resulting from the Company’s cost reductions initiatives.

•	Depreciation and amortization was $4.0 million in the first quarter of 2004, unchanged from the comparable quarter of 2003.

•

Other charges and impairments reflect costs incurred from strategic actions implemented by the Company to restructure its operations, costs that are unpredictable and atypical of the Company’s operations and additional charges due to asset impairments.  In the first quarter of 2004, the Company recognized $9.6 million in other charges and impairments consisting principally of additional costs incurred by the Company related to the then-ongoing consent solicitation contest, accruals triggered by various change of control provisions included in certain executive employment contract and accruals, reserves and charges resulting from personnel and strategic direction decisions made by the Company’s new Board of Directors.  Other charges and impairments recorded in the first quarter of 2004 are as follows:

thousands

Accruals related to accelerated vesting of supplemental retirement plan benefits and guaranteed bonuses for 2004	$3,414
Impairment charges	3,067
Reserves for severance and related costs	2,036
Consent solicitation costs	846
Non-refundable loan commitment fee write-off	200

Total Other Charges and Impairments	$9,563

	•	Accelerated Vesting of Supplemental Retirement Plan Benefits and Guaranteed Bonuses for 2004

In the first quarter of 2004, change of control provisions in executive employment contracts were triggered as a result of the change in the composition of the Company’s Board of Directors resulting from the completion of the consent solicitation.  As a result, the Company accrued $3.3 million related to the accelerated vesting of executives’ benefits covered by the Company’s supplemental retirement plan and guaranteed bonuses of $76,000 provided for in employment contracts for those covered executives whose employment continues with the Company.

	•	Impairment Charges

During the first quarter of 2004, the Company’s new Board along with its new management leadership in the technology function, made a decision to materially alter the Company’s previously planned and recently in-process technology platform that was to serve as the foundation for the eventual conversion to full digital technology in the portrait studios.  As a result of this decision, certain previously capitalized software development costs related to the development of the previous platform no longer have future utility to the Company and, accordingly, have been written off.

	•	Reserves for Severance and Related Costs

During the first quarter of 2004, the Company established a reserve for severance and related costs consisting principally of potential benefits related to severance pay and supplemental retirement plan costs associated with the dismissal of certain executives.

	•	Consent Solicitation Costs

In the first quarter of 2004, the Company incurred $846,000 of professional services costs related to the then-ongoing consent solicitation contest.  These costs include $154,000 of total consent-related costs incurred by the Knightspoint Group which the Company has agreed to reimburse.

	•	Non-refundable Loan Commitment Fee Write-off

In early March 2004, prior to the change of control, the Company received a lending commitment related to the proposed refinancing of its then-existing debt structure.  In exchange for that commitment, the Company paid a $200,000 non-refundable loan commitment fee.  Subsequent to the receipt of the commitment and prior to its funding, the consent solicitation was completed resulting in the installation of a new Board and the lending commitment expired, necessitating the write-off of the previously capitalized non-refundable fee.

•

Interest expense was $599,000 in the first quarter of 2004 compared to $769,000 in the comparable period of the prior year.  The reduction in interest expense is primarily a result of scheduled annual principal payments totaling $8.6 million made in June 2003 reducing the outstanding balance of the Senior Notes.

•

Interest income was $281,000 in the first quarter of 2004 compared to $374,000 in the first quarter of 2003.  The decrease in interest income is due to declines in interest rates, the shortening of maturities in certain investments and lower average invested cash balances.

•

Income tax benefits were $5.2 million and $1.7 million in the first quarter of 2004 and 2003, respectively.  These benefits resulted in effective tax rates of 37.0% in 2004 and 39.0% in 2003.  The lower effective income tax rate in the first quarter of 2004 was attributable to the lower marginal rate expected for the year.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our cash flows for the first quarters of 2004 and 2003.

	12 Weeks Ended

thousands	May 1, 2004	April 26, 2003

Net cash provided by (used in):
Operating activities	$1,320	$3,184
Investing activities	(6,245)	(4,212)
Financing activities	(697)	(1,073)
Effect of exchange rate changes on cash	(307)	204

Net decrease in cash	$(5,929)	$(1,897)

Net Cash Provided By Operating Activities

Net cash provided by operating activities was $1.3 million during the first quarter of 2004 compared to $3.2 million in the first quarter of 2003.  The decrease in cash provided in 2004 compared to 2003 resulted primarily from increased net losses partially offset by impairment charges not requiring cash and increases in accounts payable and accrued expenses resulting from accrued purchase commitments for computer hardware, peripherals and software development and accruals triggered by the change of control and strategic and leadership changes, none of which were funded during the first quarter.  In addition, operating cash flows for the first quarter of 2004 were also impacted by net changes in current assets from 2003, principally receivables from Sears and refundable income taxes.  The receivable from Sears increased in 2003 due to changes in our credit card processing agreement with them.  Refundable income taxes increased in 2004 as a result of the first quarter loss and the receipt in the first quarter of 2003 of an income tax refund totaling $4.4 million.

Net Cash Used In Investing Activities

Net cash used in investing activities during the first quarter of 2004 was $6.2 million compared to $4.2 in the first quarter of 2003.  The increase in cash used for investing activities is primarily related to increased capital expenditures resulting from a $2.1 million accrued purchase commitment recorded in our balance sheet at May 1, 2004 for computer equipment, peripherals and software development that were purchased in the first quarter of 2004 to replace aging systems in our studios and will be paid for in the second quarter of 2004 and a decrease of $2.5 million in net borrowings by Prints Plus under our revolving line of credit to them offset by no voluntary redemptions in 2004 by Prints Plus on the Preferred Security compared to $2.5 million of such redemptions in the first quarter of 2003.

Net Cash Used In Financing Activities

Net cash used in financing activities was $697,000 in the first quarter of 2004 compared to $1.1 million in the comparable prior year period.  The decrease in net cash used in the first quarter of 2004 was primarily related to the increase in proceeds from borrowings against cash surrender value of life insurance of $184,000 and an increase in proceeds from the issuance of common stock for option exercises of $357,000, partially offset by a $165,000 increase in cash dividends resulting from the Board of Director’s June 3, 2003 decision to increase the annual dividend rate paid on the Company’s common stock from $.56 per share to $.64 per share effective with the third quarter 2003 dividend payment.

As discussed in the Company’s Annual Report on Form 10-K for its fiscal year ended February 7, 2004, the Company has a $60.0 million Senior Note Agreement and $15 million Revolving Credit Facility.  Effective May 1, 2004, the Company amended its Revolving Credit Facility to adjust the minimum consolidated fixed charge coverage ratio and the maximum consolidated adjusted liabilities to consolidated EBITDA covenants.  In the May 2004 amendment, the Company also agreed to reduce the line to $6.2 million since the Company has current minimal operating borrowing needs other than to support $6.2 million in outstanding letters of credit as of May 1, 2004.  As of May 1, 2004, the Company was in compliance with all covenants under both the amended Revolving Credit Facility and the Senior Note Agreement.

Off-Balance Sheet Arrangements

Other than stand-by letters of credit to support our various self-insurance programs and the ongoing guarantee of certain operating real estate leases of Prints Plus, both of which are more fully discussed in the following Contingencies section, the Company has no additional off-balance sheet arrangements.

Contingencies

In July 2001, the Company announced the completion of the sale of its Prints Plus Wall Decor segment, which included the ongoing guarantee of certain operating real estate leases of Prints Plus.  As of May 1, 2004, the maximum future obligation to the Company under these guarantees is $8.8 million before any negotiation with landlords or subleasing.  Based on scheduled lease payments, the maximum future obligations will decrease an additional $3.7 million by the end of fiscal 2004, then by $2.9 million in 2005 and approximately $2.2 million over the next two years. To recognize the risk of potential default associated with these leases, a $1.0 million reserve was established in 2001.  The $1.0 million reserve was established assuming an average of 75 days of lease payments for each of the 56 leases then guaranteed by the Company.  The 75 day estimate was based upon the Company’s historical experiences in settling lease obligations resulting from early terminations of leases, taking into account the nature of prime mall space represented by the guaranteed leases.  The Company has recognized no losses to date related to their obligations under these guarantees.  At May 1, 2004, the Company had made no further allowances for defaults under these operating leases as, in the opinion of management, Prints Plus is meeting the performance standards established under the operating leases.

In conjunction with the above-mentioned transaction, the Company received an $11.0 million Preferred Security (“Preferred Security”) and provided Prints Plus with a $6.4 million revolving credit facility.  The agreements governing both instruments contain certain operating and financial covenants.  During the Company’s third quarter of 2003 (Prints Plus’ first fiscal quarter of 2003), Prints Plus failed to achieve the minimum EBITDA covenant included in the revolving credit facility, as amended, requiring Prints Plus to maintain EBITDA for any consecutive four quarters of not less than $3.0 million. As of November 8, 2003, the Company provided Prints Plus with a waiver on the violation of this covenant.

Based on Prints Plus revised operating forecast for its fiscal year ending July 24, 2004, we expect them to continue to fail to achieve the minimum EBITDA covenant referred to above as well as the fixed charge ratio covenant throughout the remainder of their fiscal year.  To address this, the Company has provided Prints Plus with a prospective waiver of the minimum EBITDA and fixed charge ratio covenants through July 24, 2004 as long as they meet or exceed the projected operating results in their revised operating forecast.  The achievement of the revised operating forecast should result in Prints Plus being able to continue to meet its obligations, including those to the Company, as they come due.  As of the Company’s first quarter of fiscal 2004 (Prints Plus’ third fiscal quarter of 2003), Prints Plus’ trailing four quarter EBITDA was $1.7 million versus the $2.0 million called for in their revised operating forecast covered by our prospective waiver.  As of May 1, 2004, the Company provided Prints Plus with an additional waiver of the covenant violation.

In assessing the recoverability of its recorded investment in the Preferred Security and the revolving credit facility, the Company reviews whether events or changes in circumstances indicate that the carrying value of the Preferred Security and the amount advanced under the revolving line of credit may not be recoverable.  This review includes an analysis of the current operating performance of Prints Plus, including the amounts of free cash flow being generated providing for interest and debt service, as well as their compliance with the performance standards included within the covenants of the Preferred Security and revolving line of credit.  Based on this review, no valuation allowance is deemed necessary at May 1, 2004.

The Company uses stand-by letters of credit to support its various self-insurance programs.  Letters of credit are issued under CPI Corp.’s revolving credit facility, generally having a one-year maturity and are renewed annually.  As of May 1, 2004, the Company had outstanding standby letters of credit in the principal amount of $6.2 million.

Liquidity

Cash flows from operations and cash and cash equivalents on hand represent our expected sources of funds in 2004 to meet our obligations and commitments, including debt service, annual dividends to shareholders, planned capital expenditures and normal operating needs.

Despite the trend of declining cash flows from operations and the continuing challenging and competitive sales environment, we expect to generate sufficient cash flow from operations in 2004, when coupled with cash on hand, to meet the Company’s obligations and commitments.

However, as referred to in the Executive Overview section of Management’s Discussion and Analysis in the Company’s 2003 Annual Report on Form 10-K for its fiscal year ended February 7, 2004, our new Board is evaluating the possibility of effecting a significant return of capital.  To effectuate such a return of capital would require either debt covenant relief from our existing Senior Note holders or a refinancing of the Senior Notes and an increase in our existing revolving credit facility to handle potential seasonal cash flow needs.  Based on our discussions to date, our Senior Note holders have advised us that they are unwilling to grant the debt covenant relief necessary to effectuate a significant return of capital.  We have initiated preliminary discussions with several banks regarding a potential refinancing of our existing debt structure to determine the availability of adequate funding sources on terms acceptable to the Company.

ACCOUNTING PRONOUNCEMENTS AND POLICIES

Adoption of New Accounting Standards

There were no accounting standards issued during the first quarter of 2004 which will impact the Company’s consolidated financial statements.

Application of Critical Accounting Policies

The Company’s significant accounting policies are discussed in the Notes to the Consolidated Financial Statements that are included in the Company’s 2003 Annual Report on Form 10-K that is filed with the Securities and Exchange Commission.  In most cases, the accounting policies utilized by the Company are the only ones permissible under U.S. Generally Accepted Accounting Principles for businesses in our industry.  However, the application of certain of these policies requires significant judgments or a complex estimation process that can affect the results of operations and financial position of the Company, as well as the related footnote disclosures.  The Company bases its estimates on historical experience and other assumptions that it believes are reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known.  The accounting policies and estimates that can have a significant impact on the operating results, financial position and footnote disclosures of the Company are described in the Management Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2003 Annual Report on Form 10-K.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign exchange rates.  The Company’s debt obligations have primarily fixed interest rates; therefore, the Company’s exposure to changes in interest rates is minimal. The Company’s exposure to changes in foreign exchange rates relates to its Canadian and Mexican operations and is also minimal, as these operations constitute 11.3% of the Company’s total assets at May 1, 2004 and 7.6% of the Company’s total sales for the 12 weeks then ended.

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

In the quarter ended May 1, 2004, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.  In addition, since the date of this evaluation to the filing date of this Quarterly Report, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.   OTHER INFORMATION

Item 4. Results of Votes of Security Holders

See Part I. Item 4. “Results of Votes of Security Holders” in the Company’s 2003 Annual Report on Form 10-K for its fiscal year ended February 7, 2004 for the results of the consent solicitation completed in the first quarter of 2004.

Item 6.  Exhibits and Reports on Form 8-K

a.	Exhibits

An Exhibit Index has been filed as part of this Report on Page E-1.

b.	Reports on Form 8-K.

–	On February 11, 2004, CPI Corp. filed an 8-K Current Report on the issuance of a press release dated February 9, 2004 offering dissident group proportional representation on its Board of Directors.

–	On February 13, 2004, CPI Corp. filed an 8-K Current Report on the issuance of a press release dated February 13, 2004 announcing that written consents from stockholders were delivered to the Company.

–	On March 4, 2004, CPI Corp. filed an 8-K Current Report on the issuance of a press release dated March 3, 2004 announcing the return of $30 million in capital to stockholders.

–

On March 25, 2004, CPI Corp. filed an 8-K Current Report on the issuance of a press release dated March 24, 2004 announcing the consents of CPI Corp. shareholders were certified by an independent inspector and that the majority of the Board of Directors had been replaced.

–	On April 8, 2004, CPI Corp. filed an 8-K Current Report on the issuance of a press release dated March 24, 2004 announcing changes in control of registrant.

–	On April 21, 2004, CPI Corp. filed an 8-K Current Report on the issuance of a press release dated April 15, 2004 reporting fourth quarter and fiscal 2003 results.

–	On April 22, 2004, CPI Corp. filed an 8-K Current Report on the issuance of a press release dated April 20, 2004 announcing that James R. Clifford resigned from its Board of Directors.

–

On April 27, 2004, CPI Corp filed an 8-K Current Report on the issuance of a press release dated April 26, 2004 announcing that J. David Pierson had been removed from the positions of Chairman of the Board, Chief Executive Officer and President of the Company.

CPI CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI Corp.
(Registrant)

	By:	/s/ Gary W. Douglass

Gary W. Douglass
Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Dated: June 10, 2004

	By:	/s/ Kimberly A. LaBelle

Kimberly A. LaBelle
Vice President, Corporate Controller (Principal Accounting Officer)

Dated: June 10, 2004

CPI CORP.

E-1
EXHIBIT INDEX

Exhibit No.

3.10	Amendments to Bylaws of the Company

10.83	Sixth Amendment to Sears License Agreement (Off Mall)

11.1	Computation of Per Share Earnings - Diluted - for the 12 weeks ended May 1, 2004 and April 26, 2003

11.2	Computation of Per Share Earnings - Basic - for the 12 weeks ended May 1, 2004 and April 26, 2003

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934 by the Chief Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934 by the Chief Financial Officer

32.0	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer