Form 10-Q
period 2004-07-24
CPI CORP
filed 2004-09-02
CIK 25354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE
QUARTERLY PERIOD ENDED JULY 24, 2004

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
|X| Yes |_| No

As of August 27, 2004, the Registrant had 7,750,198 common shares outstanding.

CPI CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
12 Weeks and 24 Weeks Ended July 24, 2004

CPI CORP.
Interim Condensed Consolidated Balance Sheets – Assets

PART I.  FINANCIAL INFORMATION

Item 1   Financial Statements

thousands	July 24, 2004 (Unaudited)	February 7, 2004

ASSETS
Current assets:
Cash and cash equivalents	$14,826	$51,011
Accounts receivable:
Due from licensor stores	8,103	7,447
Other	182	59
Inventories	10,050	11,858
Prepaid expenses and other current assets	6,795	7,488
Refundable income taxes	7,741	2,166
Deferred tax assets	7,896	11,947

Total current assets	55,593	91,976

Property and equipment:
Land	2,765	2,765
Building improvements	26,519	26,520
Leasehold improvements	7,560	6,571
Photographic, sales and manufacturing equipment	205,377	210,745

Total	242,221	246,601
Less accumulated depreciation and amortization	197,975	193,866

Property and equipment, net	44,246	52,735
Assets of business transferred under contractual arrangements:
Preferred Security	7,000	7,000
Accrued dividends on Preferred Security	350	60
Loan receivable	3,539	1,915
Assets of supplemental retirement plan:
Cash surrender value of life insurance policies (net of borrowings of $1,548 at February 7, 2004)	—	11,396
Other investments	11,542	95
Other assets, net of amortization of $1,359 at both July 24, 2004 and February 7, 2004	9,514	2,052

TOTAL ASSETS	$131,784	$167,229

See accompanying notes.

CPI CORP.
Interim Condensed Consolidated Balance Sheets – Liabilities and Stockholders’ Equity

thousands, except share and per share data	July 24, 2004 (Unaudited)	February 7, 2004

LIABILITIES
Current liabilities:
Current maturities of long-term debt	$8,580	$8,580
Accounts payable	10,949	15,294
Accrued employment costs	15,359	12,297
Customer deposit liability	24,766	24,897
Sales taxes payable	1,190	2,524
Accrued advertising expenses	2,389	1,803
Accrued expenses and other liabilities	2,808	3,024

Total current liabilities	66,041	68,419

Long-term debt, less current maturities	17,030	25,589
Accrued pension obligations	10,364	10,364
Supplemental retirement plan obligations	7,313	3,547
Customer deposit liability	4,096	4,769
Other liabilities	360	2,715

Total liabilities	105,204	115,403

STOCKHOLDERS’ EQUITY
Preferred stock, no par value. 1,000,000 shares authorized; no shares outstanding	—	—
Preferred stock, Series A, no par value, 200,000 shares authorized; no shares outstanding	—	—
Common stock, $0.40 par value. 50,000,000 shares authorized; 18,422,434 and 18,360,238 shares issued at July 24, 2004 and February 7, 2004, respectively	7,369	7,344
Additional paid in capital	53,167	52,272
Retained earnings	209,896	230,394
Accumulated other comprehensive loss	(9,818)	(9,599)

	260,614	280,411
Treasury stock - at cost, 10,672,236 and 10,292,503 shares at July 24, 2004 and February 7, 2004, respectively	(234,031)	(228,577)
Unamortized deferred compensation- restricted stock	(3)	(8)

Total stockholders’ equity	26,580	51,826

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$131,784	$167,229

See accompanying notes.

CPI CORP.
Interim Condensed Consolidated Statements of Operations
(Unaudited)

	12 Weeks Ended		24 Weeks Ended

thousands, except share and per share data	July 24, 2004	July 19, 2003	July 24, 2004	July 19, 2003

Net sales	$48,621	$60,896	$103,546	$117,076

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	6,579	7,822	14,229	15,583
Selling, general and administrative expenses	42,650	49,218	88,365	96,989
Depreciation and amortization	3,681	3,763	7,546	7,771
Other charges and impairments	3,941	—	13,504	—

	56,851	60,803	123,644	120,343

Income (loss) from continuing operations	(8,230)	93	(20,098)	(3,267)

Interest expense	532	715	1,131	1,484
Interest income	269	564	550	938
Other income, net	105	31	150	78

Loss from continuing operations before income tax benefit	(8,388)	(27)	(20,529)	(3,735)
Income tax benefit	(1,869)	(10)	(6,361)	(1,441)

Net loss from continuing operations	(6,519)	(17)	(14,168)	(2,294)
Net loss from discontinued operations, net of income tax benefits of $1,520, $508, $2,195 and $792, respectively	(2,588)	(809)	(3,737)	(1,261)

NET LOSS	$(9,107)	$(826)	$(17,905)	$(3,555)

Net loss per share from continuing operations - diluted	$(0.82)	$—	$(1.76)	$(0.28)
Net loss per share from discontinued operations - diluted	(0.32)	(0.10)	(0.46)	(0.16)

Net loss per share - diluted	$(1.14)	$(0.10)	$(2.22)	$(0.44)

Net loss per share from continuing operations - basic	$(0.82)	$—	$(1.76)	$(0.28)
Net loss per share from discontinued operations - basic	(0.32)	(0.10)	(0.46)	(0.16)

Net loss per share - basic	$(1.14)	$(0.10)	$(2.22)	$(0.44)

Dividends per share	$0.16	$0.14	$0.32	$0.28

Weighted average number of common and common equivalent shares outstanding-diluted	7,988,186	8,100,868	8,044,379	8,100,824

Weighted average number of common and common equivalent shares outstanding-basic	7,988,186	8,100,868	8,044,379	8,100,824

See accompanying notes.

CPI CORP.
Interim Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

Twenty-four weeks ended July 24, 2004

thousands, except share and per share data	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock, at cost	Deferred compensation - restricted stock	Total

Balance at February 7, 2004	$7,344	$52,272	$230,394	$(9,599)	$(228,577)	$(8)	$51,826

Net loss	—	—	(17,905)	—	—	—	(17,905)
Total other comprehensive loss	—	—	—	(219)	—	—	(219)

Total comprehensive loss	—	—	—	—	—	—	(18,124)
Issuance of common stock to employee benefit plans and option exercises (89,243 shares)	25	895	—	—	554	—	1,474
Dividends ($.32 per common share)	—	—	(2,593)	—	—	—	(2,593)
Purchase of treasury stock, at cost (406,780 shares)	—	—	—	—	(6,008)	—	(6,008)
Amortization of deferred compensation - restricted stock	—	—	—	—	—	5	5

Balance at July 24, 2004	$7,369	$53,167	$209,896	$(9,818)	$(234,031)	$(3)	$26,580

See accompanying notes.

CPI CORP.
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	24 Weeks Ended

thousands	July 24, 2004	July 19, 2003

Reconciliation of net loss from continuing operations to cash flows provided by (used in) operating activities:

Net loss from continuing operations	$(14,168)	$(2,294)

Adjustments for items not requiring cash:
Depreciation and amortization	7,546	7,771
Loss on disposition of property, plant and equipment	90	108
Deferred income taxes	(2,967)	(1,480)
Deferred revenues and related costs	(650)	(315)
Accrued interest on preferred security	(290)	(270)
Impairment losses	4,298	—
Accelerated vesting of supplemental retirement plan benefits	3,338	—
Other	385	(191)

(Increase) decrease in current assets:
Receivables and inventories	617	(922)
Refundable income taxes	(3,380)	4,131
Prepaid expenses and other current assets	250	(107)

Increase (decrease) in current liabilities:
Accounts payable	(4,345)	1,346
Accrued expenses and other liabilities	988	(791)

Cash flows (used in) provided by continuing operations	(8,288)	6,986
Cash flows used in discontinued operations	(2,692)	(2,329)

Cash flows (used in) provided by operating activities	$(10,980)	$4,657

See accompanying notes.

CPI CORP.
Interim Condensed Consolidated Statements of Cash Flows (…continued)
(Unaudited)

	24 Weeks Ended

thousands	July 24, 2004	July 19, 2003

Cash flows (used in) provided by operating activities	$(10,980)	$4,657
Cash flows (used in) provided by financing activities:
Repayment of long-term obligations	(8,580)	(8,580)
Proceeds from issuance of common stock to employee stock plans and option exercises	920	53
Cash dividends	(2,593)	(2,261)
Purchase of treasury stock	(6,008)	—

Cash flows used in financing activities:	(16,261)	(10,788)

Cash flows (used in) provided by investing activities:
Additions to property and equipment	(7,525)	(8,382)
Proceeds from sale of property and equipment	215	—
Redemptions of preferred security	—	2,500
Changes in loan receivable:
Borrowings	(22,220)	(27,331)
Repayments	20,596	23,625
Purchases of investment securities in Rabbi Trust	(456)	(819)
Proceeds from sales of investment securities in Rabbi Trust	405	2,273

Cash flows used in investing activities	(8,985)	(8,134)

Effect of exchange rate changes on cash and cash equivalents	41	328

Net decrease in cash and cash equivalents	(36,185)	(13,937)

Cash and cash equivalents at beginning of period	51,011	57,922

Cash and cash equivalents at end of period	$14,826	$43,985

Supplemental cash flow information:
Interest paid	$1,278	$1,605

Income taxes refunded	$(114)	$(3,179)

Supplemental non-cash financing activities:
Issuance of common stock under the employee profit sharing plan	$—	$606

Issuance of treasury stock under the employee profit sharing plan	$554	$—

Repayment of borrowings against cash surrender value of life insurance via liquidation of related policies	$1,548	$—

See accompanying notes.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 –	DESCRIPTION OF BUSINESS AND INTERIM CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

The Company operates 1,016 professional portrait studios as of July 24, 2004 throughout the United States, Canada and Puerto Rico under license agreements with Sears, Roebuck and Co. (“Sears”).    During the second quarter of 2004, as described in Note 9 to the Interim Condensed Consolidated Financial Statements herein, the Company’s recently reconstituted Board of Directors made a strategic decision to exit both the Mexican and mobile photography operations which began operations in 2002.  In addition, the Company operates searsphotos.com, an on-line photofinishing service as well as a vehicle for the Company’s customers to archive, share portraits via email and order additional portraits and products.

The Interim Condensed Consolidated Balance Sheet as of July 24, 2004, the related Interim Condensed Consolidated Statements of Operations for the 12 and 24 weeks ended July 24, 2004 and July 19, 2003, the Interim Condensed Consolidated Statement of Changes in Stockholders’ Equity for the 24 weeks ended July 24, 2004 and the Interim Condensed Consolidated Statements of Cash Flows for the 24 weeks ended July 24, 2004 and July 19, 2003, are unaudited.  The interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the CPI Corp. 2003 Annual Report on Form 10-K for its fiscal year ended February 7, 2004.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Certain reclassifications have been made to the 2003 financial statements to conform with the current year presentation.

NOTE 2 – CONTINGENCIES

Contingent Lease Obligations

In July 2001, the Company announced the completion of the sale of its Prints Plus Wall Decor segment (“Prints Plus”), which included the ongoing guarantee of certain operating real estate leases of Prints Plus.  As of July 24, 2004, the maximum future obligation to the Company under these guarantees is $7.5 million before any negotiation with landlords or subleasing.  Based on scheduled lease payments, the maximum future obligations will decrease an additional $2.4 million by the end of fiscal 2004, then by $2.9 million in 2005 and approximately $2.2 million over the next two years. To recognize the risk of potential defaults associated with these leases, a $1.0 million reserve was established in 2001.  The $1.0 million reserve was established assuming an average of 75 days of lease payments for each of the 56 leases then guaranteed by the Company.  The 75 day estimate was based upon the Company’s historical experiences in settling lease obligations resulting from early terminations of leases, taking into account the nature of prime mall space represented by the guaranteed leases.  The Company has recognized no losses to date related its obligations under these guarantees.  At July 24, 2004, the Company had made no further allowances for defaults under these operating leases as, in the opinion of management, Prints Plus is meeting the performance standards established under the operating leases.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

Prints Plus Financial Covenants

In conjunction with the above-mentioned transaction, the Company received an $11.0 million Preferred Security (“Preferred Security”), which as of July 24, 2004 has been paid down to $7.0 million as a result of voluntary redemptions by Prints Plus.  In addition, the Company agreed to provide Prints Plus with a $6.4 million revolving credit facility on which they have drawn $3.5 million as of July 24, 2004.  The agreements governing both instruments contain certain operating and financial covenants.  During the Company’s second quarter of 2004 (Prints Plus’ fourth fiscal quarter of 2003), Prints Plus failed to achieve the minimum EBITDA covenant, which requires maintenance of trailing four quarters EBITDA of not less than $3.0 million and the fixed charge coverage ratio covenant which requires a coverage ratio of 1.1 to 1.  Prints Plus’ trailing four quarters EBITDA was $970,000 and its fixed charge coverage ratio was 1.02 to 1.  The Company has provided Prints Plus with a waiver of these covenant violations.

Based on Prints Plus operating forecast for its fiscal year ending July 23, 2005, we expect them to continue to fail to achieve both the minimum EBITDA covenant and the fixed charge coverage ratio covenant throughout their fiscal year.  To address this, the Company has provided Prints Plus with a prospective waiver of the minimum EBITDA and fixed charge coverage ratio covenants through July 23, 2005 as long as they meet or exceed the projected operating results in their operating forecast.  The achievement of the operating forecast should result in Prints Plus being able to continue to meet its obligations, including those to the Company, as they come due.

In assessing the recoverability of its recorded investment in the Preferred Security and the revolving credit facility, the Company reviews whether events or changes in circumstances indicate that the carrying value of the Preferred Security and the amount advanced under the revolving line of credit may not be recoverable.  This review includes an analysis of the current operating performance of Prints Plus, including the amounts of free cash flow being generated providing for interest and debt service, as well as their compliance with the performance standards included within the covenants of the Preferred Security and revolving line of credit.  Based on this review, no valuation allowance is deemed necessary at July 24, 2004.

Standby Letters of Credit

As of July 24, 2004, the Company had outstanding standby letters of credit in the principal amount of $6.0 million used in conjunction with the Company’s self insurance programs.

Litigation

The Company is a defendant in various lawsuits arising in the ordinary course of business.  It is the opinion of management that the ultimate liability, if any, resulting from such lawsuits will not materially affect the consolidated financial position or results of operations of the Company.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

NOTE 3 – OTHER CHARGES AND IMPAIRMENTS

Other charges and impairments for the periods ended July 24, 2004 included the following:

	12 Weeks Ended	24 Weeks Ended

thousands	July 24, 2004	July 24, 2004

Accruals related to accelerated vesting of supplemental retirement plan benefits and guaranteed bonuses for 2004	$76	$3,490
Impairment charges	2,078	5,145
Reserves for severance and related costs	1,147	3,183
Consent solicitation costs	—	846
Other	640	840

Total Other Charges and Impairments	$3,941	$13,504

There were no similar charges in the same prior year periods.

Accelerated Vesting of Supplemental Retirement Plan Benefits and Guaranteed Bonuses for 2004

In the first quarter of 2004, change of control provisions in executive employment contracts were triggered as a result of the change in the composition of the Company’s Board of Directors resulting from the completion of the consent solicitation.  As a result, the Company accrued $3.3 million in the first quarter related to the accelerated vesting of executives’ benefits covered by the Company’s supplemental retirement plan and guaranteed bonuses provided for in employment contracts of $76,000 in each of the first and second quarters for those covered executives whose employment continues with the Company.

Impairment Charges

During the first quarter of 2004, the Company’s recently reconstituted Board along with its new management leadership in the technology function, made a decision to materially alter the Company’s previously planned and recently in-process technology platform that was to serve as the foundation for the eventual conversion to full digital technology in the portrait studios.  As a result of this decision, certain previously capitalized software development costs related to the development of the previous platform no longer have future utility to the Company and, accordingly, have been written off.

During the second quarter of 2004, additional strategic decisions were made regarding the Company’s technology platform that necessitated the write-off or write-down of certain other technology-related assets to their anticipated fair value.  As of July 24, 2004, the Company reported $1.3 million as assets held for sale as a component of “Other assets” in the Company’s Interim Condensed Consolidated Balance Sheet.  These assets consist primarily of computer equipment which is being actively marketed.

Reserves for Severance and Related Costs

During the first quarter of 2004, the Company established a reserve for severance and related costs consisting principally of potential benefits related to severance pay and supplemental retirement plan costs associated with the dismissal of certain executives.  The amounts recorded in the second quarter relate to severance accruals associated with corporate headquarters staff reductions that occurred during the quarter.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

Consent Solicitation Costs

In the first two quarters of 2004, the Company incurred $846,000 of professional services costs related to the then-ongoing consent solicitation.  These costs included $148,000 of total consent-related costs incurred by the Knightspoint Group, which the Company has reimbursed.

Other

In early March 2004, prior to the change of control, the Company received a lending commitment related to the proposed refinancing of its then-existing debt structure.  In exchange for that commitment, the Company paid a $200,000 non-refundable loan commitment fee.  Subsequent to the receipt of the commitment and prior to its funding, the consent solicitation was completed resulting in the installation of a new Board of Directors and the lending commitment expired, necessitating the write-off of the previously capitalized non-refundable fee during the first quarter of 2004.  The second quarter charges relate to accruals of $640,000 resulting from early contract terminations and settlements with certain of the Company’s vendors as a result of strategic decisions to modify such relationships.

NOTE 4 – STOCKHOLDERS’ EQUITY

The following table shows the computation of comprehensive income:

	12 Weeks Ended	24 Weeks Ended

thousands	July 24, 2004	July 24, 2004

Net loss	$(9,107)	$(17,905)

Other comprehensive income (loss):
Foreign currency translation adjustments	356	(219)

Total accumulated other comprehensive income (loss)	356	(219)

Total comprehensive loss	$(8,751)	$(18,124)

The following table displays the components of accumulated other comprehensive loss as of July 24, 2004 and February 7, 2004.

thousands	July 24, 2004	February 7, 2004

Foreign currency translation adjustments	$2,424	$2,205
Minimum pension liability, net of taxes	7,394	7,394

Accumulated other comprehensive loss	$9,818	$9,599

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

NOTE 5 – STOCK-BASED COMPENSATION PLANS

At July 24, 2004, the Company had various stock-based employee compensation plans, which are described more fully in Note 7 of the Notes to Consolidated Financial Statements in the Company’s 2003 Annual Report on Form 10-K.  The Company accounts for those plans in accordance with APB No. 25, “Accounting For Stock Issued to Employees”, and related Interpretations.  No stock-based employee compensation cost was reflected in net income, as no options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.

	12 Weeks Ended		24 Weeks Ended

thousands, except per share data	July 24, 2004	July 19, 2003	July 24, 2004	July 19, 2003

Net loss - as reported	$(9,107)	$(826)	$(17,905)	$(3,555)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related taxes	(97)	(50)	(130)	(69)

Net loss - pro forma	$(9,204)	$(876)	$(18,035)	$(3,624)

Loss per common share - basic
As reported	$(1.14)	$(0.10)	$(2.22)	$(0.44)
Pro forma	$(1.15)	$(0.11)	$(2.24)	$(0.45)

Loss per common share - diluted
As reported	$(1.14)	$(0.10)	$(2.22)	$(0.44)
Pro forma	$(1.15)	$(0.11)	$(2.24)	$(0.45)

NOTE 6 – RECENTLY ISSUED ACCOUNTING STANDARDS

There were no accounting standards issued during the second quarter of 2004, which will impact the Company’s consolidated financial statements.

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

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

The Company also maintains a noncontributory defined benefit plan providing supplemental retirement benefits for certain current and former executives.  The cost of providing these benefits is accrued over the remaining expected service lives of the active plan participants.  The supplemental retirement plan is unfunded and as such does not have a specific investment policy or long-term rate of return assumptions.  However, certain assets will be used to finance these future obligations and consist of investments in a Rabbi Trust.

The following table sets forth the components of net periodic benefit cost for the defined benefit plans:

	12 Weeks Ended		24 Weeks Ended

	Pension Plan	Supplemental Retirement Plan	Pension Plan	Supplemental Retirement Plan

thousands	July 24, 2004	July 24, 2004	July 24, 2004	July 24, 2004

Components of net periodic benefit cost:
Service cost	$118	$47	$471	$83
Interest cost	623	89	1,247	174
Expected return on plan assets	(677)	—	(1,354)	—
Amortization of prior service cost	10	9	20	9
Amortization of net loss	101	—	420	—
Accelerated vesting	—	—	—	3,338
Settlement expense	—	—	—	86
Curtailment expense	—	—	—	230

Net periodic benefit cost	$175	$145	$804	$3,920

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

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

The material change in the composition of the Board resulting from the Knightspoint Group’s successful consent solicitation triggered change of control provisions in various employment and stock option agreements between the Company and certain of its executives and employees.  As described in Note 3 of the Notes to Interim Condensed Consolidated Financial Statements included herein, in the first quarter of 2004 the Company accrued $3.3 million related to the accelerated vesting of executives’ benefits covered by the Company’s supplemental retirement plan.  In the first and second quarters of 2004, the Company also accrued guaranteed bonuses provided for in employment contracts of $76,000 for those covered executives whose employment continues with the Company.

NOTE 9 – DISCONTINUED OPERATIONS

During the second quarter of 2004, the Company’s recently reconstituted Board of Directors made a strategic decision to exit both the Mexican and mobile photography operations which began operations in 2002.  This decision was made to allow the Company to enhance focus on the core Sears Portrait Studios business as well as to eliminate the ongoing operating dilution associated with these businesses.

The Company executed and completed its plan to exit both its Mexican and mobile photography operations during the second quarter and recorded the combined losses on the operations of its Mexican and mobile operations, including the loss on disposition, net of tax, of $2.6 million, as a separate component after net loss from continuing operations.  This $2.6 million loss in 2004 compares to an $809,000 loss from such operations in the comparable quarter of 2003.  The prior year’s operating activities for these operations have been reclassified to discontinued operations in the accompanying Interim Condensed Consolidated Statements of Operations.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

Sales and operating results for the Mexican and mobile photography operations included in discontinued operations are presented in the following table:

	Mexico

	12 Weeks Ended		24 Weeks Ended

thousands	July 24, 2004	July 19, 2003	July 24, 2004	July 19, 2003

Discontinued operations:

Net sales	$225	$56	$783	$65

Operating loss	$(410)	$(258)	$(928)	$(538)
Loss on disposition	(2,528)	—	(2,528)	—
Tax benefit	(1,087)	(100)	(1,279)	(207)

Net loss from discontinued operations	$(1,851)	$(158)	$(2,177)	$(331)

	Mobile Photography

	12 Weeks Ended		24 Weeks Ended

thousands	July 24, 2004	July 19, 2003	July 24, 2004	July 19, 2003

Discontinued operations:

Net sales	$493	$137	$1,020	$203

Operating loss	$(249)	$(1,059)	$(1,555)	$(1,515)
Loss on disposition	(921)	—	(921)	—
Tax benefit	(433)	(408)	(916)	(585)

Net loss from discontinued operations	$(737)	$(651)	$(1,560)	$(930)

	Total Discontinued Operations

	12 Weeks Ended		24 Weeks Ended

thousands	July 24, 2004	July 19, 2003	July 24, 2004	July 19, 2003

Discontinued operations:

Net sales	$718	$193	$1,803	$268

Operating loss	$(659)	$(1,317)	$(2,483)	$(2,053)
Loss on disposition	(3,449)	—	(3,449)	—
Tax benefit	(1,520)	(508)	(2,195)	(792)

Net loss from discontinued operations	$(2,588)	$(809)	$(3,737)	$(1,261)

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

The loss on disposition of the Mexican and mobile photography operations consist of the following exit costs:

	Total Exit Costs		Non-cash Charges		Cash Payments/Proceeds		Reserve Balance at July 24, 2004

	Mexico	Mobile	Mexico	Mobile	Mexico	Mobile	Mexico	Mobile

thousands
Asset disposals, impairments and write-offs	$2,136	$848	$2,136	$848	$—	$—	$—	$—
Proceeds on sale of assets	(120)	(94)	—	—	(120)	(94)	—	—
Lease settlements	92	—	—	—	92	—	—	—
Severance	407	154	—	—	407	133	—	21
Other	13	13	—	—	12	8	1	5

Total Exit Costs	$2,528	$921	$2,136	$848	$391	$47	$1	$26

The combined reserve balance of $27,000 as of July 24, 2004 is included with “Accrued expenses and other liabilities” in the Company’s Interim Condensed Consolidated Balance Sheet.

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

EXECUTIVE OVERVIEW

The Company’s Operations

CPI Corp. is a long-standing leader, based on sittings and related revenues, in the professional portrait photography of young children and families.  From the single studio opened by its predecessor company in 1942, we have grown to 1,016 studios throughout the United States, Canada and Puerto Rico under license agreements with Sears.  We have provided professional portrait photography for Sears’ customers since 1959 and have been the exclusive Sears portrait studio operator since 1986.

As of the end of the second quarter in fiscal 2004 and 2003, July 24, 2004 and July 19, 2003, respectively, the Company’s Sears Portrait Studio counts were:

	July 24, 2004	July 19, 2003

United States and Puerto Rico:
Within full-line Sears stores	863	860
Locations not within Sears stores	36	41

Canada	117	120

Total	1,016	1,021

In 2002, the Company commenced operations of a Mexican portrait studio business and a mobile photography operation.  During the second quarter of 2004, the Company’s recently reconstituted Board of Directors made a strategic decision to exit both the Mexican and mobile photography operations.  This decision was made to allow the Company to enhance focus on the core Sears Portrait Studios business as well as to eliminate the ongoing operating dilution associated with these businesses.  During the first half of 2004, the Mexican and mobile photography operations reported revenues of $783,000 and $1 million and losses, net of associated tax benefits, of $2.2 million and $1.6 million, respectively.  The Company recorded pre-tax exit costs in the second quarter of 2004 of $2.5 million and $921,000 related to the Mexican and mobile photography operations, respectively.

RESULTS OF OPERATIONS

A summary of consolidated results of operations and key statistics were as follows:

	12 Weeks Ended		24 Weeks Ended

thousands, except per share data and average sales per customer sitting	July 24, 2004	July 19, 2003	July 24, 2004	July 19, 2003

Net sales	$48,621	$60,896	$103,546	$117,076

Cost and expenses:
Cost of sales	6,579	7,822	14,229	15,583
(exclusive of depreciation and amortization shown below)
Cost of sales as a percentage of net sales	13.5%	12.8%	13.7%	13.3%
Gross margin as a percentage of net sales	86.5%	87.2%	86.3%	86.7%
Selling, general and administrative expenses	42,650	49,218	88,365	96,989
Selling, general and administrative expenses as a percentage of sales	87.7%	80.8%	85.3%	82.8%
Depreciation and amortization	3,681	3,763	7,546	7,771
Other charges and impairments	3,941	—	13,504	—

	56,851	60,803	123,644	120,343

Income (loss) from continuing operations	(8,230)	93	(20,098)	(3,267)

Interest expense	532	715	1,131	1,484
Interest income	269	564	550	938
Other income, net	105	31	150	78

Loss from continuing operations before income tax benefit	(8,388)	(27)	(20,529)	(3,735)

Income tax benefit	(1,869)	(10)	(6,361)	(1,441)

Net loss from continuing operations	(6,519)	(17)	(14,168)	(2,294)
Net loss from discontinued operations, net of income tax benefit	(2,588)	(809)	(3,737)	(1,261)

NET LOSS	$(9,107)	$(826)	$(17,905)	$(3,555)

Net loss per share from continuing operations - diluted	$(0.82)	$—	$(1.76)	$(0.28)
Net loss per share from discontinued operations - diluted	(0.32)	(0.10)	(0.46)	(0.16)

Net loss per share - diluted	$(1.14)	$(0.10)	$(2.22)	$(0.44)

The Company reported a net loss for the 12-week second quarter ended July 24, 2004 of $9.1 million, or $1.14 per diluted share compared to a net loss of $826,000, or $0.10 per diluted share for the comparable quarter in fiscal 2003.  As is discussed more fully in the following paragraphs, the timing of Easter in 2004 versus 2003 had a significant negative impact on the comparability of reported second quarter sales in 2004 compared to 2003.  In addition, the overall results of the second quarter of 2004 were also significantly impacted by the recording of other charges and impairments and the completion of the Company’s previously announced plans to exit both its Mexican and mobile photography operations which began operations in 2002.  Other charges and impairments totaling $3.9 million, $2.9 million on an after-tax basis or $0.36 per diluted share were recorded in the second quarter of 2004 consisting principally of severance accruals related to previously announced corporate headquarters staff reductions, asset write-downs and write-offs resulting from ongoing changes in strategic technology direction and accruals related to early contract terminations and settlements.  During the second quarter of 2004, the Company recorded a loss from discontinued operations, net of income tax benefits, of $2.6 million related to the discontinuance of its Mexican and mobile photography operations.  The $2.6 million recorded in the second quarter of 2004 related principally to exit costs, a substantial portion of which were non-cash charges relating to asset write-offs and write-downs, to effectuate the operational shut down of the businesses and to a much lesser extent ongoing operating losses during the period of operation during the second quarter prior to shut down.  This $2.6 million loss in 2004 compares to an $809,000 loss from such operations in the comparable quarter of 2003.

Net sales totaled $48.6 million and $60.9 million in the second quarter of fiscal 2004 and 2003, respectively.

•

Consolidated net sales for the second quarter of 2004 decreased $12.3 million or 20.2% to $48.6 million from the $60.9 million reported in the second quarter of 2003.  The timing of Easter, a seasonably important time for portraiture sales, had a significant impact on the timing of recognition of sales revenues between the Company’s first and second quarters.  Most of the Company’s Easter-related sales in 2004, an earlier Easter, were recognized as revenues, in accordance with the Company’s revenue recognition policies, in the first fiscal quarter while such sales in 2003, a later Easter, were principally recognized in the second fiscal quarter. The comparability impact on the Company’s first and second quarter sales related to the timing of Easter in 2003 and 2004 is eliminated in the to year-to-date sales comparisons for the 24-week periods ended July 24, 2004 and July 19, 2003 which reflect a $13.5 million decrease or 11.6% to $103.5 million from the $117.1 million recorded in the first 24 weeks of 2003.

•

During the second quarter of 2004, the Company’s Sears Portrait Studios reported an 18.4% decrease in sittings from 905,000 to 739,000 and a 2.9% decrease in average sale per customer sitting from $66.86 to $64.94.  After excluding the effects of the timing of Easter as discussed above, the Company believes that the continuing decline in second quarter sittings is attributable to several external and internal factors.  Among the external factors are the impacts of continuing competitive pressures, including the opening of new competitor locations and severe price discounting.  In addition, we believe the rate at which customers continue to adopt amateur digital photography technologies has accelerated which may be impacting the frequency of studio visits.  Internal factors potentially negatively impacting sittings include the Company’s decision, beginning in the second half of 2003, to reduce studio employment costs through lower allocations of hours toward coverage and training/retention, which allocation is currently being partially restored, as well as the potential effect from reduced advertising spending in the fourth quarter of 2003, which is being addressed by implementation of a more targeted and focused marketing approach in the second half of 2004.  In addition, it is likely that some customers visiting our studios are receiving a less than optimal experience as a result of certain technology and support challenges caused by our aging studio infrastructure which also is currently under review as part of the reconstituted Board’s review of options to transition the studios to full digital technology.

The net decrease in average sale per customer sitting is the result of increased discounting in the early part of the year, which has now been substantially reversed, and the elimination of sitting fees on certain offers targeted at new customer acquisition, partially offset by the positive impact of a continuing mix shift toward the higher value custom offer.

Costs and expenses were $56.9 million in the second quarter of 2004, compared with $60.8 million in the comparable prior year period.

Cost of sales, excluding depreciation and amortization expense, as a percentage of net sales was 13.5% in the second quarter of 2004, compared to 12.8% in the comparable quarter in 2003.  Correspondingly, gross margin rates were 86.5% and 87.2% in the second quarter of 2004 and 2003, respectively.  The increase in cost of sales, as a percentage of sales, from the second quarter of 2003 to the second quarter of 2004 was primarily the result of reduced leverage on fixed manufacturing costs due to the substantially lower sitting volumes experienced during the quarter.

•

Selling, general and administrative expenses were $42.7 million and $49.2 million for second quarter of 2004 and 2003, respectively. As a percentage of sales, these expenses were 87.7% in 2004 and 80.8% in 2003.

Selling, general and administrative expenses decreased $6.6 million in the second quarter of 2004 compared to 2003.  The decrease is primarily attributable to a reduction in employment costs of $1.5 million ($1.1 million related to studio employment and $442,000 related to corporate headquarters employment costs), a reduction to commission expense of $1.9 million due to declining sales, a reduction in advertising expense of $851,000, and a reduction in pension expense of $419,000 due to a freeze on the accrual of future benefits which was effective late in the first quarter 2004. The remaining decrease is a result of overall net decreases in various other categories of expenses resulting from the Company’s cost reduction initiatives.

•	Depreciation and amortization was $3.7 million in the second quarter of 2004, unchanged from the comparable quarter of 2003.

•

Other charges and impairments reflect costs incurred from strategic actions implemented by the Company to restructure its operations, costs that are unpredictable and atypical of the Company’s operations and additional charges due to asset impairments. In the second quarter of 2004, the Company recognized $3.9 million in other charges and impairments consisting of the following:

12 Weeks Ended

thousands	July 24, 2004

Accruals related to guaranteed bonuses for 2004	$76
Impairment charges	2,078
Reserves for severance and related costs	1,147
Other	640

Total Other Charges and Impairments	$3,941

There were no similar charges in the same prior year period.

o	Guaranteed Bonuses for 2004

In the first quarter of 2004, change of control provisions in executive employment contracts were triggered as a result of the change in the composition of the Company’s Board of Directors resulting from the completion of the consent solicitation.  As a result, in the second quarter of 2004, the Company accrued additional guaranteed bonuses provided for in employment contracts of $76,000 for those covered executives whose employment continues with the Company.

o	Impairment Charges

During the second quarter of 2004, additional strategic decisions were made regarding the Company’s technology platform that necessitated the write-off or write-down of certain other technology related assets to their anticipated fair value.

o	Reserves for Severance and Related Costs

During the second quarter of 2004, the Company established a reserve for severance associated with previously announced headquarters staff reductions that occurred during the quarter.

o	Other

The second quarter charges relate to accruals resulting from early contract terminations and settlements with certain of the Company’s vendors as a result of strategic decisions to modify such relationships.

•

Interest expense was $532,000 in the second quarter of 2004 compared to $715,000 in the comparable period of the prior year.  The reduction in interest expense is primarily a result of scheduled annual principal payments totaling $8.6 million made in June 2004 reducing the outstanding balance of the Senior Notes.

•

Interest income was $269,000 in the second quarter of 2004 compared to $564,000 in the second quarter of 2003.  The decrease is primarily due to interest of $208,000 received in 2003 on an income tax refund, which did not occur in the current year.  The remaining decrease in interest income is due to declines in interest rates, the shortening of maturities in certain investments and lower average invested cash balances resulting from significant cash outlays for equipment purchases funded in the second quarter of 2004, a repurchase of company stock and principal and interest payments on the Company’s senior notes.

•

Income tax benefits on losses from continuing operations were $1.9 million and $10,000 in the second quarter of 2004 and 2003, respectively.  These benefits resulted in effective tax rates of 22.3% in 2004 and 37.0% in 2003.  The lower effective income tax rate in the second quarter of 2004 was attributable to permanent differences associated with taxable gains primarily resulting from the surrendering of company owned life insurance policies held by a Rabbi Trust and previously used as funding vehicles for the Company’s supplemental executive retirement plan and non-deductible expenditures related to the termination of certain Company executives.

24 weeks ended July 24, 2004 compared to 24 weeks ended July 19, 2003

The Company reported a net loss for the 24-week first half of 2004 of $17.9 million, or $2.22 per diluted share, compared to a net loss of $3.6 million, or $0.44 per diluted share for the comparable first half of fiscal 2003.  The overall results of the first half of 2004 were significantly impacted by the $3.7 million net after-tax loss recorded on the discontinuation of the Mexico and mobile photography operations and by the recording of other charges and impairments.  Other charges and impairments during the first half of 2004 totaled $13.5 million, $9.1 million on an after-tax basis or $1.14 per diluted share.  The other charges and impairments consist principally of additional costs incurred by the Company in the first half of 2004 related to the then-ongoing consent solicitation contest, accruals triggered by various change of control provisions included in certain executive employment contracts and accruals, and reserves and charges resulting from personnel and strategic direction decisions made by the Company’s recently reconstituted Board of Directors.

Net sales totaled $103.5 million and $117.0 million in the first half of fiscal 2004 and 2003, respectively.

•

Total net sales for the first half of 2004 decreased $13.5 million or 11.6% to $103.5 million from the $117.1 million recorded in the first half of 2003.  This sales decline was driven by a 9% decrease in sittings from 1,794,000 to 1,638,000 coupled with a 4% decline in average sales per customer sitting from $64.91 to $62.39.  The Company believes that the continuing decline in first half sittings is attributable to several external and internal factors.  Among the external factors are the impacts of continuing competitive pressures, including the opening of new competitor locations and severe price discounting.  In addition, we believe the rate at which customers continue to adopt amateur digital photography technologies has accelerated which may be impacting the frequency of studio visits.  Internal factors potentially negatively impacting sittings include the Company’s decision, beginning in the second half of 2003, to reduce studio employment costs through lower allocations of hours toward coverage and training/retention, which allocation is currently being partially restored, as well as the potential effects from reduced advertising spending in the fourth quarter of 2003 which is being addressed by implementation of a more targeted and focused marketing approach in the second half of 2004.  In addition, it is likely that some customers visiting our studios are receiving a less than optimal experience as a result of certain technology and support challenges caused by our aging studio infrastructure which also is currently under review as part of the new Board’s review of options to transition the studios to full digital technology.

The net decrease in average sale per customer sitting is the result of increased discounting in the early part of the year, which has now been substantially reversed, and the elimination of sitting fees on certain offers targeted at new customer acquisition, partially offset by the positive impact of a continuing mix shift toward the higher value custom offer.

Costs and expenses were $123.6 million in the first half of 2004, compared with $120.3 million in the comparable prior year period.

•

Cost of sales, excluding depreciation and amortization expense, as a percentage of net sales was 13.7% in the first half of 2004, compared to 13.3% in the comparable period in 2003. Correspondingly, gross margin rates were 86.3% and 86.7% in the first half of 2004 and 2003, respectively. The increase in cost of sales, as a percentage of sales, from the first half of 2003 to the first half of 2004 was primarily the result of increased markdowns on merchandise sales of frames and accessories that occurred during the first quarter in an effort to reduce inventory levels in the field and the reduced leverage on fixed manufacturing costs due to the lower sitting volumes experienced during the half.

•

Selling, general and administrative expenses were $88.4 million and $97.0 million for the first half of 2004 and 2003, respectively. As a percentage of sales, these expenses were 85.3% in 2004 and 82.8% in 2003.

Selling, general and administrative expenses decreased $8.6 million in the first half of 2004 compared to 2003. The decrease in selling, general and administrative expenses is primarily attributable to decreases in employment costs of $3.2 million ($2.6 million related to studio employment costs and $600,000 related to corporate headquarters employment costs), decreased commission expense of $2.2 million and overall net decreases in various other categories of expenses resulting from the Company’s cost reduction initiatives. The decline in studio employment costs is the result not only of lower sitting and sales volumes but is also partially attributable to the Company’s previously-discussed decision beginning in the second half of 2003 to reduce studio employment costs through lower allocation of hours toward coverage and training. The decline in corporate headquarters employment costs is the result of previously discussed executive and staff reductions that took place near the end of the first quarter and during the second quarter of 2004.

•	Depreciation and amortization was $7.5 million in the first half of 2004, compared to $7.8 million for the comparable period of 2003.

•

Other charges and impairments reflect costs incurred from strategic actions implemented by the Company to restructure its operations, costs that are unpredictable and atypical of the Company’s operations and additional charges due to asset impairments.  Other charges and impairments recorded in the first half of 2004 are as follows:

	12 Weeks Ended	12 Weeks Ended	24 Weeks Ended

thousands	May 1, 2004	July 24, 2004	July 24, 2004

Accruals related to accelerated vesting of supplemental retirement plan benefits and guaranteed bonuses for 2004	$3,414	$76	$3,490
Impairment charges	3,067	2,078	5,145
Reserves for severance and related costs	2,036	1,147	3,183
Consent solicitation costs	846	—	846
Other	200	640	840

Total Other Charges and Impairments	$9,563	$3,941	$13,504

There were no similar charges in the same prior year periods.

o	Accelerated Vesting of Supplemental Retirement Plan Benefits and Guaranteed Bonuses for 2004

In the first quarter of 2004, change of control provisions in executive employment contracts were triggered as a result of the change in the composition of the Company’s Board of Directors resulting from the completion of the consent solicitation.  As a result, the Company accrued $3.3 million related to the accelerated vesting of executives’ benefits covered by the Company’s supplemental retirement plan and guaranteed bonuses provided for in employment contracts of $76,000 in the first and second quarters for those covered executives whose employment continues with the Company.

o	Impairment Charges

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

During the second quarter of 2004, additional strategic decisions were made regarding the Company’s technology platform that necessitated the write-off or write-down of certain other technology related assets to their anticipated fair value.

o	Reserves for Severance and Related Costs

During the first quarter of 2004, the Company established a reserve for severance and related costs consisting principally of potential benefits related to severance pay and supplemental retirement plan costs associated with the dismissal of certain executives.  The amounts recorded in the second quarter relate to severance accruals associated with corporate headquarters staff reductions that occurred during the quarter.

o	Consent Solicitation Costs

In the first quarter of 2004, the Company incurred $846,000 of professional services costs related to the then-ongoing consent solicitation.  These costs include $148,000 of total consent-related costs incurred by the Knightspoint Group, which the Company has reimbursed.

o	Other

In early March 2004, prior to the change of control, the Company received a lending commitment related to the proposed refinancing of its then-existing debt structure.  In exchange for that commitment, the Company paid a $200,000 non-refundable loan commitment fee.  Subsequent to the receipt of the commitment and prior to its funding, the consent solicitation was completed resulting in the installation of a new Board of Directors and the lending commitment expired, necessitating the write-off of the previously capitalized non-refundable fee during the first quarter of 2004.  The second quarter charges relate to accruals of $640,000 resulting from early contract terminations and settlements with certain of the Company’s vendors as a result of strategic decisions to modify such relationships.

•

Interest expense was $1.1 million in the first half of 2004 compared to $1.5 million in the comparable period of the prior year.  The reduction in interest expense is primarily a result of scheduled annual principal payments totaling $8.6 million made in June 2004 reducing the outstanding balance of the Senior Notes.

•

Interest income was $550,000 in the first half of 2004 compared to $938,000 in the first half of 2003.  The decrease is primarily due to interest of $208,000 received in 2003 on an income tax refund, which did not occur in the current year.  The remaining decrease in interest income is due to declines in interest rates, the shortening of maturities in certain investments and lower average invested cash balances resulting from significant cash outlays for equipment purchases funded in the second quarter of 2004, a repurchase of Company stock and principal and interest payments on the Company’s senior notes.

•

Income tax benefits on losses from continuing operations were $6.4 million and $1.4 million in the first half of 2004 and 2003, respectively.  These benefits resulted in effective tax rates of 31.0% in 2004 and 39.0% in 2003.  The lower effective income tax rate in the second quarter of 2004 was attributable to permanent differences associated with taxable gains primarily resulting from the surrendering of company owned life insurance policies held by a Rabbi Trust and previously used as funding vehicles for the Company’s supplemental executive retirement plan and non-deductible expenditures related to the termination of certain Company executives.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our cash flows used for the first half of 2004 and 2003.

	24 Weeks Ended

thousands	July 24, 2004	July 19, 2003

Net cash (used in) provided by:
Operating activities	$(10,980)	$4,657
Investing activities	(8,985)	(8,134)
Financing activities	(16,261)	(10,788)
Effect of exchange rate changes on cash	41	328

Net decrease in cash	$(36,185)	$(13,937)

Net Cash Used In Operating Activities

Net cash used in operating activities was $11.0 million during the first half of 2004 compared to net cash provided by operating activities of $4.7 million in the first half of 2003.  The increase in cash used in 2004 compared to 2003 resulted primarily from increased net losses, which included expenses and charges related to the change of control of the Company’s Board of Directors and strategic and leadership changes implemented by the recently reconstituted Board, and decreases in accrued expenses resulting from funding payments for computer hardware, peripherals and software development accrued in the fourth quarter of 2003.  These increases in cash used were partially offset by $4.3 million in impairment charges and $3.3 million related to the accelerated vesting of executives’ benefits covered by the Company’s supplemental retirement plan both of which did not require cash.  In addition, operating cash flows for the first half of 2004 were also impacted by net changes in current assets from 2003, principally receivables from Sears and refundable income taxes.  The receivable from Sears decreased in 2004 due to declining sales.  Refundable income taxes increased in 2004 as a result of the first half loss and the receipt in the first quarter of 2003 of an income tax refund totaling $4.4 million.  Cash flows used in discontinued operations in the first half of 2004 were $2.7 million versus $2.3 million used in the comparable period of 2003.

Net Cash Used In Investing Activities

Net cash used in investing activities during the first half of 2004 was $9.0 million compared to $8.1 in the first half of 2003.  The increase in cash used for investing activities is primarily related to a reduction of $1.5 million in the Rabbi Trust assets during the first half of 2003 resulting from funding lump sum payments to certain former executives   This was offset by a decrease in capital expenditures of $857,000.  In addition, there was a decrease of $2.1 million in net borrowings by Prints Plus under our revolving line of credit offset by no voluntary redemptions in 2004 by Prints Plus on the Preferred Security compared to $2.5 million of such redemptions in the first quarter of 2003.

Net Cash Used In Financing Activities

Net cash used in financing activities was $16.3 million in the first half of 2004 compared to $10.8 million in the comparable prior year period.  The increase in net cash used in the first half of 2004 was primarily related to a $6.0 million repurchase of Company shares in a negotiated transaction.  Also, there was a $332,000 increase in cash dividends which resulted from the Board of Director’s June 3, 2003 decision to increase the annual dividend rate paid on the Company’s common stock from $.56 per share to $.64 per share effective with the third quarter 2003 dividend payment.  The increase in net cash used was partially offset by an increase in proceeds from the issuance of common stock for option exercises of $868,000.

As discussed in the Company’s Annual Report on Form 10-K for its fiscal year ended February 7, 2004, the Company has a $60.0 million Senior Note Agreement and $15 million Revolving Credit Facility.  Since the Company has current minimal operating borrowing needs other than to support $6.0 million in outstanding letters of credit as of July 24, 2004, the Company has reduced the Revolving Credit Facility to $7.5 million.  As of July 24, 2004, the Company was in compliance with all covenants under both the amended Revolving Credit Facility and the Senior Note Agreement.

Off-Balance Sheet Arrangements

Other than stand-by letters of credit to support our various self-insurance programs and the ongoing guarantee of certain operating real estate leases of Prints Plus, both of which are more fully discussed in the following Contingencies section, the Company has no additional off-balance sheet arrangements.

Contingencies

In July 2001, the Company announced the completion of the sale of its Prints Plus Wall Decor segment, which included the ongoing guarantee of certain operating real estate leases of Prints Plus.  As of July 24, 2004, the maximum future obligation to the Company under these guarantees is $7.5 million before any negotiation with landlords or subleasing.  Based on scheduled lease payments, the maximum future obligations will decrease an additional $2.4 million by the end of fiscal 2004, then by $2.9 million in 2005 and approximately $2.2 million over the next two years. To recognize the risk of potential defaults associated with these leases, a $1.0 million reserve was established in 2001.  The $1.0 million reserve was established assuming an average of 75 days of lease payments for each of the 56 leases then guaranteed by the Company.  The 75 day estimate was based upon the Company’s historical experiences in settling lease obligations resulting from early terminations of leases, taking into account the nature of prime mall space represented by the guaranteed leases.  The Company has recognized no losses to date related to their obligations under these guarantees.  At July 24, 2004, the Company had made no further allowances for defaults under these operating leases as, in the opinion of management, Prints Plus is meeting the performance standards established under the operating leases.

The Company uses stand-by letters of credit to support its various self-insurance programs.  Letters of credit are issued under CPI Corp.’s revolving credit facility, generally having a one-year maturity and are renewed annually.  As of July 24, 2004, the Company had outstanding standby letters of credit in the principal amount of $6.0 million.

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

However, as referred to in the Executive Overview section of Management’s Discussion and Analysis in the Company’s 2003 Annual Report on Form 10-K for its fiscal year ended February 7, 2004, our recently reconstituted Board is evaluating the possibility of effecting a significant return of capital.  To effectuate such a return of capital would require either debt covenant relief from our existing Senior Note holders or a refinancing of the Senior Notes and an increase in our existing revolving credit facility to handle potential seasonal cash flow needs.  Based on our discussions to date, our Senior Note holders have advised us that they are unwilling to grant the debt covenant relief necessary to effectuate a significant return of capital.  We have initiated preliminary discussions with several banks regarding a potential refinancing of our existing debt structure to determine the availability of adequate funding sources on terms acceptable to the Company.

ACCOUNTING PRONOUNCEMENTS AND POLICIES

Adoption of New Accounting Standards

There were no accounting standards issued during the second quarter of 2004, which will impact the Company’s consolidated financial statements.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The statements contained in this report, and in particular in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties.  Management wishes to caution the reader that these forward-looking statements, such as the Company’s outlook for portrait studios, future cash requirements, compliance with debt covenants, valuation allowances, and capital expenditures, are only predictions or expectations; actual events or results may differ materially as a result of risks facing the Company.  Such risks include, but are not limited to:  customer demand for the Company’s products and services, the overall level of economic activity in the Company’s major markets, competitors’ actions, manufacturing interruptions, dependence on certain suppliers, changes in the Company’s relationship with Sears and the condition and strategic planning of Sears, fluctuations in operating results, the condition of Prints Plus Inc., the attraction and retention of qualified personnel, unforeseen difficulties arising from installation and operation of new equipment in our portrait studios and other risks as may be described in the Company’s filings with the Securities and Exchange Commission, including its Form 10-K for the year ended February 7, 2004.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign exchange rates.  The Company’s debt obligations have primarily fixed interest rates, therefore, the Company’s exposure to changes in interest rates is minimal. The Company’s exposure to changes in foreign exchange rates relates to its Canadian operations and is also minimal, as these operations constitute 10.1% of the Company’s total assets at July 24, 2004 and 7.0% of the Company’s total sales for the 24 weeks then ended.

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

In the quarter ended July 24, 2004, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.  In addition, since the date of this evaluation to the filing date of this Quarterly Report, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.   OTHER INFORMATION

Item 4. Results of Votes of Security Holders

The Annual meeting of Shareholders was held in St. Louis, Missouri on Thursday, July 22, 2004.  The following items were voted on and the results are listed below:

1.	The following individuals were elected to the Company’s Board of Directors:

Name	Shares For	Shares Withheld

James J. Abel	7,501,682	82,265
Michael S. Koeneke	7,503,251	80,696
John M. Krings	7,510,999	72,948
David M. Meyer	7,502,457	81,490
Mark R. Mitchell	7,512,595	71,352
Steven J. Smith	7,490,988	92,959
John Turner White IV	7,499,871	84,076

2.	The Board of Directors’ appointment of KPMG LLP to audit the Company’s financial statements for the 2004 fiscal year:

For	Against	Abstain

7,477,934	104,313	1,700

3.	Modifications to the CPI Corp. Restricted Stock Plan:

For	Against	Abstain

4,071,182	940,114	2,572,651

Item 6.  Exhibits and Reports on Form 8-K

a.	Exhibits

An Exhibit Index has been filed as part of this Report on Page E-1.

b.	Reports on Form 8-K.

-	On May 21, 2004, CPI Corp. filed an 8-K Current Report on the issuance of a press release dated May 19, 2004 announcing the decision to exit its mobile photography and Mexican operations.

-	On June 7, 2004, CPI Corp. filed an 8-K Current Report on the issuance of a press release dated June 2, 2004 announcing 2004 first quarter results.

-

On June 23, 2004, CPI Corp. filed an 8-K Current Report on the issuance of a press release dated June 22, 2004 announcing that it had purchased 406,780 shares of its common stock in a negotiated transaction.

CPI CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI Corp. (Registrant)

	By:	/s/ Gary W. Douglass

Gary W. Douglass
Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Dated: September 2, 2004

	By:	/s/ Kimberly A. LaBelle

Kimberly A. LaBelle
Vice President, Corporate Controller (Principal Accounting Officer)
Dated: September 2, 2004

CPI CORP.

E-1
EXHIBIT INDEX

Exhibit No.

3.11	Amendment to Bylaws of the Company

11.1	Computation of Per Share Earnings - Diluted - for the 12 and 24 weeks ended July 24, 2004 and July 19, 2003

11.2	Computation of Per Share Earnings - Basic - for the 12 and 24 weeks ended July 24, 2004 and July 19, 2003

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934 by the Chief Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934 by the Chief Financial Officer

32.0	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer