Form 10-Q
period 2004-11-13
CPI CORP
filed 2004-12-28
CIK 25354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE
QUARTERLY PERIOD ENDED NOVEMBER 13, 2004

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
|X| Yes |_| No

As of December 27, 2004, the Registrant had 7,757,281 common shares outstanding.

CPI CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
16 Weeks and 40 Weeks Ended November 13, 2004

CPI CORP.
Interim Condensed Consolidated Balance Sheets – Assets

PART I.  FINANCIAL INFORMATION

Item 1   Financial Statements

thousands	November 13, 2004 (Unaudited)	February 7, 2004

ASSETS
Current assets:
Cash and cash equivalents	$10,923	$51,011
Accounts receivable:
Due from licensor stores	19,877	7,447
Other	121	59
Loan receivable	5,533	—
Inventories	12,773	11,858
Prepaid expenses and other current assets	10,451	7,488
Refundable income taxes	11,264	2,166
Deferred tax assets	9,047	11,947

Total current assets	79,989	91,976

Property and equipment:
Land	2,765	2,765
Building improvements	26,519	26,520
Leasehold improvements	6,930	6,571
Photographic, sales and manufacturing equipment	183,963	210,745

Total	220,177	246,601
Less accumulated depreciation and amortization	176,127	193,866

Property and equipment, net	44,050	52,735
Assets of business transferred under contractual arrangements:
Preferred Security	7,000	7,000
Accrued dividends on Preferred Security	544	60
Loan receivable	—	1,915
Impairment reserve related to preferred security interest	(7,544)	—
Assets of supplemental retirement plan:
Cash surrender value of life insurance policies (net of borrowings of $1,548 at February 7, 2004)	—	11,396
Other investments	6,212	95
Other assets, net of amortization of $1,359 at both November 13, 2004 and February 7, 2004	8,477	2,052

TOTAL ASSETS	$138,728	$167,229

See accompanying notes.

CPI CORP.
Interim Condensed Consolidated Balance Sheets – Liabilities and Stockholders’ Equity

thousands, except share and per share data	November 13, 2004 (Unaudited)	February 7, 2004

LIABILITIES
Current liabilities:
Current maturities of long-term debt	$8,580	$8,580
Accounts payable	13,976	15,294
Accrued employment costs	17,643	12,297
Customer deposit liability	34,161	24,897
Sales taxes payable	2,645	2,524
Accrued advertising expenses	3,108	1,803
Accrued expenses and other liabilities	7,318	3,024

Total current liabilities	87,431	68,419

Long-term debt, less current maturities	17,042	25,589
Accrued pension obligations	10,364	10,364
Supplemental retirement plan obligations	6,189	3,547
Customer deposit liability	4,076	4,769
Other liabilities	542	2,715

Total liabilities	125,644	115,403

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 1,000,000 shares authorized; no shares outstanding		—
Preferred stock, Series A, no par value, 200,000 shares authorized; no shares outstanding	—	—
Common stock, $0.40 par value. 50,000,000 shares authorized; 18,425,385 and 18,360,238 shares issued at November 13, 2004 and February 7, 2004, respectively	7,370	7,344
Additional paid-in capital	53,204	52,272
Retained earnings	195,211	230,394
Accumulated other comprehensive loss	(8,646)	(9,599)

	247,139	280,411
Treasury stock - at cost, 10,672,236 and 10,292,503 shares at November 13, 2004 and February 7, 2004, respectively	(234,031)	(228,577)
Unamortized deferred compensation- restricted stock	(24)	(8)

Total stockholders’ equity	13,084	51,826

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$138,728	$167,229

See accompanying notes.

CPI CORP.
Interim Condensed Consolidated Statements of Operations
(Unaudited)

	16 Weeks Ended		40 Weeks Ended

thousands, except share and per share data	November 13, 2004	November 8, 2003	November 13, 2004	November 8, 2003

Net sales	$78,820	$80,731	$182,366	$197,808

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	10,562	9,989	24,791	25,571
Selling, general and administrative expenses	69,310	69,722	157,675	166,711
Depreciation and amortization	4,897	4,775	12,443	12,547
Other charges and impairments	1,707	480	15,211	480

	86,476	84,966	210,120	205,309

Loss from continuing operations	(7,656)	(4,235)	(27,754)	(7,501)

Interest expense	599	808	1,730	2,293
Interest income	351	414	900	1,352
Other income, net	58	687	208	765
Impairment and related obligations of preferred security interest	9,644	—	9,644	—

Loss from continuing operations before income tax benefit	(17,490)	(3,942)	(38,020)	(7,677)
Income tax benefit	(4,052)	(1,521)	(10,413)	(2,962)

Net loss from continuing operations	(13,438)	(2,421)	(27,607)	(4,715)
Net loss from discontinued operations, net of income tax benefit of $4, $1,229, $2,199 and $2,021, respectively	(7)	(1,956)	(3,744)	(3,217)

NET LOSS	$(13,445)	$(4,377)	$(31,351)	$(7,932)

Net loss per share from continuing operations - diluted	$(1.73)	$(0.30)	$(3.48)	$(0.58)
Net loss per share from discontinued operations - diluted	—	(0.24)	(0.47)	(0.40)

Net loss per share - diluted	$(1.73)	$(0.54)	$(3.95)	$(0.98)

Net loss per share from continuing operations - basic	$(1.73)	$(0.30)	$(3.48)	$(0.58)
Net loss per share from discontinued operations - basic	—	(0.24)	(0.47)	(0.40)

Net loss per share - basic	$(1.73)	$(0.54)	$(3.95)	$(0.98)

Dividends per share	$0.16	$0.16	$0.48	$0.44

Weighted average number of common and common equivalent shares outstanding-diluted	7,751,697	8,071,830	7,927,306	8,089,226

Weighted average number of common and common equivalent shares outstanding-basic	7,751,697	8,071,830	7,927,306	8,089,226

See accompanying notes.

CPI CORP.
Interim Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

Forty weeks ended November 13, 2004

thousands, except share and per share data	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock, at cost	Deferred compensation - restricted stock	Total

Balance at February 7, 2004	$7,344	$52,272	$230,394	$(9,599)	$(228,577)	$(8)	$51,826

Net loss	—	—	(31,351)	—	—	—	(31,351)
Total other comprehensive income	—	—	—	953	—	—	953

Total comprehensive loss	—	—	—	—	—	—	(30,398)
Issuance of common stock to employee benefit plans, restricted stock awards and option exercises (92,194 shares)	26	932	—	—	554	(25)	1,487
Dividends ($.48 per common share)	—	—	(3,832)	—	—	—	(3,832)
Purchase of treasury stock, at cost (406,780 shares)	—	—	—	—	(6,008)	—	(6,008)
Amortization of deferred compensation - restricted stock	—	—	—	—	—	9	9

Balance at November 13, 2004	$7,370	$53,204	$195,211	$(8,646)	$(234,031)	$(24)	$13,084

See accompanying notes.

CPI CORP.
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	40 Weeks Ended

thousands	November 13, 2004	November 8, 2003

Reconciliation of net loss from continuing operations to cash flows provided by (used in) operating activities:

Net loss from continuing operations	$(27,607)	$(4,715)

Adjustments for items not requiring cash:
Depreciation and amortization	12,443	12,547
Loss on disposition of property, plant and equipment	1,058	112
Deferred income taxes	(3,992)	(1,824)
Deferred revenues and related costs	7,414	3,615
Accrued interest on preferred security	(484)	(463)
Impairment losses	5,083	—
Impairment and related obligations of preferred security interest	9,644	—
Accelerated vesting of supplemental retirement plan benefits	3,338	—
Other	710	(144)

(Increase) decrease in current assets:
Receivables and inventories	(13,908)	(9,958)
Refundable income taxes	(6,899)	2,644
Prepaid expenses and other current assets	(2,092)	(1,313)

Increase (decrease) in current liabilities:
Accounts payable	(1,170)	2,163
Accrued expenses and other liabilities	6,702	3,274

Cash flows (used in) provided by continuing operations	(9,760)	5,938
Cash flows used in discontinued operations	(2,736)	(5,306)

Cash flows (used in) provided by operating activities	$(12,496)	$632

See accompanying notes.

CPI CORP.
Interim Condensed Consolidated Statements of Cash Flows (…continued)
(Unaudited)

	40 Weeks Ended

thousands	November 13, 2004	November 8, 2003

Cash flows (used in) provided by operating activities	$(12,496)	$632
Cash flows (used in) provided by financing activities:
Repayment of long-term obligations	(8,580)	(8,580)
Proceeds from issuance of common stock to employee stock plans and option exercises	958	172
Cash dividends	(3,832)	(3,558)
Purchase of treasury stock	(6,008)	(935)

Cash flows used in financing activities:	(17,462)	(12,901)

Cash flows (used in) provided by investing activities:
Additions to property and equipment	(13,212)	(14,663)
Proceeds from sales of property and equipment	363	—
Redemptions of preferred security	—	2,500
Changes in loan receivable:
Borrowings	(37,593)	(44,847)
Repayments	33,975	39,882
Purchases of investment securities in Rabbi Trust	(456)	(1,337)
Proceeds from sales of investment securities in Rabbi Trust	5,735	2,746

Cash flows used in investing activities	(11,188)	(15,719)

Effect of exchange rate changes on cash and cash equivalents	1,058	607

Net decrease in cash and cash equivalents	(40,088)	(27,381)

Cash and cash equivalents at beginning of period	51,011	57,922

Cash and cash equivalents at end of period	$10,923	$30,541

Supplemental cash flow information:
Interest paid	$1,278	$1,621

Income taxes refunded	$(6)	$(3,972)

Supplemental non-cash financing activities:
Issuance of common stock under the employee profit sharing plan	$—	$606

Issuance of treasury stock under the employee profit sharing plan	$554	$—

Repayment of borrowings against cash surrender value of life insurance via liquidation of related policies	$1,548	$—

See accompanying notes.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 –	DESCRIPTION OF BUSINESS AND INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company operates 1,018 professional portrait studios as of November 13, 2004 throughout the United States, Canada and Puerto Rico under license agreements with Sears, Roebuck and Co. (“Sears”).    During the second quarter of 2004, as described in Note 9 to the Interim Condensed Consolidated Financial Statements herein, the Company’s recently reconstituted Board of Directors made a strategic decision to exit both the Mexican and mobile photography operations which began operations in 2002.  In addition, the Company operates searsphotos.com, an on-line photofinishing service as well as a vehicle for the Company’s customers to archive, share portraits via email and order additional portraits and products.

The Interim Condensed Consolidated Balance Sheet as of November 13, 2004, the related Interim Condensed Consolidated Statements of Operations for the 16 and 40 weeks ended November 13, 2004 and November 8, 2003, the Interim Condensed Consolidated Statement of Changes in Stockholders’ Equity for the 40 weeks ended November 13, 2004 and the Interim Condensed Consolidated Statements of Cash Flows for the 40 weeks ended November 13, 2004 and November 8, 2003, are unaudited.  The interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the CPI Corp. 2003 Annual Report on Form 10-K for its fiscal year ended February 7, 2004.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Certain reclassifications have been made to the 2003 financial statements to conform with the current year presentation.

NOTE 2 –	IMPAIRMENT AND RELATED OBLIGATIONS OF PREFERRED SECURITY INTEREST

As is more fully discussed in Note 3 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended February 7, 2004, CPI has a continuing financial interest in Prints Plus, its former Wall Décor segment.  This continuing financial interest is represented by a Preferred Security carrying a 9% annual dividend rate, a secured revolving line of credit and operating lease guarantees related to certain of Prints Plus’ retail store locations.

The Preferred Security was initially valued at $11.0 million at the time of the sale of Prints Plus and through voluntary redemptions has been paid down to $7.0 million at November 13, 2004.  Further at November 13, 2004, the balance outstanding on the $6.4 million secured revolving line of credit was $5.5 million and the maximum future obligation to the Company under its lease guarantees was $6.0 million.  Based on scheduled lease payments by Prints Plus, the maximum future obligations of the Company would decrease an additional $757,000 by the end of CPI’s fiscal year (February 5, 2005), then by $2.9 million in fiscal 2005 and approximately $2.3 million over the next two fiscal years.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

The operating performance of Prints Plus significantly deteriorated during its quarter ended November 13, 2004 and subsequent thereto.  As a result, the Company has determined that it is now probable that the remaining carrying value of the Preferred Security at November 13, 2004 ($7.0 million) and the related accrued dividends ($544,000) will not be recoverable.  In addition, it is also likely that the Company will incur a liability related to its ongoing guarantees of certain of Prints Plus’ operating leases.  Accordingly at November 13, 2004, the Company has recorded an impairment reserve of approximately $7.5 million related to the Preferred Security and related dividends and an additional $2.1 million in accrued lease liability obligations relating to its lease guarantees.  CPI believes that the $5.5 million amount advanced under its secured revolving line of credit at November 13, 2004 is fully recoverable through the application of anticipated busy season cash receipts of Prints Plus with any shortfall adequately covered by other asset collateral value.  The Company anticipates this $5.5 million will be received within a year and accordingly has classified this amount as current.

NOTE 3 – OTHER CHARGES AND IMPAIRMENTS

Other charges and impairments for the periods ended November 13, 2004 and November 8, 2003 included the following:

	16 Weeks Ended		40 Weeks Ended

thousands	Nov. 13, 2004	Nov. 8, 2003	Nov. 13, 2004	Nov. 8, 2003

Accruals related to accelerated vesting of supplemental retirement plan benefits and guaranteed bonuses for 2004	$92	$—	$3,582	$—
Impairment charges	1,729	—	6,875	—
Reserves for severance and related costs	—	—	3,182	—
Consent solicitation costs	(30)	480	816	480
Other	(84)	—	756	—

Total Other Charges and Impairments	$1,707	$480	$15,211	$480

Accelerated Vesting of Supplemental Retirement Plan Benefits and Guaranteed Bonuses for 2004

In the first quarter of 2004, change of control provisions in executive employment contracts were triggered as a result of the change in the composition of the Company’s Board of Directors resulting from the completion of the consent solicitation, as more fully discussed in Note 8 in the accompanying Notes to Interim Condensed Consolidated Financial Statements.  As a result, the Company accrued $3.3 million in the first quarter related to the accelerated vesting of executives’ benefits covered by the Company’s supplemental retirement plan and guaranteed bonuses provided for in employment contracts of $76,000 in each of the first and second quarters, and $92,000 in the third quarter for those covered executives whose employment continues with the Company.

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

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

During the second and third quarters of 2004, additional strategic decisions were made regarding the Company’s technology platform that necessitated the write-off or write-down of certain other technology-related assets to their anticipated fair value.

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

Consent Solicitation Costs

In the first three quarters of 2004, the Company incurred $816,000 of professional services costs related to the then-ongoing consent solicitation.  These costs included $152,000 of total consent-related costs incurred by the Knightspoint Group, which the Company has reimbursed.  During the 2004 third quarter, a favorable settlement of a legal billing was negotiated resulting in the reversal of $30,000 of a previous accrual.

Other

In early March 2004, prior to the change of control, the Company received a lending commitment related to the proposed refinancing of its then-existing debt structure.  In exchange for that commitment, the Company paid a $200,000 non-refundable loan commitment fee.  Subsequent to the receipt of the commitment and prior to its funding, the consent solicitation was completed resulting in the installation of a new Board of Directors and the lending commitment expired, necessitating the write-off of the previously capitalized non-refundable fee during the first quarter of 2004.  During the second quarter of 2004, the Company recorded $640,000 of accruals resulting from early contract terminations and settlements with certain of the Company’s vendors as a result of strategic decisions to modify such relationships.  In the third quarter of 2004, the Company favorably settled one of the aforementioned matters resulting in the reversal of $84,000 of previously accrued amounts.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

NOTE 4 – STOCKHOLDERS’ EQUITY

The following table shows the computation of comprehensive income (loss):

	16 Weeks Ended	40 Weeks Ended

thousands	Nov. 13, 2004	Nov. 13, 2004

Net loss	$(13,445)	$(31,351)

Other comprehensive income:
Foreign currency translation adjustments	1,172	953

Total accumulated other comprehensive income	1,172	953

Total comprehensive loss	$(12,273)	$(30,398)

The following table displays the components of accumulated other comprehensive loss as of November 13, 2004 and February 7, 2004.

thousands	Nov. 13, 2004	Feb. 7, 2004

Foreign currency translation adjustments	$1,252	$2,205
Minimum pension liability, net of taxes	7,394	7,394

Accumulated other comprehensive loss	$8,646	$9,599

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

NOTE 5 – STOCK-BASED COMPENSATION PLANS

At November 13, 2004, the Company had various stock-based employee compensation plans, which are described more fully in Note 7 of the Notes to Consolidated Financial Statements in the Company’s 2003 Annual Report on Form 10-K.  The Company accounts for those plans in accordance with APB No. 25, “Accounting For Stock Issued to Employees”, and related Interpretations.  No stock-based employee compensation cost was reflected in net income, as no options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.

	16 Weeks Ended		40 Weeks Ended

thousands, except per share data	Nov. 13, 2004	Nov. 8, 2003	Nov. 13, 2004	Nov. 8, 2003

Net loss - as reported	$(13,445)	$(4,377)	$(31,351)	$(7,932)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related taxes	(367)	(80)	(497)	(149)

Net loss - pro forma	$(13,812)	$(4,457)	$(31,848)	$(8,081)

Loss per common share - basic
As reported	$(1.73)	$(0.54)	$(3.95)	$(0.98)
Pro forma	$(1.78)	$(0.55)	$(4.02)	$(1.00)

Loss per common share - diluted
As reported	$(1.73)	$(0.54)	$(3.95)	$(0.98)
Pro forma	$(1.78)	$(0.55)	$(4.02)	$(1.00)

NOTE 6 – RECENTLY ISSUED ACCOUNTING STANDARDS

There were no accounting standards issued during the third quarter of 2004, which will impact the Company’s consolidated financial statements.

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

The following table sets forth the components of net periodic benefit cost for the defined benefit plans:

	16 Weeks Ended		40 Weeks Ended

	Pension Plan	Supplemental Retirement Plan	Pension Plan	Supplemental Retirement Plan

thousands	Nov. 13, 2004	Nov. 13, 2004	Nov. 13, 2004	Nov. 13, 2004

Components of net periodic benefit cost:
Service cost	$157	$62	$628	$145
Interest cost	831	119	2,078	292
Expected return on plan assets	(903)	—	(2,257)	—
Amortization of prior service cost	14	12	34	22
Amortization of net loss	134	—	554	—
Accelerated vesting	—	—	—	3,338
Settlement expense (gain)	—	(55)	—	31
Curtailment expense	—	—	—	230

Net periodic benefit cost	$233	$138	$1,037	$4,058

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

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

The material change in the composition of the Board resulting from the Knightspoint Group’s successful consent solicitation triggered change of control provisions in various employment and stock option agreements between the Company and certain of its executives and employees.  As described in Note 3 of the Notes to Interim Condensed Consolidated Financial Statements included herein, in the first quarter of 2004 the Company accrued $3.3 million related to the accelerated vesting of executives’ benefits covered by the Company’s supplemental retirement plan.  In the first, second and third quarters of 2004, the Company also accrued guaranteed bonuses provided for in employment contracts of $244,000 for those covered executives whose employment continues with the Company.

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

The Company executed and completed its plan to exit both its Mexican and mobile photography operations during the second quarter and recorded the combined losses on the operations of its Mexican and mobile operations, including the loss on disposition, net of tax, as a separate component after net loss from continuing operations.  The prior year’s operating activities for these operations have been reclassified to discontinued operations in the accompanying Interim Condensed Consolidated Statements of Operations.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

NOTE 10 – TERMINATION AND WITHDRAWAL OF SELF-TENDER OFFER

On November 12, 2004, the Company commenced a Dutch Auction self-tender offer for up to 1,000,000 shares, or approximately 12.9%, of its outstanding common stock, at prices ranging from $11.00 to $14.00 per share.  The tender offer was to expire December 20, 2004, unless extended by the Company.  The tender offer was subject to the receipt of financing, market, economic and business conditions affecting the Company and other customary conditions.

CPI anticipated that it would have obtained all of the funds necessary to purchase the shares tendered in the tender offer through a combination of cash on hand and funds derived from the anticipated funding of a financing commitment received from National City Bank.  The financing commitment, which was subject to definitive documentation and other customary closing conditions, was for a $30 million, five-year term loan and a $30 million revolving credit facility.

On December 10, 2004, the Company announced that it would terminate and withdraw its previously announced Dutch Auction tender offer.  National City Bank chose to terminate its financing commitment to CPI based on the Bank’s view of the uncertain effects of the pending Sears and Kmart merger. The Company strongly disagrees that National City Bank has the right to terminate its commitment on the basis claimed.  The Company, furthermore, believes that the pending merger will have a positive effect on the Company’s business.  Although the Company currently has cash resources to complete the tender offer, the Company believes that it is prudent not to go forward with its tender offer without the committed bank facility in light of the Company’s ongoing capital investment program.

NOTE 11 - CONTINGENCIES

Standby Letters of Credit

As of November 13, 2004, the Company had outstanding standby letters of credit in the principal amount of $6.2 million used in conjunction with the Company’s self insurance programs.

Litigation

The Company is a defendant in various lawsuits arising in the ordinary course of business.  It is the opinion of management that the ultimate liability, if any, resulting from such lawsuits will not materially affect the consolidated financial position or results of operations of the Company.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

Debt Covenants

At November 13, 2004, the Company had $25.6 million outstanding under its existing Senior Note Agreement and $6.2 million of outstanding letters of credit against its $7.5 million Revolving Credit Facility, which was used solely for letters of credit.

The Company was in compliance with all the covenants under its Senior Note Agreement and its Revolving Credit Facility as of November 13, 2004 except as noted below. As a result of the unexpected $9.6 million non-operating charge recorded in the quarter ended November 13, 2004 related to the significant deterioration of Prints Plus’ operating performance, the Company was in default of its Revolving Credit Facility for failing to comply with the underlying minimum net worth covenant as of November 13, 2004. The Revolving Credit Facility was a facility put in place in the second quarter of 2004 solely to support the Company’s outstanding letters of credit used in conjunction with its self-insurance programs, not as a borrowing facility. The Revolving Credit Facility was expected to be converted into a longer-term facility in accordance with a financing commitment dated November 4, 2005 that has been withdrawn by the lender of such commitment who is also the lender under the existing Revolving Credit Facility. Because the Company and the lender were not able to reach a mutually acceptable amendment/waiver to address the covenant violation with respect to the existing Revolving Credit Facility, on December 27, 2004, the Company elected to terminate the Revolving Credit Facility and, pursuant to the terms of the Revolving Credit Facility, secured the outstanding letters of credit with cash collateral of the Company deposited directly with the lender of the terminated Revolving Credit Facility. Because the Company was in default under the Revolving Credit Facility it was also in default under the Senior Note Agreement. A default under the Senior Note Agreement arises if the Company is in default in the compliance with any term of the Revolving Credit Facility and, as a consequence of such default or condition, the lenders under the Revolving Credit Facility are entitled to declare the Revolving Credit Facility to be due and payable before its stated maturity or before its regularly scheduled dates of payment.

If an event of default under the Senior Note Agreement has occurred and is continuing, the holders of the Senior Notes may at any time at their option, by notice or notices to the Company, declare all of the Senior Notes to be immediately due and payable. Because the Company has terminated the Revolving Credit Facility the default under the Senior Note Agreement is not continuing. Accordingly, the Company does not believe that the holders of the Senior Notes can declare the Senior Notes immediately due and payable.

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

As of the end of the third quarter in fiscal 2004 and 2003, November 13, 2004 and November 8, 2003, respectively, the Company’s Sears Portrait Studio counts were:

	November 13, 2004	November 8, 2003

United States and Puerto Rico:
Within full-line Sears stores	864	862
Locations not within Sears stores	37	40

Canada	117	121

Total	1,018	1,023

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

RESULTS OF OPERATIONS

A summary of consolidated results of operations and key statistics were as follows:

	16 Weeks Ended		40 Weeks Ended

thousands, except per share data	Nov. 13, 2004	Nov. 8, 2003	Nov. 13, 2004	Nov. 8, 2003

Net sales	$78,820	$80,731	$182,366	$197,808

Cost and expenses:
Cost of sales	10,562	9,989	24,791	25,571
(exclusive of depreciation and amortization shown below)
Cost of sales as a percentage of net sales	13.4%	12.4%	13.6%	12.9%
Gross margin as a percentage of net sales	86.6%	87.6%	86.4%	87.1%
Selling, general and administrative expenses	69,310	69,722	157,675	166,711
Selling, general and administrative expenses as a percentage of net sales	87.9%	86.4%	86.5%	84.3%
Depreciation and amortization	4,897	4,775	12,443	12,547
Other charges and impairments	1,707	480	15,211	480

	86,476	84,966	210,120	205,309

Loss from continuing operations	(7,656)	(4,235)	(27,754)	(7,501)

Interest expense	599	808	1,730	2,293
Interest income	351	414	900	1,352
Other income, net	58	687	208	765
Impairment and related obligations of preferred security interest	9,644	—	9,644	—

Loss from continuing operations before income tax benefit	(17,490)	(3,942)	(38,020)	(7,677)

Income tax benefit	(4,052)	(1,521)	(10,413)	(2,962)

Net loss from continuing operations	(13,438)	(2,421)	(27,607)	(4,715)
Net loss from discontinued operations, net of income tax benefit	(7)	(1,956)	(3,744)	(3,217)

NET LOSS	$(13,445)	$(4,377)	$(31,351)	$(7,932)

Net loss per share from continuing operations - diluted	$(1.73)	$(0.30)	$(3.48)	$(0.58)
Net loss per share from discontinued operations - diluted	—	(0.24)	(0.47)	(0.40)

Net loss per share - diluted	$(1.73)	$(0.54)	$(3.95)	$(0.98)

16 weeks ended November 13, 2004 compared to 16 weeks ended November 8, 2003

The Company reported a net loss for the 16-week third quarter ended November 13, 2004 of $13.4 million or $1.73 per diluted share compared to a net loss of $4.4 million or $.54 per diluted share for the comparable quarter of fiscal 2003.  The third quarter of fiscal 2004 was significantly impacted by the recording of other charges and impairments totaling  $1.7 million and by the recording of other non-operating charges related to an investment in and operating lease guarantees associated with its former Wall Décor segment, Prints Plus, totaling $9.6 million.  On an after-tax basis, the other charges and impairments and the other non-operating charges totaled $8.7 million or $1.13 per diluted share.  The other charges and impairments relate to the write-off or write-down of certain studio photographic and computer equipment resulting from the continuing implementation of changes to the Company’s going-forward technology and operating strategies.  The other non-operating charges were necessitated by the recent significant deteriorating financial performance of Prints Plus.  In the third quarter of 2003, other charges and impairments totaling $480,000, $295,000 on an after-tax basis or $0.04 per diluted share, were recorded.

Net sales totaled $78.8 million and $80.7 million in the third quarter of fiscal 2004 and 2003, respectively.

•

Consolidated net sales for the third quarter of 2004 decreased $1.9 million or 2.4% to $78.8 million from the $80.7 million reported in the third quarter of 2003.  During the third quarter of 2004 and compared to the comparable 2003 quarter, the Company’s studios experienced an 8.1% decrease in sittings which was partially offset by a 5.6% increase in average sales per customer sitting.  Compared to the first half of 2004 when net sales were down 11.6% from the 2003 first half and the early part of the 2004 third quarter when the first half trends continued and slightly worsened, the Company has since experienced a partial reversal in its negative sales trends.

The rate of sittings decline slowed slightly during the Company’s 2004 third quarter to 8.1% compared to the first half of 2004.  It is likely that changes to certain of the Company’s offers reflecting higher prices resulted in the loss of some of the more “price conscious” consumers.  In addition, the Company believes sittings continue to be impacted by continuing competitive pressures, including the opening of new competitor locations and price discounting, as well as the impact of amateur digital photography potentially impacting frequency of visits to portrait studios.  Finally, the active hurricane season in the southeastern part of the United States also likely had a negative impact on sitting trends in the quarter.

As previously noted, a substantial portion of the Company’s third quarter sittings shortfall to the comparable quarter of the prior year was substantially offset by a 5.6% increase in average sales per customer sitting.  The increase in average sales per customer sitting is attributable to the positive customer and associate response to our recent studio-wide hardware upgrade, an increased allocation of training and coverage hours in our studios and the recently completed conversion of 128 of our studios to a full digital format.  In addition, we have made numerous pricing/offer changes which we believe have also had a positive impact on average sales.

Costs and expenses were $86.5 million in the third quarter of 2004, compared with $85.0 million in the comparable prior year period.

•

Cost of sales, excluding depreciation and amortization expense, as a percentage of net sales was 13.4% in the third quarter of 2004, compared to 12.4% in the comparable quarter in 2003.  Correspondingly, gross margin rates were 86.6% and 87.6% in the third quarter of 2004 and 2003, respectively.  The increase in cost of sales despite a decline in overall sales resulted principally from a $600,000 reversal during the third quarter of 2003 of a previously-accrued liability related to minimum usage requirements under a renegotiated paper supply contract.  In addition, during the third quarter of 2004, the Company incurred higher costs associated with increased markdowns on merchandise sales of frames and accessories in an effort to clear older inventory and higher effective media costs associated both with the new digital studios as well as inefficiencies related to the start-up operation of new digital printers in the analog studios.

•

Selling, general and administrative (“SG&A”) expenses were $69.3 million and $69.7 million for third quarter of 2004 and 2003, respectively.  As a percentage of sales, these expenses were 87.9% in 2004 and 86.4% in 2003.

SG&A expenses decreased $412,000 in the third quarter of 2004 compared to 2003.   The decline in SG&A expenses resulted from a $1.5 million planned reduction in advertising costs and a net decrease in various other categories of expenses resulting from the Company’s cost reduction initiatives, mostly offset by planned increases of approximately $2.8 million in studio employment costs as preparation for the busy season as well as increased health insurance costs.

•	Depreciation and amortization was $4.9 million in the third quarter of 2004, compared to $4.8 million in the comparable quarter of 2003.

•

Other charges and impairments reflect costs incurred from strategic actions implemented by the Company to restructure its operations, costs that are unpredictable and atypical of the Company’s operations and additional charges due to asset impairments.  In the third quarter of 2004, the Company recognized $1.7 million in other charges and impairments consisting of the following:

	16 Weeks Ended

thousands	Nov. 13, 2004	Nov. 8, 2003

Accruals related to guaranteed bonuses for 2004	$92	$—
Impairment charges	1,729	—
Consent solicitation costs	(30)	480
Other	(84)	—

Total Other Charges and Impairments	$1,707	$480

	o	Guaranteed Bonuses for 2004

In the first quarter of 2004, change of control provisions in executive employment contracts were triggered as a result of the change in the composition of the Company’s Board of Directors resulting from the completion of the consent solicitation.  As a result, in the third quarter of 2004, the Company accrued additional guaranteed bonuses provided for in employment contracts of $92,000 for those covered executives whose employment continues with the Company.

	o	Impairment Charges

During the third quarter of 2004, additional strategic decisions were made regarding the Company’s technology platform that necessitated the write-off or write-down of certain other technology related assets to their anticipated fair value.

	o	Consent Solicitation Costs

During the third quarter of 2004, a favorable settlement of a legal billing was negotiated resulting in the reversal of $30,000 of a previous accrual.

	o	Other

During the second quarter of 2004, the Company recorded accruals resulting from early contract terminations and settlements with certain of the Company’s vendors as a result of strategic decisions to modify such relationships.  In the third quarter of 2004, the Company favorably settled one of the aforementioned matters resulting in the reversal of $84,000 of previously accrued amounts.

•

Interest expense was $599,000 in the third quarter of 2004 compared to $808,000 in the comparable period of the prior year.  The reduction in interest expense is primarily a result of scheduled annual principal payments totaling $8.6 million made in June 2004 reducing the outstanding balance of the Senior Notes.

•

Interest income was $351,000 in the third quarter of 2004 compared to $414,000 in the third quarter of 2003.  The decrease is primarily due to lower average invested cash balances resulting from significant second quarter cash outlays for equipment purchases, a repurchase of company stock and principal and interest payments on the Company’s senior notes and the shortening of maturities in certain investments.  These factors were partially offset by the current rising interest rate environment.

•

The impairment and related obligations of preferred security interest represents charges related to an investment in and operating lease guarantees associated with its former Wall Décor segment, Prints Plus, totaling $9.6 million.  These charges were necessitated by the recent significant deteriorating financial performance of Prints Plus and are more fully discussed in the section of Management’s Discussion and Analysis entitled “Contingencies” which follows.

•

Income tax benefits on losses from continuing operations were $4.1 million and $1.5 million in the third quarter of 2004 and 2003, respectively.  These benefits resulted in effective tax rates of 23.2% in 2004 and 38.6% in 2003.  The lower effective income tax rate in the third quarter of 2004 was attributable to the permanent difference associated with the impairment charge related to the Preferred Security interest in Prints Plus.

40 weeks ended November 13, 2004 compared to 40 weeks ended November 8, 2003

The Company reported a net loss for the 40 weeks ended November 13, 2004 of $31.4 million, or $3.95 per diluted share compared to a net loss of $7.9 million, or $.98 per diluted share for the comparable 40 weeks ended November 8, 2003.  The overall results for the 40 weeks ended November 13, 2004 were significantly impacted by the recording of other charges and impairments totaling $15.2 million and by the recording of other non-operating charges discussed earlier related to Prints Plus totaling $9.6 million.  On an after-tax basis, the other charges and impairments and the other non-operating charges totaled $18.0 million or $2.28 per diluted share.  For the 40 weeks ended November 8, 2003, other charges and impairments were recorded totaling $480,000, $295,000 on an after-tax basis or $.04 per diluted share.

Net sales totaled $182.4 million and $197.8 million for the 40 weeks of fiscal 2004 and 2003, respectively.

•

Total net sales for 2004 decreased $15.4 million or 7.8% to $182.4 million from the $197.8 million recorded in 2003.  This sales decline was driven by a 9.5% decrease in sittings only partially offset by an increase of 1.2% in average sales per customer sitting.  Compared to the first half of 2004 when net sales were down 11.6% from the 2003 first half and the early part of the 2004 third quarter when the first half trends continued and slightly worsened, the Company has since experienced a partial reversal in its negative sales trends.

It is likely that changes to certain of the Company’s offers reflecting higher prices resulted in the loss of some of the more “price conscious” consumers.  In addition, the Company believes sittings continue to be impacted by continuing competitive pressures, including the opening of new competitor locations and price discounting, as well as the impact of amateur digital photography potentially impacting frequency of visits to portrait studios.  Finally, the active hurricane season in the southeastern part of the United States also likely had a negative impact on sitting trends in the third quarter.

The increase in average sale per customer sitting was driven by several initiatives implemented during the 3rd quarter of 2004 and was partially offset by the increased price discounting in response to competitive pricing pressures and the elimination of sitting fees on certain offers targeted at new customer acquisition experienced in the first half of the year.  The third quarter initiatives positively impacting the average sales per customer include the positive customer and associate response to our recent studio-wide hardware upgrade, an increased allocation of training and coverage hours in our studios and the recently completed conversion of 128 of our studios to a full digital format.  In addition, we have made numerous pricing/offer changes during the third quarter of 2004 which we believe have also had a positive impact on average sales.

Costs and expenses were $210.1 million for fiscal 2004, compared with $205.3 million in the comparable prior year period.

•

Cost of sales, excluding depreciation and amortization expense, as a percentage of net sales was 13.6% for 2004, compared to 12.9% in the comparable period in 2003.  Correspondingly, gross margin rates were 86.4% and 87.1% for 2004 and 2003, respectively.  Cost of sales decreased at a lesser rate than sales principally from a $600,000 reversal during the third quarter of 2003 of a previously accrued liability related to minimum usage requirements under a renegotiated paper supply contract.  In addition in 2004, the Company incurred higher costs associated with markdowns on merchandise sales of frames and accessories in an effort to clear older inventory and higher effective media costs associated both with the new digital studios as well as inefficiencies related to the start-up operation of new digital printers in the analog studios.

•	Selling, general and administrative expenses were $157.7 million and $166.7 million for 2004 and 2003, respectively. As a percentage of sales, these expenses were 86.5% in 2004 and 84.3% in 2003.

Selling, general and administrative expenses decreased $9.0 million in 2004 compared to 2003.  The decrease in selling, general and administrative expenses is primarily attributable to a $2.6 million planned reduction in advertising costs, a $1.0 million decrease in employment costs ($557,000 increase related to studio employment costs offset by a decrease of  approximately $1.5 million in corporate headquarters employment costs), and net decreases in various other categories of expenses, partially offset by increased health insurance costs.  The slight overall increase in studio employment is due to the substantial planned increase in the third quarter of 2004 in studio training and coverage hours in preparation for busy season.  The decline in corporate headquarters employment costs is the result of previously discussed executive and staff reductions that took place near the end of the first quarter and during the second quarter of 2004.

•	Depreciation and amortization was $12.4 million for fiscal 2004, compared to $12.5 million for the comparable period of 2003.

•

Other charges and impairments reflect costs incurred from strategic actions implemented by the Company to restructure its operations, costs that are unpredictable and atypical of the Company’s operations and additional charges due to asset impairments. Other charges and impairments are as follows:

	40 Weeks Ended

thousands	Nov. 13, 2004	Nov. 8, 2003

Accruals related to accelerated vesting of supplemental retirement plan benefits and guaranteed bonuses for 2004	$3,582	$—
Impairment charges	6,875	—
Reserves for severance and related costs	3,182	—
Consent solicitation costs	816	480
Other	756	—

Total Other Charges and Impairments	$15,211	$480

o	Accelerated Vesting of Supplemental Retirement Plan Benefits and Guaranteed Bonuses for 2004

In the first quarter of 2004, change of control provisions in executive employment contracts were triggered as a result of the change in the composition of the Company’s Board of Directors resulting from the completion of the consent solicitation.  As a result, the Company accrued $3.6 million related to the accelerated vesting of executives’ benefits covered by the Company’s supplemental retirement plan and guaranteed bonuses provided for in employment contracts of $76,000 in the first and second quarters and $92,000 in the third quarter for those covered executives whose employment continues with the Company.

o	Impairment Charges

During the first half of 2004, the Company’s new Board along with its new management leadership in the technology function, made a decision to materially alter the Company’s previously planned technology platform that was to serve as the foundation for the eventual conversion to full digital technology in the portrait studios.  As a result of this decision, certain previously capitalized items related to the previous platform no longer have future utility to the Company and, accordingly, have been written off.

During the second and third quarters of 2004, additional strategic decisions were made regarding the Company’s technology platform that necessitated the write-off or write-down of certain other technology related assets to their anticipated fair value.

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

In the first three quarters of 2004, the Company incurred $816,000 of professional services costs related to the then-ongoing consent solicitation.  These costs included $152,000 of total consent-related costs incurred by the Knightspoint Group, which the Company has reimbursed.

During the 2004 third quarter, a favorable settlement of a legal billing was negotiated resulting in the reversal of $30,000 of a previous accrual.

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

During the second quarter of 2004, the Company recorded $640,000 of accruals resulting from early contract terminations and settlements with certain of the Company’s vendors as a result of strategic decisions to modify such relationships.  In the third quarter of 2004, the Company favorably settled one of the aforementioned matters resulting in the reversal of $84,000 of previously accrued amounts.

•

Interest expense was $1.7 million in 2004 compared to $2.3 million in the comparable period of the prior year.  The reduction in interest expense is primarily a result of scheduled annual principal payments totaling $8.6 million made in June 2004 reducing the outstanding balance of the Senior Notes.

•

Interest income was $900,000 in 2004 compared to $1.4 million in 2003.  The decrease is primarily due to lower average invested cash balances following significant second quarter cash outlays for equipment purchases, a repurchase of company stock and principal and interest payments on the Company’s senior notes and the shortening of maturities in certain investments.  These factors were partially offset by the current rising interest rate environment.  The remaining decrease is due to interest of $208,000 received in 2003 on an income tax refund, which did not occur in the current year.

•

The impairment and related obligations of preferred security interest represents charges in the third quarter of 2004 related to an investment in and operating lease guarantees associated with its former Wall Décor segment, Prints Plus, totaling $9.6 million.  These charges were necessitated by the recent significant deteriorating financial performance of Prints Plus and are more fully discussed in the section of Management’s Discussion and Analysis entitled  “Contingencies” which follows.

•

Income tax benefits on losses from continuing operations were $10.4 million and $3.0 million in 2004 and 2003, respectively.  These benefits resulted in effective tax rates of 27.4% in 2004 and 38.6% in 2003.  The lower effective income tax rate in 2004 was attributable to permanent differences associated with the impairment of the Preferred Security interest in Prints Plus, taxable gains primarily resulting from the surrendering of company owned life insurance policies held by a Rabbi Trust and previously used as funding vehicles for the Company’s supplemental executive retirement plan and non-deductible  accruals related to the termination of certain Company executives.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our cash flows for the first three quarters of 2004 and 2003.

	40 Weeks Ended

thousands	Nov. 13, 2004	Nov. 8, 2003

Net cash (used in) provided by:
Operating activities	$(12,496)	$632
Investing activities	(11,188)	(15,719)
Financing activities	(17,462)	(12,901)
Effect of exchange rate changes on cash	1,058	607

Net decrease in cash	$(40,088)	$(27,381)

Net Cash Used In Operating Activities

Net cash used in operating activities was $12.5 million during the forty weeks of 2004 compared to net cash provided by operating activities of $632,000 in the comparable period 2003.  The increase in cash used in 2004 compared to 2003 resulted primarily from increased net losses, which included expenses and charges related to the change of control of the Company’s Board of Directors and strategic and leadership changes implemented by the reconstituted Board.  These increases in cash used were partially offset by $5.1 million in impairment charges, $3.3 million related to the accelerated vesting of executives’ benefits covered by the Company’s supplemental retirement plan and $9.6 million for the impairment and related obligations of the Preferred Security interest of Prints Plus, all of which did not require cash.  In addition, operating cash flows for the forty weeks of 2004 were also impacted by net changes in current assets from 2003, principally receivables from Sears and refundable income taxes.  The receivable from Sears increased in 2004 due to the higher sales volumes late in the third quarter resulting from the earlier start of the busy season with Veteran’s Day occurring in the third quarter of 2004 and in the fourth quarter of 2003.  Refundable income taxes increased in 2004 as a result of the forty-week loss and the receipt in the first quarter of 2003 of an income tax refund totaling $4.4 million.  Cash flows used in discontinued operations in 2004 were $2.7 million versus $5.3 million used in the comparable period of 2003.

Net Cash Used In Investing Activities

Net cash used in investing activities during the first three quarters of 2004 was $11.2 million compared to $15.7 million in fiscal 2003.  The decrease in cash used in investing activities is primarily related to $3.8 million reduction in the Rabbi Trust assets.  The Company determined the assets in the Rabbi Trust exceeded the liability of the supplemental executive retirement plan and withdrew the $3.8 million from the trust and returned the funds to corporate cash.  In addition, there was a decrease in capital expenditures of $1.5 million and a decrease of $1.3 million in net borrowings by Prints Plus under our revolving line of credit.  These were offset by no voluntary redemptions in 2004 by Prints Plus on the Preferred Security compared to $2.5 million of such redemptions in the first quarter of 2003.

Net Cash Used In Financing Activities

Net cash used in financing activities was $17.5 million in the first three quarters of 2004 compared to $12.9 million in the comparable prior year period.  The increase in net cash used in 2004 was primarily related to a $6.0 million repurchase of Company shares in a negotiated transaction.  Also, there was a $274,000 increase in cash dividends which resulted from the Board of Director’s June 3, 2003 decision to increase the annual dividend rate paid on the Company’s common stock from $.56 per share to $.64 per share effective with the third quarter 2003 dividend payment.  The increase in net cash used was partially offset by an increase in proceeds from the issuance of common stock for employee stock plans and option exercises of $786,000 and the purchase of treasury stock in 2003 of $935,000.

Debt Covenants

At November 13, 2004, the Company had $25.6 million outstanding under its existing Senior Note Agreement and $6.2 million of outstanding letters of credit against its $7.5 million Revolving Credit Facility, which was used solely for letters of credit.

The Company was in compliance with all the covenants under its Senior Note Agreement and its Revolving Credit Facility as of November 13, 2004 except as noted below. As a result of the unexpected $9.6 million non-operating charge recorded in the quarter ended November 13, 2004 related to the significant deterioration of Prints Plus’ operating performance, the Company was in default of its Revolving Credit Facility for failing to comply with the underlying minimum net worth covenant as of November 13, 2004. The Revolving Credit Facility was a facility put in place in the second quarter of 2004 solely to support the Company’s outstanding letters of credit used in conjunction with its self-insurance programs, not as a borrowing facility. The Revolving Credit Facility was expected to be converted into a longer-term facility in accordance with a financing commitment dated November 4, 2005 that has been withdrawn by the lender of such commitment who is also the lender under the existing Revolving Credit Facility. Because the Company and the lender were not able to reach a mutually acceptable amendment/waiver to address the covenant violation with respect to the existing Revolving Credit Facility, on December 27, 2004, the Company elected to terminate the Revolving Credit Facility and, pursuant to the terms of the Revolving Credit Facility, secured the outstanding letters of credit with cash collateral of the Company deposited directly with the lender of the terminated Revolving Credit Facility. Because the Company was in default under the Revolving Credit Facility it was also in default under the Senior Note Agreement. A default under the Senior Note Agreement arises if the Company is in default in the compliance with any term of the Revolving Credit Facility and, as a consequence of such default or condition, the lenders under the Revolving Credit Facility are entitled to declare the Revolving Credit Facility to be due and payable before its stated maturity or before its regularly scheduled dates of payment.

If an event of default under the Senior Note Agreement has occurred and is continuing, the holders of the Senior Notes may at any time at their option, by notice or notices to the Company, declare all of the Senior Notes to be immediately due and payable. Because the Company has terminated the Revolving Credit Facility the default under the Senior Note Agreement is not continuing. Accordingly, the Company does not believe that the holders of the Senior Notes can declare the Senior Notes immediately due and payable.

Off-Balance Sheet Arrangements

Other than stand-by letters of credit to support our various self-insurance programs and the ongoing guarantee of certain operating real estate leases of Prints Plus, both of which are more fully discussed in the following Contingencies section, the Company has no additional off-balance sheet arrangements.

Contingencies

The Company uses stand-by letters of credit to support its various self-insurance programs.  Letters of credit are issued under CPI Corp.’s revolving credit facility, generally having a one-year maturity and are renewed annually.  As of November 13, 2004, the Company had outstanding standby letters of credit in the principal amount of $6.2 million.

As is more fully discussed in Note 3 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended February 7, 2004, CPI has a continuing financial interest in Prints Plus, its former Wall Décor segment.  This continuing financial interest is represented by a Preferred Security carrying a 9% annual dividend rate, a secured revolving line of credit and operating lease guarantees related to certain of Prints Plus’ retail store locations.

The Preferred Security was initially valued at $11.0 million at the time of the sale of Prints Plus and through voluntary redemptions has been paid down to $7.0 million at November 13, 2004.  Further at November 13, 2004, the balance outstanding on the $6.4 million secured revolving line of credit was $5.5 million and the maximum future obligation to the Company under its lease guarantees was $6.0 million.  Based on scheduled lease payments by Prints Plus, the maximum future obligations of the Company would decrease an additional $757,000 by the end of CPI’s fiscal year (February 5, 2004), then by $2.9 million in fiscal 2005 and approximately $2.3 million over the next two fiscal years.

The operating performance of Prints Plus significantly deteriorated during its quarter ended November 13, 2004 and subsequent thereto.  As a result, the Company has determined that it is now probable that the remaining carrying value of the Preferred Security at November 13, 2004 ($7.0 million) and the related accrued dividends ($544,000) will not be recoverable.  In addition, it is also likely that the Company will incur a liability related to its ongoing guarantees of certain of Prints Plus’ operating leases.  Accordingly at November 13, 2004, the Company has recorded an impairment reserve of approximately $7.5 million related to the Preferred Security and related dividends and an additional $2.1 million in accrued lease liability obligations relating to its lease guarantees.  CPI believes that the $5.5 million amount advanced under its secured revolving line of credit at November 13, 2004 is fully recoverable through the application of anticipated busy season cash receipts of Prints Plus with any shortfall adequately covered by other asset collateral value.  The Company anticipates this $5.5 million will be received within a year and accordingly has classified this amount as current.

Termination and Withdrawal of Self-Tender Offer

On November 12, 2004, the Company commenced a Dutch Auction self-tender offer for up to 1,000,000 shares, or approximately 12.9%, of its outstanding common stock, at prices ranging from $11.00 to $14.00 per share.  The tender offer was to expire December 20, 2004, unless extended by the Company.  The tender offer was subject to the receipt of financing, market, economic and business conditions affecting the Company and other customary conditions.

CPI anticipated that it would have obtained all of the funds necessary to purchase the shares tendered in the tender offer through a combination of cash on hand and funds derived from the anticipated funding of a financing commitment received from National City Bank.  The financing commitment, which was subject to definitive documentation and other customary closing conditions, was for a $30 million, five-year term loan and a $30 million revolving credit facility.

On December 10, 2004, the Company announced that it would terminate and withdraw its previously announced Dutch Auction tender offer.  National City Bank chose to terminate its financing commitment to CPI based on the Bank’s view of the uncertain effects of the pending Sears and Kmart merger. The Company strongly disagrees that National City Bank has the right to terminate its commitment on the basis claimed.  The Company, furthermore, believes that the pending merger will have a positive effect on the Company’s business.  Although the Company currently has cash resources to complete the tender offer, the Company believes that it is prudent not to go forward with its tender offer without the committed bank facility in light of the Company’s ongoing capital investment program.

Although there are no immediate plans to reinstate the tender offer, the Company may repurchase shares from time to time through its existing open market authorization (350,843 shares remaining at November 13, 2004) and/or through a future tender process.

Liquidity

Cash flows from operations and cash and cash equivalents on hand represent our expected sources of funds in 2004 to meet our obligations and commitments, including debt service, annual dividends to shareholders, planned capital expenditures and normal operating needs.

Despite the termination of its recently negotiated refinancing commitment discussed in the immediately preceding section, the Company currently anticipates that its cash on hand and cash flows from operations in 2005 will be sufficient to meet its operating and capital needs, including the digital conversion of all or a substantial share of its studios. Nevertheless, CPI is pursuing alternative financing options to provide additional financial flexibility.

ACCOUNTING PRONOUNCEMENTS AND POLICIES

Adoption of New Accounting Standards

There were no accounting standards issued during the third quarter of 2004, which will impact the Company’s consolidated financial statements.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The statements contained in this report, and in particular in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties.  Management wishes to caution the reader that these forward-looking statements, such as the Company’s outlook for portrait studios, future cash requirements, compliance with debt covenants, valuation allowances, and capital expenditures, are only predictions or expectations; actual events or results may differ materially as a result of risks facing the Company.  Such risks include, but are not limited to:  customer demand for the Company’s products and services, the Company’s ability to obtain financing when needed under reasonable terms, the overall level of economic activity in the Company’s major markets, competitors’ actions, manufacturing interruptions, dependence on certain suppliers, changes in the Company’s relationship with Sears and the condition and strategic planning of Sears, fluctuations in operating results, the condition of Prints Plus Inc., the attraction and retention of qualified personnel, unforeseen difficulties arising from installation and operation of new equipment in our portrait studios and other risks as may be described in the Company’s filings with the Securities and Exchange Commission, including its Form 10-K for the year ended February 7, 2004.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign exchange rates.  The Company’s debt obligations have primarily fixed interest rates, therefore, the Company’s exposure to changes in interest rates is minimal. The Company’s exposure to changes in foreign exchange rates relates to its Canadian operations and is also minimal, as these operations constitute 11.1% of the Company’s total assets at November 13, 2004 and 7.2% of the Company’s total net sales for the 40 weeks then ended.

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

In the quarter ended November 13, 2004, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.  In addition, since the date of this evaluation to the filing date of this Quarterly Report, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 6.  Exhibits and Reports on Form 8-K

a.	Exhibits

An Exhibit Index has been filed as part of this Report on Page E-1.

b.	Reports on Form 8-K.

-	On September 1, 2004, CPI Corp. filed an 8-K Current Report on the issuance of a press release dated August 26, 2004 announcing 2004 second quarter results.

-

On October 12, 2004, CPI Corp. filed an 8-K Current Report on the issuance of a press release dated October 7, 2004 announcing the creation of an interim Office of the Chief Executive and the commencement of a search for a permanent chief executive officer.

-

On November 10, 2004, CPI Corp. filed an 8-K Current Report on the issuance of a press release dated November 5, 2004 announcing recent financial developments and a Dutch Auction self-tender offer to repurchase up to 1,000,000 of its shares.

_

On November 16, 2004, CPI Corp. filed an 8-K Current Report on the issuance of a press release dated November 12, 2004 announcing the commencement of a Dutch Auction self-tender offer to repurchase 1,000,000 of its shares.

CPI CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI Corp. (Registrant)

	By:	/s/ Gary W. Douglass

Gary W. Douglass
Executive Vice President, Finance and Chief Financial Officer and Member of the Office of the Chief Executive (Principal Financial Officer)

Dated: December 28, 2004

	By:	/s/ Kimberly A. LaBelle

Kimberly A. LaBelle
Vice President, Corporate Controller (Principal Accounting Officer)

Dated: December 28, 2004

CPI CORP.

E-1
EXHIBIT INDEX

Exhibit No.

11.1	Computation of Per Share Earnings - Diluted - for the 16 and 40 weeks ended November 13, 2004 and November 8, 2003

11.2	Computation of Per Share Earnings - Basic - for the 16 and 40 weeks ended November 13, 2004 and November 8, 2003

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934 by the Chairman of the Board of Directors and Member of the Office of the Chief Executive

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934 by the President and Chief Operating Officer and Member of the Office of the Chief Executive

31.3	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934 by the Chief Financial Officer and Member of the Office of the Chief Executive

32.0

Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chairman of the Board of Directors, President and Chief Operating Officer and Chief Financial Officer, all Members of the Office of the Chief Executive