Form 10-K
period 2005-02-05
CPI CORP
filed 2005-04-21
CIK 25354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE
FISCAL YEAR ENDED FEBRUARY 5, 2005

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☒ Yes  ☐  No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the New York Stock Exchange on April 19, 2005, of $16.62, was $125,827,078.

The number of shares outstanding of each of the registrant’s classes of Common Stock, as of April 19, 2005 was: Common Stock, par value $.40 – 7,793,236

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement relating to the Annual Meeting Of Shareholders to be held June 23, 2005 are incorporated by reference into Part III of this Report.

(THIS PAGE LEFT INTENTIONALLY BLANK)
2

TABLE OF CONTENTS

PART I

Item 1	Business	4
Item 2	Properties	10
Item 3	Legal Proceedings	11
Item 4	Submission of Matters to a Vote of Security Holders	11

PART II

Item 5	Market for Registrant’s Common Stock, Related Stockholder
	Matters and Issuer Purchases of Common Stock	12
Item 6	Selected Financial Data	13
Item 7	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	17
Item 7A	Quantitative and Qualitative Disclosures About
	Market Risk	33
Item 8	Financial Statements and Supplementary Data	34
Item 9	Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosure	74
Item 9A	Controls and Procedures	74
Item 9B	Other Information	74

PART III

Item 10	Directors and Executive Officers of the Registrant	75
Item 11	Executive Compensation	75
Item 12	Security Ownership of Certain Beneficial Owners
	and Management and Related Stockholder Matters	75
Item 13	Certain Relationships and Related Transactions	75
Item 14	Principal Accounting Fees and Services	75

PART IV

Item 15	Exhibits and Financial Statement Schedules	76
	Signatures	86
3

THE STATEMENTS CONTAINED IN THIS REPORT, AND IN PARTICULAR IN THE “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” SECTION THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION ACT OF 1995, AND INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, SUCH AS THE COMPANY’S OUTLOOK FOR PORTRAIT STUDIOS, FUTURE CASH REQUIREMENTS, COMPLIANCE WITH DEBT COVENANTS, VALUATION ALLOWANCES, RESERVES FOR CHARGES AND IMPAIRMENTS AND CAPITAL EXPENDITURES, ARE ONLY PREDICTIONS OR EXPECTATIONS; ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY AS A RESULT OF RISKS FACING THE COMPANY. SUCH RISKS INCLUDE, BUT ARE NOT LIMITED TO: CUSTOMER DEMAND FOR THE COMPANY’S PRODUCTS AND SERVICES, THE COMPANY’S ABILITY TO OBTAIN FINANCING WHEN NEEDED UNDER REASONABLE TERMS, THE OVERALL LEVEL OF ECONOMIC ACTIVITY IN THE COMPANY’S MAJOR MARKETS, COMPETITORS’ ACTIONS, MANUFACTURING INTERRUPTIONS, DEPENDENCE ON CERTAIN SUPPLIERS, CHANGES IN THE COMPANY’S RELATIONSHIP WITH SEARS AND THE IMPACT OF THE KMART/SEARS MERGER, FLUCTUATIONS IN OPERATING RESULTS, THE ULTIMATE IMPACT OF THE PRINTS PLUS BANKRUPTCY, THE ATTRACTION AND RETENTION OF QUALIFIED PERSONNEL, UNFORESEEN DIFFICULTIES ARISING FROM INSTALLATION AND OPERATION OF NEW EQUIPMENT IN OUR PORTRAIT STUDIOS AND OTHER RISKS AS MAY BE DESCRIBED IN THE COMPANY’S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THIS FORM 10-K FOR THE YEAR ENDED FEBRUARY 5, 2005.

PART I

Item 1.        Business

An Overview of the Company

CPI Corp. (“CPI”, the “Company” or “we”), a Delaware corporation formed in 1982, is a long-standing leader in the professional portrait photography of young children and families. At February 5, 2005, we operated 1,021 studios throughout the United States, Canada and Puerto Rico principally under license agreements with Sears, Roebuck and Co. (“Sears”). Our revenues of approximately $281 million in fiscal 2004 position us in the top tier of the estimated $1.2 billion pre-school photography market. Management has determined that the Company operates in one segment offering similar products and services in all locations.

We have provided professional portrait photography for Sears customers since 1959 and have been the only Sears portrait studio operator since 1986. Studios are located in all fifty states, Canada and Puerto Rico. Operations in the United States and Puerto Rico are conducted through the Company’s subsidiaries, Consumer Programs Incorporated and CPI Images, LLC, and a partnership, Texas Portraits, L.P. (owned by Consumer Programs Incorporated and another subsidiary, Consumer Programs Partner, Inc.), pursuant to a license agreement with Sears. Approximately $56.0 million of long-lived assets are used in our domestic operations as of February 5, 2005.

In Canada, we operate 117 Sears Portrait Studios through CPI Corp., which was originally organized under the laws of Ontario and which we reorganized under Nova Scotia law at the end of fiscal 2002. With 2004 sales of $20.7 million, our Canadian studios accounted for 7.4% of our revenues. Long-lived assets employed in the Company’s Canadian operations at February 5, 2005 amounted to $5.1 million.

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

During the second half of 2004, we made a strategic decision to exit both our Mexican and mobile photography businesses which began operating in 2002. This decision was made to allow us to focus on our Sears Portrait Studio business as well as to eliminate the significant operating dilution associated with these businesses. Further financial information on continuing and discontinued operations of the Company appears in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Part II, Item 8, “Financial Statements and Supplementary Data”.

We operate two websites which support and complement our studio operations; searsphotos.com, serves as a vehicle for viewing and sharing portraits (after a portrait session), as well as ordering additional portraits and portrait-related products; searsportrait.com serves as a marketing and information resource conveying details about our products and services, as well as special offers, available in our studios. In 2004, revenues from on-line sales and services were approximately $3.9 million.

The Company’s Products and Services

We offer Sears Portrait Studio customers a wide range of choices. They may select a “package” sitting or a “custom” sitting. The package sitting includes a fixed number of portraits, all of the same pose, for a fixed, relatively low price, and an unlimited number of subjects in the portrait for a session fee of $14.99. Package customers may purchase additional portrait sheets at an additional cost. Mothers of very young children who need a large quantity of portraits often prefer this kind of offer. A custom sitting offers portraits by the sheet, a variety of poses and backgrounds, and an unlimited number of people in the portrait for a session fee of $14.99. Customers who enroll in the Company’s Smile Savers Plan® for a one-time fee of $29.99 pay no sitting or session fees for two years. We designed this plan to promote loyalty and encourage frequent return visits.

After the customer selects a package or custom session and their preferred backgrounds, the photographer captures images of multiple poses. Our Portrait Preview System allows customers to view each image as it is captured and accept or reject each pose while they are still in the camera room. After the image capture portion of the portrait session is completed, the images are transferred to a monitor at a sales table where customers can view each image and order portraits in the sizes they need, as well as other products, such as greeting cards. At the sales table, a studio associate reviews the images captured with the customer and describes product options, such as digitally enhanced products (black and white, sepia, color accents, etc.) and digital portrait collages featuring multiple poses and a customized message. Customers may take the portrait collage home when they leave the studio on the day of the sitting. They may also purchase a full color proof sheet to take home as soon as the sitting is completed. Other products available from the studio are portraits on disk, passport photos and accessories such as frames and photo albums. New products introduced during the second half of 2004 include our Portrait Study (a unique portrait created from artistic glimpses of each pose), Artist Oil Portraits (a portrait featuring beautiful brush strokes and a texture that emulates a canvas oil painting) and Crystal Portraits (portraits laser etched inside high quality crystal creating a 2D image).

In most of our studios, the customer’s order is transmitted electronically to one of our processing facilities in St. Louis, Missouri; Thomaston, Connecticut or Brampton, Ontario, Canada and the film is then shipped to the applicable processing facility. We then complete the customer’s orders to their specifications and return them to the studio for pick-up approximately 2 1/2 weeks after the order. However, in our digital studios (discussed further below), customer orders are either printed immediately in the studio and/or high-resolution images are transmitted electronically to one of our processing facilities in lieu of film for central fulfillment.

Most studios can upload images captured in a Sears Portrait Studio session to our searsphotos.com website. With a code and individualized passwords, our customers can view their images from home, share them via email with friends and family, and place orders online for portraits or portrait-related gifts such as personalized t-shirts, mugs, mouse pads and more.

We are committed to converting a substantial share of our portrait studios to a full digital format in 2005. The Company believes that the effective deployment of digital technology will enable us to elevate the overall customer experience, offer immediate fulfillment of portrait orders in the studio, develop a range of new product and service offerings and drive significant work-flow efficiencies all leading to renewed differentiation in our market segment as well as the ability to tap new customer categories. As of February 5, 2005, we had converted 128 of our domestic studios to a full digital format. Through April 19, 2005, we have now converted a total of 217 domestic studios to our digital format.

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

As of February 5, 2005, the Company operated 864 studios in full-line Sears stores in the United States under a license agreement that runs through December 31, 2008. Under this agreement, we pay Sears a license fee of 15% of total annual net sales for studios located in Sears stores. The agreement defines net sales as gross sales less customer returns, allowances and sales taxes. We provide all studio furniture, equipment, fixtures, leasehold improvements and advertising, and we are responsible for hiring, training and compensating our employees. We have agreed to indemnify Sears against claims arising from our operation of Sears Portrait Studios.

On August 14, 2003, the Company announced the execution of an amendment to its agreement with Sears eliminating the then existing exclusivity provision from that agreement which effectively precluded us from providing other non-Sears portrait studios photography services in the United States. In return for the removal of the exclusivity provision, the Company, upon certain conditions, has agreed to provide Sears with certain commission adjustments (the “Contingent Payments”) through 2008, the remaining term of the current agreement. The Contingent Payments are triggered only if the Company operates more than 24 domestic non-Sears portrait studios and the rate of growth in total contractual commissions paid to Sears by the Company under the pre-existing agreement does not exceed Sears’ same-store revenue growth rate by specified percentages, up to a maximum of 2%. If both of the above mentioned conditions occur, the Contingent Payments are determined by a formula included in the amendment to the agreement, however, in no event shall such payments exceed $2.5 million annually or $7.5 million cumulatively through 2008, the remaining term of the current agreement. No domestic non-Sears portrait studios were opened in 2003 or 2004 and thus no Contingent Payments were made in either year.

As of February 5, 2005, we operated 37 freestanding studios in the United States under the Sears name in locations not within a Sears store. The Company pays Sears a license fee of 7.5% of total annual net sales per studio in these locations. We pay rent and utilities at each of these locations and provide all studio furniture, equipment, fixtures, leasehold improvements and advertising. We are also responsible for hiring, training and compensating our employees. These studios benefit from the use of the Sears name and Sears’ payment for credit card fees and check clearance systems.

All 117 Canadian studios operate under a license agreement with Sears Canada, Inc., a subsidiary of Sears. Until January 1, 2003, an agreement negotiated in 1977 renewed automatically on a year-to-year basis but was terminable by either party on 60 days’ notice. As of January 1, 2003, a three-year agreement, stated in Canadian dollars, governs our Canadian studio operations. The license fee under the former agreement was 15% of total annual net sales through December 31, 2002. For 2003, the license fee was set at the greater of $4.4 million or 13% of the first $30 million of annual net sales and 8% of annual net sales above $30 million. In 2004 and continuing through 2005, the license fee is 13% of the first $30 million annual net sales and 8% for annual net sales greater than $30 million. The Company provides all studio furniture, equipment, fixtures, leasehold improvements and advertising and is responsible for hiring, training and compensating our employees.

During 2004, Sears initiated certain strategic changes in its business that we believe will have a positive impact on our Sears Portrait Studios operations. In September 2004, Sears acquired 50 stores from Kmart Holding

 Corporation (“Kmart”). This acquisition represented a significant step in Sears’ strategy to grow its store base through off-mall expansion. On November 17, 2004, Sears and Kmart announced a definitive merger agreement that would combine Sears and Kmart into a major new retail company named Sears Holdings Corporation (“Holdings”). Shareholders of both Kmart and Sears approved the merger on March 24, 2005. Holdings, now the nation’s third largest retailer, has combined sales of approximately $55 billion in annual revenues, 2,350 full-line and off-mall stores, and 1,100 specialty retail stores in the United States.

In February 2005, primarily as a result of the Kmart store acquisition discussed above, Sears announced the launch of a new, mid-sized off-mall format — Sears Essentials — to offer products integral to home and family life, such as appliances, lawn and garden, tools, home electronics, apparel and home fashions as well as convenience items such as health and beauty, pantry, household and paper products, pet supplies and toys. The first 25 Sears Essentials stores, all of which are part of the pre-merger acquisition from Kmart, are scheduled to open in spring 2005.

We have been asked by Sears to open portrait studios in 16 of the first 25 Sears Essential stores and expect to open an additional 20 studios in the remaining 25 Kmart stores acquired by Sears before the merger. In addition, Holdings have recently announced plans to convert approximately 400 existing Kmart locations to the Sears Essential format over the next three years. As a result, we now expect opening potentially in excess of 70 brand new portrait studios in planned Sears Essential stores in fiscal 2005. These studios, generally occupying a smaller footprint and containing only one camera room, will be fully digital from inception. We believe that this planned growth in Sears Essential stores will provide CPI with the opportunity for significant growth in its existing portrait studio count.

Under the terms of our existing license agreement with Sears in the United States, Sears is under no contractual obligation to invite us to open portrait studios in new Sears Essential stores or any other new Sears stores. However, as discussed above, they have done so in a number of their planned new stores and based on ongoing discussions with their representatives and our recent experience, we expect to open portrait studios in 70 or more planned Sears Essential stores in 2005. Once we do establish a portrait studio in a new Sears store, that studio is then governed by the terms of our existing license agreement.

While Sears has not indicated to us any specific intentions to close a significant number of its existing full-line, mall-based stores that contain our portrait studios, there can be no assurance that some such closures may not occur in the future thus resulting in the concurrent closure of some of our existing portrait studios. The closure of a significant number of Sears full-line, mall-based stores that result in the closing of related portrait studios, to the extent such closures are not offset by openings of portrait studios in new Sears Essential stores could have an adverse impact on the Company’s operations.

Industry Background and Competition

Through our relationship with Sears, we have been at the forefront of developing the now highly competitive professional portrait photography market. Although our primary portrait subjects are pre-school children, we also attract families, school-age children and adults. During the 1990’s, the mass-market professional portrait studio industry became intensely competitive in the United States as the number of permanent studios grew from an estimated 2,555 (including 867 Sears Portrait Studios) in 1990 to a peak of approximately 4,805 (including 902 Sears Portrait Studios) in 1996. As of February 5, 2005, we estimate that there were approximately 4,578 permanent studios in operation in the United States.

The rapid expansion of the marketplace was accompanied by highly promotional offers featuring large packages of portraits for a small, fixed price. We responded initially with promotional pricing to maintain market share and shortly thereafter with technological advances and an aggressive studio expansion and remodeling program in an effort to distinguish our products and services. By the end of the 1990s, we had invested approximately $150 million to rollout new technology-based products system wide and to remodel and expand more than 600 studios in the U.S. from an average of 800 square feet to approximately 1,400 square feet. Studios operated by competitors range from one camera room with a small waiting and sales area to more spacious locations with multiple camera rooms and sales areas, such as ours.

There are presently five major participants in the preschool portrait segment of the industry. In addition to CPI, the largest players in our industry are PCA, which operates studios principally in Wal-Mart stores, LifeTouch, which provides portrait studio services principally in J.C. Penney and Target stores, Olan Mills, which operates studios in Kmart as well as freestanding locations, and Picture People (owned by Hallmark) which operates independent mall-based locations. Independent photographers compose most of the balance of the competition though several all-digital portrait providers have recently entered into the industry as well.

Industry players compete generally on the basis of price, service, quality, location, product mix and convenience (including the immediate fulfillment of finished portraits at the time of the portrait sitting). Many competitors focus heavily on price and commonly feature large portrait packages at aggressive, low prices in weekly mass marketing campaigns. Some of these same competitors have additionally eliminated charges for the portrait capture (generally characterized as a sitting or session fee. Except for targeted promotions to new mothers, we have not followed this practice because we believe a sitting fee is justified by the professionalism of our photographers, the quality of our equipment, and our overall studio environment. Furthermore, while our products and services are competitively priced, they are not the lowest priced in the industry. Other competitors, notably Picture People, have emphasized convenience and experience over price and, especially, the immediate fulfillment of orders in the studio as opposed to the long lead times of central lab fulfillment.

The industry is in the midst of a major transformation today wrought by significant advances in digital photographic technology. New digital technologies, among other things, have made it possible to capture, manipulate, store and print high-resolution digital images in a distributed, decentralized environment. These evolving capabilities have required that industry incumbents review and adjust their business models and have also encouraged a number of new digital entrants to enter our marketplace. Likewise, the proliferation of amateur digital photography appears to be making customers more discerning and demanding and may possibly be impacting overall portrait activity/frequency.

Seasonality and Inflation

Our business is highly seasonal, with the largest volume occurring in the fourth fiscal quarter, between Thanksgiving and Christmas. For fiscal years 2004, 2003 and 2002, fourth quarter sales accounted for 35%, 34% and 36%, respectively, of total net sales for the year. In addition, in each of the last three fiscal years all of the net earnings for the year were generated in the fourth fiscal quarter. The timing of Easter, another seasonally important time for portraiture sales, has a significant impact on the timing of recognition of sales revenues between the Company’s first and second fiscal quarters. Most of the Company’s Easter-related sales in 2004 and 2003, earlier Easters, were recognized as revenues, in accordance with the Company’s revenue recognition policies reflected in Note 1 in the accompanying Notes to Consolidated Financial Statements, in the first fiscal quarter while such sales in 2002, a late Easter, were principally recognized in the second fiscal quarter.

The moderate rate of inflation over the past three years has not had a significant effect on the Company’s revenues and profitability.

Suppliers

To ensure consistent, high quality finished portraits, we purchase photographic paper, film and portrait processing chemistry from three major manufacturers. Eastman Kodak provides photographic paper and film for all Sears Portrait Studios pursuant to an agreement in effect through December 31, 2005. Dye sublimation paper used for proof sheets, portrait collages and full portrait orders delivered at the end of a sitting in certain of our full digital studios is provided by Sony, and we purchase portrait processing and finishing chemistry from Fuji-Hunt. We purchase camera and lens components, monitors, computers, printers and other equipment and materials from a number of leading suppliers.

Historically, with the exception of certain replacement parts for equipment utilized in our studios further discussed below, we have not encountered difficulty in obtaining equipment and materials in the quantity and quality we require and we do not anticipate any problems in obtaining our requirements in the future. We enjoy good relationships with our vendors.

In 2003 and 2002, and to a lesser extent in 2004 following our U.S. studio computer hardware and printer upgrade, aging equipment in our studios created difficulties both repairing and acquiring replacement parts. Although the above-mentioned studio hardware upgrade alleviated problems with computers and printers, our film cameras remain a support challenge as replacement parts are scarce and outside maintenance resources are nonexistent. We have, therefore, internalized most all repairs for our film cameras and have built an internal knowledge base and repair capability to support our studio equipment. These challenges are naturally abating as we progress with our digital rollout plans; retirements of analog studio equipment have added to our store of replacement parts, and the increasing shift toward digital is gradually reducing our reliance on aging equipment. The first step in that process was the studio computer hardware and printer upgrade completed in 2004 followed by the conversion of 128 of our studios to full digital format. Our plans call for us to convert substantially all of the remainder of our studios to full digital format in 2005.

In conjunction with the conversion of the initial studios to full digital format as well as for our remaining planned conversions, we have utilized the software of a single vendor for our studio photography and manufacturing fulfillment digital systems. Our contract with our software vendor allows CPI to scale the use of the software as necessary to support all of our current and prospective studios and labs. We are actively working with the vendor to adapt it’s manufacturing software to meet our volume and workflow requirements. Any material delay in effectively adapting the vendor’s software to our manufacturing environment, coupled with a failure to identify and implement alternative solutions, could have an adverse effect upon the operations of the business.

Intellectual Property

We own certain registered service marks and trademarks, including Portrait Creations® and Smile Savers Plan®, which have been registered with the United States Patent and Trademark Office. Our rights to these trademarks in conjunction with our operation of Sears Portrait Studios will continue as long as we comply with the usage, filing and other legal requirements relating to the renewal of trademarks.

The Company’s Employees

As of February 5, 2005, we had approximately 8,800 employees, including approximately 6,100 part-time and temporary employees.

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

Item 2. Properties The following table sets forth certain information concerning the Company’s principal facilities:

	APPROXIMATE AREA IN		OWNERSHIP
LOCATION	SQUARE FEET	PRIMARY USES	OR LEASE

St. Louis, Missouri	270,000	Administration and Photo processing	Owned
St. Louis, Missouri	155,000	Parking Lots	Owned
St. Louis, Missouri	57,574	Warehousing	Leased (1)
St. Louis, Missouri	16,000	Warehousing	Leased (2)
Brampton, Ontario	40,000	Administration, Warehousing and	Owned
		Photo processing
Las Vegas, Nevada	21,922	Former Photo processing	Leased (3)
Thomaston,
Connecticut	25,000	Administration and Photo processing	Owned

(1)	Lease term expires on June 30, 2008

(2)	Lease term expires on October 31, 2005

(3)	Lease term expires on May 31, 2005 - closed facility January 2003

As of February 5, 2005, the Company operated 864 portrait studios in Sears stores in the United States pursuant to the license agreements with Sears and 117 studios in Canada under a separate license agreement with Sears Canada, Inc. The Company pays Sears a license fee based on total annual net sales. This license fee covers the Company’s use of space in the Sears stores, the use of Sears’ name and related intellectual property, and all services provided by Sears. No separate amounts are paid to Sears expressly for the use of space. The Company operates 40 portrait studios in shopping centers that do not have Sears stores, which are generally leased for at least three years with some having renewal options. See Part I, Item 1. “BUSINESS, The Company’s Relationship with Sears” for more information on the Sears license agreements.

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

Item 4.        Submission of Matters to a Vote of Security Holders

No matters were submitted to stockholders for a vote during the fourth quarter of fiscal year 2004.

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Common Stock

Price Range of Common Stock and Dividends

Since April 17, 1989, the Company’s common stock has been traded on the New York Stock Exchange under the symbol CPY.

The following tables set forth the high and low sales prices of the common stock reported by the New York Stock Exchange and the dividends declared for each full quarterly period during the Company’s last two fiscal years.

FISCAL YEAR 2004
(ending February 5, 2005)	HIGH	LOW	DIVIDEND

First Quarter	$22.25	$15.34	$0.16
Second Quarter	16.15	12.89	0.16
Third Quarter	13.42	11.40	0.16
Fourth Quarter	15.61	13.24	0.16

FISCAL YEAR 2003
(ending February 7, 2004)	HIGH	LOW	DIVIDEND

First Quarter	$13.65	$12.18	$0.14
Second Quarter	18.70	11.69	0.14
Third Quarter	22.95	15.13	0.16
Fourth Quarter	23.29	20.21	0.16

Shareholders of Record

As of April 19, 2005, the market price of the Company’s common stock was $16.62 per share with 7,793,236 shares outstanding and 1,541 holders of record.

Dividends

The Company intends, from time to time, to pay cash dividends on its common stock, as its Board of Directors deems appropriate, after consideration of the Company’s operating results, financial condition, cash requirements, restrictions imposed by credit agreements, general business conditions and such other factors as the Board of Directors deems relevant.

Item 6. Selected Consolidated Financial Data

thousands except per share data

The summary historical consolidated financial data as of and for each of the fiscal years in the five-year period ended February 5, 2005 set forth below have been derived from the Company’s audited consolidated financial statements.  The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and the consolidated financial statements and related notes included herein.

	2004		2003	2002	2001	2000

STATEMENT OF OPERATIONS (2) (3) (4)
Net sales		$281,865	$299,044	$308,625	$319,168	319,973
Cost of sales		36,899	40,070	40,618	43,280	39,290
Selling, general and administrative expenses		219,367	227,238	228,456	233,794	229,215
Depreciation and amortization		16,391	16,806	20,056	23,743	24,402
Other charges and impairments (1)		15,679	5,515	6,042	5,640	175

(Loss) income from operations		(6,471)	9,415	13,453	12,711	26,891
Interest expense, net		954	1,240	1,569	2,451	2,854
Impairment and related obligations of preferred
security interest (1)		9,789	—	—	—	—
Other income, net (5)		263	850	111	303	78
Income taxes (benefit) expense		(2,189)	3,183	4,212	3,540	8,278

(Loss) income from continuing operations before
cumulative effect of change in accounting principle		(14,762)	5,842	7,783	7,023	15,837
Cumulative effect of change in accounting principle		—	—	—	—	(10,219)
Net loss from discontinued operations (2) (3) (4)		(3,746)	(4,624)	(1,243)	(482)	(5,088)

Net (loss) earnings		$(18,508)	$1,218	$6,540	$6,541	$530

SHARE AND PER SHARE DATA (2) (3) (4)
Net (loss) earnings from continuing operations - diluted (7)	$	((1.87)	$0.72	$0.96	$0.88	$1.96
Net (loss) earnings from continuing operations - basic (7)		(1.87)	0.72	0.97	0.90	2.02
Net (loss) earnings - diluted		(2.35)	0.15	0.80	0.82	0.06
Net (loss) earnings - basic		(2.35)	0.15	0.81	0.84	0.07

Dividends		$0.64	$0.60	$0.56	$0.56	$0.56
Average shares outstanding - diluted		7,888	8,148	8,086	7,939	8,075
Average shares outstanding - basic		7,888	8,082	8,040	7,841	7,861
CASH FLOW DATA
Net cash provided by operating activities
(continuing operations only)		$16,408	$32,118	$29,386	$29,269	$42,240
Net cash used in investing activities		$(6,626)	$(18,199)	$(6,244)	$(12,936)	$(19,250)
Net cash used in financing activities (7)		$(24,758)	$(13,929)	$(10,644)	$(7,486)	$(31,723)

Capital expenditures (10)		$15,401	$22,764	$8,991	$14,964	$11,753
13

Item 6. Selected Consolidated Financial Data (continued) thousands

	2004	2003	2002	2001	2000

BALANCE SHEET (2) (3) (4)
Cash and cash equivalents	$33,883	$51,011	$57,922	$46,555	$38,820
Current assets	73,949	93,215	96,522	82,804	75,570
Net fixed assets	41,658	52,735	47,502	63,708	72,603
Net assets of discontinued operations	—	—	—	—	16,011
Assets of business transferred under
contractual arrangements (8)	—	8,975	10,041	11,587	—
Assets of supplemental retirement plan (9)	6,141	11,491	13,761	14,406	14,677
Other assets	13,352	2,052	11,464	9,056	6,050
Total assets	135,100	168,468	179,290	181,561	184,911
Current liabilities	71,761	68,799	66,490	65,982	67,356
Other liabilities	23,403	22,254	24,501	16,896	16,277
Long-term debt, less current maturities	17,050	25,589	34,116	42,639	51,142
Stockholders’ equity (7)	$22,886	$51,826	$54,183	$56,044	$50,136
14

Item 6. Selected Consolidated Financial Data (continued) thousands

(1) Other charges and impairments:	2004	2003	2002	2001	2000

Recorded as a component of income (loss) from operations:
Accruals related to accelerated vesting of	$3,656	$—	$—	$—	$—
supplemental retirement plan benefits
and guaranteed bonuses for 2004 (a)
Impairment charges (b)	6,516	—	4,171	—	—
Reserves for severance and related costs (c )	3,430	1,346	889	5,640	175
Pension plan curtailment (d)	—	2,385	—	—	—
Consent solicitation costs (e)	816	1,663	—	—	—
Production facility closure (f)	—	121	982	—	—
Contract terminations and settlements (g)	1,261	—	—	—	—

	15,679	5,515	6,042	5,640	175
Recorded as a component of other expense following income
(loss) from operations:
Impairment and related obligations of preferred security interest (h)	9,789	—	—	—	—

Total other charges and impairments	$25,468	$5,515	$6,042	$5,640	$175

(a)	Consists of costs related to accelerated vesting of executive benefits and bonuses.

(b)	Consists of write-offs and write-downs of certain previously capitalized technology costs.

(c)	Consists of principally of expenses and related costs for employee severance and retirement.

(d)	Consists of the charge related to the freeze of future benefit accruals under the pension plan.

(e)	Consists of professional fees relative to the proxy consent solicitation.

(f)	Consists of expenses related to employee severance and retirement, asset abandonment write-offs and a remaining lease obligation accrual.

(g)	Consists of expenses related to non-refundable loan commitment fees as well as charges related to early contract terminations and settlements with certain of the Company’s vendors and consultants.

(h)
In 2004, the Company recorded a $7.7 million valuation reserve against the carrying value of its preferred security interest and accrued lease liability obligations relating to its lease guarantees on certain of Prints Plus’ retail stores.

(2)
In 2004, the Company classified its mobile photography operations and the Mexican Portrait Studio business as discontinued operations and reclassified the prior years’ consolidated financial statements to reflect this change.

(3)	In 2002, the Company classified its former Technology Development segment as a discontinued operation and reclassified the prior years’ consolidated financial statements to reflect this change.

(4)	In 1999, the Company classified the Wall Decor segment as a discontinued operation and reclassified the prior years’ consolidated financial statements to reflect this change.

(5)	In 2001and 2000, the Company, recognized $218,000 in income and $145,000 in expenses, respectively, in other income (expense), net related to the termination of a merger agreement.

(6)
In 2003, the Company recognized $503,000 in other income related to a liquidating distribution of the Company’s membership interest in General American Life Insurance Co. (“GA”) when GA’s stock was sold to MetLife and $118,000 in other income related to death benefits received from a company owned life insurance policy on a former executive.

Item 6. Selected Consolidated Financial Data (continued)

(7)
The Company recorded the repurchase of 406,780 shares of common stock for $6.0 million in 2004, 54,200 shares of common stock for $935,000 in 2003, and 1,211,124 shares of common stock for $28.3 million in 2000.

(8)
Assets of business transferred under contractual arrangements resulted from the sale of the discontinued Wall Décor operation. As a result of the deteriorating financial performance of Prints Plus and its subsequent bankruptcy declaration, certain assets related to the Company’s preferred security interest in Prints Plus totaling $7.5 million were written off during the Company’s third quarter and the Company’s revolving line of credit to Prints Plus was repaid  in full and then terminated in the Company’s fourth fiscal quarter.

(9)	Represents a benefit trust established in 2000 to fund supplemental retirement benefits for certain current and former executives.

(10)	2003 includes $7.3 million representing an accrued commitment for computer equipment and peripherals that were purchased in the fourth quarter of 2003 and paid for in 2004.
16

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide the reader of the financial statements with a narrative on the Company’s results of operations, financial position and liquidity, significant accounting policies and critical estimates, and the future impact of accounting standards that have been issued but are not yet effective. Management’s Discussion and Analysis is presented in the following sections: Executive Overview; Results of Operations; Liquidity and Capital Resources; and Accounting Pronouncements and Policies. You should read Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the consolidated financial statements and related notes thereto contained elsewhere in this document.

Unless otherwise noted, 2004 and 2002 results reflect a 52-week period while 2003 results reflect a 53-week period. All references to earnings per share relate to diluted earnings per common share.

EXECUTIVE OVERVIEW

The Company’s Operations

CPI Corp. is a long-standing leader, based on sittings and related revenues, in the professional portrait photography of young children and families. From the single studio opened by its predecessor company in 1942, we have grown to 1,021 studios throughout the United States, Canada and Puerto Rico principally under license agreements with Sears. We have provided professional portrait photography for Sears customers since 1959 and have been the only Sears portrait studio operator since 1986.

As of the end of the last three fiscal years, the Company’s studio counts were:

	2004	2003	2002

United States and Puerto Rico:
Within full-line Sears stores	864	854	857
Locations not within Sears stores	40	48	49
Canada	117	119	120

Total	1,021	1,021	1,026

During 2004, the Company converted 128 of its U.S. studios to a full digital format. These locations marked the beginning of a plan to transition a substantial share of our studios to full digital technology in 2005.

Competitive Factors/Trends/Challenges

As previously discussed, the mass-market professional studio industry is facing challenging and difficult industry conditions. These include relatively stagnant growth, industry sitting declines, heavy promotional activity, the proliferation of Wal-Mart studios with convenient locations and aggressively-priced portrait package offers, the emergence of competitors (notably Picture People) with perceived differentiation and offering immediate fulfillment of portrait orders, and the rapid evolution of both amateur and professional digital technology.

The competitive and other external factors cited above, coupled with the likely less than optimal experience that certain of our customers have experienced over the past several years due to technology and support challenges caused in part by an aging studio infrastructure and certain other operational issues, have resulted in a declining sittings trend in our Sears Portrait Studios. Our sittings volumes declined by nearly 20% from 2002 to 2004. Although a portion of the sittings decline has been offset by increases in our average customer sales, overall net sales over the same time period have declined from $308.6 million in 2002 to $281.9 million in 2004.

On March 24, 2004, the Knightspoint Group successfully completed their consent solicitation resulting in, among other things, the replacement of all but two of the Company’s then-existing directors with the slate proposed by the Knightspoint Group. Shortly thereafter, the Company’s new Board conducted a comprehensive review of the Company’s operations and competitive position and formulated a range of new operating initiatives for the Company. As a result of that review, the Company has taken the following actions, among others, in an effort to improve operations, increase customer satisfaction and retention and reverse the declining trend in sales:

•	Exited the Mexican and mobile photography businesses that were draining scarce managerial and financial resources from the core Sears Portrait Studio business.

•
Terminated a major internal software development project intended to be the foundation for the Company’s ultimate transition to a digital format and instead pursued outsourcing options with third-party vendors.

•	Upgraded computer hardware in all U.S. studios, improving the performance of legacy DOS-based systems while preparing the way for a transition to digital.

•	Restored coverage, training and retention hours in the studios that had been reduced in 2003 in response to declining sales.

•	Raised prices and tapped more efficient advertising vehicles.

•	Introduced several new products that contributed approximately $1 million in busy season sales.

•	Converted 128 of our U.S. studios to full digital format prior to the 2004 busy season.

We believe the foregoing initiatives have already begun to show tangible benefits. Late in the third quarter of 2004, we experienced a partial reversal in the negative sales trend we experienced in the first half of the year and which had continued into the early part of the third quarter. In the fourth quarter, on a comparable week basis, the positive sales trend continued.

Our plan of action for 2005 is to:

•	Convert most of our portrait studios to a full digital format.

•
Leverage digital technology to provide customers greater variety in posing and effects, speedier (including same-day) fulfillment of portrait orders, a range of new product and service options, and an improved overall experience.

•	Transform our overall marketing strategy to expand our target market and focus our message/offers on quality, service and value rather than price.

•	Implement various field initiatives to drive improvement in quality, service, productivity and customer retention.
18

RESULTS OF OPERATIONS A summary of consolidated results of operations and key statistics follows:

thousands, except share and per share data	2004	2003	2002

Net sales	$281,865	$299,044	$308,625
Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	36,899	40,070	40,618
Cost of sales as a percentage of net sales	13.1%	13.4%	13.2%
Gross margin as a percentage of net sales	86.9%	86.6%	86.8%
Selling, general and administrative expenses	219,367	227,238	228,456
Selling, general and administrative expenses as a percentage of net sales	77.8%	76.0%	74.0%
Depreciation and amortization	16,391	16,806	20,056
Other charges and impairments	15,679	5,515	6,042

	288,336	289,629	295,172

(Loss) income from continuing operations	(6,471)	9,415	13,453
Interest expense	2,180	2,949	3,578
Interest income	1,226	1,709	2,009
Impairment and related obligations of preferred security interest	9,789	—	—
Other income, net	263	850	111

(Loss) earnings from continuing operations before income tax expense	(16,951)	9,025	11,995
Income tax (benefit) expense	(2,189)	3,183	4,212

Net (loss) earnings from continuing operations	(14,762)	5,842	7,783
Net loss from discontinued operations, net of income tax benefit of $2,201, $2,518 and $656, respectively	(3,746)	(4,624)	(1,243)

NET (LOSS) EARNINGS	$(18,508)	$1,218	$6,540

Net (loss) earnings per share - diluted	$(2.35)	$0.15	$0.80

Net sales totaled $281.9 million, $299.0 million and $308.6 million in 2004, 2003 and 2002, respectively.

•
Net sales in 2004 declined $17.1 million, or 6% to $281.9 million compared to the $299.0 million reported in 2003. This decline in sales is attributable to a continued decline in customer sittings and the absence of the additional week of sales that was reported in 2003, a 53-week fiscal year, both partially offset by an increase in the average sales per customer sitting. Average sales per customer sitting in 2004 increased approximately 5% while customer sittings declined 11% both compared to the 2003 fiscal year.

The Company experienced a nearly 12% sales decline during the first half of 2004 based on both sittings and average sale declines. Through the first half of 2004, the average sale per customer sitting was down 4% compared to the first half of 2003 due largely to increased discounting of offers in response to competitive pressures. The negative first half average sales trend was totally reversed in the third quarter of 2004 when for that quarter the Company reported average sales per customer sitting increased 6% compared to the comparable quarter in 2003. As a result, the Company’s negative sales trend moderated to just over a 2% decline. During the fourth quarter of 2004, the Company benefited from an approximate 14% increase in its average sale per customer sitting.

The Company believes that the reversal in the negative sales trends experienced since late 2003 is largely attributable to the impact of the following initiatives undertaken throughout the year and continuing.

•
The implementation of a significant computer hardware and printer upgrade in all of our U.S. studios which improved the performance of our legacy systems while laying the foundation for a transition to digital.

•
The successful conversion of 128 of our studios to full digital format prior to the start of the fourth quarter busy season. These studios significantly outperformed the analog film studios in the fourth quarter and continue to do so to date.

•	The restoration of coverage and training hours to our studios that had been significantly reduced in the fiscal 2003 fourth quarter in response to then-declining sales trends.

•	The effectuation of offer changes and targeted price increases as well as the increased utilization of more efficient advertising vehicles.

•	The introduction of new products contributing in excess of $1 million in fourth quarter sales.

•
Net sales in 2003 were $299.0 million, representing a 3% decrease from the $308.6 million reported in 2002, despite the benefit received from the 53rd week. The 53rd week favorably impacted net sales in 2003 by approximately $3.6 million. The decline in revenues was primarily due to a reduced number of sittings within the Sears Portrait Studios partially offset by an increase in the average sales per customer sitting. In 2003, sittings were down 8% from the sittings generated in 2002. The average sale per customer in 2003 was 5% higher than the average realized in 2002.

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

Costs and expenses were $288.3 million in 2004, compared with $289.6 million in 2003 and $295.2 million in 2002.

•
Cost of sales, excluding depreciation and amortization expense, as a percentage of net sales was 13.1% in 2004, compared to 13.4% in 2003 and 13.2% in 2002. Correspondingly, gross margin rates were 86.9% in 2004, 86.6% in 2003 and 86.8% in 2002.

The decrease in cost of sales from 2003 to 2004 is primarily the result of reduced levels of sittings and productivity improvements generated from improved manufacturing processes surrounding the second year of production of digitally enhanced products. The decreases were partially offset by markdowns on merchandise sales of frames and accessories in an effort to clear older inventory, higher effective media costs associated both with new digital studios as well as inefficiencies related to start-up operations of new digital printers in the analog studios and the reversal in the third quarter of 2003 of a previously-accrued liability more fully discussed in the following paragraph.

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

•
Selling, general and administrative expenses were $219.4 million, $227.2 million and $228.5 million for fiscal years 2004, 2003 and 2002, respectively. As a percentage of sales, these expenses were 77.8% in 2004, 76.0% in 2003 and 74.0% in 2002.

The $7.8 million decrease in selling, general and administrative costs is principally the result of $3.3 million in planned net reductions in advertising costs, lower corporate employment costs of $1.1 million, and $6.3 million of net decreases in various other categories of expenses such as travel and meetings, studio supplies, and postage and freight. These decreases were partially offset by net increases in studio employment costs of $621,000 related to the broad restoration of coverage and training hours as well as the startup operation of digital studios, costs and inefficiencies associated both the Company’s digital conversion efforts as well as with the implementation of the system-wide studio hardware upgrade project, increases of $1.7 million in health insurance costs and approximately $600,000 in costs related to professional services incurred in conjunction with the first year of required internal control reporting under Section 404 of the Sarbanes-Oxley Act.

The decline in advertising expenses resulted from a comprehensive evaluation of the productivity of the various vehicles utilized, the result of which was the elimination of high-cost, low productivity vehicles and reinvestment in more cost-effective vehicles that are anticipated to also be more productive and targeted. The decline in corporate employment costs resulted from the executive and other corporate staff reductions that took place principally in the first and second quarters of 2004. The net decreases in the various other categories mentioned above resulted from the Company’s ongoing cost reduction initiatives. The increase in studio employment costs resulted from a strategic decision to restore coverage, training and retention hours in the studio, especially in the second half of 2004 that had been substantially reduced in the second half of 2003 in response to the declining sales environment.

The $1.2 million decrease in 2003 from 2002 was primarily the result of $3.3 million in savings from reduced advertising expense and a $1.4 million decrease in commissions due to lower sales volumes. In addition, during the third and fourth quarters of 2003, reductions in studio employment costs of $1.4 million substantially offset comparable increases in such amounts in the first two quarters of 2003. The reductions in the third and fourth quarters of 2003 were the result of the Company’s response to bring studio employment costs as a percentage of sales back into line with the lower level of sales than originally planned. These savings more than offset 2003 increases compared to the prior year in studio supplies and telephone expense, travel and meeting costs and pension expense of $1.4 million, $1.1 million and $1.0 million, respectively.

•
Depreciation and amortization was $16.4 million in 2004, compared to $16.8 million in 2003 and $20.1 million in 2002. The slight net decrease in depreciation expense between 2003 and 2004 resulted from certain assets becoming fully depreciated in 2003, partially offset by increased depreciation charges related to increased levels of capital spending in 2003 and continuing in 2004. The decrease in depreciation expense between 2002 and 2003 was primarily the result of photographic equipment placed in to service in 1993 and 1994 becoming fully depreciated in 2002.

•
Other charges and impairments reflect costs incurred from strategic actions implemented by the Company to restructure its operations, costs that are unpredictable and atypical of the Company’s operations and additional charges due to asset impairments. The actions taken over the past three years are as follows:

thousands	2004	2003	2002

Recorded as a Component of Income (Loss) From Operations:
Accruals related to accelerated vesting of supplemental retirement plan benefits and guaranteed bonuses for 2004	$3,656	$—	$—
Impairment charges	6,516	—	4,171
Reserves for severance and related costs	3,430	1,346	889
Pension plan curtailment	—	2,385	—
Consent solicitation costs	816	1,663	—
Production facility closure	—	121	982
Contract terminations and settlements	1,261	—	—

	15,679	5,515	6,042
Recorded as a Component of Other Expense Following Income (Loss) From Operations:
Impairment and related obligations of preferred security interest	9,789	—	—

Total Other Charges and Impairments	$25,468	$5,515	$6,042

•	Accelerated Vesting of Supplemental Retirement Plan Benefits and Guaranteed Bonuses for 2004

In the first quarter of 2004, change of control provisions in executive employment contracts were triggered as a result of the change in the composition of the Company’s Board of Directors resulting from the completion of the consent solicitation, which is more fully discussed in Note 3 in the accompanying Notes to Consolidated Financial Statements. As a result, the Company accrued $3.3 million in the first quarter related to the accelerated vesting of executives’ benefits covered by the Company’s supplemental retirement plan and $318,000 in 2004 related to guaranteed bonuses provided for in employment contracts for those covered executives whose employment continues with the Company.

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

In the third quarter of 2002, as part of the reorganization activities associated with exiting the Company’s Technology Development segment, as more fully discussed in Note 4 in the accompanying Notes to Consolidated Financial Statements, certain strategic technology decisions were made that either reduced or eliminated the future utility of certain historic capitalized technology development costs necessitating a write-down or write-off of these costs, thus resulting in a charge of $4.2 million. The impacted development activities included a proprietary digital camera development project ($2.9 million, including $2.5 million in equipment costs), a digital manufacturing system ($445,000) and, a portion of the store automation system platform ($863,000). In the case of both the digital camera project and the digital manufacturing system, the Company has made the decision to prospectively utilize commercially available cameras and digital manufacturing software. The Company’s change in technology direction and its decision to no longer pursue the sale of technology services to third parties resulted in the need to write-off a portion of its store automation system capitalized software code.

•	Reserves for Severance and Related Costs

In 2004, the Company established reserves in the amount of $3.0 million for severance and related costs consisting principally of potential benefits related to severance pay and supplemental retirement plan costs associated with the dismissal of certain executives. In the second quarter of 2004 and during the fourth quarters of 2003 and 2002, a number of support positions in the Company’s corporate headquarters were eliminated resulting in employee severance accruals of approximately $457,000, $687,000 and $509,000, respectively.

During the fourth quarter of 2003 and the third quarter of 2002, the Company recognized $659,000 and $380,000, respectively, in expense consisting principally of severance pay and supplemental retirement plan benefits related to the early retirement of senior executives.

•	Pension Plan Curtailment

During 2003, the Company completed a comprehensive analysis of its retirement plan practices and their projected costs, especially as they compare to other retail industries. As a result of the analysis, on February 3, 2004 the Company implemented a freeze of future benefit accruals related to its Retirement Plan effective April 1, 2004, except for those employees with ten years of service and who have attained age 50 who were grandfathered and whose benefits will continue to accrue. The Company incurred a charge of $2.4 million related to the pension plan curtailment.

•	Consent Solicitation Costs

During the second half of 2003 and the first quarter of 2004, the Company incurred $1.7 million and $816,000, respectively, of professional services costs related to the then ongoing consent solicitation. Included in the 2004 costs was $152,000 of total consent-related costs incurred by the Knightspoint Group, which the Company has reimbursed.

•	Production Facility Closure

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

•	Contract Termination and Settlements

In March 2004, prior to the change of control, the Company received a lending commitment related to the proposed refinancing of its then-existing debt structure. In exchange for that commitment, the Company paid a $200,000 non-refundable loan commitment fee. Subsequent to the receipt of the commitment and prior to its funding, the consent solicitation was completed resulting in the installation of a new Board of Directors and the lending commitment expired, necessitating the write-off of the previously capitalized non-refundable fee during the first quarter of 2004. In November 2004, the Company received a subsequent lending commitment to refinance its existing debt structure that was withdrawn by the lender requiring the write-off of the $100,000 non-refundable commitment fee paid to the lender at the time of the commitment.

During 2004, the Company recorded $961,000 of charges related to early contract terminations and settlements with certain of the Company’s vendors and consultants as a result of strategic decisions to modify such relationships. Included in this amount is an accrual relating to the potential settlement of a compensation claim by a former consultant to the Company. This former consultant is a relative of the Company’s Chairman of the Board.

•	Impairment and Related Obligations of Preferred Security Interest

The impairment and related obligations of preferred security interest represents charges recorded in the third quarter of 2004 related to an investment in and operating lease guarantees associated with the Company’s former Wall Décor Segment, Prints Plus, totaling $9.8 million. These charges were necessitated by the significant deteriorating financial performance of Prints Plus during the third quarter of 2004 and are more fully discussed in the section of Management’s Discussion and Analysis entitled “Future Cash Flows” which follows.

•
Interest expense was $2.2 million in 2004, compared to $2.9 million in 2003 and $3.6 million in 2002. The reduction in interest expense is the result of scheduled principal payments of $8.5 million made annually in June of each year on the Company’s Senior Notes. The principal due on these notes at the end of 2004 was $25.7 million down from $34.2 million and 42.7 million in 2003 and 2002, respectively.

•
Interest income was $1.2 million in 2004, as compared to $1.7 million in 2003 and $2.0 million in 2002. The decrease in interest income in 2004 compared to 2003 is primarily due to lower average invested cash balances and the absence of interest income on an income tax refund received and recorded in 2003, partially offset by the impact of slightly higher interest rates earned on average invested cash balances. The decrease in interest income in 2003 compared to 2002 is principally due to the substantial declines in interest rates during 2003 as well as slightly decreased average cash balances during the year.

•
The income tax benefit on losses from continuing operations totaled $2.2 million in 2004. The provision for income taxes from continuing operations in 2003 and 2002 totaled $3.2 million and $4.2 million, respectively. These benefits/provisions resulted in effective tax rates of 12.9% in 2004, 35.3% in 2003 and 35.1% in 2002.

The difference in the 2004 effective income tax rate resulted in a lower income tax benefit due to the recording of the valuation allowance on the Company’s foreign tax credit and capital loss carry forwards, the tax effects of the Company’s foreign operations and the realignment of the Company’s officer life insurance program. These benefit reductions were partially offset by an increased current provision relating to an assessment of taxes on prior years resulting from an Internal Revenue Service exam.

•
Net losses from discontinued operations were $3.7 million in 2004, $4.6 million in 2003 and $1.2 million in 2002. These discontinued operations relate to the Company’s previously existing Mexican and mobile photography operations and Technology Development segment and are further discussed below.

During the second quarter of 2004, the Company’s recently reconstituted Board of Directors made a strategic decision to exit both the Mexican and mobile photography operations which began operations in 2002. This decision was made to allow the Company to enhance focus on the core Sears Portrait Studios business as well as to eliminate the ongoing operating dilution associated with these businesses. The Company executed and completed its plan to exit both its Mexican and mobile photography operations during the second quarter of 2004 and recorded the year-to-date combined losses on the operations of its Mexican and mobile operations, including the loss on disposition, net of tax, of $3.7 million, as a separate component after net loss from continuing operations. The prior years’ operating activities for these operations have been reclassified to discontinued operations in the accompanying Consolidated Statements of Operations. The $3.7 million loss in 2004 compares to a $4.6 million loss from such operations in 2003 and $149,000 in 2002.

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

LIQUIDITY AND CAPITAL RESOURCES The following table presents a summary of our cash flows for each of the last three fiscal years:

thousands	2004	2003	2002

Net cash provided by (used in):
Operating activities (1)	$13,669	$24,623	$28,067
Investing activities	(6,626)	(18,199)	(6,244)
Financing activities	(24,758)	(13,929)	(10,643)
Effect of exchange rate changes on cash	587	594	187

Net (decrease) increase in cash	$(17,128)	$(6,911)	$11,367

(1) Includes cash flows used in discontinued operations of $ 2,739, $ 7,495 and $ 1,319 in 2004, 2003 and 2002, respectively.

Net Cash Provided By Operating Activities

Net cash provided by operating activities was $13.7 million in 2004 as compared to $24.6 million and $28.1 million in 2003 and 2002, respectively. The decrease in cash provided in 2004 compared to 2003 resulted primarily from lower earnings in 2004 offset by non-cash impairment charges of $5.1 million, the impairment and related obligations of the preferred security interest in Prints Plus of $9.8 million and accelerated vesting of supplemental retirement benefits of $3.3 million. In addition, deferred tax assets increased $6.8 million due to an increase in net operating loss carry forwards, partially offset by additional deferred tax liability associated with bonus tax depreciation in 2004. Also, there was a net decrease in liabilities of $5.9 million due principally to an accrual for the purchase commitment for computer equipment and peripherals that was recorded in the fourth quarter of 2003 (see below) and paid for in 2004. The decrease in cash provided in 2003 as compared to 2002 resulted primarily from lower earnings in 2003 and a $4.2 million impairment charge recorded in 2002 partially offset by a $4.4 million tax refund received in the first quarter of 2003 and the $7.3 million accrued purchase commitment for computer equipment and peripherals that was recorded in the fourth quarter of 2003.

Net Cash Used In Investing Activities

Net cash used in investing activities during 2004 was $6.6 million. This compares with cash used in investing activities of $18.2 million and $6.2 million in 2003 and 2002, respectively. The decrease in cash used for investing activities in 2004 as compared to 2003 is due to decreased accrual basis capital expenditures of $7.4 million partially offset by proceeds of $1.5 million from the sale of equipment. In addition, there were increases in net cash provided by sales of investment securities in the Rabbi Trust (the funding vehicle for the Company’s supplemental executive retirement plan), the net proceeds of which were partially used to fund retirement obligations under the Company’s supplemental retirement plan and a net decrease of $3.4 million in amounts due under the loan receivable with Prints Plus. The increase in cash used for investing activities in 2003 as compared to 2002 is primarily the result of increased capital expenditures of $13.8 million, partially offset by increases in net cash provided by sales of investment securities in the Rabbi Trust.

Net Cash Used In Financing Activities

Net cash used in financing activities was $24.8 million in 2004 compared to $13.9 million in 2003 and $10.6 million in 2002. The increase in net cash used in 2004 was primarily a result of a repurchase of shares of the Company’s common stock in a negotiated transaction in the amount of $6.0 million and $6.2 million of restricted cash deposited as collateral with the issuing bank of the Company’s outstanding letters of credit in the same amount. The increase in net cash used in 2003 was primarily a result of a $1.3 million decrease in proceeds from borrowing against cash surrender value of life insurance and $935,000 used for open market share repurchases.

The Company has a $60.0 million Senior Note Agreement (the “Note Agreement”) privately placed with two major insurance companies. The Note Agreement was entered into in June 1997. The notes issued pursuant to the Note Agreement call for annual principal payments beginning in 2001 with the final payment due in 2007. Interest on the notes is payable semi-annually, in June and December, at an average effective fixed rate of 7.46%. As of February 5, 2005, the outstanding principal balance due under the Note Agreement was $25.6 million.

The Note Agreement contains a number of covenants imposing certain restrictions on our business. The most significant of these covenants require that:

•	The ratio of consolidated debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) must be less than 300% of EBITDA;

•
The ratio of consolidated earnings before interest, taxes, depreciation, amortization and lease rental expense (“EBITDAR”) to fixed charges (income taxes, dividends, interest expense, current maturities of debt and lease expenses) must be greater than 200%, and

•	The ratio of consolidated debt to consolidated capitalization must remain less than 55% upon the incurrence of new debt.

As of February 5, 2005, the Company was in compliance with all debt covenants.

In the fourth quarter of 2004, the Company terminated its then-existing $7.5 million revolving credit facility, which was used solely to support outstanding letters of credit used in its self-insurance programs. As a result of the termination of the revolving credit facility, the Company deposited $6.2 million in cash as collateral with the bank that has issued the outstanding letters of credit. On April 15, 2005, the Company entered into a new $30.0 million (reducing to $25 million February 2006 and $20 million in February 2007) unsecured bank revolving credit facility (the “Revolving Facility”) which will expire on April 15, 2007 and carries a variable interest rate charged at either LIBOR or prime funds rate, with an applicable margin added. The Company expects to replace its outstanding letters of credit with substitute letters of credit issued by the bank providing the Revolving Facility thus allowing the Company to reclaim its cash collateral currently on deposit with the current issuing bank.

Concurrent with the closing of the Revolving Facility, the Company amended the above mentioned Senior Note Agreement to allow it to incur additional indebtedness without violating the debt to equity ratio covenant included in the original agreement. The covenants of the amended Senior Note Agreement now principally mirror those included in the Revolving Facility.

Off-Balance Sheet Arrangements

Other than stand-by letters of credit used to support our various self-insurance programs and the ongoing guarantee of certain operating real estate leases of Prints Plus, both of which are more fully discussed in the “Other Commitments” table below, the Company has no additional off-balance sheet arrangements.

Future Cash Flows To facilitate an understanding of the Company’s contractual obligations and other commitments, the following information is provided:

	PAYMENTS DUE BY YEAR (in thousands)

	Total	2005	2006-07	2008-09	2010 & Beyond

Contractual obligations:
Long-term debt	$25,680	$8,580	$17,100	$—	$—
Operating leases	2,405	1,238	1,077	90	—
Purchase obligations for
materials and services (1)	9,241	8,942	257	42	—
Other liabilities (2)	4,934	4,934	—	—	—

TOTAL	$42,260	$23,694	$18,434	$132	$—

	AMOUNT OF COMMITMENT EXPIRATION PER YEAR (in thousands)

	Total	2005	2006-07	2008-09	2010 & Beyond

Other commitments:
Standby letters of credit (3)	$6,154	$6,154	$—	$—	$—
Contingent lease obligations (4)	5,197	5,197	—	—	—

TOTAL	$11,351	$11,351	$—	$—	$—

(1)
Amount represents outstanding purchase commitments at February 5, 2005. The purchase commitments principally relate to future services to be received related to marketing, database maintenance and telecommunications. In addition, they relate to commitments for inventory purchases of such items as photographic paper and frames and accessories, as well as hardware and other equipment related to the in-process conversion of our existing studios to digital format and the opening of new studios.

(2)
Amounts consist primarily of accruals for severance and related costs of $4.2 million, guaranteed bonuses for 2004 of $318,000, $280,000 of accruals related to contract terminations and settlements and the remaining lease obligations on a closed production facility of $100,000 all recorded in our February 5, 2005 balance sheet. The severance accruals consist principally of potential benefits related to severance pay and related costs and supplemental retirement plan costs associated with the dismissal of certain executives. The guaranteed bonuses relate to those bonuses provided for in employment contracts for those covered executives whose employment continues with the Company. Certain of these severance amounts are being contested by the Company. Notwithstanding the potential reduction of certain of these amounts through settlement negotiations and litigation, such amounts are recorded at the contractual amounts due.

The table does not include our deferred income tax liability, accruals for self-insured losses and pension benefits because it is not certain when these liabilities will become due. We did not make any contributions to our pension plan in 2004 and do not expect to do so in 2005. Future contributions to our pension plan will be dependent upon recently passed legislation, future changes in discount rates and the earnings performance of our plan assets.

As indicated in Note 9 in the accompanying Notes to Consolidated Financial Statements, the projected benefit obligation of the Company’s pension plan exceeded plan assets by $17.5 million at the end of 2004 and $13.8 million at the end of 2003. This $3.7 million increase in the underfunded status between 2004 and 2003 resulted from a $4.6 million growth in the projected benefit obligation from $45.3 million to $49.9 million being only partially offset by a growth in the fair value of plan assets of $900,000. The projected benefit obligation grew as a result of annual costs associated with service costs, interest costs and actuarial losses all determined in accordance with Statement of Financial Accounting Standards No. 87. All three of these cost components actually decreased in 2004 from 2003 partially as a result of the Company’s decision in early 2004 to freeze benefits under the plan. The $900,000 growth in fair value of plan assets in 2004 resulted from actual returns on plan assets of $2.5 million offset by benefit payments of $1.6 million. As noted above, the Company does not expect to contribute to the pension plan in 2005. The Critical Accounting Estimates section and Note 9 in the accompanying Notes to Consolidated Financial Statements provide a more complete description of the status of the Company’s pension plan.

In addition, the table does not include $8.7 million in purchase commitments the Company entered into subsequent to year-end related to its 2005 digital conversion of all or a substantial number of its Sears Portrait Studios as well as the expansion into planned Sears Essential locations. This amount includes approximately $7.5 million for hardware and related costs as well as approximately $1.2 million in obligations related to the software for the studio photography and manufacturing fulfillment digital systems.

(3)	We use stand-by letters of credit to support our various self-insurance programs. The letters of credit generally having a one-year maturity and are renewed annually.

(4)
In July 2001, the Company announced the completion of the sale of its Wall Décor segment which included the ongoing guarantee of certain operating real estate leases of Prints Plus. As of February 5, 2005, the maximum future obligation to the Company under its guarantee of these leases is $5.2 million. To recognize the risk associated with these leases and based upon the Company’s past experience with renegotiating lease obligations, a $1.0 million reserve was established in 2001 at time of the sale. As a result of the significant deterioration in the financial performance of Prints Plus in the third quarter of 2004, including its subsequent bankruptcy filing, all of which is more fully described in Note 12 to the Company’s Consolidated Financial Statements, the Company recorded an additional $2.1 million of lease obligation reserves brining the total reserve at February 5, 2005 to $3.1 million. Based on the progress of the bankruptcy cases to-date, the Company believes that the $3.1 million reserve is adequate to cover the potential losses to be realized under the Company’s operating lease guarantees.

Liquidity

Cash flows from operations, cash and cash equivalents on hand and the seasonal borrowing capacity under the Company’s new Revolving Facility, represent our expected sources of funds in 2005 to meet our obligations and commitments, including debt service, annual dividends to shareholders, planned capital expenditures which are estimated to be approximately $27 million in fiscal 2005 and normal operating needs.

ACCOUNTING PRONOUNCEMENTS AND POLICIES

Adoption of New Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs”. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions”. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payment”. This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This standard is effective for the first annual period beginning after June 15, 2005. Historically, the Company has elected to follow the intrinsic value method in accounting for its employee stock options and employee stock purchase plans. No stock-based compensation costs were reflected in net income, as no options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. Upon the adoption of SFAS No. 123(R), the Company will be required to expense stock options over the vesting period in its statement of operations. In addition, the Company will need to recognize expense over the remaining vesting period associated with unvested options outstanding on the date of adoption. For 2004, 2003 and 2002, total stock-based employee compensation expense, net of related tax effects, determined under this new standard would have been $621,000, $179,000 and $220,000, respectively.

Application of Critical Accounting Policies

The preparation of financial statements requires the Company to estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these required estimates varies in regard to the level of judgment involved and its potential impact on the Company’s reported financial results. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimate are reasonably likely to occur from period to period, and would materially impact the Company’s financial condition, changes in financial condition or results of operations. The Company’s significant accounting policies are discussed in Note 1 in the accompanying Notes to Consolidated Financial Statements; critical estimates inherent in these accounting policies are discussed in the following paragraphs.

Self-insurance reserves

The Company is self-insured for certain losses relating to workers’ compensation, general liability, business auto usage and employee medical claims. The Company has stop-loss coverages to limit the exposure arising from these claims. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon the Company’s estimates of the aggregate liability for uninsured claims incurred using actuarial assumptions followed in the insurance industry and the Company’s historical experience. Loss estimates are adjusted based upon actual claims settlements and reported claims.

Income taxes

The Company provides deferred income tax assets and liabilities based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities based on currently enacted tax laws. The tax balances and income tax expense recognized by the Company are based on management’s interpretation of the tax laws of multiple jurisdictions. Income tax expense also reflects the Company’s best estimates and assumptions regarding, among other things, the level of future taxable income, interpretation of the tax laws, and tax planning. The Company assesses temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are shown on our consolidated balance sheet. The Company must assess the likelihood that deferred tax assets will be realized. To the extent the Company believes that realization is not likely, a valuation allowance is established. When a valuation allowance is established or increased in an accounting period, a corresponding tax expense is recorded in our consolidated statement of operations.

Defined benefit retirement plans

The plan obligations and related assets of defined benefit retirement plans are presented in Note 9 in the accompanying Notes to Consolidated Financial Statements. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets. In determining the discount rate, the Company utilizes the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans. At February 5, 2005, the actuarial assumptions of the Company’s plans were: discount rate 5.75%; long-term rate of return on plan assets 8.75%; and assumed salary increases 3.75%.

The Company has made certain other estimates that, while not involving the same degree of judgment, are important to understanding the Company’s financial statements. These estimates are in the areas of assessing recoverability of long-lived assets and in establishing reserves in connection with restructuring initiatives and other charges and with respect to the Company’s operating lease guarantees related to its former Wall Décor segment. On an ongoing basis, management evaluates its estimates and judgments in these areas based on its substantial historical experience and other relevant factors. Management’s estimates as of the date of the financial statements reflect its best judgment giving consideration to all currently available facts and circumstances. As such, these estimates may require adjustment in the future, as additional facts become known or as circumstances change.

The Company’s management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Company’s Board of Directors and the Audit Committee has reviewed the Company’s disclosure relating to it in this Management Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The statements contained in this report, and in particular in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995, and involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements, such as the Company’s outlook for portrait studios, future cash requirements, compliance with debt covenants, valuation allowances, reserves for charges and impairments and capital expenditures, are only predictions or expectations; actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to: customer demand for the Company’s products and services, the Company’s ability to obtain financing when needed under reasonable terms, the overall level of economic activity in the Company’s major markets, competitors’ actions, manufacturing interruptions, dependence on certain suppliers, changes in the Company’s relationship with Sears and the impact of the Kmart/Sears merger, fluctuations in operating results, the ultimate impact of the Prints Plus bankruptcy, the attraction and retention of qualified personnel, unforeseen difficulties arising from installation and operation of new equipment in our portrait studios and other risks as may be described in the Company’s filings with the Securities and Exchange Commission, including this From 10-K for the year ended February 5, 2005.

Item 7A.                 Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign exchange rates. The Company’s debt obligations have primarily fixed interest rates; therefore, the Company’s exposure to changes in interest rates is minimal. The Company’s exposure to changes in foreign exchange rates relative to the Canadian operations is also minimal, as Canadian operations constitute only 9.9% of the Company’s total assets and 7.4% of the Company’s total sales as of end for the year ended February 5, 2005.

Item 8.		Financial Statements and Supplemental Data

(a)	INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	-	Reports of Independent Registered Public Accounting Firm	35-37
	-	Consolidated Balance Sheets as of February 5, 2005 and February 7, 2004	38-39
	-	Consolidated Statements of Operations for the fiscal years ended
		February 5, 2005, February 7, 2004 and February 1, 2003	40
	-	Consolidated Statements of Changes in Stockholders’ Equity
		for the fiscal years ended February 5, 2005, February 7, 2004 and February 1, 2003	41
	-	Consolidated Statements of Cash Flows for the fiscal years ended February 5, 2005,
		February 7, 2004 and February 1, 2003	42-43
	-	Notes to Consolidated Financial Statements	44-73

The Company’s fiscal year ends the first Saturday of February. Accordingly, fiscal years 2004 and 2002 ended February 5, 2005 and February 1, 2003, respectively, and consisted of 52 weeks and fiscal year 2003 ended February 7, 2004 and consisted of 53 weeks. Throughout the “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” section, reference to 2004, 2003 or 2002 will mean the fiscal year ended February 5, 2005, February 7, 2004 and February 1, 2003, respectively.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
CPI Corp.:

We have audited the accompanying consolidated balance sheets of CPI Corp. (the Company) as of February 5, 2005 and February 7, 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended February 5, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CPI Corp. as of February 5, 2005 and February 7, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended February 5, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of February 5, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 20, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

KPMG LLP

St. Louis, Missouri April 20, 2005
35

Report of Independent Registered Public Accounting Firm

The Board of Directors
CPI Corp.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that CPI Corp. (the Company) maintained effective internal control over financial reporting as of February 5, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of February 5, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 5, 2005, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of February 5, 2005 and February 7, 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended February 5, 2005, and our report dated April 20, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

KPMG LLP

St. Louis, Missouri April 20, 2005
37

CPI CORP. Consolidated Balance Sheets – Assets

thousands	February 5, 2005	February 7, 2004

ASSETS
Current assets:
Cash and cash equivalents	$33,883	$51,011
Restricted cash - collateral for outstanding letters of credit	6,154	—
Accounts receivable:
Due from licensor stores	7,365	7,447
Other	326	59
Inventories	10,521	11,858
Prepaid expenses and other current assets	6,905	7,488
Refundable income taxes	—	2,166
Deferred tax assets	8,795	13,186

Total current assets	73,949	93,215

Property and equipment:
Land	2,765	2,765
Building improvements	26,684	26,520
Leasehold improvements	6,005	6,571
Photographic, sales and manufacturing equipment	183,979	210,745

Total	219,433	246,601
Less accumulated depreciation and amortization	177,775	193,866

Property and equipment, net	41,658	52,735
Assets of business transferred under contractual arrangements:
Preferred security	7,000	7,000
Accrued dividends on preferred security	689	60
Loan receivable	—	1,915
Impairment reserve related to preferred security interest	(7,689)	—
Assets of supplemental retirement plan:
Cash surrender value of life insurance policies (net of borrowings
of $1,548 at February 7, 2004)	—	11,396
Other investments	6,141	95
Deferred tax assets	11,734	—
Other assets, net of amortization of $1,359 at both
February 5, 2005 and February 7, 2004	1,618	2,052

TOTAL ASSETS	$135,100	$168,468

See accomapanaying notes to consolidated finacial statements.
38

CPI CORP. Consolidated Balance Sheets - Liabilities and Stockholders’ Equity

thousands, except share and per share data	February 5, 2005	February 7, 2004

LIABILITIES
Current liabilities:
Current maturities of long-term debt	$8,580	$8,580
Accounts payable	13,011	15,294
Accrued employment costs	12,463	11,350
Customer deposit liability	21,828	24,897
Accrued severance	4,205	1,327
Income taxes payable	2,872	—
Sales taxes payable	1,886	2,524
Accrued advertising expenses	1,568	1,803
Accrued expenses and other liabilities	5,348	3,024

Total current liabilities	71,761	68,799

Long-term debt, less current maturities	17,050	25,589
Accrued pension obligations	13,993	10,364
Supplemental retirement plan obligations	4,512	3,167
Customer deposit liability	4,334	4,769
Other liabilities	564	3,954

Total liabilities	112,214	116,642

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 1,000,000 shares authorized; no shares outstanding	—	—
Preferred stock, Series A, no par value, 200,000 shares authorized;
no shares outstanding	—	—
Common stock, $.40 par value, 50,000,000 shares authorized; 18,432,779 and
18,360,238 shares issued at February 5, 2005 and February 7, 2004,
respectively	7,373	7,344
Additional paid in capital	53,301	52,272
Retained earnings	206,812	230,394
Accumulated other comprehensive loss	(10,505)	(9,599)

	256,981	280,411
Treasury stock - at cost, 10,672,236 and 10,292,503 shares at
February 5, 2005 and at February 7, 2004, respectively	(234,031)	(228,577)
Unamortized deferred compensation- restricted stock	(64)	(8)

Total stockholders’ equity	22,886	51,826

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$135,100	$168,468

See accomapanaying notes to consolidated finacial statements.
39

CPI CORP. Consolidated Statements of Operations Fifty-two weeks ended February 5, 2005, Fifty-three weeks ended February 7, 2004 and Fifty-two weeks ended February 1, 2003

thousands, except share and per share data	2004	2003	2002

Net sales	$281,865	$299,044	$308,625

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	36,899	40,070	40,618
Selling, general and administrative expenses	219,367	227,238	228,456
Depreciation and amortization	16,391	16,806	20,056
Other charges and impairments	15,679	5,515	6,042

	288,336	289,629	295,172

(Loss) income from continuing operations	(6,471)	9,415	13,453

Interest expense	2,180	2,949	3,578
Interest income	1,226	1,709	2,009
Impairment and related obligations of preferred security interest	9,789	—	—
Other income, net	263	850	111

(Loss) earnings from continuing operations before income tax (benefit) expense	(16,951)	9,025	11,995

Income tax (benefit) expense	(2,189)	3,183	4,212

Net (loss) earnings from continuing operations	(14,762)	5,842	7,783
Net loss from discontinued operations, net of income tax benefit of $2,201,
$2,518 and $656, respectively	(3,746)	(4,624)	(1,243)

NET (LOSS) EARNINGS	$(18,508)	$1,218	$6,540

NET (LOSS) EARNINGS PER COMMON SHARE

Net (loss) earnings per share from continuing operations - diluted	$(1.87)	$0.72	$0.96
Net loss per share from discontinued operations - diluted	(0.48)	(0.57)	(0.16)

Net (loss) earnings per share - diluted	$(2.35)	$0.15	$0.80

Net (loss) earnings per share from continuing operations - basic	$(1.87)	$0.72	$0.97
Net loss per share from discontinued operations - basic	(0.48)	(0.57)	(0.16)

Net (loss) earnings per share - basic	$(2.35)	$0.15	$0.81

Dividends per share	$0.64	$0.60	$0.56

Weighted average number of common and common equivalent
shares outstanding-diluted	7,888,404	8,148,164	8,086,472
Weighted average number of common and common equivalent
shares outstanding-basic	7,888,404	8,081,619	8,040,149

See accomapanaying notes to consolidated finacial statements.
40

CPI CORP. Consolidated Statements of Changes in Stockholders’ Equity Fifty-two weeks ended February 5, 2005, Fifty-three weeks ended February 7, 2004 and Fifty-two weeks ended February 1, 2003

		Additional		Accumulated other	Treasury	Deferred compensation
thousands, except share and per share data	Common stock	paid-in capital	Retained earnings	comprehensive income (loss)	stock, at cost	restricted stock	Total

Balance at February 2, 2002	$7,281	$49,845	$231,980	$(5,386)	$(227,642)	$(34)	$56,044

Net earnings	—	—	6,540	—	—	—	6,540
Total other comprehensive loss	—	—	—	(5,317)	—	—	(5,317)

Total comprehensive income							1,223
Issuance of common stock to
employee stock plans and
option exercises (86,263 shares)	34	1,366	—	—	—	—	1,400
Dividends ($0.56 per common share)	—	—	(4,498)	—	—	—	(4,498)
Amortization of deferred
compensation - restricted stock	—	—	—	—	—	14	14

Balance at February 1, 2003	$7,315	$51,211	$234,022	$(10,703)	$(227,642)	$(20)	$54,183

Net earnings	—	—	1,218	—	—	—	1,218
Total other comprehensive income	—	—	—	1,104	—	—	1,104

Total comprehensive income							2,322
Issuance of common stock to
employee stock plans and
option exercises (72,232 shares)	29	1,061	—	—	—	—	1,090
Dividends ($0.60 per common share)	—	—	(4,846)	—	—	—	(4,846)
Purchase of treasury stock
(54,200 shares)	—	—	—	—	(935)	—	(935)
Amortization of deferred
compensation - restricted stock	—	—	—	—	—	12	12

Balance at February 7, 2004	$7,344	$52,272	$230,394	$(9,599)	$(228,577)	$(8)	$51,826

Net loss	—	—	(18,508)	—	—	—	(18,508)
Total other comprehensive loss	—	—	—	(906)	—	—	(906)

Total comprehensive loss							(19,414)
Issuance of common stock to
employee benefit plans,
restricted stock awards and
option exercises (99,588 shares)	29	1,029	—	—	554	(70)	1,542
Dividends ($0.64 per common share)	—	—	(5,074)	—	—	—	(5,074)
Purchase of treasury stock, at
cost (406,780 shares)	—	—	—	—	(6,008)	—	(6,008)
Amortization of deferred compensation - restricted stock	—	—	—	—	—	14	14

Balance at February 5, 2005	$7,373	$53,301	$206,812	$(10,505)	$(234,031)	$(64)	$22,886

See accomapanaying notes to consolidated finacial statements.
41

CPI CORP. Consolidated Statements of Cash Flows Fifty-two weeks ended February 5, 2005, Fifty-three weeks ended February 7, 2004 and Fifty-two weeks ended February 1, 2003

thousands	2004	2003	2002

Reconciliation of net (loss) earnings from continuing operations to cash flows provided by operating activities:

Net (loss) earnings from continuing operations	$(14,762)	$5,842	$7,783
Adjustments for items not requiring cash:

Depreciation and amortization	16,391	16,806	20,056
Loss on disposition of property, plant and equipment	1,437	303	723
Gain on sale of assets held for sale	(391)	—	—
Deferred income taxes	(6,811)	14	(2,282)
Deferred revenues and related costs	(2,899)	(2,887)	154
Post-closing adjustment on Preferred Security	—	—	147
Accrued interest on Preferred Security	(629)	5	3
Impairment and related obligations of preferred security interest	9,789	—	—
Accelerated vesting of supplemental retirement plan benefits	3,338	—	—
Other impairment charges	5,083	—	4,171
Other	1,278	2,755	(2,356)

Decrease (increase) in current assets:
Receivables and inventories	683	1,519	(2,041)
Refundable income taxes	2,166	4,646	—
Prepaid expenses and other current assets	(345)	(880)	252

Increase (decrease) in current liabilities:
Accounts payable	(2,249)	5,146	373
Accrued expenses and other liabilities	1,457	(1,151)	13
Income taxes payable	2,872	—	2,390

Cash flows provided by continuing operations	16,408	32,118	29,386
Cash flows used in discontinued operations	(2,739)	(7,495)	(1,319)

Cash flows provided by operating activities	$13,669	$24,623	$28,067

See accomapanaying notes to consolidated finacial statements.
42

CPI CORP. Consolidated Statements of Cash Flows (continued) Fifty-two weeks ended February 5, 2005, Fifty-three weeks ended February 7, 2004 and Fifty-two weeks ended February 1, 2003

thousands	2004	2003	2002

Cash flows provided by operating activities	$13,669	$24,623	$28,067

Cash flows provided by (used in) financing activities:
Repayment of long-term obligations	(8,580)	(8,580)	(8,580)
Restricted cash - collateral for outstanding letters of credit	(6,154)	—	—
Proceeds from borrowings against cash surrender value
of life insurance	—	289	1,596
Repayment of borrowings against cash surrender value
of life insurance	—	(337)	—
Issuance of common stock to employee stock plans
and option exercises	1,058	480	839
Cash dividends	(5,074)	(4,846)	(4,498)
Purchase of treasury stock	(6,008)	(935)	—

Cash flows used in financing activities:	(24,758)	(13,929)	(10,643)

Cash flows (used in) provided by investing activities:
Additions to property and equipment	(15,401)	(22,764)	(8,991)
Proceeds from sale of property and equipment	577	—	—
Proceeds from sale of assets held for sale	932	—	—
Redemptions of preferred security	—	2,500	353
Changes in loan receivable:
Borrowings	(43,380)	(61,079)	(51,264)
Repayments	45,295	59,639	52,307
Purchases of investment securities in Rabbi Trust	(455)	(2,843)	(3,249)
Proceeds from sales of investment securities in Rabbi Trust	5,806	6,348	4,600

Cash flows used in investing activities	(6,626)	(18,199)	(6,244)

Effect of exchange rate changes on cash and cash equivalents	587	594	187

Net (decrease) increase in cash and cash equivalents	(17,128)	(6,911)	11,367

Cash and cash equivalents at beginning of year	51,011	57,922	46,555

Cash and cash equivalents at end of year	$33,883	$51,011	$57,922

Supplemental cash flow information:
Interest paid	$2,236	$2,907	$3,518

Income taxes (refunded) paid	$(1,657)	$(4,230)	$2,779

Supplemental non-cash financing activities:
Issuance of common stock under the employee Profit Sharing Plan	$—	$610	$561

Issuance of treasury stock under the employee Profit Sharing Plan	$554	$—	$—

Repayment of borrowings against cash surrender value of life
insurance via liquidation of related policies	$1,548	$—	$—

See accomapanaying notes to consolidated finacial statements.
43

CPI CORP.
Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

CPI Corp. (the “Company”) is a holding company engaged, through its wholly-owned subsidiaries and partnerships, in selling and manufacturing professional portrait photography of babies, children, adults and family groups and offers other related products and services.

The Company operates 1,021 (“unaudited”) professional portrait studios as of February 5, 2005 throughout the United States, Canada and Puerto Rico principally under license agreements with Sears, Roebuck and Co. (“Sears”). The Company also operates searsphotos.com, an on-line photofinishing service as well as a vehicle for the Company’s customers to archive, share portraits via email and order additional portraits and products.

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

Fiscal year	Ended	Weeks

2004	February 5, 2005	52
2003	February 7, 2004	53
2002	February 1, 2003	52

Business Concentrations

Volume of business – The Company’s customers are not concentrated in any specific geographic region. Due to the widely dispersed nature of the Company’s nationwide retail business across millions of customers, no single customer accounted for a significant amount of the Company’s sales.

Revenues – Substantially all of the Company’s revenues in 2004, 2003 and 2002 were derived from sales at permanent portrait studios operating under the Sears Portrait Studio name. These studios operate under agreements with Sears in the United States, Canada and Puerto Rico that require the Company to pay license fees to Sears based on net sales.

Sources of supply – The Company purchases photographic paper, film and chemistry from three major manufacturers. The Company purchases software for its digital studios and its digital manufacturing system from a single vendor. The Company purchases other equipment and materials for all its operations from a number of suppliers and is not dependent upon any other supplier for any specific kind of equipment or materials. The Company has had no difficulty in the past obtaining sufficient products and materials to conduct its operations and believes its relationships with suppliers are good.

CPI CORP.
Notes to Consolidated Financial Statements

Foreign operations – Included in the Company’s consolidated balance sheets at February 5, 2005 and February 7, 2004 are long-lived assets of $5.1 million and $1.7 million, respectively employed in the Company’s Canadian operations. Net sales related to the Canadian operations were $20.7 million, $22.1 million, and $21.6 million in fiscal 2004, 2003, and 2002, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to workers’ compensation and employee health insurance liability self-insurance reserves; depreciation; recoverability of long-lived assets; establishing restructuring, income tax and other reserves; and defined benefit retirement plan assumptions. Actual results could differ from those estimates.

Foreign Currency Translations

Assets and liabilities of foreign operations are translated into U.S. dollars at the exchange rate in effect on the balance sheet date, while income and expense accounts are translated at the average rates in effect during each fiscal year. Gains and losses on foreign currency translations are included in the determination of accumulated other comprehensive income (loss) for the year. These gains amounted to $620,000, $1.7 million, and $403,000, in 2004, 2003, and 2002, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories include raw material inventories of film, paper and chemicals and are stated at the lower of cost or market, with cost of substantially all inventories being determined by the first-in, first-out (FIFO) method and the remainder by the last-in, first-out (LIFO) method. Costs incurred relating to portraits processed pending delivery to customers, or in-process, are inventoried and expensed when the related sales revenue is recognized.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization.

Depreciation and amortization on property and equipment is computed principally using the straight-line method over estimated useful lives of the respective assets. A summary of estimated useful lives is as follows:

Building improvements	15 to 19 years
Leasehold improvements	5 to 15 years
Photographic, sales and manufacturing equipment	3 to 10 years

During 2004, the Company removed from service, and wrote-off the related assets and accumulated depreciation totaling $28.2 million representing fully depreciated property and equipment primarily related to its replacement of computer hardware in all U.S. studios and the conversion of 128 studios to a full digital format.
45

CPI CORP.
Notes to Consolidated Financial Statements

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

Self-Insurance Reserves

The Company is self-insured for certain losses relating to workers’ compensation, general liability, business auto usage and employee medical claims. The Company has stop-loss coverages to limit the exposure arising from these claims. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon the Company’s estimates of the aggregate liability for uninsured claims incurred using actuarial assumptions followed in the insurance industry and the Company’s historical experience. Loss estimates are adjusted based upon actual claims settlements and reported claims.

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

The consolidated balance sheets include capitalized direct-response advertising costs of $914,000 and $1.3 million at February 5, 2005 and February 7, 2004, respectively. Advertising expense for 2004, 2003, and 2002 was $30.0 million, $33.3 million, and $36.6 million, respectively.

CPI CORP.
Notes to Consolidated Financial Statements

Defined Benefit Plans

For purposes of its retirement plans, the Company utilizes a measurement date of December 31. At the measurement date, plan assets are determined based on fair value. The net pension and supplemental executive retirement benefits obligations and the related periodic costs are based on, among other things, assumptions of the discount rate, estimated return on plan assets and salary increases. These obligations and related periodic costs are measured using actuarial techniques and assumptions. The actuarial cost method used to compute the pension liabilities and related expense is the projected unit method. Market related value of assets are valued with a five-year phase-in of gains and losses since January 1, 2001.

Income Taxes

The Company provides deferred income tax assets and liabilities based on the estimated future tax effects of operating losses and tax credit carry forwards, as well as the differences between the financial and tax bases of assets and liabilities based on currently enacted tax laws. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The tax balances and income tax expense are based on management’s interpretation of the tax laws of multiple jurisdictions. Income tax expense also reflects the Company’s best estimates and assumptions regarding, among other things, the level of future taxable income, interpretation of the tax laws, and tax planning.

CPI CORP.
Notes to Consolidated Financial Statements

Stock-based Compensation Plans

At February 5, 2005, the Company had various stock-based employee compensation plans which are described more fully in Note 8. The Company accounts for those plans in accordance with APB No. 25, “Accounting For Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost was reflected in net income, as no options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.

thousands, except per share data	2004	2003	2002

Net (loss) earnings - as reported	$(18,508)	$1,218	$6,540
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related taxes	(621)	(179)	(220)

Net (loss) earnings - pro forma	$(19,129)	$1,039	$6,320

(Loss) earnings per common share - basic
As reported	$(2.35)	$0.15	$0.81
Pro forma	$(2.42)	$0.13	$0.79

(Loss) earnings per common share - diluted
As reported	$(2.35)	$0.15	$0.80
Pro forma	$(2.42)	$0.13	$0.78

Per Share Calculations

Basic earnings per common share is computed by dividing net earnings or losses attributable to common shareholders by the weighted-average number of common shares outstanding for the periods presented. Diluted earnings per common share also include the dilutive effect of potential common shares (primarily dilutive stock options) outstanding during the period for the periods presented.

Industry Segment Information

In years prior to 2002, the Company reported results in two business segments, Portrait Studios and Technology Development. As is more fully discussed in Note 4, in the fourth quarter of 2002, the Company exited the previously-existing Technology Development segment. Accordingly, the selected industry segment information called for by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, is no longer applicable and thus is not presented. As a result of the discontinued Technology Development segment, the Company now only operates in one segment.

CPI CORP.
Notes to Consolidated Financial Statements

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs”. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions”. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payment”. This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This standard is effective for the first annual period beginning after June 15, 2005. Historically, the Company has elected to follow the intrinsic value method in accounting for its employee stock options and employee stock purchase plans. No stock-based compensation costs were reflected in net income, as no options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. Upon the adoption of SFAS No. 123(R), the Company will be required to expense stock options over the vesting period in its statement of operations. In addition, the Company will need to recognize expense over the remaining vesting period associated with unvested options outstanding on the date of adoption. For 2004, 2003 and 2002, total stock-based employee compensation expense, net of related tax effects, determined under this new standard would have been $621,000, $179,000 and $220,000, respectively.

NOTE 3 – CHANGE OF CONTROL

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

CPI CORP.
Notes to Consolidated Financial Statements

The material change in the composition of the Board resulting from the Knightspoint Group’s successful consent solicitation triggered change of control provisions in various employment and stock option agreements between the Company and certain of its executives and employees. As a result of the change of control, in the first quarter of 2004 the Company accrued $3.3 million related to the accelerated vesting of executives’ benefits covered by the Company’s supplemental retirement plan. Throughout 2004, the Company also accrued $318,000 of guaranteed bonuses provided for in employment contracts for those covered executives whose employment continues with the Company.

NOTE 4 – DISCONTINUED OPERATIONS

Technology Development Segment

During the third quarter of fiscal 2002, management completed a review of the infrastructure and platform from which it delivers technology development and support services. The objectives of the review were to 1) improve focus on and support for the Company’s core portraiture business, 2) improve organizational functionality and systems flexibility, and 3) eliminate duplicative cost structures. Consequently, during the fourth quarter of fiscal 2002, final decisions were made and implemented regarding the elimination of the Company’s separate technology segment. To achieve the aforementioned objectives, the Company transferred the technology development activities, previously performed by its subsidiary Centrics Technology, Inc. (“Centrics”), back into a newly reorganized corporate technology function. In addition, the Company decided to no longer pursue the sale of consulting and software development to third parties. Net revenues from such sales amounted to approximately $636,000 in 2002.

For financial reporting purposes, in 2002 the Company classified its former Technology Development segment as a discontinued operation. Also, through the elimination of the Company’s separate technology segment and the transfer of activities to the corporate technology function, the Company incurred certain fourth quarter charges in 2002 related to the discontinued operations, including approximately $537,000 in employee severance pay, $243,000 in remaining lease obligation accruals and $266,000 in asset abandonment write-offs. The loss from discontinued operations for the Technology Development segment recorded in 2002 was $1.1 million, net of an income tax benefit of $577,000.

Mexican and Mobile Photography Operations

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

The Company executed and completed its plan to exit both its Mexican and mobile photography operations during the second quarter of and recorded the year-to-date combined losses on the operations of its Mexican and mobile operations, including the loss on disposition, net of tax, of $3.7 million, as a loss from discontinued operations. The $3.7 million loss in 2004 compares to a $4.6 million loss from such operations in 2003 and $149,000 in 2002. The prior years’ operating activities for these operations have been reclassified to discontinued operations in the accompanying Consolidated Statements of Operations.

CPI CORP.
Notes to Consolidated Financial Statements

Sales and operating results for the former Mexican and mobile photography operations and the Technology Development segment included in discontinued operations are presented in the following table:

	Mexican Operation

thousands	2004	2003	2002

Net Sales	$781	$731	$—

Operating loss	$(948)	$(1,319)	$—
Loss on disposition	(2,528)	—	—
Tax benefit	1,287	462	—

Net loss from discontinued operations	$(2,189)	$(857)	$—

	Mobile Photography Operation

thousands	2004	2003	2002

Net Sales	$1,020	$1,908	$19

Operating loss	$(1,550)	$(5,823)	$(228)
Loss on disposition	(921)	—	—
Tax benefit	914	2,056	79

Net loss from discontinued operations	$(1,557)	$(3,767)	$(149)

	Technology Development Segment

thousands	2004	2003	2002

Net Sales	$—	$—	$636

Operating loss	$—	$—	$(625)
Loss on disposition	—	—	(1,046)
Tax benefit	—	—	577

Net loss from discontinued operations	$—	$—	$(1,094)

	Total Discontinued Operations

thousands	2004	2003	2002

Net Sales	$1,801	$2,639	$655

Operating loss	$(2,498)	$(7,142)	$(853)
Loss on disposition	(3,449)	—	(1,046)
Tax benefit	2,201	2,518	656

Net loss from discontinued operations	$(3,746)	$(4,624)	$(1,243)

CPI CORP.
Notes to Consolidated Financial Statements

The loss on disposition of the former Mexican and mobile photography operations and the Technology Development segment consist of the following costs:

	Non-cash Charges			Accruals/Proceeds			Total Loss on Disposition

	Mexico	Mobile	Technology	Mexico	Mobile	Technology	Mexico	Mobile	Technology

thousands
Asset disposals, impairments and write-offs	$2,136	$848	$—	$—	$—	$266	$2,136	$848	$266
Proceeds on sale of assets	—	—	—	(120)	(94)	—	(120)	(94)	—
Lease settlements	—	—	—	92	—	243	92	—	243
Employee severance	—	—	—	407	154	537	407	154	537
Other	—	—	—	13	13	—	13	13	—

Total loss on disposition	$2,136	$848	$—	$392	$73	$1,046	$2,528	$921	$1,046

There were no reserve balances related to discontinued operations included in the Company’s Consolidated Balance Sheet as of February 5, 2005.

NOTE 5 – BORROWINGS

Short-term

There were no short-term borrowings outstanding at February 5, 2005 or February 7, 2004. In the fourth quarter of 2004, the Company terminated its then-existing $7.5 million revolving credit facility, which was used solely to support outstanding letters of credit used in its self-insurance programs. As a result of the termination of the revolving credit facility, the Company deposited $6.2 million in cash as collateral with the bank that has issued the outstanding letters of credit. On April 15, 2005, the Company entered into a new $30.0 million (reducing to $25 million in February 2006 and $20 million in February 2007) unsecured bank revolving credit facility (the “Revolving Facility”), which will expire on April 13, 2007 and carries a variable interest rate charged at either LIBOR or prime rate funds, with an applicable margin added. The Company expects to replace its outstanding letters of credit with substitute letters of credit issued by the bank providing the Revolving Facility thus allowing the Company to reclaim its cash collateral currently on deposit with the current issuing bank.

Long-term

The Company has a $60.0 million Senior Note Agreement (the “Note Agreement”) privately placed with two major insurance companies. The Note Agreement was entered into in June 1997. The notes issued pursuant to the Note Agreement call for annual principal payments beginning in 2001 with the final payment due in 2007.

Interest on the notes is payable semi-annually, in June and December, at an average effective fixed rate of 7.46%. The Company incurred $591,000 in issuance costs associated with the private placement of the notes. These costs are being amortized using the effective interest method over the ten-year life of the notes.

The Note Agreement also requires that the Company maintain certain financial ratios and comply with certain restrictive covenants. As of February 5, 2005, the Company was in compliance with all the covenants. Concurrent with the closing of the Revolving Facility, the Company amended the above mentioned Senior Note Agreement to allow it to incur additional indebtedness without violating the debt to equity ratio covenant included in the original agreement. The covenants of the amended Senior Note Agreement now principally mirror those included in the Revolving Facility.

CPI CORP. Notes to Consolidated Financial Statements Outstanding debt obligations are as follows:

thousands	February 5, 2005	February 7, 2004

Senior notes, net of unamortized issuance costs	$25,630	$34,169

Less: current maturity	8,580	8,580

	$17,050	$25,589

As of February 5, 2005, long-term debt maturities for the next three fiscal years are as follows:

thousands
2005	$8,580
2006	8,580
2007	8,520

$25,680
Unamortized issuance costs	(50)

$25,630

NOTE 6 – STOCKHOLDERS’ EQUITY

Share Repurchase Program

 On June 3, 2003, the Board of Directors authorized the Company to repurchase up to 5% of its common shares on the open market from time to time depending on market conditions. Under this authorization, the Company purchased 54,200 shares of stock for $935,000 at an average price of $17.26 during 2003. As of February 5, 2005, the Company had remaining authorization to repurchase 350,843 shares.

In 2004, the Company purchased 406,780 shares of its common stock in a negotiated transaction. The Company paid $14.77 per share, for a total purchase price of $6.0 million.

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

CPI CORP.
Notes to Consolidated Financial Statements

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

Comprehensive Income and Accumulated Other Comprehensive Loss

The following table shows the computation of comprehensive income (loss):

thousands	2004	2003	2002

Net (loss) earnings	$(18,508)	$1,218	$6,540

Other comprehensive (loss) income:
Foreign currency translation adjustments	620	1,668	403
Minimum pension liability (1)	(1,526)	(564)	(5,720)

Total accumulated other comprehensive (loss) income	(906)	1,104	(5,317)

Total comprehensive (loss) income	$(19,414)	$2,322	$1,223

(1) Net of tax benefit of $936, $345 and $3,506 for 2004, 2003 and 2002, respectively.

The following table displays the components of accumulated other comprehensive loss as of February 5, 2005, February 7, 2004 and February 1, 2003 :

thousands	2004	2003	2002

Foreign currency translation adjustments	$1,585	$2,205	$3,873
Minimum pension liability, net of taxes	8,920	7,394	6,830

Accumulated other comprehensive loss	$10,505	$9,599	$10,703

CPI CORP. Notes to Consolidated Financial Statements NOTE 7 – OTHER CHARGES AND IMPAIRMENTS Other charges and impairments included the following:

thousands	2004	2003	2002

Recorded as a Component of Income (Loss) From Operations:
Accruals related to accelerated vesting of supplemental retirement plan benefits and guaranteed bonuses for 2004	$3,656	$—	$—

Impairment charges	6,516	—	4,171
Reserves for severance and related costs	3,430	1,346	889
Pension plan curtailment	—	2,385	—
Consent solicitation costs	816	1,663	—
Production facility closure	—	121	982
Contract terminations and settlements	1,261	—	—

	15,679	5,515	6,042

Recorded as a Component of Other Expense Following Income
(Loss) From Operations:
Impairment and related obligations of preferred security interest	9,789	—	—

Total Other Charges and Impairments	$25,468	$5,515	$6,042

Accelerated Vesting of Supplemental Retirement Plan Benefits and Guaranteed Bonuses for 2004

In the first quarter of 2004, change of control provisions in executive employment contracts were triggered as a result of the change in the composition of the Company’s Board of Directors resulting from the completion of the consent solicitation, which is more fully discussed in Note 3 in the accompanying Notes to Consolidated Financial Statements. As a result, the Company accrued $3.3 million in the first quarter related to the accelerated vesting of executives’ benefits covered by the Company’s supplemental retirement plan and $318,000 in 2004 related to guaranteed bonuses provided for in employment contracts of those covered executives whose employment continues with the Company

CPI CORP.
Notes to Consolidated Financial Statements

Impairment Charges

During the first quarter of 2004, the Company’s recently reconstituted Board along with its new management leadership in the technology function, made a decision to materially alter the Company’s previously planned and recently in-process technology platform that was to serve as the foundation for the eventual conversion to full digital technology in the portrait studios. As a result of this decision, certain previously capitalized software development costs related to the development of the previous platform no longer have future utility to the Company and, accordingly, have been written off resulting in a charge of $3.1 million.

During the second and third quarters of 2004, additional strategic decisions were made regarding the Company’s technology platform that necessitated the write-off or write-down of certain other technology-related assets to their anticipated fair value, thus resulting in charges totaling $3.5 million.

In the third quarter of 2002, as part of the reorganization activities associated with exiting the Company’s Technology Development segment, as more fully discussed in Note 4 in the accompanying Notes to Consolidated Financial Statements, certain strategic technology decisions were made that either reduced or eliminated the future utility of certain historic capitalized technology development costs necessitating a write-down or write-off of these costs, thus resulting in a charge of $4.2 million. The impacted development activities included a proprietary digital camera development project ($2.9 million, including $2.5 million in equipment costs), a digital manufacturing system ($445,000) and, a portion of the store automation system platform ($863,000). In the case of both the digital camera project and the digital manufacturing system, the Company has made the decision to prospectively utilize commercially available cameras and digital manufacturing software. The Company’s change in technology direction and its decision to no longer pursue the sale of technology services to third parties resulted in the need to write-off a portion of its store automation system capitalized software code.

Reserves for Severance and Related Costs

In 2004, the Company established reserves in the amount of $3.0 million for severance and related costs consisting principally of potential benefits related to severance pay and supplemental retirement plan costs associated with the dismissal of certain executives. In the second quarter of 2004 and during the fourth quarters of 2003 and 2002, a number of support positions in the Company’s corporate headquarters were eliminated resulting in employee severance accruals of approximately $457,000, $687,000 and $509,000, respectively.

During the fourth quarter of 2003 and the third quarter of 2002, the Company recognized $659,000 and $380,000, respectively, in expense consisting principally of severance pay and supplemental retirement plan benefits related to the early retirement of senior executives.

Pension Plan Curtailment

During 2003, the Company completed a comprehensive analysis of its retirement plan practices and their projected costs, especially as they compare to other retail industries. As a result of the analysis, on February 3, 2004 the Company implemented a freeze of future benefit accruals related to its Retirement Plan effective April 1, 2004, except for those employees with ten years of service and who have attained age 50 who were grandfathered and whose benefits will continue to accrue. The Company incurred a charge of $2.4 million related to the pension plan curtailment.

Consent Solicitation Costs

During the second half of 2003 and the first quarter of 2004, the Company incurred $1.7 million and $816,000, respectively, of professional services costs related to the then-ongoing consent solicitation. Included in the 2004 costs was $152,000 of total consent-related costs incurred by the Knightspoint Group, which the Company has reimbursed.

CPI CORP.
Notes to Consolidated Financial Statements

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

Contract Termination and Settlements

In March 2004, prior to the change of control, the Company received a lending commitment related to the proposed refinancing of its then-existing debt structure. In exchange for that commitment, the Company paid a $200,000 non-refundable loan commitment fee. Subsequent to the receipt of the commitment and prior to its funding, the consent solicitation was completed resulting in the installation of a new Board of Directors and the lending commitment expired, necessitating the write-off of the previously capitalized non-refundable fee during the first quarter of 2004. In November 2004, the Company received a subsequent lending commitment to refinance its existing debt structure that was withdrawn by the lender requiring the write-off of the $100,000 non-refundable commitment fee paid to the lender at the time of the commitment.

During 2004, the Company recorded $961,000 of charges related to early contract terminations and settlements with certain of the Company’s vendors and consultants as a result of strategic decisions to modify such relationships. Included in this amount is an accrual relating to the potential settlement of a compensation claim by a former consultant to the Company. This former consultant is a relative of the Company’s Chairman of the Board.

Impairment and Related Obligations of Preferred Security Interest

The impairment and related obligations of preferred security interest represents charges recorded in 2004 related to an investment in and operating lease guarantees associated with the Company’s former Wall Décor Segment, Prints Plus, totaling $9.8 million. These charges were necessitated by the significant deteriorating financial performance of Prints Plus during the third quarter of 2004 and are more fully discussed in Note 12 in the accompanying Notes to Consolidated Financial Statements.

CPI CORP.
Notes to Consolidated Financial Statements

The following is a summary of the 2003 and 2004 activity in the reserves established in connection with the Company’s restructuring and other initiatives:

thousands	Reserve Balance Feb. 1, 2003	2003 Charges	Asset Write- Downs/ Impairments	Cash Payments	Reclassify to Long-Term Pension Liability	Reserve Balance Feb. 7, 2004

Recorded as a component of income (loss)
from operations:
Reserves for severance and related costs	$562	$1,346	$—	$(1,192)	$—	$716
Pension plan curtailment	—	2,385	—	—	(2,385)	—
Consent solicitation costs	—	1,663	—	(1,196)	—	467
Production facility closure	688	121	(16)	(479)	—	314

	1,250	5,515	(16)	(2,867)	(2,385)	1,497

Recorded as a component of other expense
following income (loss) from operations:
Impairment and related obligations of preferred security interest	1,000	—	—	—	—	1,000

Total Other Charges and Impairments	$2,250	$5,515	$(16)	$(2,867)	$(2,385)	$2,497

CPI CORP. Notes to Consolidated Financial Statements

thousands	Reserve Balance Feb. 7, 2004	2004 Charges	Asset Write- Downs/ Impairments	Cash Payments	Reclassify to Accrued Severance	Reclassify to Supplemental Retirement Plan Obligations	Reserve Balance Feb. 5, 2005

Recorded as a component of income (loss)
from operations:
Accruals related to accelerated vesting of supplemental retirement plan benefits and guaranteed bonuses for 2004	$—	$3,656	$—	$—	$(1,326)	$(2,012)	$318

Impairment charges	—	6,516	(6,516)	—	—	—	—
Reserves for severance and related costs	716	3,430	—	(1,236)	1,326	—	4,236
Consent solicitation costs	467	816	—	(1,283)	—	—	—
Production facility closure	314	—	—	(214)	—	—	100
Contract terminations and settlements	—	1,261	—	(981)	—	—	280

	1,497	15,679	(6,516)	(3,714)	—	(2,012)	4,934

Recorded as a component of other expense
following income (loss) from operations:
Impairment and related obligations of preferred security interest
	1,000	9,789	(7,689)	—	—	—	3,100

Total Other Charges and Impairments	$2,497	$25,468	$(14,205)	$(3,714)	$—	$(2,012)	$8,034

The reserves related to accelerated vesting of supplemental retirement plan benefits are expected to be paid according to the terms of the plan agreement as those current and former employees reach age 65. The 2004 guaranteed bonuses and reserves related to severance and related costs are expected to be paid or settled in 2005. The reserve related to the remaining lease obligation of the former Las Vegas production facility will be paid in 2005. The reserves relating to the Company’s guarantee of certain retail store leases of Prints Plus are expected to be paid or settled during 2005.

CPI CORP.
Notes to Consolidated Financial Statements

NOTE 8 – STOCK-BASED COMPENSATION PLANS

As of February 5, 2005, the Company offers a stock option and restricted stock plan, both of which have been approved by the Company’s shareholders. Expenses recognized for 2004, 2003 and 2002 with respect to the Restricted Stock Plan were $14,000, $12,000 and $14,000, respectively. No expenses were recognized for the Stock Option Plan. Until terminated by the Board of Directors on August 14, 2003, the Company also offered a Voluntary Stock Option Plan. No expenses were recognized for the Voluntary Stock Option Plan in 2002 or 2003.

The following descriptions reflect pertinent information with respect to the individual plans:

Stock Option Plan

The Company has an amended and restated non-qualified stock option plan, under which certain officers and key employees may receive options to acquire shares of the Company’s common stock. Awards of stock options and the terms and conditions of such awards are subject to the discretion of the Stock Option Committee created under the plan and consisting of members of the Compensation Committee of the Board of Directors, all of whom are independent directors. A total of 1,700,000 shares have been authorized for issuance under the plan. Options generally vest over three to five years and become exercisable over the vesting period, or at the end of the vesting period. Options generally expire in six to eight years.

In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions listed in the following table:

	2004	2003		2002

Dividend yield	2.9%	3.4%-4.6	-%	2.1%-4.3%
Stock volatility factor	24.0%	35.1%		36.9%
Risk-free interest rate	3.0%	3.0%		3.0%
Expected life of options	8 years	8 years		5 years
60

CPI CORP. Notes to Consolidated Financial Statements Changes in stock options are as follows:

	2004		2003		2002

	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Beginning of year balance	530,206	$19.17	1,066,713	$24.60	1,097,120	$24.92
Granted	4,968	22.14	83,240	14.44	133,954	13.74
Cancelled or expired	(239,259)	20.76	(596,526)	28.36	(151,695)	18.03
Exercised	(66,445)	13.29	(23,221)	15.57	(12,666)	16.07

End of year balance	229,470	$19.28	530,206	$19.17	1,066,713	$24.60

Reserved for future grant at year-end	921,242
Exercisable	229,470	$19.28	267,770	$22.74	722,365	$27.86
Fair value of options granted during the year		$4.29		$3.66		$3.70

The following table summarizes information about stock options outstanding at February 5, 2005:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

$12.96 - $14.37	90,197	5.15	$13.76	90,197	$13.76
$15.40 - $20.45	51,982	4.85	17.32	51,982	17.32
$24.87 - $27.13	87,291	1.05	26.15	87,291	26.15

Total	229,470	3.52	$19.28	229,470	$19.28

Restricted Stock Plan

The Company has an amended and restated restricted stock plan that has 250,000 shares of CPI Corp. common stock reserved for issuance to key employees. In 2004, 5,205 restricted shares were issued. Of these 5,205 shares 3,365 vest over a three-year period and 1,840 shares vest over one year. Of the grants previously awarded, no shares were forfeited in 2004, 2003 or 2002. At the Company’s annual meeting of stockholders held on July 22, 2004, the stockholders approved an additional 100,000 shares to be reserved for issuance under the plan and approved an amendment allowing members of the Board of Directors to become participants in the plan. As of February 5, 2005, 202,948 shares are issued and outstanding under this plan and 147,052 shares are reserved for issuance. Restricted stock is valued based on the fair market value of the Company’s common stock on the grant date and the value is amortized over the vesting period.

CPI CORP.
Notes to Consolidated Financial Statements

On April 14, 2005, the Board of Directors approved a grant of 34,562 shares of restricted stock to its Chairman of the Board who has been acting in an executive officer capacity since October 6, 2004, when the Company formed its Office of the Chief Executive. The compensation award included the grant, without restrictions, of 17,281 shares of the Company’s common stock and 17,281 shares of restricted stock that vests ratably from April 2005 through September 2005. The total fair value of the award at the date of the grant was $519,121. The fair value of the 17,281 shares awarded, without restrictions, amounted to $259,561, $175,000 of which represented compensation for fiscal 2004 and was recorded as such in the accompanying Consolidated Financial Statements

CPI CORP. Notes to Consolidated Financial Statements NOTE 9 – EMPLOYEE BENEFIT PLANS

thousands	2004	2003	2002

Profit sharing	$405	$659	$582
Pension plan expense	1,211	1,764	1,170
Pension plan curtailment loss	—	2,385	—
Supplemental retirement plan expense	524	1,545	984
Supplemental retirement plan expense - accelerated vesting from change of control	3,655	—	—
Supplemental retirement plan curtailment loss	—	58	—

Total	$5,795	$6,411	$2,736

Profit Sharing

Under the Company’s profit-sharing plan, as amended and restated, eligible employees may elect to invest from 1% to 25% of their base compensation in a trust fund, the assets of which are invested in securities other than Company stock. The Company matches at 50% of the employees’ investment contributions, up to a maximum of 5% of the employees’ compensation. The Company’s matching contributions are made in shares of its common stock which vest incrementally at 20% per year of service or 100% once an employee has five years of service with the Company. Expenses related to the profit-sharing plan are accrued in the year to which the awards relate, based on the fair market value of the Company’s common stock to be issued, determined as of the date earned. The Company provided 27,047, 47,699 and 32,624 shares to satisfy its obligations under the plan for 2004, 2003 and 2002, respectively, and recognized $405,000, $ 659,000 and $582,000 in expenses relating to the awards during those same time periods.

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

Plan amendments effective at the beginning of fiscal 2002 increased the annual maximum compensation used to calculate benefits from $100,000 to $200,000, subject to adjustments to conform to IRS maximums. On February 3, 2004, the Company amended its pension plan to implement a freeze of future benefit accruals under the plan, except for those employees with ten years of service and who have attained age 50 at April 1, 2004 who were grandfathered and whose benefits will continue to accrue. The Company recognized a curtailment loss of $2.4 million in the fourth quarter of 2003 related to this action. The current year information disclosed below includes the impact of these amendments.

CPI CORP.
Notes to Consolidated Financial Statements

The Company seeks to maximize returns and minimize risk of the plan’s investment portfolio by diversifying the risks of the portfolio over many different industries and sectors. The targeted allocations are indicated below. The Company’s pension plan weighted average asset allocations at December 31, 2004 and December 31, 2003, by asset category, are as follows:

		Plan Assets at December 31

Asset Category	Target Allocation	2004	2003

Equity securities	60%	61%	62%
Debt securities	40%	39%	38%

Total	100%	100%	100%

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

The Company also maintains a noncontributory defined benefit plan providing supplemental retirement benefits for certain current and former key executives. The cost of providing these benefits is accrued over the remaining expected service lives of the active plan participants. Net supplemental retirement benefit costs for 2004, 2003 and 2002 were $524,000, $1.6 million and $984,000, respectively. The supplemental retirement plan is unfunded and as such does not have a specific investment policy or long-term rate of return assumptions. However, certain assets will be used to finance these future obligations and consist of investments in a Rabbi Trust amounting to $6.1 million and $11.5 million at February 5, 2005 and February 7, 2004, respectively. In 2005, the Company expects to pay approximately $320,000 of supplemental retirement plan benefit payments from the assets of the Rabbi Trust.

The measurement dates for the pension and supplemental executive retirement plans are December 31, 2004 and December 31, 2003, which correlate to the Company’s fiscal years ended February 5, 2005 and February 7, 2004, respectively.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

thousands	Pension Benefits	Supplemental Benefits

2005	$1,900	$320
2006	2,000	280
2007	2,100	260
2008	2,200	180
2009	2,400	70
2010-2014	13,000	800

The Company does not expect to contribute to the pension plan in 2005.
64

CPI CORP. Notes to Consolidated Financial Statements The following table summarizes benefit obligation and plan asset activity for the retirement plans:

	Defined Benefit Plans

	Pension Plan		Supplemental Retirement Plan

thousands	2004	2003	2004	2003

Projected benefit obligation
Benefit obligation at beginning of year	$45,307	$41,868	$4,428	$6,813
Service cost	745	1,520	190	462
Interest cost	2,702	2,626	358	409
Actuarial losses (gains)	2,785	3,196	(988)	55
Benefit payments	(1,641)	(1,790)	(2,833)	(3,542)
Plan amendments	—	—	247	231
Change of control - accelerated vesting	—	—	3,089	—
Curtailment adjustment	—	(2,113)	—	—

Benefit obligation at end of year (1) (2)	$49,898	$45,307	$4,491	$4,428

Fair value of plan assets
Fair value at beginning of year	$31,546	$28,065	$—	$—
Actual return on plan assets	2,507	5,271	—	—
Employer contributions (3)	—	—	2,833	3,542
Benefit payments	(1,641)	(1,790)	(2,833)	(3,542)

Fair value at end of year	$32,412	$31,546	$—	$—

Funded status
Funded status at end of year	$(17,486)	$(13,761)	$(4,491)	$(4,428)
Unrecognized transition obligation	—	—	—	249
Unrecognized prior service cost	221	265	215	231
Unrecognized net loss (gain)	15,954	13,397	(556)	462

Net amount recognized	$(1,311)	$(99)	$(4,832)	$(3,486)

Components of consolidated balance sheet
Accrued benefit liability	$(15,890)	$(12,261)	$(4,832)	$(3,547)
Intangible asset	221	265		61
Accumulated other comprehensive loss	14,358	11,897	—	—

Net amount recognized	$(1,311)	$(99)	$(4,832)	$(3,486)

(1)	At February 5, 2005 and February 7, 2004 , the accumulated benefit obligation for the pension plan was $48.3 million and $43.8 million, respectively.

(2)	At February 5, 2005 and February 7, 2004 , the accumulated benefit obligation for the supplemental retirement plan was $4.4 million and $3.5 million, respectively.

(3)	For the supplemental retirement plan for the fiscal years ended February 5, 2005 and February 7, 2004, the employer contributions were financed through the liquidation of investments in the Company’s Rabbi Trust.

CPI CORP. Notes to Consolidated Financial Statements The following table sets forth the components of net periodic benefit cost for the retirement plans:

	Pension Plan			Supplemental Retirement Plan

thousands	2004	2003	2002	2004	2003	2002

Components of net periodic benefit cost
Service cost	$745	$1,520	$1,330	$190	$462	$261
Interest cost	2,702	2,626	2,481	358	410	439
Expected return on plan assets	(2,934)	(3,078)	(3,132)	—	—	—
Amortization of transition obligation	—	—	—	—	71	284
Amortization of prior service cost	44	441	491	31	—	—
Amortization of net loss	654	255	—	—	17	—
Change of control - accelerated vesting	—	—	—	3,089	—	—
Net loss due to settlements	—	—	—	31	372	—
Curtailment reduction in transition obligation	—	—	—	480	213	—

Net periodic benefit cost	1,211	1,764	1,170	4,179	1,545	984
Curtailment loss	—	2,385	—	—	58	—

Net periodic benefit cost after curtailment loss	$1,211	$4,149	$1,170	$4,179	$1,603	$984

The following table sets forth the weighted-average plan assumptions and other data:

	Pension Plan			Supplemental Retirement Plan

	2004	2003	2002	2004	2003	2002

Weighted-average assumprions used to determine benefit obligations at fiscal year end
Discount rate	5.75%	6.00%	6.50%	5.75%	6.00%	6.50%
Rate of increase in future compensation	3.75%	3.75%	4.00%	2.00%	4.00%	4.00%
Weighted-average assumprions used to determine
net periodic benefit cost
Discount rate	5.75%	6.50%	7.00%	6.00%	6.50%	7.00%
Expected long-term return on plan assets	8.75%	8.75%	9.00%	N/A	N/A	N/A
Rate of increase in future compensation	3.75%	4.00%	4.00%	4.00%	4.00%	4.00%
66

CPI CORP.
Notes to Consolidated Financial Statements

The following table provides the required information for the pension plan and supplemental retirement plan as in both cases benefit obligations are in excess of plan assets:

	Pension Plan		Supplemental Retirement Plan

thousands	2004	2003	2004	2003

Projected benefit obligation	$49,898	$45,307	$4,491	$4,428
Accumulated benefit obligation	48,303	43,807	4,351	3,547
Fair value of plan assets	32,412	31,546	—	—

The Company also maintains a noncontributory pension plan that covers all Canadian employees meeting certain service requirements. The plan provides pension benefits based on an employee’s length of service and annual compensation earned. The Company contributed approximately $385,000 and $252,000 to this retirement plan in calendar 2004 and 2003, respectively. Plan assets were $1.7 million as of December 31, 2004 and $1.3 million as of December 31, 2003, and consisted of several Canadian equity and fixed income funds and a global equity fund. No liability is reflected in the Company’s consolidated financial statements as the plan is fully funded.

NOTE 10– INCOME TAXES

The total income tax (benefit) provision is summarized in the following table:

thousands	2004	2003	2002

Total income tax (benefit) provision
Continuing operations	$(2,189)	$3,183	$4,212
Discontinued operations	(2,201)	(2,518)	(656)

Total income tax (benefit) provision	$(4,390)	$665	$3,556

The components of income tax expense (benefits) from continuing operations were:

thousands	2004	2003	2002

Federal
Current	$2,801	$2,841	$2,279
Deferred	(5,121)	104	1,551

Federal income tax	(2,320)	2,945	3,830

State
Current	276	100	1,023
Deferred	(648)	423	(202)

State income tax	(372)	523	821

Foreign
Current	387	—	(317)
Deferred	116	(285)	(122)

Foreign income tax	503	(285)	(439)

Total income tax provision (benefit)	$(2,189)	$3,183	$4,212

CPI CORP. Notes to Consolidated Financial Statements

A reconciliation of expected income tax expense at the federal statutory rate of 34% to the Company’s applicable income tax expense (benefit) follows:

thousands	2004	2003	2002

Tax at statutory rate	$(5,763)	$3,068	$4,197
State income tax, at statutory rate, net of	(246)	434	535
federal tax benefit
Tax effect of:
Nondeductible expenses	270	123	137
Tax credits and exclusions	(562)	(384)	(439)
Officers life insurance	784	(110)	(236)
Valuation allowance	3,296	—	—
Foreign taxes	260
Tax settlements	(228)	—	—
Other items	—	52	18

Applicable income taxes (benefit)	$(2,189)	$3,183	$4,212

In preparing its tax return, the Company is required to interpret complex tax laws and regulations and utilize income and cost allocation methods to determine its taxable income. On an ongoing basis, the Company is subject to examination by federal, state and foreign taxing authorities that may give rise to differing interpretation of the complex laws, regulations and methods. Due to the nature of the examination process, it generally takes years before these examinations are completed and matters are resolved. As of February 5, 2005, the Company is under examination for its federal tax return filed for fiscal years 2000-2002. In addition, examinations by various state taxing authorities date back to fiscal 1997. At February 5, 2005, the Company had recorded a current payable and an adjustment to certain long-term deferred tax assets to reflect the agreement with the Internal Revenue Service related to certain temporary differences. In addition, the Company has accrued interest expense that is expected to be assessed by the Service. At February 5, 2005, the Company believes that the aggregate amount of any additional tax liabilities that may arise from other examinations by taxing authorities, if any, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

Deferred income tax assets and liabilities reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for the same items for income tax reporting purposes.

CPI CORP. Notes to Consolidated Financial Statements

The components of the Company’s net deferred tax assets as of February 5, 2005 and February 7, 2004 were:

thousands	2004	2003

Deferred tax assets
Federal, state and foreign operating loss carry forwards	$15,659	$6,629
Pension and supplemental retirement benefits	7,568	5,617
Reserves, principally due to accrual for financial reporting purposes	5,527	3,437
Revenue recognition, principally due to SAB 101	773	1,478
Federal and foreign tax credit carry forwards	3,475	523

Gross deferred tax assets	33,002	17,684
Deferred tax liabilities
Property and equipment, principally due to differences in depreciation	(8,697)	(5,687)
Other	(87)	(87)

Gross deferred tax liabilities	(8,784)	(5,774)
Valuation allowance	(3,689)	(393)

Net deferred tax asset	$20,529	$11,517

As of February 5, 2005, the Company had available approximately $33.6 million in U.S. federal net operating loss carry forwards which expire beginning in 2023 and $7.0 million in capital loss carry forwards which expire in 2009. Also, the Company had available approximately $1.0 million of foreign tax credit carry forwards which expire in tax years 2012 and 2013 and $2.4 million of tax credit carry forwards which expire beginning in 2023.

The Company regularly assesses the likelihood that deferred tax assets will be recovered through future taxable income. To the extent, the Company believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. At February 5, 2005, the Company had a valuation allowance of approximately $3.7 million to fully reserve for deferred tax assets related to foreign tax credit carry forwards and capital loss carry forwards which are expected to expire unused. It’s management’s belief that the remaining deferred tax asset meet the criteria for realization, including the existence of a history of taxes paid sufficient to support the realization of deferred tax assets.

Undistributed earnings of the Company’s Canadian subsidiary were approximately $8.6 million at February 5, 2005. The American Jobs Creation Act (“AJCA”) was enacted on October 22, 2004. The AJCA created a temporary incentive for U.S. multinationals to repatriate accumulated earnings outside the United States by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The Company may elect to apply this provision to qualifying earnings repatriations in either fiscal year ended 2005 or 2006. As of February 5. 2005, the Company has not provided deferred taxes on foreign earnings because the determination of unrecognized deferred U.S. tax liability for undistributed earnings of international subsidiaries is not practicable. However, it is estimated that foreign withholding taxes of $430,000 may be payable if such earnings were distributed. Due to the complexity of the repatriat ion provision, the Company is still evaluating the effects of this provision on its plan for repatriation of foreign earnings and does not expect to be able to complete this evaluation until after the Congress or the Treasury Department provides additional guidance clarifying key elements of the provision.

CPI CORP. Notes to Consolidated Financial Statements

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases various premises and equipment under noncancellable operating lease agreements with initial terms in excess of one year and expiring at various dates through fiscal year 2009. The leases generally provide for the lessee to pay maintenance, insurance, taxes and certain other operating costs of the leased property. In addition to the minimum rental commitments, certain of these operating leases provide for contingent rentals based on a percentage of revenues in excess of specified amounts.

Rental expense during 2004, 2003, and 2002 on all operating leases was $1.8 million, $1.9 million, and $3.3 million, respectively.

Minimum rental payments under operating leases with initial terms in excess of one year at February 5, 2005, are as follows:

2005	$1,238
2006	723
2007	354
2008	79
2009	11

Total minimum payments	$2,405

Standby Letters of Credit

As of February 5, 2005, the Company had standby letters of credit outstanding in the principal amount of $6.2 million used in conjunction with the Company’s self-insurance programs. These letters of credit are collateralized by cash on deposit at the issuing bank in the amount of $6.2 million.

Purchase Commitments

As of February 5, 2005, the Company had outstanding purchase commitments for goods and services of $9.2 million.

Contingent Lease Obligations

In July 2001, the Company announced the completion of the sale of its Wall Décor segment which included the ongoing guarantee of certain operating real estate leases of Prints Plus. As of February 5, 2005, the maximum future obligation to the Company under its guarantee of these leases is $5.2 million. To recognize the risk associated with these leases and based upon the Company’s past experience with renegotiating lease obligations, a $1.0 million reserve was established in 2001 at time of the sale. As a result of the significant deterioration in the financial performance of Prints Plus in the third quarter of 2004, including its subsequent bankruptcy filing, all of which is more fully described in Note 12 to the Consolidated Financial Statements, the Company recorded an additional $2.1 million of lease obligation reserves bringing the total reserve at February 5, 2005 to $3.1 million. Based on the progress of the bankruptcy case to-date and the continued operations of selected locations of Prints Plus, the Company believes that the $3.1 million reserve is adequate to cover the potential losses to be realized under the Company’s operating lease guarantees.

CPI CORP. Notes to Consolidated Financial Statements

Contingent Commission Payments

On August 14, 2003, the Company announced the execution of an amendment with Sears eliminating the then-existing exclusivity provisions from that agreement. In return for the removal of the exclusivity provision, the Company, upon certain conditions, has agreed to provide Sears with certain commission adjustments (the “Contingent Payments”) through 2008, the remaining term of the current agreement.

The Contingent Payments are triggered only if the Company operates more than 24 domestic non-Sears portrait studios and the rate of growth in total contractual commissions paid to Sears by the Company under the pre-existing agreement does not exceed Sears’ same-store revenue growth rate by specified percentages, up to a maximum of 2%. If both of the above mentioned conditions occur, the Contingent Payments are determined by a formula included in the amendment to the agreement, however, in no event shall such payments exceed $2.5 million annually or $7.5 million cumulatively through 2008, the remaining term of the current agreement. No domestic non-Sears portrait studios were opened in 2004 or 2003 and thus no Contingent Payments were made in either year.

Legal Proceedings

The Company is a defendant in various lawsuits arising in the ordinary course of business. It is the opinion of management that the ultimate liability, if any, resulting from such lawsuits will not materially affect the consolidated financial position or results of operations of the Company.

NOTE 12 – ASSETS OF BUSINESS TRANSFERRED UNDER CONTRACTUAL ARRANGEMENTS

Since the completion of the sale of its former Wall Décor segment (Prints Plus) in 2001 to Prints Plus’ former management, the Company has had a continuing financial interest in Prints Plus. This continuing financial interest is represented by a preferred security carrying a 9% annual dividend rate, a secured revolving line of credit to Prints Plus, and operating lease guarantees related to certain of Prints Plus’ retail store locations.

The Preferred Security was initially valued at $11.0 million at the date of the sale of Prints Plus and through voluntary redemptions has been paid down to $7.0 million at February 5, 2005. Further, the outstanding balance on the secured revolving line of credit was paid in full from proceeds of holiday season cash receipts of Prints Plus resulting in no outstanding advances at February 5, 2005. As of February 5, 2005, the maximum future obligations to the Company under it lease guarantees is $5.2 million, before any landlord negotiations or subleasing.

The operating performance of Prints Plus significantly deteriorated during its quarter ended November 13, 2004 and subsequent thereto. As a result, during the third quarter of 2004, the Company determined that it was probable that the remaining carrying value of the Preferred Security at November 13, 2004 ($7.0 million) and the related accrued dividends ($544,000) will not be recoverable. In addition, it is likely that the Company will incur a liability related to its ongoing guarantees of certain of Prints Plus’ operating leases. Accordingly at November 13, 2004, the Company recorded an additional $2.1 million in accrued lease liability obligations relating to its lease guarantees. During the fourth quarter of 2004, the Company also established a reserve related to the additional fourth quarter dividends accrued relating to the Preferred Security in the amount of $145,000. Accordingly, as of February 5, 2005, the Company has recorded an impairment reserve of approximately $7.7 million related to the Preferred Security and related dividends and $3.1 million in accrued lease liability obligations relating to its lease guarantees. The amount advanced under its secured revolving line of credit was paid in full during the fourth quarter of 2004 and the underlying agreement was terminated.

CPI CORP. Notes to Consolidated Financial Statements

During the Company’s fourth quarter, Prints Plus filed a voluntary petition for relief in the United States Bankruptcy Court for the District of Massachusetts under Chapter 11 of the United States Bankruptcy Code. At February 5, 2005, based upon an analysis of the Company’s exposure under the operating lease guarantees, taking into account the progress of the bankruptcy case to date including those leases rejected in bankruptcy, the Company believes it has accrued sufficient liabilities for obligations under these operating leases. If successful in its reorganization efforts, Prints Plus is not expected to emerge from its Chapter 11 reorganization until at least mid-2005.

NOTE 13– FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Cash and Cash Equivalents, Receivables, Accounts Payable and Accrued Expenses

The carrying amounts approximate fair value at February 5, 2005 and February 7, 2004 due to the short maturity of these financial instruments.

Long-Term Debt

The fair value of the Company’s long-term debt is estimated based on quoted market prices for similar debt issues with the similar remaining maturities. On February 5, 2005, the carrying value and estimated fair market value of the Company’s long-term debt was $25.7 million and $26.8 million, respectively. On February 7, 2004, the carrying value and estimated fair market value of the Company’s debt was $34.2 million and $34.6 million, respectively.

CPI CORP. Notes to Consolidated Financial Statements

NOTE 14 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

thousands, except per share data
	QUARTER ENDED:
FISCAL YEAR 2004	May 1, 2004 (12 weeks)	July 24, 2004 (12 weeks)	November 13, 2004 (16 weeks)	February 5, 2005 (12 weeks)

Net sales	$54,925	$48,621	$78,821	$99,498
Gross margin	47,234	41,950	68,245	87,537
Net (loss) earnings from continuing operations	(7,649)	(6,519)	(13,438)	12,844
Net (loss) earnings from discontinued operations	(1,149)	(2,588)	(6)	(3)
Net (loss) earnings	(8,798)	(9,107)	(13,444)	12,841

Net (loss) earnings per share from continuing
operations - diluted	$(0.95)	$(0.82)	$(1.73)	$1.65
Net (loss) earnings per share from discontinued
operations - diluted	$(0.14)	$(0.32)	$—	$—
Net (loss) earnings per share - diluted	$(1.09)	$(1.14)	$(1.73)	$1.65

Net (loss) earnings per share from continuing
operations - basic	$(0.95)	$(0.82)	$(1.73)	$1.66
Net (loss) earnings per share from discontinued
operations - basic	$(0.14)	$(0.32)	$—	$—
Net (loss) earnings per share - basic	$(1.09)	$(1.14)	$(1.73)	$1.66

Weighted average number of common and
equivalent shares - diluted	8,101	7,988	7,752	7,797
Weighted average number of common and
equivalent shares - basic	8,101	7,988	7,752	7,759

	QUARTER ENDED:
FISCAL YEAR 2003	April 26, 2003 (12 weeks)	July 19, 2003 (12 weeks)	November 8, 2003 (16 weeks)	February 7, 2004 (13 weeks)

Net sales	$56,180	$60,896	$80,731	$101,237
Gross margin	48,357	53,011	70,685	86,921
Net (loss) earnings from continuing operations	(2,277)	(17)	(2,421)	10,557
Net (loss) earnings from discontinued operations	(453)	(809)	(1,955)	(1,407)
Net (loss) earnings	(2,730)	(826)	(4,376)	9,150

Net (loss) earnings per share from continuing
operations - diluted	$(0.28)	$—	$(0.30)	$1.29
Net (loss) earnings per share from discontinued
operations - diluted	$(0.06)	$(0.10)	$(0.24)	$(0.17)
Net (loss) earnings per share - diluted	$(0.34)	$(0.10)	$(0.54)	$1.12

Net (loss) earnings per share from continuing
operations - basic	$(0.28)	$—	$(0.30)	$1.31
Net (loss) earnings per share from discontinued
operations - basic	$(0.06)	$(0.10)	$(0.24)	$(0.17)
Net (loss) earnings per share - basic	$(0.34)	$(0.10)	$(0.54)	$1.14

Weighted average number of common and equivalent
shares - diluted	8,101	8,101	8,072	8,186
Weighted average number of common and equivalent
shares - basic	8,101	8,101	8,072	8,058
73

Item 9.        Change in and Disagreements with Accountants on Accounting and Financial Disclosure

                    None.

Item 9A.     Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including members of the Office of the Chief Executive and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this annual report. The evaluation was based in part upon reports and affidavits provided by a number of executives. Based upon, and as of the date of that evaluation, members of the Office of the Chief Executive and our Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There was no change in our internal control over financial reporting during 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the above evaluation, CPI’s management believes that its controls do provide such reasonable assurance.

Management’s Report on Internal Control Over Financial Reporting

CPI’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our internal control system was designed to provide reasonable assurance to CPI’s management and board of directors regarding the preparation and fair presentation of published financial statements. CPI’s management has assessed the effectiveness of our internal control over financial reporting as of February 5, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on management’s assessment utilizing these criteria we believe that, as of February 5, 2005, our internal control over financial reporting was effective. Our independent auditors, KPMG, LLP have audited management’s assessment of our internal control over financial reporting as stated in their report on pages 36 and 37.

Item 9B.     Other Information

                    Not Applicable.

PART III

Item 10.                  Directors and Executive Officers of the Registrant

Information required under this Item will be contained in the Registrant’s 2004 Proxy Statement to be filed with the SEC within 120 days of the end of the Registrant’s fiscal year 2004 and is incorporated herein by reference and will be delivered to stockholders in connection with the Annual Shareholders meeting to be held on June 23, 2005.

Item 11.                  Executive Compensation

Information required under this Item will be contained in the Registrant’s 2004 Proxy Statement to be filed with the SEC within 120 days of the end of the Registrant’s fiscal year 2004 and is incorporated herein by reference and will be delivered to stockholders in connection with the Annual Shareholders meeting to be held on June 23, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under this Item will be contained in the Registrant’s 2004 Proxy Statement to be filed with the SEC within 120 days of the end of the Registrant’s fiscal year 2004 and is incorporated herein by reference and will be delivered to stockholders in connection with the Annual Shareholders meeting to be held on June 23, 2005.

Item 13.                  Certain Relationships and Related Transactions

Information required under this Item will be contained in the Registrant’s 2004 Proxy Statement to be filed with the SEC within 120 days of the end of the Registrant’s fiscal year 2004 and is incorporated herein by reference and will be delivered to stockholders in connection with the Annual Shareholders meeting to be held on June 23, 2005.

Item 14.                  Principal Accounting Fees and Services

Information required under this Item will be contained in the Registrant’s 2004 Proxy Statement, to be filed with the SEC within 120 days of the end of the Registrant’s fiscal year 2004 and is incorporated herein by reference and will be delivered to stockholders in connection with the Annual Shareholders meeting to be held on June 23, 2005.

PART IV

Item 15. Exhibits and Financial Statement Schedules (a) CERTAIN DOCUMENTS FILED AS PART OF FORM 10-K

(1.)	FINANCIAL STATEMENTS	PAGES

	- Reports of Independent Registered Public Accounting Firm	35-37
- Consolidated Balance Sheets as of
	February 5, 2005 and February 7, 2004	38-39
- Consolidated Statements of Operations for
the fiscal years ended February 5, 2005,
	February 7, 2004 and February 1, 2003	40
- Consolidated Statements of Changes in
Stockholders’ Equity for the fiscal years ended
	February 5, 2005, February 7, 2004 and February 1, 2003	41
- Consolidated Statements of Cash Flows for
the fiscal years ended February 5, 2005,
	February 7, 2004 and February 1, 2003	42-43
	- Notes to Consolidated Financial Statements	44-73

        (2.)  FINANCIAL STATEMENT SCHEDULES

                Schedules to the consolidated financial statements required by Regulation S-X are omitted since the required information is included in the footnotes.

        (3.) EXHIBITS FILED UNDER ITEM 601 OF REGULATION S-K

                The exhibits to this Annual Report on Form 10-K are listed on the accompanying index and are incorporated herein by reference or are filed as part of this Annual Report on Form 10-K.

(a) EXHIBIT INDEX
EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

(3.1)	Articles of Incorporation of the Company, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 1989 on Form 10-K filed 4/30/90. File No. 1-10204

(3.2)	Bylaws of the Company, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 1989 on Form 10-K filed 4/30/90. File No. 1-10204

(3.4)	Amendment to Bylaws of the Company, incorporated by reference to CPI Corp.’s Form 8-K filed 8/18/95. File No. 0-11227

(3.5)	Amendment to Bylaws of the Company, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 1996 on Form 10-K filed 5/2/97. File No. 1-10204

(3.6)	Amendment to Bylaws of the Company, incorporated by reference to CPI Corp.’s Annual Report File No. 1-10204 for fiscal year 1993 on Form 10-K filed 5/4/94

(3.7)	Amendment to Bylaws of the Company, incorporate by reference to CPI Corp.’s Annual Report for fiscal year 2001 on Form 10-K filed 5/1/02. File No. 1-10204

(3.8)	Second Amendment to CPI Corp. Employees Profit Sharing Plan and Trust (As Amended and Restated Effective January 1, 1998), incorporated by reference to CPI Corp.’s Form 10-Q filed 6/7/02. File No. 1-10204

(3.9)	Amendment to Bylaws of the Company, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2003 on Form 10-K filed 4/21/04. File No. 1-10204

(3.10)	Amendment to Bylaws of the Company, incorporated by reference to CPI Corp.’s Form 10-Q filed 6/10/04. File No. 1-10204

(3.11)	Amendment to Bylaws of the Company, incorporated by reference to CPI Corp.’s Form 10-Q filed 9/02/04. File No. 1-10204

(4.1)	Articles of Incorporation and Bylaws of the Company, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 1989 on Form 10-K filed 4/30/90. File No. 1-10204

(4.2)	Note Agreement for CPI Corp. Senior Notes dated June 16, 1997, incorporated by reference to CPI Corp.’s Form 8-K filed 7/1/97. File No. 0-11227

(4.3)	CPI Corp. 7.46% Senior Notes due June 16, 2007, PPN 12617# ACO, incorporated by reference to CPI Corp.’s Form 8-K filed 7/1/97. File No. 0-11227

(4.4)	CPI Corp. 7.46% Senior Notes due June 16, 2007, Security No.!Inv5641!, incorporated by reference to CPI Corp.’s Form 8-K filed 7/1/97. File No. 0-11227

(4.5)	Registration of CPI Corp. Preferred Stock Purchase Rights, incorporated by reference to CPI Corp.’s Form 8-A12B filed 3/15/00. File No. 1-10204
77

EXHIBIT INDEX (Continued)

EXHIBIT NUMBER	DESCRIPTION

(10.1)	Registration of Securities on the New York Stock Exchange, incorporated by reference to CPI Corp.’s Form 8-A filed 3/21/89.

(10.6)	$30 Million Revolving Credit Note with Firstar Bank and Commerce Bank, incorporated by reference to CPI Corp.’s Form 10-Q filed 9/1/00. File No. 1-10204

(10.7)	$10 Million Revolving Credit Note with Commerce Bank, incorporated by reference to CPI Corp.’s Form 10-Q filed 9/1/00. File No. 1-10204

(10.8)	$20 Million Revolving Credit Note with Firstar Bank, incorporated by reference to CPI Corp.’s Form 10-Q filed 9/1/00. File No. 1-10204

(10.9)	License Agreement Sears, Roebuck & Co., incorporated by reference to CPI Corp.’s Annual Report for fiscal year 1998 on Form 10-K filed 5/5/99. File No. 1-10204

(10.10)	Second Amendment to License Agreement Sears, Roebuck & Co., incorporated by reference to Annual Report for fiscal year 1998 on Form 10-K filed 5/5/99. File No. 1-10204

(10.11)	Second Amendment to License Agreement Sears, Roebuck & Co. (Off Mall), incorporated by reference to CPI Corp.’s Form 10-Q filed 12/23/99. File No. 1-10204

(10.12)	Second Amendment to License Agreement Sears, Roebuck & Co. (Off Mall), incorporated by reference to CPI Corp.’s Form 10-Q filed 12/23/99. File No. 1-10204

(10.13)	License Agreement Sears, Roebuck De Puerto Rico, Inc., incorporated by reference to CPI Corp.’s Annual Report for fiscal year 1998 on Form 10-K filed 5/5/99. File No. 1-10204

(10.14)	License Agreement Sears Canada, Inc., incorporated by reference to CPI Corp.’s Annual Report for fiscal year 1998 on Form 10-K filed 5/5/99. File No. 1-10204

(10.15)

Development and License Agreement between Sears, Roebuck and Co. and Consumer Programs, Incorporated, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2000 on Form 10-K filed 5/3/01. File No. 1-10204

(10.16)*	Employment Contract Alyn V. Essman, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 1997 on Form 10-K filed 5/6/98. File No. 1-10204

(10.17)*	Retirement Agreement for Alyn V. Essman, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2000 on Form 10-K filed 5/3/01. File No. 1-10204

(10.18)*	Employment Contract for J. David Pierson, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2000 on Form 10-K filed 5/3/01. File No. 1-10204

(10.19)*	Employment Contract Russell H. Isaak, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 1997 on Form 10-K filed 5/6/98. File No. 1-10204
78

EXHIBIT INDEX (Continued)

EXHIBIT NUMBER	DESCRIPTION

(10.20)*	Employment Contract for Russell A. Isaak, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2000 on Form 10-K filed 5/3/01. File No. 1-10204

(10.21)*	Employment Contract Patrick J. Morris, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 1997 on Form 10-K filed 5/6/98. File No. 1-10204

(10.22)*	Employment Contract for Patrick J. Morris, incorporated by reference to CPI Corp.’s Annual Reportfor fiscal year 2000 on Form 10-K filed 5/3/01. File No. 1-10204

(10.23)*	Employment Contract for Timothy F. Hufker, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2000 on Form 10-K filed 5/3/01. File No. 1-10204

(10.24)*	Employment Contract Barry C. Arthur, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 1997 on Form 10-K filed 5/6/98. File No. 1-10204

(10.25)*	Employment Contract Fran Scheper, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 1997 on Form 10-K filed 5/6/98. File No. 1-10204

(10.26)*	Employment Contract Jane E. Nelson, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 1999 on Form 10-K filed 4/26/00. File No. 1-10204

(10.27)

CPI Corp. Employees Profit Sharing Plan & Trust (As Amended and Restated Effective January 1, 1998 ), incorporated by reference to CPI Corp.’s Annual Report for fiscal year 1998 on Form 10-K filed 5/5/99. File No. 1-10204

(10.28)

First Amendment to CPI Corp. Employee Profit Sharing Plan & Trust (As Amended and Restated Effective January 1, 1998 ) (Effective January 1, 1999), incorporated by reference to CPI Corp.’s Annual Report for fiscal year 1998 on Form 10-K filed 5/5/99. File No. 1-10204

(10.29)	CPI Corp. 1981 Stock Bonus Plan (As Amended and Restated Effective 2/3/91 ), incorporated by reference to CPI Corp.’s Annual Report for fiscal year 1992 on Form 10-K filed 5/5/93. File No. 1-10204

(10.30)

First Amendment to CPI Corp. 1981 Stock Bonus Plan (As Amended and Restated Effective February 3, 1991 ) Effective January 1, 1995 , incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2000 on Form 10-K filed 5/3/01. File No. 1-10204

(10.31)

CPI Corp. Deferred Compensation and Retirement Plan for Non-Management Directors (Amended and Restated as of January 28, 2000 ), incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2000 on Form 10-K filed 5/3/01. File No. 1-10204

(10.32)

Deferred Compensation and Stock Appreciation Rights Plan (Amended and Restated as of June 6, 1996 ), incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2000 on Form 10-K filed 5/3/01. File No. 1-10204

79

EXHIBIT INDEX (Continued)

EXHIBIT NUMBER	DESCRIPTION

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

(10.37)	Stock Purchase Agreement By and Between Ridgedale Prints Plus, Inc. and TRU Retail, Inc., incorporated by reference to CPI Corp.’s Form 10-Q filed 6/8/01. File No. 1-10204

(10.38)	First Amendment to Revolving Credit Agreement, incorporated by reference to CPI Corp.’s Form 10-Q filed 8/31/01. File No. 1-10204

(10.39)	Loan Agreement among TRU Retail, Inc., Prints Plus, Inc. and Consumer Programs Incorporated, incorporated by reference to CPI Corp.’s Form 10-Q filed 8/31/01. File No. 1-10204

(10.40)	Stock Purchase Agreement among Ridgedale Prints Plus, Inc., and TRU Retail, Inc., incorporated, incorporated by reference to CPI Corp.’s Form 10-Q filed 8/31/01. File No. 1-10204

(10.41)	Exhibit B, Certificate of Designation, Preferences and Rights of Series A Preferred Security of TRU Retail, Inc., incorporated by reference to CPI Corp.’s Form 10-Q filed 8/31/01. File No. 1-10204

(10.42)*	Employment Agreement by and between Jack Krings and CPI Corp., incorporated by reference to CPI Corp.’s Form 10-Q filed 12/21/01. File No. 1-10204

(10.43)	Second Agreement to Revolving Credit Agreement, incorporated by reference to CPI Corp.’s Form 10-Q filed 12/21/01. File No. 1-10204

(10.44)	Third Amendment to Revolving Credit Agreement, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2001 on Form 10-K filed 5/1/02. File No. 1-10204

(10.45)	Consulting Agreement by and between Patrick J. Morris and CPI Corp., incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2001 on Form 10-K filed 5/1/02. File No. 1-10204
80

EXHIBIT INDEX (Continued)

EXHIBIT NUMBER	DESCRIPTION

(10.46)	Retirement and Release Agreement by and between Russell Isaak and CPI Corp., incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2001 on Form 10-K filed 5/1/02. File No. 1-10204

(10.47)	Retirement and Release Agreement by and between Patrick J. Morris and CPI Corp., incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2001 on Form 10-K filed 5/1/02. File No. 1-10204

(10.48)	Centrics Technology, Inc. Stock Option Plan, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2001 on Form 10-K filed 5/1/02. File No. 1-10201

(10.49)	Fourth Amendment to Revolving Credit Agreement, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2001 on Form 10-K filed 5/1/02. File No. 1-10204

(10.50)*	Employment Agreement by and between Gary W. Douglass and CPI Corp., incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2001 on Form 10-K filed 5/1/02. File No. 1-10204

(10.51)	Third Amendment to Sears Contract, incorporated by reference to CPI Corp.’s Form 10-Q filed 6/7/02. File No. 1-10204

(10.52)

First Amendment to CPI Corp. Deferred Compensation and Retirement Plan for Non-management Directors (As Amended and Restated as of January 28, 2002 ), incorporated by reference to CPI Corp.’s Form 10-Q filed 6/7/02. File No. 1-10204

(10.53)	Fifth Amendment to Sears License Agreement, incorporated by reference to CPI Corp.’s Form 10-Q filed 12/11/02. File No. 1-10204

(10.54)	Sixth Amendment to Sears License Agreement, incorporated by reference to CPI Corp.’s Form 10-Q filed 12/11/02. File No. 1-10204

(10.55)*	Third Amendment to Sears License Agreement (Off Mall), incorporated by reference to CPI Corp.’s Form 10-Q filed 12/11/02. File No. 1-10204

(10.56)	Fourth Amendment to Sears License Agreement (Off Mall), incorporated by reference to CPI Corp.’s Form 10-Q filed 12/11/02. File No. 1-10204

(10.57)	Fifth Amendment to Sears License Agreement (Off Mall), incorporated by reference to CPI Corp.’s Form 10-Q filed 12/11/02. File No. 1-10204

(10.58)*	Employment Agreement by and between Peggy J. Deal and CPI Corp., incorporated by reference to CPI Corp.’s Form 10-Q filed 12/11/02. File No. 1-10204

(10.59)*	Employment Agreement by and between Thomas Gallahue and CPI Corp., incorporated by reference to CPI Corp.’s Form 10-Q filed 12/11/02. File No. 1-10204
81

EXHIBIT INDEX (Continued)

EXHIBIT NUMBER	DESCRIPTION

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

(10.63)*	Employment Agreement by and between CPI Corp. and Jeffrey Sexton, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2002 on Form 10-K filed 5/15/03. File No. 1-10204

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

(10.71)

Resolutions of the Board of Directors of CPI Corp. to terminate the Voluntary Stock Option Plan, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2003 on Form 10-K filed 4/21/04. File No. 1-10204

(10.72)

First Amendment to Employment Agreement by and between Consumer Programs Incorporated and J. David Pierson, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2003 on Form 10-K filed 4/21/04. File No. 1-10204

82

EXHIBIT INDEX (Continued)

EXHIBIT NUMBER	DESCRIPTION

(10.73)	Third Amendment to CPI Corp. Retirement Plan and Trust, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2003 on Form 10-K filed 4/21/04. File No. 1-10204

(10.74)

Fourth Amendment to License Agreement by and between Sears, Roebuck and Co. and Consumer Programs Incorporated, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2003 on Form 10-K filed 4/21/04. File No. 1-10204

(10.75)	Indemnification Agreement by and between CPI Corp. and Edmond S. Abrain, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2003 on Form 10-K filed 4/21/04. File No. 1-10204

(10.76)	Indemnification Agreement by and between CPI Corp. and James R. Clifford, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2003 on Form 10-K filed 4/21/04. File No. 1-10204

(10.77)	Indemnification Agreement by and between CPI Corp. and Joanne Sawhill Griffin, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2003 on Form 10-K filed 4/21/04. File No. 1-10204

(10.78)	Indemnification Agreement by and between CPI Corp. and Lee Liberman, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2003 on Form 10-K filed 4/21/04. File No. 1-10204

(10.79)	Indemnification Agreement by and between CPI Corp. and Nicholas L. Reding, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2003 on Form 10-K filed 4/21/04. File No. 1-10204

(10.80)	Indemnification Agreement by and between CPI Corp. and Ingrid Otero-Smart, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2003 on Form 10-K filed 4/21/04. File No. 1-10204

(10.81)	Indemnification Agreement by and between CPI Corp. and Martin Sneider, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2003 on Form 10-K filed 4/21/04. File No. 1-10204

(10.82)	Indemnification Agreement by and between CPI Corp. and Virginia V. Weldon, incorporated by reference to CPI Corp.’s Annual Report for fiscal year 2003 on Form 10-K filed 4/21/04. File No. 1-10204

(10.83)	Sixth Amendment to License Agreement by and between Sears, Roebuck and Co. and Consumer Programs Incorporated, incorporated by reference to CPI Corp.’s Form 10-Q filed 9/02/04. File No. 1-10204

* Employment contract is automatically renewed and extended for one year unless terminated by the Board of Directors of the employee.
83

EXHIBIT INDEX (Continued)

EXHIBIT NUMBER	DESCRIPTION

(10.84)	Software License Agreement by and between Express Digital Graphics, Inc. and CPI Corp. dated March 29, 2005

(10.85)	Software Maintenance Agreement by and between Express Digital Graphics, Inc. and CPI Corp. dated March 29, 2005

(10.86)

Credit Agreement by and among CPI Corp., Various Financial Institutions Party Hereto (Lenders), LaSalle Bank National Association (as Administrative Agent) and LaSalle Bank National Association (as Arranger) dated as of April 15, 2005

(10.87)	Stock Award and Restriction Agreement by and between CPI Corp. and David M. Meyer effective as of April 14, 2005

(10.88)	Letter Amendment No. 1 to Note Purchase Agreements by and among CPI Corp., The Prudential Insurance Company of America and The Guardian Life Insurance Company of America dated April 15, 2005

(10.89)	CPI Corp. Performance Plan Adopted Effective as of April 14, 2005

(10.90)	CPI Corp. Non-Employee Directors Restricted Stock Policy Pursuant to the CPI Corp. Restricted Stock Plan Adopted Effective as of April 14, 2005

(10.91)	CPI Corp. Non-Employee Directors Restricted Stock Policy (Restricted Stock Election) Adopted by the Company April 14, 2005

(10.92)	Restricted Stock Award Agreement

(10.93)	First Amendment to Employment Agreement by and between Consumer Programs Incorporated and Jack Krings

(10.94)	First Amendment to Employment Agreement by and between Consumer Programs Incorprated and Thomas Gallahue

(10.95)	Retirement and Release Agreement by and between Consumer Programs Incorporated and Fran Scheper

(11.1)	Computation of Earnings Per Share - Diluted

(11.2)	Computation of Earnings Per Share - Basic
84

EXHIBIT INDEX (Continued)

EXHIBIT NUMBER	DESCRIPTION

(14.0)	Code of Business Conduct and Ethics

(21.0)	Subsidiaries of the Registrant

(23.0)	Independent Auditor’s Consent

(31.1)	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934 by the Chairman of the Board of Directors and Member of the Office of the Chief Executive

(31.2)

Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934 by the Executive Vice President, Finance and Chief Financial Officer and Member of the Office of the Chief Executive

(31.3)	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934 by the President, Chief Operating Officer and Member of the Office of the Chief Executive

(32.0)

Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chairman of the Board of Directors and Member of the Office of the Chief Executive and the Executive Vice President, Finance and Chief Financial Officer and Member of the Office of the Chief Executive

(b)	FINANCIAL STATEMENT SCHEDULE REQUIRED BY REGULATION S-X

–See Item 15(a)(2)
85

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of April 2005.

CPI CORP.

BY:	/s/ David M. Meyer

David M. Meyer
Chairman of the Board of Directors and
Member of the Office of the Chief Executive

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURES OF DIRECTORS AND PRINCIPAL OFFICERS

	Signature	Title	Date

/s/	David M. Meyer	Chairman of the Board of Directors	April 21, 2005
and Member of the Office of the
	(David M. Meyer)	Chief Executive

/s/	James J. Abel	Director	April 21, 2005

(James J. Abel)

/s/	Michael S. Koeneke	Director	April 21, 2005

(Michael S. Koeneke)

/s/	Mark R. Mitchell	Director	April 21, 2005

(Mark R. Mitchell)

/s/	John Turner White, IV	Director	April 21, 2005

(John Turner White, IV)

/s/	Gary W. Douglass	Executive Vice President,	April 21, 2005
Finance and Chief Financial
	(Gary W. Douglass)	Officer and Member of the
Office of the Chief Executive

/s/	Jack Krings	President, Chief Operating Officer	April 21, 2005
and Member of the Office of the
	(Jack Krings)	Chief Executive

/s/	Kimberly A. LaBelle	Vice President, Controller	April 21, 2005
Principal Accounting Officer
(Kimberly A. LaBelle)
86