Form 10-Q
period 2005-04-30
CPI CORP
filed 2005-06-08
CIK 25354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2005

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10204

CPI Corp.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 1706 Washington Ave., St. Louis, Missouri (Address of principal executive offices)	43-1256674 (I.R.S. Employer Identification No.) 63103 (Zip Code)

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

|X| Yes   |_| No

As of June 6, 2005, the Registrant had 7,850,297 common shares outstanding.

CPI CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
12 Weeks Ended April 30, 2005

CPI CORP.
Interim Condensed Consolidated Balance Sheets – Assets

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

thousands	April 30, 2005 (Unaudited)	February 5, 2005

ASSETS
Current assets:
Cash and cash equivalents	$25,021	$33,883
Restricted cash-collateral for outstanding letters of credit	5,904	6,154
Accounts receivable:
Due from licensor stores	8,989	7,365
Other	143	326
Inventories	11,087	10,521
Prepaid expenses and other current assets	7,041	6,905
Deferred tax assets	10,834	8,795

Total current assets	69,019	73,949

Property and equipment:
Land	2,765	2,765
Building improvements	26,405	26,684
Leasehold improvements	5,954	6,005
Photographic, sales and manufacturing equipment	179,645	183,979

Total	214,769	219,433
Less accumulated depreciation and amortization	171,419	177,775

Property and equipment, net	43,350	41,658
Assets of business transferred under contractual arrangements:
Preferred Security	7,000	7,000
Accrued dividends on preferred security	834	689
Impairment reserve related to preferred security interest	(7,834)	(7,689)
Other investments - supplemental retirement plan	6,190	6,141
Deferred tax assets	10,679	11,734
Other assets, net of amortization of $1,359 at both April 30, 2005
and February 5, 2005	1,537	1,618

TOTAL ASSETS	$130,775	$135,100

See accompanying notes.

CPI CORP.
Interim Condensed Consolidated Balance Sheets – Liabilities and Stockholders’ Equity

thousands, except share and per share data	April 30, 2005 (Unaudited)	February 5, 2005

LIABILITIES
Current liabilities:
Current maturities of long-term debt	$8,580	$8,580
Accounts payable	11,555	13,011
Accrued employment costs	11,682	12,463
Customer deposit liability	23,606	21,828
Accrued severance	4,080	4,205
Income taxes payable	2,641	2,872
Sales taxes payable	1,094	1,886
Accrued advertising expenses	1,297	1,568
Accrued expenses and other liabilities	5,789	5,348

Total current liabilities	70,324	71,761

Long-term debt, less current maturities	17,058	17,050
Accrued pension obligations	14,349	13,993
Supplemental retirement plan obligations	4,550	4,512
Customer deposit liability	3,971	4,334
Other liabilities	163	564

Total liabilities	110,415	112,214

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 1,000,000 shares authorized; no shares outstanding	—	—
Preferred stock, Series A, no par value, 200,000 shares authorized;
no shares outstanding	—	—
Common stock, $0.40 par value. 50,000,000 shares authorized; 18,476,718 and
18,432,779 shares outstanding at April 30, 2005 and February 5, 2005, respectively	7,391	7,373
Additional paid-in capital	53,947	53,301
Retained earnings	203,513	206,812
Accumulated other comprehensive loss	(10,567)	(10,505)

	254,284	256,981
Treasury stock - at cost, 10,639,543 and 10,672,236 at April 30, 2005 and
February 5, 2005, respectively	(233,541)	(234,031)
Unamortized deferred compensation- restricted stock	(383)	(64)

Total stockholders’ equity	20,360	22,886

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$130,775	$135,100

See accompanying notes.

CPI CORP.
Interim Condensed Consolidated Statements of Operations
(Unaudited)

	12 Weeks Ended

thousands, except share and per share data	April 30, 2005	May 1, 2004

Net sales	$55,804	$54,925

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	7,465	7,691
Selling, general and administrative expenses	47,130	45,678
Depreciation and amortization	4,273	3,861
Other charges and impairments	109	9,563

	58,977	66,793

Loss from continuing operations	(3,173)	(11,868)

Interest expense	451	599
Interest income	175	281
Other income, net	171	45

Loss from continuing operations before income tax benefit	(3,278)	(12,141)
Income tax benefit	1,220	4,492

Net loss from continuing operations	(2,058)	(7,649)
Net loss from discontinued operations, net of income tax benefit	—	(1,149)

NET LOSS	$(2,058)	$(8,798)

NET LOSS PER COMMON SHARE

Net loss per share from continuing operations - diluted	$(0.26)	$(0.95)
Net loss per share from discontinued operations - diluted	—	(0.14)

Net loss per share - diluted	$(0.26)	$(1.09)

Net loss per share from continuing operations - basic	$(0.26)	$(0.95)
Net loss per share from discontinued operations - basic	—	(0.14)

Net loss per share - basic	$(0.26)	$(1.09)

Dividends per share	$0.16	$0.16

Weighted average number of common and common
equivalent shares outstanding-diluted	7,809,608	8,100,572

Weighted average number of common and common
equivalent shares outstanding-basic	7,809,608	8,100,572

See accompanying notes.

CPI CORP.
Interim Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

Twelve weeks ended April 30, 2005

thousands, except share and per share data	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock, at cost	Deferred compensation - restricted stock	Total

Balance at February 5, 2005	$7,373	$53,301	$206,812	($10,505)	($234,031)	($64)	$22,886

Net loss	—	—	(2,058)	—	—	—	(2,058)
Total other comprehensive loss	—	—	—	(62)	—	—	(62)

Total comprehensive loss	—	—	—	—	—	—	(2,120)
Issuance of common stock to
employee benefit plans and
restricted stock awards (76,632
shares)	18	646	—	—	490	(664)	490
Dividends ($.16 per common share)	—	—	(1,241)	—	—	—	(1,241)
Amortization of deferred
compensation - restricted stock	—	—	—	—	—	345	345

Balance at April 30, 2005	$7,391	$53,947	$203,513	($10,567)	($233,541)	($383)	$20,360

See accompanying notes.

CPI CORP.
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	12 Weeks Ended

thousands	April 30, 2005	May 1, 2004

Reconciliation of net loss from continuing operations to cash flows
(used in) provided by operating activities:

Net loss from continuing operations	$(2,058)	$(7,649)

Adjustments for items not requiring cash:
Depreciation and amortization	4,442	3,864
Loss on disposition of property, plant and equipment	218	69
Deferred income taxes	(984)	(958)
Deferred revenues and related costs	1,205	93
Accrued interest on preferred security	—	(145)
Accelerated vesting of supplemental retirement plan benefits	—	3,338
Other impairment charges	—	2,895
Other	11	(764)

(Increase) decrease in current assets:
Receivables and inventories	(2,006)	(65)
Refundable income taxes	(231)	(3,359)
Prepaid expenses and other current assets	126	679

Increase (decrease) in current liabilities:
Accounts payable	(1,456)	4,890
Accrued expenses and other liabilities	(1,528)	49

Cash flows (used in) provided by continuing operations	(2,261)	2,937
Cash flows used in discontinued operations	—	(1,617)

Cash flows (used in) provided by operating activities	$(2,261)	$1,320

See accompanying notes.

CPI CORP.
Interim Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	12 Weeks Ended

thousands	April 30, 2005	May 1, 2004

Cash flows (used in) provided by operating activities	$(2,261)	$1,320

Cash flows (used in) provided by financing activities:
Reduction in restricted cash-collateral for outstanding letters of credit	250	—
Proceeds from borrowings against cash surrender value of life insurance	—	184
Issuance of common stock to employee stock plans
and restricted stock awards	664	410
Cash dividends	(1,241)	(1,291)

Cash flows used in financing activities:	(327)	(697)

Cash flows (used in) provided by investing activities:
Additions to property and equipment	(6,200)	(4,905)
Proceeds from sales of property and equipment	1	—
Proceeds from sale of assets held for sale	20	—
Changes in loan receivable:
Borrowings	—	(11,868)
Repayments	—	10,520
Increase in assets held in Rabbi Trust	(117)	(300)
Supplemental retirement payments funded by assets held in Rabbi Trust	68	309

Cash flows used in investing activities	(6,228)	(6,244)

Effect of exchange rate changes on cash and cash equivalents	(46)	(308)

Net decrease in cash and cash equivalents	(8,862)	(5,929)

Cash and cash equivalents at beginning of period	33,883	51,011

Cash and cash equivalents at end of period	$25,021	$45,082

Supplemental cash flow information:
Income taxes refunded (paid)	$22	$(100)

Supplemental non-cash financing activities:
Issuance of treasury stock under the employee profit sharing plan	$490	$554

See accompanying notes.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company operates 1,021 professional portrait studios as of April 30, 2005 throughout the United States, Canada and Puerto Rico principally under license agreements with Sears, Roebuck and Co. (“Sears”). The Company also operates searsphotos.com, an on-line photofinishing service as well as a vehicle for the Company’s customers to archive, share portraits via email and order additional portraits and products.

The Interim Condensed Consolidated Balance Sheet as of April 30, 2005, the related Interim Condensed Consolidated Statements of Operations for the 12 weeks ended April 30, 2005 and May 1, 2004, the Interim Condensed Consolidated Statement of Changes in Stockholders’ Equity for the 12 weeks ended April 30, 2005 and the Interim Condensed Consolidated Statements of Cash Flows for the 12 weeks ended April 30, 2005 and May 1, 2004, are unaudited. The interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the CPI Corp. 2004 Annual Report on Form 10-K for its fiscal year ended February 5, 2005. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

The preparation of financial statement in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain reclassifications have been made to the 2004 financial statements to conform with the current year presentation.

NOTE 2 – BORROWINGS

On April 15, 2005, the Company entered into a new $30.0 million (reducing to $25 million in February 2006 and $20 million in February 2007) unsecured bank revolving credit facility (the “Revolving Facility”), which will expire on April 13, 2007 and carries a variable interest rate charged at either LIBOR or prime rate funds, with an applicable margin added.

Concurrent with the closing of the Revolving Facility, the Company amended its existing Senior Note agreement to allow it to incur additional indebtedness without violating the debt to equity ratio covenant included in the original agreement. The covenants of the amended Senior Note Agreement now principally mirror those included in the Revolving Facility.

At April 30, 2005, the Company had $25.6 million outstanding under its existing Senior Note Agreement and no borrowings against its $30.0 million Revolving Facility. The Company was in compliance with all the covenants under its Senior Note Agreement and its Revolving Facility as of April 30, 2005.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

NOTE 3 – OTHER CHARGES AND IMPAIRMENTS

Other charges and impairments for the periods ended April 30, 2005 and May 1, 2004 included the following:

	12 Weeks Ended

thousands	April 30, 2005	May 1, 2004

Accruals related to accelerated vesting of supplemental	$—	$3,414
retirement plan benefits and guaranteed bonuses for 2004
Impairment charges	—	3,067
Reserves for severance and related costs	134	2,036
Consent solicitation costs	—	846
Contract terminations and settlements	(25)	200

Total Other Charges and Impairments	$109	$9,563

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

Reserves for Severance and Related Costs

During the first quarter of 2004, the Company established a reserve for severance and related costs consisting principally of potential benefits related to severance pay and supplemental retirement plan costs associated with the dismissal of certain executives. During the first quarter of 2005, the Company accrued an additional $134,000 in costs related to the dismissal of certain of those executives.

Consent Solicitation Costs

In the first quarter of 2004, the Company incurred $846,000 of professional services costs related to the consent solicitation that was completed in March 2004. These costs included $154,000 of consent-related costs incurred by the Knightspoint Group, which the Company has reimbursed.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

Contract Terminations and Settlements

During the first quarter of 2005, a favorable settlement of a professional services billing was negotiated resulting in the reversal of $25,000 of a previous accrual.

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

NOTE 4 – STOCKHOLDERS’ EQUITY

The following table shows the computation of comprehensive income (loss):

	12 Weeks Ended

thousands	April 30, 2005	May 1, 2004

Net loss	$(2,058)	$(8,798)

Other comprehensive loss:
Foreign currency translation adjustments	(62)	(575)

Total accumulated other comprehensive loss	(62)	(575)

Total comprehensive loss	$(2,120)	$(9,373)

The following table displays the components of accumulated other comprehensive loss as of April 30, 2005 and February 5, 2005.

thousands	April 30, 2005	February 5, 2000

Foreign currency translation adjustments	$1,647	$1,585
Minimum pension liability, net of taxes	8,920	8,920

Accumulated other comprehensive loss	$10,567	$10,505

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

NOTE 5 – STOCK-BASED COMPENSATION PLANS

At April 30, 2005, the Company had various stock-based employee compensation plans, which are described more fully in Note 8 of the Notes to Consolidated Financial Statements in the Company’s 2004 Annual Report on Form 10-K. The Company accounts for those plans in accordance with APB No. 25, “Accounting For Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost was reflected in net income, as no options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.

	12 Weeks Ended

thousands, except per share data	April 30, 2005	May 1, 2004

Net loss - as reported	$(2,058)	$(8,798)
Less: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related taxes (1)	—	(33)

Net loss - pro forma	$(2,058)	$(8,831)

Loss per common share - basic
As reported	$(0.26)	$(1.09)
Pro forma (1)	$—	$(1.09)
Loss per common share - diluted
As reported	$(0.26)	$(1.09)
Pro forma (1)	$—	$(1.09)

(1)

All outstanding stock option grants became fully vested during the first quarter of 2004 as a result of the change of control of the Company’s Board of Directors. No new stock options were granted during the first quarter of 2005.

On April 14, 2005, the Board of Directors approved a grant of 34,562 shares of restricted stock to its Chairman of the Board who has been acting in an executive officer capacity since October 6, 2004, when the Company formed its Office of the Chief Executive. The compensation award included the grant, without restrictions, of 17,281 shares of the Company’s common stock and 17,281 shares of restricted stock that vests ratably from April 2005 through September 2005. The total fair value of the award at the date of the grant was $519,121. The fair value of the 17,281 shares awarded, without restrictions, amounted to $259,561, $175,000 of which represented compensation for fiscal 2004 and was recorded as such in the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended February 5, 2005. During the first quarter of 2005, $126,000 of compensation expense was recorded related to the remainder of the expense pertaining to the unrestricted shares as well as the amortization related to the restricted shares that vested through April 30, 2005.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

On April 14, 2005, the Board of Directors approved the CPI Corp. Non-Employee Directors Restricted Stock Policy allowing members of the Board of Directors to become participants in the Restricted Stock plan. On May 5, 2005, the Board of Directors approved a grant of 13,122 shares of restricted stock to its members of the Board of Directors in lieu of board retainer fees and certain committee chair fees they receive as directors of the Company.

On April 21, 2005, the Board of Directors approved a grant of 9,377 shares of restricted stock to certain employees in conjunction with 2004 performance awards.

NOTE 6 – EMPLOYEE BENEFIT PLANS

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

The following table sets forth the components of net periodic benefit cost for the defined benefit plans:

	12 Weeks Ended		12 Weeks Ended

	Pension Plan		Supplemental Retirement Plan

thousands	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004

Components of net periodic benefit cost:
Service cost	$117	$353	$26	$36
Interest cost	651	624	57	85
Expected return on plan assets	(644)	(677)	—	—
Amortization of prior service cost	10	10	7	—
Amortization of net (gain) loss	222	319	(4)	—
Accelerated vesting	—	—	—	3,338
Settlement expense	—	—	—	86
Curtailment expense	—	—	—	230

Net periodic benefit cost	$356	$629	$86	$3,775

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

NOTE 7 – CONTINGENCIES

Standby Letters of Credit

As of April 30, 2005, the Company had outstanding standby letters of credit in the principal amount of $5.9 million used in conjunction with the Company’s self insurance programs, which were collateralized by cash on deposit at the issuing bank in the amount of $5.9 million.

On May 17, 2005, the Company replaced all of the outstanding collateralized standby letters of credit with new letters of credit issued under the Company’s new revolving credit facility. Accordingly, the restricted cash which had been deposited as cash collateral has been returned to the Company for general corporate purposes.

Litigation

The Company is a defendant in various lawsuits arising in the ordinary course of business. It is the opinion of management that the ultimate liability, if any, resulting from such lawsuits will not materially affect the consolidated financial position or results of operations of the Company.

Contingent Lease Obligations

In July 2001, the Company announced the completion of the sale of its Wall Décor segment which included the ongoing guarantee of certain operating real estate leases of Prints Plus. As of April 30, 2005, the maximum future obligation to the Company under its guarantee of these leases is $4.5 million. To recognize the risk associated with these leases and based upon the Company’s past experience with renegotiating lease obligations, a $1.0 million reserve was established in 2001 at time of the sale. As a result of the significant deterioration in the financial performance of Prints Plus in the third quarter of 2004, including its subsequent bankruptcy filing, all of which is more fully described in Note 12 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended February 5, 2005, the Company recorded an additional $2.1 million of lease obligation reserves bringing the total reserve at April 30, 2005 to $3.1 million. Based on the progress of the bankruptcy case to-date, including Prints Plus’ receipt of debtor-in-possession financing on May 18, 2005, and the continued operations of selected locations of Prints Plus, the Company believes that the $3.1 million reserve is adequate to cover the potential losses to be realized under the Company’s operating lease guarantees.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

To assist Print Plus in obtaining the above-mentioned debtor-in-possession financing facility, the Company guaranteed $300,000 of the facility by posting a letter of credit with the lender.

NOTE 8 – CHANGE OF CONTROL

On March 24, 2004, Knightspoint Partners I, L.P. and other entities participating with them (“Knightspoint Group”) completed a solicitation of the Company’s stockholders. The effect of the consent solicitation was to, among other things, remove seven of the nine members of the Company’s Board of Directors, decrease the size of the Board to eight directors and elect six Knightspoint Group nominees to the Board.

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

EXECUTIVE OVERVIEW

The Company’s Operations

CPI Corp. is a long-standing leader, based on sittings and related revenues, in the professional portrait photography of young children and families. From a single studio opened by our predecessor company in 1942, we have grown to 1,021 studios throughout the United States, Canada and Puerto Rico principally, under license agreements with Sears. We have provided professional portrait photography for Sears’ customers since 1959 and have been the exclusive Sears portrait studio operator since 1986.

As of the end of the first quarter in fiscal 2005 and 2004 the Company’s studio counts were:

	April 30, 2005	May 1, 2004

United States and Puerto Rico:
Within full-line Sears stores	865	863
Locations not within Sears stores	40	39

Canada	116	118

Total	1,021	1,020

During the first quarter of 2005, the Company continued its plan to transition a substantial number of studios to full digital technology by converting an additional 143 U.S. studios to full digital format, bringing the total number converted to 271 U.S. studios as of April 30, 2005.

Based on ongoing discussions with Sears, the Company believes that Sears Portrait Studios will be in approximately 40 new Sears Essentials stores in 2005. As of April 30, 2005, the Company has opened a new portrait studio in one Sears Essentials store.

RESULTS OF OPERATIONS

A summary of consolidated results of operations and key statistics were as follows:

	12 Weeks Ended

thousands, except per share data	April 30, 2005	May 1, 2004

Net sales	$55,804	$54,925

Cost and expenses:
Cost of sales	7,465	7,691
(exclusive of depreciation and amortization shown below)
Cost of sales as a percentage of net sales	13.4%	14.0%
Gross margin as a percentage of net sales	86.6%	86.0%
Selling, general and administrative expenses	47,130	45,678
Selling, general and administrative expenses as a
percentage of net sales	84.5%	83.2%
Depreciation and amortization	4,273	3,861
Other charges and impairments	109	9,563

	58,977	66,793

Loss from continuing operations	(3,173)	(11,868)

Interest expense	451	599
Interest income	175	281
Other income, net	171	45

Loss from continuing operations before income tax benefit	(3,278)	(12,141)

Income tax benefit	1,220	4,492

Net loss from continuing operations	(2,058)	(7,649)
Net loss from discontinued operations, net of income tax benefit	—	(1,149)

NET LOSS	$(2,058)	$(8,798)

Net loss per share from continuing operations - diluted	$(0.26)	$(0.95)
Net loss per share from discontinued operations - diluted	—	(0.14)

Net loss per share - diluted	$(0.26)	$(1.09)

12 weeks ended April 30, 2005 compared to 12 weeks ended May 1, 2004

The Company reported a net loss for the 12-week first quarter ended April 30, 2005 of $2.1 million or $0.26 per diluted share compared to a net loss of $8.8 million or $1.09 per diluted share for the comparable quarter of fiscal 2004. The first quarter of fiscal 2004 was significantly impacted by the recording of other charges and impairments totaling $6.0 million on an after-tax basis and $1.1 million of after-tax charges recorded as net losses from discontinued operations. The other charges and impairments consist principally of costs incurred by the Company in the first quarter of 2004 related to the consent solicitation contest completed in March 2004, accruals triggered by various change of control provisions included in certain executive employment contracts and charges resulting from personnel and strategic decisions made by the Company’s then-recently seated Board of Directors. The discontinued operations presentation resulted from the Company’s decision to exit its Mexican and mobile photography operations in the second quarter of 2004.

Net sales totaled $55.8 million and $54.9 million in the first quarter of fiscal 2005 and 2004, respectively.

•

Net sales for the first quarter of 2005 increased $879,000 or 2% to $55.8 million from the $54.9 million reported in the first quarter of 2004. This increase resulted from an 11% increase in average sales per customer sitting partially offset by a 9% decrease in customer sittings.

The Company believes that its increased first quarter sales are attributable to the impacts of the following initiatives undertaken throughout 2004 and continuing to date:

•

The implementation of a significant computer hardware and printer upgrade in all of our U.S. studios which improved the performance of our legacy systems while laying the foundation for a transition to digital.

•

The successful conversion of 271 of our studios to full digital format as of the end of the first quarter. The converted studios significantly outperformed the analog film studios in the first quarter and continue to do so to date.

•	The restoration of coverage and training hours to our studios that had been significantly reduced in the fiscal 2004 first quarter in response to then-declining sales trends.

•	The effectuation of offer changes and targeted price increases as well as the increased utilization of more efficient advertising vehicles.

The Company, furthermore, believes that its first quarter sales growth was moderated somewhat by a lower level of marketing intensity in the early part of the quarter as well as the possible negative effects of an early Easter, a seasonally-important time for portraiture sales. Historically, the Company has generally recognized lower Easter-related sales in those years when Easter falls earlier on the calendar.

Costs and expenses were $59.0 million in the first quarter of 2005, compared with $66.8 million in the comparable prior year period.

•

Cost of sales, excluding depreciation and amortization expense, was $7.5 million in the first quarter of 2005 compared with $7.7 million in the comparable prior year period. Cost of sales as a percentage of net sales was 13.4% in the first quarter of 2005, compared to 14.0% in the comparable quarter in 2004. Correspondingly, gross margin rates were 86.6% and 86.0% in the first quarter of 2005 and 2004, respectively. The decrease in cost of sales resulted from reduced levels of sittings and declines in film purchases and shipping costs attributable to the converted digital studios. These reductions were partially offset by start-up costs and inefficiencies (both in-studio and central lab) in connection with the new digital studios, higher effective print media costs associated with onsite-fulfilled product in the new digital studios and inefficiencies related to the operations of new digital printers in the Company’s remaining analog studios.

•

Selling, general and administrative (“SG&A”) expenses were $47.1 million and $45.7 million for first quarter of 2005 and 2004, respectively. As a percentage of sales, these expenses were 84.5% in 2005 and 83.2% in 2004.

SG&A costs increased primarily as a result of increases in studio employment partially offset by planned net reductions in advertising costs and lower corporate employment costs. The increase in studio employment costs resulted principally from the Company’s ongoing initiative to restore coverage hours to its studios that had been reduced in the first quarter of 2004 in response to then-declining sales trends. Studio labor also reflects increased labor and training investments in connection with the start-up operations of the Company’s digital studios. The Company anticipates that with respect to the trend of increased coverage hours, comparisons to the prior year will improve beginning in the second half of the year while the labor and training investments related to the conversion of its studios to digital will continue for a substantial portion of the remainder of 2005. Furthermore, various initiatives launched late in the first quarter of 2005 to improve labor scheduling and overall productivity are expected to drive improvements beginning in the second quarter.

•	Depreciation and amortization was $4.3 million in the first quarter of 2005, compared to $3.9 million in the comparable quarter of 2004.

The increase in depreciation and amortization is principally attributable to additional depreciation charges related to the 2004 studio-wide hardware and printer upgrade as well as the ongoing digital conversion.

•

Other charges and impairments reflect costs incurred from strategic actions implemented by the Company to restructure its operations, costs that are unpredictable and atypical of the Company’s operations and additional charges due to asset impairments. In the first quarter of 2005 and 2004, the Company recognized $109,000 and $9.6 million, respectively, in other charges and impairments consisting of the following:

	12 Weeks Ended

thousands	April 30, 2005	May 1, 2004

Accruals related to accelerated vesting of supplemental	$—	$3,414
retirement plan benefits and guaranteed bonuses for 2004
Impairment charges	—	3,067
Reserves for severance and related costs	134	2,036
Consent solicitation costs	—	846
Contract terminations and settlements	(25)	200

Total Other Charges and Impairments	$109	$9,563

•	Accelerated Vesting of Supplemental and Retirement Plan Benefits and Guaranteed Bonuses for 2004

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

During the first quarter of 2004, the Company established a reserve for severance and related costs consisting principally of potential benefits related to severance pay and supplemental retirement plan costs associated with the dismissal of certain executives. During the first quarter of 2005, the Company accrued an additional $134,000 in costs related to the dismissal of certain of those executives.

•	Consent Solicitation Costs

In the first quarter of 2004, the Company incurred $846,000 of professional services costs related to the consent solicitation that was completed in March 2004. These costs included $154,000 of consent-related costs incurred by the Knightspoint Group, which the Company has reimbursed.

•	Contract Terminations and Settlements

During the first quarter of 2005, a favorable settlement of a professional services billing was negotiated resulting in the reversal of $25,000 of a previous accrual.

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

•

Interest expense was $451,000 in the first quarter of 2005 compared to $599,000 in the comparable period of the prior year. The reduction in interest expense is primarily a result of scheduled annual principal payments totaling $8.6 million made in June 2004 reducing the outstanding balance of the Senior Notes.

•

Interest income was $175,000 in the first quarter of 2005 compared to $281,000 in the first quarter of 2004. The first quarter of 2004 included $145,000 of accrued preferred security dividends that were subsequently fully reserved in the third quarter of 2004 as a result of the deteriorating financial performance of Prints Plus, the Company’s former Wall Decor segment. Excluding these accrued dividends, interest income increased due to the impact of higher interest rates earned on average invested cash balances partially offset by lower average balances.

•

Income tax benefits on losses from continuing operations were $1.2 million and $4.5 million in the first quarter of 2005 and 2004, respectively. These benefits resulted in effective tax rates of 37.2% in 2005 and 37.0% in 2004.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our cash flows for first quarter of 2005 and 2004.

	12 Weeks Ended

thousands	April 30, 2005	May 1, 2004

Net cash (used in) provided by:
Operating activities	$(2,261)	$1,320
Investing activities	(6,228)	(6,244)
Financing activities	(327)	(697)
Effect of exchange rate changes on cash	(46)	(308)

Net decrease in cash	$(8,862)	$(5,929)

Net Cash Used In Operating Activities

Net cash used in operating activities was $2.3 million during the twelve weeks of 2005 compared to net cash provided by operating activities of $1.3 million in the comparable period of 2004. The approximate $3.6 million increase in cash used by operating activities between the first quarter of 2005 and 2004 resulted principally from decreases in accounts payable and accrued expenses and increases in accounts receivable and inventory, partially offset by the absence in 2005 of any cash used in discontinued operations. The decrease in accounts payable and accrued expenses resulted principally from the absence in 2005 of accruals recorded in 2004 related to the studio hardware upgrade purchase commitments and accruals necessitated by the change of control of the Board of Directors, including those accruals related to subsequent strategic and leadership changes made by the new Board. The increase in accounts receivable and inventory relates principally to higher sales volume at the end of the first quarter of 2005 and higher levels of print media in the studios related to the digital conversion. Cash flows used in discontinued operations were $1.6 million in 2004 and none in 2005.

Net Cash Used In Investing Activities

Net cash used in investing activities was $6.2 million during both the first quarter of 2005 and 2004. A $1.3 million increase in capital expenditures during the first quarter of 2005 was offset by a $1.3 million decrease in the first quarter of 2005 in net borrowings by Prints Plus under the then-existing revolving line of credit. The increase in capital expenditures is primarily the result of the Company’s ongoing implementation of its plan to convert its studios to digital technology. The decrease in the Prints Plus borrowings resulted from the termination of the revolving credit facility.

Net Cash Used In Financing Activities

Net cash used in financing activities was $327,000 in the first quarter of 2005 compared to $697,000 in the comparable prior year period. The decrease in net cash used in 2005 was primarily related to an increase the issuance of common stock for employee stock plans and restricted stock awards of $254,000 and a reduction in restricted cash collateral for outstanding letters of credit of $250,000. These amounts were partially offset by a $49,000 decrease in cash dividends due to fewer shares outstanding in the first quarter of 2005 and a $184,000 decrease in proceeds received in 2004 from borrowings against the cash surrender value of life insurance policies.

Debt Covenants

On April 15, 2005, the Company entered into a new $30.0 million (reducing to $25 million in February 2006 and $20 million in February 2007) unsecured bank revolving credit facility (the “Revolving Facility”), which will expire on April 13, 2007 and carries a variable interest rate charged at either LIBOR or prime rate funds, with an applicable margin added.

Concurrent with the closing of the Revolving Facility, the Company amended its existing Senior Note agreement to allow it to incur additional indebtedness without violating the debt to equity ratio covenant included in the original agreement. The covenants of the amended Senior Note Agreement now principally mirror those included in the Revolving Facility.

At April 30, 2005, the Company had $25.6 million outstanding under its existing Senior Note Agreement and no borrowings against its $30.0 million Revolving Facility. The Company was in compliance with all the covenants under its Senior Note Agreement and its Revolving Facility as of April 30, 2005.

Off-Balance Sheet Arrangements

Other than stand-by letters of credit to support various self-insurance programs and the ongoing guarantee of certain operating real estate leases of Prints Plus, both of which are more fully discussed in the following Contingencies section, the Company has no additional off-balance sheet arrangements.

Contingencies

The Company uses stand-by letters of credit to support its various self-insurance programs. As of April 30, 2005, the Company had standby letters of credit outstanding in the principal amount of $5.9 million, which were collateralized by cash on deposit at the issuing bank in the amount of $5.9 million.

On May 17, 2005, the Company replaced all of the outstanding collateralized standby letters of credit with new letters of credit issued under the Company’s new revolving credit facility. Accordingly, the restricted cash which had been deposited as cash collateral has been returned to the Company for general corporate purposes.

In July 2001, the Company announced the completion of the sale of its Wall Décor segment which included the ongoing guarantee of certain operating real estate leases of Prints Plus. As of April 30, 2005, the maximum future obligation to the Company under its guarantee of these leases is $4.5 million. To recognize the risk associated with these leases and based upon the Company’s past experience with renegotiating lease obligations, a $1.0 million reserve was established in 2001 at time of the sale. As a result of the significant deterioration in the financial performance of Prints Plus in the third quarter of 2004, including its subsequent bankruptcy filing, all of which is more fully described in Note 12 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended February 5, 2005, the Company recorded an additional $2.1 million of lease obligation reserves bringing the total reserve at April 30, 2005 to $3.1 million. Based on the progress of the bankruptcy case to-date, including Prints Plus’ receipt of debtor-in-possession financing on May 18, 2005, and the continued operations of selected locations of Prints Plus, the Company believes that the $3.1 million reserve is adequate to cover the potential losses to be realized under the Company’s operating lease guarantees.

To assist Print Plus in obtaining the above-mentioned debtor-in-possession financing facility, the Company guaranteed $300,000 of the facility by posting a letter of credit with the lender.

Liquidity

Cash flows from operations, cash and cash equivalents on hand and the borrowing capacity under the Company’s new Revolving Facility represent our expected sources of funds in 2005 to meet our obligations and commitments, including debt service, annual dividends to shareholders, planned capital expenditures which are estimated to be approximately $27 million in fiscal 2005 and normal operating needs.

ACCOUNTING PRONOUNCEMENTS AND POLICIES

Adoption of New Accounting Standards

There were no accounting standards issued during the first quarter of 2005, which will impact the Company’s consolidated financial statements.

Application of Critical Accounting Policies

The Company’s significant accounting policies are discussed in the Notes to the Consolidated Financial Statements that are included in the Company’s 2004 Annual Report on Form 10-K that is filed with the Securities and Exchange Commission. In most cases, the accounting policies utilized by the Company are the only ones permissible under U.S. Generally Accepted Accounting Principles for businesses in our industry. However, the application of certain of these policies requires significant judgments or a complex estimation process that can affect the results of operations and financial position of the Company, as well as the related footnote disclosures. The Company bases its estimates on historical experience and other assumptions that it believes are reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known. The accounting policies and estimates that can have a significant impact on the operating results, financial position and footnote disclosures of the Company are described in the Management Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2004 Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The statements contained in this report, and in particular in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995, and involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements, such as the Company’s outlook for portrait studios, future cash requirements, compliance with debt covenants, valuation allowances, reserves for charges and impairments and capital expenditures, are only predictions or expectations; actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to: customer demand for the Company’s products and services, the Company’s ability to obtain financing when needed under reasonable terms, the overall level of economic activity in the Company’s major markets, competitors’ actions, manufacturing interruptions, dependence on certain suppliers, changes in the Company’s relationship with Sears and the impact of the Kmart/Sears merger, fluctuations in operating results, the ultimate impact of the Prints Plus bankruptcy, the attraction and retention of qualified personnel, unforeseen difficulties arising from installation and operation of new equipment in our portrait studios and other risks as may be described in the Company’s filings with the Securities and Exchange Commission, including its From 10-K for the year ended February 5, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign exchange rates. The Company’s long-term debt obligations have fixed interest rates, therefore, the Company’s exposure to changes in interest rates is minimal. The Company’s exposure to changes in foreign exchange rates relates to its Canadian operations and is also minimal, as these operations constitute 9.7% of the Company’s total assets at April 30, 2005 and 6.8% of the Company’s total net sales for the 12 weeks then ended.

Item 4. Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the “Act”) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In the quarter ended April 30, 2005, the Company did not make any changes to its internal controls over financial reporting that has reasonably affected, or is reasonably likely to affect, the Company’s internal control over financial reporting. In addition, since the date of this evaluation to the filing date of this Quarterly Report, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 6. Exhibits

Exhibits: An Exhibit Index has been filed as part of this Report on Page E-1.

CPI CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 8, 2005 Dated: June 8, 2005	CPI Corp.
(Registrant)

By: /s/ Gary W. Douglass
       ———————————————————————————
       Gary W. Douglass
       Executive Vice President, Finance and Chief Financial Officer and
       Member of the Office of the Chief Executive
       (Principal Financial Officer)

By: /s/ Kimberly A. LaBelle
       ———————————————————————————
       Kimberly A. LaBelle
       Vice President, Corporate Controller
(Principal Accounting Officer)

CPI CORP.

E-1
EXHIBIT INDEX

3.12	Amended and Restated Bylaws of the Company

11.1	Computation of Per Share Earnings - Diluted - for the 12 weeks ended April 30, 2005 and May 1, 2004

11.2	Computation of Per Share Earnings - Basic - for the 12 weeks ended April 30, 2005 and May 1, 2004

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934 by the Chairman of the Board of Directors and Member of the Office of the Chief Executive

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934 by the President and Chief Operating Officer and Member of the Office of the Chief Executive

31.3	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934 by the Chief Financial Officer and Member of the Office of the Chief Executive

32.0

Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chairman of the Board of Directors, President and Chief Operating Officer and Chief Financial Officer, all Members of the Office of the Chief Executive