Form 10-Q
period 2005-07-23
CPI CORP
filed 2005-09-01
CIK 25354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 23, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10204

CPI Corp.
(Exact name of registrant as specified in its charter)

Delaware	43-1256674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1706 Washington Ave., St. Louis, Missouri	63103
(Address of principal executive offices)	(Zip Code)

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

☒ Yes  ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes  ☒ No

As of August 29, 2005, the Registrant had 7,874,643 common shares outstanding.

CPI CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
12 Weeks and 24 Weeks Ended July 23, 2005

CPI CORP.
Interim Condensed Consolidated Balance Sheets – Assets

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

	July 23, 2005
thousands	(Unaudited)	February 5, 2005

ASSETS
Current assets:
Cash and cash equivalents	$14,824	$33,883
Restricted cash-collateral for outstanding letters of credit	—	6,154
Accounts receivable:
Due from licensor stores	8,407	7,365
Other	144	326
Inventories	10,098	10,521
Prepaid expenses and other current assets	5,663	6,905
Deferred tax assets	9,001	8,795

Total current assets	48,137	73,949

Property and equipment:
Land	2,765	2,765
Building improvements	26,423	26,684
Leasehold improvements	6,377	6,005
Photographic, sales and manufacturing equipment	131,222	183,979

Total	166,787	219,433
Less accumulated depreciation and amortization	120,774	177,775

Property and equipment, net	46,013	41,658
Assets of business transferred under contractual arrangements:
Preferred Security	7,000	7,000
Accrued dividends on preferred security	979	689
Impairment reserve related to preferred security interest	(7,979)	(7,689)
Other investments - supplemental retirement plan	6,141	6,141
Deferred tax assets	14,029	11,734
Other assets, net of amortization of $1,359 at both July 23, 2005 and February 5, 2005	1,438	1,618

TOTAL ASSETS	$115,758	$135,100

See accompanying notes.

CPI CORP.
Interim Condensed Consolidated Balance Sheets – Liabilities and Stockholders’ Equity

	July 23, 2005
thousands, except share and per share data	(Unaudited)	February 5, 2005

LIABILITIES
Current liabilities:
Current maturities of long-term debt	$8,580	$8,580
Accounts payable	11,659	13,011
Accrued employment costs	12,160	12,463
Customer deposit liability	20,882	21,828
Accrued severance	4,290	4,205
Income taxes payable	2,279	2,872
Sales taxes payable	1,297	1,886
Accrued advertising expenses	1,816	1,568
Accrued expenses and other liabilities	5,024	5,348

Total current liabilities	67,987	71,761

Long-term debt, less current maturities	8,486	17,050
Accrued pension obligations	14,705	13,993
Supplemental retirement plan obligations	3,972	4,512
Customer deposit liability	3,384	4,334
Other liabilities	298	564

Total liabilities	98,832	112,214

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 1,000,000 shares authorized; no shares outstanding	—	—
Preferred stock, Series A, no par value, 200,000 shares authorized; no shares outstanding	—	—
Common stock, $0.40 par value. 50,000,000 shares authorized; 18,494,514 and 18,432,779 shares outstanding at July 23, 2005 and February 5, 2005, respectively	7,398	7,373
Additional paid-in capital	54,415	53,301
Retained earnings	199,240	206,812
Accumulated other comprehensive loss	(10,244)	(10,505)

	250,809	256,981
Treasury stock - at cost, 10,639,543 and 10,672,236 at July 23, 2005 and February 5, 2005, respectively	(233,541)	(234,031)
Unamortized deferred compensation- restricted stock	(342)	(64)

Total stockholders’ equity	16,926	22,886

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$115,758	$135,100

See accompanying notes.

CPI CORP.
Interim Condensed Consolidated Statements of Operations
(Unaudited)

	12 Weeks Ended		24 Weeks Ended

thousands, except share and per share data	July 23, 2005	July 24, 2004	July 23, 2005	July 24, 2004

Net sales	$54,724	$48,621	$110,528	$103,546

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	7,880	6,670	15,345	14,362
Selling, general and administrative expenses	45,178	42,561	92,309	88,238
Depreciation and amortization	4,776	3,679	9,049	7,540
Other charges and impairments	1,467	3,941	1,576	13,504

	59,301	56,851	118,279	123,644

Loss from continuing operations	(4,577)	(8,230)	(7,751)	(20,098)

Interest expense	409	532	860	1,131
Interest income	145	269	320	550
Other income, net	37	105	209	150

Loss from continuing operations before income tax benefit	(4,804)	(8,388)	(8,082)	(20,529)
Income tax benefit	1,787	1,869	3,007	6,361

Net loss from continuing operations	(3,017)	(6,519)	(5,075)	(14,168)
Net loss from discontinued operations, net of income tax benefit	—	(2,588)	—	(3,737)

NET LOSS	$(3,017)	$(9,107)	$(5,075)	$(17,905)

NET LOSS PER COMMON SHARE

Net loss per share from continuing operations - diluted	$(0.38)	$(0.82)	$(0.65)	$(1.76)
Net loss per share from discontinued operations - diluted	—	(0.32)	—	(0.46)

Net loss per share - diluted	$(0.38)	$(1.14)	$(0.65)	$(2.22)

Net loss per share from continuing operations - basic	$(0.38)	$(0.82)	$(0.65)	$(1.76)
Net loss per share from discontinued operations - basic	—	(0.32)	—	(0.46)

Net loss per share - basic	$(0.38)	$(1.14)	$(0.65)	$(2.22)

Dividends per share	$0.16	$0.16	$0.32	$0.32

Weighted average number of common and common equivalent shares outstanding-diluted	7,849,938	7,988,186	7,829,773	8,044,379

Weighted average number of common and common equivalent shares outstanding-basic	7,849,938	7,988,186	7,829,773	8,044,379

See accompanying notes.

CPI CORP.
Interim Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

	Twenty-four weeks ended July 23, 2005

thousands, except share and per share data	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock, at cost	Deferred compensation - restricted stock	Total

Balance at February 5, 2005	$7,373	$53,301	$206,812	$(10,505)	$(234,031)	$(64)	$22,886

Net loss	—	—	(5,075)	—	—	—	(5,075)
Foreign currency translation adjustment	—	—	—	261	—	—	261

Total comprehensive loss	—	—	(5,075)	261	—	—	(4,814)
Issuance of common stock to employee benefit plans, restricted stock awards and option exercises (94,428 shares)	25	1,114	—	—	490	(850)	779
Dividends ($.32 per common share)	—	—	(2,497)	—	—	—	(2,497)
Amortization of deferred compensation - restricted stock	—	—	—	—	—	572	572

Balance at July 23, 2005	$7,398	$54,415	$199,240	$(10,244)	$(233,541)	$(342)	$16,926

See accompanying notes.

CPI CORP.
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	24 Weeks Ended

thousands	July 23, 2005	July 24, 2004

Reconciliation of net loss from continuing operations to cash flows (used in) provided by operating activities:

Net loss from continuing operations	$(5,075)	$(14,168)

Adjustments for items not requiring cash:
Depreciation and amortization	9,445	7,546
Loss on disposition of property, plant and equipment	234	90
Deferred income taxes	(2,501)	(772)
Deferred revenues and related costs	(1,620)	(650)
Accrued interest on preferred security	—	(290)
Accelerated vesting of supplemental retirement plan benefits	—	3,338
Other impairment charges	—	4,298
Other	938	1,188

(Increase) decrease in current assets:
Receivables and inventories	(438)	617
Refundable income taxes	—	(5,575)
Prepaid expenses and other current assets	1,105	250

(Decrease) increase in current liabilities:
Accounts payable	(1,352)	(4,345)
Accrued expenses and other liabilities	(903)	185
Income taxes payable	(592)	—

Cash flows used in continuing operations	(759)	(8,288)
Cash flows used in discontinued operations	—	(2,692)

Cash flows used in operating activities	$(759)	$(10,980)

See accompanying notes.

CPI CORP.
Interim Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	24 Weeks Ended

thousands	July 23, 2005	July 24, 2004

Cash flows used in operating activities	$(759)	$(10,980)

Cash flows (used in) provided by financing activities:
Repayment of long-term obligations	(8,580)	(8,580)
Reduction in restricted cash-collateral for outstanding letters of credit	6,154	—
Proceeds from option exercises	112	920
Cash dividends	(2,497)	(2,593)
Purchase of treasury stock	—	(6,008)

Cash flows used in financing activities	(4,811)	(16,261)

Cash flows (used in) provided by investing activities:
Additions to property and equipment	(13,735)	(7,525)
Proceeds from sales of property and equipment	64	215
Proceeds from sales of assets held for sale	35	—
Changes in loan receivable:
Borrowings	—	(22,220)
Repayments	—	20,596
Increase in assets held in Rabbi Trust	(159)	(456)
Supplemental retirement payments funded by assets held in Rabbi Trust	159	405

Cash flows used in investing activities	(13,636)	(8,985)

Effect of exchange rate changes on cash and cash equivalents	147	41

Net decrease in cash and cash equivalents	(19,059)	(36,185)

Cash and cash equivalents at beginning of period	33,883	51,011

Cash and cash equivalents at end of period	$14,824	$14,826

Supplemental cash flow information:
Interest paid	$959	$1,278

Income taxes paid	$117	$52

Supplemental non-cash financing activities:
Issuance of treasury stock under the employee profit sharing plan	$490	$554

Issuance of restricted stock to employees and directors	$850	$—

Repayment of borrowings against cash surrender value of life insurance via liquidation of related policies	$—	$1,548

Executive retirement stock option modification	$177	—

See accompanying notes.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 –	DESCRIPTION OF BUSINESS AND INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company operates 1,034 professional portrait studios as of July 23, 2005 throughout the United States, Canada and Puerto Rico principally under license agreements with Sears, Roebuck and Co. (“Sears”). The Company also operates searsphotos.com, an on-line photofinishing service as well as a vehicle for the Company’s customers to archive, share portraits via email and order additional portraits and products.

The Interim Condensed Consolidated Balance Sheet as of July 23, 2005, the related Interim Condensed Consolidated Statements of Operations for the 12 and 24 weeks ended July 23, 2005 and July 24, 2004, the Interim Condensed Consolidated Statement of Changes in Stockholders’ Equity for the 24 weeks ended July 23, 2005 and the Interim Condensed Consolidated Statements of Cash Flows for the 24 weeks ended July 23, 2005 and July 24, 2004, are unaudited. The interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the CPI Corp. 2004 Annual Report on Form 10-K for its fiscal year ended February 5, 2005. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

Certain reclassifications have been made to the 2004 financial statements to conform with the current year presentation.

NOTE 2  –  INVENTORIES

The following table sets forth the components of inventory:

thousands	July 23, 2005	February 5, 2005

Raw materials - film, paper, chemicals	$3,800	$3,750
Portraits in process	1,210	1,555
Finished portraits pending delivery	620	496
Frames and accessories	1,374	1,286
Studio supplies	2,218	2,197
Other supplies and parts	876	1,237

Total	$10,098	$10,521

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

NOTE 3 –	BORROWINGS

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

At July 23, 2005, the Company had $17.1 million outstanding under its existing Senior Note Agreement and no borrowings against its $30.0 million Revolving Facility.

NOTE 4 –	OTHER CHARGES AND IMPAIRMENTS

Other charges and impairments for the half ended July 23, 2005 totaled $1.6 million and included the following:

Impairment Charges

During the second quarter of 2005, the Company recorded a reserve of $180,000 for repair parts related to its film infrastructure determined to be obsolete due to the conversion of its studios to the full digital format. In addition, the Company recorded $74,000 in costs to discard assets removed from service during the 2004 hardware and printer upgrade and the ongoing digital conversion.

Reserves for Severance and Related Costs

In the first and second quarters of 2005, the Company recognized $134,000 and $75,000, respectively, in additional costs associated with the dismissal of certain executives in 2004.

Executive Retirements/Repositioning Costs

As part of the Board of Directors ongoing effort to realign the executive management team following the proxy consent solicitation in early 2004, two senior executives agreed to retire during the second quarter of 2005. During the quarter ended July 23, 2005, the Company recorded approximately $1.1 million in separation costs relating to these two executives and for costs incurred as part of the Company’s search for a new CEO which was completed and announced on July 20, 2005.

Contract Terminations and Settlements

During the first and second quarters of 2005, favorable settlements of professional services billings were negotiated resulting in the reversals of $25,000 and $11,000, respectively, of previous accruals. The Company also recorded an additional $50,000 accrual relating to the settlement of a compensation claim by a former consultant to the Company. This former consultant is a relative of the Company’s Chairman of the Board.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

NOTE 5 –	STOCK-BASED COMPENSATION PLANS

At July 23, 2005, the Company had various stock-based employee compensation plans, which are described more fully in Note 8 of the Notes to Consolidated Financial statements in the Company’s 2004 Annual Report on Form 10-K. The Company accounts for those plans in accordance with APB No. 25, “Accounting For Stock Issued to Employees”, and related Interpretations. The fair value recognition effect would have been additional costs of $0.01 and $0.02, respectively, for the 12 and 24 weeks of the prior year, and no net effect in the current year.

On April 14, 2005, the Board of Directors approved a grant of 34,562 shares of restricted stock to its Chairman of the Board who has been acting in an executive officer capacity since October 6, 2004, when the Company formed its Office of the Chief Executive. The compensation award included the grant, without restrictions, of 17,281 shares of the Company’s common stock and 17,281 shares of restricted stock that vest ratably from April 2005 through September 2005. The total fair value of the award at the date of the grant was $519,121. The fair value of the 17,281 shares awarded, without restrictions, amounted to $259,561, $175,000 of which represented compensation for fiscal 2004 and was recorded as such in the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended February 5, 2005. During the 12 and 24 weeks ended July 23, 2005, $130,000 and $256,000 of compensation expense was recorded related to the remainder of the expense pertaining to the unrestricted shares as well as the amortization related to the restricted shares that vested through July 23, 2005.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

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

The following tables set forth the components of net periodic benefit cost for the defined benefit plans:

	12 Weeks Ended

	Pension Plan		Supplemental Retirement Plan

thousands	July 23, 2005	July 24, 2004	July 23, 2005	July 24, 2004

Components of net periodic benefit cost:
Service cost	$117	$118	$26	$47
Interest cost	651	623	57	89
Expected return on plan assets	(644)	(677)	—	—
Amortization of prior service cost	10	10	7	9
Amortization of net (gain) loss	222	101	(4)	—

Net periodic benefit cost	$356	$175	$86	$145

	24 Weeks Ended

	Pension Plan		Supplemental Retirement Plan

thousands	July 23, 2005	July 24, 2004	July 23, 2005	July 24, 2004

Components of net periodic benefit cost:
Service cost	$234	$471	$52	$83
Interest cost	1,302	1,247	114	174
Expected return on plan assets	(1,288)	(1,354)	—	—
Amortization of prior service cost	20	20	14	9
Amortization of net (gain) loss	444	420	(8)	—
Accelerated vesting	—	—	—	3,338
Settlement expense	—	—	—	86
Curtailment expense	—	—	—	230

Net periodic benefit cost	$712	$804	$172	$3,920

Based upon the results of its recently completed actuarial report for the 2004 plan year, the Company now expects to make a voluntary contribution to its pension plan in the amount of $2,050,000 on or prior to September 15, 2005.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

NOTE 7 –	CONTINGENCIES

Standby Letters of Credit

As of July 23, 2005, the Company had outstanding standby letters of credit in the principal amount of $6.3 million used primarily in conjunction with the Company’s self insurance programs. On May 17, 2005, the Company replaced all previously-held collateralized standby letters of credit with new letters of credit issued under the Company’s new revolving credit facility. Accordingly, the restricted cash which had been deposited as cash collateral as of February 5, 2005 has been returned to the Company to be used for general corporate purposes.

Litigation

The Company is a defendant in various lawsuits. It is the opinion of management that the ultimate liability, if any, resulting from such lawsuits will not materially affect the consolidated financial position or results of operations of the Company.

Contingent Lease Obligations

In July 2001, the Company announced the completion of the sale of its Wall Décor segment which included the ongoing guarantee of certain operating real estate leases of Prints Plus. As of July 23, 2005, the maximum future obligation to the Company under its guarantee of these leases is $4.2 million. To recognize the risk associated with these leases and based upon the Company’s past experience with renegotiating lease obligations, a $1.0 million reserve was established in 2001 at time of the sale. As a result of the significant deterioration in the financial performance of Prints Plus in the third quarter of 2004, including its subsequent bankruptcy filing, all of which is more fully described in Note 12 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended February 5, 2005, the Company recorded an additional $2.1 million of lease obligation reserves bringing the total reserve at July 23, 2005 to $3.1 million. Based on the progress of the bankruptcy case to-date, including Prints Plus’ receipt of debtor-in-possession financing on May 18, 2005, and the continued operations of selected locations of Prints Plus, the Company believes that the $3.1 million reserve is adequate to cover the potential losses to be realized under the Company’s operating lease guarantees.

To assist Prints Plus in obtaining the above-mentioned debtor-in-possession financing facility, the Company guaranteed $300,000 of the facility by posting a letter of credit with the lender.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide the reader of the financial statements with a narrative on the Company’s results of operations, financial position and liquidity, significant accounting policies and critical estimates, and the future impact of accounting standards that have been issued but are not yet effective. Management’s Discussion and Analysis is presented in the following sections: Executive Overview; Results of Operations; Liquidity and Capital Resources; and Accounting Pronouncements and Policies. The reader should read Management’s Discussion and Analysis in conjunction with the interim condensed consolidated financial statements and related notes thereto contained elsewhere in this document.

EXECUTIVE OVERVIEW

The Company’s Operations

CPI Corp. is a long-standing leader, based on sittings and related revenues, in the professional portrait photography of young children and families. From a single studio opened by our predecessor company in 1942, we have grown to 1,034 studios throughout the United States (“U.S.”), Canada and Puerto Rico, principally under license agreements with Sears. We have provided professional portrait photography for Sears’ customers since 1959 and have been the exclusive Sears portrait studio operator since 1986.

As of the end of the second quarter in fiscal 2005 and 2004 the Company’s studio counts were:

	July 23, 2005	July 24, 2004

United States and Puerto Rico:
Within full-line Sears stores	860	861
Locations not within Sears stores	40	39
Within Sears Essential/Grand stores	18	2

Canada	116	117

Total	1,034	1,019

During the second quarter of 2005, the Company continued its plan to transition a substantial number of studios to full digital technology by converting an additional 374 U.S. studios to full digital format, bringing the total number converted to 645 U.S. studios as of July 23, 2005. As of September 1, 2005, the number of converted U.S. studios has grown to 902.

Based on ongoing discussions with Sears, the Company believes that Sears Portrait Studios will be in approximately 32 new Sears Essential and/or Sears Grand stores by the end of fiscal 2005. As of July 23, 2005, the Company has opened new portrait studios in 14 Sears Essential stores and as of September 1, 2005, this number has grown to 24.

RESULTS OF OPERATIONS

A summary of consolidated results of operations and key statistics were as follows:

	12 Weeks Ended		24 Weeks Ended

thousands, except per share data	July 23, 2005	July 24, 2004	July 23, 2005	July 24, 2004

Net sales	$54,724	$48,621	$110,528	$103,546

Cost and expenses:
Cost of sales	7,880	6,670	15,345	14,362
(exclusive of depreciation and amortization shown below)
Cost of sales as a percentage of net sales	14.4%	13.7%	13.9%	13.9%
Gross margin as a percentage of net sales	85.6%	86.3%	86.1%	86.1%
Selling, general and administrative expenses	45,178	42,561	92,309	88,238
Selling, general and administrative expenses as a percentage of net sales	82.6%	87.5%	83.5%	85.2%
Depreciation and amortization	4,776	3,679	9,049	7,540
Other charges and impairments	1,467	3,941	1,576	13,504

	59,301	56,851	118,279	123,644

Loss from continuing operations	(4,577)	(8,230)	(7,751)	(20,098)

Interest expense	409	532	860	1,131
Interest income	145	269	320	550
Other income, net	37	105	209	150

Loss from continuing operations before income tax benefit	(4,804)	(8,388)	(8,082)	(20,529)

Income tax benefit	1,787	1,869	3,007	6,361

Net loss from continuing operations	(3,017)	(6,519)	(5,075)	(14,168)
Net loss from discontinued operations, net of income tax benefit	—	(2,588)	—	(3,737)

NET LOSS	$(3,017)	$(9,107)	$(5,075)	$(17,905)

Net loss per share from continuing operations - diluted	$(0.38)	$(0.82)	$(0.65)	$(1.76)
Net loss per share from discontinued operations - diluted	—	(0.32)	—	(0.46)

Net loss per share - diluted	$(0.38)	$(1.14)	$(0.65)	$(2.22)

12 weeks ended July 23, 2005 compared to 12 weeks ended July 24, 2004

The Company reported a net loss for the 12-week second quarter ended July 23, 2005 of $3.0 million or $0.38 per diluted share compared to a net loss of $9.1 million or $1.14 per diluted share for the comparable quarter of fiscal 2004. The overall results for the second quarter of 2005 were impacted by the recording of other charges and impairments totaling $921,000 on an after-tax basis related principally to executive retirements. The second quarter of fiscal 2004 was significantly impacted by the recording of other charges and impairments totaling $2.9 million on an after-tax basis and $2.6 million of after-tax charges recorded as net losses from discontinued operations. The other charges and impairments consist principally of costs incurred by the Company in the second quarter of 2004 for severance accruals related to corporate headquarters staff reductions, asset write-downs and write-offs resulting from on going changes in strategic technology direction and accruals related to early contract terminations and settlements. The discontinued operations presentation resulted from the Company’s decision to exit its Mexican and mobile photography operations in the second quarter of 2004.

Net sales totaled $54.7 million and $48.6 million in the second quarter of fiscal 2005 and 2004, respectively.

•

Net sales for the second quarter of 2005 increased $6.1 million, or approximately 13%, to $54.7 million from the $48.6 million reported in the second quarter of 2004. The comparability of the sales comparisons for the second quarter of 2005 versus 2004 was not significantly impacted by the opening of portrait studios in new Sears Essential stores during the quarter. Although there were 14 new studios operating inside Sears Essential stores as of the quarter end, substantially all of them were opened between late May and late July. Based on the latest available information, the Company currently expects to have a total of 32 new studios operating in Sears Essential and/or Sears Grand stores by the end of fiscal 2005.

The increase in second quarter sales is due principally to an increase in average sale per customer sitting of approximately 20%, offset only partially by a 7% decline in overall sittings versus the same period last year. Significantly, sales for the quarter were positively impacted by $2.1 million due to a reduced backlog of portraits in process or pending delivery to customers at the end of the second quarter. This reduction in backlog is primarily attributable to the increasing number of digital studios which, due to their faster processing and quicker turnaround to customers, both through central and on-site fulfillment, have lower levels of undelivered portraits. The impact of the reduction in backlog discussed above is also reflected in the reported decline in sittings which would be significantly greater than 7% absent the material change in backlog. The Company attributes the sittings decline to a number of internal and external factors. Significantly, the Company’s marketing program has undergone extensive change designed to simplify pricing, eliminate most coupons, and prepare the way for a significant repositioning of the Sears Portrait Studio brand in conjunction with completion of the digital rollout. At the same time, as preparation for the relaunch of the brand, the Company has broadly tested various offer changes to reflect the differentiated value proposition offered by its digital studios. While having a positive impact on both the average sale and total sales, these offer changes have resulted in the loss of more price-sensitive customers to lower priced competitors. In addition, the Company believes that the continuing proliferation of amateur digital photography may be reducing portrait activity overall, especially during periods such as the Company’s second quarter, which are marked by the absence of significant holidays and life cycle events.

Costs and expenses were $59.3 million in the second quarter of 2005, compared with $56.9 million in the comparable prior year period.

•

Cost of sales, excluding depreciation and amortization expense, was $7.9 million in the second quarter of 2005 compared with $6.7 million in the comparable prior year period. Cost of sales as a percentage of net sales was 14.4% in the second quarter of 2005, compared to 13.7% in the comparable quarter in 2004. Correspondingly, gross margin rates were 85.6% and 86.3% in the second quarter of 2005 and 2004, respectively. The increase in cost of sales resulted significantly from continuing start-up costs and inefficiencies (both in-studio and central lab) in connection with the ongoing digital conversion, including waste associated with the operation of onsite printers in the digital studios, higher overall print media costs associated with onsite-fulfilled product, and inefficiencies related to the transition from a film-based to a central digital manufacturing system. In addition, the decrease in the backlog discussed above added approximately $300,000 to cost of sales in the second quarter of 2005. The increase is also due in part to increased sales of specialty portrait products. These increases were partially offset by declines in film purchases and associated shipping costs due to the digital conversion and lower costs resulting from reduced production of traditional portrait sheets.

•

Selling, general and administrative (“SG&A”) expenses were $45.2 million and $42.6 million for the second quarter of 2005 and 2004, respectively. As a percentage of sales, these expenses were 82.6% in 2005 and 87.5% in 2004. Selling, general and administrative costs increased primarily as a result of increases in studio employment costs totaling $2.2 million, including $529,000 of additional costs related to the reduction in the backlog, sales commissions paid to Sears resulting from higher sales ($884,000), travel and training costs related to the digital conversion of studios ($425,000) and restricted stock amortization related to employee grants ($227,000). These increases were partially offset by lower corporate employment costs resulting from previous staff reductions ($546,000), reduced employee medical insurance costs driven principally by plan design changes made at the beginning of 2005 and reduced participation ($733,000) and reduced supplemental executive retirement benefit costs resulting from changes to the underlying funding mechanisms and a reduction in the number of participants through early, discounted lump sum settlements ($312,000).

The increase in studio employment costs resulted from the Company’s ongoing initiative to restore studio coverage and training hours that had been reduced substantially beginning in the second half of 2003 and continuing through the middle of last year’s second quarter in response to then-declining sales trends. Studio labor also reflects increased labor and training investments in connection with the start-up operations of the Company’s digital studios. Studio employment cost comparisons to the prior year improved through the end of the quarter both due to increasingly easier comparisons as well as the impact of various initiatives launched late in the first quarter of 2005 to improve labor scheduling and productivity.

•

Depreciation and amortization was $4.8 million in the second quarter of 2005, compared to $3.7 million in the comparable quarter of 2004. The increase in depreciation and amortization is principally attributable to significant investments that have been made in connection both with a studio-wide hardware and printer upgrade in 2004 as well as the ongoing digital conversion.

•

Other charges and impairments reflect costs incurred from strategic actions implemented by the Company to restructure its operations, costs that are unpredictable and atypical of the Company’s operations and additional charges due to asset impairments. In the second quarter of 2005 and 2004, the Company recognized $1.5 million and $3.9 million, respectively, in other charges and impairments. As more fully discussed in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended February 5, 2005, the second quarter of 2004 included reserves for severance and related costs ($1.1 million), impairment charges ($2.1 million), contract terminations and settlements ($640,000) and guaranteed bonus accruals ($76,000). In the second quarter of 2005, other charges and impairments consisted of the following:

	o	Executive Retirements/Repositioning Costs

As part of the Board of Directors ongoing effort to realign the executive management team following the proxy consent solicitation in early 2004, two senior executives agreed to retire during the second quarter of 2005. During the quarter ended July 23, 2005, the Company recorded approximately $1.1 million in separation costs relating to these two executives and for costs incurred as part of the Company’s search for a new CEO which was completed and announced on July 20, 2005.

	o	Reserves for Severance and Related Costs

In the second quarter of 2005 the Company recognized $75,000 in additional costs associated with the dismissal of certain executives in 2004.

	o	Impairment Charges

During the second quarter of 2005, the Company recorded a reserve of $180,000 for repair parts related to its film infrastructure determined to be obsolete due to the conversion of its studios to the full digital format. In addition, the Company recorded $74,000 in costs to discard assets removed from service during the 2004 hardware and printer upgrade and the ongoing digital conversion.

	o	Contract Terminations and Settlements

During the second quarter of 2005, the Company recorded an additional $50,000 accrual relating to the settlement of a compensation claim by a former consultant to the Company. This former consultant is a relative of the Company’s Chairman of the Board. In addition, a favorable settlement of a professional services billing was negotiated resulting in the reversal of $11,000 of a previous accrual.

•

Interest expense was $409,000 in the second quarter of 2005 compared to $532,000 in the comparable prior year quarter. The reduction in interest expense is the result of scheduled annual principal payments totaling $8.6 million made in June 2005 reducing the outstanding balance of the Senior Notes.

•

Interest income was $145,000 in the second quarter of 2005 compared to $269,000 in the second quarter of 2004. The second quarter of 2004 included $145,000 of accrued preferred security dividends that were subsequently fully reserved in the third quarter of 2004 as a result of the deteriorating financial performance of Prints Plus, the Company’s former Wall Décor segment. Excluding these accrued dividends, interest income increased between 2004 and 2005 due to the impact of higher interest rates earned on average invested cash balances partially offset by lower average balances.

•

Income tax benefits on losses from continuing operations were $1.8 million and $1.9 million in the second quarter of 2005 and 2004, respectively. These benefits resulted in effective tax rates of 37.2% in 2005 and 22.3% in 2004. The lower effective income tax rate in the second quarter of 2004 was attributable to permanent differences associated with taxable gains primarily resulting from the surrender of company-owned life insurance policies held by a Rabbi Trust as funding vehicles for the Company’s supplemental executive retirement plan and non-deductible expenditures related to the termination of certain Company executives.

24 weeks ended July 23, 2005 compared to 24 weeks ended July 24, 2004

The Company reported a net loss for the 24-week first half of 2005 of $5.1 million or $0.65 per diluted share, compared to a net loss of $17.9 million or $2.22 per diluted share for the comparable first half of fiscal 2004. The first half of 2005 was impacted by the recording of other charges and impairments totaling $1.6 million, $989,000 on an after-tax basis or $0.13 per diluted share relating principally to repositioning of the executive management team, including separation costs associated with two executive retirements. The overall results of the first half of 2004 were significantly impacted by the $3.7 million net after-tax loss recorded on the discontinuation of the Mexico and mobile photography operations and by the recording of other charges and impairments. Other charges and impairments during the first half of 2004 totaled $13.5 million, $9.1 million on an after-tax basis or $1.14 per diluted share. The other charges and impairments consist principally of additional costs incurred by the Company in the first half of 2004 related to the then-ongoing consent solicitation contest, accruals triggered by various change of control provisions included in certain executive employment contracts and accruals, and reserves and charges resulting from personnel and strategic direction decisions made by the Company’s reconstituted Board of Directors.

Net sales totaled $110.5 million and $103.5 million in the first half of fiscal 2005 and 2004, respectively.

•

Net sales for the first half of 2005 increased $7.0 million, or 7%, to $110.5 million from the $103.5 million reported in the first half of 2004. For the reasons discussed in the preceding section related to 12-week results, the comparability of the sales comparisons for the first half of 2005 versus 2004 was not significantly impacted by the opening of portrait studios in new Sears Essential stores during the first half of 2005.

The increase in first half 2005 sales is due principally to an increase in average sale per customer sitting of approximately 16% offset only partially by an 8% decline in overall sittings. The Company attributes the increase in first half sales to the impacts of the following initiatives undertaken throughout the second half of 2004 and continuing to date:

	•	The implementation of a significant computer hardware and printer upgrade which improved the performance of legacy systems while laying the foundation for a transition to digital.

•

The successful conversion of 645 U.S. studios to full digital format as of the end of the second quarter of 2005. The converted studios significantly outperformed the analog film studios in the first half of 2005.

	•	The restoration of coverage and training hours in the studios that had been significantly reduced in the first half of 2004 in response to then-declining sales trends.

	•	The effectuation of various offer changes and targeted price increases as well as the utilization of more efficient advertising vehicles.

In addition, as previously discussed in the preceding discussion of 12-week results, sales for the first half were positively impacted by approximately $1.0 million resulting from a reduction of the backlog of portraits in process or pending delivery to customers at the end of the second quarter of 2005. Finally, the Company believes that first half sales growth was moderated somewhat by a lower level of marketing intensity in the early part of the first quarter as well as the possible negative effects of an early Easter, a seasonally-important time for portraiture sales. Historically, the Company has generally recognized lower Easter-related sales in those years when Easter falls earlier on the calendar.

Costs and expenses were $118.3 million in the first half of 2005, compared with $123.6 million in the comparable prior year.

•

Cost of sales, excluding depreciation and amortization expense, was $15.3 million in the first half of 2005 compared with $14.4 million in the comparable prior year. Cost of sales as a percentage of net sales was 13.9% in both the first half of 2005 and 2004. Correspondingly, gross margin rates were 86.1% in both the first half of 2005 and 2004. The increase in cost of sales resulted significantly from continuing start-up costs and inefficiencies (both in-studio and central lab) in connection with the ongoing digital conversion, including waste associated with the operation of onsite printers in the digital studios, higher overall print media costs associated with onsite-fulfilled product, and inefficiencies related to the transition from a film-based to a central digital manufacturing system. The increase is also due in part to increased sales of specialty portrait products. These increases were partially offset by declines in film purchases and associated shipping costs due to the digital conversion and lower costs resulting from reduced production of traditional portrait sheets.

•

Selling, general and administrative (“SG&A”) expenses were $92.3 million and $88.2 million for the first half of 2005 and 2004, respectively. As a percentage of sales, these expenses were 83.5% in 2005 and 85.2% in 2004.

Selling, general and administrative costs increased primarily as a result of an increase in studio employment costs totaling $4.4 million, including $445,000 of additional costs due to the reduction in backlog at the end of the second quarter of 2005, sales commissions paid to Sears resulting from higher sales ($1.1 million), travel and training costs related to the digital conversion of studios ($609,000) and restricted stock amortization related to employee grants ($391,000). These increases were partially offset by planned reductions in advertising costs ($955,000), reduced employee medical insurance costs driven principally by plan design changes made at the beginning of 2005 and reduced participation ($1.0 million) and reduced corporate employment costs resulting from various net headcount reductions effected as part of the Company’s efforts to reduce such costs ($1.0 million).

The increase in studio employment costs resulted from the Company’s ongoing initiative to restore studio coverage and training hours that had been substantially reduced beginning in the second half of 2003 and continuing through the middle of last year’s second quarter in response to then-declining sales trends. Studio labor also reflects increased labor and training investments in connection with the start-up operations of the Company’s digital studios. Studio employment cost comparisons to the prior year improved through the end of the first half due to increasingly easier comparisons as well as the impact of various initiatives launched late in the first quarter of 2005 to improve labor scheduling and productivity.

•	Depreciation and amortization was $9.0 million in the first half of 2005, compared to $7.5 million in the comparable half of 2004.

The increase in depreciation and amortization is principally attributable to significant investments that have been made in connection both with a studio-wide hardware and printer upgrade in 2004 as well as the ongoing digital conversion.

•

Other charges and impairments reflect costs incurred from strategic actions implemented by the Company to restructure its operations, costs that are unpredictable and atypical of the Company’s operations and additional charges due to asset impairments. In the first half of 2005 and 2004, the Company recognized $1.6 million and $13.5 million, respectively, in other charges and impairments. As more fully discussed in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended February 5, 2005, the first half of 2004 included reserves for severance and related costs ($3.2 million), impairment charges ($5.1 million), contract terminations and settlements ($840,000), accruals related to accelerated vesting of supplemental retirement plan benefits and guaranteed bonuses for 2004 ($3.5 million) and consent solicitation costs ($846,000). In the first half of 2005, other charges and impairments consisted of the following:

	o	Executive Retirements/Repositioning Costs

As part of the Board of Directors ongoing effort to realign the executive management team following the proxy consent solicitation in early 2004, two senior executives agreed to retire during the second quarter of 2005. During the quarter ended July 23, 2005, the Company recorded approximately $1.1 million in separation costs relating to these two executives and for costs incurred as part of the Company’s search for a new CEO which was completed and announced on July 20, 2005.

	o	Reserves for Severance and Related Costs

In the first half of 2005, the Company recognized $209,000 in additional costs associated with the dismissal of certain executives in 2004.

	o	Impairment Charges

During the second quarter of 2005, the Company recorded a reserve of $180,000 for repair parts related to its film infrastructure determined to be obsolete due to the conversion of its studios to the full digital format. In addition, the Company recorded $74,000 in costs to discard assets removed from service during the 2004 hardware and printer upgrade as well as the ongoing digital conversion.

	o	Contract Terminations and Settlements

During the first half of 2005, favorable settlements of professional services billings were negotiated resulting in reversals of $36,000 of a previous accrual. The Company also recorded an additional $50,000 accrual relating to the settlement of a compensation claim by a former consultant to the Company. This former consultant is a relative of the Company’s Chairman of the Board.

•

Interest expense was $860,000 in the first half of 2005 compared to $1.1 million in the comparable half of the prior year. The reduction in interest expense is primarily a result of scheduled annual principal payments totaling $8.6 million made in June 2005 reducing the outstanding balance of the Senior Notes.

•

Interest income was $320,000 in the first half of 2005 compared to $550,000 in the first half of 2004. The first half of 2004 included $290,000 of accrued preferred security dividends that were subsequently fully reserved in the third quarter of 2004 as a result of the deteriorating financial performance of Prints Plus, the Company’s former Wall Décor segment. Excluding these accrued dividends, interest income increased due to the impact of higher interest rates earned on average invested cash balances partially offset by lower average balances.

•

Income tax benefits on losses from continuing operations were $3.0 million and $6.4 million in the first half of 2005 and 2004, respectively. These benefits resulted in effective tax rates of 37.2% in 2005 and 31.0% in 2004. The lower effective income tax rate in the first half of 2004 was attributable to permanent differences associated with taxable gains primarily resulting from the surrendering of company-owned life insurance policies held by a Rabbi Trust and previously used as funding vehicles for the Company’s supplemental executive retirement plan and non-deductible expenditures related to the termination of certain Company executives.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our cash flows for first half of 2005 and 2004.

	24 Weeks Ended

thousands	July 23, 2005	July 24, 2004

Net cash (used in) provided by:
Operating activities	$(759)	$(10,980)
Investing activities	(13,636)	(8,985)
Financing activities	(4,811)	(16,261)
Effect of exchange rate changes on cash	147	41

Net decrease in cash	$(19,059)	$(36,185)

Net Cash Used In Operating Activities

Net cash used in operating activities was $759,000 in the first half of 2005 compared to $11.0 million in the first half of 2004. Cash flows used in discontinued operations were $2.7 million in 2004 and zero in 2005. During 2004, expenses and charges related to the change of control of the Company’s Board of Directors and strategic leadership changes were incurred. A decrease in related payments in first half 2005 as compared to first half 2004 increased cash flow by approximately $2.9 million. The remaining change of approximately $4.6 million is primarily attributable to improved operating results year to date 2005 over the same period of 2004.

Net Cash Used In Investing Activities

Net cash used in investing activities during the first half of 2005 was $13.6 million compared to $9.0 million in the first half of 2004. The $4.6 million increase in cash used for investing activities is primarily related to a $6.3 million increase in capital expenditures during the first half of 2005, partially offset by a decrease of $1.6 million in revolving loans outstanding from Prints Plus between 2004 and 2005. The increase in capital expenditures is primarily the result of the Company’s ongoing implementation of its plan to convert its studios to digital technology, while the decrease in the revolving loans outstanding to Prints Plus is the result of the repayment of such loans and the concurrent termination of the revolving credit agreement with them.

Net Cash Used In Financing Activities

Net cash used in financing activities was $4.8 million in the first half of 2005 compared to $16.3 million in the comparable half of 2004. The $11.5 million decrease in net cash used was primarily related to a reduction of $6.2 million in restricted cash representing collateral for outstanding letters of credit in the first half of 2005 and a $6.0 million repurchase of Company shares in a negotiated transaction in the first half of 2004. This was partially offset by an $808,000 decrease in cash proceeds from option exercises. In the second quarter of 2005, the Company replaced all of the outstanding collateralized standby letters of credit with new letters of credit issued under the Company’s new revolving credit facility. Accordingly, the restricted cash which had been deposited as cash collateral has been returned to the Company for general corporate purposes.

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

At July 23, 2005, the Company had $17.1 million outstanding under its existing Senior Note Agreement and no borrowings against its $30.0 million Revolving Facility. The Company was in compliance with all the covenants under its Senior Note Agreement and its Revolving Facility as of July 23, 2005.

Off-Balance Sheet Arrangements

Other than stand-by letters of credit to support various self-insurance programs and the ongoing guarantee of certain operating real estate leases of Prints Plus, both of which are more fully discussed in the following Contingencies section, the Company has no additional off-balance sheet arrangements.

Contingencies

The Company uses stand-by letters of credit to support its various self-insurance programs. As of July 23, 2005, the Company had standby letters of credit outstanding in the principal amount of $6.3 million.

In July 2001, the Company announced the completion of the sale of its Wall Décor segment which included the ongoing guarantee of certain operating real estate leases of Prints Plus. As of July 23, 2005, the maximum future obligation to the Company under its guarantee of these leases is $4.2 million. To recognize the risk associated with these leases and based upon the Company’s past experience with renegotiating lease obligations, a $1.0 million reserve was established in 2001 at time of the sale. As a result of the significant deterioration in the financial performance of Prints Plus in the third quarter of 2004, including its subsequent bankruptcy filing, all of which is more fully described in Note 12 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended February 5, 2005, the Company recorded an additional $2.1 million of lease obligation reserves bringing the total reserve at July 23, 2005 to $3.1 million. Based on the progress of the bankruptcy case to-date, including Prints Plus’ receipt of debtor-in-possession financing on May 18, 2005, and the continued operations of selected locations of Prints Plus, the Company believes that the $3.1 million reserve is adequate to cover the potential losses to be realized under the Company’s operating lease guarantees.

To assist Prints Plus in obtaining the above-mentioned debtor-in-possession financing facility, the Company guaranteed $300,000 of the facility by posting a letter of credit with the lender.

Liquidity

Cash flows from operations, cash and cash equivalents on hand and the borrowing capacity under the Company’s new Revolving Facility represent the expected sources of funds in 2005 to meet its obligations and commitments, including debt service, annual dividends to shareholders, planned capital expenditures which are estimated to be approximately $25 million in fiscal 2005 and normal operating needs. Estimated capital expenditures are down $2.0 million from the original estimate of $27 million due principally to the reduction in the number of planned new studios in Sears Essential stores in 2005.

ACCOUNTING PRONOUNCEMENTS AND POLICIES

Adoption of New Accounting Standards

In December 2004, FASB issued FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004” (“FSP 109-2”), which provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation of Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. We expect to make our repatriation determination during the third quarter of 2005. Accordingly, as provided for in FSP 109-2, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The statements contained in this report, and in particular in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995, and involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements, such as the Company’s outlook for portrait studios, future cash requirements, compliance with debt covenants, valuation allowances, reserves for charges and impairments and capital expenditures, are only predictions or expectations; actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to: customer demand for the Company’s products and services, the Company’s ability to obtain financing when needed under reasonable terms, the overall level of economic activity in the Company’s major markets, competitors’ actions, manufacturing interruptions, dependence on certain suppliers, changes in the Company’s relationship with Sears and the impact of the Kmart/Sears merger, fluctuations in operating results, the ultimate impact of the Prints Plus bankruptcy, the attraction and retention of qualified personnel, unforeseen difficulties arising from installation and operation of new equipment in its portrait studios, the Company’s conversion to a full digital format and other risks as may be described in the Company’s filings with the Securities and Exchange Commission, including its Form 10-K for the year ended February 5, 2005. The Company does not undertake any obligation to update any of these forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign exchange rates. The Company’s long-term debt obligations have fixed interest rates, therefore, the Company’s exposure to changes in interest rates is minimal. The Company’s exposure to changes in foreign exchange rates relates to its Canadian operations and is also minimal, as these operations constitute 11.0% of the Company’s total assets at July 23, 2005 and 7.0% of the Company’s total net sales for the 24 weeks then ended.

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

In the quarter ended July 23, 2005, the Company did not make any changes to its internal controls over financial reporting that have reasonably affected, or are reasonably likely to affect, the Company’s internal control over financial reporting. In addition, since the date of this evaluation to the filing date of this Quarterly Report, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.	OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The 2005 Annual Meeting of Stockholders was held in St. Louis, Missouri on Thursday, June 23, 2005. The following items were voted on and the results are listed below:

1.	The following individuals were elected to the Company’s Board of Directors:

Name	Shares For	Shares Withheld

James J. Abel	7,116,133	391,950
Michael S. Koeneke	7,128,769	379,314
David M. Meyer	7,223,725	284,358
Mark R. Mitchell	7,373,595	134,488
John Turner White IV	7,111,133	396,950

2.	The Board of Directors’ appointment of KPMG LLP to audit the Company’s financial statements for the 2005 fiscal year:

For	Against	Abstain

7,501,368	6,175	540

3.	Modifications to the CPI Corp. Restricted Stock Plan:

For	Against	Abstain

5,036,541	589,564	3,230

Item 6. Exhibits

a.	Exhibits

An Exhibit Index has been filed as part of this Report on Page E-1.

CPI CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI Corp.
(Registrant)

	By:	/s/ Gary W. Douglass

Gary W. Douglass
Executive Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)

Dated: September 1, 2005

	By:	/s/ Dale Heins

Dale Heins
Vice President, Corporate Controller
(Principal Accounting Officer)

Dated: September 1, 2005

CPI CORP.

E-1
EXHIBIT INDEX

10.98	Retirement and Release Agreement by and between Stephen A. Glickman and CPI Corp.

10.99	Consulting Agreement by and between Stephen A. Glickman and CPI Corp.

10.100	Retirement and Release Agreement by and between Jack Krings and CPI Corp.

10.101	Consulting Agreement by and between Jack Krings and CPI Corp.

10.102	Employment Agreement by and between Renato Cataldo and CPI Corp.

10.103	Stock Award and Restriction Agreement by and between Renato Cataldo and CPI Corp.

10.104	Confidentiality, Noncompetition and Nonsolicitation Agreement by and between Renato Cataldo and CPI Corp.

10.105	Stock Award and Restriction Agreement by and between Paul Rasmussen and CPI Corp.

10.106	Confidentiality, Noncompetition and Nonsolicitation Agreement by and between Paul Rasmussen and CPI Corp.

11.1	Computation of Per Common Share Earnings (Loss) - Diluted - for the 12 and 24 weeks ended July 23, 2005 and July 24, 2004

11.2	Computation of Per Common Share Earnings (Loss) - Basic - for the 12 and 24 weeks ended July 23, 2005 and July 24, 2004

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934 by the Chief Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934 by the Executive Vice President, Finance and Chief Financial Officer

32.0

Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Executive Vice President, Finance and Chief Financial Officer