Form 10-Q
period 2005-11-01
CPI CORP
filed 2005-12-22
CIK 25354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 12, 2005

Commission file number 1-10204

CPI Corp.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 1706 Washington Ave., St. Louis, Missouri (Address of principal executive offices)	43-1256674 (I.R.S. Employer Identification No.) 63103 (Zip Code)

Registrant’s telephone number, including area code: (314) 231-1575

Indicate by check mark whether the Registrant [1] has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months and [2] has been subject to such filing requirements for the past 90 days.   [ X ] Yes  [   ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).                     [ X ] Yes  [   ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                          [    ] Yes  [X ] No

As of December 15 2005, the Registrant had 7,875,143 common shares outstanding.

CPI CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
16 Weeks and 40 Weeks Ended November 12, 2005

			PAGE
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Interim Condensed Consolidated Balance Sheets
		November 12, 2005 (Unaudited) and February 5, 2005	1

		Interim Condensed Consolidated Statements of Operations (Unaudited)
		16 and 40 Weeks Ended November 12, 2005 and November 13, 2004	3

		Interim Condensed Consolidated Statement of Changes in Stockholder's Equity
		(Unaudited) 40 Weeks Ended November 12, 2005	4

		Interim Condensed Consolidated Statements of Cash Flows (Unaudited)
		40 Weeks Ended November 12, 2005 and November 13, 2004	5

		Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	7

	Item 2.	Management's Discussion and Analysis of Financial Condition and
		Results of Operations	11

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

	Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION

	Item 6.	Exhibits	20

Signatures			21

Exhibit Index			22

CPI CORP.
Interim Condensed Consolidated Balance Sheets - Assets

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

	November 12, 2005	February 5, 2005
thousands	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$7,784	$33,883
Restricted cash-collateral for outstanding letters of credit	-	6,154
Accounts receivable:
Due from licensor stores	16,509	7,365
Other	106	326
Inventories	11,206	10,521
Prepaid expenses and other current assets	7,646	6,905
Deferred tax assets	9,030	8,795

Total current assets	52,281	73,949

Property and equipment:
Land	2,765	2,765
Building improvements	26,453	26,684
Leasehold improvements	6,436	6,005
Photographic, sales and manufacturing equipment	130,426	183,979
Total	166,080	219,433
Less accumulated depreciation and amortization	120,371	177,775
Property and equipment, net	45,709	41,658
Assets of business transferred under contractual arrangements:
Preferred security	7,000	7,000
Accrued dividends on preferred security	1,172	689
Impairment reserve related to preferred security interest	(8,172)	(7,689)
Other investments - supplemental retirement plan	6,116	6,141
Deferred tax assets	14,725	11,734
Other assets, net of amortization of $1,359 at both November 12, 2005 and February 5, 2005
	1,358	1,618
TOTAL ASSETS	$120,189	$135,100

See accompanying notes.

CPI CORP.
Interim Condensed Consolidated Balance Sheets - Liabilities and Stockholders’ Equity

	November 12, 2005	February 5, 2005
thousands, except share and per share data	(Unaudited)

LIABILITIES
Current liabilities:
Current maturities of long-term debt	$8,580	$8,580
Accounts payable	11,946	13,011
Accrued employment costs	13,052	12,463
Customer deposit liability	26,547	21,828
Accrued severance	4,581	4,205
Income taxes payable	1,796	2,872
Sales taxes payable	2,647	1,886
Accrued advertising expenses	2,147	1,568
Accrued expenses and other liabilities	6,638	5,348

Total current liabilities	77,934	71,761

Long-term debt, less current maturities	8,493	17,050
Accrued pension obligations	13,127	13,993
Supplemental retirement plan obligations	3,881	4,512
Customer deposit liability	3,133	4,334
Other liabilities	471	564

Total liabilities	107,039	112,214

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized; no shares outstanding	-	-
Preferred stock, Series A, no par value, 200,000 shares authorized; no shares outstanding	-	-
Common stock, $0.40 par value. 50,000,000 shares authorized; 18,514,686 and 18,432,779
shares outstanding at November 12, 2005 and February 5, 2005, respectively	7,406	7,373
Additional paid-in capital	54,764	53,301
Retained earnings	194,881	206,812
Accumulated other comprehensive loss	(9,943)	(10,505)
	247,108	256,981
Treasury stock - at cost, 10,639,543 and 10,672,236 at November 12, 2005 and
February 5, 2005, respectively	(233,541)	(234,031)
Unamortized deferred compensation-restricted stock	(417)	(64)
Total stockholders' equity	13,150	22,886
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$120,189	$135,100

See accompanying notes.

CPI CORP.
Interim Condensed Consolidated Statements of Operations
(Unaudited)

	16 Weeks Ended		40 Weeks Ended
thousands, except share and per share data
	November 12, 2005	November 13, 2004	November 12, 2005	November 13, 2004

Net sales	$78,470	$78,820	$188,999	$182,366

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	9,833	10,576	25,178	24,938
Selling, general and administrative expenses	66,231	69,300	158,540	157,537
Depreciation and amortization	6,209	4,893	15,258	12,434
Other charges and impairments	803	1,707	2,379	15,211
	83,076	86,476	201,355	210,120

Loss from continuing operations	(4,606)	(7,656)	(12,356)	(27,754)

Interest expense	440	599	1,300	1,730
Interest income	91	351	411	900
Other income, net	20	58	228	208
Impairment and related obligations of preferred security interest	-	9,644	-	9,644

Loss from continuing operations before income tax benefit	(4,935)	(17,490)	(13,017)	(38,020)
Income tax benefit	1,837	4,052	4,844	10,413

Net loss from continuing operations	(3,098)	(13,438)	(8,173)	(27,607)
Net loss from discontinued operations, net of income tax benefit	-	(7)	-	(3,744)

NET LOSS	$(3,098)	$(13,445)	$(8,173)	$(31,351)

NET LOSS PER COMMON SHARE

Net loss per share from continuing operations - diluted	$(0.39)	$(1.73)	$(1.04)	$(3.48)
Net loss per share from discontinued operations - diluted	-	-	-	(0.47)
Net loss per share - diluted	$(0.39)	$(1.73)	$(1.04)	$(3.95)

Net loss per share from continuing operations - basic	$(0.39)	$(1.73)	$(1.04)	$(3.48)
Net loss per share from discontinued operations - basic	-	-	-	(0.47)
Net loss per share - basic	$(0.39)	$(1.73)	$(1.04)	$(3.95)

Dividends per share	$0.16	$0.16	$0.48	$0.48

Weighted average number of common and common
equivalent shares outstanding-diluted	7,871,465	7,751,697	7,846,450	7,927,306
Weighted average number of common and common
equivalent shares outstanding-basic	7,871,465	7,751,697	7,846,450	7,927,306

See accompanying notes.

CPI CORP.
Interim Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

	Forty weeks ended November 12, 2005

				Accumulated		Deferred
thousands, except share and	Common	Additional paid-in	Retained	other comprehensive	Treasury stock,	compensation - restricted
per share data	stock	capital	earnings	loss	at cost	stock	Total

Balance at February 5, 2005	$7,373	$53,301	$206,812	$(10,505)	$(234,031)	$(64)	$22,886

Net loss	-	-	(8,173)	-	-	-	(8,173)
Foreign currency translation adjustment	-	-	-	562	-	-	562
Total comprehensive loss	-	-	(8,173)	562	-	-	(7,611)
Issuance of common stock to
employee benefit plans, restricted
stock awards and option exercises
(114,600 shares)	33	1,463	-	-	490	(940)	1,046
Dividends ($.48 per common share)	-	-	(3,758)	-	-	-	(3,758)
Amortization of deferred
compensation - restricted stock	-	-	-	-	-	587	587

Balance at November 12, 2005	$7,406	$54,764	$194,881	$(9,943)	$(233,541)	$(417)	$13,150

See accompanying notes.

CPI CORP.
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	40 Weeks Ended
thousands
	November 12, 2005	November 13, 2004
Reconciliation of net loss from continuing operations to cash flows (used in) provided by operating activities:

Net loss from continuing operations	$(8,173)	$(27,607)

Adjustments for items not requiring cash:
Depreciation and amortization	15,258	12,434
Stock-based compensation expense	672	9
Loss on disposition of property, plant and equipment	374	1,058
Deferred income taxes	(3,226)	(1,793)
Deferred revenues and related costs	3,004	7,414
Pension expense	1,184	1,036
Accrued interest on preferred security	-	(484)
Accelerated vesting of supplemental retirement plan benefits	-	3,338
Impairment and related obligations of preferred security interest	-	9,644
Other impairment charges	-	5,083
Other	606	736

(Increase) decrease in current assets:
Receivables and inventories	(9,609)	(13,908)
Refundable income taxes	-	(9,098)
Prepaid expenses and other current assets	(53)	(2,092)

(Decrease) increase in current liabilities:
Accounts payable	(1,064)	(1,170)
Contribution to pension plan	(2,050)	-
Accrued expenses and other liabilities	3,465	5,665
Income taxes payable	(1,076)	-

Cash flows used in continuing operations	(688)	(9,735)
Cash flows used in discontinued operations	-	(2,736)
Cash flows used in operating activities	$(688)	$(12,471)

See accompanying notes.

CPI CORP.
Interim Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	40 Weeks Ended
thousands
	November 12, 2005	November 13, 2004

Cash flows used in operating activities	$(688)	$(12,471)

Cash flows (used in) provided by financing activities:
Repayment of long-term obligations	(8,580)	(8,580)
Reduction in restricted cash-collateral for outstanding letters of credit	6,154	-
Proceeds from option exercises	119	933
Cash dividends	(3,758)	(3,832)
Purchase of treasury stock	-	(6,008)
Cash flows used in financing activities	(6,065)	(17,487)

Cash flows (used in) provided by investing activities:
Additions to property and equipment	(19,835)	(13,212)
Proceeds from sales of property and equipment	118	363
Proceeds from sales of assets held for sale	49	-
Changes in loan receivable:
Borrowings	-	(37,593)
Repayments	-	33,975
Increases in assets held by Rabbi Trust	(232)	(456)
Proceeds from Rabbi Trust used for supplemental retirement plan payments	257	1,935
Distribution of Rabbi Trust funds in excess of related obligations	-	3,800
Cash flows used in investing activities	(19,643)	(11,188)

Effect of exchange rate changes on cash and cash equivalents	297	1,058

Net decrease in cash and cash equivalents	(26,099)	(40,088)

Cash and cash equivalents at beginning of period	33,883	51,011

Cash and cash equivalents at end of period	$7,784	$10,923

Supplemental cash flow information:
Interest paid	$959	$1,278
Income taxes paid	$128	$216

Supplemental non-cash financing activities:
Issuance of treasury stock under the employee profit sharing plan	$490	$554
Issuance of restricted stock to employees and directors	$1,200	$25

Repayment of borrowings against cash surrender value of life insurance
via liquidation of related policies	$-	$1,548

Executive retirement stock option modification	$177	$-

See accompanying notes.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company operates 1,050 professional portrait studios as of November 12, 2005 throughout the United States, Canada and Puerto Rico principally under license agreements with Sears, Roebuck and Co. ("Sears"). The Company also operates searsphotos.com, a vehicle for the Company’s customers to archive, share portraits via email and order additional portraits and products.

The Interim Condensed Consolidated Balance Sheet as of November 12, 2005, the related Interim Condensed Consolidated Statements of Operations for the 16 and 40 weeks ended November 12, 2005 and November 13, 2004, the Interim Condensed Consolidated Statement of Changes in Stockholders’ Equity for the 40 weeks ended November 12, 2005 and the Interim Condensed Consolidated Statements of Cash Flows for the 40 weeks ended November 12, 2005 and November 13, 2004, are unaudited. The interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the CPI Corp. 2004 Annual Report on Form 10-K for its fiscal year ended February 5, 2005. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

Certain reclassifications have been made to the 2004 financial statements to conform with the current year presentation.

NOTE 2 - INVENTORIES

The following table sets forth the components of inventory:

thousands	November 12, 2005	February 5, 2005

Raw materials - film, paper, chemicals	$4,158	$3,750
Portraits in process	1,861	1,555
Finished portraits pending delivery	917	496
Frames and accessories	1,222	1,286
Studio supplies	2,227	2,197
Other	821	1,237

Total	$11,206	$10,521

NOTE 3 - BORROWINGS

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

At November 12, 2005, the Company had $17.1 million outstanding under its existing Senior Note Agreement and no borrowings against its $30.0 million Revolving Facility.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

Effective November 30, 2005, the Company entered into an Amended and Restated Credit Agreement (the "Credit Agreement").  The Credit Agreement is a three-year, term and revolving credit facility in an amount up to $43 million, consisting of an $18 million term loan and a $25 million revolving loan with a sub-facility for letters of credit in an amount not to exceed $15 million.  The obligations of the Company under the Credit Agreement are secured by (i) a guaranty from certain material direct and indirect domestic subsidiaries of the Company, and (ii) substantially all of the assets of the Company and such subsidiaries.  Borrowings and letters of credit under the Credit Agreement bear interest, at the Company’s option, at a variable rate based on either LIBOR or an alternative rate (as described in the Credit Agreement), with an applicable margin added. The revolving loan is charged a non-use fee, which varies based on the Company’s leverage ratio. Unless sooner paid, the outstanding principal balance of the term loan is to be repaid in five equal semi-annual installments beginning June 30, 2006 and a final payment on November 30, 2008.  The Credit Agreement and other ancillary loan documents contain terms, provisions, and events of default customary for transactions of this type.  The proceeds of the term loan were used to prepay in full all of the outstanding principal, accrued and unpaid interest and make-whole amount due and owing under the Company's Senior Note agreement.

NOTE 4 - OTHER CHARGES AND IMPAIRMENTS

Other charges and impairments totaled $803,000 for the quarter ended November 12, 2005.  The current quarter’s charges are principally attributable to additional reserves and related costs associated with ongoing litigation, partially offset by favorable settlements in other matters, coupled with write-offs and write-downs of assets in connection with the Company’s conversion to digital technology.

NOTE 5 - STOCK-BASED COMPENSATION PLANS

At November 12, 2005, the Company had various stock-based employee compensation plans, which are described more fully in Note 8 of the Notes to Consolidated Financial Statements in the Company’s 2004 Annual Report on Form 10-K. The Company accounts for those plans in accordance with APB No. 25, “Accounting For Stock Issued to Employees”, and related Interpretations. Had the Company accounted for these plans in accordance with SFAS 123, "Accounting for Stock-Based Compensation", the fair value recognition effect would have been additional costs of $.05 and $.07, respectively, for the 16 and 40 weeks of the prior year, and no net effect in the current year.

On April 14, 2005, the Board of Directors approved a grant of 34,562 shares of restricted stock to its Chairman of the Board who had been acting in an executive officer capacity since October 6, 2004, when the Company formed its Office of the Chief Executive. The compensation award included the grant, without restrictions, of 17,281 shares of the Company’s common stock and 17,281 shares of restricted stock that vested ratably from April 2005 through September 2005. The total fair value of the award at the date of the grant was $519,121. The fair value of the 17,281 shares awarded, without restrictions, amounted to $259,561, $175,000 of which represented compensation for fiscal 2004 and was recorded as such in the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended February 5, 2005.

During August 2005, the Board of Directors approved grants of 5,587 and 14,085 shares of restricted stock to its Chief Operating Officer and its Chief Executive Officer, which vest ratably over three and five years, respectively.   The total fair value of the August 2005 awards at the dates of the grant was $350,016.

During the 16 and 40 weeks ended November 12, 2005, $190,000 and $672,000 of compensation expense was recorded related to restricted and unrestricted stock.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

NOTE 6 - EMPLOYEE BENEFIT PLANS

The Company maintains a qualified, noncontributory pension plan that covers all full-time United States employees meeting certain age and service requirements.   The plan provides pension benefits based on an employee's length of service and the average compensation earned from the later of the hire date or January 1, 1998 to the retirement date. Previously, the Company amended its pension plan to implement a freeze of future benefit accruals under the plan, except for those employees with ten years of service and who had attained age 50 at April 1, 2004 who were grandfathered and whose benefits continue to accrue. The Company's funding policy is to contribute annually at least the minimum amount required by government funding standards, but not more than is tax deductible. Plan assets consist primarily of marketable equity securities funds, guaranteed interest contracts, cash equivalents, immediate participation guarantee contracts and government bonds.

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

The following tables set forth the components of net periodic benefit cost for the defined benefit plans:
	16 Weeks Ended
	Pension Plan		Supplemental Retirement Plan
thousands	November 12, 2005	November 13, 2004	November 12, 2005	November 13, 2004

Components of net periodic benefit cost:
Service cost	$155	$157	$35	$62
Interest cost	867	831	77	119
Expected return on plan assets	(858)	(903)	-	-
Amortization of prior service cost	14	14	9	12
Amortization of net (gain) loss	294	134	(6)
Settlement expense (gain)	-	-	-	(55)

Net periodic benefit cost	$472	$233	$115	$138

	40 Weeks Ended
	Pension Plan		Supplemental Retirement Plan
thousands	November 12, 2005	November 13, 2004	November 12, 2005	November 13, 2004

Components of net periodic benefit cost:
Service cost	$389	$628	$86	$145
Interest cost	2,169	2,078	192	292
Expected return on plan assets	(2,146)	(2,257)	-	-
Amortization of prior service cost	34	34	24	22
Amortization of net (gain) loss	738	554	(14)	-
Accelerated vesting	-	-	-	3,338
Settlement expense	-	-	-	31
Curtailment expense	-	-	-	230

Net periodic benefit cost	$1,184	$1,037	$288	$4,058

Based upon the results of its actuarial report for the 2004 plan year, the Company made a voluntary contribution to its pension plan in the amount of $2,050,000 on  September 15, 2005.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

NOTE 7 - CONTINGENCIES

Standby Letters of Credit

As of November 12, 2005, the Company had outstanding standby letters of credit in the principal amount of $6.3 million used primarily in conjunction with the Company’s self insurance programs. On May 17, 2005, the Company replaced all previously-held collateralized standby letters of credit with new letters of credit issued under the Company’s new revolving credit facility. Accordingly, the restricted cash which had been deposited as cash collateral as of February 5, 2005 has been returned to the Company to be used for general corporate purposes.

Litigation

The Company is a defendant in various lawsuits. It is the opinion of management that the ultimate liability, if any, resulting from such lawsuits will not materially affect the consolidated financial position or results of operations of the Company.

Contingent Lease Obligations

In July 2001, the Company announced the completion of the sale of its Wall Décor segment which included the ongoing guarantee of certain operating real estate leases of Prints Plus. As of November 12, 2005, the maximum future obligation to the Company under its guarantee of these leases is $3.7 million. To recognize the risk associated with these leases and based upon the Company’s past experience with renegotiating lease obligations, a $1.0 million reserve was established in 2001 at time of the sale. As a result of the significant deterioration in the financial performance of Prints Plus in the third quarter of 2004, including its subsequent bankruptcy filing, all of which is more fully described in Note 12 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended February 5, 2005,  the Company recorded an additional $2.1 million of lease obligation reserves resulting in the total lease reserves at November 12, 2005 of $3.1 million. Based on the progress of the bankruptcy case to-date, including Prints Plus’ receipt of debtor-in-possession financing on May 18, 2005, and the continued operations of selected locations of Prints Plus, the Company believes that the $3.1 million reserve is adequate to cover the potential losses to be realized under the Company’s operating lease guarantees.

To assist Prints Plus in obtaining the above-mentioned debtor-in-possession financing facility, the Company guaranteed $300,000 of the facility by posting a letter of credit with the lender.

NOTE 8 - SUBESQUENT EVENT

Effective December 21, 2005, the Company’s Board of Directors authorized the repurchase of up to 1,500,000 shares of its common stock through a Dutch Auction self-tender offer. The tender offer is expected to commence during the week of December 26, 2005 and extend through approximately the end of January 2006. Depending upon market conditions immediately prior to the commencement of the tender offer, the tender offer price is expected to range from $17.00 to $20.00 per share. At the envisioned size, the tender offer is, in part, subject to the successful completion of an amendment to the Company’s current credit facility which, among other things, would increase the term loan portion of the facility. In addition, the tender offer is subject to market, economic, business and other customary conditions affecting the Company. The offer will be subject to the terms and conditions described in offering materials that the Company intends to mail to the Company’s stockholders and file with the SEC during the week of December 26, 2005.

The Company anticipates funding the purchase of shares tendered in the tender offer through a combination of cash on hand and funds derived from the funding of the anticipated amendment to its existing credit facility. To the extent that the amendment to the credit agreement is not completed, the Company may need to amend the terms of the tender offer to reduce the number of shares sought.

CPI’s Board of Directors has authorized this tender offer as a prudent use of financial resources given CPI’s business, assets and current stock price and as an efficient means to provide value to stockholders. The offer represents an opportunity for CPI to return cash to stockholders who elect to tender their shares while at the same time increasing non-tendering stockholders’ proportional interest in CPI.

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

EXECUTIVE OVERVIEW

The Company’s Operations

CPI Corp. is a long-standing leader, based on sittings and related revenues, in the professional portrait photography of young children and families. From a single studio opened by our predecessor company in 1942, we have grown to 1,050 studios throughout the United States (“U.S.”), Canada and Puerto Rico, principally under license agreements with Sears. We have provided professional portrait photography for Sears’ customers since 1959 and have been the exclusive Sears portrait studio operator since 1986.  As of the end of the third quarter in fiscal 2005 and 2004, the Company’s studio counts were:

	November 12, 2005	November 13, 2004

United States and Puerto Rico:
Within full-line Sears mall-based stores	859	860
Locations not within Sears stores	40	40
Within Sears Essential/Grand stores	36	4

Canada	115	117

Total	1,050	1,021

The above totals include three studios temporarily closed due to damage to the related Sears' stores from the recent severe hurricane season.  It is anticipated that reopenings for these studios will occur in early 2006.  During the third quarter of 2005, the Company completed its plan to transition all of its U.S. studios to full digital technology, converting 268 studios to full digital format.  During fiscal 2005 through November 12, 2005, the Company has opened new, all-digital portrait studios in 32 Sears Essential and/or Sears Grand formats, bringing the total of such new studios to 36.  No additional new studio openings are anticipated through fiscal year end.

RESULTS OF OPERATIONS

A summary of consolidated results of operations and key statistics were as follows:

	16 Weeks Ended		40 Weeks Ended
thousands, except per share data	November 12, 2005	November 13, 2004	November 12, 2005	November 13, 2004

Net sales	$78,470	$78,820	$188,999	$182,366

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	9,833	10,576	25,178	24,938
Cost of sales as a percentage of net sales	12.5%	13.4%	13.3%	13.7%
Gross margin as a percentage of net sales	87.5%	86.6%	86.7%	86.3%
Selling, general and administrative expenses	66,231	69,300	158,540	157,537
Selling, general and administrative expenses as a percentage of net sales	84.4%	87.9%	83.9%	86.4%
Depreciation and amortization	6,209	4,893	15,258	12,434
Other charges and impairments	803	1,707	2,379	15,211
	83,076	86,476	201,355	210,120

Loss from continuing operations	(4,606)	(7,656)	(12,356)	(27,754)

Interest expense	440	599	1,300	1,730
Interest income	91	351	411	900
Other income, net	20	58	228	208
Impairment and related obligations of preferred security interest	-	9,644	-	9,644
Loss from continuing operations before income tax benefit	(4,935)	(17,490)	(13,017)	(38,020)

Income tax benefit	1,837	4,052	4,844	10,413

Net loss from continuing operations	(3,098)	(13,438)	(8,173)	(27,607)
Net loss from discontinued operations, net of income tax benefit	-	(7)	-	(3,744)

NET LOSS	$(3,098)	$(13,445)	$(8,173)	$(31,351)

Net loss per share from continuing operations - diluted	$(0.39)	$(1.73)	$(1.04)	$(3.48)
Net loss per share from discontinued operations - diluted	-	-	-	(0.47)

Net loss per share - diluted	$(0.39)	$(1.73)	$(1.04)	$(3.95)

16 weeks ended November 12, 2005 compared to 16 weeks ended November 13, 2004

The Company reported a net loss for the 16-week third quarter ended November 12, 2005 of $3.1 million or $0.39 per diluted share, compared to a net loss of $13.4 million, or $1.73 per diluted share, for the comparable quarter of fiscal 2004. The overall results for the third quarter of fiscal 2005 were impacted by the recording of other charges and impairments totaling $504,000 on an after-tax basis related principally to additional reserves and related costs associated with ongoing litigation, partially offset by favorable settlements in other matters, coupled with write-offs and write-downs of assets in connection with the Company's conversion to digital technology.  The third quarter of fiscal 2004 was significantly impacted by the recording of other charges and impairments totaling $1.3 million on an after-tax basis and $7.4 million of after-tax charges recorded as impairment and related obligations of preferred security interest.   The other charges and impairments in 2004 relate to the asset write-downs and write-offs resulting from on going changes in strategic technology direction.  The impairment and related obligations of preferred security interest related to an investment  in and operating lease guarantees associated with the Company's former Wall Decor segment, Prints Plus, and were necessitated by significant deteriorating financial performance of that entity.

Net sales totaled $78.5 million and $78.8 million in the third quarter of fiscal 2005 and 2004, respectively.

•
Net sales for the third quarter of 2005 were essentially flat with the $78.8 million reported in the third quarter of 2004.  The third quarter of 2005 includes approximately $615,000 in sales related to new studios opened throughout fiscal 2005. The 2005 third quarter sales performance was the result of a 25% decline in sittings almost totally offset by a 33% increase in average sale per customer sitting. Sales for the quarter were positively impacted by $3.7 million resulting from a reduced backlog of portraits in process or pending delivery to customers at the end of the third quarter.  This reduction in backlog is primarily attributable to the increased number of digital studios which, due to their faster processing, both through central and on-site fulfillment, have lower levels of undelivered portraits.  The Company attributes the sittings decline to a number of internal and external factors.  The Company’s marketing program has undergone extensive changes designed to transition to everyday values, reduce dependence on coupons and promotional activity, and prepare the way for a significant repositioning of the Sears Portrait Studio brand in conjunction with the completion of the digital rollout. At the same time, the Company broadly tested various offer changes designed to reflect the differentiated value proposition offered by its digital studios. While positively impacting average transaction size, these offer changes have resulted in the loss of more price-sensitive customers to lower priced competitors. Historically, sittings and sales have rapidly accelerated from October through the Thanksgiving and Christmas holidays. The Company believes that this acceleration has shifted forward in 2005 due to customer reaction to shorter lead times related to both central and same day fulfillment. As a result, the Company’s third quarter sittings and sales were negatively impacted by this shift while the fourth quarter is expected to benefit. The Company also believes that the continuing proliferation of amateur digital photography may be reducing portrait activity, especially during periods such as the Company’s third quarter, which are marked by the absence of significant holidays. Finally, sales were also negatively impacted by the severe hurricane season that principally affected studios in Alabama, Florida, Louisiana, Mississippi and Texas.

Costs and expenses were $83.1 million in the third quarter of 2005, compared with $86.5 million in the comparable prior year period.

•
Cost of sales, excluding depreciation and amortization expense, was $9.8 million in the third quarter of 2005 compared with $10.6 million in the comparable prior year period. Cost of sales as a percentage of net sales was 12.5% in the third quarter of 2005, compared to 13.4% in the comparable quarter in 2004. Correspondingly, gross margin rates were 87.5% and 86.6% in the third quarter of 2005 and 2004, respectively.  The decrease in cost of sales resulted from lower overall production levels due to the decline in sittings as well as savings related to reduced purchases of film and lower shipping costs, both resulting from the digital conversion. These decreases were partially offset by increased costs associated with the production of new and specialty products not previously available in the analog film environment. In addition, both periods were significantly affected by workers’ compensation costs.

•
Selling, general and administrative (“SG&A”) expenses were $66.2 million and $69.3 million for the third quarter of 2005 and 2004, respectively. As a percentage of sales, these expenses were 84.4% in 2005 and 87.9% in 2004.   Selling, general and administrative expenses decreased primarily as a result of a decrease in studio employment costs of $1.2 million, which is net of $552,000 of additional costs related to the reduction in sales backlog, a decrease of $625,000 in advertising costs and a decrease of $1.3 million in numerous other expense categories, all resulting from the Company’s ongoing cost containment efforts. The decrease in studio employment costs resulted from the decline in sittings volume as well as the positive impact of initiatives launched in the first half of 2005 to improve labor scheduling and productivity. Advertising costs declined principally as a result of the elimination of broadcast media and related production costs in the current year.  In addition, a more targeted focus in terms of type and frequency of media utilized also resulted in reduced spending.

•
Depreciation and amortization was $6.2 million in the third quarter of 2005, compared to $4.9 million in the comparable quarter of 2004. The increase in depreciation and amortization is entirely attributable to significant investments that have been made in connection both with a studio-wide hardware and printer upgrade in 2004 and the recently completed digital conversion of U.S. studios.

•
Other charges and impairments reflect costs incurred from strategic actions implemented by the Company to restructure its operations, costs that are unpredictable and typical of the Company’s operations and additional charges due to asset impairments. In the third quarter of 2005 and 2004, the Company recognized $803,000 and $1.7 million, respectively, in other charges and impairments.   The decrease in other charges and impairments primarily reflects third quarter 2004 impairment charges related to a change in technology strategy, partially offset by 2005 third quarter charges principally attributable to additional reserves and related costs associated with ongoing litigation and reduced by favorable settlements in other matters, coupled with write-offs and write-downs of assets in connection with the Company’s conversion to digital technology.

•
Interest expense was $440,000 in the third quarter of 2005 compared to $599,000 in the comparable prior year quarter. The reduction in interest expense is the result of scheduled annual principal payments totaling $8.6 million made in June 2005 reducing the outstanding balance of the Senior Notes.

•
Interest income was $91,000 in the third quarter of 2005 compared to $351,000 in the third quarter of 2004.  The third quarter of 2004 included $193,000 of accrued preferred security dividends that were subsequently fully reserved in the fourth quarter of 2004 as a result of the deteriorating financial performance of Prints Plus, the Company’s former Wall Décor segment. Excluding these accrued dividends, interest income decreased between 2004 and 2005, partially offset by lower invested balances due to the impact of higher interest rates.

•
The impairment and related obligations of preferred security interest charges in the third quarter of 2004 related to an investment in an operating lease guarantees associated with its former Wall Decor segment, Prints Plus, totaling $9.6 million.  These charges were necessitated by the significant deteriorating financial performance of Prints Plus and are more fully discussed in the section of Management's Discussion and Analysis entitled "Contingencies" which follows.

•
Income tax benefits on losses from continuing operations were $1.8 million and $4.1 million in the third quarter of 2005 and 2004, respectively. These benefits resulted in effective tax rates of 37.2% in 2005 and 23.2% in 2004. The lower effective income tax rate in the third quarter of 2004 was attributable to permanent differences associated with taxable gains primarily resulting from the surrender of company-owned life insurance policies held by a Rabbi Trust as funding vehicles for the Company’s supplemental executive retirement plan and non-deductible expenditures related to the termination of certain Company executives.

40 weeks ended November 12, 2005 compared to 40 weeks ended November 13, 2004

The Company reported a net loss for the 40-weeks ended November 12, 2005 of $8.2 million or $1.04 per diluted share, compared to a net loss of $31.4 million or $3.95 per diluted share for the comparable 40 weeks ended November 13, 2004.   The first three quarters of 2005 were impacted by the recording of other charges and impairments totaling $2.4 million, $1.5 on an after-tax basis, or $0.19 per diluted share, relating principally to repositioning of the executive management team, including separation costs associated with executive retirements and additional reserves and related costs associated with ongoing litigation, offset in part by favorable settlements in other matters.  The overall results for the 40 weeks ended November 13, 2004 were significantly impacted by the recording of other charges and impairments totaling $15.2 million and by the recording of other non-operating charges discussed earlier related to Prints Plus totaling $9.6 million.  On an after-tax basis, the other charges and impairments and the other non-operating charges totaled $18.0 million or $2.28 per diluted share.  The results for the first three quarters of 2004 were also significantly impacted by the $3.7 million net after-tax loss recorded on the discontinuation of the Mexico and mobile photography operations.   The other charges and impairments consist principally of additional costs incurred by the Company in the first three quarters of 2004 related to the then-ongoing consent solicitation contest, accruals triggered by various change of control provisions included in certain executive employment contracts and accruals, and reserves and charges resulting from personnel and strategic direction decisions made by the Company’s  Board of Directors.

Net sales totaled $189.0 million and $182.4 million for the 40 weeks of fiscal 2005 and 2004, respectively.

•
 Net sales for  2005 increased $6.6 million, or 3.6%, to $189.0 million from the $182.4 million reported in  2004. The comparability of the sales for the first three quarters of 2005 versus 2004 was not significantly impacted by the opening of portrait studios in new Sears Essential stores during the first half of 2005.  The overall increase in sales is due to a 22.1% increase in average sales per customer sitting, partially offset by a 15.3% year-over-year decline in sittings.  The Company attributes the increase in year-to-date sales to the impacts of the following initiatives undertaken throughout the second half of 2004 and continuing to date:

o	The implementation of a significant computer hardware and printer upgrade which improved the performance of legacy systems while laying the foundation for a transition to digital.

o	The successful conversion of all U.S. studios to full digital format which out performs the historical analog film studio results. Such conversion was completed ahead of schedule.

o	The restoration of coverage and training hours in the studios that had been significantly reduced in the first half of 2004 in response to then-declining sales trends.

o	The effectuation of various offer changes and targeted price increases as well as the utilization of more efficient advertising vehicles.

Similar to the preceding discussion of 16-week results, year-to-date sales  were positively impacted by approximately $4.5 million resulting from a reduction of the backlog of portraits in process or pending delivery to customers at the end of the third quarter of 2005.  Historically, sittings and sales have rapidly accelerated from October through the Thanksgiving and Christmas holidays. The Company believes that this acceleration has shifted forward in 2005 due to customer reaction to shorter lead times related to both central and same day fulfillment. As a result, the Company’s third quarter sittings and sales were negatively impacted by this shift while the fourth quarter should benefit. Finally, the Company believes that early 2005 sales growth was moderated somewhat by a lower level of marketing intensity in the the beginning of the first quarter as well as the possible negative effects of an early Easter, a seasonally-important time for portraiture sales. Historically, the Company has generally recognized lower Easter-related sales in those years when Easter falls earlier on the calendar.

Costs and expenses were $201.4 million for fiscal 2005, compared with $210.1 million in the comparable prior year.

•
Cost of sales, excluding depreciation and amortization expense, was $25.2 million in  2005 compared with $24.9 million in the comparable prior year. Cost of sales as a percentage of net sales was 13.3% for 2005, compared to 13.7% in 2004. Correspondingly, gross margin rates were 86.7% and 86.3% for 2005 and 2004, respectively.   The increase in cost of sales is primarily attributable to start-up costs and inefficiencies (both in-studio and central lab) in connection with the digital conversion and approximately $1.9 million of costs associated with new and specialty products not previously available in the analog film environment.  This was partially offset by lower overall production levels due to the decline in sittings as well as savings related to reduced purchases of film and lower shipping costs, both resulting from the digital conversion, totaling approximately $1.3 million.  In addition, during 2004 the Company incurred high costs associated with mark downs on merchandise sales of frames and accessories in an effort to clear older inventory, the absence of which has had a favorable impact of $934,000.

•
Selling, general and administrative (“SG&A”) expenses were $158.5 million and $157.5 million for  2005 and 2004, respectively. As a percentage of sales, these expenses were 83.9% in 2005 and 86.4% in 2004.  Selling, general and administrative expenses increased primarily as a result of an increase in studio employment costs of $2.9 million and increased commission on higher sales of $965,000. Offsetting these effects are decreases of $1.6 million in advertising costs, $1.4 million in medical costs, and $900,000 in numerous other expense categories, all resulting from the Company’s ongoing cost containment efforts.  Studio employment increased in the first half due to the restoration of scheduled reductions that were in place most of the first three quarters of 2004, an increase in the average U.S. hourly rate which brought year-to-date cost up $1.5 million and additional costs related to the reduction in sales backlog totaling $998,000.  This was offset by a third quarter 2005 decrease due to the decline in sittings volume and the positive impact of initiatives launched in the first half of 2005 to improve labor scheduling and productivity.  Advertising costs declined principally as a result of the elimination of broadcast media and related production costs in the current year.  In addition, a more targeted focus in terms of type and frequency of media utilized also resulted in reduced spending.  Medical costs have decreased as a result of lower claim volumes and an absence of materially high individual claims during the quarter.

•
Depreciation and amortization was $15.2 million in  2005, compared to $12.4 million in  2004.  The increase in depreciation and amortization is attributable to significant investments that have been made in connection both with a studio-wide hardware and printer upgrade in 2004 and the recently completed digital conversion of U.S. studios

•
Other charges and impairments reflect costs incurred from strategic actions implemented by the Company to restructure its operations, costs that are unpredictable and atypical of the Company’s operations and additional charges due to asset impairments. In the first three quarters of 2005 and 2004, the Company recognized $2.4 million and $15.2 million, respectively, in other charges and impairments.  The decrease in other charges and impairments primarily reflects 2004 charges related to a change in technology strategy and executive retirements and repositioning, partially offset by the incurrence of 2005 year-to-date charges principally attributable to additional reserves and related costs associated with management changes and ongoing litigation and reduced by favorable settlements in other matters, coupled with write-offs and write-downs of assets in connection with the Company’s conversion to digital technology.

•
Interest income was $411,000 in 2005 compared to $900,000 in 2004.  The first half of 2004 included $483,000 of accrued preferred security dividends that were subsequently fully reserved in the fourth quarter of 2004 as a result of the deteriorating financial performance of Prints Plus, the Company's former Wall Decor segment.  Excluding these accrued dividends, interest income slightly decreased due to lower average balances.

•
The impairment and related obligations of preferred security interest charges in the third quarter of 2004 related to an investment in and operating lease guarantees associated with its former Wall Decor segment, Prints Plus, totaling $9.6 million.  These charges were necessitated by the significant deteriorating financial performance of Prints Plus and are more fully discussed in the section of Management's Discussion and Analysis entitled "Contingencies" which follows.

•
Income tax benefits on losses from continuing operations were $4.8 million and $10.4 million in 2005 and 2004, respectively.  These benefits resulted in effective tax rates of 37.2% in 2005 and 27.4% in 2004.  The lower effective income tax rate in the first three quarters of 2004 was attributable to permanent differences associated with taxable gains primarily resulting from the surrendering of company-owned life insurance policies held by a Rabbi Trust and previously used as funding vehicles for the Company's supplemental executive retirement plan and non-deductible expenditures related to the termination of certain Company executives.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our cash flows for the first three quarters of 2005 and 2004.

	40 Weeks Ended
thousands	November 12, 2005	November 13, 2004

Net cash (used in) provided by:
Operating activities	$(688)	$(12,471)
Investing activities	(19,643)	(11,188)
Financing activities	(6,065)	(17,487)
Effect of exchange rate changes on cash	297	1,058

Net decrease in cash	$(26,099)	$(40,088)

Net Cash Used In Operating Activities

Net cash used in operating activities was $688,000 during the 40 weeks of 2005 compared to $12.5 million in  2004. Cash flows used in discontinued operations were $2.7 million in 2004 and zero in 2005.   During 2004, expenses and charges related to the change of control of the Company’s Board of Directors and strategic leadership changes were incurred for which payments occur over a period of time. A decrease in related payments in the first three quarters of  2005 as compared to the first three quarters of  2004 increased cash flow by approximately $407,000. A tax refund of $680,000 in 2005 increased cash flow.  Offsetting this, the third quarter of 2005 includes a pension contribution of $2.1 million.   The remaining change of approximately $9.0 million is primarily attributable to improved operating results and the timing of payments year-to-date 2005 over the same period of 2004.

Net Cash Used In Investing Activities

Net cash used in investing activities during the 40 weeks of 2005 was $19.6 million compared to $11.2 million in  2004. The $8.4 million increase in cash used for investing activities is primarily related to a $6.6 million increase in capital expenditures during the first three quarters of 2005 and proceeds from the Rabbi Trust (the funding vehicle for the Company's supplemental executive retirement plan) in 2004 which exceeded 2005 levels by $5.3 million causing decreased cash flow.   These uses were partially offset by a decrease of $3.6 million in revolving loans outstanding to Prints Plus between 2004 and 2005. The increase in capital expenditures is primarily the result of the Company’s conversion of  studios to digital technology while the decrease in the revolving loans outstanding to Prints Plus is the result of the repayment of such loans and the concurrent termination of the revolving credit agreement with them.  Proceeds from the Rabbi Trust in 2004 were used to fund $1.9 million in retirement obligations under the Company's supplemental retirement plan, with the remainder used for general corporate purposes.

Net Cash Used In Financing Activities

Net cash used in financing activities was $6.1 million in the 40 weeks of 2005 compared to $17.5 million in  2004. The $11.4 million decrease in net cash used was primarily related to a reduction of $6.2 million in restricted cash representing collateral for outstanding letters of credit in the second half of 2005 and a $6.0 million repurchase of Company shares in a negotiated transaction in the second half of 2004. This was partially offset by an $814,000 decrease in cash proceeds from option exercises. In the second quarter of 2005, the Company replaced all of the outstanding collateralized standby letters of credit with new letters of credit issued under the Company’s new revolving credit facility. Accordingly, the restricted cash which had been deposited as cash collateral has been returned to the Company for general corporate purposes.

Effective November 30, 2005, the Company entered into an Amended and Restated Credit Agreement (the "Credit Agreement").  The Credit Agreement is a three-year, term and revolving credit facility in an amount up to $43 million, consisting of an $18 million term loan and a $25 million revolving loan with a sub-facility for letters of credit in an amount not to exceed $15 million.  The obligations of the Company under the Credit Agreement are secured by (i) a guaranty from certain material direct and indirect domestic subsidiaries of the Company, and (ii) substantially all of the assets of the Company and such subsidiaries.  Borrowings and letters of credit under the Credit Agreement bear interest, at the Company’s option, at a variable rate based on either LIBOR or an alternative rate (as described in the Credit Agreement), with an applicable margin added. The revolving loan is charged a non-use fee, which varies based on the Company’s leverage ratio. Unless sooner paid, the outstanding principal balance of the term loan is to be repaid in five equal semi-annual installments beginning June 30, 2006 and a final payment on November 30, 2008.  The Credit Agreement and other ancillary loan documents contain terms, provisions, and events of default customary for transactions of this type.  The proceeds of the term loan were used prepay in full all of the outstanding principal, accrued and unpaid interest and make-whole amount due and owing under the Company's Senior Note agreement.

Debt Covenants

At November 12, 2005, the Company had $17.1 million outstanding under its existing Senior Note Agreement and no borrowings against its $30.0 million Revolving Credit Facility. The Company was in compliance with all the covenants under its Senior Note Agreement and its Revolving Facility as of November 12, 2005.

Off-Balance Sheet Arrangements

Other than stand-by letters of credit to support various self-insurance programs and the ongoing guarantee of certain operating real estate leases of Prints Plus, both of which are more fully discussed in the following Contingencies section, the Company has no additional off-balance sheet arrangements.

Contingencies

The Company uses stand-by letters of credit to support its various self-insurance programs. As of November 12, 2005, the Company had standby letters of credit outstanding in the principal amount of $6.3 million.

In July 2001, the Company announced the completion of the sale of its Wall Décor segment which included the ongoing guarantee of certain operating real estate leases of Prints Plus. As of November 12, 2005, the maximum future obligation to the Company under its guarantee of these leases is $3.7 million. To recognize the risk associated with these leases and based upon the Company’s past experience with renegotiating lease obligations, a $1.0 million reserve was established in 2001 at time of the sale. As a result of the significant deterioration in the financial performance of Prints Plus in the third quarter of 2004, including its subsequent bankruptcy filing, all of which is more fully described in Note 12 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended February 5, 2005, the Company recorded an additional $2.1 million of lease obligation reserves bringing the total reserve at November 12, 2005 to $3.1 million. Based on the progress of the bankruptcy case to-date, including Prints Plus’ receipt of debtor-in-possession financing on May 18, 2005, and the continued operations of selected locations of Prints Plus, the Company believes that the $3.1 million reserve is adequate to cover the potential losses to be realized under the Company’s operating lease guarantees.

To assist Prints Plus in obtaining the above-mentioned debtor-in-possession financing facility, the Company guaranteed $300,000 of the facility by posting a letter of credit with the lender.

Liquidity

Cash flows from operations, cash and cash equivalents on hand and the borrowing capacity under the Company’s Credit Agreement represent the expected sources of funds to meet its obligations and commitments, including debt service, annual dividends to shareholders, planned capital expenditures and normal operating needs. At the beginning of 2005, the Company estimated capital spending to approximate $27 million for the year.  At the end of its second quarter, the estimate was revised downward to $25 million principally as a result of the reduction in the number of planned new studios to be opened in the second half in Sears Essential stores.  Now, based on the accelerated completion and under-budget execution of the Company's U.S. digital conversion, the Company expects total fiscal 2005 capital spending to approximate $22 million or less.

Effective December 21, 2005, the Company’s Board of Directors authorized the repurchase of up to 1,500,000 shares of its common stock through a Dutch Auction self-tender offer. The tender offer is expected to commence during the week of December 26, 2005 and extend through approximately the end of January 2006. Depending upon market conditions immediately prior to the commencement of the tender offer, the tender offer price is expected to range from $17.00 to $20.00 per share. At the envisioned size, the tender offer is, in part, subject to the successful completion of an amendment to the Company’s current credit facility which, among other things, would increase the term loan portion of the facility. In addition, the tender offer is subject to market, economic, business and other customary conditions affecting the Company. The offer will be subject to the terms and conditions described in offering materials that the Company intends to mail to the Company’s stockholders and file with the SEC during the week of December 26, 2005.

The Company anticipates funding the purchase of shares tendered in the tender offer through a combination of cash on hand and funds derived from the funding of the anticipated amendment to its existing credit facility. To the extent that the amendment to the credit agreement is not completed, the Company may need to amend the terms of the tender offer to reduce the number of shares sought.

CPI’s Board of Directors has authorized this tender offer as a prudent use of financial resources given CPI’s business, assets and current stock price and as an efficient means to provide value to stockholders. The offer represents an opportunity for CPI to return cash to stockholders who elect to tender their shares while at the same time increasing non-tendering stockholders’ proportional interest in CPI.

ACCOUNTING PRONOUNCEMENTS AND POLICIES

Adoption of New Accounting Standards

In December 2004, FASB issued FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), which provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. We expect to make our repatriation determination during the fourth quarter of 2005. Accordingly, as provided for in FSP 109-2, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The statements contained in this report, and in particular in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations" section that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995, and involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements, such as the Company’s outlook for portrait studios, future cash requirements, compliance with debt covenants, valuation allowances, reserves for charges and impairments and capital expenditures, are only predictions or expectations; actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to: customer demand for the Company’s products and services, the Company’s ability to obtain financing when needed under reasonable terms, the overall level of economic activity in the Company’s major markets, competitors' actions, manufacturing interruptions, dependence on certain suppliers, changes in the Company’s relationship with Sears and the impact of the Kmart/Sears merger, fluctuations in operating results, the ultimate impact of the Prints Plus bankruptcy, the attraction and retention of qualified personnel, unforeseen difficulties arising from installation and operation of new equipment in its portrait studios, the Company’s conversion to a full digital format, future cash balances sufficient to meet our operating needs, compliance with debt covenants and other risks as may be described in the Company’s filings with the Securities and Exchange Commission, including its Form 10-K for the year ended February 5, 2005. The Company does not undertake any obligation to update any of these forward-looking statements for any reason.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign exchange rates. As the Company's long-term debt obligations represent only 16% of liabilities and related interest is less than 1% of sales, exposure to changes in interest rates is minimal. The Company's exposure to changes in foreign exchange rates relates to its Canadian operations and is also minimal, as these operations constitute 8.6% of the Company's total assets at November 12, 2005 and 7.4% of the Company's total net sales for the 40 weeks then ended.

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

In the quarter ended November 12, 2005, the Company did not make any changes to its internal controls over financial reporting that have reasonably affected, or are reasonably likely to affect, the Company’s internal control over financial reporting. In addition, since the date of this evaluation to the filing date of this Quarterly Report, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 6. Exhibits

a.     Exhibits

     An Exhibit Index has been filed as part of this Report on Page E-1.

CPI CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI Corp.
(Registrant)

By:       /s/  Gary W. Douglass
_______________________________________
Gary W. Douglass
Executive Vice President, Finance and
Chief Financial Officer
(Principal Financial Officer)

Dated: December 22, 2005

By:       /s/  Dale Heins
______________________________________
Dale Heins
Vice President, Corporate Controller
(Principal Accounting Officer)

Dated: December 22, 2005

CPI Corp.

E-1
EXHIBIT INDEX

10.84
Amended and Restated Credit Agreement dated as of November 30, 2005. (the "Credit Agreement"), among the Company, the financial institutions that are or may from time to time become parties thereto and LaSalle Bank National Association, an administrative agent and arranger for the Lenders (incorporated in reference to the Company's Current Report on Form 8-K filed with the SEC on December 8, 2005).

10.85
Guaranty and Collateral Agreement dated as of November 30, 2005 among CPI Corp. and the other parties thereto, as guarantors, and
LaSalle Bank National Association, an administrative agent (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 8, 2005).

11.1	Computation of Per Share Earnings - Diluted - for the 16 and 40 weeks ended November 12, 2005 and November 13, 2004

11.2	Computation of Per Share Earnings - Basic - for the 16 and 40 weeks ended November 12, 2005 and November 13, 2004

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934 by the Chief Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934 by the Executive Vice President, Finance and Chief Financial Officer

32.0
Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002 by the
Chief Executive Officer and the Executive Vice President, Finance and Chief Financial Officer