Form 10-K
period 2006-02-04
CPI CORP
filed 2006-04-19
CIK 25354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended February 4, 2006
or
[     ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission file number 1-10204

CPI Corp.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 1706 Washington Ave., St. Louis, Missouri (Address of principal executive offices)	43-1256674 (I.R.S. Employer Identification No.) 63103 (Zip Code)

Registrant’s telephone number, including area code: 314/231-1575

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which Registered)
Common Stock $.40 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act	[ ] Yes	[X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	[ ] Yes	[X] No

Note:	Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes	[ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act : (Check one): Large accelerated filer [  ] Accelerated filer [ X] Non-accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the New York Stock Exchange on July 23, 2005, of $17.90, was approximately $122.0 million.

The number of shares outstanding of each of the registrant’s classes of Common Stock, as of April 13, 2006 was:  Common Stock, par value $.40 - 6,309,688

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement relating to the Annual Meeting Of Shareholders to be held June 7, 2006 are incorporated by reference into Part III of this Report.

(THIS PAGE LEFT INTENTIONALLY BLANK)

The statements contained in this report, and in particular in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995, and involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements, such as the Company’s outlook for portrait studios, future cash requirements, compliance with debt covenants, valuation allowances, reserves for charges and impairments and capital expenditures, are only predictions or expectations; actual events or results may differ materially as a result of risks facing the Company. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” beginning on page 9 of this report. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I
Item 1. Business

An Overview of the Company

CPI Corp. (“CPI”, the “Company” or “we”), a Delaware corporation formed in 1982, is a long-standing leader in the professional portrait photography of young children and families. At February 4, 2006, we operated 1,046 studios throughout the United States, Canada and Puerto Rico principally under license agreements with Sears, Roebuck and Co. (“Sears”). Our revenues of approximately $292 million in fiscal 2005 position us in the top tier of the estimated $1.2 billion pre-school photography market. Management has determined that the Company operates in one segment offering similar products and services in all locations.

We have provided professional portrait photography for Sears customers since 1959 and have been the only Sears portrait studio operator since 1986. Studios are located in all fifty states, Canada and Puerto Rico. Operations in the United States and Puerto Rico are conducted through the Company’s subsidiaries, Consumer Programs Incorporated and CPI Images, LLC, and a partnership, Texas Portraits, L.P. (owned by Consumer Programs Incorporated and another subsidiary, Consumer Programs Partner, Inc.), pursuant to a license agreement with Sears. Approximately $48.8 million of long-lived assets are used in our domestic operations as of February 4, 2006.

In Canada, we operate 114 Sears Portrait Studios through CPI Corp., which was originally organized under the laws of Ontario and which we reorganized under Nova Scotia law at the end of fiscal 2002. With 2005 sales of $22.8 million, our Canadian studios accounted for 7.8% of our revenues. Long-lived assets employed in the Company’s Canadian operations at February 4, 2006 amounted to $5.3 million.

During the second half of 2004, we made a strategic decision to exit both our Mexican and mobile photography businesses which began operating in 2002. This decision was made to allow us to focus on our Sears Portrait Studio business as well as to eliminate the significant operating dilution associated with these businesses. Further financial information on continuing and discontinued operations of the Company appears in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Part II, Item 8, "Financial Statements and Supplemental Data".

We operate two websites which support and complement our studio operations: searsphotos.com serves as a vehicle to archive, share portraits via email (after a portrait session), and order additional portraits and products and searsportrait.com serves as a marketing and information resource conveying details about our products and services, as well as special offers, available in our studios. In 2005, revenues from on-line sales and services were approximately $4.9 million.

The Company’s Products and Services

During 2005, the Company completed its conversion of all U.S. studios to a full digital format and began conversions to the digital format in Canada. We believe this has enabled the Company to elevate the overall customer experience, offer same-day fulfillment of portrait orders in the studio, develop a range of new product and service offerings and drive significant work-flow efficiencies, all leading to renewed differentiation in our market segment as well as the ability to tap new customer categories.

We offer Sears Portrait Studio customers a wide range of products and portrait choices. From each session, customers may select a “package” sitting or a “custom” sitting. The package sitting includes a fixed number of portraits, all of the same pose, for a fixed, relatively low price, and an unlimited number of subjects in the portrait for a session fee of $14.99. Package customers may purchase additional portrait sheets at an additional cost. A custom sitting offers portraits by the sheet, a variety of poses and backgrounds, and an unlimited number of people in the portrait for a session fee of $14.99. Customers who enroll in the Company’s Smile Savers Plan® for a one-time fee of $29.99 pay no sitting or session fees for two years and receive additional value savings on other products. We designed this plan to promote loyalty and encourage frequent return visits.

After the customer selects a package or custom session and their preferred backgrounds, the photographer captures images of multiple poses. After the image capture portion of the portrait session is completed, the images are transferred to a monitor at a sales table where a studio associate reviews the images captured with the customer and describes the various product options. In most of our studios, which are digital, customer orders are either printed immediately in the studio and/or high-resolution images are transmitted electronically to one of our processing facilities for central fulfillment. However, in our film studios, all of which are in Canada, the customer’s order is transmitted electronically to our processing facility in Brampton, Ontario, Canada and the film is then shipped to that facility. We then complete the customer’s orders to their specifications and return them to the studio for pick-up. In the digital environment, centrally-filled orders are generally available for pick-up in less than two weeks from the time of order, while it takes approximately 2 1/2 weeks in the film environment.

Most studios can upload images captured in a Sears Portrait Studio session to our searsphotos.com website. With a code and individualized passwords, our customers can view their images from home, share them via email with friends and family, and place orders online for portraits or portrait-related gifts such as personalized t-shirts, mugs, mouse pads and more.

The Company’s Relationship with Sears

We have enjoyed a strong relationship with Sears for more than 40 years under a series of license agreements. Over that period, except in connection with Sears store closings, Sears has never terminated the operation of any of our studios. While we are materially dependent on a continuing relationship with Sears, we have no reason to believe that Sears will terminate or materially reduce the scope of our license. As a Sears licensee, we enjoy the benefits of using the Sears name, access to prime retail locations, Sears' daily cashiering and bookkeeping system, store security services and Sears’ assumption of credit card fees and credit and check authorization risks. Our customers have the convenience of using their Sears credit cards to purchase our products or services.

As of February 4, 2006, the Company operated 894 studios, which are located in 858 of full-line Sears stores and 36 Sears Essential/Grand stores in the United States under a license agreement that runs through December 31, 2008. Under this agreement, we pay Sears a license fee of 15% of total annual net sales for studios located in Sears stores. We provide all studio furniture, equipment, fixtures and advertising, and we are responsible for hiring, training and compensating our employees. We have agreed to indemnify Sears against claims arising from our operation of Sears Portrait Studios except to the extent any injury or damage is caused solely by Sears’ negligence.

On August 14, 2003, the Company announced the execution of an amendment to its agreement with Sears eliminating the then-existing exclusivity provision from that agreement which effectively precluded us from providing other non-Sears portrait studios photography services in the United States. In return for the removal of the exclusivity provision, the Company, upon certain conditions, has agreed to provide Sears with certain commission adjustments (the “Contingent Payments”) through 2008, the remaining term of the current agreement. The Contingent Payments are triggered only if the Company operates more than 24 domestic non-Sears portrait studios and the rate of growth in total contractual commissions paid to Sears by the Company under the pre-existing agreement does not exceed Sears’ same-store revenue growth rate by specified percentages, up to a maximum of 2%. If both of the above mentioned conditions occur, the Contingent Payments are determined by a formula included in the amendment to the agreement, however, in no event shall such payments exceed $2.5 million annually or $7.5 million cumulatively through 2008, the remaining term of the current agreement. No domestic non-Sears portrait studios have been opened subsequent to the date of this amendment and thus no Contingent Payments have been made.

As of February 4, 2006, we operated 35 freestanding studios in the United States under the Sears name in locations not within a Sears store. The Company pays Sears a license fee of 7.5% of total annual net sales per studio in these locations. We pay rent and utilities at each of these locations and provide all studio furniture, equipment, fixtures, leasehold improvements and advertising. We are also responsible for hiring, training and compensating our employees.

All 114 Canadian studios operate under a license agreement with Sears Canada, Inc., a subsidiary of Sears. A three-year agreement, dated January 1, 2003, stated in Canadian dollars, which has been extended six months to June 30, 2006, governs our Canadian studio operations. We are currently in negotiations with Sears Canada with the intention of entering into a new agreement on terms mutually acceptable. For 2003, the license fee was set at the greater of $4.4 million or 13% of the first $30 million of annual net sales and 8% of annual net sales above $30 million. In 2004 and 2005, the license fee was 13% of the first $30 million of annual net sales and 8% for annual net sales greater than $30 million. The Company provides all studio furniture, equipment, fixtures and advertising and is responsible for hiring, training and compensating our employees.

In September 2004, Sears acquired 50 stores from Kmart Holding Corporation (“Kmart”). This acquisition represented a significant step in Sears’ strategy to grow its store base through off-mall expansion. In March 2005, Sears and Kmart merged into a major new retail company named Sears Holdings Corporation (“Holdings”). In February 2005, primarily as a result of the aforementioned Kmart store acquisition, Sears announced the launch of a new, mid-sized, off-mall format — Sears Essentials — to offer products integral to home and family life, such as appliances, lawn and garden, tools, home electronics, apparel and home fashions as well as convenience items such as health and beauty, pantry, household and paper products, pet supplies and toys. We opened 32 new portrait studios in Sears Essential/Grand store formats in 2005. These studios, generally occupying a smaller footprint and containing only one camera room, are fully digital from inception. In February 2006, Sears announced that it will discontinue the Sears Essential format in favor of the Sears Grand format and such stores will carry some food and media items in addition to products previously sold at Sears Essentials. Current Sears Essential stores will become Sears Grand stores and an additional 14 Sears Grand stores are planned to open in May 2006 in former Kmart sites. At the current time we have been invited to open studios in four of these new locations.

Under the terms of our existing license agreement with Sears in the United States, Sears is under no contractual obligation to invite us to open portrait studios in new Sears Essential/Grand stores or any other new Sears stores. Once we do establish a portrait studio in a new Sears store, that studio is then governed by the terms of our existing license agreement.

While Sears has not indicated to us any specific intentions to close a significant number of its existing full-line, mall-based stores that contain our portrait studios, there can be no assurance that some such closures may not occur in the future thus resulting in the concurrent closure of some of our existing portrait studios. The closure of a significant number of Sears full-line, mall-based stores that result in the closing of related portrait studios, to the extent such closures are not offset by openings of portrait studios in new Sears Essential/Grand stores could have an adverse impact on the Company’s operations.

Industry Background and Competition

Through our relationship with Sears, we believe that we have been at the forefront of developing the now highly-competitive professional portrait photography market. Although our primary portrait subjects are pre-school children, we also attract families, school-age children and adults. During the 1990’s, the mass-market professional portrait studio industry became intensely competitive in the United States, as the number of permanent studios grew from an estimated 2,555 (including 867 Sears Portrait Studios) in 1990 to approximately 4,800 (including 902 Sears Portrait Studios) in the late 90’s. As of February 4, 2006, we estimate that there were just under 5,000 permanent studios in operation in the United States. The rapid expansion of the marketplace was accompanied by highly promotional offers featuring large packages of portraits for a low, fixed price.

There are presently five major participants in the preschool portrait segment of the industry. In addition to CPI, the largest players in our industry are Portrait Corporation of America, Inc. (“PCA”), which operates principally in Wal-Mart stores, LifeTouch, which operates principally in J.C. Penney and Target stores, Olan Mills, which operates studios principally in Kmart as well as freestanding locations, and Picture People, which operates independent, mall-based locations. Independent photographers compose most of the balance of the competition though several regionally-based all-digital portrait providers have recently entered into the industry as well.

Industry players compete generally on the basis of price, service, quality, location, product mix and convenience (including the immediate fulfillment of finished portraits at the time of the portrait sitting). Many competitors focus heavily on price and commonly feature large portrait packages at aggressively low prices in weekly mass marketing promotions. Some of these same competitors have additionally eliminated charges for the portrait capture, generally characterized as a sitting or session fee. Except for targeted promotions to new mothers, we have not followed this practice because we believe a sitting fee is justified by the professionalism of our photographers, the quality of our equipment, our commitment to service and our overall studio experience. Furthermore, while our products and services are competitively priced, they are not generally the lowest priced in the industry as we focus on offering a better value proposition. Other competitors, notably Picture People, have emphasized convenience and experience over low price and, especially, the immediate fulfillment of orders in the studio as opposed to the longer lead times of central lab fulfillment.

The industry remains in a major transformation today brought about by significant advances in digital photographic technology. New digital technologies, among other things, have made it possible to capture, manipulate, store and print high-resolution digital images in a distributed, decentralized environment. These evolving capabilities have required that industry incumbents review and adjust their business models and have also encouraged a number of new digital entrants to enter our marketplace. Likewise, the proliferation of amateur digital photography appears to be making customers more discerning and demanding and may possibly be impacting overall portrait activity/frequency.

Seasonality and Inflation

Our business is highly seasonal, with the largest volume occurring in the fourth fiscal quarter, between Thanksgiving and Christmas. For fiscal years 2005, 2004 and 2003, fourth quarter sales accounted for 35%, 35% and 34%, respectively, of total net sales for the year. In addition, in each of the last three fiscal years all of the net earnings for the year were generated in the fourth fiscal quarter. The timing of Easter, another seasonally important time for portraiture sales, can have a significant impact on the timing of recognition of sales revenues between the Company’s first and second fiscal quarters. Most of the Company’s Easter-related sales in 2005, 2004 and 2003, years with earlier Easters, were recognized as revenues, in accordance with the Company’s revenue recognition policies reflected in Note 1 in the accompanying Notes to Consolidated Financial Statements, in the first fiscal quarter. The moderate rate of inflation over the past three years has not had a significant effect on the Company’s revenues and profitability.

Suppliers

To ensure consistent, high quality finished portraits, we purchase photographic paper and processing chemistry from three major manufacturers. Eastman Kodak provides photographic paper for all central lab fulfillment for Sears Portrait Studios pursuant to an agreement in effect through March 31, 2006 which, subsequent to fiscal 2005 year-end, has been extended until March 31, 2008. Dye sublimation paper used for proof sheets, portrait collages and full portrait orders delivered at the end of a sitting in digital studios is provided primarily by Sony, and we purchase processing chemistry from Fuji-Hunt. We purchase camera and lens components, monitors, computers, printers and other equipment and materials from a number of leading suppliers.

Historically, with the exception of certain replacement parts for analog film equipment utilized in our studios further discussed below, we have not encountered difficulty in obtaining equipment and materials in the quantity and quality we require and we do not anticipate any problems in obtaining our requirements in the future. We believe that we enjoy good relationships with our vendors.

In 2003 and to a lesser extent in 2004 following our U.S. studio computer hardware and printer upgrade, aging analog film equipment in our studios created difficulties both in repairing and acquiring replacement parts. The above-mentioned studio hardware upgrade alleviated problems with computers and printers and the conversion to digital format for most studios has diminished the support challenges for film cameras caused by scarce replacement parts and a lack of outside maintenance resources. For remaining film locations, all in Canada, we have internalized most repairs and have built an internal knowledge base and repair capability to support our studio equipment. Additionally, retirements of analog studio equipment have added to our store of replacement parts. The computer and digital equipment used by us in the digital format consists of standard components that are readily available from multiple suppliers.

CPI has successfully converted 100% of our U.S. studios and piloted 8% of the Canadian studios to the full digital platform utilizing the software of a single vendor for our studio photography and manufacturing fulfillment digital systems. Our contract with our software vendor allows CPI to scale the use of the software as necessary to support all of our current and prospective studios and labs. Our vendor successfully met our peak season 2005 volume requirements while we continue working with them to improve workflow efficiency.

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

The Company’s Employees

As of February 4, 2006, we had approximately 7,100 employees, including approximately 4,400 part-time and temporary employees.

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

Item 1A. Risk Factors

We wish to caution readers that in addition to the important factors described elsewhere in this Annual Report on Form 10-K, the following important factors, among others, sometimes have affected, or in the future could affect, our actual results and could cause our actual consolidated results during fiscal 2006, and beyond, to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

We are materially dependent upon Sears.

Substantially all of our sales for fiscal 2005 were derived from sales in Sears stores. Therefore, we are materially dependent upon our relationship with Sears, the continued goodwill of Sears and the integrity of the Sears brand name in the retail marketplace. Any deterioration in our Sears relationship could have a material adverse effect on us.

Because we represent only a small fraction of Sears’ revenues, any deterioration of our relationship with Sears would have a far greater effect on us than on Sears.

In addition, our competitive posture could be weakened with negative changes in Sears’ competitive posture.

Our business practices and operations need to be acceptable to Sears.

Because of the importance of our Sears relationship to us, our business practices and procedures must at all times be acceptable to Sears. In addition, under our license agreements Sears has substantial contractual rights, which it can exercise in a manner that can have a material adverse effect on us. Consequently, in the future, we may make changes to our business practices and procedures, including with regards to advertising and promotions, pricing, product offerings, studio facilities, technology, management and employment practices in response to Sears’ requests that would not be in our best interests and could materially and adversely affect our sales, costs, margins, business development or other aspects of our business.

Sears or Sears Canada may terminate, breach, otherwise limit or increase our expenses under our license agreements.

Our Sears permanent studios in the U.S. and Canada are operated pursuant to license agreements. As of February 4, 2006, our license agreements with Sears and Sears Canada have the following expiration dates: for our U.S. and Puerto Rico Sears studios, December 2008; and for our Canadian Sears studios, June 2006. These agreements are more fully described in “Item 1. The Company’s Relationship with Sears.”

Sears is under no obligation to renew these licenses. Sears may also increase the license fees we pay under our license agreements upon renewal of the agreements. In addition, license fees under our Canadian agreement increase periodically if certain sales or other conditions are met. We do not have the contractual right to close any poorly performing locations without Sears’ consent. In addition, our license agreements do not prohibit Sears from selling many of the tangible goods we sell, or from processing film or digital photos, in other departments within its stores. Furthermore, there is always the risk that Sears might breach one or both of our license agreements. The loss or breach of the licenses from Sears could have a material adverse effect on us. An adverse change in any other aspects of our business relationship with Sears, including the reduction of the number of studios operated pursuant to such arrangements or a decision by Sears to license studios to other persons could have a material adverse effect on us. See “Item 1. The Company’s Relationship with Sears.”

An economic downturn, a reduction in consumer spending or decreased customer traffic in our host stores could materially adversely affect our business.

Portrait photography services may be affected by negative trends in the general economy. Any reduction in consumer confidence or disposable income in general may affect companies in this specialty retail service industry. In addition, our portrait studios in Sears stores are somewhat dependent on customer traffic generated by the host stores. The host stores, as part of the retail industry, may be affected by a downturn in the economy and a decrease in discretionary income of potential customers. A reduction in host store traffic could adversely affect us.

If our key suppliers become unable to continue to provide us supplies under our current contract, we will need to obtain an alternative source of supplies. If we enter into an agreement to obtain such supplies at less desirable terms, our financial condition and results of operations could be materially adversely affected.

As described in “Item 1. Suppliers,” the Company has an agreement with Eastman Kodak for photographic paper. It also purchases dye sublimation paper used for on-site printing primarily from Sony and processing chemistry from Fuji-Hunt. Additionally, the Company utilizes the software of a single vendor for our studio photography and manufacturing fulfillment for digital systems.   If these companies become unable to continue to provide us supplies or services under our current arrangements or if prices are increased dramatically, we will need to obtain alternative sources of supplies or services.

Although management believes that the available alternative sources of supplies are adequate, there can be no assurance we would be able to obtain such supplies at the same or similar terms to those we currently have in place. If we enter into an agreement to obtain such supplies at less desirable terms, our financial condition and results of operations could be materially adversely affected.

Should the Company be forced to replace its digital software vendor, related costs could increase and production could be disrupted for a period of time, which could have a material adverse impact on the results of operations.

Our inability to remain competitive could have a detrimental impact on our results of operations.

The professional portrait photography industry is highly competitive. Certain of our competitors and potential competitors benefit from strong name recognition and have a strategy focused principally on lower prices. Moreover, evolving technology and business relationships may make it easier and cheaper for our competitors and potential competitors to develop products or services similar to ours or to sell competing products or services in our markets.

The companies in our industry compete on the basis of price, service, quality, location, product mix and convenience of retail distribution channel. With conversion to digital technology, we have implemented various offer changes and targeted price increases. These changes have contributed to a reduced level of customer sittings, which has been more than offset by increased order averages. If the Company cannot continue to provide perceived value for our customers, this could have a material adverse impact on sales and profitability. To compete successfully, we must continue to remain competitive in areas of price, service, quality, location, product mix and convenience of distribution.

If we lose our key personnel, our business may be adversely affected.

Our continued success depends upon, to a large extent, the efforts and abilities of our key employees, particularly our executive management team. We cannot assure you of the continued employment of any members of management. Competition for qualified management personnel is intense. The loss of the services of our key employees or the failure to retain qualified employees when needed could materially adversely affect us.

Our fourth quarter sales and income are disproportionately high and we are vulnerable to downturns in consumer holiday spending that can adversely affect our business.

Our business is highly seasonal, with the largest volume occurring in the fourth fiscal quarter, between Thanksgiving and Christmas. The fourth quarters in fiscal 2005 and 2004 have accounted for approximately 35% of our annual sales. As a result, fourth quarter operating results significantly impact annual operating results. Our fourth quarter operating results may fluctuate significantly based on many factors, including holiday spending patterns and weather conditions.

A significant increase in piracy of our photographs could materially adversely affect our business, financial condition or results of operations.

We rely on copyright laws to protect our proprietary rights in our portrait photographs. However, our ability to prevent piracy and enforce our proprietary rights in our photographs is limited. We are aware that unauthorized copying of photographs occurs within our industry. A significant increase in the frequency of unauthorized copying of our photographs could materially adversely affect our business, financial condition and results of operations by reducing revenues from photograph sales.

Any disruption in our manufacturing process could have a material adverse impact on our business.

We are dependent upon the efficient operation of our portrait processing facilities to maintain our portrait quality, timeliness of delivery and low cost operation. Our U.S. full digital platform utilizes the software of a single vendor for our studio photography and manufacturing fulfillment digital systems.   Any material delay in the vendor’s networking environment, coupled with a failure to identify and implement alternative solutions, could have an adverse effect upon the operations of the business. Additionally, should this vendor no longer operate, the Company may be forced to find another source of this support, which could be more costly and could delay production for a period of time. Although on-site printing is an available alternative to central printing, it currently would be difficult and costly for on-site printing to replace central fulfillment during the holiday busy season. Any disruption of our processing systems for any reason could adversely impact our business, financial condition and results of operations.

Widespread equipment failure in our portrait studios could materially adversely impact the financial condition or results of operations.

The Company has recently installed new digital equipment in all U.S. studios which has operated effectively throughout the 2005 holiday season and is beginning to install such equipment in Canadian studios. Should there be a widespread defect in such equipment that prevents the use of such equipment, production could be delayed for a period of time. This could materially adversely impact the financial conditions and results of operations of the Company.

The agreements governing our debt impose restrictions on our business.

Our credit agreement contains covenants and requires financial ratios and tests, which impose restrictions on our business. These covenants, ratios and tests are summarized in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Our ability to comply with these restrictions may be affected by events beyond our control, including, but not limited to, prevailing economic, financial and industry conditions. The breach of any of these covenants or restrictions, as well as any failure to make a payment of interest or principal when due, could result in a default under the credit agreement. Such a default would permit our lenders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest, and the ability to borrow under this agreement could be terminated. If we are unable to repay debt to our lenders, these lenders could proceed against the collateral securing that debt.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth certain information concerning the Company’s principal facilities:

	APPROXIMATE AREA		OWNERSHIP
LOCATION	IN SQUARE FEET	PRIMARY USES	OR LEASE
St. Louis, Missouri	270,000	Administration and Photo processing	Owned
St. Louis, Missouri	155,000	Parking Lots	Owned
St. Louis, Missouri	56,000	Warehousing	Leased (1)
Brampton, Ontario	40,000	Administration, Warehousing and Photo processing	Owned

Thomaston, Connecticut	25,000	Administration and Photo processing	Owned

(1)	Lease term expires on June 30, 2008

As of February 4, 2006, the Company operated 894 portrait studios in Sears stores in the United States pursuant to the license agreements with Sears and 114 studios in Canada under a separate license agreement with Sears Canada, Inc. The Company pays Sears a license fee based on total annual net sales. This license fee covers the Company’s use of space in the Sears stores, the use of Sears’ name and related intellectual property, and all services provided by Sears. No separate amounts are paid to Sears expressly for the use of space. The Company operates 35 portrait studios in shopping centers that do not have Sears stores, which are generally leased for at least three years with some having renewal options. See Part I, Item 1. "BUSINESS, The Company’s Relationship with Sears" for more information on the Sears license agreements.

The Company believes that the facilities used in its operations are in satisfactory condition and adequate for its present and anticipated future operations.

The Company's physical properties owned or leased are all considered commercial property.

Item 3. Legal Proceedings

The Company is a defendant in various lawsuits arising in the ordinary course of business. It is the opinion of management that the ultimate liability, if any, resulting from such suits will not materially adversely affect the consolidated financial position or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to stockholders for a vote during the fourth quarter of fiscal year 2005.

PART II

Item 5.	Market for Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Common Stock

Price Range of Common Stock and Dividends

Since April 17, 1989, the Company's common stock has been traded on the New York Stock Exchange under the symbol CPY.

The following tables set forth the high and low sales prices of the common stock reported by the New York Stock Exchange and the dividends declared for each full quarterly period during the Company's last two fiscal years.

FISCAL YEAR 2005
(ending February 4, 2006)	HIGH	LOW	DIVIDEND
First Quarter	$16.75	$14.80	$0.16
Second Quarter	18.88	16.22	0.16
Third Quarter	18.31	17.15	0.16
Fourth Quarter	19.90	17.40	0.16

FISCAL YEAR 2004
(ending February 5, 2005)	HIGH	LOW	DIVIDEND
First Quarter	$22.25	$15.34	$0.16
Second Quarter	16.15	12.89	0.16
Third Quarter	13.42	11.40	0.16
Fourth Quarter	15.61	13.24	0.16

Shareholders of Record

As of April 13, 2006, the market price of the Company's common stock was $20.33 per share with 6,309,688 shares outstanding and 1,481 holders of record.

Dividends

The Company intends, from time to time, to pay cash dividends on its common stock, as its Board of Directors deems appropriate, after consideration of the Company's operating results, financial condition, cash requirements, restrictions imposed by credit agreements, general business conditions and such other factors as the Board of Directors deems relevant.

Issuer Repurchases of Equity Securities

The Company did not repurchase any equity securities during the fourth quarter of fiscal year 2005.  However, effective December 21, 2005, the Company’s Board of Directors authorized the repurchase of up to 1,500,000 shares of its common stock through a Dutch Auction self-tender offer. On February 8, 2006, the Company purchased 1,658,607 shares at $19.50 per share or a total consideration of approximately $32.4 million as a result of the tender offer, which consisted of the 1,500,000 shares CPI offered to purchase in the tender offer and 158,607 shares purchased pursuant to CPI’s right to purchase up to an additional 2% of the outstanding shares as of February 1, 2006.

Item 6.  Selected Financial Data

The summary historical consolidated financial data as of and for each of the fiscal years in the five-year period ended February 4, 2006 set forth below have been derived from the Company’s audited consolidated financial statements. The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included herein.

thousands except per share data
	2005	2004	2003	2002	2001
STATEMENT OF OPERATIONS (1)
Net sales	$291,984	$281,865	$299,044	$308,625	$319,168
Cost of sales	35,129	36,899	40,070	40,618	43,280
Selling, general and administrative expenses	222,094	219,381	227,251	228,470	233,909
Depreciation and amortization	19,952	16,377	16,793	20,042	23,628
Other charges and impairments (2)	2,767	15,679	5,515	6,042	5,640

Income (loss) from continuing operations	12,042	(6,471)	9,415	13,453	12,711
Interest expense, net	983	954	1,240	1,569	2,451
Impairment and related obligations of preferred secuirty interest (3)	-	9,789	-	-	-
Loss from debt extinguishment (4)	529	-	-	-	-
Other income, net (5)	247	263	850	111	303
Income tax expense (benefit)	4,388	(2,189)	3,183	4,212	3,540

Net earnings (loss) from continuing operations	6,389	(14,762)	5,842	7,783	7,023
Net loss from discontinued operations (1)	-	(3,746)	(4,624)	(1,243)	(482)

Net earnings (loss)	$6,389	$(18,508)	$1,218	$6,540	$6,541

SHARE AND PER SHARE DATA (1)
Net earnings (loss) from continuing operations - diluted (6)	$0.81	$(1.87)	$0.72	$0.96	$0.88
Net earnings (loss) from continuing operations - basic (6)	0.81	(1.87)	0.72	0.97	0.90
Net earnings (loss) - diluted	0.81	(2.35)	0.15	0.80	0.82
Net earnings (loss) - basic	0.81	(2.35)	0.15	0.81	0.84

Dividends	$0.64	$0.64	$0.60	$0.56	$0.56
Average shares outstanding - diluted	7,881	7,888	8,148	8,086	7,939
Average shares outstanding - basic	7,854	7,888	8,082	8,040	7,841

CASH FLOW DATA (continuing operations only)
Net cash provided by operating activities	$18,697	$16,477	$32,118	$29,386	$29,305
Net cash used in investing activities	$(17,633)	$(6,597)	$(14,840)	$(6,131)	$(12,936)
Net cash used in financing activities (6)	$(1,223)	$(24,827)	$(13,929)	$(10,644)	$(7,522)

Capital expenditures (9)	$20,235	$15,157	$19,405	$8,878	$14,964

Item 6.   Selected Consolidated Financial Data (continued)

thousands
	2005	2004	2003	2002	2001
BALANCE SHEET
Cash and cash equivalents	$34,269	$33,883	$51,011	$57,922	$46,555
Current assets	69,629	72,868	93,215	96,522	82,804
Net fixed assets	41,282	41,658	52,735	47,502	63,708
Assets of business transferred under contractual arrangements (7)	-	-	8,975	10,041	11,587
Assets of supplemental retirement plan (8)	3,706	6,141	11,491	13,761	14,406
Other assets	9,044	14,433	2,052	11,464	9,056
Total assets	123,661	135,100	168,468	179,290	181,561
Current liabilities	58,264	71,761	68,799	66,490	65,982
Other liabilities	23,540	23,403	22,254	24,501	16,896
Long-term debt, less current maturities	15,747	17,050	25,589	34,116	42,639
Stockholders' equity (6)	26,110	22,886	51,826	54,183	56,044

(1)	Following are business areas classified as discontinued operations and for which prior year’s consolidated financial statements were reclassified to reflect these changes:
-	In 2004, mobile photography operations and the Mexican Portrait Studio business
-	In 2002, the former Technology Development segment

(2) Other charges and impairments:

thousands	2005	2004	2003	2002	2001

Accruals related to accelerated vesting of supplemental retirement
plan benefits and guaranteed bonuses for 2004 (a)	$-	$3,656	$-	$-	$-
Impairment charges (b)	567	6,516	-	4,171	-
Reserves for severance and related costs (c )	2,546	3,430	1,346	889	5,640
Pension plan curtailment (d)	-	-	2,385	-	-
Consent solicitation costs (e)	-	816	1,663	-	-
Production facility closure (f)	-	-	121	982	-
Contract terminations and settlements (g)	(346)	1,261	-	-	-
	$2,767	$15,679	$5,515	$6,042	$5,640

(a)	Consists of costs related to accelerated vesting of executive benefits and bonuses.
(b)	Consists of 2002 and 2004 write-offs and write-downs of certain previously capitalized technology costs and 2005 parts and film inventory and other asset write-offs resulting from the conversion from an analog film environment to the full digital format.
(c)	Consists principally of expenses and related costs for employee severance, retirements and repositioning.
(d)	Consists of the charge related to the freeze of future benefit accruals under the pension plan.
(e)	Consists of professional fees relative to the proxy consent solicitation.
(f)	Consists of expenses related to employee severance and retirement, asset abandonment write-offs and a remaining lease obligation accrual.
(g)	Consists of expenses related to non-refundable loan commitment fees as well as charges related to early contract terminations and settlements with certain of the Company's vendors and consultants.

Item 6.   Selected Consolidated Financial Data (continued)

(3)	In 2004, the Company recorded a $7.7 million valuation reserve against the carrying value of its preferred security interest and $2.1 million of additional accrued lease liability obligations relating to its lease guarantees on certain of Prints Plus' retail stores.

(4)	Consists of a make-whole fee totaling $457,000 and the write-off of unamortized fees, both related to the early redemption of the Company's Senior Notes in
November, 2005.

(5)	In 2003, the Company recognized $503,000 in other income related to a liquidating distribution of the Company's membership interest in General American Life
Insurance Co. ("GA") when GA's stock was sold to MetLife and $118,000 in other income related to death benefits received from a company-owned life insurance policy on a former executive. In 2001, the Company, recognized $218,000 in other income related to the termination of a merger agreement.

(6)		The Company recorded the repurchase of:
	-	406,780 shares of common stock for $6.0 million in 2004 and
	-	54,200 shares of common stock for $935,000 in 2003.

(7)	Assets of business transferred under contractual arrangements resulted from the sale of the discontinued Wall Décor operation. As a result of the deteriorating financial performance of Prints Plus and its subsequent bankruptcy declaration, in 2004 certain assets related to the Company's preferred security interest in
Prints Plus totaling $7.7 million were written off and the Company’s revolving line of credit to Prints Plus was repaid in full and then terminated.

(8)	Represents a benefit trust established in 2000 to fund supplemental retirement benefits for certain current and former executives.

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

Unless otherwise noted, 2005 and 2004 results reflect a 52-week period while 2003 results reflect a 53-week period. All references to earnings per share relate to diluted earnings per common share.

EXECUTIVE OVERVIEW

The Company’s Operations

CPI Corp. is a long-standing leader, based on sittings and related revenues, in the professional portrait photography of young children and families. From the single studio opened by our predecessor company in 1942, we have grown to 1,046 studios throughout the United States, Canada and Puerto Rico principally under license agreements with Sears. We have provided professional portrait photography for Sears customers since 1959 and have been the only Sears portrait studio operator since 1986.

As of the end of the last three fiscal years, the Company’s studio counts were:

	2005	2004	2003

United States and Puerto Rico:
Within full-line Sears stores	858	860	854
Locations not within Sears stores	38	40	48
Within Sears Essential/Grand stores	36	4	-

Canada	114	117	119

Total	1,046	1,021	1,021

During 2005, the Company completed its transition of all its U.S. studios to full digital technology and opened new, all-digital portrait studios in 32 Sears Essential and/or Sears Grand formats, bringing the total of such new studios to 36.

Competitive Factors/Trends/Challenges

As previously discussed, the mass-market professional portrait studio industry is facing challenging and difficult industry conditions. These include relatively slow category growth, industry sitting declines, heavy promotional activity, the heightened efforts of relatively new category competitors and the rapid evolution of both amateur and professional digital technology.

The competitive and other external factors cited above, coupled with customer service issues over the past several years due to technology and support challenges caused in part by an aging studio infrastructure and certain other operational issues, resulted in a declining sittings trend in our Sears Portrait Studios. The move to a digital format has significantly eliminated the impact of the aging studio infrastructure within the U.S., but aggressive competitor pricing as well as our own offer strategies continues to put pressure on the level of sittings. Our sittings volumes declined by nearly 25% from 2003 to 2005.

Although a portion of the sittings decline has been offset by increases in our average customer sales, overall net sales over the same time period have declined from $299.0 million in 2003 to $292.0 million in 2005, reaching a low level of $281.9 million in 2004 before recovery to the aforementioned $292.0 million in 2005.

On March 24, 2004, the Knightspoint Group successfully completed their consent solicitation resulting in, among other things, a change of control of the Company’s then-existing directors. Shortly thereafter, the Company’s new Board conducted a comprehensive review of the Company’s operations and competitive position and formulated a range of new operating initiatives for the Company. As a result of that review, the Company has taken the following actions, among others, in 2004, in an effort to improve operations, increase customer satisfaction and retention and reverse the declining trend in sales:

•	Exited the Mexican and mobile photography businesses that were draining scarce managerial and financial resources from the core Sears Portrait Studio business.

•
Terminated a major internal software development project intended to be the foundation for the Company’s ultimate transition to a digital format and instead pursued outsourcing options with third-party vendors.

•	Upgraded computer hardware in all U.S. studios, improving the performance of legacy DOS-based systems while preparing the way for a transition to digital.

•	Restored coverage, training and retention hours in the studios that had been reduced in 2003 in response to declining sales.

•	Raised prices and tapped more efficient advertising vehicles.

•	Introduced several new products that contributed approximately $1 million in busy season sales.

•	Converted 128 of our U.S. studios to full digital format prior to the 2004 busy season.

During 2005, the following actions were taken to further the objectives referred to above:

•	Successfully converted all of the remaining U.S. studios to full digital format.

•
Leveraged our recently-installed digital technology to provide customers greater variety in posing and effects, speedier (including same-day) fulfillment of portrait orders, a range of new product and service options, and an improved overall experience.

•
Implemented on-going extensive changes in our marketing program designed to transition to everyday value, reduce dependence on coupons and promotional activity and prepare the way for a repositioning of the Sears Portrait Studio brand in conjunction with the completion of the digital rollout. At the same time, we have broadly tested various offer changes, including higher prices, designed to reflect the differentiated value proposition offered in our digital studios.

•	Implemented various field initiatives to drive improvement in quality, customer service, productivity and customer retention.

The foregoing initiatives have shown tangible benefits. Late in the third quarter of 2004, we experienced a partial reversal in the negative sales performance we reported in the first half of the year, and for fiscal 2005 we reported a 3.6% increase in sales from 2004, the first such increase since 2000. And more importantly, income from operations increased to $12.0 million in 2005 as compared to a loss of $6.5 million in 2004.

RESULTS OF OPERATIONS

A summary of consolidated results of operations and key statistics follows:

thousands, except share and per share data	2005	2004	2003

Net sales	$291,984	$281,865	$299,044

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	35,129	36,899	40,070
Cost of sales as a percentage of net sales	12.0%	13.1%	13.4%
Gross margin as a percentage of net sales	88.0%	86.9%	86.6%
Selling, general and administrative expenses	222,094	219,381	227,251
Selling, general and administrative expenses as a percentage of net sales	76.1%	77.8%	76.0%
Depreciation and amortization	19,952	16,377	16,793
Other charges and impairments	2,767	15,679	5,515
	279,942	288,336	289,629

Income (loss) from continuing operations	12,042	(6,471)	9,415

Interest expense	1,680	2,180	2,949
Interest income	697	1,226	1,709
Impairment and related obligations of preferred security interest	-	9,789	-
Loss from debt extinguishment	529	-	-
Other income, net	247	263	850
Earnings (loss) from continuing operations before income tax expense (benefit)	10,777	(16,951)	9,025

Income tax expense (benefit)	4,388	(2,189)	3,183

Net earnings (loss) from continuing operations	6,389	(14,762)	5,842

Net loss from discontinued operations, net of income tax benefit of $2,201 in 2004 and $2,518 in 2003	-	(3,746)	(4,624)

NET EARNINGS (LOSS)	$6,389	$(18,508)	$1,218

Net earnings (loss) per share - diluted	$0.81	$(2.35)	$0.15

Net sales totaled $292.0 million, $281.9 million and $299.0 million in 2005, 2004 and 2003, respectively.

•
Net sales for 2005 increased $10.1 million, or 3.6%, to $292.0 million from the $281.9 million reported in 2004. The overall increase in sales is due to a 22.9% increase in average sales per customer sitting, partially offset by a 16.0% year-over-year decline in sittings.

The Company believes its increase in average sale per customer sitting in 2005 is principally attributable to its customers’ positive response to the differentiated value proposition created in the new digital studio environment. This has resulted in an expanded assortment and related increased sales of higher-value, new and specialty products and services, as well as additional on-site printing and digital enhancement fees.

The Company attributes the sittings decline to several internal and external factors. The Company’s marketing program has undergone extensive changes designed to transition to everyday value, reduce dependence on coupons and promotional activity and prepare the way for a significant repositioning of the Sears Portrait Studio brand in conjunction with the completion of the digital rollout. At the same time, the Company has broadly tested various offer changes, including higher prices, designed to reflect the differentiated value proposition offered in its digital studios. While positively impacting average transaction size, these offer changes have resulted in the loss of more price-sensitive customers to lower-priced competitors. The Company also believes the continuing proliferation of amateur digital photography may be reducing portrait activity, especially during periods such as the Company’s third quarter, which are marked by the absence of significant holidays. Finally, sittings were also negatively impacted by the severe hurricane season that principally affected studios in Alabama, Florida, Louisiana, Mississippi and Texas.

•
Net sales in 2004 declined $17.1 million, or 6%, to $281.9 million compared to the $299.0 million reported in 2003. This decline in sales is attributable to a continued decline in customer sittings and the absence of the additional week of sales that was reported in 2003, a 53-week fiscal year, both partially offset by an increase in the average sales per customer sitting. Average sales per customer sitting in 2004 increased approximately 5% while customer sittings declined 11%, both compared to the 2003 fiscal year.

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

The Company believes the reversal in the negative sales trends experienced from late 2003 into 2004 is largely attributable to the impact of the initiatives undertaken in 2004 under the direction of the new Board of Directors as outlined in the Executive Overview under "Competitive Factors/Trends/Challenges".

Costs and expenses were $279.9 million in 2005, compared with $288.3 million in 2004 and $289.6 million in 2003.

•
Cost of sales, excluding depreciation and amortization expense, as a percentage of net sales was 12.0% in 2005 compared to 13.1% in 2004 and 13.4% in 2003. Correspondingly, gross margin rates were 88.0% in 2005, 86.9% in 2004 and 86.6% in 2003.

The decrease in cost of sales from 2004 to 2005, despite higher sales, resulted primarily from lower overall production levels due to the decline in sittings and savings on film and shipping costs that resulted directly from the digital conversion. In addition, the Company incurred lower workers compensation costs as a result of more favorable loss experience for the year. These decreases were partially offset by increased costs associated with the production and shipping of new and specialty products not previously available in the analog film environment and increased third party production costs related to outsourced greeting card production in 2005.

The decrease in cost of sales from 2003 to 2004 is primarily the result of reduced levels of sittings and productivity improvements generated from improved manufacturing processes surrounding the second year of production of digitally enhanced products. The decreases were partially offset by markdowns on merchandise sales of frames and accessories in an effort to clear older inventory, higher effective media costs associated both with new digital studios as well as inefficiencies related to start-up operations of new digital printers in the analog studios and the reversal in the third quarter of 2003 of a previously-accrued liability. This reversal related to the favorable renegotiation of the Company’s supply contract with a vendor amounting to approximately $600,000.

•
Selling, general and administrative expenses were $222.1 million, $219.4 million and $227.2 million for fiscal years 2005, 2004 and 2003, respectively. As a percentage of sales, these expenses were 76.1% in 2005, 77.8% in 2004 and 76.0% in 2003.

The increase in selling, general and administrative expenses is principally the result of increases in studio employment costs ($4.5 million), sales commissions paid to Sears resulting from increased sales ($1.4 million), incentive compensation accruals ($835,000) and increased amortization expenses related to periodic vesting of previously-granted restricted stock awards ($796,000). These increases were partially offset by decreases in advertising costs ($902,000), employee medical insurance costs ($1.3 million), professional service costs ($630,000), lower corporate and non-studio employment costs ($1.1 million), lower supplemental executive retirement costs ($430,000) and net decreases in various other expense categories resulting from the Company’s ongoing cost containment efforts.

Studio employment increased due to the restoration of labor hour reductions that were initiated the first half of 2004, an increased number of hours invested during the Christmas selling season and an increase in the average hourly wage rate. As a result of the digital conversion, on-site printing capabilities were expanded and central fulfillment lead times were reduced resulting in an extended holiday selling season requiring the commitment of additional labor hours. These increases to studio employment were partially offset by the positive impact of initiatives launched in the first half of 2005 to improve labor scheduling and productivity. Advertising costs declined principally as a result of the elimination of broadcast media and related production costs in the current year. In addition, a more targeted focus in terms of type and frequency of media utilized resulted in reduced spending. Medical costs have decreased as a result of lower claim volumes and an absence of high individual claims during the year. Professional service costs have declined primarily due to the completion or elimination of projects underway in 2004. Lower corporate and non-studio employment costs were achieved through cost containment efforts. Supplemental retirement costs decreased due to lower participation and non-recurring 2004 charges resulting from the 2004 change in control.

The $7.8 million decrease in selling, general and administrative costs in 2004 from 2003 is principally the result of $3.3 million in planned net reductions in advertising costs, lower corporate employment costs of $1.1 million, and $6.3 million of net decreases in various other categories of expenses such as travel and meetings, studio supplies, and postage and freight. These decreases were partially offset by net increases in studio employment costs of $621,000 related to the broad restoration of coverage and training hours as well as the startup operation of digital studios, costs and inefficiencies associated both the Company’s digital conversion efforts as well as with the implementation of the system-wide studio hardware upgrade project, increases of $1.7 million in health insurance costs and approximately $600,000 in costs related to professional services incurred in conjunction with the first year of required internal control reporting under Section 404 of the Sarbanes-Oxley Act.

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

•
Depreciation and amortization was $20.0 million in 2005, compared to $16.4 million in 2004 and $16.8 million in 2003. The increase in depreciation and amortization is attributable to significant investments that have been made in connection both with a studio-wide hardware and printer upgrade in 2004 and the recently completed digital conversion of U.S. studios. The slight net decrease in depreciation expense between 2003 and 2004 resulted from certain assets becoming fully depreciated in 2003, partially offset by increased depreciation charges related to increased levels of capital spending in 2003 and 2004.

•
Other charges and impairments reflect costs incurred from strategic actions implemented by the Company to restructure its operations, costs that are unpredictable and atypical of the Company’s operations and additional charges due to asset impairments. Actions taken over the past three years are as follows:

thousands	2005	2004	2003

Recorded as a component of income (loss) from operations:
Accruals related to accelerated vesting of supplemental retirement plan benefits and
guaranteed bonuses for 2004	$-	$3,656	$-
Impairment charges	567	6,516	-
Reserves for severance and related costs	2,546	3,430	1,346
Pension plan curtailment	-	-	2,385
Consent soliciation costs	-	816	1,663
Production facility closure	-	-	121
Contract terminations and settlements	(346)	1,261	-
	2,767	15,679	5,515
Recorded as a component of other expenses following income (loss) from operations:
Impairment and related obligations of preferred security interest	-	9,789	-

Total Other Charges and Impairments	$2,767	$25,468	$5,515

•	Accelerated Vesting of Supplemental Retirement Plan Benefits and Guaranteed Bonuses for 2004

In the first quarter of 2004, change of control provisions in executive employment contracts were triggered as a result of the change in the composition of the Company’s Board of Directors resulting from the completion of the consent solicitation, which is more fully discussed in Note 3 in the accompanying Notes to Consolidated Financial Statements. As a result, the Company accrued $3.3 million in the first quarter of 2004 related to the accelerated vesting of executives’ benefits covered by the Company’s supplemental retirement plan and $318,000 in 2004 related to guaranteed bonuses provided for in employment contracts for those covered executives whose employment continued with the Company.

•	Impairment Charges

During 2005, the completion of the U.S. digital conversion necessitated the write-down or write-off of certain parts and film inventories and equipment previously utilized in the analog film environment amounting to a total of $567,000.

During 2004, the Company made a decision to materially alter the in-process technology platform that was to serve as the foundation for the conversion to full digital technology in the portrait studios. As a result of this decision, certain previously capitalized software development costs related to the development of the previous platform that no longer had future utility to the Company were written off resulting in a charge of $3.1 million. Additional strategic decisions were made in 2004 regarding the Company’s technology platform that necessitated the write-off or write-down of certain other technology-related assets to their anticipated fair value, thus resulting in charges totaling $3.4 million.

•	Reserves for Severance and Related Costs

During 2005 and 2003, the Company recognized $1.0 million and $659,000, respectively, in expense consisting principally of severance pay and supplemental retirement plan benefits related to the early retirement of senior executives. Also in 2005, ongoing litigation costs related to the 2004 dismissal of certain former executives totaling $1.4 million and the cost of an executive search for the CEO position totaling $165,000. In 2004, the Company established reserves in the amount of $3.0 million for severance and related costs consisting principally of potential benefits related to severance pay and supplemental retirement plan costs associated with the dismissal of certain executives.

In 2004 and 2003, a number of support positions in the Company’s corporate headquarters were eliminated resulting in employee severance accruals of approximately $457,000 and $687,000, respectively.

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

During the second half of 2003 and the first quarter of 2004, the Company incurred $1.7 million and $816,000, respectively, of professional services costs related to the then-ongoing consent solicitation. Included in the 2004 costs was $152,000 of total consent-related costs incurred by the Knightspoint Group, which the Company reimbursed.

•
Production Facility Closure

During 2003, the Company recorded an additional charge of $121,000 relating to the closure of its Las Vegas manufacturing facility that occurred in the fourth  quarter of 2002. This charge resulted principally from the Company’s inability to realize the expected sublease income on the facility recorded in 2002 as an offset to the remaining lease obligation accrual.

•	Contract Termination and Settlements

The net credit in 2005 of $346,000 relates principally to the favorable settlement of a claim resulting in a $400,000 refund related to previously-paid loan commitment fees and costs as is more fully discussed in the following paragraph.

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

During 2004, the Company recorded $961,000 of charges related to early contract terminations and settlements with certain of the Company’s vendors and consultants as a result of strategic decisions to modify such relationships. Included in this amount is an accrual relating to the potential settlement of a compensation claim by a former consultant to the Company, which was subsequently settled in 2005 for $250,000. This former consultant is a relative of the Company’s Chairman of the Board.

•	Impairment and Related Obligations of Preferred Security Interest

The impairment and related obligations of preferred security interest represents charges recorded in 2004 related to an investment in and operating lease guarantees associated with the Company’s former Wall Décor Segment, Prints Plus, totaling $9.8 million. These charges were necessitated by the significant deteriorating financial performance of Prints Plus during the third quarter of 2004 and are more fully discussed in Note 13 in the accompanying Notes to Consolidated Financial Statements.

•
Interest expense was $1.7 million in 2005, compared to $2.2 million in 2004 and $2.9 million in 2003. The reduction in interest expense is principally the result of scheduled annual principal payments of $8.6 million made annually in June of each year on the Company’s Senior Notes.

•
Interest income was $697,000 in 2005 as compared to $1.2 million in 2004 and $1.7 million in 2003. The decrease in interest income in 2005 compared to 2004 is principally the result of the absence of any income in 2005 related to the Company’s preferred security interest in its former Wall Décor segment, Prints Plus, partially offset by the impact of higher interest rates earned on investable cash balances in 2005. In 2004, interest income related to the Company’s preferred security interest in Prints Plus amounting to $628,000 was recorded and then fully reserved along with the preferred security by recording an expense for impairment of related obligations of preferred security interest in the accompanying Consolidated Statements of Operations. The decrease in interest income in 2004 compared to 2003 is primarily due to lower average invested cash balances and the absence of interest income on an income tax refund received and recorded in 2003, partially offset by the impact of slightly higher interest rates earned.

•
The loss from extinguishment of debt recorded in 2005 totaling $529,000 represents the payment of a make-whole fee of $457,000 and the write-off of unamortized fees of $72,000, both related to the refinancing of the Company’s Senior Notes in the fourth quarter of 2005. This is more fully discussed in the section of Management’s Discussion and Analysis entitled “Net Cash Used in Investing Activities” which follows.

•
The income tax expense on earnings from continuing operations totaled $4.4 million in 2005. The provision for income taxes from continuing operations in 2004 and 2003 was a benefit of $2.2 million and an expense of $3.2 million, respectively. These benefits/provisions resulted in effective tax rates of 40.7% in 2005, 12.9% in 2004 and 35.3% in 2003. The initiation of a dividend reinvestment plan to repatriate qualified earnings related to the Company’s Canadian subsidiary and amounting to $4.6 million increased the effective tax rate by approximately 3.6% in 2005. The lower 2004 effective income tax rate resulted from the recording of a valuation allowance on the Company’s foreign tax credit and capital loss carry forwards, the tax effects of the Company’s foreign operations and a realignment of the Company’s officer life insurance program. These benefit reductions were partially offset by an increased current provision relating to an assessment of taxes on prior years resulting from an Internal Revenue Service exam.

•
Net losses from discontinued operations were $3.7 million in 2004 and $4.6 million in 2003. These discontinued operations relate to the Company’s previously existing Mexican and mobile photography operations and Technology Development segment and are further discussed below.

During the second quarter of 2004, the Company’s Board of Directors made a strategic decision to exit both the Mexican and mobile photography operations which began operations in 2002. This decision was made to allow the Company to enhance focus on the core Sears Portrait Studios business as well as to eliminate the ongoing operating dilution associated with these businesses. The Company executed and completed its plan to exit both its Mexican and mobile photography operations during 2004 and recorded the combined losses on the operations of its Mexican and mobile operations, including the loss on disposition, net of tax, of $3.7 million, as a separate component after net loss from continuing operations. The prior years’ operating activities for these operations have been reclassified to discontinued operations in the accompanying Consolidated Statements of Operations. The $3.7 million loss in 2004 compares to a $4.6 million loss from such operations in 2003.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our cash flows for each of the last three fiscal years:

thousands	2005	2004	2003

Net cash provided by (used in):
Operating activities (1)	$18,697	$13,738	$24,623
Investing activities (2)	(17,633)	(6,626)	(18,199)
Financing activities	(1,223)	(24,827)	(13,929)
Effect of exchange rate changes on cash	545	587	594
Net increase (decrease) in cash	$386	$(17,128)	$(6,911)

(1)	Includes cash flows used in discontinued operations of $2,739 and $7,495 in 2004 and 2003, respectively.
(2)	Includes cash flows used in discontinued operations of $29 and $3,359 in 2004 and 2003, respectively.

Net Cash Provided By Operating Activities

Net cash provided by operating activities was $18.7 million in 2005 as compared to $13.7 million and $24.6 million in 2004 and 2003, respectively. Cash flows in 2005 exceed 2004 levels primarily due to improved operating results and the timing of payments related to changes in various balance sheet accounts totaling $13.5 million as well as the absence in 2005 of cash used in discontinued operations which amounted to $2.7 million in 2004. Offsetting these positive impacts are increased tax payments of $4.3 million, lower tax refunds of $1.1 million, a $3.7 million increase in 2005 payments related to other charges and impairments and a pension contribution of $2.1 million.

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

Net Cash Used In Investing Activities

Net cash used in investing activities during 2005 was $17.6 million. This compares with cash used in investing activities of $6.6 million and $18.2 million in 2004 and 2003, respectively. The $11.0 million increase in cash used for investing activities in 2005 compared to 2004 is primarily related to a $5.1 million increase in capital expenditures during 2005, decreased proceeds from the Rabbi Trust (the funding vehicle for the Company’s supplemental executive retirement plan) of $3.1 million, the absence in 2005 of loan payments from Prints Plus which totaled $1.9 million in 2004 and the reduction in 2005 compared to 2004 in proceeds from sales of property, equipment and other assets by $1.1 million. The increase in capital expenditures is primarily the result of the Company’s conversion of studios to digital technology while the decrease in the loan payments from Prints Plus is the result of the repayment of such loans in 2004 and the concurrent termination of the revolving credit agreement with them. The decrease in 2005 funds from the Rabbi Trust as compared to 2004 resulted from lower receipts used to fund retirement obligations under the Company’s supplemental retirement plan of $1.1 million and a reduction of $2.0 million in cash received from the Rabbi Trust to be used for general corporate purposes. Asset sales in 2004 and 2005 relate primarily to assets which, as a result of the conversion to digital technology, were no longer of operating utility to the Company.

The decrease in cash used for investing activities in 2004 as compared to 2003 is due to decreased accrual basis capital expenditures of $4.2 million from continuing operations and a $3.3 million decrease in investing activities from discontinued operations partially offset by proceeds of $1.3 million from the sale of equipment. In addition, there were increases in net cash provided by proceeds from the Rabbi Trust as described above and a net decrease of $3.4 million in amounts due under the loan receivable with Prints Plus.

Net Cash Used In Financing Activities

Net cash used in financing activities was $1.2 million in 2005, $24.8 million in 2004 and $13.9 million in 2003. The $23.6 million decrease in net cash used in 2005 compared to 2004 was primarily related to increased long-term borrowings of $7.9 million, a $12.4 million fluctuation in cash related to funds required to be held as collateral for outstanding letters of credit in 2004 and released in 2005, and a $6.0 million repurchase of the Company shares in a negotiated transaction in the second half of 2004. These decreases in net cash used were partially offset by the establishment of a $1.0 million restricted cash compensating balance under the Company’s amended credit agreement, the payment of debt issuance costs totaling $1.1 million relative to refinancing of the Company’s debt structure, a make whole payment in connection with debt extinguishment of $457,000 and a $151,000 decrease in cash proceeds from option exercises.

The increase in net cash used in 2004 compared to 2003 was primarily a result of a repurchase of shares of the Company’s common stock in a negotiated transaction in the amount of $6.0 million and $6.2 million of restricted cash deposited as collateral with the issuing bank of the Company’s outstanding letters of credit in the same amount.

In 2004, the Company terminated its then-existing $7.5 million revolving credit facility, which was used solely to support outstanding letters of credit used in its self-insurance programs. As a result of the termination of the revolving credit facility, the Company deposited $6.2 million in cash as collateral with the bank that issued the outstanding letters of credit. On April 15, 2005, the Company entered into a new $30.0 million (reducing to $25 million in February 2006 and $20 million in February 2007) unsecured bank revolving credit facility (the “Credit Agreement”), scheduled to expire on April 13, 2007 and carrying a variable interest rate charged at either LIBOR or prime rate funds, with an applicable margin added. On May 17, 2005, the Company replaced its outstanding letters of credit with new letters of credit issued under the Credit Agreement, thus allowing restricted cash to be returned to the Company for general corporate purposes.

Concurrent with the closing of the Credit Agreement, the Company amended its then-existing Senior Note agreement to allow it to incur additional indebtedness without violating the debt to equity ratio covenant included in the original Senior Note agreement. The covenants of the amended Senior Note Agreement then principally mirrored those included in the Credit Agreement.

Effective November 30, 2005, the Company amended and restated the Credit Agreement to become a three-year, term and revolving credit facility in an amount up to $43 million, consisting of an $18 million term loan and a $25 million revolving loan with a sub-facility for letters of credit in an amount not to exceed $15 million. The obligations of the Company under the Credit Agreement are secured by (i) a guaranty from certain material direct and indirect domestic subsidiaries of the Company, and (ii) substantially all of the assets of the Company and such subsidiaries. Borrowings and letters of credit under the Credit Agreement bear interest, at the Company’s option, at a variable rate based on either LIBOR or an alternative rate (as described in the Credit Agreement), with an applicable margin added. The revolving loan is charged a non-use fee, which varies based on the Company’s leverage ratio. Unless sooner paid, the outstanding principal balance of the term loan is to be repaid in five equal semi-annual installments beginning on June 30, 2006 and a final payment on November 30, 2008. The proceeds of the term loan were used to repay in full all of the outstanding principal, accrued and unpaid interest and make-whole amount due and owing under the Company’s Senior Note Agreement.

In connection with the redemption of the Company’s Senior Notes in the fourth quarter of 2005, the Company recorded a $529,000 loss from extinguishment of debt consisting of a make-whole fee totaling $457,000 and the write-off of unamortized fees totaling $72,000.

On January 25, 2006, the Company again amended and restated the Credit Agreement to expand the term loan portion of the Credit Agreement from $18 million to $25 million. Under a best efforts commitment, the Company could further expand the term loan portion of the Credit Agreement up to a total of $40 million in 2006. The incremental $7 million from the funding of the term loan was used along with then-existing cash on hand to purchase shares in the Dutch Auction self-tender offer totaling $32.4 million on February 8, 2006, which is more fully described in Note 7 of the Notes to Consolidated Financial Statements. The Credit Agreement requires the Company to maintain a $1.0 million compensating cash balance.

The Credit Agreement contains a number of covenants imposing certain restrictions on our business. The most significant of these covenants require specific minimums or maximums, which vary over time, as outlined in the agreement and are measured on the last day of the fiscal quarter for the following:

•	Earnings before interest, taxes, depreciation and amortization, as defined, (“EBITDA”),

•	The ratio of Funded Debt, as defined, to EBITDA,

•	Net worth, adjusted for issuance and repurchase activities,

•	Capital Expenditures, and

•	The ratio of EBITDA to certain Fixed Charges, as defined, for the most recent four fiscal quarters, calculated on the last day of each fiscal quarter.

As of February 4, 2006, the Company was in compliance with all debt covenants.

Off-Balance Sheet Arrangements

Other than stand-by letters of credit primarily used to support our various self-insurance programs and the ongoing guarantee of certain operating real estate leases of Prints Plus, both of which are more fully discussed in the “Other Commitments” table below, the Company has no additional off-balance sheet arrangements.

Future Cash Flows

To facilitate an understanding of the Company’s contractual obligations and other commitments, the following table is provided. We also have license agreements with Sears and Sears Canada which require us to pay them a percentage of our sales on a monthly basis. In addition, we are self-insured with stop-loss coverage for workers’ compensation and general insurance and we have established reserves for claims under these plans that have been reported but not paid and have been incurred but not reported. As of February 4, 2006, $5.2 million represented the estimated reserves for these claims. These reserves have been excluded from the following table, as we are uncertain as to the timing of when cash payments may be required.

The table also does not include our deferred income tax liability and accrued pension benefits because it is not certain when these liabilities will become due. The Company contributed $2.1 million to the pension plan in 2005, but does not expect to contribute to the pension plan in 2006. Future contributions to our pension plan will be dependent upon recently passed legislation, future changes in discount rates and the earnings performance of our plan assets.

		PAYMENTS DUE BY PERIOD
thousands					2011 &
	Total	2006	2007-08	2009-10	Beyond
Contractual obligations:

Long-term debt	$25,000	$8,333	$16,667	$-	$-

Operating leases	2,571	1,178	1,117	276	-

Purchase obligations for materials and services (1)	4,288	3,511	712	65	-

Other liabilities (2)	730	730	-	-	-

TOTAL	$32,589	$13,752	$18,496	$341	$-

	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
thousands					2011 &
	Total	2006	2007-08	2009-10	Beyond
Other commitments:

Standby letters of credit (3)	$6,309	$6,309	$-	$-	$-

Contingent lease obligations (4)	2,549	2,549	-	-	-

TOTAL	$8,858	$8,858	$-	$-	$-

(1)
Amount represents outstanding purchase commitments at February 4, 2006. The purchase commitments principally relate to future services to be received related to marketing, database maintenance and telecommunications. In addition, they relate to commitments for inventory purchases of such items as photographic paper, frames and accessories. Subsequent to February 4, 2006, the Company entered into a two-year contract to purchase all photographic paper for central fulfillment from its current vendor at agreed-upon terms and pricing. The Company anticipates that it will spend approximately $4.0 million per year under this arrangement.

(2)
Amounts consist primarily of accruals for severance and related costs. Approximately $543,000 resulted from activity, which includes accruals related to severance pay and related costs for executive retirements and dismissals, all recorded in our February 4, 2006 balance sheet and described in Note 8 to the Consolidated Financial Statements. The Company is contesting certain of these severance amounts. Notwithstanding the potential reduction of certain of these amounts through settlement negotiations and litigation, such amounts are recorded at the contractual amounts due. Approximately $187,000 of other severance and related costs are recorded for employee headcount reductions in the normal course of business.

As indicated in Note 10 in the accompanying Notes to Consolidated Financial Statements, the projected benefit obligation of the Company’s pension plan exceeded plan assets by $19.2 million at the end of 2005 and $17.5 million at the end of 2004. This $1.7 million increase in the underfunded status between 2005 and 2004 resulted from a $3.0 million growth in the projected benefit obligation from $49.9 million to $52.9 million being only partially offset by a growth in the fair value of plan assets of $1.4 million.  Theprojected benefit obligation grew as a result of annual costs associated with service costs, interest costs and actuarial losses all determined in accordance with Statement of Financial Accounting Standards No. 87. The $1.4 million growth in fair value of plan assets in 2005 resulted from actual returns on plan assets of $1.4 million and Company contributions of $2.1 million offset by benefit payments of $2.1 million. As noted above, the Company does not expect to contribute to the pension plan in 2006. The Critical Accounting Estimates section and Note 10 in the accompanying Notes to Consolidated Financial Statements provide a more complete description of the status of the Company’s pension plan.

(3)	We primarily use stand-by letters of credit to support our various self-insurance programs. The letters of credit generally have a one-year maturity and are renewed annually.

(4)
In July 2001, the Company announced the completion of the sale of its Wall Décor segment, which included the ongoing guarantee of certain operating real estate leases of Prints Plus. As of February 4, 2006, the maximum future obligation to the Company under its guarantee of remaining leases is $2.6 million. To recognize the risk associated with these leases based upon the Company’s past experience with renegotiating lease obligations and the significant deterioration in the financial performance of Prints Plus, including its bankruptcy filing, all of which is more fully described in Note 13 to the Consolidated Financial Statements, the Company has recorded lease obligation reserves totaling $2.6 million at February 4, 2006. Based on the progress of the bankruptcy case to-date and the continued operations of selected locations of Prints Plus, the Company believes that the $2.6 million reserve is adequate to cover the potential losses to be realized under the Company’s operating lease guarantees.

Liquidity

Cash flows from operations, cash and cash equivalents on hand and the seasonal borrowing capacity under the revolving portion of the Company’s Credit Agreement, represent expected sources of funds in 2006 to meet our obligations and commitments, including debt service, annual dividends to shareholders, planned capital expenditures which are estimated to be approximately $5.0 million in fiscal 2006 and normal operating needs.

ACCOUNTING PRONOUNCEMENTS AND POLICIES

Adoption of New Accounting Standards

In November 2004, SFAS No. 151, “Inventory Costs,” was issued. This statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of the interpretation to have a material impact on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions”. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of the interpretation to have a material impact on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payments”. This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is to be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are remeasured each reporting period. Compensation is to be recognized over the period that an employee provides service in exchange for the award. This standard is effective for the first annual period beginning after June 15, 2005. Historically, the Company has elected to follow the intrinsic value method in accounting for its employee stock options and employee stock purchase plans. No stock-based compensation costs were reflected in net income, as no options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. Upon the adoption of SFAS No. 123(R), the Company will be required to expense stock options over the vesting period in its statement of operations. In addition, the Company will need to recognize expense over the remaining vesting period associated with unvested options outstanding on the date of adoption. For 2005, 2004 and 2003, total stock-based employee compensation expense, net of related tax effects, determined under this new standard would have increased expense by $27,000, $621,000 and $179,000, respectively.

In December 2004, FASB issued FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), which provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “AJCA”) on enterprises’ income tax expense and deferred tax liability. The AJCA was enacted on October 22, 2004. The AJCA created a temporary incentive for U.S. multinationals to repatriate accumulated earnings outside the United States by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The Company’s 2005 Statement of Operations includes $472,000 of additional taxes related to repatriation of foreign earnings under provisions of the AJCA.

In March 2005, FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 was effective no later than the end of fiscal years ending after December 15, 2005. The impact of FIN No. 47 has not been material to the Company's consolidated financial statements.

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections,” was issued. This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this interpretation to have a material impact on its financial position, cash flows and results of operations.

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

Self-insurance reserves

The Company is self-insured for certain losses relating to workers’ compensation, general liability, business auto usage and employee medical claims. The Company has stop-loss coverage to limit the exposure arising from these claims. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon the Company’s estimates of the aggregate liability for uninsured claims incurred using actuarial assumptions followed in the insurance industry and the Company’s historical experience. Loss estimates are adjusted based upon actual claims settlements and reported claims.

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

Defined benefit retirement plans

The plan obligations and related assets of defined benefit retirement plans are presented in Note 10 in the accompanying Notes to Consolidated Financial Statements. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets. In determining the discount rate, the Company utilizes the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans. At February 4, 2006, the actuarial assumptions of the Company’s plans were: discount rate for benefit cost 5.75%; discount rate for benefit obligations 5.50%; long-term rate of return on plan assets 8.50%; and assumed rate of salary increases 3.75%.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign exchange rates and are minimal. At February 4, 2006, the Company’s debt obligations have floating interest rates. The impact of a 1% change in interest rates affecting the Company’s debt would increase or decrease interest expense by approximately $250,000. At February 5, 2005, the Company's debt obligations had primarily fixed interest rates; therefore, the Company's exposure to changes in interest rates in 2005 was minimal. The Company's exposure to changes in foreign exchange rates relative to the Canadian operations is also minimal, as Canadian operations constitute only 5.6% of the Company's total assets and 7.8% of the Company's total sales as of and for the year ended February 4, 2006.

Item 8.    Financial Statements and Supplemental Data

(a)	INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

	-	Report of Independent Registered Public Accounting Firm	33
	-	Consolidated Balance Sheets as of February 4, 2006 and February 5, 2005	34-35
	-	Consolidated Statements of Operations for the fiscal years ended February 4, 2006, February 5, 2005 and February 7, 2004	36
	-	Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended February 4, 2006, February 5, 2005 and February 7, 2004	37
	-	Consolidated Statements of Cash Flows for the fiscal years ended February 4, 2006, February 5, 2005 and February 7, 2004	38-40
	-	Notes to Consolidated Financial Statements	41-69

The Company's fiscal year ends the first Saturday of February. Accordingly, fiscal years 2005 and 2004 ended February 4, 2006 and February 5, 2005, respectively, and consisted of 52 weeks and fiscal year 2003 ended February 7, 2004 and consisted of 53 weeks. Throughout the "FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA" section, reference to 2005, 2004 or 2003 will mean the fiscal year ended February 4, 2006, February 5, 2005, and February 7, 2004, respectively.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

CPI Corp.:

We have audited the accompanying consolidated balance sheets of CPI Corp. (the Company) as of February 4, 2006 and February 5, 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended February 4, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CPI Corp. as of February 4, 2006 and February 5, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended February 4, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of February 4, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 18, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
____________
KPMG LLP

St. Louis, Missouri
April 18, 2006

CPI CORP.
Consolidated Balance Sheets - Assets

thousands	February 4, 2006	February 5, 2005

ASSETS
Current assets:
Cash and cash equivalents	$34,269	$33,883
Restricted cash	1,000	6,154
Accounts receivable:
Due from licensor stores	7,944	7,365
Other	289	326
Inventories	9,271	10,521
Prepaid expenses and other current assets	4,958	6,905
Deferred tax assets	11,898	7,714

Total current assets	69,629	72,868

Property and equipment:
Land	2,765	2,765
Building improvements	26,472	26,684
Leasehold improvements	4,531	6,005
Photographic, sales and manufacturing equipment	126,132	183,979
Total	159,900	219,433
Less accumulated depreciation and amortization	118,618	177,775
Property and equipment, net	41,282	41,658
Assets of business transferred under contractual arrangements:
Preferred security	7,000	7,000
Accrued interest on preferred security	1,317	689
Impairment reserve related to preferred security interest	(8,317)	(7,689)
Other investments - supplemental retirement plan	3,706	6,141
Deferred tax assets	7,727	12,815
Other assets, net of amortization of $1,359 at both February 4, 2006 and February 5, 2005	1,317	1,618

TOTAL ASSETS	$123,661	$135,100

See accompanying notes to consolidated financial statements.

CPI CORP.
Consolidated Balance Sheets - Liabilities and Stockholders’ Equity

thousands, except share and per share data	February 4, 2006	February 5, 2005

LIABILITIES
Current liabilities:
Current maturities of long-term debt	$8,333	$8,580
Accounts payable	9,068	13,011
Accrued employment costs	13,016	12,463
Customer deposit liability	18,315	21,828
Accrued severance	730	4,205
Income taxes payable	1,263	2,872
Sales taxes payable	2,435	1,886
Accrued advertising expenses	768	1,568
Accrued expenses and other liabilities	4,336	5,348

Total current liabilities	58,264	71,761

Long-term debt, less current maturities	15,747	17,050
Accrued pension obligations	15,813	13,993
Supplemental retirement plan obligations	3,833	4,512
Customer deposit liability	3,335	4,334
Other liabilities	559	564

Total liabilities	97,551	112,214

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized; no shares outstanding	-	-
Preferred stock, Series A, no par value, 200,000 shares authorized; no shares outstanding	-	-
Common stock, $.40 par value, 50,000,000 shares authorized; 18,569,964 and 18,432,779 shares issued at February 6, 2004 and February 5, 2005, respectively	7,428	7,373
Additional paid-in capital	55,588	53,301
Retained earnings	208,183	206,812
Accumulated other comprehensive loss	(11,171)	(10,505)
	260,028	256,981
Treasury stock - at cost, 10,639,543 and 10,672,236 shares at February 4, 2006 and February 5, 2005, respectively	(233,541)	(234,031)
Unamortized deferred compensation- restricted stock	(377)	(64)

Total stockholders' equity	26,110	22,886

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$123,661	$135,100

See accompanying notes to consolidated financial statements.

CPI CORP.
Consolidated Statements of Operations
Fifty-two weeks ended February 4, 2006 and February 5, 2005, and Fifty-three weeks ended February 7, 2004

thousands, except share and per share data	2005	2004	2003

Net sales	$291,984	$281,865	$299,044

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	35,129	36,899	40,070
Selling, general and administrative expenses	222,094	219,381	227,251
Depreciation and amortization	19,952	16,377	16,793
Other charges and impairments	2,767	15,679	5,515
	279,942	288,336	289,629

Income (loss) from continuing operations	12,042	(6,471)	9,415

Interest expense	1,680	2,180	2,949
Interest income	697	1,226	1,709
Impairment and related obligations of preferred security interest	-	9,789	-
Loss from debt extinguishment	529	-	-
Other income, net	247	263	850
Earnings (loss) from continuing operations before income tax expense (benefit)	10,777	(16,951)	9,025

Income tax expense (benefit)	4,388	(2,189)	3,183

Net earnings (loss) from continuing operations	6,389	(14,762)	5,842

Net loss from discontinued operations, net of income tax benefit of $2,201 in 2004 and $2,518 in 2003	-	(3,746)	(4,624)

NET EARNINGS (LOSS)	$6,389	$(18,508)	$1,218

NET EARNINGS (LOSS) PER COMMON SHARE

Net earnings (loss) per share from continuing operations - diluted	$0.81	$(1.87)	$0.72
Net loss per share from discontinued operations - diluted	-	(0.48)	(0.57)
Net earnings (loss) per share - diluted	$0.81	$(2.35)	$0.15

Net earnings (loss) per share from continuing operations - basic	$0.81	$(1.87)	$0.72
Net loss per share from discontinued operations - basic	-	(0.48)	(0.57)
Net earnings (loss) per share - basic	$0.81	$(2.35)	$0.15

Dividends per share	$0.64	$0.64	$0.60

Weighted average number of common and common equivalent shares outstanding-diluted	7,881,060	7,888,404	8,148,164
Weighted average number of common and common equivalent shares outstanding-basic	7,854,192	7,888,404	8,081,619

See accompanying notes to consolidated financial statements.

CPI CORP.
Consolidated Statements of Changes in Stockholders' Equity
Fifty-two weeks ended February 4, 2006 and February 5, 2005, and Fifty-three weeks ended February 7, 2004

		Additional		Accumulated other	Treasury	Deferred compensation -
thousands, except share and per share data	Common	paid-in	Retained	comprehensive	stock,	restricted
	stock	capital	earnings	income (loss)	at cost	stock	Total

Balance at February 1, 2003	$7,315	$51,211	$234,022	$(10,703)	$(227,642)	$(20)	$54,183

Net earnings	-	-	1,218	-	-	-	1,218
Total other comprehensive income, net of tax effect	-	-	-	1,104	-	-	1,104
Total comprehensive income							2,322
Issuance of common stock to employee stock plans and option
exercises (72,232 shares)	29	1,061	-	-	-	-	1,090
Dividends ($0.60 per common share)	-	-	(4,846)	-	-	-	(4,846)
Purchase of treasury stock (54,200 shares)	-	-	-	-	(935)	-	(935)
Amortization of deferred compensation - restricted stock	-	-	-	-	-	12	12

Balance at February 7, 2004	$7,344	$52,272	$230,394	$(9,599)	$(228,577)	$(8)	$51,826

Net loss	-	-	(18,508)	-	-	-	(18,508)
Total other comprehensive loss, net of tax effect	-	-	-	(906)	-	-	(906)
Total comprehensive loss							(19,414)
Issuance of common stock to employee benefit plans, restricted stock awards and option exercises (99,588 shares),
net of tax effect	29	1,029	-	-	554	(70)	1,542
Dividends ($0.64 per common share)	-	-	(5,074)	-	-	-	(5,074)
Purchase of treasury stock, at cost (406,780 shares)	-	-	-	-	(6,008)	-	(6,008)
Amortization of deferred compensation - restricted stock	-	-	-	-	-	14	14

Balance at February 5, 2005	$7,373	$53,301	$206,812	$(10,505)	$(234,031)	$(64)	$22,886

Net earnings	-	-	6,389	-	-	-	6,389
Total other comprehensive loss, net of tax effect	-	-	-	(666)	-	-	(666)
Total comprehensive income							5,723
Issuance of common stock to employee benefit plans,
restricted stock awards and option exercises (169,878 shares), net of tax effect	55	2,287	-	-	490	(1,041)	1,791
Dividends ($0.64 per common share)	-	-	(5,018)	-	-	-	(5,018)
Amortization of deferred compensation - restricted stock	-	-	-	-	-	728	728
Balance at February 4, 2006	$7,428	$55,588	$208,183	$(11,171)	$(233,541)	$(377)	$26,110

See accompanying notes to consolidated financial statements.

CPI CORP.
Consolidated Statements of Cash Flows
Fifty-two weeks ended February 4, 2006 and February 5, 2005 and Fifty-three weeks ended February 7, 2004

thousands	2005	2004	2003
		(Revised)	(Revised)
Reconciliation of net earnings (loss) to cash flows provided by operating activities:

Net earnings (loss)	$6,389	$(18,508)	$1,218

Adjustments for items not requiring cash:
Depreciation and amortization	19,952	16,377	16,793
Loss from discontinued operations	-	3,746	4,624
Stock-based compensation expense	811	190	12
Loss from extinguishment of debt	529	-	-
Loss on disposition of property, plant and equipment	507	1,437	303
Gain on sale of assets held for sale	(9)	(391)	-
Deferred income tax provision	2,353	(5,653)	242
Pension, supplemental retirement plan and profit sharing expense	2,198	2,457	4,026
Accrued interest on Preferred Security	-	(629)	5
Impairment and related obligations of preferred security interest	-	9,789	-
Accelerated vesting of supplemental retirement plan benefits	-	3,338	-
Other impairment charges	-	5,083	-
Pension plan curtailment expense	-	-	2,385
Other	323	40	53

Increase (decrease) in cash flow from operating assets and liabilities:
Receivables and inventories	709	683	1,519
Refundable income taxes	-	2,166	4,646
Prepaid expenses and other current assets	1,436	(345)	(880)
Accounts payable	(3,943)	(2,425)	5,146
Contribution to pension plan	(2,050)	-	-
Supplemental retirement plan payments	(989)	(1,517)	(3,574)
Accrued expenses and other liabilities	(4,098)	952	(3,112)
Income taxes payable	(1,609)	2,872	-
Deferred revenues and related costs	(3,856)	(2,899)	(2,887)
Other	44	(286)	1,599

Cash flows provided by continuing operations	18,697	16,477	32,118
Cash flows used in discontinued operations	-	(2,739)	(7,495)
Cash flows provided by operating activities	$18,697	$13,738	$24,623

See accompanying notes to consolidated financial statements.

CPI CORP.
Consolidated Statements of Cash Flows (continued)
Fifty-two weeks ended February 4, 2006 and February 5, 2005 and Fifty-three weeks ended February 7, 2004

	2005	2004	2003
thousands		(Revised)	(Revised)

Cash flows provided by operating activities	$18,697	$13,738	$24,623

Cash flows provided by (used in) financing activities:
Repayment of long-term obligations	(25,680)	(8,580)	(8,580)
Proceeds from long-term borrowings	25,000	-	-
Payment of debt issuance costs	(1,087)	-	-
Make-whole payment to extinguish long-term debt	(457)	-	-
Restricted cash - collateral for outstanding letters of credit	6,154	(6,154)	-
Restricted cash - compensating balance under Credit Agreement	(1,000)	-	-
Proceeds from borrowings against cash surrender value of life insurance	-	-	289
Repayment of borrowings against cash surrender value of life insurance	-	-	(337)
Issuance of common stock to employee stock plans and option exercises	865	989	480
Cash dividends	(5,018)	(5,074)	(4,846)
Purchase of treasury stock	-	(6,008)	(935)

Cash flows used in financing activities	(1,223)	(24,827)	(13,929)

Cash flows (used in) provided by investing activities:
Additions to property and equipment	(20,235)	(15,157)	(19,405)
Proceeds from sale of property and equipment	118	362	-
Proceeds from sale of assets held for sale	49	932	-
Redemptions of preferred security	-	-	2,500
Changes in loan receivable:
Borrowings	-	(43,380)	(61,079)
Repayments	-	45,295	59,639
Increase in assets held by Rabbi Trust	(286)	(455)	(2,843)
Proceeds from Rabbi Trust used for supplemental retirement plan payments	891	2,006	6,348
Distribution of Rabbi Trust funds in excess of related obligations	1,830	3,800	-

Cash flows used in investing activities - continuing operations	(17,633)	(6,597)	(14,840)

Cash flows used in investing activities - discontinued operations	-	(29)	(3,359)

Cash flows used in investing activities	(17,633)	(6,626)	(18,199)

Effect of exchange rate changes on cash and cash equivalents	545	587	594

Net increase (decrease) in cash and cash equivalents	386	(17,128)	(6,911)

Cash and cash equivalents at beginning of year	33,883	51,011	57,922

Cash and cash equivalents at end of year	$34,269	$33,883	$51,011

CPI CORP.
Consolidated Statements of Cash Flows (continued)
Fifty-two weeks ended February 4, 2006 and February 5, 2005 and Fifty-three weeks ended February 7, 2004

	2005	2004	2003
thousands		(Revised)	(Revised)

Supplemental cash flow information:
Interest paid	$1,496	$2,236	$2,907
Income taxes paid	$4,668	$321	$1,519
Supplemental non-cash financing activities:
Issuance of common stock under the employee Profit Sharing Plan	$-	$-	$610
Issuance of treasury stock under the employee Profit Sharing Plan	$490	$554	$-
Issuance of restricted and unrestricted stock to employees and directors	$1,300	$70	$-
Repayment of borrowings against cash surrender value of life
insurance via liquidation of related policies	$-	$1,548	$-
Executive retirement stock option modification	$177	$-	$-

See accompanying notes to consolidated financial statements.

CPI CORP.
Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

CPI Corp. (the "Company") is a holding company engaged, through its wholly-owned subsidiaries and partnerships, in selling and manufacturing professional portrait photography of babies, children, adults and family groups and offers other related products and services.

The Company operates 1,046 (“unaudited”) professional portrait studios as of February 4, 2006 throughout the United States, Canada and Puerto Rico principally under license agreements with Sears, Roebuck and Co. ("Sears"). The Company also operates searsphotos.com, a vehicle for the Company’s customers to archive, share portraits via email and order additional portraits and products.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Certain items in prior years have been reclassified to conform to the current year presentation. In 2005, the Company has separately disclosed in the Consolidated Statements of Cash Flows the operating and investing portions of the cash flows attributable to its discontinued operations, which in prior periods were not segregated for investing activities.

Fiscal Year

The Company's fiscal year ends on the first Saturday of February. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years.

Fiscal year	Ended	Weeks

2005	February 4, 2006	52
2004	February 5, 2005	52
2003	February 7, 2004	53

Business Concentrations

Volume of business - The Company’s customers are not concentrated in any specific geographic region. Due to the widely dispersed nature of the Company’s nationwide retail business across millions of customers, no single customer accounted for a significant amount of the Company’s sales.

Revenues - Substantially all of the Company’s revenues in 2005, 2004 and 2003 were derived from sales at permanent portrait studios operating under the Sears Portrait Studio name. These studios operate under agreements with Sears in the United States, Canada and Puerto Rico that require the Company to pay license fees to Sears based on net sales.

Sources of supply - The Company purchases photographic paper and chemicals from three major manufacturers. The Company purchases software for its digital studios and its digital manufacturing system from a single vendor. The Company purchases other equipment and materials for all its operations from a number of suppliers and is not dependent upon any other supplier for any specific kind of equipment or materials. The Company has had no difficulty in the past obtaining sufficient products and materials to conduct its operations and believes its relationships with suppliers are good.

Foreign operations - Included in the Company’s consolidated balance sheets at February 4, 2006 and February 5, 2005 are long-lived assets of $5.3 million and $5.1 million, respectively employed in the Company’s Canadian operations. Net sales related to the Canadian operations were $22.8 million, $20.7 million and $22.1 million in fiscal 2005, 2004 and 2003, respectively.

CPI CORP.
Notes to Consolidated Financial Statements

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

Foreign Currency Translations

Assets and liabilities of foreign operations are translated into U.S. dollars at the exchange rate in effect on the balance sheet date, while income and expense accounts are translated at the average rates in effect during each fiscal year. Gains and losses on foreign currency translations are included in the determination of accumulated other comprehensive income (loss) for the year. These gains amounted to $948,000, $620,000 and $1.7 million in 2005, 2004 and 2003, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

For all stores operating within Sears, collections (cash, check and credit sales) are deposited with Sears and subsequently remitted to CPI by Sears. Sears’ remittances are reconciled to CPI receivables and any differences are resolved and recorded as appropriate. There was no allowance for doubtful accounts at February 4, 2006 and February 5, 2005 as substantially all accounts receivable relate to amounts to be remitted by Sears, and management has a high level of assurance of the collectibility of these amounts.

Inventories

Inventories are stated at the lower of cost or market, with cost of substantially all inventories being determined by the first-in, first-out (FIFO) method and the remainder by the last-in, first-out (LIFO) method. Material and production costs incurred relating to portraits processed pending delivery to customers, or in-process, are inventoried and expensed when the related sales revenue is recognized.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization.

Depreciation and amortization on property and equipment is computed principally using the straight-line method over estimated useful lives of the respective assets. A summary of estimated useful lives is as follows:

Building improvements	15 to 19 years
Leasehold improvements	5 to 15 years
Photographic, sales and manufacturing equipment	2 to 10 years

CPI CORP.
Notes to Consolidated Financial Statements

During 2004, the Company removed from service and wrote-off the related assets and accumulated depreciation totaling $28.2 million representing fully depreciated property and equipment primarily related to its replacement of computer hardware in all U.S. studios and the conversion of 128 studios to full digital format. In 2005, additional write-offs of $75.5 million were recognized related to the completion of the conversion of U.S. studios to full digital format.

Expenditures for improvements are capitalized, while normal repair and maintenance costs are charged to expense as incurred. When properties are disposed, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income.

In accordance with Accounting Standards Executive Committee Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, photographic, sales and manufacturing equipment includes amounts related to the capitalization of certain costs incurred in connection with developing or obtaining software for internal use.

Long-lived Asset Recoverability

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, long-lived assets, primarily property and equipment, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The SFAS No. 144 impairment test is a two-step process. If the carrying value of the asset exceeds the expected future cash flows (undiscounted and without interest) from the asset, impairment is indicated. The impairment loss recognized is the excess of the carrying value of the asset over its fair value.

Self-Insurance Reserves

The Company is self-insured for certain losses relating to workers’ compensation, general liability, business auto usage and employee medical claims. The Company has stop-loss coverage to limit the exposure arising from these claims. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon the Company’s estimates of the aggregate liability for uninsured claims incurred using actuarial assumptions followed in the insurance industry and the Company’s historical experience. Loss estimates are adjusted based upon actual claims settlements and reported claims.

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

CPI CORP.
Notes to Consolidated Financial Statements

The consolidated balance sheets include capitalized direct-response advertising costs of $463,000 and $914,000 at February 4, 2006 and February 5, 2005, respectively. Advertising expense for 2005, 2004 and 2003 was $29.1 million, $30.0 million and $33.3 million, respectively.

Defined Benefit Plans

For purposes of its retirement plans, the Company utilizes a measurement date of December 31. At the measurement date, plan assets are determined based on fair value. The net pension and supplemental executive retirement benefit obligations and the related periodic costs are based on, among other things, assumptions of the discount rate, estimated return on plan assets and salary increases. These obligations and related periodic costs are measured using actuarial techniques and assumptions. The actuarial cost method used to compute the pension liabilities and related expense is the projected unit method. Market related value of assets is valued with a five-year phase-in of gains and losses since January 1, 2001.

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

Stock-based Compensation Plans

At February 4, 2006, the Company had various stock-based employee compensation plans, which are described more fully in Note 9. The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exercised exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended. The Company recognizes expense for restricted stock grants on a straight-line basis over the vesting period based on the market value at the date of grant, which will not differ from expense to be recognized under SFAS No. 123. For stock option grants, no stock-based employee compensation cost is generally reflected in net income, as no options granted had an exercise price different than the market value of the underlying common stock on the date of grant. During 2005, the term to exercise a stock option grant was extended for a retiring executive and as a result, $176,500 of stock-based employee compensation was recognized.

CPI CORP.
Notes to Consolidated Financial Statements

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

thousands, except per share data	2005	2004	2003

Net earnings (loss) - as reported	$6,389	$(18,508)	$1,218
Less: Additional stock-based employee compensation expense determined under fair value based method for all awards, net of related taxes	(27)	(621)	(179)
Net earnings (loss) - pro forma	$6,362	$(19,129)	$1,039

Earnings (loss) per common share - basic
As reported	$0.81	$(2.35)	$0.15
Pro forma	$0.81	$(2.42)	$0.13
Earnings (loss) per common share - diluted
As reported	$0.81	$(2.35)	$0.15
Pro forma	$0.81	$(2.42)	$0.13

Per Share Calculations

Basic earnings per common share are computed by dividing net earnings or losses attributable to common shareholders by the weighted-average number of common shares outstanding for the periods presented. Diluted earnings per common share also include the dilutive effect of potential common shares (primarily dilutive stock options) outstanding during the period for the periods presented.

NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, SFAS No. 151, “Inventory Costs,” was issued. This statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this interpretation to have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions”. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this interpretation to have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payments”. This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is to be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are remeasured each reporting period. Compensation cost is to be recognized over the period that an employee provides service in exchange for the award. This standard is effective for the first annual period beginning after June 15, 2005.  Historically, the Company has elected to follow the intrinsic value method in accounting for its employee stock options and employee stock purchase plans. No stock-based compensation costs were reflected in net income, as no options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. Upon the adoption of SFAS No. 123(R), the Company will be required to expense stock options over the vesting period in its statement of operations. In addition, the Company will need to recognize expense over the remaining vesting period associated with unvested options outstanding on the date of adoption. For 2005, 2004 and 2003, total stock-based employee compensation expense, net of related tax effects, determined under this new standard would have increased expense by $27,000, $621,000 and $179,000, respectively.

CPI CORP.
Notes to Consolidated Financial Statements

In December 2004, FASB issued FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), which provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “AJCA”) on enterprises’ income tax expense and deferred tax liability. The AJCA was enacted on October 22, 2004. The AJCA created a temporary incentive for U.S. multinationals to repatriate accumulated earnings outside the United States by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The Company’s 2005 Statement of Operations includes $472,000 of additional taxes related to repatriation of foreign earnings under provisions of the AJCA.

In March 2005, FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 was effective no later than the end of fiscal years ending after December 15, 2005. The impact of FIN No. 47 has not been material to the Company's consolidated financial statements.

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections,” was issued. This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this interpretation to have a material impact on its financial position, cash flows and results of operations.

NOTE 3 - CHANGE OF CONTROL

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

CPI CORP.
Notes to Consolidated Financial Statements

The material change in the composition of the Board resulting from the Knightspoint Group’s successful consent solicitation triggered change of control provisions in various employment and stock option agreements between the Company and certain of its executives and employees. As a result of the change of control, in the first quarter of 2004 the Company accrued $3.3 million related to the accelerated vesting of executives’ benefits covered by the Company’s supplemental retirement plan. In 2004, the Company also accrued $318,000 of guaranteed bonuses provided for in employment contracts for those covered executives whose employment continues with the Company.

NOTE 4 - DISCONTINUED OPERATIONS

Mexican and Mobile Photography Operations

During the second quarter of 2004, the Company’s Board of Directors made a strategic decision to exit both the Mexican and mobile photography operations which began operations in 2002. This decision was made to allow the Company to enhance focus on the core Sears Portrait Studios business as well as to eliminate the ongoing operating dilution associated with these businesses.

The Company executed and completed its plan to exit both its Mexican and mobile photography operations during the second quarter of 2004 and recorded the combined losses on the operations of its Mexican and mobile operations, including the loss on disposition, net of tax, of $3.7 million, as a loss from discontinued operations. The $3.7 million loss in 2004 compares to a $4.6 million loss from such operations in 2003. The prior years’ operating activities for these operations have been reclassified to discontinued operations in the accompanying Consolidated Statements of Operations.
.

CPI CORP.Notes to Consolidated Financial Statements
Sales and operating results for the former Mexican and mobile photography operations included in discontinued operations are presented in the following table:

	Mexican Operation
thousands	2004	2003

Net Sales	$781	$731

Operating loss	$(948)	$(1,319)
Loss on disposition	(2,528)	-
Tax benefit	1,287	462

Net loss from discontinued operations	$(2,189)	$(857)

	Mobile Photography Operation
	2004	2003

Net Sales	$1,020	$1,908

Operating loss	$(1,550)	$(5,823)
Loss on disposition	(921)	-
Tax benefit	914	2,056

Net loss from discontinued operations	$(1,557)	$(3,767)

	Total Discontinued Operations
	2004	2003

Net Sales	$1,801	$2,639

Operating loss	$(2,498)	$(7,142)
Loss on disposition	(3,449)	-
Tax benefit	2,201	2,518

Net loss from discontinued operations	$(3,746)	$(4,624)

CPI CORP.
Notes to Consolidated Financial Statements

The loss on disposition of the former Mexican and mobile photography operations consist of the following costs:

	Non-cash Charges		Accruals/Proceeds		Total Loss on Disposition
thousands	Mexico	Mobile	Mexico	Mobile	Mexico	Mobile

Asset disposals, impairments and write-offs	$2,136	$848	$-	$-	$2,136	$848
Proceeds on sale of assets	-	-	(120)	(94)	(120)	(94)
Lease settlements	-	-	92	-	92	-
Employee severance	-	-	407	154	407	154
Other	-	-	13	13	13	13

Total loss on disposition	$2,136	$848	$392	$73	$2,528	$921

There were no reserve balances related to discontinued operations included in the Company’s Consolidated Balance Sheet as of February 4, 2006 or February 5, 2005.

NOTE 5 - INVENTORIES

Inventories consist of:

thousands	February 4, 2006	February 5, 2005

Raw materials - film, paper, chemicals	$4,110	$3,750
Portraits in process	939	1,555
Finished portraits pending delivery	407	496
Frames and accessories	1,069	1,286
Studio supplies	2,143	2,197
Other	603	1,237

Total	$9,271	$10,521

These balances are net of reserves totaling $337,000 and $142,000 at February 4, 2006 and February 5, 2005, respectively.

NOTE 6 - BORROWINGS

Short-term

There were no short-term borrowings outstanding at February 4, 2006 or February 5, 2005. In the fourth quarter of 2004, the Company terminated its then-existing $7.5 million revolving credit facility, which was used solely to support outstanding letters of credit used in its self-insurance programs. As a result of the termination of the revolving credit facility, the Company deposited $6.2 million in cash as collateral with the bank that issued the outstanding letters of credit. On April 15, 2005, the Company entered into a new $30.0 million (reducing to $25 million in February 2006 and $20 million in February 2007) unsecured bank revolving credit facility (the “Credit Agreement”), scheduled to expire on April 13, 2007 and carrying a variable interest rate charged at either LIBOR or prime rate funds, with an applicable margin added. On May 17, 2005, the Company replaced its outstanding letters of credit with new letters of credit issued under the Credit Agreement thus allowing the Company to reclaim its cash collateral.

CPI CORP.
Notes to Consolidated Financial Statements

Long-term

At February 5, 2005, the Company had a $60.0 million Senior Note Agreement (the "Note Agreement") privately placed with two major insurance companies. The Note Agreement was entered into in June 1997. The notes issued pursuant to the Note Agreement called for annual principal payments beginning in 2001 with the final payment due in 2007. Interest on the notes was payable semi-annually, in June and December, at an average effective fixed rate of 7.46%. Concurrent with the closing of the Credit Agreement, the Company amended its existing Senior Note agreement to allow it to incur additional indebtedness without violating the debt to equity ratio covenant included in the original agreement. The covenants of the amended Senior Note Agreement then principally mirrored those included in the Credit Agreement.

Effective November 30, 2005, the Company amended and restated the Credit Agreement to become a three-year, term and revolving credit facility in an amount up to $43 million, consisting of an $18 million term loan and a $25 million revolving loan with a sub-facility for letters of credit in an amount not to exceed $15 million. The obligations of the Company under the Credit Agreement are secured by (i) a guaranty from certain material direct and indirect domestic subsidiaries of the Company, and (ii) substantially all of the assets of the Company and such subsidiaries. Borrowings and letters of credit under the Credit Agreement bear interest, at the Company’s option, at a variable rate based on either LIBOR or an alternative rate (as described in the Credit Agreement), with an applicable margin added. The revolving loan is charged a non-use fee, which varies based on the Company’s leverage ratio. Unless sooner paid, the outstanding principal balance of the term loan is to be repaid in five equal semi-annual installments beginning June 30, 2006 and a final payment on November 30, 2008. The Credit Agreement and other ancillary loan documents contain terms, provisions and events of default customary for transactions of this type. The proceeds of the term loan were used to repay in full all of the outstanding principal, accrued and unpaid interest and make-whole amount due and owing under the Company’s Senior Note Agreement. In connection with the redemption of the Company’s Senior Notes in the fourth quarter of 2005, the Company recorded a loss from extinguishment of debt consisting of a make-whole fee totaling $457,000 and the write-off of unamortized fees in the amount of $72,000.

On January 25, 2006, the Company amended and restated the Credit Agreement to expand the term loan portion of the Agreement from $18 million to $25 million. Under a best efforts commitment, the Company may further expand the term loan portion of the Agreement up to a total of $40 million in 2006. The incremental $7 million from the funding of the term loan was used along with then-existing cash on hand to purchase shares in the Dutch Auction self-tender offer on February 8, 2006 as described in Note 7.

The Company incurred $1.1 million in issuance costs associated with the Credit Agreement and its amendments. The term loan portion of these costs is being amortized using the effective interest method over the three-year life of the related debt. Fees associated with the revolving portion are being amortized on a straight-line basis over the life of the revolving commitment since there are no borrowings or repayments scheduled.

Restrictive covenants of the Credit Agreement include the maintenance of minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”), minimum funded debt to EBITDA ratio, minimum net worth, as defined and excluding up to $35 million of share repurchases subsequent to November 30, 2005, capital expenditure limits and a minimum fixed charge coverage ratio, as defined. In addition, the Credit Agreement requires the Company to maintain a $1.0 million compensating cash balance, which is classified as Restricted Cash in the accompanying Consolidated Balance Sheets.

CPI CORP.
Notes to Consolidated Financial Statements

Outstanding debt obligations are as follows:

thousands	February 4, 2006	February 5, 2005

Senior notes, net of unamortized issuance costs	$-	$25,630
Term loan portion of the Credit Agreement, net of unamortized issuance costs	24,080	-
Less: current maturities	8,333	8,580
	$15,747	$17,050

As of February 4, 2006, long-term debt maturities for the next three fiscal years are as follows:

thousands

2006	$8,333
2007	8,333
2008	8,334
$25,000
Unamortized issuance costs	920
$24,080

NOTE 7 - STOCKHOLDERS’ EQUITY

Share Repurchase Program

On June 3, 2003, the Board of Directors authorized the Company to repurchase up to 5% of its common shares on the open market from time to time depending on market conditions. Under this authorization, the Company purchased 54,200 shares of stock for $935,000 at an average price of $17.26 during 2003. As of February 4, 2006, the Company had remaining authorization to repurchase 350,843 shares.

In 2004, the Company purchased 406,780 shares of its common stock in a negotiated transaction. The Company paid $14.77 per share, for a total purchase price of $6.0 million.

Effective December 21, 2005, the Company’s Board of Directors authorized the repurchase of up to 1,500,000 shares of its common stock through a Dutch Auction self-tender offer. On February 8, 2006, the Company purchased 1,658,607 shares at $19.50 per share or a total consideration of approximately $32.4 million as a result of the tender offer, which consisted of the 1,500,000 shares CPI offered to purchase in the tender offer and 158,607 shares purchased pursuant to CPI’s right to purchase up to an additional 2% of the outstanding shares as of February 1, 2006. The Company funded the purchase of shares tendered in the tender offer through a combination of cash on hand and $7 million of incremental term loan funds derived from its Credit Agreement. Had the shares from this transaction been deducted from total shares outstanding as of February 2, 2002 (the beginning of fiscal 2003), pro forma diluted earnings (loss) per share would have been $1.03, ($2.97) and $0.19 per share for 2005, 2004 and 2003, respectively.

Shareholder Rights Plan

The Company has a Shareholders Rights Plan ("Rights Plan") under which holders of CPI Corp. common stock after March 2000 are granted a dividend distribution of one right (a "Right") for each share of Company common stock held. Each right entitles stockholders to buy one one-hundredth of a share of Series A Participating Preferred Stock of the Company at an exercise price of $96.00. Each preferred share fraction is designed to be equivalent in voting and dividend rights to one share of common stock.

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

Comprehensive Income and Accumulated Other Comprehensive Loss

The following table shows the computation of comprehensive income (loss):

thousands	2005	2004	2003

Net earnings (loss)	$6,389	$(18,508)	$1,218
Other comprehensive (loss) income:
Foreign currency translation adjustments	947	620	1,668
Minimum pension liability (1)	(1,613)	(1,526)	(564)
Total accumulated other comprehensive (loss) income	(666)	(906)	1,104

Total comprehensive income (loss)	$5,723	$(19,414)	$2,322

(1) Net of tax benefit of $989, $936 and $345 for 2005, 2004 and 2003, respectively.

The following table displays the components of accumulated other comprehensive loss as of February 4, 2006, February 5, 2005 and February 7, 2004:

thousands	2005	2004	2003

Foreign currency translation adjustments	$638	$1,585	$2,205
Minimum pension liability, net of taxes	10,533	8,920	7,394
Accumulated other comprehensive loss	$11,171	$10,505	$9,599

CPI CORP.
Notes to Consolidated Financial Statements

NOTE 8 - OTHER CHARGES AND IMPAIRMENTS

Other charges and impairments recorded as a component of income (loss) from operations included:

thousands	2005	2004	2003

Recorded as a component of income (loss) from operations:
Accruals related to accelerated vesting of supplemental retirement plan benefits and guaranteed bonuses for 2004	$-	$3,656	$-
Impairment charges	567	6,516	-
Reserves for severance and related costs	2,546	3,430	1,346
Pension plan curtailment	-	-	2,385
Consent solicitation costs	-	816	1,663
Production facility closure	-	-	121
Contract terminations and settlements	(346)	1,261	-
	2,767	15,679	5,515
Recorded as a component of other expense following income (loss) from operations:
Impairment and related obligations of preferred security interest	-	9,789	-

Total Other Charges and Impairments	$2,767	$25,468	$5,515

Accelerated Vesting of Supplemental Retirement Plan Benefits and Guaranteed Bonuses for 2004

In the first quarter of 2004, change of control provisions in executive employment contracts were triggered as a result of the change in the composition of the Company’s Board of Directors resulting from the completion of the consent solicitation, which is more fully discussed in Note 3 in the accompanying Notes to Consolidated Financial Statements. As a result, the Company accrued $3.3 million in the first quarter of 2004 related to the accelerated vesting of executives’ benefits covered by the Company’s supplemental retirement plan and $318,000 in 2004 related to guaranteed bonuses provided for in employment contracts for those covered executives whose employment continued with the Company.

Impairment Charges

During 2005, the completion of the U.S. digital conversion necessitated the write-down or write-off of certain parts and film inventories and equipment previously utilized in the analog film environment amounting to a total of $567,000.

During 2004, the Company made a decision to materially alter the in-process technology platform that was to serve as the foundation for the conversion to full digital technology in the portrait studios. As a result of this decision, certain previously capitalized software development costs related to the development of the previous platform that no longer had future utility to the Company were written off resulting in a charge of $3.1 million. Additional strategic decisions were made in 2004 regarding the Company’s technology platform that necessitated the write-off or write-down of certain other technology-related assets to their anticipated fair value, thus resulting in charges totaling $3.4 million.

CPI CORP.
Notes to Consolidated Financial Statements

Reserves for Severance and Related Costs

During 2005 and 2003, the Company recognized $1.0 million and $659,000, respectively, in expense consisting principally of severance pay and supplemental retirement plan benefits related to the early retirement of senior executives. Also in 2005, the Company incurred on-going litigation costs related to the 2004 dismissal of certain former executives totaling $1.4 million and the cost of an executive search for the CEO position totaling $165,000. In 2004, the Company established reserves in the amount of $3.0 million for severance and related costs consisting principally of potential benefits related to severance pay and supplemental retirement plan costs associated with the dismissal of certain executives.

In the 2004 and 2003, a number of support positions in the Company’s corporate headquarters were eliminated resulting in employee severance accruals of approximately $457,000 and $687,000, respectively.

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

Consent Solicitation Costs

During the second half of 2003 and the first quarter of 2004, the Company incurred $1.7 million and $816,000, respectively, of professional services costs related to the then-ongoing consent solicitation. Included in the 2004 costs was $152,000 of total consent-related costs incurred by the Knightspoint Group, which the Company reimbursed.

Production Facility Closure

During 2003, the Company recorded an additional charge of $121,000 relating to the closure of its Las Vegas manufacturing facility that occurred in the fourth quarter of 2002. This charge resulted principally from the Company’s inability to realize the expected sublease income on the facility recorded in 2002 as an offset to the remaining lease obligation accrual.

Contract Termination and Settlements

The net credit in 2005 of $346,000 relates principally to the favorable settlement of a claim resulting in a $400,000 refund related to previously-paid loan commitment fees and costs as is more fully discussed in the following paragraph.

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

CPI CORP.
Notes to Consolidated Financial Statements

During 2004, the Company recorded $961,000 of charges related to early contract terminations and settlements with certain of the Company’s vendors and consultants as a result of strategic decisions to modify such relationships. Included in this amount is an accrual relating to the potential settlement of a compensation claim by a former consultant to the Company, which was subsequently settled in 2005 for $250,000. This former consultant is a relative of the Company’s Chairman of the Board.

Impairment and Related Obligations of Preferred Security Interest

The impairment and related obligations of preferred security interest represents charges recorded in 2004 related to an investment in and operating lease guarantees associated with the Company’s former Wall Décor Segment, Prints Plus, totaling $9.8 million. These charges were necessitated by the significant deteriorating financial performance of Prints Plus during the third quarter of 2004 and are more fully discussed in Note 13.

CPI CORP.
Notes to Consolidated Financial Statements

The following is a summary of the 2004 and 2005 activity in the reserves established in connection with the Company’s restructuring and other initiatives:

						Reclassify to
			Asset			Supplemental
thousands	Reserve Balance	2004	Write-Downs/	Cash	Reclassify to Accrued	Retirement Plan	Reserve Balance
	Feb. 7, 2004	Charges	Impairments	Payments	Severance	Obligations	Feb. 5, 2005
Recorded as a component of income (loss) from operations:
Accruals related to accelerated vesting of supplemental retirement plan benefits and guaranteed bonuses for 2004	$-	$3,656	$-	$-	$(1,326)	$(2,012)	$318
Impairment charges	-	6,516	(6,516)	-	-	-	-
Reserves for severance and related costs	816	3,430	-	(1,269)	1,326	-	4,303
Consent solicitation costs	467	816	-	(1,283)	-	-	-
Production facility closure	214	-	-	(181)	-	-	33
Contract terminations and settlements	-	1,261	-	(981)	-	-	280
	1,497	15,679	(6,516)	(3,714)	-	(2,012)	4,934
Recorded as a component of other expense following income (loss) from operations:
Impairment and related obligations of preferred security interest	1,000	9,789	(7,689)	-	-	-	3,100

Total Other Charges and Impairments	$2,497	$25,468	$(14,205)	$(3,714)	$-	$(2,012)	$8,034

thousands	Reserve		Asset
	Balance	2005 Charges	Write-Downs/		Receipts from	Reserve Balance
	Feb. 5, 2005	(Credits)	Impairments	Cash Payments	Settlements	Feb. 4, 2006
Recorded as a component of income (loss) from operations:
Reserves for severance, executive retirements/
repositioning and related costs	$4,303	$2,546	$-	$(6,306)	$-	$543

Accruals related to accelerated vesting of supplemental retirement plan benefits and guaranteed bonuses	318	-	-	(318)	-	-
Impairment charges	-	567	(567)	-	-	-
Contract terminations and settlements	280	(346)	-	(332)	400	2
Production facility closure	33	-	-	(33)	-	-
	4,934	2,767	(567)	(6,989)	400	545
Recorded as a component of other expense following income (loss) from operations:
Impairment and related obligations of preferred security interest	3,100	-	-	(470)	-	2,630

Total Other Charges and Impairments	$8,034	$2,767	$(567)	$(7,459)	$400	$3,175

The remaining reserves related to severance, executive retirements/repositioning and related costs are expected to be paid or settled principally in 2006. The reserves relating to the Company’s guarantee of certain retail store leases of Prints Plus are expected to be paid or settled during 2006.

CPI CORP.
Notes to Consolidated Financial Statements

NOTE 9 - STOCK-BASED COMPENSATION PLANS

As of February 4, 2006, the Company offers a stock option and restricted stock plan, both of which have been approved by the Company’s shareholders. Expenses recognized for 2005, 2004 and 2003 with respect to the Restricted Stock Plan were $811,000, $190,000 and $12,000, respectively. In 2005, the term to exercise a stock option grant was extended for a retiring executive. The $176,500 of expense related to this extension was recorded in other charges and impairments along with the related additional separation costs incurred. In 2004 and 2003, no expenses were recognized for the Stock Option Plan.

The following descriptions reflect pertinent information with respect to the individual plans:

Stock Option Plan

The Company has an amended and restated non-qualified stock option plan, under which certain officers and key employees may receive options to acquire shares of the Company’s common stock. Awards of stock options and the terms and conditions of such awards are subject to the discretion of the Compensation Committee of the Board of Directors, all of whom are independent directors. A total of 1,700,000 shares have been authorized for issuance under the plan. Options generally vest over four years and become exercisable over the vesting period, or at the end of the vesting period. Options generally expire in six to eight years.

In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions listed in the following table. Assumptions for 2005 apply only to the option term that was extended in 2005 as all other outstanding options vested prior to the beginning of fiscal 2005 and no additional options were granted during 2005.

	2005	2004	2003
Dividend yield	3.6%	2.9%	3.4%-4.6%
Stock volatility factor	31.0%	24.0%	35.1%
Risk-free interest rate	3.0%	3.0%	3.0%
Expected life of options	1 year	8 years	8 years

CPI CORP.
Notes to Consolidated Financial Statements

Changes in stock options are as follows:

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Balance at beginning of year	229,470	$19.28	530,206	$19.17	1,066,713	$24.60
Granted	-	-	4,968	22.14	83,240	14.44
Cancelled or expired	(45,464)	23.73	(239,259)	20.76	(596,526)	28.36
Exercised	(57,986)	14.18	(66,445)	13.29	(23,221)	15.57
End of year balance	126,020	$20.02	229,470	$19.28	530,206	$19.17

Reserved for future grant at year-end	966,706
Exercisable	126,020	$20.02	229,470	$19.28	267,770	$22.74
Fair value of options granted during the year				$4.29		$3.66

The following table summarizes information about stock options outstanding at February 4, 2006:

	Options Outstanding and Exercisable

		Weighted-Average
		Remaining Contractual	Weighted-Average
Range of Exercise Prices	Shares	Life (Years)	Exercise Price

$12.96 - $13.99	32,212	4.76	$13.01
$16.50 - $20.45	38,498	3.61	17.47
$24.87 - $25.94	55,310	0.39	25.88

Total	126,020	2.49	$20.02

Restricted Stock Plan

The Company has an amended and restated restricted stock plan that has 250,000 shares of common stock reserved for issuance to key employees and members of the Board of Directors. During 2005 and 2004, the stockholders approved additional shares to be reserved for issuance under the plan of 200,000 and 100,000, respectively. Restricted stock is valued based on the fair market value of the Company's common stock on the grant date and the value is amortized over the vesting period.

On April 14, 2005, the Board of Directors approved a grant of 17,281 shares of unrestricted stock and 17,281 shares of restricted stock to its Chairman of the Board who had been acting in an executive officer capacity since October 6, 2004, when the Company formed its Office of the Chief Executive. The fair value of these awards on the date of grant was $519,122, $176,452 of which represented compensation for fiscal 2004 and the remainder was recorded as compensation expense in 2005. As of May 5, 2005, members of the Board of Directors were awarded 13,122 shares of restricted stock with a grant-date value of $224,649, which became fully vested on February 4, 2006.

CPI CORP.
Notes to Consolidated Financial Statements

	2005		2004		2003
	Shares	Grant-date Value	Shares	Grant-date Value	Shares	Grant-date Value
Nonvested stock, beginning of year	5,205	$13.45	577	$14.37	1,410	$14.37
Granted	64,730	16.67	5,205	13.45	-	-
Vested	(37,396)	16.02	(577)	14.37	(833)	14.37
Forfeited	(2,812)	13.66	-	-	-	-
Nonvested stock, end of year	29,727	$17.20	5,205	$13.45	577	$14.37

Reserved for future grant at year-end	267,853

Stock-based compensation expense related to restricted stock		$727,532		$13,803		$11,975

The weighted average remaining vesting period of nonvested stock as of February 4, 2006 is 1.78 years.

NOTE 10 - EMPLOYEE BENEFIT PLANS

Expenses for retirement and savings-related benefit plans were as follows:

thousands	2005	2004	2003

Profit sharing	$506	$405	$659
Pension plan expense	1,412	1,211	1,764
Pension plan curtailment loss	-	-	2,385
Supplemental retirement plan expense	280	841	1,545
Supplemental retirement plan expense -
accelerated vesting from change of control	-	3,338	-
Supplemental retirement plan curtailment loss	-	-	58
Total	$2,198	$5,795	$6,411

Profit Sharing

Under the Company’s profit-sharing plan, as amended and restated, eligible employees may elect to invest from 1% to 25% of their base compensation in a trust fund, the assets of which are invested in securities other than Company stock. The Company matches at 50% of the employees’ investment contributions, up to a maximum of 5% of the employees’ compensation. The Company's matching contributions are made in shares of its common stock which vest incrementally at 20% per year of service or 100% once an employee has five years of service with the Company. Expenses related to the profit-sharing plan are accrued in the year to which the awards relate, based on the fair market value of the Company's common stock to be issued, determined as of the date earned. The Company provided 32,693, 27,047 and 47,699 shares to satisfy its obligations under the plan for 2005, 2004 and 2003, respectively, and recognized $506,000, $405,000 and $659,000 in expenses relating to the awards during those same time periods.

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

CPI CORP.
Notes to Consolidated Financial Statements

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

The Company seeks to maximize returns and minimize risk of the plan’s investment portfolio by diversifying the risks of the portfolio over many different industries and sectors. The targeted allocations are indicated below. The Company’s pension plan weighted average asset allocations at December 31, 2005 and December 31, 2004, by asset category, are as follows:

		Plan Assets at December 31
	Target
Asset Category	Allocation	2005	2004
Equity securities	60%	63%	61%
Debt securities	40%	37%	39%
Total	100%	100%	100%

The Company uses a variety of outside sources to determine the overall expected long-term rate of return on plan assets. The expectation is created based on the asset allocation assumptions noted and the selection of the most efficient blend of returns and risk characteristics. In developing this rate, assumptions were made about the number of asset classes used, expected return of each class, the associated risk inherent in the asset class and the correlation between the asset classes.

The Company also maintains a noncontributory defined benefit plan providing supplemental retirement benefits for certain current and former key executives. The cost of providing these benefits is accrued over the remaining expected service lives of the active plan participants. Net supplemental retirement benefit costs for 2005, 2004 and 2003 were $280,000, $524,000 and $1.6 million, respectively. The supplemental retirement plan is unfunded and as such does not have a specific investment policy or long-term rate of return assumptions. However, certain assets will be used to finance these future obligations and consist of investments in a Rabbi Trust amounting to $3.7 million and $6.1 million at February 4, 2006 and February 5, 2005, respectively. In 2006, the Company expects to pay approximately $290,000 of scheduled supplemental retirement plan benefit payments from the assets of the Rabbi Trust.

The measurement dates for the pension and supplemental executive retirement plans are December 31, 2005 and December 31, 2004, which correlate to the Company’s fiscal years ended February 4, 2006 and February 5, 2005, respectively.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension	Supplemental
thousands	Benefits	Benefits

2006	$2,000	$290
2007	2,100	290
2008	2,200	180
2009	2,400	150
2010	2,600	250
2011-2015	13,500	750

CPI CORP.
Notes to Consolidated Financial Statements

The Company contributed $2.1 million to its pension plan in 2005, but does not expect to contribute to the pension plan in 2006.

The following table summarizes benefit obligation and plan asset activity for the retirement plans:

	Defined Benefit Plans
thousands	Pension Plan		Supplemental Retirement Plan

	2005	2004	2005	2004

Projected benefit obligation
Benefit obligation at beginning of year	$49,898	$45,307	$4,491	$4,428
Service cost	468	745	112	190
Interest cost	2,796	2,702	249	358
Actuarial losses (gains)	1,858	2,785	(86)	(988)
Benefit payments	(2,072)	(1,641)	(989)	(2,833)
Plan amendments	-	-	-	247
Change of control - accelerated vesting	-	-	-	3,089

Benefit obligation at end of year (1) (2)	$52,948	$49,898	$3,777	$4,491

Fair value of plan assets
Fair value at beginning of year	$32,412	$31,546	$-	$-
Actual return on plan assets	1,403	2,507	-	-
Employer contributions (3)	2,050	-	989	2,833
Benefit payments	(2,072)	(1,641)	(989)	(2,833)

Fair value at end of year	$33,793	$32,412	$-	$-

Funded status
Funded status at end of year	$(19,155)	$(17,486)	$(3,777)	$(4,491)
Unrecognized prior service cost	177	221	184	215
Unrecognized net loss (gain)	18,305	15,954	(530)	(556)

Net amount recognized	$(673)	$(1,311)	$(4,123)	$(4,832)

Components of consolidated balance sheet
Accrued benefit liability	$(17,810)	$(15,890)	$(4,123)	$(4,832)
Intangible asset	177	221	-
Accumulated other comprehensive loss	16,960	14,358	-	-

Net amount recognized	$(673)	$(1,311)	$(4,123)	$(4,832)

(1)	At February 4, 2006 and February 5, 2005, the accumulated benefit obligation for the pension plan was $51.6 million and $48.3 million, respectively.
(2)	At February 4, 2006 and February 5, 2005, the accumulated benefit obligation for the supplemental retirement plan was $3.7 million and $4.4 million, respectively.
(3)
For the supplemental retirement plan for the fiscal years ended February 4, 2006 and February 5, 2005, the employer contributions were financed through the liquidation of investments in the Company’s Rabbi Trust.

CPI CORP.
Notes to Consolidated Financial Statements

The following table sets forth the components of net periodic benefit cost for the retirement plans:

	Pension Plan			Supplemental Retirement Plan
thousands	2005	2004	2003	2005	2004	2003

Components of net periodic benefit cost
Service cost	$468	$745	$1,520	$112	$190	$462
Interest cost	2,796	2,702	2,626	249	358	410
Expected return on plan assets	(2,831)	(2,934)	(3,078)	-	-	-
Amortization of transition obligation	-	-	-	-	-	71
Amortization of prior service cost	44	44	441	31	31	-
Amortization of net (gain) loss	935	654	255	(18)	-	17
Change of control - accelerated vesting	-	-	-	-	3,089	-
Net (gain) loss due to settlements	-	-	-	(94)	31	372
Curtailment reduction in transition obligation	-	-	-	-	480	213

Net periodic benefit cost	1,412	1,211	1,764	280	4,179	1,545
Curtailment loss	-	-	2,385	-	-	58

Net periodic benefit cost after curtailment loss	$1,412	$1,211	$4,149	$280	$4,179	$1,603

The following table sets forth the weighted-average plan assumptions and other data:

	Pension Plan			Supplemental Retirement Plan
	2005	2004	2003	2005	2004	2003

Weighted-average assumptions used to determine
benefit obligations at fiscal year end
Discount rate	5.50%	5.75%	6.00%	5.50%	5.75%	6.00%
Rate of increase in future compensation	3.75%	3.75%	3.75%	2.00%	2.00%	4.00%
Weighted-average assumptions used to determine
net periodic benefit cost
Discount rate	5.75%	5.75%	6.50%	5.75%	6.00%	6.50%
Expected long-term return on plan assets	8.50%	8.75%	8.75%	N/A	N/A	N/A
Rate of increase in future compensation	3.75%	3.75%	4.00%	2.00%	4.00%	4.00%

The following table provides the required information for the pension plan and supplemental retirement plan as in both cases benefit obligations are in excess of plan assets:

thousands	Pension Plan		Supplemental Retirement Plan
	2005	2004	2005	2004

Projected benefit obligation	$52,948	$49,898	$3,777	$4,491
Accumulated benefit obligation	51,603	48,303	3,681	4,351
Fair value of plan assets	33,793	32,412	-	-

CPI CORP.
Notes to Consolidated Financial Statements

The Company also maintains a noncontributory pension plan that covers all Canadian employees meeting certain service requirements. The plan provides pension benefits based on an employee’s length of service and annual compensation earned. As of February 28, 2005, the Company amended its plan to implement a freeze of future benefit accruals, except for certain employees who were both over 50 years of age and had ten or more years of service with the Company on that date. The Company contributed approximately $248,000 and $385,000 to this retirement plan in calendar 2005 and 2004, respectively. Plan assets were $2.1 million as of December 31, 2005 and $1.7 million as of December 31, 2004, and consisted of several Canadian equity and fixed income funds and a global equity fund. No liability is reflected in the Company’s consolidated financial statements as the plan is fully funded.

NOTE 11- INCOME TAXES

The total income tax provision (benefit) is summarized in the following table:

thousands
	2005	2004	2003
Total income tax provision (benefit)
Continuing operations	$4,388	$(2,189)	$3,183
Discontinued operations	-	(2,201)	(2,518)
Total income tax provision (benefit)	$4,388	$(4,390)	$665

The components of income tax provision (benefit) from continuing operations were:

thousands
	2005	2004	2003
Federal
Current	$1,631	$2,801	$2,841
Deferred	1,793	(5,121)	104
Federal income tax	3,424	(2,320)	2,945

State
Current	51	276	100
Deferred	375	(648)	423
State income tax	426	(372)	523

Foreign
Current	353	387	-
Deferred	185	116	(285)
Foreign income tax	538	503	(285)

Total income tax provision (benefit)	$4,388	$(2,189)	$3,183

CPI CORP.
Notes to Consolidated Financial Statements

A reconciliation of expected income tax expense at the federal statutory rate of 34% to the Company’s applicable income tax expense (benefit) follows:

thousands	2005	2004	2003

Tax at statutory rate	$3,664	$(5,763)	$3,068
State income tax, at statutory rate, net of federal tax expense (benefit)	281	(246)	434
Tax effect of:
Nondeductible expenses	158	270	123
Tax credits and exclusions	(381)	(562)	(384)
Officers life insurance	-	784	(110)
Valuation allowance	(289)	3,296	-
Foreign taxes	372	308
Tax settlements	376	(228)	-
Tax on earnings repatriation	242	-	-
Tax benefit of foreign tax deduction	(35)	(48)	-
Other items	-	-	52
Applicable income taxes (benefit)	$4,388	$(2,189)	$3,183

In preparing its tax return, the Company is required to interpret complex tax laws and regulations and utilize income and cost allocation methods to determine its taxable income. On an ongoing basis, the Company is subject to examination by federal, state and foreign taxing authorities that may give rise to differing interpretations of the complex laws, regulations and methods. During fiscal 2005, the Company finalized the federal tax examination for fiscal years ending February 2001 through February 2003. Other than an interest accrual adjustment attributable to a change in timing, the federal tax examination settlement approximated amounts accrued in 2004. Ongoing examinations by various state taxing authorities date back to February 7, 1998. At February 4, 2006, the Company believes that the aggregate amount of any additional tax liabilities that may arise from examinations by taxing authorities, if any, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

Deferred income tax assets and liabilities reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for the same items for income tax reporting purposes.

CPI CORP.
Notes to Consolidated Financial Statements

The components of the Company’s net deferred tax assets as of February 4, 2006 and February 5, 2005 were:

thousands	2005	2004

Deferred tax assets
Federal, state and foreign operating and capital loss carryforwards	$11,718	$15,659
Pension and supplemental retirement benefits	8,008	7,568
Reserves, principally due to accrual for financial reporting purposes	4,128	5,527
Revenue recognition, principally due to SAB 101	759	773
Federal and foreign tax credit carry forwards	3,229	3,475

Gross deferred tax assets	27,842	33,002

Deferred tax liabilities

Property and equipment, principally due to differences in depreciation	(5,470)	(8,697)
Other	(87)	(87)

Gross deferred tax liabilities	(5,557)	(8,784)

Valuation allowance	(2,660)	(3,689)

Net deferred tax asset	$19,625	$20,529

As of February 4, 2006, the Company had available approximately $21.9 million in U.S. federal net operating loss carryforwards, which expire beginning in 2023 and $7.0 million in capital loss carryforwards, which expire in 2009. The Company had net operating loss carryforwards for state tax purposes and Canadian purposes of approximately $29.0 million and $2.8 million, respectively, which begin to expire in 2008 and 2010, respectively. The Company also has alternative minimum tax credit carryforwards of approximately $305,000. Also, during 2005 the Company elected to deduct previously recorded foreign tax credit carryforwards of approximately $1.0 million, removing the valuation allowance previously recorded. The Company has General Business Tax Credit carryforwards totaling $2.9 million which expire in tax years 2022 through 2025.

The Company regularly assesses the likelihood that deferred tax assets will be recovered through future taxable income. To the extent the Company believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. As of February 5, 2005, the Company had a valuation allowance of approximately $3.7 million. During 2005, the Company elected to deduct rather than credit foreign taxes, resulting in a net benefit of $289,000. The election also resulted in the reduction of the deferred tax asset related to foreign taxes and the related valuation allowance of $740,000. As of February 4, 2006, the Company had a valuation allowance of approximately $2.7 million to offset deferred tax assets related to capital loss carryforwards. It is management’s belief that the remaining deferred tax asset meets the criteria for realization, including the existence of a history of taxes paid sufficient to support the realization of deferred tax assets.

The American Jobs Creation Act (“AJCA”) which was enacted on October 22, 2004 created a temporary incentive for U.S. multinationals to repatriate accumulated earnings outside the United States by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.  The Company elected to apply this provision to qualifying earnings repatriations in fiscal 2005 providing taxes of approximately $472,000.

At February 4, 2006, approximately $3.3 million of foreign subsidiary net earnings was considered permanently invested in those businesses. This declined $5.3 million compared to February 5, 2004 due to the repatriation of foreign earnings under the AJCA described above. U.S. income taxes have not been provided for such unrepatriated earnings. It is not practicable to determine the amount of unrecognized deferred tax liabilities associated with such unrepatriated earnings.

CPI CORP.
Notes to Consolidated Financial Statements

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases various premises and equipment under noncancellable operating lease agreements with initial terms in excess of one year and expiring at various dates through fiscal year 2010. The leases generally provide for the lessee to pay maintenance, insurance, taxes and certain other operating costs of the leased property. In addition to the minimum rental commitments, certain of these operating leases provide for contingent rentals based on a percentage of revenues in excess of specified amounts.

Rental expense during 2005, 2004, and 2003 on all operating leases was $1.4 million, $1.8 million and $1.9 million, respectively.

Minimum rental payments under operating leases with initial terms in excess of one year at February 4, 2006, are as follows:

2006	$1,178
2007	774
2008	343
2009	201
2010	74

Total minimum payments	$2,570

Standby Letters of Credit

As of February 4, 2006, the Company had standby letters of credit outstanding in the principal amount of $6.3 million primarily used in conjunction with the Company’s self-insurance programs. On May 17, 2005, the Company replaced its then-outstanding letters of credit with new letters of credit issued under the Company’s new Credit Agreement. Accordingly, the restricted cash, which had been deposited as cash collateral as of February 5, 2005, has been returned to the Company to be used for general corporate purposes.

Purchase Commitments

As of February 4, 2006, the Company had outstanding purchase commitments for goods and services of $4.3 million.

Contingent Lease Obligations

In July 2001, the Company announced the completion of the sale of its Wall Décor segment, which included the ongoing guarantee of certain operating real estate leases of Prints Plus. As of February 4, 2006, the maximum future obligation to the Company under its guarantee of remaining leases is $2.6 million. To recognize the risk associated with these leases based upon the Company’s past experience with renegotiating lease obligations and the significant deterioration in the financial performance of Prints Plus, including its bankruptcy filing, all of which is more fully described in Note 13 to the Consolidated Financial Statements, the Company has recorded lease obligation reserves totaling $2.6 million at February 4, 2006. Based on the progress of the bankruptcy case to-date and the continued operations of selected locations of Prints Plus, the Company believes that the $2.6 million reserve is adequate to cover the potential losses to be realized under the Company’s operating lease guarantees.

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

The Contingent Payments are triggered only if the Company operates more than 24 domestic non-Sears portrait studios and the rate of growth in total contractual commissions paid to Sears by the Company under the pre-existing agreement does not exceed Sears’ same-store revenue growth rate by specified percentages, up to a maximum of 2%. If both of the above mentioned conditions occur, the Contingent Payments are determined by a formula included in the amendment to the agreement, however, in no event shall such payments exceed $2.5 million annually or $7.5 million cumulatively through 2008, the remaining term of the current agreement. No domestic non-Sears portrait studios were opened in 2005, 2004 or 2003 and thus no Contingent Payments were made in any of the years.

Legal Proceedings

The Company is a defendant in various lawsuits arising in the ordinary course of business. Legal costs related to contingent liabilities are accrued as service is provided. It is the opinion of management that the ultimate liability, if any, resulting from such lawsuits will not materially affect the consolidated financial position or results of operations of the Company.

NOTE 13 - ASSETS OF BUSINESS TRANSFERRED UNDER CONTRACTUAL ARRANGEMENTS

Since the completion of the sale of its former Wall Décor segment (Prints Plus) in 2001 to Prints Plus’ former management, the Company has had a continuing financial interest in Prints Plus. This continuing financial interest was represented by a preferred security carrying a 9% annual interest rate, a secured revolving line of credit to Prints Plus and operating lease guarantees related to certain of Prints Plus’ retail store locations.

The Preferred Security was initially valued at $11.0 million at the date of the sale of Prints Plus and through voluntary redemptions had been paid down to $7.0 million prior to November 13, 2004. The amount advanced under its secured revolving line of credit was paid in full during the fourth quarter of 2004 and the underlying agreement was terminated. The operating performance of Prints Plus significantly deteriorated during its quarter ended November 13, 2004 and subsequent thereto. As a result, during 2004, the Company recorded an impairment reserve consisting of the remaining carrying value of the Preferred Security ($7.0 million), the related accrued interest ($689,000) and additional reserves for ongoing guarantees of certain of Prints Plus’ operating leases ($2.1 million). The Company continues to fully reserve all accrued interest due from Prints Plus on its Preferred Security. During 2005, certain lease guarantees were settled for $470,000. As of February 4, 2006, the maximum future obligations to the Company under it lease guarantees is $2.6 million, before any landlord negotiations or subleasing. Accordingly, as of February 4, 2006, the Company has recorded an impairment reserve of approximately $8.3 million related to the Preferred Security and related interest and $2.6 million in accrued lease liability obligations relating to its lease guarantees.

During the Company’s 2004 fourth quarter, Prints Plus filed a voluntary petition for relief in the United States Bankruptcy Court for the District of Massachusetts (the “Bankruptcy Court”) under Chapter 11 of the United States Bankruptcy Code. At February 4, 2006, based upon an analysis of the Company’s exposure under the operating lease guarantees, taking into account the progress of the bankruptcy case to date including those leases rejected in bankruptcy, the Company believes it has accrued sufficient liabilities for obligations under these operating leases.

In conjunction with the above-mentioned reorganization efforts, on February 28, 2006, Prints Plus (the “Debtor”) filed a disclosure statement and proposed plan of reorganization with the Bankruptcy Court. On April 7, 2006 they filed amendments to those documents (the “Plan Documents”). In the Plan Documents, the Debtor states that the Debtor and its bankruptcy estate may have potential claims against the Company under Chapter 5 of the United States Bankruptcy Code (the “Alleged Claims” or the “Unasserted Claims”). The Plan Documents do not specify the precise nature of the Alleged Claims, nor do they specify a particular amount of liability associated with the Alleged Claims. To date, the Debtor has not filed any complaint or other pleadings against the Company with respect to the Alleged Claims. The Bankruptcy Court has not ruled on the Plan Documents, nor has the Bankruptcy Court addressed the Alleged Claims. Based upon consultation with the Company’s bankruptcy counsel, management believes the potential Alleged Claims are without merit and intends to vigorously defend any claims, if ultimately asserted. It is the opinion of management that the ultimate liability, if any, resulting from the Unasserted Claims, if asserted, will not materially affect the consolidated financial position or results of operations of the Company. As a result of the uncertainty regarding the amount of any claim, if asserted, and the potential outcome of this matter, no additional provision has been made in the financial statements with respect to these Unasserted Claims.

NOTE 14- FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Current Assets and Current Liabilities

Excluding deferred tax assets, the carrying amounts approximate fair value at February 4, 2006 and February 5, 2005 due to the short maturity of these financial instruments.

Deferred Tax Assets, Customer Deposit Liability and Other Long-Term Liabilities

For these financial instruments, fair market value is not practicable to estimate for the following reasons:

Deferred tax assets reverse over a variety of years and reversal periods are subject to future income levels. These assets are recorded at the ultimate anticipated cash inflow, without regard to the time value of money.

Other assets, customer deposit liability and other long-term liabilities are due in periods that exceed one year and are not traded instruments. These instruments are recorded at the ultimate anticipated cash value, without regard to the time value of money. Exceptions include the long-term pension asset, which is incorporated in the discussion in Note 10.

Property and Equipment

These assets have been purchased and held over varying timeframes, some are customized for our own use and resale values for such used items are not readily available. The recorded value of these instruments is discussed in Note 1.

Other Investments-Supplemental Retirement Plan

This investment is recorded based on valuation reports for the related Rabbi Trust, which approximate fair value.

Long-Term Debt

As of February 4, 2006, the Company’s long-term debt bears a rate of interest that varies with the market. Accordingly, the fair market value is estimated to approximate the recorded value of this instrument.

As of February 5, 2005, the fair value of the Company’s long-term debt (then a fixed rate instrument) was estimated based on quoted market prices for similar debt issues with similar remaining maturities. On February 5, 2005, the carrying value and estimated fair market value of the Company’s long-term debt was $25.7 million and $26.8 million, respectively.

CPI CORP.
Notes to Consolidated Financial Statements

NOTE 15 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

thousands, except per share data
		QUARTER ENDED:
FISCAL YEAR 2005	April 30, 2005	July 23, 2005	November 12, 2005	February 4, 2006
	(12 weeks)	(12 weeks)	(16 weeks)	(12 weeks)
Net sales	$55,804	$54,724	$78,470	$102,985
Gross margin	48,339	46,844	68,637	93,033

Net (loss) earnings	(2,058)	(3,017)	(3,098)	14,561

Net (loss) earnings per share - diluted	$(0.26)	$(0.38)	$(0.39)	$1.84

Net (loss) earnings per share - basic	$(0.26)	$(0.38)	$(0.39)	$1.85

Weighted average number of common and equivalent shares - diluted	7,810	7,850	7,871	7,905
Weighted average number of common and equivalent shares - basic	7,810	7,850	7,871	7,880

	QUARTER ENDED:
FISCAL YEAR 2004	May 1, 2004	July 24, 2004	November 13, 2004	February 5, 2005
	(12 weeks)	(12 weeks)	(16 weeks)	(12 weeks)
Net sales	$54,925	$48,621	$78,821	$99,498
Gross margin	47,234	41,950	68,245	87,537
Net (loss) earnings from continuing operations	(7,649)	(6,519)	(13,438)	12,844
Net loss from discontinued operations	(1,149)	(2,588)	(6)	(3)
Net (loss) earnings	(8,798)	(9,107)	(13,444)	12,841

Net (loss) earnings per share from continuing operations - diluted	$(0.95)	$(0.82)	$(1.73)	$1.65
Net loss per share from discontinued operations - diluted	$(0.14)	$(0.32)	$-	$-
Net (loss) earnings per share - diluted	$(1.09)	$(1.14)	$(1.73)	$1.65

Net (loss) earnings per share from continuing operations - basic	$(0.95)	$(0.82)	$(1.73)	$1.66
Net loss per share from discontinued operations - basic	$(0.14)	$(0.32)	$-	$-
Net (loss) earnings per share - basic	$(1.09)	$(1.14)	$(1.73)	$1.66

Weighted average number of common and equivalent shares - diluted	8,101	7,988	7,752	7,797
Weighted average number of common and equivalent shares - basic	8,101	7,988	7,752	7,759

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended, Rules 13a-15(e) and 15d-15(e)) were effective to ensure that information required to be disclosed by the Company (including its consolidated subsidiaries) in the reports that the Company files or submits under the Securities Exchange Act of 1934 were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief financial officer, as appropriate, to allow timely decisions regarding financial disclosures.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

CPI’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our internal control system was designed to provide reasonable assurance to CPI's management and board of directors regarding the preparation and fair presentation of published financial statements. CPI’s management has assessed the effectiveness of our internal control over financial reporting as of February 4, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on management’s assessment utilizing these criteria we believe that, as of February 4, 2006, our internal control over financial reporting was effective. Our independent auditors, KPMG LLP have audited management's assessment of our internal control over financial reporting as stated in their report on page 71.

Report of Independent Registered Public Accounting Firm

The Board of Directors
CPI Corp.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that CPI Corp. (the Company) maintained effective internal control over financial reporting as of February 4, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of February 4, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 4, 2006, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of February 4, 2006 and February 5, 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended February 4, 2006, and our report dated April 18, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
____________
KPMG LLP

St. Louis, Missouri
April 18, 2006

Item 9B.    Other Information

           Not Applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information required under this Item will be contained in the Registrant's 2005 Proxy Statement to be filed with the SEC within 120 days of the end of the Registrant's fiscal year 2005 and is incorporated herein by reference and will be delivered to stockholders in connection with the Annual Shareholders meeting to be held on June 7, 2006.

The Company has adopted a Corporate Governance Code of Business Conduct and Ethics applicable to all employees, officers and directors. This code is applicable to senior executive officers including the principal executive officer, principal financial officer and principal accounting officer of the Company. The Company’s Corporate Governance Code of Business Conduct and Ethics is available on the Company’s website at www.cpicorp.com. The Company intends to post on its website any amendments to, or waivers from its Corporate Governance Code of Business Conduct and Ethics applicable to senior executive officers. The Company will provide stockholders with a copy of its Corporate Governance Code of Business Conduct and Ethics without charge upon written request directed to the Company’s Secretary at the Company’s address set forth on the cover page of this Annual Report on Form 10-K.

Item 11.  Executive Compensation

Information required under this Item will be contained in the Registrant's 2005 Proxy Statement to be filed with the SEC within 120 days of the end of the Registrant's fiscal year 2005 and is incorporated herein by reference and will be delivered to stockholders in connection with the Annual Shareholders meeting to be held on June 7, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of February 4, 2006 regarding the number of shares of common stock that were issuable under the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	126,020	$20.02	1,243,998 (1)

Equity compensation plans not approved by security holders (2)	0	0	80,232 (3)

Total	126,020	$20.02	1,324,230

(1)
Includes 966,706 shares reserved for issuance under the Company’s stock option plan, 267,853 shares reserved for issuance under the Company’s restricted stock plan and 9,439 shares reserved for issuance under the Company’s employees’ profit sharing plan.

(2)
The only plan not approved by security holders is the Company’s stock bonus plan. This plan was enacted in fiscal 1982 and is no longer active. The remaining awards granted under this plan vested in fiscal 2003.

(3)	Represents 80,232 shares reserved for issuance under the Company’s inactive stock bonus plan.

Item 13.  Certain Relationships and Related Transactions

Information required under this Item will be contained in the Registrant's 2005 Proxy Statement to be filed with the SEC within 120 days of the end of the Registrant's fiscal year 2005 and is incorporated herein by reference and will be delivered to stockholders in connection with the Annual Shareholders meeting to be held on June 7, 2006.

Item 14.  Principal Accounting Fees and Services

Information required under this Item will be contained in the Registrant's 2005 Proxy Statement, to be filed with the SEC within 120 days of the end of the Registrant's fiscal year 2005 and is incorporated herein by reference and will be delivered to stockholders in connection with the Annual Shareholders meeting to be held on June 7, 2006.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)    CERTAIN DOCUMENTS FILED AS PART OF FORM 10-K

(1.)	FINANCIAL STATEMENTS		PAGES
	-	Report of Independent Registered Public Accounting Firm	33
	-	Consolidated Balance Sheets as of February 4, 2006 and February 5, 2005	34-35
	-	Consolidated Statements of Operations for the fiscal years ended February 4, 2006, February 5, 2005 and February 7, 2004	36
	-	Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended February 4, 2006, February 5, 2005 and February 7, 2004	37
	-	Consolidated Statements of Cash Flows for the fiscal years ended February 4, 2006, February 5, 2005 and February 7, 2004	38-40
	-	Notes to Consolidated Financial Statements	41-69

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

(a) EXHIBIT INDEX
EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

(3.1)	Articles of Incorporation of the Company, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 1989 on Form 10-K, Exhibit 3.1, filed 4/30/90.

(3.2)	Amended and Restated Bylaws of the Company.

(4.1)	Form of Rights Agreement, Dated as of March 13, 2000 between CPI Corp. and Harris Trust and
Savings Bank, incorporated by reference to CPI Corp.'s Form 8-A, Exhibit 4.5, dated March 14, 2000

(10.1)	License Agreement Sears, Roebuck & Co.dated 1/1/99, incorporated by reference to CPI Corp.'s
Annual Report for fiscal year 1998 on Form 10-K, Exhibit 10.28, filed 5/5/99.

(10.2)	Second Amendment dated 11/10/99 to License Agreement Sears, Roebuck & Co., incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 5.1, filed 12/23/99.

(10.3)	License Agreement Sears, Roebuck & Co. (Off Mall) dated 1/1/99, incorporated by reference to
CPI Corp.'s Annual Report for fiscal year 1998 on Form 10-K, Exhibit 10.29, filed 5/5/99.

(10.4)	Second Amendment dated 11/10/99 to License Agreement Sears, Roebuck & Co. (Off Mall),
incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 5.2, filed 12/23/99.

(10.5)	License Agreement Sears, Roebuck De Puerto Rico, Inc. dated 1/1/99, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 1998 on Form 10-K, Exhibit 10.30, filed 5/5/99.

(10.6)	Development and License Agreement dated 1/31/01 between Sears, Roebuck and Co. and Consumer
Consumer Programs, Incorporated, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2000 on Form 10-K, Exhibit 10.15, filed 5/3/01.

(10.7)*	Employment Contract Jane E. Nelson dated 2/6/00, incorporated by reference to CPI Corp.'s
Annual Report for fiscal year 1999 on Form 10-K, Exhibit 10.36, filed 4/26/00.

(10.8)*	CPI Corp. Employees Profit Sharing Plan & Trust (As Amended and Restated Effective
January 1, 1998), incorporated by reference to CPI Corp.'s Annual Report for fiscal year 1998 on Form 10-K, Exhibit 10.32, filed 5/5/99.

(10.9)*	First Amendment to CPI Corp. Employee Profit Sharing Plan & Trust (As Amended and Restated
Effective January 1, 1998) (Effective January 1, 1999), incorporated by reference to CPI Corp.'s
Annual Report for fiscal year 1998 on Form 10-K, Exhibit 10.33, filed 5/5/99.

(10.10)*	CPI Corp. 1981 Stock Bonus Plan (As Amended and Restated Effective 2/3/91), incorporated by reference to CPI Corp.'s Annual Report for fiscal year 1992 on Form 10-K, Exhibit 10.29, filed 5/5/93.

(10.11)*	First Amendment to CPI Corp. 1981 Stock Bonus Plan (As Amended and Restated Effective
February 3, 1991) Effective January 1, 1995, incorporated by reference to CPI Corp.'s Annual
Report for fiscal year 2000 on Form 10-K, Exhibit 10.30, filed 5/3/01.

(10.12)*	CPI Corp. Deferred Compensation and Retirement Plan for Non-Management Directors
(Amended and Restated as of January 28, 2000), incorporated by reference to CPI Corp.'s Annual
Report for fiscal year 2000 on Form 10-K, Exhibit 10.31, filed 5/3/01.

EXHIBIT INDEX (…continued)

EXHIBIT
NUMBER	DESCRIPTION

(10.13)*	Deferred Compensation and Stock Appreciation Rights Plan (Amended and Restated as of
June 6, 1996), incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2000 on Form 10-K, Exhibit 10.32, filed 5/3/01.

(10.14)*	CPI Corp. Stock Option Plan (Amended and Restated Effective as of December 16, 1997),
incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2000 on Form 10-K,
Exhibit 10.34, filed 5/3/01.

(10.15)*	CPI Corp. Key Executive Deferred Compensation Plan (As Amended and Restated June 6, 1996),
incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2000 on Form 10-K,
Exhibit 10.36, filed 5/3/01.

(10.16)*	Employment Agreement dated 9/5/01 by and between Jack Krings and CPI Corp., incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.42, filed 12/21/01.

(10.17)*	Employment Agreement dated 4/8/02 by and between Gary W. Douglass and CPI Corp., incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2001 on Form 10-K,
Exhibit 10.50, filed 5/1/02.

(10.18)	Third Amendment dated 6/5/02 to Sears License Agreement, incorporated by reference to
CPI Corp.'s Form 10-Q, Exhibit 10.51, filed 6/7/02.

(10.19)*	First Amendment to CPI Corp. Deferred Compensation and Retirement Plan for Non-management
Directors (As Amended and Restated as of January 28, 2002), incorporated by reference to
CPI Corp.'s Form 10-Q, Exhibit 10.52, filed 6/7/02.

(10.20)	Sixth Amendment dated 11/20/02 to Sears License Agreement, incorporated by reference to
CPI Corp.'s Form 10-Q, Exhibit 10.54, filed 12/11/02.

(10.21)	Third Amendment to Sears License Agreement (Off Mall) dated 11/20/02, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.55, filed 12/11/02.

(10.22)	Fourth Amendment to Sears License Agreement (Off Mall) dated 11/20/02, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.56, filed 12/11/02.

(10.23)	Fifth Amendment to Sears License Agreement (Off Mall) dated 11/20/02, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.57, filed 12/11/02.

(10.24)*	Employment Agreement dated 10/21/02 by and between Peggy J. Deal and CPI Corp., incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.58, filed 12/11/02.

(10.25)*	Employment Agreement dated 11/15/02 by and between Thomas Gallahue and CPI Corp., incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.59, filed 12/11/02.

(10.30)	Sears License Agreement dated 1/1/03 by and between Sears, Canada, Inc., Sears Roebuck and Co. and CPI Corp.incorporated, by reference to CPI Corp.'s Annual Report for fiscal year
2002 on Form 10-K, Exhibit 10.64, filed 5/16/03.

EXHIBIT INDEX (…continued)

EXHIBIT
NUMBER	DESCRIPTION

(10.31)	First Amendment dated 9/30/02 to CPI Corp. Retirement Plan and Trust, incorporated by reference to CPI Corp.'sAnnual Report for fiscal year 2002 on Form 10-K, Exhibit 10.65, filed 5/16/03.

(10.32)	Second Amendment dated 11/29/02 to CPI Corp. Retirement Plan and Trust, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2002 on Form 10-K, Exhibit 10.66, filed 5/16/03.

(10.33)	Third Amendment dated 11/29/02 to CPI Corp. Employees Profit Sharing Plan and Trust,
incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2002 on Form 10-K,
Exhibit 10.67, filed 5/16/03.

(10.34)	Seventh Amendment dated 8/11/03 to Sears License Agreement, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.69, filed 8/27/03.

(10.35)	Eighth Amendment dated 9/1/03 to Sears License Agreement, incorporated by reference to
CPI Corp.'s Form 10-Q, Exhibit 10.70, filed 12/18/03.

(10.36)	Third Amendment dated 2/6/04 to CPI Corp. Retirement Plan and Trust, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2003 on Form 10-K, Exhibit 10.73, filed 4/21/04.

(10.37)	Fourth Amendment dated 6/5/02 to License Agreement by and between Sears, Roebuck and Co.
and CPI Corp., incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2003 on Form 10-K, Exhibit 10.74, filed 4/22/04.

(10.38)	Sixth Amendment dated 4/29/04 to License Agreement (Off Mall) by and between Sears,
Roebuck and Co. and CPI Corp., incorporated by reference to CPI Corp.'s Form 10-Q,
Exhibit 10.83, filed 6/10/04.

(10.39)*	CPI Corp. Restricted Stock Plan as Amended and Restated Effective as of April 14, 2005,
incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2004 on Form 10-K,
Exhibit 10.86, filed 4/21/05.

(10.40)*	Stock Award and Restriction Agreement by and between CPI Corp. and David M. Meyer effective as of April 14, 2005, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2004 on Form 10-K, Exhibit 10.88, filed 4/21/05.

(10.41)*	CPI Corp. Performance Plan Adopted Effective as of April 14, 2005, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2004 on Form 10-K, Exhibit 10.90, filed 4/21/05.

(10.42)*	CPI Corp. Non-Employee Directors Restricted Stock Policy Pursuant to the CPI Corp.
Restricted Stock Plan Adopted Effective as of April 14, 2005, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2004 on Form 10-K, Exhibit 10.91, filed 4/21/05.

(10.43)*	CPI Corp. Non-Employee Directors Restricted Stock Policy (Restricted Stock Election)
Adopted by the Company April 14, 2005, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2004 on Form 10-K, Exhibit 10.92, filed 4/21/05.

(10.44)*	Restricted Stock Award Agreement, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2004 on Form 10-K, Exhibit 10.93, filed 4/21/05.

EXHIBIT INDEX (…continued)

EXHIBIT
NUMBER	DESCRIPTION

(10.45)*	First Amendment to Employment Agreement by and between Consumer Programs Incorprated and Thomas Gallahue, incorporated by reference to CPI Corp.'s Annual Report for fiscal year
2004 on Form 10-K, Exhibit 10.95, filed 4/21/05.

(10.46)*	Retirement and Release Agreement by and between CPI Corp.and Stephen A. Glickman, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.98, filed 9/1/05.

(10.47)*	Retirement and Release Agreement by and between CPI Corp. and Jack Krings, incorporated by by reference to CPI Corp.'s Form 10-Q, Exhibit 10.100, filed 9/1/05.

(10.48)*	Employment Agreement by and between CPI Corp. and Renato Cataldo, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.102, filed 9/1/05. File No. 1-10204

(10.49)*	Stock Award and Restriction Agreement by and between CPI Corp. and Renato Cataldo, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.103, filed 9/1/05.

(10.50)*	Confidentiality, Noncompetition and Nonsolicitation Agreement by and between CPI Corp. and
Renato Cataldo, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.104, filed 9/1/05.

(10.51)*	Stock Award and Restriction Agreement by and between CPI Corp. and Paul Rasmussen, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.105, filed 9/1/05.

(10.52)*	Confidentiality, Noncompetition and Nonsolicitation Agreement by and between CPI Corp. and
Paul Rasmussen, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.106, filed 9/1/05.

(10.53)	Credit Agreement (As Amended and Restated Effective November 30, 2005) among the Company, the financial institutions that are or may from time to time become parties thereto and LaSalle
National Bank Association, incorporated by reference to CPI Corp.'s Current Report on Form 8-K,
Exhibit 10.84, filed 12/8/05.

(10.54)	Guaranty and Collateral Agreement among CPI Corp. and the other parties thereto, as guarantors, and
LaSalle Bank National Association, an administrative agent, incorporated by reference to CPI Corp.'s
Current Report on Form 8-K, Exhibit 10.85, filed 12/8/05.

(10.55)*	Retention agreement, dated as of January 12, 2006, by and between CPI Corp. and Thomas Gallahue, incorporated by reference to CPI Corp.'s Current Report on Form 8-K, Exhibit 10.107, filed 1/19/06.

(10.56)	First Amendment to Amended and Restated Credit Agreement dated as of January 25, 2006
(the "Credit Agreement"), among the Company, the financial institutions that are or may from time to time become parties thereto and LaSalle Bank National Association, as administrative agent and arranger for the lenders, incorporated by reference to CPI Corp.'s Current Report on Form 8-K,
Exhibit 10.108, filed 1/26/06.

EXHIBIT INDEX (continued)

EXHIBIT
NUMBER	DESCRIPTION

(10.57)	Stock Award and Restriction Agreement, dated April 6, 2006, by and between CPI Corp. and
David Meyer, incorporated by reference to CPI Corp.'s Current Report on Form 8-K,
Exhibit 10.57, filed 4/12/06.

(10.58)	Extension dated January 18, 2006 of Sears License Agreement between CPI Corp. and
Sears Canada, Inc.

(10.59)	Form of Indemnification Agreement by and between CPI Corp. and each of the following:
Edmond S. Abrain, James R. Clifford, Joanne Sawhill Griffin, Lee Liberman, Nicholas R. Reding,
Ingrid Otero-Smart, Martin Sneider and Virginia V. Weldon.

(11.1)	Computation of Earnings (Loss) Per Share - Diluted

(11.2)	Computation of Earnings (Loss) Per Share - Basic

(14.0)	Code of Business Conduct and Ethics

(21.0)	Subsidiaries of the Registrant

(23.0)	Independent Auditor's Consent

(31.1)	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934
by the President and Chief Executive Officer

(31.2)	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934
by the Executive Vice President, Finance and Chief Financial Officer

(32.0)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer and the
Executive Vice President, Finance and Chief Financial Officer

(b) FINANCIAL STATEMENT SCHEDULE REQUIRED BY REGULATION S-X

- See Item 15(a)(2)

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of April 2006.

CPI CORP.

BY:	/s/ Paul Rasmussen
Paul Rasmussen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURES OF DIRECTORS AND PRINCIPAL OFFICERS

	Signature	Title	Date

/s/	Paul Rasmussen	Chief Executive Officer	April 18, 2006
(Paul Rasmussen)

/s/	David M. Meyer	Chairman of the Board of Directors	April 18, 2006
(David M. Meyer)

/s/	James J. Abel	Director	April 18, 2006
(James J. Abel)

/s/	Michael S. Koeneke	Director	April 18, 2006
(Michael S. Koeneke)

/s/	Mark R. Mitchell	Director	April 18, 2006
(Mark R. Mitchell)

/s/	John Turner White, IV	Director	April 18, 2006
(John Turner White, IV)

/s/	Gary W. Douglass	Executive Vice President, Finance	April 18, 2006
	(Gary W. Douglass)	and Chief Financial Officer

/s/	Dale Heins	Vice President, Corporate Controller	April 18, 2006
	(Dale Heins)	and Principal Accounting Officer