Form 10-Q
period 2006-04-29
CPI CORP
filed 2006-06-02
CIK 25354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended April 29, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to __________

Commission File Number 1-10204

CPI Corp.
(Exact name of registrant as specified in its charter)

Delaware	43-1256674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1706 Washington Ave., St. Louis, Missouri	63103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (314) 231-1575

Indicate by check mark whether the Registrant [1] has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and [2] has been subject to such filing requirements for the past 90 days.
[X] Yes	[ ] No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	[ ] Yes	[X] No

As of May 31, 2006, the Registrant had 6,338,749 common shares outstanding.

CPI CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
12 Weeks ended April 29, 2006

Page

PART I.	FINANCIAL INFORMATION

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 6.	Exhibits	19

Signatures	20

Exhibit Index	21

CPI CORP.
Interim Condensed Consolidated Balance Sheets - Assets

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

	April 29, 2006	February 4, 2006
thousands	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$6,502	$34,269
Restricted cash	1,000	1,000
Accounts Receivable:
Due from licensor stores	9,670	7,944
Other	29	289
Inventories	8,190	9,271
Prepaid expenses and other current assets	5,247	4,958
Deferred tax assets	10,263	11,898

Total current assets	40,901	69,629

Property and equipment:
Land	2,765	2,765
Building improvements	26,485	26,472
Leasehold improvements	4,550	4,531
Photographic, sales and manufacturing equipment	125,228	126,132
Total	159,028	159,900
Less accumulated depreciation and amortization	121,204	118,618
Property and equipment, net	37,824	41,282
Assets of business transferred under contractual arrangements:
Preferred security	7,000	7,000
Accrued dividends on preferred security	1,462	1,317
Impairment reserve related to preferred security interest	(8,462)	(8,317)
Other investments - supplemental retirement plan	3,695	3,706
Deferred tax assets	8,404	7,727
Other assets, net of amortization of $1,359 at both April 29, 2006 and February 4, 2006	1,396	1,317

TOTAL ASSETS	$92,220	$123,661

See accompanying footnotes

CPI CORP.
Interim Condensed Consolidated Balance Sheets - Liabilities and Stockholders’ Equity (Deficit)

	April 29, 2006	February 4, 2006
thousands, except share and per share data	(Unaudited)

LIABILITIES
Current Liabilities:
Current maturities of long-term debt	$8,333	$8,333
Accounts payable	8,982	9,068
Accrued employment costs	11,171	13,016
Customer deposit liability	19,377	18,315
Income taxes payable	2,026	1,263
Sales taxes payable	1,346	2,435
Accrued advertising expenses	1,878	768
Accrued expenses and other liabilities	4,779	5,066

Total current liabilities	57,892	58,264

Long-term debt, less current maturities	15,789	15,747
Accrued pension obligations	16,182	15,813
Supplemental retirement plan obligations	3,850	3,833
Customer deposit liability	3,216	3,335
Other liabilities	166	559

Total liabilities	97,095	97,551

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par value, 1,000,000 shares authorized; no shares outstanding	-	-
Preferred stock, Series A, no par value, 200,000 shares authorized; no shares
outstanding	-	-
Common stock, $0.40 par value, 50,000,000 shares authorized; 16,955,468 and 18,569,964
shares outstanding at April 29, 2006 and February 4, 2006, respectively	6,782	7,428
Additional paid-in capital	23,405	55,588
Retained earnings	209,024	208,183
Accumulated other comprehensive loss	(11,036)	(11,171)
	228,175	260,028

Treasury stock - at cost, 10,617,932 and 10,639,543 at April 29, 2006 and
February 4, 2006, respectively	(233,050)	(233,541)
Unamortized deferred compensation-restricted stock	-	(377)

Total stockholders' equity (deficit)	(4,875)	26,110

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$92,220	$123,661

See accompanying footnotes

CPI CORP.
Interim Condensed Consolidated Statements of Operations
(Unaudited)

	12 Weeks Ended
	April 29, 2006	April 30, 2005
thousands, except share and per share data

Net sales	$59,670	$55,804

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	5,826	7,465
Selling, general and administrative expenses	46,141	47,130
Depreciation and amortization	4,187	4,273
Other charges and impairments	390	109
	56,544	58,977

Earnings (loss) from continuing operations	3,126	(3,173)

Interest expense	565	451
Interest income	58	175
Lease guarantee reserve reduction	300	-
Other income, net	39	171

Earnings (loss) before income tax expense (benefit)	2,958	(3,278)
Income tax expense (benefit)	1,114	(1,220)

NET EARNINGS (LOSS)	$1,844	$(2,058)

NET EARNINGS (LOSS) PER COMMON SHARE

Net earnings (loss) per share - diluted	$0.29	$(0.26)

Net earnings (loss) per share - basic	$0.29	$(0.26)

Dividends per share	$0.16	$0.16

Weighted average number of common and common equivalent
shares outstanding - diluted	6,378,435	7,809,608

Weighted average number of common and common equivalent
shares outstanding - basic	6,364,849	7,809,608

See accompanying footnotes.

CPI CORP.
Interim Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
(Unaudited)

Twelve weeks ended April 29, 2006

				Accumulated		Deferred
		Additional		other	Treasury	compensation-
thousands, except share and per share data	Common	paid-in	Retained	comprehensive	stock,	restricted
	Stock	capital	Earnings	loss	at cost	stock	Total

Balance at February 4, 2006	$7,428	$55,588	$208,183	$(11,171)	$(233,541)	$(377)	$26,110

Net earnings	-	-	1,844	-	-	-	1,844
Total other comprehensive income, net of tax effect	-	-	-	135	-	-	135
Total comprehensive income	-	-	-	-		-	1,979
Purchase of treasury stock	-	-	-	-	(32,628)	-	(32,628)
Retirement of 1,658,607 common shares aacquired
through Dutch Auction self-tender offer	(663)	(31,875)	-	-	32,538	-	-
Issuance of common stock to employee benefit plans,
restricted stock awards and an option
modification (70,636 shares)	17	(88)	-	-	581	-	510
Stock-based compensation recognized	-	147	-	-	-	-	147
Excess tax benefit related to stock-based compensation	-	10	-	-	-	-	10
Dividends ($0.16 per common share)	-	-	(1,003)	-	-	-	(1,003)
Reclassification of deferred compensation account
upon adoption of SFAS 123R	-	(377)	-	-	-	377	-

Balance at April 29, 2006	$6,782	$23,405	$209,024	$(11,036)	$(233,050)	$-	$(4,875)

See accompanying footnotes.

CPI CORP.
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	12 Weeks Ended
thousands	April 29, 2006	April 30, 2005

Reconciliation of net earnings (loss) from continuing operations to cash flows provided by (used in) operating activities:

Net earnings (loss)	$1,844	$(2,058)

Adjustments for items not (providing) requiring cash:
Depreciation and amortization	4,187	4,273
Stock-based compensation expense	147	169
Loss on disposition of property, plant and equipment	316	218
Deferred income tax provision	958	(984)
Pension, supplemental retirement plan and profit sharing expense	895	949
Lease guarantee reserve reduction	(300)	-
Other	163	8

Increase (decrease) in cash flow from operating assets and liabilities:
Receivables and inventories	(385)	(2,006)
Refundable income taxes	-	(231)
Prepaid expenses and other current assets	(141)	126
Accounts payable	(87)	(1,456)
Supplemental retirement plan payments	(47)	(48)
Accrued expenses and other liabilities	(1,809)	(1,352)
Income taxes payable	762	-
Deferred revenues and related costs	811	1,205
Other	(376)	(410)

Cash flows provided by (used in) operating activities	$6,938	$(1,597)

See accompanying footnotes.

CPI CORP.
Interim Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	12 Weeks Ended
thousands	April 29, 2006	April 30, 2005

Cash flows provided by (used in) operating activities	$6,938	$(1,597)

Cash flows (used in) provided by financing activities:
Purchase of treasury stock	(32,628)	-
Restricted cash-collateral for outstanding letters of credit	-	250
Excess tax benefits from stock-based compensation	10	-
Cash dividends	(1,003)	(1,241)
Other	(50)	-
Cash flows used in financing activities	(33,671)	(991)

Cash flows (used in) provided by investing activities:
Additions to property and equipment	(1,045)	(6,200)
Proceeds from sale of property and equipment and assets held for sale	-	21
Increase in assets held by Rabbi Trust	(39)	(117)
Proceeds from Rabbi Trust used for supplemental retirement plan payments	50	68
Cash flows used in investing activities	(1,034)	(6,228)

Effect of exchange rate changes on cash and cash equivalents	-	(46)

Net decrease in cash and cash equivalents	(27,767)	(8,862)

Cash and cash equivalents at beginning of period	34,269	33,883

Cash and cash equivalents at end of period	$6,502	$25,021

Supplemental cash flow information:
Interest paid	$548	$-

Income taxes paid	$398	$56

Supplemental non-cash financing activities:
Issuance of treasury stock under the employee profit sharing plan	$441	$490

Issuance of restricted stock to employees and directors	$769	$664

Executive retirement stock option modification	$71	$-

See accompanying footnotes.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 -	DESCRIPTION OF BUSINESS AND INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CPI Corp. (the “Company”) operates 1,047 professional portrait studios as of April 29, 2006 throughout the United States, Canada and Puerto Rico principally under license agreements with Sears, Roebuck and Co. ("Sears"). The Company also operates searsphotos.com, a vehicle for the Company’s customers to archive, share portraits via email and order additional portraits and products.

The Interim Condensed Consolidated Balance Sheet as of April 29, 2006, the related Interim Condensed Consolidated Statements of Operations for the 12 weeks ended April 29, 2006 and April 30, 2005, the Interim Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the 12 weeks ended April 29, 2006 and the Interim Condensed Consolidated Statements of Cash Flows for the 12 weeks ended April 29, 2006 and April 30, 2005, are unaudited. The interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the CPI Corp. 2005 Annual Report on Form 10-K for its fiscal year ended February 4, 2006. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

Certain reclassifications have been made to the 2005 financial statements to conform with the current year presentation.

NOTE 2 -	INVENTORIES

Inventories consist of:

thousands	April 29, 2006	February 4, 2006

Raw materials - paper, chemicals, film	$2,809	$4,110
Portraits in process	1,117	939
Finished portraits pending delivery	499	407
Frames and accessories	1,039	1,069
Studio supplies	2,089	2,143
Other	637	603

Total	$8,190	$9,271

These balances are net of valuation reserves totaling $244,000 and $337,000 at April 29, 2006 and February 4, 2006, respectively.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

NOTE 3 -	STOCKHOLDERS’ EQUITY

Effective December 21, 2005, the Company’s Board of Directors authorized the repurchase of up to 1,500,000 shares of its common stock through a Dutch Auction self-tender offer. On February 8, 2006, the Company purchased 1,658,607 shares at $19.50 per share or a total consideration of approximately $32.4 million, which consisted of the 1,500,000 shares CPI offered to purchase in the tender offer and 158,607 shares purchased pursuant to CPI’s right to purchase up to an additional 2% of the outstanding shares as of February 1, 2006. The Company funded the purchase of shares tendered in the tender offer with a combination of cash on hand and $7 million of incremental term loan funds derived from its Credit Agreement. Had the shares from this transaction been deducted from total shares outstanding as of February 6, 2005 (the beginning of fiscal 2005), pro forma diluted loss per share would have been ($0.33) per share for the twelve weeks ended April 30, 2005.

The repurchased shares were retired. Accordingly, the cost to repurchase the shares, including related transaction fees, totaling $32.5 million, were eliminated from treasury stock, common stock and additional paid-in capital, as appropriate.

NOTE 4 -	STOCK-BASED COMPENSATION PLANS

At April 29, 2006, the Company had various stock-based employee compensation plans, which are described more fully in Note 9 of the Notes to the Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires companies to recognize the cost of awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). The Company adopted SFAS 123R effective February 5, 2006 using the modified prospective method and, as such, results for prior periods have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods. Prior to February 5, 2006, the fair value of restricted stock awards was expensed by the Company over the vesting period, while compensation expense for stock options was recognized over the vesting period only to the extent that the grant date market price of the stock exceeded the exercise price of the options.

Had the Company accounted for these plans in accordance with SFAS 123, the fair value recognition method would have had no material effect on the consolidated financial statements for the first quarter of 2005. Since all stock options are vested, SFAS 123R applies to all outstanding options and restricted stock.

Prior to the adoption of SFAS 123R, the Company presented the benefit of all tax deductions resulting from the exercise of stock options and restricted stock awards as operating cash flows in the consolidated statements of cash flows. SFAS 123R requires the benefits of tax deductions in excess of grant-date fair value be reported as a financing cash flow, rather than as an operating cash flow. Excess tax benefits of $10,000, which were classified as a financing cash inflow in the first quarter of 2006, would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

Changes in stock options are as follows:

	Quarter Ended April 29, 2006
		Weighted-Average
	Shares	Exercise Price
Balance at beginning of year	126,020	$20.02
Granted	-
Cancelled or expired	(8,363)	24.73
Exercised	-
Balance at end of quarter	117,657	19.69
Reserved for future grants at quarter-end	975,069
Exercisable	117,657

There were no options exercised in the first quarter of 2006.

The following table summarizes information about stock options outstanding at April 29, 2006:

	Options Outstanding and Exercisable
		Weighted-Average
		Remaining Contractual	Weighted-Average
Range of Exercise Prices	Shares	Life (Years)	Exercise Price
$12.96 - $13.99	32,212	4.51	$13.01
$16.50 - $20.45	36,659	3.50	17.32
$24.87 - $25.94	48,786	0.15	25.87
Total	117,657	2.39	19.69

On April 21, 2006, the Board of Directors approved a grant of 27,848 shares of restricted stock to certain employees in conjunction with the settlement of 2005 performance awards. On March 8, 2006, the Board of Directors approved a grant of 10,951 shares of restricted stock to its members of the Board of Directors in lieu of 2006 board retainer fees and certain committee chair fees they receive as directors of the Company. Additionally, on March 23, 2006, the Board of Directors approved a grant of 5,408 shares of restricted stock to its Chairman of the Board as additional compensation for services rendered in 2005. Shares issued under these three grants will vest on February 3, 2007.

Changes in restricted stock are as follows:

The weighted average remaining vesting period of nonvested restricted stock as of April 29, 2006 is 1.23 years.

	Quarter Ended April 29, 2006
		Weighted-Average
	Shares	Grant-date Value
Nonvested stock, beginning of year	29,727	$17.20
Granted	44,207	17.39
Vested	(8,411)	15.43
Forfeited	(97)	15.43
Nonvested stock, end of year	65,426	17.56
Reserved for future grants at quarter-end	223,743
Stock-based compensation expense related to restricted stock		$147,018

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

NOTE 5 -	EMPLOYEE BENEFIT PLANS

The Company maintains a qualified, noncontributory pension plan that covers all full-time United States employees meeting certain age and service requirements. The plan provides pension benefits based on an employee’s length of service and the average compensation earned from the later of the hire date or January 1, 1998 to the retirement date. On February 3, 2004, the Company amended its pension plan to implement a freeze of future benefit accruals under the plan, except for those employees with ten years of service and who had attained age 50 at April 1, 2004 who were grandfathered and whose benefits continued to accrue. The Company’s funding policy is to contribute annually at least the minimum amount required by government funding standards, but not more than is tax deductible. Plan assets consist primarily of marketable equity securities funds, guaranteed interest contracts, cash equivalents, immediate participation guarantee contracts and government bonds.

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

The following table sets forth the components of net periodic benefit cost for the defined benefit plans:

	Pension Pan		Supplemental Retirement Plan
	12 Weeks Ended		12 Weeks Ended
thousands	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005

Components of net periodic benefit costs:
Service cost	$97	$117	$17	$26
Interest cost	660	651	46	57
Expected return on plan assets	(647)	(644)	-	-
Amortization of prior service cost	10	10	7	7
Amortization of net (gain) loss	249	222	(5)	(4)

Net periodic benefit cost	$369	$356	$65	$86

The Company does not anticipate making a 2006 contribution to the pension plan.

NOTE 6 -	CONTINGENCIES

Standby Letters of Credit

As of April 29, 2006, the Company had outstanding standby letters of credit in the principal amount of $6.2 million primarily used in conjunction with the Company’s self-insurance programs.

Litigation

The Company is a defendant in various lawsuits. It is the opinion of management that the ultimate liability, if any, resulting from such lawsuits, will not materially affect the consolidated financial position or results of operations of the Company.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

Contingent Lease Obligations

As is more fully described in Note 13 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended February 4, 2006, in July 2001, the Company completed the sale of its Wall Décor segment, Prints Plus, which included the ongoing guarantee of certain operating real estate leases representing Prints Plus store locations. During the Company’s 2004 fourth quarter, Prints Plus filed a voluntary petition for relief in the United States Bankruptcy Court for the District of Massachusetts (the “Bankruptcy Court”) under Chapter 11 of the United States Bankruptcy Code. As the total guarantee related to these leases has decreased with the passage of time, the payment of rents by Prints Plus and the settlement by the Company of certain leases rejected in bankruptcy, the related liability has been reduced by $300,000 during the first quarter of 2006 to reflect management’s revised estimates of the remaining potential loss. As of April 29, 2006, the maximum future obligation to the Company under its remaining operating lease guarantees is $2.2 million.

As part of Prints Plus’ reorganization efforts and to assist it in obtaining debtor-in-possession financing, in 2005, the Company guaranteed $300,000 of the facility by posting a letter of credit with the lender. On May 10, 2006, Prints Plus, as a result of the withdrawal of a potential equity investor, which was an integral part of its reorganization efforts, filed a motion with the Bankruptcy Court requesting authorization to, among other things, conduct a going out of business sale, which was approved. In addition, partially as a result of poor March and April sales performance, Prints Plus was declared in default of its debtor-in-possession financing facility and the Company’s $300,000 letter of credit was drawn by the lender.

In conjunction with the above-mentioned reorganization efforts, on February 28, 2006, Prints Plus (the “Debtor”) filed a disclosure statement and proposed plan of reorganization with the Bankruptcy Court. On April 7, 2006, Prints Plus filed amendments to those documents (the “Plan Documents”). In the Plan Documents, the Debtor states that the Debtor and its bankruptcy estate may have potential claims against the Company under Chapter 5 of the United States Bankruptcy Code (the “Alleged Claims” or the “Unasserted Claims”). The Plan Documents do not specify the precise nature of the Alleged Claims, nor do they specify a particular amount of liability associated with the Alleged Claims. To date, the Debtor has not filed any complaint or other pleadings against the Company with respect to the Alleged Claims. The Bankruptcy Court has not addressed the Alleged Claims. Based upon consultation with the Company’s bankruptcy counsel, management believes the potential Alleged Claims are without merit and intends to vigorously defend any claims, if ultimately asserted. It is the opinion of management that the ultimate liability, if any, resulting from the Unasserted Claims, if asserted, will not materially affect the consolidated financial position or results of operations of the Company. As a result of the uncertainty regarding the amount of any claim, if asserted, and the potential outcome of this matter, no additional provision has been made in the financial statements with respect to these Unasserted Claims.

NOTE 7 -	SUBSEQUENT EVENT

Through a press release on May 30, 2006, the Company announced that its Board of Directors has begun a process to explore strategic alternatives to enhance shareholder value including, but not limited to, a potential sale of the Company. The Company has retained Peter J. Solomon Company as its financial advisor in this process.

There can be no assurance that a transaction will result, and the Company does not intend to disclose developments regarding its exploration of strategic alternatives unless and until its Board of Directors has approved a specific transaction.

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

EXECUTIVE OVERVIEW

The Company’s Operations

CPI Corp. is a long-standing leader, based on sittings and related revenues, in the professional portrait photography of young children and families. From a single studio opened by our predecessor company in 1942, we have grown to 1,047 studios throughout the United States, Canada and Puerto Rico principally under license agreements with Sears. We have provided professional portrait photography for Sears’ customers since 1959 and have been the only Sears portrait studio operator since 1986.

As of the end of the first quarter in fiscal 2006 and 2005, the Company’s studio counts were:

	April 29, 2006	April 30, 2005

United States and Puerto Rico:
Within full-line Sears stores	857	860
Locations not within Sears stores	38	40
Within Sears Essential/Grand stores	37	5

Canada	115	116

Total	1,047	1,021

RESULTS OF OPERATIONS

A summary of consolidated results of operations and key statistics follows:

	12 Weeks Ended
	April 29, 2006	April 30, 2005
thousands, except per share data

Net sales	$59,670	$55,804

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	5,826	7,465
Cost of sales as a percentage of net sales	9.8%	13.4%
Gross margin as a percentage of net sales	90.2%	86.6%
Selling, general and administrative expenses	46,141	47,130
Selling, general and administrative expenses as a percentage of sales	77.3%	84.5%
Depreciation and amortization	4,187	4,273
Other charges and impairments	390	109
	56,544	58,977

Earnings (loss) from continuing operations	3,126	(3,173)

Interest expense	565	451
Interest income	58	175
Lease guarantee reserve reduction	300	-
Other income, net	39	171

Earnings (loss) before income tax expense (benefit)	2,958	(3,278)
Income tax expense (benefit)	1,114	(1,220)

NET EARNINGS (LOSS)	$1,844	$(2,058)

Net earnings (loss) per share - diluted	$0.29	$(0.26)

12 weeks ended April 29, 2006 compared to 12 weeks ended April 30, 2005

The Company reported net income for the 12-week first quarter ended April 29, 2006 of $1.8 million or $0.29 per diluted share compared to a net loss of $2.1 million or ($0.26) per diluted share for the comparable quarter of fiscal 2005.

Net sales totaled $59.7 million and $55.8 million in the first quarter of fiscal 2006 and 2005, respectively.

•
Net sales for the first quarter of 2006 increased $3.9 million or 7% to $59.7 million from the $55.8 million reported in the first quarter of 2005. This increase resulted from a 41% increase in average sales per customer sitting partially offset by a 24% decrease in customer sittings.

The Company believes its increase in average sale per customer sitting is principally attributable to its customers’ ongoing positive response to the differentiated value proposition created in the new digital studio environment and higher-priced offers which were implemented in the second half of fiscal 2005. The digital conversion has resulted in an expanded assortment and related increased sales of higher-value, new and specialty products and services, including, for example, additional on-site printing and digital enhancement fees.

The rate of sittings decline experienced in the first quarter of 2006 compared to the comparable quarter of 2005 was the expected result of lower-priced offers in effect for the first and second quarters of 2005 compared to significantly higher pricing initiated by the Company beginning in the second half of 2005 in anticipation of the completion of its digital conversion. The Company has consciously ceded marginal and unprofitable business in pursuit of greater profitability and customer loyalty.

Costs and expenses were $56.5 million in the first quarter of 2006, compared with $59.0 million in the comparable prior year period.

•
Cost of sales, excluding depreciation and amortization expense, was $5.8 million in the first quarter of 2006 compared with $7.5 million in the comparable prior year period. Cost of sales, as a percentage of net sales was 9.8% in the first quarter of 2006, compared to 13.4% in the comparable quarter of 2005. Correspondingly, gross margin rates were 90.2% and 86.6% in the first quarter of 2006 and 2005, respectively. The decrease in cost of sales, despite higher sales, resulted principally from lower overall production levels due to the decline in sittings, improved manufacturing productivity resulting from experience and learnings gained from operating in a fully digital environment in 2005 and savings on film and shipping costs that resulted from the completion of the digital conversion in the second half of fiscal 2005. In addition, the Company incurred significantly lower workers’ compensation costs in the first quarter of 2006 versus 2005. These decreases were partially offset by additional costs incurred related to increased same-day, in-studio fulfillment of portrait orders and increased sales of large-format, specialty products not previously available in the analog film environment.

•
Selling, general and administrative (“SG&A”) expenses were $46.1 million and $47.1 million for first quarter of 2006 and 2005, respectively. As a percentage of sales, these expenses were 77.3% in 2006 and 84.5% in 2005.

The decrease in selling, general and administrative expenses is primarily the result of reduced advertising spending of $894,000 and reductions totaling $631,000 in various other expense categories resulting from the Company’s on-going cost containment efforts. The decreased first quarter advertising spend resulted from the ongoing development and implementation of new marketing strategies designed to improve the efficiency and productivity of the Company’s customer acquisition and retention activities. Specifically, by devising new segmentation methods that better utilize its customer database and third-party information the Company has been able to reduce and reallocate its marketing dollars to more efficient direct marketing vehicles. The above-mentioned decreases were partially offset by an increase of $558,000 in sales commissions paid to Sears resulting from higher sales.

•
Depreciation and amortization was $4.2 million in the first quarter of 2006, compared to $4.3 million in the comparable quarter of 2005. Reduced depreciation attributable to assets that became fully depreciated in 2005 or that were written off as a result of the 2005 conversion from film to digital were offset by increased depreciation related to significant investments made in 2004 and 2005 in connection with the digital conversion of U.S. studios.

•
Other charges and impairments reflect costs incurred from strategic actions implemented by the Company to restructure its operations, costs that are unpredictable and atypical of the Company’s operations and additional charges due to asset impairments. In the first quarter of 2006 and 2005, the Company recognized $390,000 and $109,000, respectively, in other charges and impairments. Expense in 2006 represents $179,000 of charges related to the write off of certain legacy equipment that will no longer be used in the business, and $211,000 related to executive retirements and repositioning. The 2005 first quarter expense represented $134,000 of reserves for severance and related costs offset by a favorable settlement of a professional services bill of $25,000.

•
Interest expense was $565,000 in the first quarter of 2006 compared to $451,000 in the comparable period of the prior year. The increase in interest expense is primarily the result of increased amortization of debt financing fees resulting from 2005 refinancing activities along with higher interest rates.

•
Interest income was $58,000 in the first quarter of 2006 compared to $175,000 in the first quarter of 2005. This decrease is primarily attributable to lower invested balances subsequent to the purchase of stock in the Dutch Auction self-tender offer for $32.5 million which was funded in early February 2006. This decrease is partially offset by higher interest rates.

•
The lease guarantee reserve reduction represents a partial reversal of charges recorded in 2004 related to an investment in and operating lease guarantees associated with the Company’s former Wall Décor segment, Prints Plus, which were necessitated by the significant deteriorating financial performance of Prints Plus. As the total guarantee related to these leases has decreased with the passage of time, the payment of rents by Prints Plus and the settlement by the Company of certain leases rejected in bankruptcy, the related liability has been reduced to reflect management’s revised estimate of remaining potential loss. This reserve is more fully discussed in Note 6 in the accompanying Notes to Interim Condensed Consolidated Financial Statements.

•
Income tax expense was $1.1 million in the first quarter of 2006 as compared to a benefit of $1.2 million in the first quarter of 2005. The resulting effective tax rates were 37.7% in 2006 and 37.2% in 2005.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our cash flows for first quarter of 2006 and 2005:

	12 Weeks Ended
thousands	April 29, 2006	April 30, 2005

Net cash (used in) provided by:
Operating activities	$6,938	$(1,597)
Financing activities	(33,671)	(991)
Investing activities	(1,034)	(6,228)
Effect of exchange rate changes on cash	-	(46)

Net decrease in cash	$(27,767)	$(8,862)

Net Cash Provided By (Used In) Operating Activities

Net cash provided by operating activities was $6.9 million during the first twelve weeks of 2006 compared to net cash used in operating activities of $1.6 million in the comparable period of 2005. Cash flows in the first quarter of 2006 exceeded the first quarter of 2005 levels primarily due to improved operating results and the timing of payments related to changes in various balance sheet accounts totaling $6.2 million, increased tax refunds of $1.1 million and lower payments for advertising costs of $2.5 million. Offsetting these positive impacts are increased bonus and related payroll tax payments of $710,000 and higher interest payments of $564,000. Advertising expenditures were lower due to a reduction and reallocation of marketing dollars to more efficient direct marketing vehicles as well as later payments in 2006 due to the timing of Easter. Bonus payments and payroll taxes are higher in the first quarter of 2006 as compared to the same period of 2005 because the performance of the Company warranted higher bonus payments for 2005 versus 2004. In addition, interest is paid quarterly in 2006 under the current Credit Agreement, but was paid semi-annually under the Senior Note Agreement that was in effect for the first quarter of 2005.

Net Cash Used In Financing Activities

Net cash used in financing activities was $33.7 million in the first quarter of 2006 compared to $991,000 in the comparable prior year period. The increase in cash used in the first quarter of 2006 relates primarily to the purchase of 1,658,607 shares of stock and related costs totaling $32.5 million on February 8, 2006 in conjunction with the Company’s Dutch Auction self-tender offer.

At April 29, 2006, the Company had $25.0 million outstanding under its existing Credit Agreement. The Company was in compliance with all the covenants under its Credit Agreement as of April 29, 2006.

Net Cash Used In Investing Activities

Net cash used in investing activities was $1.0 million during the first quarter of 2006 as compared to $6.2 million during the first quarter of 2005. This was primarily driven by a $5.2 million decrease in capital expenditures during the first quarter of 2006, resulting from the Company’s completion in late 2005 of its conversion of all U.S. studios to digital technology.

Off-Balance Sheet Arrangements

Other than stand-by letters of credit to support various self-insurance programs and the ongoing guarantee of certain operating real estate leases of Prints Plus, both of which are more fully discussed in the following Contingencies section, the Company has no additional off-balance sheet arrangements.

Contingencies

The Company uses stand-by letters of credit to support its various self-insurance programs. As of April 29, 2006, the Company had stand-by letters of credit outstanding in the principal amount of $6.2 million.

As is more fully described in Note 13 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended February 4, 2006, in July 2001, the Company completed the sale of its Wall Décor segment, Prints Plus, which included the ongoing guarantee of certain operating real estate leases representing Prints Plus store locations. During the Company’s 2004 fourth quarter, Prints Plus filed a voluntary petition for relief in the United States Bankruptcy Court for the District of Massachusetts (the “Bankruptcy Court”) under Chapter 11 of the United States Bankruptcy Code. As the total guarantee related to these leases has decreased with the passage of time, the payment of rents by Prints Plus and the settlement by the Company of certain leases rejected in bankruptcy, the related liability has been reduced by $300,000 during the first quarter of 2006 to reflect management’s revised estimates of the remaining potential loss. As of April 29, 2006, the maximum future obligation to the Company under its remaining operating lease guarantees is $2.2 million.

As part of Prints Plus’ reorganization efforts and to assist it in obtaining debtor-in-possession financing, in 2005, the Company guaranteed $300,000 of the facility by posting a letter of credit with the lender. On May 10, 2006, Prints Plus, as a result of the withdrawal of a potential equity investor which was an integral part of its reorganization efforts, filed a motion with the Bankruptcy Court requesting authorization to, among other things, conduct a going out of business sale which was approved. In addition, partially as a result of poor March and April sales performance, Prints Plus was declared in default of its debtor-in-possession financing facility and the Company’s $300,000 letter of credit was drawn by the lender.

In conjunction with the above-mentioned reorganization efforts, on February 28, 2006, Prints Plus (the “Debtor”) filed a disclosure statement and proposed plan of reorganization with the Bankruptcy Court. On April 7, 2006, Prints Plus filed amendments to those documents (the “Plan Documents”). In the Plan Documents, the Debtor states that the Debtor and its bankruptcy estate may have potential claims against the Company under Chapter 5 of the United States Bankruptcy Code (the “Alleged Claims” or the “Unasserted Claims”). The Plan Documents do not specify the precise nature of the Alleged Claims, nor do they specify a particular amount of liability associated with the Alleged Claims. To date, the Debtor has not filed any complaint or other pleadings against the Company with respect to the Alleged Claims. The Bankruptcy Court has not addressed the Alleged Claims. Based upon consultation with the Company’s bankruptcy counsel, management believes the potential Alleged Claims are without merit and intends to vigorously defend any claims, if ultimately asserted. It is the opinion of management that the ultimate liability, if any, resulting from the Unasserted Claims, if asserted, will not materially affect the consolidated financial position or results of operations of the Company. As a result of the uncertainty regarding the amount of any claim, if asserted, and the potential outcome of this matter, no additional provision has been made in the financial statements with respect to these Unasserted Claims.

Liquidity

Cash flows from operations, cash and cash equivalents and the seasonal borrowing capacity under the revolving portion of the Company’s Credit Agreement, represent expected sources of funds in 2006 to meet our obligations and commitments, including debt service, annual dividends to shareholders, planned capital expenditures which are estimated to be approximately $5.0 million in fiscal 2006 and normal operating needs.

ACCOUNTING PRONOUNCEMENTS AND POLICIES

Adoption of New Accounting Standards

In November 2004, SFAS No. 151, “Inventory Costs,” was issued. This statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The impact of this interpretation has not been material to the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29, “Account for Nonmonetary Transactions.” SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The impact of this interpretation has not been material to the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS 123R (revised 2004), “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is to be measured based on the grant-date fair value of the equity instruments issued. In addition, liability awards are remeasured each reporting period. Compensation cost is to be recognized over the period that an employee provides service in exchange for the award. This standard is effective for the first annual period beginning after June 15, 2005. The Company adopted SFAS 123R in the first quarter of fiscal 2006 as described in Note 5 in the accompanying Notes to Interim Condensed Consolidated Financial Statements.

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections,” was issued. This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of this interpretation has not been material to the Company’s consolidated financial statements.

Application of Critical Accounting Policies

The Company’s significant accounting policies are discussed in the Notes to the Consolidated Financial Statements that are included in the Company’s 2005 Annual Report on Form 10-K that is filed with the Securities and Exchange Commission. In most cases, the accounting policies utilized by the Company are the only ones permissible under Generally Accepted Accounting Principles for businesses in our industry. However, the application of certain of these policies requires significant judgments or a complex estimation process that can affect the results of operations and financial position of the Company, as well as the related footnote disclosures. The Company bases its estimates on historical experience and other assumptions that it believes are reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known. The accounting policies and estimates that can have a significant impact on the operating results, financial position and footnote disclosures of the Company are described in the "Management Discussion and Analysis of Financial Condition and Results of Operations" in the Company’s 2005 Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The statements contained in this report, and in particular in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995, and involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements, such as the Company’s outlook for portrait studios, future cash requirements, compliance with debt covenants, valuation allowances, reserves for charges and impairments and capital expenditures, are only predictions or expectations; actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to: the Company’s dependence on Sears, the approval of our business practices and operations by Sears, the termination, breach or increase of the Company’s expenses by Sears or Sears Canada under our license agreements, customer demand for the Company’s products and services, manufacturing interruptions, dependence on certain suppliers, competition, dependence on key personnel, fluctuations in operating results, a significant increase in piracy of the Company’s photographs, widespread equipment failure and compliance with debt covenants and other risks as may be described in the Company’s filings with the Securities and Exchange Commission, including its Form 10-K for the year ended February 4, 2006. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” included in the Company’s 2005 Annual Report on Form 10-K that is filed with the Securities and Exchange Commission. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign exchange rates and are minimal. At April 29, 2006, the Company’s debt obligations have floating interest rates. The impact of a 1% change in interest rates affecting the Company’s debt would increase or decrease interest expense by approximately $250,000. The Company’s exposure to changes in foreign exchange rates relative to the Canadian operations is minimal, as Canadian operations constitute only 8.5% of the Company’s total assets and 7.2% of the Company’s total sales as of and for the twelve weeks ended April 29, 2006.

Item 4. Controls and Procedures

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

Changes in Internal Control

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 29, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES	February 8, 2006
Total number of shares purchased	1,658,107
Average price paid per share	$19.50
Total number of shares purchased as part of a publicly announced plan or program	1,658,107
Maximum number of shares that may yet be purchased under publicly announced plans or programs	-

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

Dated: June 2, 2006

By:	/s/ Dale Heins
Dale Heins
Vice President, Corporate Controller (Principal Accounting Officer)

Dated: June 2, 2006

CPI CORP.
E-1
EXHIBIT INDEX

11.1	Computation of Per Common Share Earnings - Diluted - for the 12 weeks ended April 29, 2006 and April 30, 2005

11.2	Computation of Per Common Share Earnings - Basic - for the 12 weeks ended April 29, 2006 and April 30, 2005

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934 by the Chief Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934 by the Chief Financial Officer

32.0	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and the Chief Financial Officer