Form 10-Q
period 2006-07-22
CPI CORP
filed 2006-08-25
CIK 25354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 22, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number 1-10204

CPI Corp.
(Exact name of registrant as specified in its charter)

Delaware	43-1256674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1706 Washington Ave., St. Louis, Missouri	63103
(Address of principal executive offices)	(Zip Code)

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
Yes [ ] No [X]

As of August 23, 2006, the Registrant had 6,349,661 common shares outstanding.

CPI CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
12 and 24 Weeks ended July 22, 2006

Page

PART I.	FINANCIAL INFORMATION

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 6.	Exhibits	21

Signatures	22

Exhibit Index	23

CPI CORP.
Interim Condensed Consolidated Balance Sheets - Assets

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	July 22, 2006	February 4, 2006
thousands	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$7,098	$34,269
Restricted cash	1,000	1,000
Accounts receivable:
Due from licensor stores	8,482	7,944
Other	149	289
Inventories	6,792	9,271
Prepaid expenses and other current assets	4,304	4,958
Deferred tax assets	9,244	11,898

Total current assets	37,069	69,629

Property and equipment:
Land	2,765	2,765
Building improvements	26,485	26,472
Leasehold improvements	4,553	4,531
Photographic, sales and manufacturing equipment	124,803	126,132
Total	158,606	159,900
Less accumulated depreciation and amortization	124,227	118,618
Property and equipment, net	34,379	41,282
Assets of business transferred under contractual arrangements:
Preferred security	7,000	7,000
Accrued dividends on preferred security	1,607	1,317
Impairment reserve related to preferred security interest	(8,607)	(8,317)
Other investments - supplemental retirement plan	3,665	3,706
Deferred tax assets	8,990	7,727
Other assets, net of amortization of $1,359 at both July 22, 2006 and February 4, 2006	1,212	1,317

TOTAL ASSETS	$85,315	$123,661

See accompanying footnotes

CPI CORP.
Interim Condensed Consolidated Balance Sheets - Liabilities and Stockholders’ Equity (Deficit)

	July 22, 2006	February 4, 2006
thousands, except share and per share data	(Unaudited)

LIABILITIES
Current Liabilities:
Current maturities of long-term debt	$8,333	$8,333
Accounts payable	8,729	9,068
Accrued employment costs	11,037	13,016
Customer deposit liability	17,224	18,315
Income taxes payable	1,979	1,263
Sales taxes payable	1,330	2,435
Accrued advertising expenses	1,710	768
Accrued expenses and other liabilities	4,562	5,066

Total current liabilities	54,904	58,264

Long-term debt, less current maturities	11,718	15,747
Accrued pension obligations	16,551	15,813
Supplemental retirement plan obligations	3,847	3,833
Customer deposit liability	2,856	3,335
Other liabilities	277	559

Total liabilities	90,153	97,551

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par value, 1,000,000 shares authorized; no shares outstanding	-	-
Preferred stock, Series A, no par value, 200,000 shares authorized; no shares
outstanding	-	-
Common stock, $0.40 par value, 50,000,000 shares authorized; 16,967,593 and 18,569,964
shares outstanding at July 22, 2006 and February 4, 2006, respectively	6,787	7,428
Additional paid-in capital	23,890	55,588
Retained earnings	208,649	208,183
Accumulated other comprehensive loss	(11,114)	(11,171)
	228,212	260,028

Treasury stock - at cost, 10,617,932 and 10,639,543 at July 22, 2006 and
February 4, 2006, respectively	(233,050)	(233,541)
Unamortized deferred compensation-restricted stock	-	(377)

Total stockholders' equity (deficit)	(4,838)	26,110

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$85,315	$123,661

See accompanying footnotes

CPI CORP.
Interim Condensed Consolidated Statements of Operations
(Unaudited)

	12 Weeks Ended		24 Weeks Ended
	July 22, 2006	July 23, 2005	July 22, 2006	July 23, 2005
thousands, except share and per share data

Net sales	$56,345	$54,724	$116,014	$110,528

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	6,261	7,880	12,087	15,345
Selling, general and administrative expenses	44,400	45,178	90,540	92,309
Depreciation and amortization	4,046	4,776	8,232	9,049
Other charges and impairments	143	1,467	534	1,576
	54,850	59,301	111,393	118,279

Earnings (loss) from operations	1,495	(4,577)	4,621	(7,751)

Interest expense	559	409	1,124	860
Interest income	103	145	160	320
Lease guarantee reserve reduction	-	-	300	-
Other income, net	27	37	67	209

Earnings (loss) before income tax expense (benefit)	1,066	(4,804)	4,024	(8,082)
Income tax expense (benefit)	426	(1,787)	1,540	(3,007)

NET EARNINGS (LOSS)	$640	$(3,017)	$2,484	$(5,075)

NET EARNINGS (LOSS) PER COMMON SHARE

Net earnings (loss) per share - diluted	$0.10	$(0.38)	$0.39	$(0.65)

Net earnings (loss) per share - basic	$0.10	$(0.38)	$0.39	$(0.65)

Dividends per share	$0.16	$0.16	$0.32	$0.32

Weighted average number of common and common equivalent
shares outstanding - diluted	6,368,778	7,849,938	6,373,607	7,829,773

Weighted average number of common and common equivalent
shares outstanding - basic	6,342,321	7,849,938	6,353,585	7,829,773

See accompanying footnotes.

CPI CORP.
Interim Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
(Unaudited)

Twenty-four weeks ended July 22, 2006

				Accumulated		Deferred
		Additional		other	Treasury	compensation-
thousands, except share and per share data	Common	paid-in	Retained	comprehensive	stock,	restricted
	Stock	capital	Earnings	loss	at cost	stock	Total

Balance at February 4, 2006	$7,428	$55,588	$208,183	$(11,171)	$(233,541)	$(377)	$26,110

Net earnings	-	-	2,484	-	-	-	2,484
Total other comprehensive
income, net of tax effect	-	-	-	57	-	-	57
Total comprehensive income							2,541
Purchase of treasury stock	-	-	-	-	(32,628)	-	(32,628)
Retirement of 1,658,607 common
shares acquired through
Dutch Auction self-tender offer	(663)	(31,875)	-	-	32,538	-	-
Issuance of common stock to
employee benefit plans,
restricted stock awards, option
exercises and an option modification
(82,664 shares)	22	110	-	-	581	-	713
Stock-based compensation
recognized	-	371	-	-	-	-	371
Excess tax benefit related to
stock-based compensation	-	73	-	-	-	-	73
Dividends ($0.32 per
common share)	-	-	(2,018)	-	-	-	(2,018)
Reclassification of deferred
compensation account
upon adoption of SFAS 123R	-	(377)	-	-	-	377	-

Balance at July 22, 2006	$6,787	$23,890	$208,649	$(11,114)	$(233,050)	$-	$(4,838)

See accompanying footnotes.

CPI CORP.
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	24 Weeks Ended
thousands	July 22, 2006	July 23, 2005

Reconciliation of net earnings (loss) to cash flows provided by (used in) operating activities:

Net earnings (loss)	$2,484	$(5,075)

Adjustments for items not (providing) requiring cash:
Depreciation and amortization	8,232	9,049
Stock-based compensation expense	371	396
Loss on disposition of property, plant and equipment	340	234
Deferred income tax provision	1,392	(2,501)
Pension, supplemental retirement plan and profit sharing expense	1,329	1,391
Lease guarantee reserve reduction	(300)	-
Other	264	192

Increase (decrease) in cash flow from operating assets and liabilities:
Receivables and inventories	2,081	(438)
Prepaid expenses and other current assets	472	1,105
Accounts payable	(339)	(1,352)
Supplemental retirement plan payments	(116)	(153)
Accrued expenses and other liabilities	(2,354)	(1,286)
Income taxes payable	716	(592)
Deferred revenues and related costs	(1,319)	(1,620)
Other	(203)	(109)

Cash flows provided by (used in) operating activities	$13,050	$(759)

See accompanying footnotes.

CPI CORP.
Interim Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	24 Weeks Ended
thousands	July 22, 2006	July 23, 2005

Cash flows provided by (used in) operating activities	$13,050	$(759)

Cash flows (used in) provided by financing activities:
Purchase of treasury stock	(32,628)	-
Repayment of long-term obligations	(4,167)	(8,580)
Reduction in restricted cash-collateral for outstanding letters of credit	-	6,154
Excess tax benefits from stock-based compensation	73	-
Cash dividends	(2,018)	(2,497)
Stock option exercises	203	112
Other	(55)	-
Cash flows used in financing activities	(38,592)	(4,811)

Cash flows (used in) provided by investing activities:
Additions to property and equipment	(1,670)	(13,735)
Proceeds from sale of property and equipment	-	99
Increase in assets held by Rabbi Trust	(83)	(159)
Proceeds from Rabbi Trust used for supplemental retirement plan payments	124	159
Cash flows used in investing activities	(1,629)	(13,636)

Effect of exchange rate changes on cash and cash equivalents	-	147

Net decrease in cash and cash equivalents	(27,171)	(19,059)

Cash and cash equivalents at beginning of period	34,269	33,883

Cash and cash equivalents at end of period	$7,098	$14,824

Supplemental cash flow information:
Interest paid	$896	$959

Income taxes paid	$460	$117

Supplemental non-cash financing activities:
Issuance of treasury stock under the employee profit sharing plan	$441	$490

Issuance of restricted stock to employees and directors	$785	$850

Executive retirement stock option modification	$71	$177

See accompanying footnotes.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 -	DESCRIPTION OF BUSINESS AND INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CPI Corp. (the “Company”) operates 1,048 professional portrait studios as of July 22, 2006 throughout the United States, Canada and Puerto Rico principally under license agreements with Sears, Roebuck and Co. ("Sears"). The Company also operates searsphotos.com, a vehicle for the Company’s customers to archive, share portraits via email and order additional portraits and products.

The Interim Condensed Consolidated Balance Sheet as of July 22, 2006, the related Interim Condensed Consolidated Statements of Operations for the 12 and 24 weeks ended July 22, 2006 and July 23, 2005, the Interim Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the 24 weeks ended July 22, 2006 and the Interim Condensed Consolidated Statements of Cash Flows for the 24 weeks ended July 22, 2006 and July 23, 2005, are unaudited. The interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the CPI Corp. 2005 Annual Report on Form 10-K for its fiscal year ended February 4, 2006. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

Certain reclassifications have been made to the 2005 financial statements to conform with the current year presentation.

NOTE 2 -	INVENTORIES

Inventories consist of:

thousands	July 22, 2006	February 4, 2006

Raw materials - paper, chemicals, film	$2,006	$4,110
Portraits in process	921	939
Finished portraits pending delivery	420	407
Frames and accessories	803	1,069
Studio supplies	2,050	2,143
Other	592	603

Total	$6,792	$9,271

These balances are net of valuation reserves totaling $67,000 and $337,000 at July 22, 2006 and February 4, 2006, respectively.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

NOTE 3 -	STOCKHOLDERS’ EQUITY

Effective December 21, 2005, the Company’s Board of Directors authorized the repurchase of up to 1,500,000 shares of its common stock through a Dutch Auction self-tender offer. On February 8, 2006, the Company purchased 1,658,607 shares at $19.50 per share or a total consideration of approximately $32.4 million, which consisted of the 1,500,000 shares CPI offered to purchase in the tender offer and 158,607 shares purchased pursuant to CPI’s right to purchase up to an additional 2% of the outstanding shares as of February 1, 2006. The Company funded the purchase of shares tendered in the tender offer with a combination of cash on hand and $7 million of incremental term loan funds derived from its Credit Agreement. Had the shares from this transaction been deducted from total shares outstanding as of February 6, 2005 (the beginning of fiscal 2005), pro forma diluted loss per share would have been ($0.82) per share for the twenty-four weeks ended July 23, 2005.

The repurchased shares were retired. Accordingly, the cost to repurchase the shares, including related transaction fees, totaling $32.5 million, were eliminated from treasury stock, common stock and additional paid-in capital, as appropriate.

NOTE 4 -	STOCK-BASED COMPENSATION PLANS

At July 22, 2006, the Company had various stock-based employee compensation plans, which are described more fully in Note 9 of the Notes to the Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires companies to recognize the cost of awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). The Company adopted SFAS 123R effective February 5, 2006 using the modified prospective method and, as such, results for prior periods have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods. Prior to February 5, 2006, the fair value of restricted stock awards was expensed by the Company over the vesting period, while compensation expense for stock options was recognized over the vesting period only to the extent that the grant date market price of the stock exceeded the exercise price of the options.

Had the Company accounted for these plans in accordance with SFAS 123, the fair value recognition method would have had no material effect on the consolidated financial statements for the first half of 2005. Since all stock options are vested, SFAS 123R applies to all outstanding options and restricted stock.

Prior to the adoption of SFAS 123R, the Company presented the benefit of all tax deductions resulting from the exercise of stock options and restricted stock awards as operating cash flows in the consolidated statements of cash flows. SFAS 123R requires the benefits of tax deductions in excess of grant-date fair value be reported as a financing cash flow, rather than as an operating cash flow. Excess tax benefits of $63,000 and $73,000, which were classified as a financing cash inflow in the second quarter and first half of 2006, respectively, would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

Changes in stock options are as follows:

	12 Weeks Ended July 22, 2006		24 Weeks Ended July 22, 2006
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Balance at beginning of period	117,657	$19.69	126,020	$20.02
Granted	-	-	-	-
Cancelled or expired	(45,570)	25.94	(53,933)	25.75
Exercised	(12,531)	16.22	(12,531)	16.22
Balance at end of period	59,556	15.63	59,556	15.63
Reserved for future grants at quarter-end	1,020,639
Exercisable	59,556

The following table summarizes information about stock options outstanding at July 22, 2006:

	Options Outstanding and Exercisable
		Weighted-Average
		Remaining Contractual	Weighted-Average
Range of Exercise Prices	Shares	Life (Years)	Exercise Price
$12.96 - $13.99	27,582	2.90	$13.02
$16.50 - $20.45	28,758	2.70	17.10
$24.88	3,216	2.08	24.88
Total	59,556

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

Changes in restricted stock are as follows:

The weighted average remaining vesting period of nonvested restricted stock as of July 22, 2006 is 11.5 months.

	12 Weeks Ended July 22, 2006		24 Weeks Ended July 22, 2006
		Weighted-Average		Weighted-Average
	Shares	Grant-date Value	Shares	Grant-date Value
Nonvested stock, beginning of period	65,426	$17.56	29,727	$17.20
Granted	-	-	44,207	17.75
Vested	(527)	18.95	(8,938)	15.64
Forfeited	(406)	17.50	(503)	17.10
Nonvested stock, end of period	64,493	17.79	64,493	17.79
Reserved for future grants at quarter-end	224,149
Stock-based compensation expense related
to restricted stock		$223,485		$370,503

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

NOTE 5 -	EMPLOYEE BENEFIT PLANS

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

The following table sets forth the components of net periodic benefit cost for the defined benefit plans:

	12 Weeks Ended
	Pension Plan		Supplemental Retirement Plan
thousands	July 22, 2006	July 23, 2005	July 22, 2006	July 23, 2005

Components of net periodic benefit costs:
Service cost	$97	$117	$17	$26
Interest cost	660	651	46	57
Expected return on plan assets	(647)	(644)	-	-
Amortization of prior service cost	10	10	7	7
Amortization of net (gain) loss	249	222	(5)	(4)

Net periodic benefit cost	$369	$356	$65	$86

	24 Weeks Ended
	Pension Plan		Supplemental Retirement Plan
thousands	July 22, 2006	July 23, 2005	July 22, 2006	July 23, 2005

Components of net periodic benefit costs:
Service cost	$194	$234	$34	$52
Interest cost	1,320	1,302	92	114
Expected return on plan assets	(1,294)	(1,288)	-	-
Amortization of prior service cost	20	20	14	14
Amortization of net (gain) loss	498	444	(10)	(8)

Net periodic benefit cost	$738	$712	$130	$172

The Company does not anticipate making a contribution to the pension plan in 2006.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

NOTE 6 -	CONTINGENCIES

Standby Letters of Credit

As of July 22, 2006, the Company had outstanding standby letters of credit in the principal amount of $5.9 million primarily used in conjunction with the Company’s self-insurance programs.

Litigation

The Company is a defendant in various lawsuits. It is the opinion of management that the ultimate liability, if any, resulting from such lawsuits, will not materially affect the consolidated financial position or results of operations of the Company.

Contingent Lease Obligations

As is more fully described in Note 13 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended February 4, 2006, in July 2001, the Company completed the sale of its Wall Décor segment, Prints Plus, which included the ongoing guarantee of certain operating real estate leases representing Prints Plus store locations. During the Company’s 2004 fourth quarter, Prints Plus filed a voluntary petition for relief in the United States Bankruptcy Court for the District of Massachusetts (the “Bankruptcy Court”) under Chapter 11 of the United States Bankruptcy Code. As the total guarantee related to these leases has decreased with the passage of time, the payment of rents by Prints Plus and the settlement by the Company of certain leases rejected in bankruptcy, the related liability was reduced by $300,000 during the first quarter of 2006 to reflect management’s revised estimates of the remaining potential loss. As of July 22, 2006, the maximum future obligation to the Company under its remaining operating lease guarantees is $2.2 million.

As part of Prints Plus’ reorganization efforts and to assist it in obtaining debtor-in-possession financing, in 2005, the Company guaranteed $300,000 of the facility by posting a letter of credit with the lender. On May 10, 2006, Prints Plus, as a result of the withdrawal of a potential equity investor, which was an integral part of its reorganization efforts, filed a motion with the Bankruptcy Court requesting authorization to, among other things, conduct a going out of business sale, which was approved. In addition, partially as a result of poor March and April 2006 sales performance, Prints Plus was declared in default of its debtor-in-possession financing facility and the Company’s $300,000 letter of credit was drawn by the lender.

In conjunction with the above-mentioned reorganization efforts, on February 28, 2006, Prints Plus (the “Debtor”) filed a disclosure statement and proposed plan of reorganization with the Bankruptcy Court. On April 7, 2006, Prints Plus filed amendments to those documents (the “Plan Documents”). In the Plan Documents, the Debtor states that the Debtor and its bankruptcy estate may have potential claims against the Company under Chapter 5 of the United States Bankruptcy Code (the “Alleged Claims” or the “Unasserted Claims”). The Plan Documents do not specify the precise nature of the Alleged Claims, nor do they specify a particular amount of liability associated with the Alleged Claims. In exchange for a $50,000 payment to the Debtor and the release of the Company’s $300,000 priority bankruptcy claim related to the above-mentioned letter of credit draw, the Company has settled all potential claims, including the “Alleged Claims” and the “Unasserted Claims”, with the estate.

NOTE 7 -	STRATEGIC ALTERNATIVE REVIEW

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

EXECUTIVE OVERVIEW

The Company’s Operations

CPI Corp. is a long-standing leader, based on sittings and related revenues, in the professional portrait photography of young children and families. From a single studio opened by our predecessor company in 1942, we have grown to 1,048 studios throughout the United States, Canada and Puerto Rico principally under license agreements with Sears. We have provided professional portrait photography for Sears’ customers since 1959 and have been the only Sears portrait studio operator since 1986.

As of the end of the first half in fiscal 2006 and 2005, the Company’s studio counts were:

	July 22, 2006	July 23, 2005

United States and Puerto Rico:
Within full-line Sears stores	857	860
Locations not within Sears stores	37	40
Within Sears Essential/Grand stores	40	18

Canada	114	116

Total	1,048	1,034

RESULTS OF OPERATIONS

A summary of consolidated results of operations and key statistics follows:
	12 Weeks Ended		24 Weeks Ended
	July 22, 2006	July 23, 2005	July 22, 2006	July 23, 2005
thousands, except per share data

Net sales	$56,345	$54,724	$116,014	$110,528

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	6,261	7,880	12,087	15,345
Cost of sales as a percentage of net sales	11.1%	14.4%	10.4%	13.9%
Gross margin as a percentage of net sales	88.9%	85.6%	89.6%	86.1%
Selling, general and administrative expenses	44,400	45,178	90,540	92,309
Selling, general and administrative expenses as a percentage of sales	78.8%	82.6%	78.0%	83.5%
Depreciation and amortization	4,046	4,776	8,232	9,049
Other charges and impairments	143	1,467	534	1,576
	54,850	59,301	111,393	118,279

Earnings (loss) from operations	1,495	(4,577)	4,621	(7,751)

Interest expense	559	409	1,124	860
Interest income	103	145	160	320
Lease guarantee reserve reduction	-	-	300	-
Other income, net	27	37	67	209

Earnings (loss) before income tax expense (benefit)	1,066	(4,804)	4,024	(8,082)
Income tax expense (benefit)	426	(1,787)	1,540	(3,007)

NET EARNINGS (LOSS)	$640	$(3,017)	$2,484	$(5,075)

Net earnings (loss) per share - diluted	$0.10	$(0.38)	$0.39	$(0.65)

12 weeks ended July 22, 2006 compared to 12 weeks ended July 23, 2005

The Company reported net income for the 12-week second quarter ended July 22, 2006 of $640,000 or $0.10 per diluted share compared to a net loss of $3.0 million or ($0.38) per diluted share for the comparable quarter of fiscal 2005. As a result of the completion of the Company’s Dutch Auction self-tender offer in February 2006, diluted weighted average shares outstanding declined to 6.4 million shares for the 2006 second quarter from 7.8 million shares in the comparable quarter of the prior year. The overall results for the second quarter of 2005 were impacted by the recording of other charges and impairments totaling $921,000 on an after-tax basis related principally to executive retirements.

Net sales totaled $56.3 million and $54.7 million in the second quarter of fiscal 2006 and 2005, respectively.

•
Net sales for the second quarter of 2006 increased $1.6 million or 3% to $56.3 million from the $54.7 million reported in the second quarter of 2005. This increase resulted from a 32% increase in average sales per customer sitting partially offset by a 22% decrease in customer sittings.

The Company believes that its significant increase in average sale per customer sitting is principally attributable to its customers’ positive response to the differentiated value proposition created in the digital studio environment, higher priced and added value upsell offers which were implemented in the second half of 2005, and suppression of mailings to low-spending customers. The digital conversion, in particular, has enabled the Company to improve the customer experience and offer an expanded assortment of higher value, new and specialty products and services including, for example, various digitally enhanced products, portraits on CD, and on-site printing.

The rate of sittings decline experienced in the second quarter of 2006 compared to the comparable quarter of 2005 was largely the expected result of higher pricing in the first and second quarters of 2006 versus the prior year as a result of the continuation of price changes initiated by the Company beginning in the second half of 2005 in connection with the digital conversion. The sittings decline is also significantly attributable to the Company’s decision to reduce marketing directed at customer segments deemed to be marginal and unprofitable.

Costs and expenses were $54.9 million in the second quarter of 2006, compared with $59.3 million in the comparable prior year period.

•
Cost of sales, excluding depreciation and amortization expense, was $6.3 million in the second quarter of 2006 compared with $7.9 million in the comparable prior year period. Cost of sales, as a percentage of net sales was 11.1% in the second quarter of 2006, compared to 14.4% in the comparable quarter of 2005. Correspondingly, gross margin rates were 88.9% and 85.6% in the second quarter of 2006 and 2005, respectively. The decrease in cost of sales, despite higher sales, resulted principally from lower overall production levels due to the decline in sittings, improved manufacturing productivity resulting from experience gained from operating in a full digital environment in 2005 and savings on film and shipping costs that resulted from the completion of the digital conversion in the second half of fiscal 2005. These decreases were partially offset by additional costs incurred related to increased same-day, in-studio fulfillment of portrait orders and increased sales of large format, specialty products not previously available in the analog film environment.

•
Selling, general and administrative (“SG&A”) expenses were $44.4 million and $45.2 million for second quarter of 2006 and 2005, respectively. As a percentage of sales, these expenses were 78.8% in 2006 and 82.6% in 2005.

Selling, general and administrative expenses decreased primarily as a result of reduced advertising spending of $964,000, reduced travel related to the 2005 digital conversion of $230,000 and reductions totaling $356,000 in various other expense categories resulting from the Company’s on-going cost containment efforts. The decreased second quarter advertising spend resulted from the ongoing implementation of new marketing strategies developed in the second half of 2005 designed to improve the efficiency and productivity of the Company’s customer acquisition and retention activities. Specifically, by devising new segmentation methods that better utilize its customer database and third-party information, the Company has been able to reduce and reallocate its marketing dollars to more efficient direct marketing vehicles. These decreases were partially offset by an increase of $253,000 in sales commissions paid to Sears resulting from higher sales and an increase in the employee medical insurance costs of $499,000 principally related to higher claims in 2006 compared to historically low claims in the second quarter of 2005.

•
Depreciation and amortization was $4.0 million in the second quarter of 2006, compared to $4.8 million in the comparable quarter of 2005. The decrease in depreciation and amortization is principally attributable to the slow down in capital spending in the fourth quarter of 2005 and the first two quarters of 2006 following the significant digital investment made in 2004 and the first three quarters of 2005.

•
Other charges and impairments reflect costs incurred from strategic actions implemented by the Company to restructure its operations, costs that are unpredictable and atypical of the Company’s operations and additional charges due to asset impairments. In the second quarter of 2006 and 2005, the Company recognized $143,000 and $1.5 million, respectively, in other charges and impairments. The 2006 second quarter amounts relate principally to costs incurred to date in conjunction with the Company’s previously-announced review of strategic alternatives. The 2005 second quarter expense represented $1.2 million of severance and related costs, $254,000 related to the obsolescence of certain legacy equipment and a net of $39,000 related to contract terminations and settlements.

•
Interest expense was $559,000 in the second quarter of 2006 compared to $409,000 in the comparable period of the prior year. The increase in interest expense is primarily the result of increased amortization of debt financing fees resulting from 2005 refinancing activities along with increased average borrowings in the first half of 2006 as compared to the same period of 2005.

•
Interest income was $103,000 in the second quarter of 2006 compared to $145,000 in the second quarter of 2005. This decrease is primarily attributable to lower invested balances subsequent to the purchase of stock in the Dutch Auction self-tender offer for $32.5 million which was funded in early February 2006. This decrease is partially offset by higher interest rates.

•
Income tax expense was $426,000 in the second quarter of 2006 as compared to a benefit of $1.8 million in the first quarter of 2005. The resulting effective tax rates were 40.0% in 2006 and 37.2% in 2005. Certain non-deductible expenses have resulted in increased effective rates for the second quarter of 2006.

24 weeks ended July 22, 2006 compared to 24 weeks ended July 23, 2005

The Company reported net income for the 24-week first half of 2006 of $2.5 million, or $0.39 per diluted share, compared to a net loss of $5.1 million, or $0.65 per diluted share, for the comparable first half of fiscal 2005. As a result of the completion of the Company’s Dutch Auction self-tender offer in February 2006, diluted weighted average shares outstanding declined to 6.4 million shares for the 2006 first half from 7.8 million shares in the comparable half of the prior year. The first half of 2005 was impacted by the recording of other charges and impairments totaling $1.6 million, $989,000 on an after-tax basis, or $0.13 per diluted share, relating principally to repositioning of the executive management team, including separation costs associated with two executive retirements.

Net sales totaled $116.0 million and $110.5 million in the first half of fiscal 2006 and 2005, respectively.

•	Net sales for the first half of 2006 increased $5.5 million or 5% to $116.0 million from the $110.5 million reported in the first half of 2005.

The increase in first half 2006 sales is due principally to an increase in average sale per customer sitting of approximately 36% offset only partially by a 23% decline in overall sittings.

The Company believes that its significant increase in average sale per customer sitting is principally attributable to its customers’ positive response to the differentiated value proposition created in the digital studio environment, higher priced and added value upsell offers which were implemented in the second half of 2005, and suppression of mailings to low-spending customers. The digital conversion, in particular, has enabled the Company to improve the customer experience and offer an expanded assortment of higher value, new and specialty products and services including, for example, various digitally enhanced products, portraits on CD, and on-site printing.

The rate of sittings decline experienced in the first half of 2006 compared to the first half of 2005 was largely the expected result of higher pricing in the first and second quarters of 2006 versus the prior year as a result of the continuation of price changes initiated by the Company beginning in the second half of 2005 in connection with the digital conversion. The sittings decline is also significantly attributable to the Company’s decision to reduce marketing directed at customer segments deemed to be marginal and unprofitable.

Costs and expenses were $111.4 million in the first half of 2006, compared with $118.3 million in the comparable prior year.

•
Cost of sales, excluding depreciation and amortization expense, was $12.1 million in the first half of 2006 compared with $15.3 million in the comparable prior year period. Cost of sales as a percentage of net sales was 10.4% and 13.9% in the first half of 2006 and 2005, respectively. Correspondingly, gross margin rates were 89.6% and 86.1% in the comparable periods. The decrease in cost of sales, despite higher sales, resulted principally from lower overall production levels due to the decline in sittings, improved manufacturing productivity resulting from experience gained from operating in a full digital environment in 2005 and savings on film and shipping costs that resulted from the completion of the digital conversion in the second half of fiscal 2005. Additionally, the Company experienced significantly lower workers compensation expense in the first half of 2006 as compared to 2005. These decreases were partially offset by additional costs incurred related to increased same-day, in-studio fulfillment of portrait orders and increased sales of large format, specialty products not previously available in the analog film environment.

•
Selling, general and administrative (“SG&A”) expenses were $90.5 million and $92.3 million for the first half of 2006 and 2005, respectively. As a percentage of sales, these expenses were 78.0% in 2006 and 83.5% in 2005.

Selling, general and administrative expenses decreased primarily as a result of reduced advertising spending of $1.9 million, reduced travel related to the 2005 digital conversion of $338,000 and reductions totaling $901,000 in various other expense categories resulting from the Company’s on-going cost containment efforts. The decreased first half advertising spend resulted from the ongoing implementation of new marketing strategies developed in the second half of 2005 designed to improve the efficiency and productivity of the Company’s customer acquisition and retention activities. Specifically, by devising new segmentation methods that better utilize its customer database and third-party information, the Company has been able to reduce and reallocate its marketing dollars to more efficient direct marketing vehicles. These decreases were partially offset by an increase of $812,000 in sales commissions paid to Sears resulting from higher sales and an increase in the employee medical insurance costs of $537,000 principally related to higher claims in 2006 compared to historically low claims in the second quarter of 2005.

•
Depreciation and amortization was $8.2 million in the first half of 2006, compared to $9.0 million in the comparable half of 2005. The decrease in depreciation and amortization is principally attributable to the slow down in capital spending in the fourth quarter of 2005 and the first two quarters of 2006 following the significant digital investment made in 2004 and first three quarters of 2005.

•
Other charges and impairments reflect costs incurred from strategic actions implemented by the Company to restructure its operations, costs that are unpredictable and atypical of the Company’s operations and additional charges due to asset impairments. In the first half of 2006 and 2005, the Company recognized $534,000 and $1.6 million, respectively, in other charges and impairments. Charges in 2006 represents $179,000 of charges related to the write off of certain legacy equipment that will no longer be used in the business, $249,000 related to executive retirements and repositioning and $106,000 of consulting and legal services in connection with the strategic alternative review. Charges in 2005 included reserves for severance and related costs ($1.3 million), impairment charges ($254,000) and contract terminations and settlements ($14,000).

•
Interest expense was $1.1 million in the first half of 2006 compared to $860,000 in the comparable half of the prior year. The increase in interest expense is primarily the result of increased amortization of debt financing fees resulting from 2005 refinancing activities along with increased average borrowings in the first half of 2006 as compared to the same period of 2005.

•
Interest income was $160,000 in the first half of 2006 compared to $320,000 in the first half of 2005.  This decrease is primarily attributable to lower invested balances subsequent to the purchase of stock in the Dutch Auction self-tender offer for $32.5 million which was funded in early February 2006. This decrease is partially offset by higher interest rates.

•
The lease guarantee reserve reduction recorded in the first quarter of 2006 represents a partial reversal of reserves initially recorded in 2004 related to an investment in and operating lease guarantees associated with the Company’s former Wall Décor segment, Prints Plus, which were necessitated by the significant deteriorating financial performance of Prints Plus. As the total guarantee related to these leases has decreased with the passage of time, the payment of rents by Prints Plus and the settlement by the Company of certain leases rejected in bankruptcy, the related liability has been reduced to reflect management’s revised estimate of remaining potential loss. This reserve is more fully discussed in Note 6 in the accompanying Notes to Interim Condensed Consolidated Financial Statements.

▪
Income tax expense was $1.5 million for the first half of 2006 compared to a benefit of $3.0 million in the first half of 2005. The resulting effective tax rates were 38.3% in 2006 and 37.2% in 2005. Certain non-deductible expenses have resulted in increased effective rates for the first half of 2006.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our cash flows for the first half of 2006 and 2005:
	24 Weeks Ended
thousands	July 22, 2006	July 23, 2005

Net cash (used in) provided by:
Operating activities	$13,050	$(759)
Financing activities	(38,592)	(4,811)
Investing activities	(1,629)	(13,636)
Effect of exchange rate changes on cash	-	147

Net decrease in cash	$(27,171)	$(19,059)

Net Cash Provided By (Used In) Operating Activities

Net cash provided by operating activities was $13.1 million during the first half of 2006 compared to net cash used in operating activities of $759,000 in the comparable period of 2005. Cash flows in the first half of 2006 exceeded the first half of 2005 levels primarily due to improved operating results and the timing of payments related to changes in various balance sheet accounts totaling $13.2 million and increased tax refunds of $1.0 million. Offsetting these positive impacts are payments of $357,000 relating to the settlement of potential future claims in connection with the Prints Plus bankruptcy proceedings as more fully described in Note 6 to the Interim Condensed Consolidated Financial Statements.

Net Cash Used In Financing Activities

Net cash used in financing activities was $38.6 million in the first half of 2006 compared to $4.8 million in the comparable prior year period. The increase in cash used in the first half of 2006 relates primarily to the purchase of 1,658,607 shares of stock and related costs totaling $32.5 million on February 8, 2006 in conjunction with the Company’s Dutch Auction self-tender offer. Additionally, during the first half of 2005 there was a reduction of $6.2 million in restricted cash representing collateral for outstanding letters of credit.  These impacts were partially offset by lower debt repayments in the first half of 2006 as compared to 2005 totaling $4.4 million resulting from 2005 refinancing activities and lower dividend payments in 2006 as compared to 2005 of $479,000 resulting from the reduction in outstanding shares from the self-tender offer discussed above.

At July 22, 2006, the Company had $20.8 million outstanding under its existing Credit Agreement. The Company was in compliance with all the covenants under its Credit Agreement as of July 22, 2006.

Net Cash Used In Investing Activities

Net cash used in investing activities was $1.6 million during the first half of 2006 as compared to $13.6 million during the first half of 2005. This was primarily driven by a $12.1 million decrease in capital expenditures during the first half of 2006, resulting from the Company’s completion in late 2005 of its conversion of all U.S. studios to digital technology.

Off-Balance Sheet Arrangements

Other than stand-by letters of credit to support various self-insurance programs and the ongoing guarantee of certain operating real estate leases of Prints Plus, both of which are more fully discussed in the following Contingencies section, the Company has no additional off-balance sheet arrangements.

Contingencies

The Company uses stand-by letters of credit to support its various self-insurance programs. As of July 22, 2006, the Company had stand-by letters of credit outstanding in the principal amount of $5.9 million.

As is more fully described in Note 13 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended February 4, 2006, in July 2001, the Company completed the sale of its Wall Décor segment, Prints Plus, which included the ongoing guarantee of certain operating real estate leases representing Prints Plus store locations. During the Company’s 2004 fourth quarter, Prints Plus filed a voluntary petition for relief in the United States Bankruptcy Court for the District of Massachusetts (the “Bankruptcy Court”) under Chapter 11 of the United States Bankruptcy Code. As the total guarantee related to these leases has decreased with the passage of time, the payment of rents by Prints Plus and the settlement by the Company of certain leases rejected in bankruptcy, the related liability was reduced by $300,000 during the first quarter of 2006 to reflect management’s revised estimates of the remaining potential loss. As of July 22, 2006, the maximum future obligation to the Company under its remaining operating lease guarantees is $2.2 million.

As part of Prints Plus’ reorganization efforts and to assist it in obtaining debtor-in-possession financing, in 2005, the Company guaranteed $300,000 of the facility by posting a letter of credit with the lender. On May 10, 2006, Prints Plus, as a result of the withdrawal of a potential equity investor, which was an integral part of its reorganization efforts, filed a motion with the Bankruptcy Court requesting authorization to, among other things, conduct a going out of business sale, which was approved. In addition, partially as a result of poor March and April 2006 sales performance, Prints Plus was declared in default of its debtor-in-possession financing facility and the Company’s $300,000 letter of credit was drawn by the lender.

In conjunction with the above-mentioned reorganization efforts, on February 28, 2006, Prints Plus (the “Debtor”) filed a disclosure statement and proposed plan of reorganization with the Bankruptcy Court. On April 7, 2006, Prints Plus filed amendments to those documents (the “Plan Documents”). In the Plan Documents, the Debtor states that the Debtor and its bankruptcy estate may have potential claims against the Company under Chapter 5 of the United States Bankruptcy Code (the “Alleged Claims” or the “Unasserted Claims”). The Plan Documents do not specify the precise nature of the Alleged Claims, nor do they specify a particular amount of liability associated with the Alleged Claims. In exchange for a $50,000 payment to the Debtor and the release of the Company’s $300,000 priority bankruptcy claim related to the above-mentioned letter of credit draw, the Company has settled all potential claims, including the “Alleged Claims” and the “Unasserted Claims”, with the estate.

Liquidity

Cash flows from operations, cash and cash equivalents and the seasonal borrowing capacity under the revolving portion of the Company’s Credit Agreement, represent expected sources of funds in 2006 to meet our obligations and commitments, including debt service, annual dividends to shareholders, planned capital expenditures which are estimated to be less than $4.5 million in fiscal 2006 and normal operating needs.

ACCOUNTING PRONOUNCEMENTS AND POLICIES

Adoption of New Accounting Standards

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the financial impact of FIN 48 on its consolidated condensed financial statements.

In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes. This issue will not impact the method for recording these sales taxes in the Company’s consolidated financial statements.

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

Application of Critical Accounting Policies

The Company’s significant accounting policies are discussed in the Notes to the Consolidated Financial Statements that are included in the CPI Corp. 2005 Annual Report on Form 10-K that is filed with the Securities and Exchange Commission. In most cases, the accounting policies utilized by the Company are the only ones permissible under Generally Accepted Accounting Principles for businesses in our industry. However, the application of certain of these policies requires significant judgments or a complex estimation process that can affect the results of operations and financial position of the Company, as well as the related footnote disclosures. The Company bases its estimates on historical experience and other assumptions that it believes are reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known. The accounting policies and estimates that can have a significant impact on the operating results, financial position and footnote disclosures of the Company are described in the Management Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2005 Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The statements contained in this report, and in particular in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995, and involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements, such as the Company’s outlook for portrait studios, future cash requirements, compliance with debt covenants, valuation allowances, reserves for charges and impairments and capital expenditures, are only predictions or expectations; actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to: the Company’s dependence on Sears, the approval of our business practices and operations by Sears, the termination, breach or increase of the Company’s expenses by Sears or Sears Canada under our license agreements, customer demand for the Company’s products and services, manufacturing interruptions, dependence on certain suppliers, competition, dependence on key personnel, fluctuations in operating results, a significant increase in piracy of the Company’s photographs, widespread equipment failure and compliance with debt covenants, the impact of the Company’s strategic alternative process on its business and other risks as may be described in the Company’s filings with the Securities and Exchange Commission, including its Form 10-K for the year ended February 4, 2006. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” included in the Company’s 2005 Annual Report on Form 10-K that is filed with the Securities and Exchange Commission. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign exchange rates and are minimal. At July 22, 2006, the Company’s debt obligations have floating interest rates. The impact of a 1% change in interest rates affecting the Company’s debt would increase or decrease interest expense by approximately $250,000. The Company’s exposure to changes in foreign exchange rates relative to the Canadian operations is minimal, as Canadian operations constitute only 10.0% of the Company’s total assets and 7.6% of the Company’s total sales as of and for the twenty-four weeks ended July 22, 2006.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 22, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Results of Votes of Security Holders

The 2006 Annual Meeting of Stockholders was held in St. Louis, Missouri on Wednesday, June 7, 2006. The following items were voted on and the results are listed below:

1	The following individuals were re-elected to the Company’s Board of Directors:

Name	Shares For	Shares Withheld

James J. Abel	5,953,375	27,695
Michael S. Koeneke	5,953,308	27,762
David M. Meyer	5,953,375	27,695
Mark R. Mitchell	5,948,308	32,762
John Turner White IV	5,948,375	32,695

2.	The Board of Directors’ appointment of KPMG LLP to audit the Company’s financial statements for the 2006 fiscal year:

For	Against	Abstain

5,978,050	651	2,368

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

Dated: August 25, 2006

By:	/s/ Dale Heins
Dale Heins
Vice President, Corporate Controller (Principal Accounting Officer)

Dated: August 25, 2006

CPI CORP.
E-1
EXHIBIT INDEX

3.2	By-Laws of CPI Corp., restated as of June 7, 2006

10.61
Letter from the Company regarding Supplemental Retirement Benefits, dated June 28, 2006, delivered to Richard Tarpley, incorporated by reference to CPI Corp.’s Form 8-K, Exhibit 10.61, filed July 5, 2006.

10.62
Letter from the Company regarding Supplemental Retirement Benefits, dated June 28, 2006, delivered to Jane E. Nelson, incorporated by reference to CPI Corp.’s Form 8-K, Exhibit 10.62, filed July 5, 2006.

10.63	Amendment dated August 18, 2006 to Sears License Agreement between CPI Corp. and Sears Canada Inc.

11.1	Computation of Per Share Earnings (Loss) - Diluted - for the 12 and 24 weeks ended July 22, 2006 and July 23, 2005

11.2	Computation of Per Share Earnings (Loss) - Basic - for the 12 and 24 weeks ended July 22, 2006 and July 23, 2005

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934 by the President and Chief Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934 by the Executive Vice President, Finance and Chief Financial Officer

32.0
Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the President and
Chief Executive Officer and the Executive Vice President, Finance and Chief Financial Officer