Form 10-Q
period 2006-11-11
CPI CORP
filed 2006-12-20
CIK 25354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                                 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 11, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

                                                 Commission File Number 1-10204

CPI Corp.
(Exact name of registrant as specified in its charter)

Delaware	43-1256674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1706 Washington Ave., St. Louis, Missouri	63103
(Address of principal executive offices)	(Zip Code)

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

As of December 15, 2006, the Registrant had 6,354,565 common shares outstanding.

CPI CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
16 and 40 Weeks ended November 11, 2006

PART I.	FINANCIAL INFORMATION	Page

PART II.	OTHER INFORMATION

Item 6.	Exhibits	21

Signatures	22

Exhibit Index	23

CPI CORP.
Interim Condensed Consolidated Balance Sheets - Assets
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	November 11, 2006	February 4, 2006
thousands	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$5,852	$34,269
Restricted cash	1,000	1,000
Accounts receivable:
Due from licensor stores	14,936	7,944
Other	40	289
Inventories	10,461	9,271
Prepaid expenses and other current assets	9,655	4,958
Deferred tax assets	9,360	11,898

Total current assets	51,304	69,629

Property and equipment:
Land	2,765	2,765
Building improvements	26,485	26,472
Leasehold improvements	4,565	4,531
Photographic, sales and manufacturing equipment	124,908	126,132
Total	158,723	159,900
Less accumulated depreciation and amortization	128,483	118,618
Property and equipment, net	30,240	41,282
Assets of business transferred under contractual arrangements:
Preferred security	-	7,000
Accrued dividends on preferred security	-	1,317
Impairment reserve related to preferred security interest	-	(8,317)
Other investments - supplemental retirement plan	3,616	3,706
Deferred tax assets	9,774	7,727
Other assets, net of amortization of $1,359 at both November 11, 2006 and February 4, 2006	1,158	1,317

TOTAL ASSETS	$96,092	$123,661

See accompanying footnotes.

CPI CORP.
Interim Condensed Consolidated Balance Sheets - Liabilities and Stockholders’ Equity (Deficit)

	November 11, 2006	February 4, 2006
thousands, except share and per share data	(Unaudited)

LIABILITIES
Current Liabilities:
Current maturities of long-term debt	$8,333	$8,333
Accounts payable	13,282	9,068
Accrued employment costs	12,743	13,016
Customer deposit liability	22,087	18,315
Income taxes payable	1,360	1,263
Sales taxes payable	2,458	2,435
Accrued advertising expenses	2,099	768
Accrued expenses and other liabilities	3,955	5,066

Total current liabilities	66,317	58,264

Long-term debt, less current maturities	11,833	15,747
Accrued pension obligations	17,043	15,813
Supplemental retirement plan obligations	3,837	3,833
Customer deposit liability	2,557	3,335
Other liabilities	434	559

Total liabilities	102,021	97,551

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par value, 1,000,000 shares authorized; no shares outstanding	-	-
Preferred stock, Series A, no par value, 200,000 shares authorized; no shares
outstanding	-	-
Common stock, $0.40 par value, 50,000,000 shares authorized; 16,972,497 and 18,569,964
shares outstanding at November 11, 2006 and February 4, 2006, respectively	6,789	7,428
Additional paid-in capital	24,702	55,588
Retained earnings	206,682	208,183
Accumulated other comprehensive loss	(11,052)	(11,171)
	227,121	260,028

Treasury stock - at cost, 10,617,932 and 10,639,543 at November 11, 2006 and
February 4, 2006, respectively	(233,050)	(233,541)
Unamortized deferred compensation-restricted stock	-	(377)

Total stockholders' equity (deficit)	(5,929)	26,110

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$96,092	$123,661

See accompanying footnotes

CPI CORP.
Interim Condensed Consolidated Statements of Operations
(Unaudited)

	16 Weeks Ended		40 Weeks Ended
	November 11, 2006	November 12, 2005	November 11, 2006	November 12, 2005
thousands, except share and per share data

Net sales	$77,050	$78,470	$193,064	$188,999

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	8,454	9,833	20,541	25,178
Selling, general and administrative expenses	64,563	66,231	155,103	158,540
Depreciation and amortization	5,086	6,209	13,318	15,258
Other charges and impairments	678	803	1,212	2,379
	78,781	83,076	190,174	201,355

(Loss) earnings from operations	(1,731)	(4,606)	2,890	(12,356)

Interest expense	698	440	1,822	1,300
Interest income	172	91	332	411
Lease guarantee reserve reduction	587	-	887	-
Other income, net	25	20	92	228

(Loss) earnings before income tax (benefit) expense	(1,645)	(4,935)	2,379	(13,017)
Income tax (benefit) expense	(694)	(1,837)	846	(4,844)

NET (LOSS) EARNINGS	$(951)	$(3,098)	$1,533	$(8,173)

NET (LOSS) EARNINGS PER COMMON SHARE

Net (loss) earnings per share - diluted	$(0.15)	$(0.39)	$0.24	$(1.04)

Net (loss) earnings per share - basic	$(0.15)	$(0.39)	$0.24	$(1.04)

Dividends per share	$0.16	$0.16	$0.48	$0.48

Weighted average number of common and common equivalent
shares outstanding - diluted	6,350,887	7,871,465	6,373,883	7,846,450

Weighted average number of common and common equivalent
shares outstanding - basic	6,350,887	7,871,465	6,352,506	7,846,450

See accompanying footnotes.

CPI CORP.
Interim Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
(Unaudited)

Forty weeks ended November 11, 2006

				Accumulated		Deferred
		Additional		other	Treasury	compensation-
thousands, except share and per share data	Common	paid-in	Retained	comprehensive	stock,	restricted
	Stock	capital	Earnings	loss	at cost	stock	Total

Balance at February 4, 2006	$7,428	$55,588	$208,183	$(11,171)	$(233,541)	$(377)	$26,110

Net earnings	-	-	1,533	-	-	-	1,533
Total other comprehensive
income, net of tax effect	-	-	-	119	-	-	119
Total comprehensive income							1,652
Purchase of treasury stock	-	-	-	-	(32,628)	-	(32,628)
Retirement of 1,658,607 common
shares acquired through
Dutch Auction self-tender offer	(663)	(31,875)	-	-	32,538	-	-
Issuance of common stock to
employee benefit plans,
restricted stock awards, option
exercises and an option modification
(87,568 shares)	24	437	-	-	581	-	1,042
Stock-based compensation
recognized	-	591	-	-	-	-	591
Excess tax benefit related to
stock-based compensation	-	338	-	-	-	-	338
Dividends ($0.48 per
common share)	-	-	(3,034)	-	-	-	(3,034)
Reclassification of deferred
compensation account
upon adoption of SFAS 123R	-	(377)	-	-	-	377	-

Balance at November 11, 2006	$6,789	$24,702	$206,682	$(11,052)	$(233,050)	$-	$(5,929)

See accompanying footnotes.

CPI CORP.
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	40 Weeks Ended
thousands	November 11, 2006	November 12, 2005

Reconciliation of net earnings (loss) to cash flows provided by (used in) operating activities:

Net earnings (loss)	$1,533	$(8,173)

Adjustments for items not (providing) requiring cash:
Depreciation and amortization	13,318	15,258
Stock-based compensation expense	591	672
Loss on disposition of property, plant and equipment	204	374
Deferred income tax provision	877	(3,226)
Pension, supplemental retirement plan and profit sharing expense	1,907	1,978
Lease guarantee reserve reduction	(887)	-
Other	378	200

Increase (decrease) in cash flow from operating assets and liabilities:
Receivables and inventories	(7,933)	(9,609)
Prepaid expenses and other current assets	(4,172)	(53)
Accounts payable	4,214	(1,064)
Contribution to pension plan	-	(2,050)
Supplemental retirement plan payments	(212)	(359)
Accrued expenses and other liabilities	850	3,082
Income taxes payable	96	(1,076)
Deferred revenues and related costs	2,583	3,004
Other	(234)	354

Cash flows provided by (used in) operating activities	$13,113	$(688)

See accompanying footnotes.

CPI CORP.
Interim Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	40 Weeks Ended
thousands	November 11, 2006	November 12, 2005

Cash flows provided by (used in) operating activities	$13,113	$(688)

Cash flows (used in) provided by financing activities:
Purchase of treasury stock	(32,628)	-
Repayment of long-term obligations	(4,167)	(8,580)
Reduction in restricted cash-collateral for outstanding letters of credit	-	6,154
Cash dividends	(3,034)	(3,758)
Stock option exercises	531	119
Excess tax benefits from stock-based compensation	338	-
Other	(54)	-
Cash flows used in financing activities	(39,014)	(6,065)

Cash flows (used in) provided by investing activities:
Additions to property and equipment	(2,625)	(19,835)
Proceeds from sale of property and equipment	19	167
Increase in assets held by Rabbi Trust	(131)	(232)
Proceeds from Rabbi Trust used for supplemental retirement plan payments	221	257
Cash flows used in investing activities	(2,516)	(19,643)

Effect of exchange rate changes on cash and cash equivalents	-	297

Net decrease in cash and cash equivalents	(28,417)	(26,099)

Cash and cash equivalents at beginning of period	34,269	33,883

Cash and cash equivalents at end of period	$5,852	$7,784

Supplemental cash flow information:
Interest paid	$1,655	$959

Income taxes paid	$997	$128

Supplemental non-cash financing activities:
Issuance of treasury stock under the employee profit sharing plan	$440	$490

Issuance of restricted stock to employees and directors	$785	$1,200

Executive retirement stock option modifications	$71	$177

See accompanying footnotes.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 -	DESCRIPTION OF BUSINESS AND INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CPI Corp. (the “Company”) operates 1,045 professional portrait studios as of November 11, 2006 throughout the United States, Canada and Puerto Rico principally under license agreements with Sears, Roebuck and Co. ("Sears"). The Company also operates searsphotos.com, a vehicle for the Company’s customers to archive, share portraits via email and order additional portraits and products.

The Interim Condensed Consolidated Balance Sheet as of November 11, 2006, the related Interim Condensed Consolidated Statements of Operations for the 16 and 40 weeks ended November 11, 2006 and November 12, 2005, the Interim Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the 40 weeks ended November 11, 2006 and the Interim Condensed Consolidated Statements of Cash Flows for the 40 weeks ended November 11, 2006 and November 12, 2005, are unaudited. The interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the CPI Corp. 2005 Annual Report on Form 10-K for its fiscal year ended February 4, 2006. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

Certain reclassifications have been made to the 2005 financial statements to conform with the current year presentation.

NOTE 2 -	ADOPTION OF NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”)." SFAS 158 requires employers to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. Under SFAS 158, employers are required to measure plan assets and benefit obligations at the date of their fiscal year-end statement of financial position. SFAS 158 is effective for the Company at the end of the 2006 fiscal year. Based on the projected benefit obligations of the Company's defined benefit plan and supplemental retirement plan, which were last measured at January 1, 2006, the aggregate underfunded status of the Company's defined benefit postretirement plans at January 1, 2006 was $23.1 million and the recorded liability was $21.9 million. Based on the January 1, 2006 plan status, the Company would recognize an additional accrued benefit liability of approximately $1.2 million and eliminate an intangible asset for unrecognized prior service costs of approximately $177,000. The impact of these changes would be recognized as an adjustment to other comprehensive loss of $635,000, which is net of a $389,000 tax benefit. By the time of adoption, plan performance and actuarial assumptions could have a significant impact on the actual amounts recorded.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurement. SFAS 157 does not require any new fair value measurement and the Company is currently evaluating the impact, if any, of SFAS 157 on its financial position, results of operations and cash flows. SFAS 157 requires prospective application for fiscal years beginning after November 15, 2007.

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

In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation).” A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes. This EITF will not impact the method for recording these sales taxes in the Company’s consolidated financial statements.

NOTE 3 -	INVENTORIES

Inventories consist of:

thousands	November 11, 2006	February 4, 2006

Raw materials - paper, chemicals, film	$4,103	$4,110
Portraits in process	1,486	939
Finished portraits pending delivery	671	407
Frames and accessories	1,177	1,069
Studio supplies	2,214	2,143
Other	810	603

Total	$10,461	$9,271

These balances are net of valuation reserves totaling $57,000 and $337,000 at November 11, 2006 and February 4, 2006, respectively.

NOTE 4 -	STOCKHOLDERS’ EQUITY

Effective December 21, 2005, the Company’s Board of Directors authorized the repurchase of up to 1,500,000 shares of its common stock through a Dutch Auction self-tender offer. On February 8, 2006, the Company purchased 1,658,607 shares at $19.50 per share or a total consideration of approximately $32.4 million, which consisted of the 1,500,000 shares CPI offered to purchase in the tender offer and 158,607 shares purchased pursuant to CPI’s right to purchase up to an additional 2% of the outstanding shares as of February 1, 2006. The Company funded the purchase of shares tendered in the tender offer with a combination of cash on hand and $7 million of incremental term loan funds.

The repurchased shares were retired. Accordingly, the cost to repurchase the shares, including related transaction fees, totaling $32.5 million, were eliminated from treasury stock, common stock and additional paid-in capital, as appropriate. Had the shares from this transaction been deducted from total shares outstanding as of February 6, 2005 (the beginning of fiscal 2005), pro forma diluted loss per share would have been ($1.32) per share for the forty weeks ended November 12, 2005.

NOTE 5 -	OTHER CHARGES AND IMPAIRMENTS

Other charges and impairments totaled $678,000 for the quarter ended November 11, 2006.  The current quarter’s charges relate to reserves for severance and related costs totaling $600,000 related principally to the separation of employment of three executives, including the Company’s former CEO and costs incurred to date in conjunction with the Company’s previously-announced review of strategic alternatives of $78,000.

NOTE 6 -	STOCK-BASED COMPENSATION PLANS

At November 11, 2006, the Company had various stock-based employee compensation plans, which are described more fully in Note 9 of the Notes to the Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires companies to recognize the cost of awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). The Company adopted SFAS 123R effective February 5, 2006 using the modified prospective method and, as such, results for prior periods have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods. Prior to February 5, 2006, the fair value of restricted stock awards was expensed by the Company over the vesting period, while compensation expense for stock options was recognized over the vesting period only to the extent that the grant date market price of the stock exceeded the exercise price of the options.

Had the Company accounted for these plans in accordance with SFAS 123, the fair value recognition method would have had no material effect on the consolidated financial statements for the first three quarters of 2005. SFAS 123R applies to all outstanding options and restricted stock.

Prior to the adoption of SFAS 123R, the Company presented the benefit of all tax deductions resulting from the exercise of stock options and restricted stock awards as operating cash flows in the consolidated statements of cash flows. SFAS 123R requires the benefits of tax deductions in excess of grant-date fair value be reported as a financing cash flow, rather than as an operating cash flow. Excess tax benefits of $265,000 and $338,000, which were classified as a financing cash inflow in the third quarter and first three quarters of 2006, respectively, would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

Changes in stock options are as follows:

	16 Weeks Ended November 11, 2006		40 Weeks Ended November 11, 2006
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Balance at beginning of period	59,556	$15.63	126,020	$20.02
Granted	-	-	-	-
Cancelled or expired	-	-	(53,933)	25.75
Exercised	(21,664)	15.13	(34,195)	15.53
Balance at end of period	37,892	15.92	37,892	15.92
Reserved for future grants at quarter-end	1,020,639
Exercisable	37,892

The following table summarizes information about stock options outstanding at November 11, 2006:

	Options Outstanding and Exercisable
		Weighted-Average
		Remaining Contractual	Weighted-Average
Range of Exercise Prices	Shares	Life (Years)	Exercise Price
$12.96	10,046	0.26	$12.96
$16.50 - $20.45	27,846	2.52	16.99
Total	37,892

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

Changes in restricted stock are as follows:

	16 Weeks Ended November 11, 2006		40 Weeks Ended November 11, 2006
		Weighted-Average		Weighted-Average
	Shares	Grant-date Value	Shares	Grant-date Value
Nonvested stock, beginning of period	64,493	$17.79	29,727	$17.20
Granted	-	-	44,207	17.75
Vested	-	-	(8,938)	15.64
Forfeited	(16,760)	17.85	(17,263)	17.83
Nonvested stock, end of period	47,733	17.77	47,733	17.77
Reserved for future grants at quarter-end	240,909
Stock-based compensation expense related
to restricted stock		$220,603		$591,106

The weighted average remaining vesting period of nonvested restricted stock as of November 11, 2006 is 4.6 months.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

NOTE 7 -	EMPLOYEE BENEFIT PLANS

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

The following table sets forth the components of net periodic benefit cost for the defined benefit plans:

	16 Weeks Ended
	Pension Plan		Supplemental Retirement Plan
thousands	November 11, 2006	November 12, 2005	November 11, 2006	November 12, 2005

Components of net periodic benefit costs:
Service cost	$129	$155	$23	$35
Interest cost	880	867	61	77
Expected return on plan assets	(862)	(858)	-	-
Amortization of prior service cost	13	14	9	9
Amortization of net (gain) loss	332	294	(7)	(6)

Net periodic benefit cost	$492	$472	$86	$115

	40 Weeks Ended
	Pension Plan		Supplemental Retirement Plan
thousands	November 11, 2006	November 12, 2005	November 11, 2006	November 12, 2005

Components of net periodic benefit costs:
Service cost	$323	$389	$57	$86
Interest cost	2,200	2,169	153	192
Expected return on plan assets	(2,156)	(2,146)	-	-
Amortization of prior service cost	33	34	23	24
Amortization of net (gain) loss	830	738	(17)	(14)

Net periodic benefit cost	$1,230	$1,184	$216	$288

The Company does not anticipate making a contribution to the pension plan in 2006.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

NOTE 8 -	CONTINGENCIES

Standby Letters of Credit

As of November 11, 2006, the Company had outstanding standby letters of credit in the principal amount of $5.9 million primarily used in conjunction with the Company’s self-insurance programs.

Litigation

The Company is a defendant in various lawsuits. It is the opinion of management that the ultimate liability, if any, resulting from such lawsuits, will not materially affect the consolidated financial position or results of operations of the Company.

Contingent Lease Obligations

As is more fully described in Note 13 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended February 4, 2006, in July 2001, the Company completed the sale of its Wall Décor segment, Prints Plus, which included the ongoing guarantee of certain operating real estate leases representing Prints Plus store locations. During the Company’s 2004 fourth quarter, Prints Plus filed a voluntary petition for relief in the United States Bankruptcy Court for the District of Massachusetts (the “Bankruptcy Court”) under Chapter 11 of the United States Bankruptcy Code. As the total guarantee related to these leases has decreased with the passage of time, the payment of rents by Prints Plus and the settlement by the Company of certain leases rejected in bankruptcy, the related liability was reduced by $300,000 during the first quarter of 2006 and $587,000 in the third quarter of 2006 to reflect management’s revised estimates of the remaining potential loss. As of November 11, 2006, the maximum future obligation to the Company under its remaining operating lease guarantees is $1.2 million.

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

In conjunction with the above-mentioned reorganization efforts, on February 28, 2006, Prints Plus (the “Debtor”) filed a disclosure statement and proposed plan of reorganization with the Bankruptcy Court. On April 7, 2006, Prints Plus filed amendments to those documents (the “Plan Documents”). In the Plan Documents, the Debtor stated that the Debtor and its bankruptcy estate may have had potential claims against the Company under Chapter 5 of the United States Bankruptcy Code (the “Alleged Claims” or the “Unasserted Claims”). The Plan Documents did not specify the precise nature of the Alleged Claims, nor did they specify a particular amount of liability associated with the Alleged Claims. During the second quarter of 2006, in exchange for a $50,000 payment to the Debtor and the release of the Company’s $300,000 priority bankruptcy claim related to the above-mentioned letter of credit draw, the Company has settled all potential claims, including the “Alleged Claims” and the “Unasserted Claims”, with the estate. As a result of these transactions, the assets related to the preferred security of Prints Plus have been removed from the balance sheet.

NOTE 9 -	STRATEGIC ALTERNATIVE REVIEW

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

EXECUTIVE OVERVIEW

The Company’s Operations

CPI Corp. is a long-standing leader, based on sittings and related revenues, in the professional portrait photography of young children and families. From a single studio opened by our predecessor company in 1942, we have grown to 1,045 studios throughout the United States, Canada and Puerto Rico principally under license agreements with Sears. We have provided professional portrait photography for Sears’ customers since 1959 and have been the only Sears portrait studio operator since 1986.

As of the end of the third quarter in fiscal 2006 and 2005, the Company’s studio counts were:

	November 11, 2006	November 12, 2005

United States and Puerto Rico:
Within full-line Sears stores	856	859
Locations not within Sears stores	37	40
Within Sears Essential/Grand stores	40	36

Canada	112	115

Total	1,045	1,050

RESULTS OF OPERATIONS

A summary of consolidated results of operations and key statistics follows:

	16 Weeks Ended		40 Weeks Ended
	November 11, 2006	November 12, 2005	November 11, 2006	November 12, 2005
thousands, except per share data

Net sales	$77,050	$78,470	$193,064	$188,999

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	8,454	9,833	20,541	25,178
Cost of sales as a percentage of net sales	11.0%	12.5%	10.6%	13.3%
Gross margin as a percentage of net sales	89.0%	87.5%	89.4%	86.7%
Selling, general and administrative expenses	64,563	66,231	155,103	158,540
Selling, general and administrative expenses as a percentage of sales	83.8%	84.4%	80.3%	83.9%
Depreciation and amortization	5,086	6,209	13,318	15,258
Other charges and impairments	678	803	1,212	2,379
	78,781	83,076	190,174	201,355

(Loss) earnings from operations	(1,731)	(4,606)	2,890	(12,356)

Interest expense	698	440	1,822	1,300
Interest income	172	91	332	411
Lease guarantee reserve reduction	587	-	887	-
Other income, net	25	20	92	228

(Loss) earnings before income tax (benefit) expense	(1,645)	(4,935)	2,379	(13,017)
Income tax (benefit) expense	(694)	(1,837)	846	(4,844)

NET (LOSS) EARNINGS	$(951)	$(3,098)	$1,533	$(8,173)

Net (loss) earnings per share - diluted	$(0.15)	$(0.39)	$0.24	$(1.04)

16 weeks ended November 11, 2006 compared to 16 weeks ended November 12, 2005

The Company reported a net loss for the 16-week third quarter ended November 11, 2006 of $951,000, or ($0.15) per diluted share, compared to a net loss of $3.1 million, or ($0.39) per diluted share, for the comparable quarter of fiscal 2005. As a result of the completion of the Company’s Dutch Auction self-tender offer in February 2006, diluted weighted average shares outstanding declined to 6.4 million shares for the 2006 third quarter from 7.9 million shares in the comparable quarter of the prior year.

Net sales totaled $77.1 million and $78.5 million in the third quarter of fiscal 2006 and 2005, respectively.

•
Net sales for the third quarter of 2006 decreased $1.4 million, or 2%, to $77.1 million from the $78.5 million reported in the third quarter of 2005. This decrease resulted from a 15% decrease in customer sittings partially offset by a 16% increase in average sales per customer sitting.

The Company believes the third quarter sittings decline is principally attributable to the impact of price increases instituted in the second half of last year as well as the reduction of marketing directed at customer segments determined to be unprofitable. The Company believes the decline in sales in the third quarter is largely attributable to a shift in customer buying patterns discussed below.

The third quarter increase in average sale per customer sitting is the result of the price increases and suppression of marketing to low-spending customers discussed above as well as increased sales of higher value products and services such as digitally-enhanced and specialty portrait products, portraits on CD, and on-site printing made possible by the Company’s digital conversion.

Historically, sittings and sales have rapidly accelerated from early October through the Thanksgiving and Christmas holidays. The Company believes that this historical ramping up in sales is shifting forward as customers become more acclimated to the shorter turnaround times associated with digital fulfillment (historically, 2-3 weeks but now a week or less in a digital environment). The Company believes the reported 2006 third quarter sittings and sales have been affected significantly by this observed shift in customer activity.

Costs and expenses were $78.8 million in the third quarter of 2006, compared with $83.1 million in the comparable prior year period.

•
Cost of sales, excluding depreciation and amortization expense, was $8.5 million in the third quarter of 2006 compared with $9.8 million in the comparable prior year period. Cost of sales, as a percentage of net sales was 11.0% in the third quarter of 2006, compared to 12.5% in the comparable quarter of 2005. Correspondingly, gross margin rates were 89.0% and 87.5% in the third quarter of 2006 and 2005, respectively. The decrease in cost of sales resulted principally from lower overall production levels due to the decline in sittings and improved manufacturing productivity resulting from experience gained from operating in a full digital environment for a complete year. Additionally, the Company experienced significantly lower workers compensation expense as a result of more favorable loss experience ($298,000) in fiscal 2006 as compared to 2005. These decreases were partially offset by additional costs incurred related to increased same-day, in-studio fulfillment of portrait orders and increased sales of large format, specialty products not previously available in the analog film environment.

•
Selling, general and administrative (“SG&A”) expenses were $64.6 million and $66.2 million for the third quarter of 2006 and 2005, respectively. As a percentage of sales, these expenses were 83.8% in 2006 and 84.4% in 2005.

Selling, general and administrative expenses decreased primarily as a result of reduced advertising spending of $642,000, reduced medical insurance claims of $214,000 due to favorable 2006 third quarter claims experience as compared to the third quarter of 2005, reduced host sales commissions of $162,000 due to lower sales levels, reductions totaling $1.0 million in various other expense categories resulting primarily from the Company’s on-going cost containment efforts and non-recurring costs related to the 2005 digital conversion. The decreased advertising spend resulted from the reduction of marketing directed at customer segments determined to be unprofitable.  These decreases were offset in part by the recording of additional corporate bonus accruals of $360,000 in the third quarter of 2006 as a result of improved operating results for the first three quarters of 2006 as compared to 2005.

•
Depreciation and amortization was $5.1 million in the third quarter of 2006, compared to $6.2 million in the comparable quarter of 2005. The decrease in depreciation and amortization is principally attributable to reduced capital spending beginning in the fourth quarter of 2005 and continuing throughout 2006 following the significant digital investment made in 2004 and the first three quarters of 2005.

•
Other charges and impairments reflect costs incurred from strategic actions implemented by the Company to restructure its operations, costs that are unpredictable and atypical of the Company’s operations and additional charges due to asset impairments. In the third quarter of 2006 and 2005, the Company recognized $678,000 and $803,000, respectively, in other charges and impairments. The 2006 third quarter amounts relate to reserves for severance and related costs totaling $600,000 related principally to the separation of employment of three executives, including the Company’s former CEO and costs incurred to date in conjunction with the Company’s previously-announced review of strategic alternatives of $78,000. The 2005 third quarter expense represented additional reserves and related costs associated with ongoing litigation ($1.0 million), reduced by favorable settlements in other matters ($391,000) and coupled with write-offs and write-downs of assets in connection with the Company’s conversion to digital technology ($165,000).

•
Interest expense was $698,000 in the third quarter of 2006 compared to $440,000 in the comparable period of the prior year. The increase in interest expense is primarily the result of increased amortization of debt financing fees resulting from 2005 refinancing activities along with increased average borrowings in the third quarter of 2006 compared to the third quarter of 2005.

•
Interest income was $172,000 in the third quarter of 2006 compared to $91,000 in the third quarter of 2005. This increase is attributable to higher average balances due to more favorable operating results and lower capital expenditures in 2006 coupled with higher average interest rates.

•
The lease guarantee reserve reduction represents a partial reversal of reserves initially recorded in 2004 related to an investment in and operating lease guarantees associated with the Company’s former Wall Décor segment, Prints Plus, which were necessitated by the significant deteriorating financial performance of Prints Plus. As the total guarantee related to these leases has decreased with the passage of time, the payment of rents by Prints Plus and the settlement by the Company of certain leases rejected in bankruptcy, the related liability has been reduced to reflect management’s revised estimate of remaining potential loss. This reserve is more fully discussed in Note 8 in the accompanying Notes to Interim Condensed Consolidated Financial Statements.

•
Income tax benefit was $694,000 in the third quarter of 2006 as compared to $1.8 million in the third quarter of 2005. The resulting effective tax rates were 42.2% in 2006 and 37.2% in 2005. The tax benefit for the third quarter was impacted by favorable settlements of two state tax audits and refunds of previously paid penalties and interest.

40 weeks ended November 11, 2006 compared to 40 weeks ended November 12, 2005

The Company reported net income for the forty weeks ended November 11, 2006 of $1.5 million, or $0.24 per diluted share, compared to a net loss of $8.2 million, or ($1.04) per diluted share, for the comparable period of fiscal 2005. As a result of the completion of the Company’s Dutch Auction self-tender offer in February 2006, diluted weighted average shares outstanding declined to 6.4 million shares for the 2006 first three quarters from 7.8 million shares in the comparable period of the prior year.

Net sales totaled $193.1 million and $189.0 million in the first three quarters of fiscal 2006 and 2005, respectively.

•	Net sales for the first three quarters of 2006 increased $4.1 million or 2.2% to $193.1 million from the $189.0 million reported in the first three quarters of 2005.

The increase in 2006 sales is due principally to an increase in average sale per customer sitting of approximately 28% offset only partially by a 20% decline in overall sittings.

The Company believes that its significant increase in average sale per customer sitting is principally attributable to its customers’ positive response to the differentiated value proposition created in the digital studio environment, the result of the price increases and suppression of marketing to low-spending customers as well as increased sales of higher value products and services such as digitally-enhanced and specialty portrait products, portraits on CD, and on-site printing made possible by the Company’s digital conversion.

The rate of sittings decline experienced in the first three quarters of 2006 compared to the same period of 2005 was largely the impact of price increases instituted in the second half of last year as well as the reduction of marketing directed at customer segments determined to be unprofitable. Additionally, the Company believes the decline in sales in the third quarter is largely attributable to a shift in customer buying patterns discussed below.

Historically, sittings and sales have rapidly accelerated from early October through the Thanksgiving and Christmas holidays. The Company believes that this historical ramping up in sales is shifting forward as customers become more acclimated to the shorter turnaround times associated with digital fulfillment (historically, 2-3 weeks but now a week or less in a digital environment). The Company believes the reported 2006 third quarter sittings and sales have been affected significantly by this observed shift in customer activity.

Costs and expenses were $190.2 million and $201.4 million in the first forty weeks of 2006 and 2005, respectively.

•
Cost of sales, excluding depreciation and amortization expense, was $20.5 million in 2006 compared with $25.2 million in 2005. Cost of sales as a percentage of net sales was 10.6% and 13.3% in the first forty weeks of 2006 and 2005, respectively. Correspondingly, gross margin rates were 89.4% and 86.7% in the comparable periods. The decrease in cost of sales, despite higher sales, resulted principally from lower overall production levels due to the decline in sittings, improved manufacturing productivity resulting from experience gained from operating in a full digital environment and savings on film and shipping costs that resulted from the completion of the digital conversion in the second half of fiscal 2005. Additionally, the Company experienced significantly lower workers compensation expense as a result of more favorable loss experience ($936,000) in fiscal 2006 as compared to 2005. These decreases were partially offset by additional costs incurred related to increased same-day, in-studio fulfillment of portrait orders and increased sales of large format, specialty products not previously available in the analog film environment.

•
Selling, general and administrative (“SG&A”) expenses were $155.1 million and $158.5 million for the first forty weeks of 2006 and 2005, respectively. As a percentage of sales, these expenses were 80.3% in 2006 and 83.9% in 2005.

Selling, general and administrative expenses decreased primarily as a result of reduced advertising spending of $2.5 million and reductions totaling $2.3 million in various other expense categories primarily resulting from the Company’s on-going cost containment efforts and costs related to the 2005 digital conversion. The decreased advertising spend resulted from the reduction of marketing directed at customer segments determined to be unprofitable.   These decreases were partially offset by an increase of $650,000 in sales commissions paid to Sears resulting from higher sales, an increase in the employee medical insurance costs of $323,000 principally related to higher claims in 2006 compared to historically low claims in 2005 and the recording of a corporate bonus accrual of $360,000 as a result of improved performance levels for the first three quarters of 2006 as compared to 2005.

•
Depreciation and amortization was $13.3 million in the first forty weeks of 2006, compared to $15.3 million in the comparable period of 2005. The decrease in depreciation and amortization is principally attributable to reduced capital spending beginning in the fourth quarter of 2005 and continuing throughout 2006 following the significant digital investment made in 2004 and the first three quarters of 2005.

•
Other charges and impairments reflect costs incurred from strategic actions implemented by the Company to restructure its operations, costs that are unpredictable and atypical of the Company’s operations and additional charges due to asset impairments. In the first three quarters of 2006 and 2005, the Company recognized $1.2 and $2.4 million, respectively, in other charges and impairments. Charges in 2006 represent, $679,000 related principally to the separation of employment of three executives, including the company’s former CEO, $171,000 related to an executive retirement, $183,000 of consulting and legal services in connection with the strategic alternative review and $179,000 of charges related to the write-off of certain legacy equipment that will no longer be used in the business. Charges in 2005 included reserves for severance and related costs ($2.3 million) and impairment charges ($419,000), partially offset by contract terminations and settlements ($377,000).

•
Interest expense was $1.8 million in the first forty weeks of 2006 compared to $1.3 million in the comparable period of the prior year. The increase in interest expense is primarily the result of increased amortization of debt financing fees resulting from 2005 refinancing activities along with increased average borrowings in 2006 as compared to 2005.

•
Interest income was $332,000 in the first three quarters of 2006 compared to $411,000 in the first three quarters of 2005.  This decrease is primarily attributable to lower invested balances subsequent to the purchase of stock in the Dutch Auction self-tender offer for $32.5 million, which was funded in early February 2006. This decrease is partially offset by higher interest rates.

•
The lease guarantee reserve reduction represents a partial reversal of reserves initially recorded in 2004 related to an investment in and operating lease guarantees associated with the Company’s former Wall Décor segment, Prints Plus, which were necessitated by the significant deteriorating financial performance of Prints Plus. As the total guarantee related to these leases has decreased with the passage of time, the payment of rents by Prints Plus and the settlement by the Company of certain leases rejected in bankruptcy, the related liability has been reduced to reflect management’s revised estimate of remaining potential loss. This reserve is more fully discussed in Note 8 in the accompanying Notes to Interim Condensed Consolidated Financial Statements.

•
Income tax expense was $846,000 for the first forty weeks of 2006 compared to a benefit of $4.8 million in the same period of 2005. The resulting effective tax rates were 35.6% in 2006 and 37.2% in 2005. Tax expense for the first three quarters was impacted by favorable settlements of two state tax audits and refunds of previously paid penalties and interest.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our cash flows for first three quarters of 2006 and 2005:

	40 Weeks Ended
thousands	November 11, 2006	November 12, 2005

Net cash (used in) provided by:
Operating activities	$13,113	$(688)
Financing activities	(39,014)	(6,065)
Investing activities	(2,516)	(19,643)
Effect of exchange rate changes on cash	-	297

Net decrease in cash	$(28,417)	$(26,099)

Net Cash Provided By (Used In) Operating Activities

Net cash provided by operating activities was $13.1 million during the first forty weeks of 2006 compared to net cash used in operating activities of $688,000 in the comparable period of 2005. Cash flows in the first three quarters of 2006 exceeded the first three quarters of 2005 levels primarily due to improved operating results and the timing of payments related to changes in various balance sheet accounts totaling $13.5 million and decreased pension contributions of $2.1 million. Offsetting these positive impacts are payments of $350,000 relating to the settlement of potential future claims in connection with the Prints Plus bankruptcy proceedings and the payment of $706,000 for the settlement of certain lease guarantees associated with Prints Plus, as more fully described in Note 8 to the Interim Condensed Consolidated Financial Statements. Additionally, advertising expenditures increased $657,000 due primarily to the timing of payments.

Net Cash Used In Financing Activities

Net cash used in financing activities was $39.0 million in the first forty weeks of 2006 compared to $6.1 million in the comparable prior year period. The increase in cash used in the first three quarters of 2006 relates primarily to the purchase of 1,658,607 shares of stock and related costs totaling $32.5 million on February 8, 2006 in conjunction with the Company’s Dutch Auction self-tender offer. Additionally, during the first three quarters of 2005 there was a reduction of $6.2 million in restricted cash representing collateral for outstanding letters of credit.  These impacts were partially offset by lower debt repayments in 2006 as compared to 2005 totaling $4.4 million resulting from 2005 refinancing activities, lower dividend payments in 2006 as compared to 2005 of $724,000 resulting from the reduction in outstanding shares from the self-tender offer discussed above and increased cash from stock option exercises of $412,000 in 2006 as compared to 2005.

At November 11, 2006, the Company had $20.8 million outstanding under its existing Credit Agreement. The Company was in compliance with all the covenants under its Credit Agreement as of November 11, 2006.

Net Cash Used In Investing Activities

Net cash used in investing activities was $2.5 million during the first three quarters of 2006 as compared to $19.6 million during the first three quarters of 2005. This was primarily driven by a $17.2 million decrease in capital expenditures during 2006, resulting from the Company’s completion in late 2005 of its conversion of all U.S. studios to digital technology.

Off-Balance Sheet Arrangements

Other than stand-by letters of credit to support various self-insurance programs and the ongoing guarantee of certain operating real estate leases of Prints Plus, both of which are more fully discussed in the following Contingencies section, the Company has no additional off-balance sheet arrangements.

Contingencies

The Company uses stand-by letters of credit to support its various self-insurance programs. As of November 11, 2006, the Company had stand-by letters of credit outstanding in the principal amount of $5.9 million.

As is more fully described in Note 13 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended February 4, 2006, in July 2001, the Company completed the sale of its Wall Décor segment, Prints Plus, which included the ongoing guarantee of certain operating real estate leases representing Prints Plus store locations. During the Company’s 2004 fourth quarter, Prints Plus filed a voluntary petition for relief in the United States Bankruptcy Court for the District of Massachusetts (the “Bankruptcy Court”) under Chapter 11 of the United States Bankruptcy Code. As the total guarantee related to these leases has decreased with the passage of time, the payment of rents by Prints Plus and the settlement by the Company of certain leases rejected in bankruptcy, the related liability was reduced by $300,000 during the first quarter of 2006 and $587,000 in the third quarter of 2006 to reflect management’s revised estimates of the remaining potential loss. As of November 11, 2006, the maximum future obligation to the Company under its remaining operating lease guarantees is $1.2 million.

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

In conjunction with the above-mentioned reorganization efforts, on February 28, 2006, Prints Plus (the “Debtor”) filed a disclosure statement and proposed plan of reorganization with the Bankruptcy Court. On April 7, 2006, Prints Plus filed amendments to those documents (the “Plan Documents”). In the Plan Documents, the Debtor stated that the Debtor and its bankruptcy estate may have had potential claims against the Company under Chapter 5 of the United States Bankruptcy Code (the “Alleged Claims” or the “Unasserted Claims”). The Plan Documents did not specify the precise nature of the Alleged Claims, nor did they specify a particular amount of liability associated with the Alleged Claims. During the second quarter of 2006, in exchange for a $50,000 payment to the Debtor and the release of the Company’s $300,000 priority bankruptcy claim related to the above-mentioned letter of credit draw, the Company settled all potential claims, including the “Alleged Claims” and the “Unasserted Claims”, with the estate. As a result of these transactions, the assets related to the preferred security of Prints Plus have been removed from the balance sheet.

Liquidity

Cash flows from operations, cash and cash equivalents and the seasonal borrowing capacity under the revolving portion of the Company’s Credit Agreement, represent expected sources of funds in 2006 to meet our obligations and commitments, including debt service, annual dividends to shareholders, planned capital expenditures which are estimated to be less than $3.5 million in fiscal 2006 and normal operating needs.

ACCOUNTING PRONOUNCEMENTS AND POLICIES

Adoption of New Accounting Standards

In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”)." SFAS 158 requires employers to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. Under SFAS 158, employers are required to measure plan assets and benefit obligations at the date of their fiscal year-end statement of financial position. SFAS 158 is effective for the Company at the end of the 2006 fiscal year. Based on the projected benefit obligations of the Company's defined benefit plan and supplemental retirement plan, which were last measured at January 1, 2006, the aggregate underfunded status of the Company's defined benefit postretirement plans at January 1, 2006 was $23.1 million and the recorded liability was $21.9 million. Based on the January 1, 2006 plan status, the Company would recognize an additional accrued benefit liability of approximately $1.2 million and eliminate an intangible asset for unrecognized prior service costs of approximately $177,000. The impact of these changes would be recognized as an adjustment to other comprehensive loss of $635,000, which is net of a $389,000 tax benefit. By the time of adoption, plan performance and actuarial assumptions could have a significant impact on the actual amounts recorded.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurement. SFAS 157 does not require any new fair value measurement and the Company is currently evaluating the impact, if any, of SFAS 157 on its financial position, results of operations and cash flows. SFAS 157 requires prospective application for fiscal years beginning after November 15, 2007.

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

In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation).” A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes. This EITF will not impact the method for recording these sales taxes in the Company’s consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign exchange rates and are minimal. At November 11, 2006, the Company’s debt obligations have floating interest rates. The impact of a 1% change in interest rates affecting the Company’s debt would increase or decrease interest expense by approximately $208,000. The Company’s exposure to changes in foreign exchange rates relative to the Canadian operations is minimal, as Canadian operations constitute only 9.6% of the Company’s total assets and 7.9% of the Company’s total sales as of and for the forty weeks ended November 11, 2006.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended, Rules 13a-15(e) and 15d-15(e)) were effective to ensure that information required to be disclosed by the Company (including its consolidated subsidiaries) in the reports that the Company files or submits under the Securities Exchange Act of 1934 were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding financial disclosures.

Changes in Internal Control

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 11, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: December 19, 2006

By:	/s/ Dale Heins
Dale Heins
Vice President, Corporate Controller (Principal Accounting Officer)

Dated: December 19, 2006

CPI CORP.
E-1
EXHIBIT INDEX

10.64
First Amendment to Retention Agreement, dated as of August 23, 2006, by and between Consumer Programs Incorporated and Thomas Gallahue, incorporated by reference to CPI Corp.’s Form 8-K, Exhibit 10.64, filed August 29, 2006.

10.65
Second Amendment to Retention Agreement, dated as of October 26, 2006, by and between Consumer Programs Incorporated and Thomas Gallahue, incorporated by reference to CPI Corp.’s Form 8-K, Exhibit 10.65, filed November 1, 2006

10.66	Resignation Agreement dated as of October 30, 2006, by and between CPI Corp. and Paul Rasmussen, incorporated by reference to CPI Corp.’s Form 8-K, Exhibit 10.66, filed November 1, 2006

11.1	Computation of Per Share Earnings (Loss) - Diluted - for the 16 and 40 weeks ended November 11, 2006 and November 12, 2005

11.2	Computation of Per Share Earnings (Loss) - Basic - for the 16 and 40 weeks ended November 11, 2006 and November 12, 2005

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934 by the Chief Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934 by the Chief Financial Officer

32.0	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and the Chief Financial Officer