Form 10-K
period 2007-02-03
CPI CORP
filed 2007-04-17
CIK 25354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended February 3, 2007
or
[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission file number 1-10204

CPI Corp.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 1706 Washington Ave., St. Louis, Missouri (Address of principal executive offices)	43-1256674 (I.R.S. Employer Identification No.) 63103 (Zip Code)

Registrant’s telephone number, including area code: 314/231-1575

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which Registered)
Common Stock $.40 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	[ ] Yes	[X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	[ ] Yes	[X] No

Note:	Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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
accelerated filer” in Rule 12b-2 of the Exchange Act :(Check one):   Large accelerated filer [   ]  Accelerated filer [X]  Non-accelerated filer [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	[ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the New York Stock Exchange on July 22, 2006, of $32.20, was approximately $171.0 million.

The number of shares outstanding of each of the registrant’s classes of Common Stock, as of April 11, 2007 was:  Common Stock, par value $.40 - 6,355,773

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement relating to the Annual Meeting Of Shareholders to be held July 11, 2007 are incorporated by reference into Part III of this Report.

(THIS PAGE LEFT INTENTIONALLY BLANK)

The statements contained in this report, and in particular in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995, and involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements, such as the Company’s outlook for portrait studios, its relationship with Sears, future cash requirements, compliance with debt covenants, valuation allowances, reserves for charges and impairments and capital expenditures, are only predictions or expectations; actual events or results may differ materially as a result of risks facing the Company. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” beginning on page 9 of this report. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I
Item 1. Business

An Overview of the Company

CPI Corp. (“CPI”, the “Company” or “we”), a Delaware corporation formed in 1982, is a long-standing leader in the professional portrait photography of young children and families. At February 3, 2007, we operated 1,041 studios throughout the United States, Canada and Puerto Rico principally under license agreements with Sears, Roebuck and Co. (“Sears”).

We have provided professional portrait photography for Sears customers since 1959 and have been the only Sears portrait studio operator since 1986. Studios are located in all fifty states, Canada and Puerto Rico. Operations in the United States and Puerto Rico are conducted through the Company’s subsidiaries, Consumer Programs Incorporated and CPI Images, LLC, and a partnership, Texas Portraits, L.P. (owned by Consumer Programs Incorporated and another subsidiary, Consumer Programs Partner, Inc.), pursuant to a license agreement with Sears. Approximately $30.6 million of long-lived assets are used in our domestic operations as of February 3, 2007.

In Canada, we operate 112 Sears Portrait Studios through CPI Corp., which is organized under the laws of Nova Scotia. With 2006 sales of $24.1 million, our Canadian studios accounted for 8.2% of our revenues. Long-lived assets employed in the Company’s Canadian operations at February 3, 2007 amounted to $4.6 million.

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

We operate two websites which support and complement our studio operations: searsphotos.com serves as a vehicle to archive, share portraits via email (after a portrait session), and order additional portraits and products and searsportrait.com serves as a marketing and information resource conveying details about our products and services, as well as special offers, available in our studios. In 2006, revenues from on-line sales and services were approximately $4.6 million.

The Company’s Products and Services

The Company completed its conversion of all U.S. studios to a full digital format during 2005 and has converted 20 Canadian studios to the digital format as of February 3, 2007. This has enabled the Company to elevate the overall customer experience, offer same-day fulfillment of portrait orders in the studio, develop a range of new product and service offerings and drive significant work-flow efficiencies, all leading to renewed differentiation in our market segment as well as the ability to tap new customer categories.

We offer Sears Portrait Studio customers a wide range of products and portrait choices. From each session, customers may select a “package” sitting or a “custom” sitting. The package sitting includes a fixed number of portraits, all of the same pose, for a fixed, relatively low price, and an unlimited number of subjects in the portrait for a session fee of $14.99. Package customers may purchase additional portrait sheets at an additional cost. A custom sitting offers portraits by the sheet, a variety of poses and backgrounds, and an unlimited number of people in the portrait for a session fee of $14.99. Customers who enroll in the Company’s Smile Savers Plan® for a one-time fee of $19.99 receive value savings on products and services and pay no session fees for one year. During 2006 and prior, the plan had an initial period of two years for a fee of $29.99. We designed this plan to promote loyalty and encourage frequent return visits.

After the customer selects a package or custom session and their preferred backgrounds, the photographer captures images of multiple poses. After the image capture portion of the portrait session is completed, the images are transferred to a monitor at a sales table where a studio associate reviews the images captured with the customer and describes the various product options. In most of our studios, which are digital, customer orders are either printed immediately in the studio and/or high-resolution images are transmitted electronically to one of our processing facilities for central fulfillment. However, in our film studios, all of which are in Canada, the customer’s order is transmitted electronically to our processing facility in Brampton, Ontario, Canada and the film is then shipped to that facility. We then complete the customer’s orders to their specifications and return them to the studio for pick-up. In the digital environment, centrally filled orders are generally available for pick-up within 10 days from the time of order, while it takes approximately 2 1/2 weeks in the film environment.

All digital studios can upload images captured in a Sears Portrait Studio session to our searsphotos.com website. With a code and individualized passwords, our customers can view their images from home, share them via email with friends and family, and place orders online for portraits or portrait-related gifts such as personalized t-shirts, mugs, mouse pads and more.

The Company’s Relationship with Sears

We have enjoyed a strong relationship with Sears for more than 40 years under a series of license agreements. Over that period, except in connection with Sears store closings, Sears has never terminated the operation of any of our studios. While we are materially dependent on a continuing relationship with Sears, we do not believe that Sears will terminate or materially reduce the scope of our license. As a Sears licensee, we enjoy the benefits of using the Sears name, access to prime retail locations, Sears' daily cashiering and bookkeeping system, store security services and Sears’ assumption of credit card fees and credit and check authorization risks. Our customers also have the convenience of using their Sears credit cards to purchase our products or services.

As of February 3, 2007, the Company operated 894 studios, which are located in 854 full-line Sears stores and 40 Sears Grand stores in the United States under a license agreement that runs through December 31, 2008. Under this agreement, we pay Sears a license fee of 15% of total annual net sales for studios located in Sears stores. We provide all studio furniture, equipment, fixtures and advertising, and we are responsible for hiring, training and compensating our employees. We have agreed to indemnify Sears against claims arising from our operation of Sears Portrait Studios except to the extent any injury or damage is caused solely by Sears’ negligence.

The Company, upon certain conditions, has agreed to provide Sears with certain commission adjustments (the “Contingent Payments”) through 2008, the remaining term of the current United States agreement. The Contingent Payments are triggered only if the Company operates more than 24 domestic non-Sears portrait studios and the rate of growth in total contractual commissions paid to Sears does not exceed levels specified in the agreement. If both of these conditions occur, the Contingent Payments are determined by a formula included in the agreement, however, in no event shall such payments exceed $2.5 million annually or $7.5 million cumulatively through 2008. No domestic non-Sears portrait studios have been opened subsequent to the date of this amendment and thus no Contingent Payments have been made or provided for in the consolidated financial statements.

As of February 3, 2007, we operated 32 freestanding studios in the United States under the Sears name in locations not within a Sears store. The Company pays Sears a license fee of 7.5% of total annual net sales per studio in these locations. We pay rent and utilities at each of these locations and provide all studio furniture, equipment, fixtures, leasehold improvements and advertising. We are also responsible for hiring, training and compensating our employees. These studios benefit from the use of the Sears name and Sears’ payment for credit card fees and check clearance systems.

All 112 Canadian studios operate under a license agreement with Sears Canada, Inc., a subsidiary of Sears. An agreement, dated January 1, 2003 expired December 31, 2006. We continue to operate our Canadian Studios under the terms of the aforementioned agreement as discussions continue with Sears Canada to arrive at a mutually satisfactory extension or new agreement. In 2004, 2005 and 2006, the license fee in Canadian dollars was 13% of the first C$30 million of annual net sales and 8% for annual net sales greater than C$30 million. The Company provides all studio furniture, equipment, fixtures and advertising and is responsible for hiring, training and compensating our employees.

In February 2005, primarily as a result of its acquisition of 50 stores from Kmart Holding Corporation (“Kmart”), Sears announced the launch of a new, mid-sized, off-mall format to offer products integral to home and family life, such as appliances, lawn and garden, tools, home electronics, apparel and home fashions as well as convenience items such as health and beauty, pantry, household and paper products, pet supplies and toys. We opened 36 new portrait studios in these stores through the end of 2005. These studios, generally occupied a smaller footprint, contained only one camera room and were fully digital from inception. In February 2006, Sears expanded the format of these stores to carry some food and media items and renamed all such stores Sears Grand stores. During 2006, we opened four new portrait studios in new Sears Grand stores located in former Kmart sites.

Under the terms of our existing license agreement with Sears in the United States, Sears is under no contractual obligation to invite us to open portrait studios in new Sears Grand stores or any other new Sears stores. Once we do establish a portrait studio in a new Sears store, that studio is then governed by the terms of our existing license agreement.

While Sears has not indicated to us any specific intentions to close a significant number of its existing full-line, mall-based stores that contain our portrait studios, there can be no assurance that some such closures may not occur in the future thus resulting in the concurrent closure of some of our existing portrait studios. The closure of a significant number of Sears full-line, mall-based stores that result in the closing of related portrait studios, to the extent such closures are not offset by openings of portrait studios in new Sears stores or other formats or venues could have an adverse impact on the Company’s operations.

Industry Background and Competition

We compete in a highly fragmented $8.0 billion (according to Photofinishing News, Inc.) domestic professional portrait photography industry. The primary segments within the industry are pre-school children, school age children (including youth sports and graduation portraits), adults, families/groups, weddings, passports, churches and other segments which include: cruise ships, conventions/events, glamour and executive portraits. Our competitors include large studio chains operating in national retailers, other national free-standing portrait studio companies, numerous regional start-ups aided by the advent of digital technology, national school and church photographers and a large number of independent portrait photography providers. The majority of the industry is comprised of small, independent photography companies and individual photographers.

Like CPI, several other portrait photography companies provide services in retail hosts. These companies and their related retail hosts include: Portrait Corporation of America, Inc. (Wal-Mart), Life Touch (J.C. Penney and Target), Olan Mills (K-Mart, Belk’s, Meijer’s and Macy’s) and Kiddie Kandids (Babies R Us). We believe we are the largest of these competitors based on revenues generated in the respective retail hosts.

A number of other companies in the professional portrait photography industry operate freestanding studios on a national, regional or local basis.  Among the more sizeable of these companies is Picture People, which  operates independent, mall-based locations. In addition, with the advent of digital technology, we have witnessed numerous regional start-ups within this category. Independent studios and portrait photographers represent the most numerous competitors and account for the largest percentage of industry sales.

Industry players compete generally on the basis of price, service, quality, location, product mix and convenience (including the immediate fulfillment of finished portraits at the time of the portrait sitting). Many competitors focus heavily on price and commonly feature large portrait packages at aggressively low prices in weekly mass marketing promotions. Some of these same competitors have additionally eliminated charges for the portrait capture, generally characterized as a sitting or session fee. Except for targeted promotions at key times of the year, we have not followed this “no session fee ever” practice because we believe a session fee is justified by the professionalism of our photographers, the quality of our equipment, our commitment to service and our overall studio experience. Furthermore, while our products and services are competitively priced, they are not generally the lowest priced in the industry as we focus on offering a better value proposition. Other competitors, notably Picture People, have emphasized convenience and experience over low price and, especially, the immediate fulfillment of orders in the studio as opposed to the longer lead times of central lab fulfillment.

The industry remains in a major transformation today brought about by significant advances in digital photographic technology. New digital technologies, among other things, have made it possible to capture, manipulate, store and print high-resolution digital images in a distributed, decentralized environment. These evolving capabilities have required that industry incumbents review and adjust their business models and have also encouraged a number of new digital entrants to enter our marketplace. Likewise, the proliferation of amateur digital photography appears to be making customers more discerning and demanding and may be impacting overall portrait activity/frequency.

Seasonality and Inflation

Our business is highly seasonal, with the largest volume occurring in the fourth fiscal quarter, between Thanksgiving and Christmas. For fiscal years 2006, 2005 and 2004, fourth quarter sales accounted for 34%, 35% and 35%, respectively, of total net sales for the year. Historically most, if not all, of the net earnings for the year are generated in the fourth fiscal quarter. The timing of Easter, another seasonally important time for portraiture sales, can have a significant impact on the timing of recognition of sales revenues between the Company’s first and second fiscal quarters. Most of the Company’s Easter-related sales in 2006, 2005 and 2004, years with earlier Easters, were recognized as revenues, in accordance with the Company’s revenue recognition policies reflected in Note 1 in the accompanying Notes to Consolidated Financial Statements, in the first fiscal quarter. The moderate rate of inflation over the past three years has not had a significant effect on the Company’s revenues and profitability.

Suppliers

To ensure consistent, high quality finished portraits, we purchase photographic paper and processing chemistry from three major manufacturers. Eastman Kodak provides photographic paper for all central lab fulfillment for Sears Portrait Studios pursuant to an agreement in effect through March 31, 2008. Dye sublimation paper used for proof sheets, portrait collages and portrait orders delivered at the end of a sitting in digital studios is provided primarily by Sony, and we purchase processing chemistry from Fuji-Hunt. We purchase camera and lens components, monitors, computers, printers and other equipment and materials from a number of leading suppliers.

Typically, we do not encounter difficulty in obtaining equipment and materials in the quantity and quality we require and we do not anticipate any problems in obtaining our requirements in the future. We believe that we enjoy good relationships with our vendors.

For film locations, all in Canada, we have internalized most repairs and have built an internal knowledge base and repair capability to support our studio equipment. Additionally, retirements of analog studio equipment have added to our store of replacement parts. The computer and digital equipment used by us in the digital format consists of standard components that are readily available from multiple suppliers.

CPI has successfully converted 100% of our U.S. studios and 18% of the Canadian studios to the full digital platform utilizing the software of a single vendor for our studio photography and manufacturing fulfillment digital systems. Our contract with our software vendor allows CPI to scale the use of the software as necessary to support all of our current and prospective studios and labs. Our vendor successfully met our peak season 2006 volume requirements while we continue working with them to improve workflow efficiency.

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

The Company’s Employees

As of February 3, 2007, we had approximately 7,700 employees, including approximately 5,200 part-time and temporary employees.

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

Item 1A. Risk Factors

We wish to caution readers that in addition to the important factors described elsewhere in this Annual Report on Form 10-K, the following important factors, among others, sometimes have affected, or in the future could affect, our actual results and could cause our actual consolidated results during fiscal 2007, and beyond, to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

We are materially dependent upon Sears.

Substantially all of our sales are derived from sales in Sears stores. Therefore, we are materially dependent upon our relationship with Sears, the continued goodwill of Sears and the integrity of the Sears brand name in the retail marketplace. Any deterioration in our Sears relationship could have a material adverse effect on us.

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

Our Sears permanent studios in the U.S. and Canada are operated pursuant to license agreements. As of February 3, 2007, our license agreements with Sears and Sears Canada have the following expiration dates: for our U.S. and Puerto Rico Sears studios, December 2008; and for our Canadian Sears studios, the agreement has expired and we are currently operating our studios under the terms of such agreement as discussions continue with Sears Canada to arrive at a mutually satisfactory extension or new agreement. These agreements are more fully described in “Item 1. The Company’s Relationship with Sears.”

Sears is under no obligation to renew these licenses. Sears may also seek to increase the license fees we pay under our license agreements upon renewal of the agreements. In addition, license fees under our Canadian agreement increase periodically if certain sales or other conditions are met. We do not have the contractual right to close any poorly performing locations without Sears’ consent. In addition, our license agreements do not prohibit Sears from selling many of the tangible goods we sell, or from processing film or digital photos, in other departments within its stores. Furthermore, there is always the risk that Sears might breach one or both of our license agreements. The loss or breach of the licenses from Sears could have a material adverse effect on us. An adverse change in any other aspects of our business relationship with Sears, including the reduction of the number of studios operated pursuant to such arrangements or a decision by Sears to license studios to other persons could have a material adverse effect on us. See “Item 1. The Company’s Relationship with Sears.”

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

If our key suppliers become unable to continue to provide us supplies under our current contracts, we will need to obtain an alternative source of supplies. If we enter into an agreement to obtain such supplies at less desirable terms, our financial condition and results of operations could be materially adversely affected.

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

The companies in our industry compete on the basis of price, service, quality, location, product mix and convenience of retail distribution channel. With conversion to digital technology, we have implemented various offer changes and targeted price increases. These changes have contributed to a reduced level of customer sittings, which has been more than offset by increased order averages. If the Company cannot continue to provide perceived value for our customers, this could have a material adverse impact on sales and profitability. To compete successfully, we must continue to remain competitive in areas of price, service, quality, location, product mix and convenience of distribution.  Likewise, the proliferation of amateur digital photography appears to be making customers more discerning and demanding and may impact overall portrait activity/frequency.

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

Our business is highly seasonal, with the largest volume occurring in the fourth fiscal quarter, between Thanksgiving and Christmas. The fourth quarters in fiscal 2006 and 2005 have accounted for approximately 34% and 35% of our annual sales, respectively. As a result, fourth quarter operating results significantly impact annual operating results. Our fourth quarter operating results may fluctuate significantly based on many factors, including holiday spending patterns and weather conditions.

A significant increase in piracy of our photographs could materially adversely affect our business, financial condition or results of operations.

We rely on copyright laws to protect our proprietary rights in our  photographs. However, our ability to prevent piracy and enforce our proprietary rights in our photographs is limited. We are aware that unauthorized copying of photographs occurs within our industry. A significant increase in the frequency of unauthorized copying of our photographs could materially adversely affect our business, financial condition and results of operations by reducing revenues from photograph sales.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth certain information concerning the Company’s principal facilities:

	APPROXIMATE
	AREA IN		OWNERSHIP
LOCATION	SQUARE FEET	PRIMARY USES	OR LEASE
St. Louis, Missouri	270,000	Administration and Portrait processing	Owned

St. Louis, Missouri	155,000	Parking Lots	Owned

St. Louis, Missouri	34,100	Warehousing	Leased	(1)

Brampton, Ontario	40,000	Administration, Warehousing and Portrait processing	Owned

Thomaston, Connecticut	25,000	Administration and Portrait processing	Owned

(1) Lease term expires on June 30, 2008.

As of February 3, 2007, the Company operated 894 portrait studios in Sears stores in the United States pursuant to the license agreements with Sears and 112 studios in Canada under a separate license agreement with Sears Canada, Inc. The Company pays Sears a license fee based on total annual net sales. This license fee covers the Company’s use of space in the Sears stores, the use of Sears’ name and related intellectual property, and all services provided by Sears. No separate amounts are paid to Sears expressly for the use of space. The Company operates 35 portrait studios in shopping centers that do not have Sears stores, which are generally leased for at least three years with some having renewal options. See Part I, Item 1. "BUSINESS, The Company’s Relationship with Sears" for more information on the Sears license agreements.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to stockholders for a vote during the fourth quarter of fiscal year 2006.

PART II

Item 5.	Market for Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock and Cash Dividends

Since April 17, 1989, the Company's common stock has been traded on the New York Stock Exchange under the symbol CPY.

The following tables set forth the high and low sales prices of the common stock reported by the New York Stock Exchange and the dividends declared for each full quarterly period during the Company's last two fiscal years.

FISCAL YEAR 2006
(ending February 3, 2007)	HIGH	LOW	DIVIDEND
First Quarter	$21.19	$16.49	$0.16
Second Quarter	34.85	21.20	0.16
Third Quarter	50.00	28.50	0.16
Fourth Quarter	54.65	41.06	0.16

FISCAL YEAR 2005
(ending February 4, 2006)	HIGH	LOW	DIVIDEND
First Quarter	$16.75	$14.80	$0.16
Second Quarter	18.88	16.22	0.16
Third Quarter	18.31	17.15	0.16
Fourth Quarter	19.90	17.40	0.16

Shareholders of Record

As of April 11, 2007, the market price of the Company's common stock was $53.98 per share with 6,355,773 shares outstanding and 1,415 holders of record.

Dividends

The Company intends, from time to time, to pay cash dividends on its common stock, as its Board of Directors deems appropriate, after consideration of the Company's operating results, financial condition, cash requirements, restrictions imposed by credit agreements, general business conditions and such other factors as the Board of Directors deems relevant.

Issuer Repurchases of Equity Securities

The Company did not repurchase any equity securities during the fourth quarter of fiscal year 2006.  On February 8, 2006, the Company purchased 1,658,607 shares at $19.50 per share or a total consideration of approximately $32.4 million as a result of a Dutch Auction self-tender offer.

Item 6.   Selected Consolidated Financial Data

The summary historical consolidated financial data as of and for each of the fiscal years in the five-year period ended February 3, 2007 set forth below have been derived from the Company’s audited consolidated financial statements. The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included herein.

thousands except per share data
	2006	2005	2004	2003	2002
STATEMENT OF OPERATIONS (1)
Net sales	$293,803	$291,984	$281,865	$299,044	$308,625
Cost of sales	28,128	32,651	33,855	37,742	38,278
Selling, general and administrative expenses	221,446	224,572	222,425	229,579	230,810
Depreciation and amortization	16,922	19,952	16,377	16,793	20,042
Other charges and impairments (2)	1,240	2,767	15,679	5,515	6,042

Income (loss) from operations	26,067	12,042	(6,471)	9,415	13,453
Interest expense, net	1,664	983	954	1,240	1,569
Impairment (recovery) and related obligations of
preferred security interest (3)	(887)	-	9,789	-	-
Loss from debt extinguishment (4)	-	529	-	-	-
Other income, net (5)	144	247	263	850	111
Income tax expense (benefit)	9,107	4,388	(2,189)	3,183	4,212

Income (loss) from continuing operations	16,327	6,389	(14,762)	5,842	7,783
Net loss from discontinued operations (1)	-	-	(3,746)	(4,624)	(1,243)

Net earnings (loss)	$16,327	$6,389	$(18,508)	$1,218	$6,540

SHARE AND PER SHARE DATA (1)
Net earnings (loss) from continuing operations - diluted (6)	$2.56	$0.81	$(1.87)	$0.72	$0.96
Net earnings (loss) from continuing operations - basic (6)	2.57	0.81	(1.87)	0.72	0.97
Net earnings (loss) - diluted	2.56	0.81	(2.35)	0.15	0.80
Net earnings (loss) - basic	2.57	0.81	(2.35)	0.15	0.81

Dividends	$0.64	$0.64	$0.64	$0.60	$0.56
Average shares outstanding - diluted	6,376	7,881	7,888	8,148	8,086
Average shares outstanding - basic	6,353	7,854	7,888	8,082	8,040

CASH FLOW DATA (continuing operations only)
Net cash provided by operating activities	$37,950	$18,697	$16,477	$32,118	$29,386
Net cash used in financing activities (6)	$(43,567)	$(1,223)	$(24,827)	$(13,929)	$(10,644)
Net cash used in investing activities	$(2,358)	$(17,633)	$(6,597)	$(14,840)	$(6,131)

Capital expenditures (7)	$2,760	$20,235	$15,157	$19,405	$8,878

Item 6.   Selected Consolidated Financial Data (continued)

thousands
	2006	2005	2004	2003	2002
BALANCE SHEET
Cash and cash equivalents	$26,294	$34,269	$33,883	$51,011	$57,922
Current assets	55,071	69,629	72,868	93,215	96,522
Net fixed assets	26,693	41,282	41,658	52,735	47,502
Assets of business transferred under
contractual arrangements (8)	-	-	-	8,975	10,041
Assets of supplemental retirement plan (9)	3,588	3,706	6,141	11,491	13,761
Other assets	4,975	9,044	14,433	2,052	11,464
Total assets	90,327	123,661	135,100	168,468	179,290
Current liabilities	49,407	56,065	69,448	67,288	65,000
Other liabilities	22,857	25,739	25,716	23,765	25,991
Long-term debt, less current maturities	7,747	15,747	17,050	25,589	34,116
Stockholders' equity (6)	10,316	26,110	22,886	51,826	54,183

(1)	Following are business areas classified as discontinued operations and for which prior years' consolidated financial statements were reclassifed to reflect these changes:
	-	In 2004, mobile photography operations and the Mexican Portrait Studio business
	-	In 2002, the former Technology Development segment

(2)	Other charges and impairments:

thousands
	2006	2005	2004	2003	2002
Accruals related to accelerated vesting of supplemental	$-	$-	$3,656	$-	$-
retirement plan benefits and guaranteed bonuses
for 2004 (a)
Impairment charges (b)	179	567	6,516	-	4,171
Reserves for severance and related costs (c )	878	2,546	3,430	1,346	889
Pension plan curtailment (d)	-	-	-	2,385	-
Consent solicitation costs (e)	-	-	816	1,663	-
Production facility closure (f)	-	-	-	121	982
Contract terminations and settlements (g)	-	(346)	1,261	-	-
Strategic alternative review costs (h)	183	-	-	-	-
	$1,240	$2,767	$15,679	$5,515	$6,042

(a)	Consists of costs related to accelerated vesting of executive benefits and bonuses.
(b)	Consists of 2002 and 2004 write-offs and write-downs of certain previously capitalized technology costs, 2005 parts and film inventory and other asset write-offs resulting from an analog film environment to the full digital format and a 2006 write-off of certain legacy equipment that will no longer be used in the business.
(c)	Consists principally of expenses and related costs for employee severance, retirements and repositioning.
(d)	Represents the charge related to the freeze of future benefit accruals under the pension plan.
(e)	Consists of professional fees relative to the proxy consent solicitation.
(f)	Consists of expenses related to employee severance and retirement, asset abandonment write-offs and a remaining lease obligation accrual.
(g)	Consists of expenses related to non-refundable loan commitment fees as well as charges related to early contract terminations and settlements with certain of the Company's vendors and consultants.
(h)	Represents investment banking and legal services in connection with the strategic alternative review.

Item 6.   Selected Consolidated Financial Data (continued)

(3)	In 2004, the Company recorded a $7.7 million valuation reserve against the carrying value of its preferred security interest and $2.1 million of additional accrued lease liability obligations relating to its lease guarantees on certain of Prints Plus' retail stores. As the total guarantee related to these leases had decreased with the passage of time, the payment of rents by Prints Plus and the settlement by the Company of certan leases rejected in bankruptcy, the related liability was reduced by $887,000 in 2006 to reflect management's revised esitmate of remaining potential loss.

(4)	Consists of a make-whole fee totaling $457,000 and the write-off of unamortized fees, both related to the early redemption of the Company's Senior Notes in November 2005.

(5)	In 2003, the Company recognized $503,000 in other income related to a liquidating distribution of the Company's membership interest in General American Life
Insurance Co. ("GA") when GA's stock was sold to MetLife and $118,000 in other income realted to death benefits received from a company-owned life insurance policy on a former executive.

(6)	The Company recorded the repurchase of:
	-	1,658,607 shares of common stock for $32.4 million in 2006
	-	406,780 shares of common stock for $6.0 million in 2004, and
	-	54,200 shares of common stock for $935,000 in 2003.

(7)	2003 includes $7.3 million representing an accrued commitment for computer equipment and peripherals that were purchased in the fourth quarter of 2003 and paid for in 2004.

(8)	Assets of business transferred under contractual arrangements resulted from the sale of the discontinued Wall Décor operation of Prints Plus. As a result of the deteriorating financial performance of Prints Plus and its subsequent bankruptcy declaration, in 2004 certain assets related to the Company's perferred security interest in Prints Plus totaling $7.7 million were written off and the Company's revolving line of credit to Prints Plus was repaid in full and then terminated.

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

Fiscal 2006, 2005 and 2004 results reflect a 52-week period. All references to earnings per share relate to diluted earnings per common share.

EXECUTIVE OVERVIEW

The Company’s Operations

CPI Corp. is a long-standing leader, based on sittings and related revenues, in the professional portrait photography of young children and families. From the single studio opened by our predecessor company in 1942, we have grown to 1,041 studios throughout the United States, Canada and Puerto Rico principally under license agreements with Sears. We have provided professional portrait photography for Sears customers since 1959 and have been the only Sears portrait studio operator since 1986.  Management has determined that the Company operates in one segment offering similar products and services in all locations.

As of the end of the last three fiscal years, the Company’s studio counts were:

	2006	2005	2004

United States and Puerto Rico:
Within full-line Sears stores	854	858	860
Within Sears Grand stores	40	36	4
Locations not within Sears stores	35	38	40

Canada	112	114	117

Total	1,041	1,046	1,021

During 2005, the Company completed its transition of all its U.S. studios to full digital technology and opened new, all-digital portrait studios in 32 Sears Grand formats. Four additional Sears Grand studios were opened in 2006, bringing the total to 40. Also, during 2006, Canada converted 11 studios to full digital format, bringing the total of full digital Canadian studios to 20.

Competitive Factors/Trends/Challenges

As previously discussed, the mass-market professional portrait studio industry is facing challenging and difficult industry conditions. These include relatively slow growth, industry sitting declines, heavy promotional activity, the heightened efforts of relatively new competitors and the rapid evolution of both amateur and professional digital technology.

The competitive and other external factors cited above, coupled with customer service issues that existed in the analog film environment caused a declining sittings trend in our Sears Portrait Studios. The move to a digital format significantly eliminated the impact of the customer service issues within the U.S., but aggressive competitor pricing as well as our own offer strategies continues to put pressure on the level of sittings. Our sittings volumes declined by nearly 31% from 2004 to 2006.

Despite the aforementioned sittings declines, increases in our average customer sale have resulted in the growth of overall net sales over the same time period from $281.9 million in 2004 to $293.8 million in 2006.

Over recent years, the Company has taken the following actions, among others, to improve operations, increase customer satisfaction and retention and successfully reverse what was a declining trend in sales:

•	Exited businesses that were draining scarce managerial and financial resources from the core Sears Portrait Studio business.

•	Continually evaluate and optimize coverage, training and retention hours in the studios.

•	Successfully converted all of the U.S. studios to full digital format, including related hardware upgrades and the outsourcing of related software.

•
Leveraged our digital technology to provide customers greater variety in posing and effects, speedier (including same-day) fulfillment of portrait orders, a range of new product and service options, and an improved overall experience.

•
Implemented on-going extensive changes in our marketing program designed to transition to everyday value, reduce dependence on coupons and promotional activity and prepare the way for a repositioning of the Sears Portrait Studio brand in conjunction with the completion of the digital rollout. At the same time, we have broadly tested various offer changes designed to reflect the differentiated value proposition offered in our digital studios.

•	Implemented various field initiatives to drive improvement in quality, customer service, productivity and customer retention.

The foregoing initiatives have shown tangible benefits. Late in the third quarter of 2004, we experienced a partial reversal in the negative sales performance we reported in the first half of the year and for fiscal 2006 and 2005 we reported increases in sales of 0.6% and 3.6% from the previous year. Fiscal 2005 was the first such year over year reported sales increase since 2000. And more importantly, income (loss) from operations increased to $26.1 million in 2006 as compared to a loss of $6.5 million in 2004.

RESULTS OF OPERATIONS

A summary of consolidated results of operations and key statistics follows:

thousands, except share and per share data	2006	2005	2004

Net sales	$293,803	$291,984	$281,865

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	28,128	32,651	33,855
Cost of sales as a percentage of net sales	9.6%	11.2%	12.0%
Gross margin as a percentage of net sales	90.4%	88.8%	88.0%
Selling, general and administrative expenses	221,446	224,572	222,425
Selling, general and administrative expenses as a percentage of net sales	75.4%	76.9%	78.9%
Depreciation and amortization	16,922	19,952	16,377
Other charges and impairments	1,240	2,767	15,679
	267,736	279,942	288,336

Income (loss) from continuing operations	26,067	12,042	(6,471)

Interest expense	2,229	1,680	2,180
Interest income	565	697	1,226
Impairment (recovery) and related obligations of preferred security interest	(887)	-	9,789
Loss from debt extinguishment	-	529	-
Other income, net	144	247	263
Earnings (loss) from continuing operations before income tax expense (benefit)	25,434	10,777	(16,951)

Income tax expense (benefit)	9,107	4,388	(2,189)

Net earnings (loss) from continuing operations	16,327	6,389	(14,762)

Net loss from discontinued operations, net of income tax benefit of $2,201	-	-	(3,746)

NET EARNINGS (LOSS)	$16,327	$6,389	$(18,508)

Net earnings (loss) per share - diluted	$2.56	$0.81	$(2.35)

Net sales totaled $293.8 million, $292.0 million and $281.9 million in 2006, 2005 and 2004, respectively.

•
Net sales for 2006 increased $1.8 million, or 0.6%, to $293.8 million from the $292.0 million reported in 2005. The overall increase in sales is due to a 22.4% increase in average sales per customer sitting, partially offset by a 17.7% year-over-year decline in sittings.

The Company believes that its increase in average sale per customer sitting is principally attributable to its customers’ positive response to the differentiated value proposition created in the digital studio environment, the result of selected price increases and suppression of marketing to low-spending customers as well as increased sales of higher value products and services such as digitally-enhanced and specialty products, portraits on CD, and on-site printing made possible by the Company’s digital conversion.

The rate of sittings decline experienced in 2006 compared to 2005 was largely the impact of selected price increases instituted late in 2005 as well as the reduction of marketing directed at customer segments determined to be unprofitable.

•
Net sales for 2005 increased $10.1 million, or 3.6%, to $292.0 million from the $281.9 million reported in 2004. The overall increase in sales is due to a 22.9% increase in average sales per customer sitting, partially offset by a 16.0% year-over-year decline in sittings.

The Company believes its increase in average sale per customer sitting in 2005 was principally attributable to its customers’ positive response to the differentiated value proposition created in the new digital studio environment. This resulted in an expanded assortment and related increased sales of higher-value, new and specialty products and services, as well as additional on-site printing and digital enhancement fees.

The Company attributes the sittings decline to several internal and external factors. The Company’s marketing program had undergone extensive changes designed to transition to everyday value, reduce dependence on coupons and promotional activity and prepare the way for a significant repositioning of the Sears Portrait Studio brand in conjunction with the completion of the digital rollout. At the same time, the Company broadly tested various offer changes designed to reflect the differentiated value proposition offered in its digital studios.  While positively impacting average transaction size, these offer changes resulted in a decrease in sittings.  The Company also believes the continuing proliferation of amateur digital photography is reducing portrait activity, especially during periods such as the Company’s third quarter, which are marked by the absence of significant holidays. Finally, sittings were also negatively impacted by the severe hurricane season that principally affected studios in Alabama, Florida, Louisiana, Mississippi and Texas.

Costs and expenses were $267.7 million in 2006, compared with $279.9 million in 2005 and $288.3 million in 2004.

•
Cost of sales, excluding depreciation and amortization expense, as a percentage of net sales was 9.6% in 2006 compared to 11.2% in 2005 and 12.0% in 2004. Correspondingly, gross margin rates were 90.4% in 2006, 88.8% in 2005 and 88.0% in 2004.

The decrease in cost of sales from 2005 to 2006 resulted principally from lower overall production levels due to the decline in sittings, improved manufacturing productivity resulting from experience gained from operating in a fully digital environment for the entire fiscal year, improved product mix and savings on film and shipping costs that resulted from the completion of the digital conversion in the second half of fiscal 2005. These decreases were partially offset by additional costs incurred related to increased same-day, in-studio fulfillment of portrait orders and increased sales of large format, specialty products not previously available in the analog film environment.

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

•
Selling, general and administrative expenses were $221.4 million, $224.6 million and $222.4 million for fiscal years 2006, 2005 and 2004, respectively. As a percentage of sales, these expenses were 75.4% in 2006, 76.9% in 2005 and 78.9% in 2004.

The $3.1 million decrease in selling, general and administrative costs in 2006 from 2005 is primarily attributable to reductions totaling $2.2 million in various operating expense categories resulting from the Company’s on-going cost reduction efforts and the absence in 2006 of approximately $1.3 million of costs incurred in 2005 in conjunction with the Company’s digital conversion. Additionally, the Company experienced decreases in marketing expense ($780,000) and workers’ compensation costs ($770,000). Marketing expense declined due to the implementation of new marketing strategies developed in the second half of 2005 designed to improve the efficiency and productivity of the Company’s customer acquisition and retention activities. Workers compensation expense decreased due to more favorable loss experience. Offsetting these positive impacts, studio employment costs increased approximately $1.4 million during 2006 due to higher staffing levels.

The increase in selling, general and administrative expenses from 2004 to 2005 is principally the result of increases in studio employment costs ($4.5 million), sales commissions paid to Sears resulting from increased sales ($1.4 million), incentive compensation accruals ($835,000) and increased amortization expenses related to periodic vesting of previously-granted restricted stock awards ($796,000). These increases were partially offset by decreases in advertising costs ($902,000), employee medical insurance costs ($1.3 million), professional service costs ($630,000), lower corporate and non-studio employment costs ($1.1 million), lower workers compensation cost ($566,000), lower supplemental executive retirement costs ($430,000) and net decreases in various other expense categories resulting from the Company’s ongoing cost containment efforts.

Studio employment increased due to the restoration of labor hour reductions that were initiated the first half of 2004, an increased number of hours invested during the Christmas selling season and an increase in the average hourly wage rate. As a result of the digital conversion, on-site printing capabilities were expanded and central fulfillment lead times were reduced resulting in an extended holiday selling season requiring the commitment of additional labor hours. These increases to studio employment were partially offset by the positive impact of initiatives launched in the first half of 2005 to improve labor scheduling and productivity. Advertising costs declined principally as a result of the elimination of broadcast media and related production costs in the current year. In addition, a more targeted focus in terms of type and frequency of media utilized resulted in reduced spending. Medical costs have decreased as a result of lower claim volumes and an absence of high individual claims during the year. Professional service costs have declined primarily due to the completion or elimination of projects underway in 2004. Workers compensation cost decreased due to more favorable loss experience. Lower corporate and non-studio employment costs were achieved through cost containment efforts. Supplemental retirement costs decreased due to lower participation and non-recurring 2004 charges resulting from the 2004 change in control.

•
Depreciation and amortization was $16.9 million in 2006, compared to $20.0 million in 2005 and $16.4 million in 2004. The decrease in depreciation and amortization during 2006 is principally attributable to reduced capital spending beginning in the fourth quarter of 2005 and continuing throughout 2006 following the significant digital investments made in 2004 and the first three quarters of 2005. The increase in depreciation and amortization during 2005 was attributable to significant investments that were made in connection both with a studio-wide hardware and printer upgrade in 2004 and the digital conversion of U.S. studios.

•
Other charges and impairments reflect costs incurred from strategic actions implemented by the Company to restructure its operations, costs that are unpredictable and atypical of the Company’s operations and additional charges due to asset impairments. Actions taken over the past three years are as follows:

thousands	2006	2005	2004

Recorded as a component of income (loss) from operations:
Impairment charges	$179	$567	$6,516
Accruals related to accelerated vesting of supplemental retirement
plan benefits and guaranteed bonuses for 2004	-	-	3,656
Reserves for severance and related costs	878	2,546	3,430
Contract terminations and settlements	-	(346)	1,261
Consent soliciation costs	-	-	816
Strategic alternative review costs	183	-	-
	1,240	2,767	15,679
Recorded as a component of other (income) expense following
income (loss) from operations:
Impairment (recovery) and related obligations of preferred security interest	(887)	-	9,789

Total Other Charges and Impairments	$353	$2,767	$25,468

•	Impairment Charges

During 2006, the Company incurred $179,000 of charges related to the write-off of certain legacy equipment that will no longer be used in the business.

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

•	Reserves for Severance and Related Costs

Charges in 2006 were $878,000 related principally to the separation of employment of three executives, including the Company’s former CEO.

During 2005, the Company recognized $1.0 million in expense consisting principally of severance pay and supplemental retirement plan benefits related to the early retirement of senior executives. Also in 2005, ongoing litigation costs related to the 2004 dismissal of certain former executives totaling $1.4 million and the cost of an executive search for the CEO position totaling $165,000.

In 2004, the Company established reserves in the amount of $3.0 million for severance and related costs consisting principally of potential benefits related to severance pay and supplemental retirement plan costs associated with the dismissal of certain executives. Also, in 2004 a number of support positions in the Company’s corporate headquarters were eliminated resulting in employee severance accruals of approximately $457,000.

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

•	Consent Solicitation Costs

During the first quarter of 2004, the Company incurred $816,000 of professional services costs related to the then-ongoing consent solicitation, which included $152,000 of total consent-related costs incurred by the Knightspoint Group that the Company reimbursed.

•	Strategic Alternative Review Costs

The Company began a process to explore strategic alternatives to enhance shareholder value in 2006. Investment banking and legal services in connection with this review totaled $183,000 in 2006.

•	Impairment and Related Obligations of Preferred Security Interest

The impairment and related obligations of preferred security interest represents charges recorded in 2004 related to an investment in and operating lease guarantees associated with the Company’s former Wall Décor Segment, Prints Plus, totaling $9.8 million. These charges were necessitated by the significant deteriorating financial performance of Prints Plus during the third quarter of 2004 and are more fully discussed in Note 8 in the accompanying Notes to Consolidated Financial Statements. As the total guarantee related to these leases has decreased with the passage of time, the payment of rents by Prints Plus and the settlement by the Company of certain leases rejected in bankruptcy, the related liability was reduced in 2006 by $887,000 to reflect management’s revised estimate of remaining potential loss.

•
Interest expense was $2.2 million in 2006, compared to $1.7 million in 2005 and $2.2 million in 2004. The increase in interest expense in 2006 is primarily the result of increased amortization of debt financing fees resulting from 2005 refinancing activities along with increased average borrowings in 2006 as compared to 2005. In 2005, the reduction in interest expense was principally the result of scheduled annual principal payments of $8.6 million made in June on the Company’s Senior Notes which have since been refinanced.

•
Interest income was $565,000 in 2006 as compared to $697,000 in 2005 and $1.2 million in 2004. In 2006, the decrease is primarily attributable to lower invested balances subsequent to the purchase of stock in the Dutch Auction self-tender offer for $32.4 million, which was funded in early February 2006. This decrease is partially offset by higher interest rates earned on invested balances. The decrease in interest income in 2005 compared to 2004 is principally the result of the absence of any income in 2005 related to the Company’s preferred security interest in its former Wall Décor segment, Prints Plus, partially offset by the impact of higher interest rates earned on investable cash balances in 2005. In 2004, interest income related to the Company’s preferred security interest in Prints Plus amounting to $628,000 was recorded and then fully reserved along with the preferred security by recording an expense for impairment of related obligations of preferred security interest in the accompanying Consolidated Statements of Operations.

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

•
The income tax expense on earnings from continuing operations totaled $9.1 million and $4.4 million in 2006 and 2005, respectively. The provision for income taxes from continuing operations in 2004 was a benefit of $2.2 million. These provisions/benefits resulted in effective tax rates of 35.8% in 2006, 40.7% in 2005 and 12.9% in 2004. Tax expense in 2006 was impacted by favorable settlements of two state tax audits and refunds of previously paid penalties and interest. The initiation of a dividend reinvestment plan to repatriate qualified earnings related to the Company’s Canadian subsidiary and amounting to $4.6 million increased the 2005 effective tax rate by approximately 3.6%. The lower 2004 effective income tax rate resulted from the recording of a valuation allowance on the Company’s foreign tax credit and capital loss carry forwards, the tax effects of the Company’s foreign operations and a realignment of the Company’s officer life insurance program. These benefit reductions were partially offset by an increased current provision relating to an assessment of taxes on prior years resulting from an Internal Revenue Service exam.

•
Net losses from discontinued operations were $3.7 million in 2004. These discontinued operations relate to the Company’s previously existing Mexican and mobile photography operations and are further discussed below.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our cash flows for each of the last three fiscal years:

thousands	2006	2005	2004

Net cash provided by (used in):
Operating activities (1)	$37,950	$18,697	$13,738
Investing activities (2)	(2,358)	(17,633)	(6,626)
Financing activities	(43,567)	(1,223)	(24,827)
Effect of exchange rate changes on cash	-	545	587
Net increase (decrease) in cash	$(7,975)	$386	$(17,128)

(1)	Includes cash flows used in discontinued operations of $2,739 in 2004
(2)	Includes cash flows used in discontinued operations of $29 in 2004

Net Cash Provided By Operating Activities

Net cash provided by operating activities was $38.0 million in 2006 as compared to $18.7 million and $13.7 million in 2005 and 2004, respectively. Cash flows in 2006 exceeded 2005 levels primarily due to improved operating results and the timing of payments related to changes in various balance sheet accounts totaling $12.2 million, decreased spending for severance costs of $3.6 million, lower income tax payments of $3.3 million, decreased pension contributions of $2.1 million and a $492,000 decrease in workers compensation payments. Offsetting these positive impacts, funding of medical costs increased $1.4 million due to a 2005 change in funding policy and interest payments increased by $483,000 due to higher average borrowings and a slightly higher interest rate in 2006. Additionally, payments increased $528,000 relating to the settlement of potential future claims in connection with the Prints Plus bankruptcy proceedings and certain lease guarantees associated with Prints Plus, as more fully described in Note 12 in the accompanying Notes to the Consolidated Financial Statements.

Cash flows in 2005 exceeded 2004 levels primarily due to improved operating results and the timing of payments related to changes in various balance sheet accounts totaling $13.5 million as well as the absence in 2005 of cash used in discontinued operations which amounted to $2.7 million in 2004. Offsetting these positive impacts were increased tax payments of $4.3 million, lower tax refunds of $1.1 million, a $3.7 million increase in 2005 payments related to other charges and impairments and a pension contribution of $2.1 million.

Net Cash Used In Investing Activities

Net cash used in investing activities during 2006 was $2.4 million. This compares with cash used in investing activities of $17.6 million and $6.6 million in 2005 and 2004, respectively. The decrease in 2006 as compared to 2005 was primarily driven by a $17.5 million decrease in capital expenditures during 2006, resulting from the Company’s completion in late 2005 of its conversion of all U.S. studios to digital technology. This was offset by decreased cash received from the Rabbi Trust (the funding vehicle for the Company’s supplemental executive retirement plan) for general corporate purposes of $1.8 million and lower payments from the Rabbi Trust to fund retirement obligations under the Company’s supplemental retirement plan of $596,000.

The $11.0 million increase in cash used for investing activities in 2005 compared to 2004 is primarily related to a $5.1 million increase in capital expenditures during 2005, decreased proceeds from the Rabbi Trust of $3.1 million, the absence in 2005 of loan payments from Prints Plus which totaled $1.9 million in 2004 and the reduction in 2005 compared to 2004 in proceeds from sales of property, equipment and other assets by $1.1 million. The increase in capital expenditures is primarily the result of the Company’s conversion of studios to digital technology while the decrease in the loan payments from Prints Plus is the result of the repayment of such loans in 2004 and the concurrent termination of the revolving credit agreement with them. The decrease in 2005 funds from the Rabbi Trust as compared to 2004 resulted from lower receipts used to fund retirement obligations under the Company’s supplemental retirement plan of $1.1 million and a reduction of $2.0 million in cash received from the Rabbi Trust to be used for general corporate purposes. Asset sales in 2004 and 2005 relate primarily to assets which, as a result of the conversion to digital technology, were no longer of operating utility to the Company.

Net Cash Used In Financing Activities

Net cash used in financing activities was $43.6 million in 2006, $1.2 million in 2005 and $24.8 million in 2004. The increase in cash used in 2006 relates primarily to the purchase of 1,658,607 shares of stock and related costs totaling $32.5 million on February 8, 2006 in conjunction with the Company’s Dutch Auction self-tender offer. Debt repayments, net of proceeds from borrowings, in 2006 as compared to 2005 increased $7.7 million as a result of 2005 refinancing activities. Also, during the first half of 2005 there was a reduction of $6.2 million in restricted cash representing collateral for outstanding letters of credit. These impacts were partially offset by the absence in 2006 of costs associated with the 2005 refinancing, including the establishment of a $1.0 million restricted cash compensating balance, the payment of debt issuance costs totaling $1.1 million and a make whole payment in connection with debt extinguishment of $457,000. Additionally, the Company had decreased dividend payments of $968,000 resulting from the reduction in outstanding shares from the self-tender offer discussed above and decreased cash from stock option exercises of $276,000 in 2006 as compared to 2005.

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

In 2004, the Company terminated its then-existing $7.5 million revolving credit facility, which was used solely to support outstanding letters of credit used in its self-insurance programs. As a result of the termination of the revolving credit facility, the Company deposited $6.2 million in cash as collateral with the bank that issued the outstanding letters of credit. On April 15, 2005, the Company entered into a new $30.0 million unsecured bank revolving credit facility (the “Credit Agreement”), scheduled to expire on April 13, 2007 and carrying a variable interest rate charged at either LIBOR or prime rate funds, with an applicable margin added. On May 17, 2005, the Company replaced its outstanding letters of credit with new letters of credit issued under the Credit Agreement, thus allowing restricted cash to be returned to the Company for general corporate purposes.

Concurrent with the closing of the Credit Agreement, the Company amended its then-existing Senior Note agreement to allow it to incur additional indebtedness without violating the debt to equity ratio covenant included in the original Senior Note agreement. The covenants of the amended Senior Note Agreement then principally mirrored those included in the Credit Agreement.

Effective November 30, 2005, the Company amended and restated the Credit Agreement to become a three-year, term and revolving credit facility in an amount up to $43 million, consisting of an $18 million term loan and a $25 million revolving loan with a sub-facility for letters of credit in an amount not to exceed $15 million. The obligations of the Company under the Credit Agreement are secured by (i) a guaranty from certain material direct and indirect domestic subsidiaries of the Company, and (ii) substantially all of the assets of the Company and such subsidiaries. Borrowings and letters of credit under the Credit Agreement bear interest, at the Company’s option, at a variable rate based on either LIBOR or an alternative rate (as described in the Credit Agreement), with an applicable margin added. The revolving loan is charged a non-use fee, which varies based on the Company’s leverage ratio. Unless sooner paid, the outstanding principal balance of the term loan is to be repaid in five equal semi-annual installments, which began on June 30, 2006 with the final payment on November 30, 2008. The proceeds of the term loan were used to repay in full all of the outstanding principal, accrued and unpaid interest and make-whole amount due and owing under the Company’s Senior Note Agreement.

In connection with the redemption of the Company’s Senior Notes in the fourth quarter of 2005, the Company recorded a $529,000 loss from extinguishment of debt consisting of a make-whole fee totaling $457,000 and the write-off of unamortized fees totaling $72,000.

On January 25, 2006, the Company again amended and restated the Credit Agreement to expand the term loan portion of the Credit Agreement from $18 million to $25 million. The incremental $7 million from the funding of the term loan was used along with then-existing cash on hand to purchase shares in the Dutch Auction self-tender offer totaling $32.4 million on February 8, 2006, which is more fully described in Note 6 of the Notes to Consolidated Financial Statements. The Credit Agreement requires the Company to maintain a $1.0 million compensating cash balance.

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

As of February 3, 2007, the Company was in compliance with all debt covenants.

We have defined benefit and defined contribution pension plans, as described in the Note 10 to Consolidated Financial Statements. We fund these plans based on the minimum amounts required by law plus such amounts we deem appropriate.

Off-Balance Sheet Arrangements

Other than stand-by letters of credit primarily used to support our various self-insurance programs and the ongoing guarantee of certain operating real estate leases of Prints Plus, both of which are more fully discussed in the “Other Commitments” table below, the Company has no additional off-balance sheet arrangements.

Future Cash Flows

To facilitate an understanding of the Company’s contractual obligations and other commitments, the table below is provided. We are self-insured with stop-loss coverage for workers’ compensation, medical and general liability insurance and we have established reserves for claims under these plans that have been reported but not paid and have been incurred but not reported. As of February 3, 2007, estimated reserves for these claims totaled $4.6 million. These reserves have been excluded from the table below, as we are uncertain as to the timing of when cash payments may be required.

The table also does not include our deferred income tax liability and accrued pension benefits because it is not certain when these liabilities will become due. The Company contributed $2.1 million to the pension plan in 2005, but did not contribute to the pension plan in 2006. The Company anticipates a 2007 payment, but the amount has currently not been determined. Future contributions to the pension plan will be dependent upon legislation, future changes in discount rates and the earnings performance of the plan assets.

	PAYMENTS DUE BY PERIOD
thousands					2012 &
	Total	2007	2008-09	2010-11	Beyond
Contractual obligations:

Long-term debt	$16,667	$8,333	$8,334	$-	$-
Interest expense (1)	1,591	1,161	430	-	-
Operating leases	1,642	831	706	105	-
Purchase obligations for
materials and services (2)	3,297	2,378	919	-	-
Other liabilities (3)	619	398	109	87	25

TOTAL	$23,816	$13,101	$10,498	$192	$25

	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
thousands					2012 &
	Total	2007	2008-09	2010-11	Beyond
Other commitments:

Standby letters of credit (4)	$5,755	$5,755	$-	$-	$-
Contingent lease obligations (5)	744	744	-	-	-

TOTAL	$6,499	$6,499	$-	$-	$-

(1)	Amounts represent the expected cash payments of the Company’s interest expense on its long-term debt, calculated based on the LIBOR variable rate in effect at February 3, 2007.

(2)
Amount represents outstanding purchase commitments at February 3, 2007. The purchase commitments relate principally to photographic paper, frames and accessories, telecommunication services and database maintenance contracts.

(3)
Amounts consist primarily of accruals for severance and related costs, which are recorded at the contractual amounts due. The Company is contesting one severance arrangement, which has the potential for reduction through settlement negotiations and litigation.

As indicated in Note 10 in the accompanying Notes to Consolidated Financial Statements, the projected benefit obligation of the Company’s pension plan exceeded plan assets by $16.4 million at the end of 2006 and $19.2 million at the end of 2005. This $2.8 million decrease in the underfunded status between 2006 and 2005 resulted from a $1.1 million decline in the projected benefit obligation from $52.9 million to $51.8 million and a growth in the fair value of plan assets of $1.7 million. The projected benefit obligation decreased as a result of annual costs associated with service costs, interest costs and changes in actuarial gains and losses all determined in accordance with Statement of Financial Accounting Standards No. 87. The $1.7 million growth in fair value of plan assets in 2006 resulted from actual returns on plan assets of $3.8 million, offset by benefit payments of $2.1 million. As noted above, the Company expects to make a contribution to the pension plan in 2007 but the amount has not currently been determined. The Critical Accounting Estimates section and Note 10 in the accompanying Notes to Consolidated Financial Statements provide a more complete description of the status of the Company’s pension plan.

(4)	We primarily use stand-by letters of credit to support our various self-insurance programs. The letters of credit generally have a one-year maturity and are renewed annually.

(5)
In July 2001, the Company announced the completion of the sale of its Wall Décor segment, Prints Plus, which included the ongoing guarantee of certain operating real estate leases of Prints Plus. As of February 3, 2007, the maximum future obligation to the Company under its guarantee of remaining leases is approximately $1.0 million before consideration of replacement tenant  income. To recognize the risk associated with these leases based upon the Company’s past experience with renegotiating lease obligations and management’s evaluation of remaining leases, all of which is more fully described in Note 13 to the Consolidated Financial Statements, the Company has recorded lease obligation reserves totaling approximately $744,000 at February 3, 2007. Based on the status of remaining leases, the Company believes that the $744,000 reserve is adequate to cover the potential losses to be realized under the Company’s operating lease guarantees.

Liquidity

Cash flows from operations, cash and cash equivalents on hand and the seasonal borrowing capacity under the revolving portion of the Company’s Credit Agreement, represent expected sources of funds in 2007 to meet our obligations and commitments, including debt service, annual dividends to shareholders, planned capital expenditures which are estimated not to exceed $5.0 million in fiscal 2007 and normal operating needs.

ACCOUNTING PRONOUNCEMENTS AND POLICIES

Adoption of New Accounting Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. The Statement permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value. This statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the requirements of SFAS No. 159 and have not yet determined the impact on the financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 does not require any new fair value measurement and the Company is currently evaluating the impact, if any, of SFAS No. 157 on its financial position, results of operations and cash flows. SFAS No. 157 requires prospective application for fiscal years beginning after November 15, 2007.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has substantially completed its assessment of the impact of the adoption of FIN 48 and expects the impact of the initial adoption in the first quarter of fiscal 2007 will increase deferred tax assets and retained earnings by approximately $1.3 million.

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

Self-insurance reserves

The Company is self-insured for certain losses relating to workers’ compensation, general liability and employee medical claims. The Company has stop-loss coverage to limit the exposure arising from these claims. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon the Company’s estimates of the aggregate liability for uninsured claims incurred using actuarial assumptions followed in the insurance industry and the Company’s historical experience. Loss estimates are adjusted based upon actual claims settlements and reported claims.

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

Defined benefit retirement plans

The plan obligations and related assets of defined benefit retirement plans are presented in Note 10 in the accompanying Notes to Consolidated Financial Statements. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets. In determining the discount rate, the Company utilizes the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans. At February 3, 2007, the actuarial assumptions of the Company’s plans were: discount rate for benefit cost 5.50%; discount rate for benefit obligations 5.75%; long-term rate of return on plan assets 8.25%; assumed rate of salary increases for benefit costs of 3.75%; and assumed rate of salary increase for benefit obligations of 3.00%.

The Company has made certain other estimates that, while not involving the same degree of judgment, are important to understanding the Company’s financial statements. These estimates are in the areas of assessing recoverability of long-lived assets and in establishing reserves or accruals in connection with restructuring or other business changes and with respect to the Company’s operating lease guarantees related to its former Wall Décor segment. On an ongoing basis, management evaluates its estimates and judgments in these areas based on its substantial historical experience and other relevant factors. Management’s estimates as of the date of the financial statements reflect its best judgment giving consideration to all currently available facts and circumstances. As such, these estimates may require adjustment in the future, as additional facts become known or as circumstances change.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign exchange rates and are minimal. At February 3, 2007, the Company’s debt obligations have floating interest rates. The impact of a 1% change in interest rates affecting the Company’s debt would increase or decrease annual interest expense by approximately $167,000. The Company's exposure to changes in foreign exchange rates relative to the Canadian operations is also minimal, as Canadian operations constitute only 8.2% of the Company's total assets and 8.2% of the Company's total sales as of end for the year ended February 3, 2007.

Item 8. Financial Statements and Supplemental Data

(a)	FINANCIAL STATEMENTS		PAGES

	-	Report of Independent Registered Public Accounting Firm	32
	-	Consolidated Balance Sheets as of February 3, 2007 and February 4, 2006	33-34
	-	Consolidated Statements of Operations for the fiscal years ended
		February 3, 2007, February 4, 2006 and February 5, 2005	35
	-	Consolidated Statements of Changes in Stockholders' Equity
		for the fiscal years ended February 3, 2007, February 4, 2006 and February 5, 2005	36
	-	Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2007,
		February 4, 2006 and February 5, 2005	37-39
	-	Notes to Consolidated Financial Statements	40-66

The Company's fiscal year ends the first Saturday of February. Accordingly, fiscal years 2006, 2005 and 2004 ended February 3, 2007, February 4, 2006 and February 5, 2005, respectively, and consisted of 52 weeks. Throughout the "FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA" section, reference to 2006, 2005 or 2004 will mean the fiscal year ended February 3, 2007, February 4, 2006, and February 5, 2005, respectively.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

CPI Corp.:

We have audited the accompanying consolidated balance sheets of CPI Corp. and subsidiaries (the Company) as of February 3, 2007 and February 4, 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended February 3, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CPI Corp. as of February 3, 2007 and February 4, 2006, and the results of their operations and their cash flows for  each of the years in the three-year period ended February 3, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 16, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note 9 to the consolidated financial statements, effective February 5, 2006, the Company adopted Statement of Financial Accounting Standard No. 123 (Revised 2004), Share-Based Payment.

As discussed in Note 10 to the consolidated financial statements, effective as of February 3, 2007, the Company adopted the recognition and disclosure provisions as required by Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Deferred Benefit Pension and Other Postretirement Plans.

/s/ KPMG LLP
____________
KPMG LLP

St. Louis, Missouri
April 16, 2007

CPI CORP.
Consolidated Balance Sheets - Assets

thousands	February 3, 2007	February 4, 2006

ASSETS
Current assets:
Cash and cash equivalents	$26,294	$34,269
Restricted cash	1,000	1,000
Accounts receivable:
Due from licensor stores	7,308	7,944
Other	489	289
Inventories	9,067	9,271
Prepaid expenses and other current assets	5,157	4,958
Deferred tax assets	5,756	11,898

Total current assets	55,071	69,629

Property and equipment:
Land	2,765	2,765
Building improvements	26,485	26,472
Leasehold improvements	4,383	4,531
Photographic, sales and manufacturing equipment	123,518	126,132
Total	157,151	159,900
Less accumulated depreciation and amortization	130,458	118,618
Property and equipment, net	26,693	41,282
Assets of business transferred under contractual arrangements:
Preferred security	-	7,000
Accrued interest on preferred security	-	1,317
Impairment reserve related to preferred security interest	-	(8,317)
Other investments - supplemental retirement plan	3,588	3,706
Deferred tax assets	4,005	7,727
Other assets, net of amortization of $1,359 at both
February 3, 2007 and February 4, 2006	970	1,317

TOTAL ASSETS	$90,327	$123,661

                   See ccompanying notes to consolidated financial statements.

CPI CORP.
Consolidated Balance Sheets - Liabilities and Stockholders’ Equity

thousands, except share and per share data	February 3, 2007	February 4, 2006

LIABILITIES
Current liabilities:
Current maturities of long-term debt	$8,333	$8,333
Accounts payable	3,317	3,872
Accrued employment costs	12,770	13,016
Customer deposit liability	15,468	18,315
Income taxes payable	890	1,263
Sales taxes payable	2,564	2,435
Accrued advertising expenses	684	768
Accrued expenses and other liabilities	5,381	8,063

Total current liabilities	49,407	56,065

Long-term debt, less current maturities	7,747	15,747
Accrued pension plan obligations	14,367	15,813
Supplemental retirement plan obligations	3,472	3,833
Customer deposit liability	2,508	3,335
Other liabilities	2,510	2,758

Total liabilities	80,011	97,551

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized; no shares outstanding	-	-
Preferred stock, Series A, no par value, 200,000 shares authorized;
no shares outstanding	-	-
Common stock, $.40 par value, 50,000,000 shares authorized; 16,975,343 and 18,569,964
shares issued at February 3, 2007 and February 4, 2006, respectively	6,790	7,428
Additional paid-in capital	25,510	55,588
Retained earnings	220,460	208,183
Accumulated other comprehensive loss	(9,387)	(11,171)
	243,373	260,028
Treasury stock - at cost, 10,618,090 and 10,639,543 shares at
February 3, 2007 and February 4, 2006, respectively	(233,057)	(233,541)
Unamortized deferred compensation- restricted stock	-	(377)

Total stockholders' equity	10,316	26,110

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$90,327	$123,661

                  See ccompanying notes to consolidated financial statements.

CPI CORP.
Consolidated Statements of Operations
Fifty-two weeks ended February 3, 2007, February 4, 2006 and February 5, 2005

thousands, except share and per share data	2006	2005	2004

Net sales	$293,803	$291,984	$281,865

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	28,128	32,651	33,855
Selling, general and administrative expenses	221,446	224,572	222,425
Depreciation and amortization	16,922	19,952	16,377
Other charges and impairments	1,240	2,767	15,679
	267,736	279,942	288,336

Income (loss) from continuing operations	26,067	12,042	(6,471)

Interest expense	2,229	1,680	2,180
Interest income	565	697	1,226
Impairment (recovery) and related obligations of preferred security interest	(887)	-	9,789
Loss from debt extinguishment	-	529	-
Other income, net	144	247	263
Earnings (loss) from continuing operations before income tax expense (benefit)	25,434	10,777	(16,951)

Income tax expense (benefit)	9,107	4,388	(2,189)

Net earnings (loss) from continuing operations	16,327	6,389	(14,762)

Net loss from discontinued operations, net of income tax benefit of $2,201	-	-	(3,746)

NET EARNINGS (LOSS)	$16,327	$6,389	$(18,508)

NET EARNINGS (LOSS) PER COMMON SHARE

Net earnings (loss) per share from continuing operations - diluted	$2.56	$0.81	$(1.87)
Net loss per share from discontinued operations - diluted	-	-	(0.48)
Net earnings (loss) per share - diluted	$2.56	$0.81	$(2.35)

Net earnings (loss) per share from continuing operations - basic	$2.57	$0.81	$(1.87)
Net loss per share from discontinued operations - basic	-	-	(0.48)
Net earnings (loss) per share - basic	$2.57	$0.81	$(2.35)

Dividends per share	$0.64	$0.64	$0.64

Weighted average number of common and common equivalent
shares outstanding-diluted	6,375,709	7,881,060	7,888,404
Weighted average number of common and common equivalent
shares outstanding-basic	6,352,975	7,854,192	7,888,404

See accompanying notes to consolidated financial statements.

CPI CORP.
Consolidated Statements of Changes in Stockholders' Equity
Fifty-two weeks ended February 3, 2007, February 4, 2006 and February 5, 2005

				Accumulated		Deferred
		Additional		other	Treasury	compensation -
thousands, except share and per share data	Common	paid-in	Retained	comprehensive	stock,	restricted
	stock	capital	earnings	income (loss)	at cost	stock	Total

Balance at February 7, 2004	$7,344	$52,272	$230,394	$(9,599)	$(228,577)	$(8)	$51,826

Net loss	-	-	(18,508)	-	-	-	(18,508)
Total other comprehensive loss, net of tax effect	-	-	-	(906)	-	-	(906)
Total comprehensive loss							(19,414)
Issuance of common stock to employee benefit plans,
restricted stock awards and option exercises
(99,588 shares), net of tax effect	29	1,029	-	-	554	(70)	1,542

Dividends ($0.64 per common share)	-	-	(5,074)	-	-	-	(5,074)
Purchase of treasury stock, at cost (406,780 shares)	-	-	-	-	(6,008)	-	(6,008)
Amortization of deferred compensation - restricted stock	-	-	-	-	-	14	14

Balance at February 5, 2005	$7,373	$53,301	$206,812	$(10,505)	$(234,031)	$(64)	$22,886

Net earnings	-	-	6,389	-	-	-	6,389
Total other comprehensive loss, net of tax effect	-	-	-	(666)	-	-	(666)
Total comprehensive income							5,723
Issuance of common stock to employee benefit plans,
restricted stock awards and option exercises
(169,878 shares), net of tax effect	55	2,287	-	-	490	(1,041)	1,791

Dividends ($0.64 per common share)	-	-	(5,018)	-	-	-	(5,018)
Amortization of deferred compensation - restricted stock	-	-	-	-	-	728	728

Balance at February 4, 2006	$7,428	$55,588	$208,183	$(11,171)	$(233,541)	$(377)	$26,110

Net earnings	-	-	16,327	-	-	-	16,327
Total other comprehensive earnings, net of tax effect	-	-	-	2,128	-	-	2,128
Adoption of SFAS 158, net of tax	-	-	-	(344)	-	-	(344)
Total comprehensive income	-	-	-	-	-	-	18,111
Reclassification of deferred compensation account
upon adoption of SFAS 123R	-	(377)	-	-	-	377	-
Purchase of treasury stock					(32,635)	-	(32,635)
Retirement of 1,658,607 common shares acquired
through Dutch Auction self-tender offer	(663)	(31,875)	-	-	32,538	-	-
Issuance of common stock to employee benefit
plans, restricted stock awards, option exercises
and option modification (90,414 shares)	25	494	-	-	581	-	1,100
Stock-based compensation recognized	-	776					776
Excess tax benefit related to stock-based compensation	-	904	-	-	-	-	904
Dividends ($0.64 per common share)	-	-	(4,050)	-	-	-	(4,050)

Balance at February 3, 2007	$6,790	$25,510	$220,460	$(9,387)	$(233,057)	$-	$10,316

See accompanying notes to consolidated financial statements.

CPI CORP.
Consolidated Statements of Cash Flows
Fifty-two weeks ended February 3, 2007, February 4, 2006 and February 5, 2005

thousands	2006	2005	2004

Reconciliation of net earnings (loss) to cash flows provided by operating activities:

Net earnings (loss)	$16,327	$6,389	$(18,508)

Adjustments for items not requiring cash:
Depreciation and amortization	16,922	19,952	16,377
Loss from discontinued operations	-	-	3,746
Stock-based compensation expense	776	811	190
Loss from extinguishment of debt	-	529	-
Loss on disposition of property, plant and equipment	220	554	1,437
Gain on sale of assets held for sale	(47)	(9)	(391)
Deferred income tax provision	9,357	2,353	(5,653)
Pension, supplemental retirement plan and profit sharing expense	2,337	2,198	2,457
Accelerated vesting of supplemental retirement plan benefits	-	-	3,338
Accrued interest on Preferred Security	-	-	(629)
Impairment (recovery) and related obligations of preferred security interest	(887)	-	9,789
Other impairment charges	-	-	5,083
Other	446	323	40

Increase (decrease) in cash flow from operating assets and liabilities:
Receivables and inventories	517	709	683
Refundable income taxes	-	-	2,166
Prepaid expenses and other current assets	(636)	1,436	(345)
Accounts payable	(555)	(4,983)	(3,306)
Contribution to pension plan	-	(2,050)	-
Supplemental retirement plan payments	(283)	(989)	(1,517)
Accrued expenses and other liabilities	(2,003)	(2,945)	1,031
Income taxes payable	(373)	(1,609)	2,872
Deferred revenues and related costs	(3,118)	(3,856)	(2,899)
Other	(1,050)	(116)	516

Cash flows provided by continuing operations	37,950	18,697	16,477
Cash flows used in discontinued operations	-	-	(2,739)
Cash flows provided by operating activities	$37,950	$18,697	$13,738

See accompanying notes to consolidated financial statements.

CPI CORP.
Consolidated Statements of Cash Flows (continued)
Fifty-two weeks ended February 3, 2007, February 4, 2006 and February 5, 2005

thousands	2006	2005	2004

Cash flows provided by operating activities	$37,950	$18,697	$13,738

Cash flows provided by (used in) financing activities:
Purchase of treasury stock	(32,635)	-	(6,008)
Repayment of long-term obligations	(8,333)	(25,680)	(8,580)
Proceeds from long-term borrowings	-	25,000	-
Payment of debt issuance costs	-	(1,087)	-
Make-whole payment to extinguish long-term debt	-	(457)	-
Restricted cash - collateral for outstanding letters of credit	-	6,154	(6,154)
Restricted cash - compensating balance under Credit Agreement	-	(1,000)	-
Cash dividends	(4,050)	(5,018)	(5,074)
Issuance of common stock to employee stock plans and option exercises	589	865	989
Excess tax benefits from stock-based compensation	904	-	-
Other	(42)	-	-

Cash flows used in financing activities	(43,567)	(1,223)	(24,827)

Cash flows (used in) provided by investing activities:
Additions to property and equipment	(2,760)	(20,235)	(15,157)
Proceeds from sale of property and equipment	80	118	362
Proceeds from sale of assets held for sale	204	49	932
Changes in loan receivable:
Borrowings	-	-	(43,380)
Repayments	-	-	45,295
Increase in assets held by Rabbi Trust	(177)	(286)	(455)
Proceeds from Rabbi Trust used for supplemental retirement plan payments	295	891	2,006
Distribution of Rabbi Trust funds in excess of related obligations	-	1,830	3,800

Cash flows used in investing activities - continuing operations	(2,358)	(17,633)	(6,597)

Cash flows used in investing activities - discontinued operations	-	-	(29)

Cash flows used in investing activities	(2,358)	(17,633)	(6,626)

Effect of exchange rate changes on cash and cash equivalents	-	545	587

Net increase (decrease) in cash and cash equivalents	(7,975)	386	(17,128)

Cash and cash equivalents at beginning of year	34,269	33,883	51,011

Cash and cash equivalents at end of year	$26,294	$34,269	$33,883

See accompanying notes to consolidated financial statements.

CPI CORP.
Consolidated Statements of Cash Flows (continued)
Fifty-two weeks ended February 3, 2007, February 4, 2006 and February 5, 2005

thousands	2006	2005	2004

Supplemental cash flow information:
Interest paid	$1,979	$1,496	$2,236
Income taxes paid	$1,311	$4,668	$321
Supplemental non-cash financing activities:
Issuance of treasury stock under the employee Profit Sharing Plan	$440	$490	$554
Issuance of restricted and unrestricted stock to employees and directors	$785	$1,300	$70
Repayment of borrowings against cash surrender value of life
insurance via liquidation of related policies	$-	$-	$1,548
Executive retirement stock option modifications	$71	$177	$-

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

The Company operates 1,041 (“unaudited”) professional portrait studios as of February 3, 2007 throughout the United States, Canada and Puerto Rico principally under license agreements with Sears, Roebuck and Co. ("Sears"). The Company also operates searsphotos.com, a vehicle for the Company’s customers to archive, share portraits via email and order additional portraits and products.

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

Fiscal year	Ended	Weeks

2006	February 3, 2007	52
2005	February 4, 2006	52
2004	February 5, 2005	52

Business Concentrations

Volume of business - The Company’s customers are not concentrated in any specific geographic region. Due to the widely dispersed nature of the Company’s nationwide retail business across millions of customers, no single customer accounted for a significant amount of the Company’s sales.

Revenues - Substantially all of the Company’s revenues in 2006, 2005 and 2004 were derived from sales at permanent portrait studios operating under the Sears Portrait Studio name. These studios operate under agreements with Sears in the United States, Canada and Puerto Rico that require the Company to pay license fees to Sears based on net sales.

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

Foreign operations - Included in the Company’s consolidated balance sheets at February 3, 2007 and February 4, 2006 are long-lived assets of $4.6 million and $5.3 million, respectively employed in the Company’s Canadian operations. Net sales related to the Canadian operations were $24.1 million, $22.8 million and $20.7 million in fiscal 2006, 2005 and 2004, respectively.

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

Foreign Currency Translations

Assets and liabilities of foreign operations are translated into U.S. dollars at the exchange rate in effect on the balance sheet date, while income and expense accounts are translated at the average rates in effect during each fiscal year. Gains and losses on foreign currency translations are included in the determination of accumulated other comprehensive income (loss) for the year. These (losses) gains amounted to ($264,000), $947,000 and $620,000 in 2006, 2005 and 2004, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

For all stores operating within Sears, collections (cash, check and credit sales) are deposited with Sears and subsequently remitted to CPI by Sears. Sears’ remittances are reconciled to CPI receivables and any differences are resolved and recorded as appropriate. There was no allowance for doubtful accounts at February 3, 2007 and February 4, 2006 as substantially all accounts receivable relate to amounts to be remitted by Sears, and management has a high level of assurance of the collectibility of these amounts.

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

Depreciation and amortization on property and equipment is computed principally using the straight-line method over estimated useful lives of the respective assets. A summary of estimated useful lives is as follows:

Building improvements	15 to 19 years
Leasehold improvements	5 to 15 years
Photographic, sales and manufacturing equipment	2 to 7 years

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

Self-Insurance Reserves

The Company is self-insured for certain losses relating to workers’ compensation, general liability and employee medical claims. The Company has stop-loss coverage to limit the exposure arising from these claims. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon the Company’s estimates of the aggregate liability for uninsured claims incurred using actuarial assumptions followed in the insurance industry and the Company’s historical experience. Loss estimates are adjusted based upon actual claims settlements and reported claims.

Revenue Recognition and Deferred Costs

Sales revenues are recorded when portraits and/or other merchandise are delivered to customers. Costs incurred relating to portraits processed pending delivery to customers, or in-process, are inventoried and expensed when the related photographic sales revenue is recognized.

The Company offers a customer loyalty program (Smile Savers Plan®) under which a customer pays a one-time fee and in return pays no session fees for unlimited portrait sessions over the period covered by the program. The entire Smile Savers Plan® fee received is deferred and amortized into revenues on a straight-line basis over the period of the customer’s program.

Sales and other taxes collected from customers for remittance to governmental entities is presented on a net basis in the statement of operations.

CPI CORP.
Notes to Consolidated Financial Statements

Advertising Costs

The Company expenses costs associated with newspaper, magazines and other media advertising the first time the advertising takes place. Certain direct-response advertising costs are capitalized. Direct-response advertising consists of direct mail advertisements. Such capitalized costs are amortized over the expected period of future benefits following the delivery of the direct media in which it appears.

The consolidated balance sheets include capitalized direct-response advertising costs of $628,000 and $463,000 at February 3, 2007 and February 4, 2006, respectively. Advertising expense for 2006, 2005 and 2004 was $28.3 million, $29.1 million and $30.0 million, respectively.

Defined Benefit Plans

For purposes of its retirement plans, the Company utilizes a measurement date of December 31. At the measurement date, plan assets are determined based on fair value. The net pension and supplemental executive retirement benefit obligations and the related periodic costs are based on, among other things, assumptions of the discount rate, estimated return on plan assets and estimated salary increases. These obligations and related periodic costs are measured using actuarial techniques and assumptions. The actuarial cost method used to compute the pension liabilities and related expense is the projected unit method. Market related value of assets is valued with a five-year phase-in of gains and losses since January 1, 2001. Effective February 3, 2007, we adopted SFAS No. 158, an amendment of FASB statements No. 87, 88, 106 and 123R. As a result, we recorded an after-tax charge of $344,000 ($555,000 pretax) to accumulated other comprehensive income.

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

Stock-based Compensation Plans

At February 3, 2007, the Company had various stock-based employee compensation plans, which are described more fully in Note 9. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires companies to recognize the cost of awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). The Company adopted SFAS 123R effective February 5, 2006 using the modified prospective method and, as such, results for prior periods have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods. Prior to February 5, 2006, the fair value of restricted stock awards was expensed by the Company over the vesting period, while compensation expense for stock options was recognized over the vesting period only to the extent that the grant date market price of the stock exceeded the exercise price of the options. All options outstanding were issued with exercise prices equal to the grant date market price of the stock. SFAS 123R applies to all outstanding options and restricted stock.

CPI CORP.
Notes to Consolidated Financial Statements

The following table illustrates the effect on net earnings and earnings per share for 2005 and 2004 if the Company had applied the fair value recognition provisions of SFAS No. 123 during those years.

thousands, except per share data	2005	2004

Net earnings (loss) - as reported	$6,389	$(18,508)
Less: Additional stock-based employee compensation expense determined
under fair value based method for all awards, net of related taxes	(27)	(621)

Net earnings (loss) - pro forma	$6,362	$(19,129)

Earnings (loss) per common share - basic
As reported	$0.81	$(2.35)
Pro forma	$0.81	$(2.42)
Earnings (loss) per common share - diluted
As reported	$0.81	$(2.35)
Pro forma	$0.81	$(2.42)

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

NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 does not require any new fair value measurement and the Company is currently evaluating the impact, if any, of SFAS No. 157 on its financial position, results of operations and cash flows. SFAS No. 157 requires prospective application for fiscal years beginning after November 15, 2007.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has substantially completed its assessment of the impact of the adoption of FIN 48 and expects the impact of the initial adoption in the first quarter of fiscal 2007 will increase deferred tax assets and retained earnings by approximately $1.3 million.

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

CPI CORP.
Notes to Consolidated Financial Statements

NOTE 3 - CHANGE OF CONTROL

In early 2004, Knightspoint Partners I, L.P. and other entities participating with them (“Knightspoint Group”) succeeded in a solicitation of the Company’s stockholders to, among other things, remove seven of the nine members of the Company’s Board of Directors, decrease the size of the Board to eight directors and elect six Knightspoint Group nominees to the Board. The material change in the composition of the Board resulting from the Knightspoint Group’s successful consent solicitation triggered change of control provisions in various employment and stock option agreements between the Company and certain of its executives and employees. As a result of the change of control, in the first quarter of 2004 the Company accrued $3.3 million related to the accelerated vesting of executives’ benefits covered by the Company’s supplemental retirement plan. In 2004, the Company also accrued $318,000 of guaranteed bonuses provided for in employment contracts for those covered executives whose employment continues with the Company.

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

Sales and operating results for the former Mexican and mobile photography operations for 2004 included in discontinued operations are presented in the following table:

thousands	Mexican Operation	Mobile Photography Operation	Total Discontinued Operations

Net Sales	$781	$1,020	$1,801

Operating loss	$(948)	$(1,550)	$(2,498)
Loss on disposition	(2,528)	(921)	(3,449)
Tax benefit	1,287	914	2,201

Net loss from discontinued operations	$(2,189)	$(1,557)	$(3,746)

The loss on disposition of the former Mexican and mobile photography operations consist of the following costs:

	Non-cash Charges		Accruals/Proceeds		Total Loss on Disposition
thousands	Mexico	Mobile	Mexico	Mobile	Mexico	Mobile

Asset disposals, impairments and write-offs	$2,136	$848	$-	$-	$2,136	$848
Proceeds on sale of assets	-	-	(120)	(94)	(120)	(94)
Lease settlements	-	-	92	-	92	-
Employee severance	-	-	407	154	407	154
Other	-	-	13	13	13	13

Total loss on disposition	$2,136	$848	$392	$73	$2,528	$921

There were no reserve balances related to discontinued operations included in the Company’s Consolidated Balance Sheet as of February 3, 2007 or February 4, 2006.

CPI CORP.
Notes to Consolidated Financial Statements

NOTE 5 - INVENTORIES

Inventories consist of:

thousands	February 3, 2007	February 4, 2006

Raw materials - paper and chemicals	$4,086	$4,110
Portraits in process	777	939
Finished portraits pending delivery	369	407
Frames and accessories	1,118	1,069
Studio supplies	2,083	2,143
Other	634	603

Total	$9,067	$9,271

These balances are net of obsolescence reserves totaling $136,000 and $337,000 at February 3, 2007 and February 4, 2006, respectively.

NOTE 6 - BORROWINGS

Short-term

There were no short-term borrowings outstanding at February 3, 2007 or February 4, 2006. At the beginning of 2004, the Company had on deposit $6.2 million in cash as collateral related to outstanding letters of credit. On April 15, 2005, the Company entered into a new $30.0 million (reducing to $25 million in February 2006 and $20 million in February 2007) unsecured bank revolving credit facility (the “Credit Agreement”), scheduled to expire on April 13, 2007 and carrying a variable interest rate charged at either LIBOR or prime rate funds, with an applicable margin added. On May 17, 2005, the Company replaced its outstanding letters of credit with new letters of credit issued under the Credit Agreement thus allowing the Company to reclaim its cash collateral.

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

Effective November 30, 2005, the Company amended and restated the Credit Agreement to become a three-year, term and revolving credit facility in an amount up to $43 million, consisting of an $18 million term loan and a $25 million revolving loan with a sub-facility for letters of credit in an amount not to exceed $15 million. The obligations of the Company under the Credit Agreement are secured by (i) a guaranty from certain material direct and indirect domestic subsidiaries of the Company, and (ii) substantially all of the assets of the Company and such subsidiaries. Borrowings and letters of credit under the Credit Agreement bear interest, at the Company’s option, at a variable rate based on either LIBOR or an alternative rate (as described in the Credit Agreement), with an applicable margin added. The revolving loan is charged a non-use fee, which varies based on the Company’s leverage ratio. Unless sooner paid, the outstanding principal balance of the term loan is to be repaid in five equal semi-annual installments beginning June 30, 2006 with the final payment on November 30, 2008. The Credit Agreement and other ancillary loan documents contain terms, provisions and events of default customary for

CPI CORP.
Notes to Consolidated Financial Statements

transactions of this type. The proceeds of the term loan were used to repay in full all of the outstanding principal, accrued and unpaid interest and make-whole amount due and owing under the Company’s Senior Note Agreement.

In connection with the redemption of the Company’s Senior Notes in the fourth quarter of 2005, the Company recorded a loss from extinguishment of debt consisting of a make-whole fee totaling $457,000 and the write-off of unamortized fees in the amount of $72,000.

On January 25, 2006, the Company amended and restated the Credit Agreement to expand the term loan portion of the Agreement from $18 million to $25 million. The incremental $7 million from the funding of the term loan was used along with then-existing cash on hand to purchase shares in the Dutch Auction self-tender offer on February 8, 2006 as described in Note 7. The Company incurred $1.1 million in issuance costs associated with the amended and restated Credit Agreement. The term loan portion of these costs is being amortized using the effective interest method over the three-year life of the related debt. Fees associated with the revolving portion are being amortized on a straight-line basis over the life of the revolving commitment since there are no borrowings or repayments scheduled.

Restrictive covenants of the Credit Agreement include the maintenance of minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”), minimum funded debt to EBITDA ratio, minimum net worth, as defined, capital expenditure limits and a minimum fixed charge coverage ratio, as defined. In addition, the Credit Agreement requires the Company to maintain a $1.0 million compensating cash balance, which is classified as Restricted Cash in the accompanying Consolidated Balance Sheets.

Outstanding debt obligations are as follows:

thousands	February 3, 2007	February 4, 2006

Term loan portion of the Credit Agreement,
net of unamortized issuance costs	$16,080	$24,080
Less: current maturities	8,333	8,333
	$7,747	$15,747

As of February 3, 2007, long-term debt maturities are as follows:

thousands

2007	$8,333
2008	8,334
$16,667
Unamortized issuance costs	587
$16,080

NOTE 7 - STOCKHOLDERS’ EQUITY

Share Repurchase Program

On June 3, 2003, the Board of Directors authorized the Company to repurchase up to 5% of its common shares on the open market from time to time depending on market conditions. As of February 3, 2007, the Company had remaining authorization to repurchase 350,843 shares.

CPI CORP.
Notes to Consolidated Financial Statements

In 2004, the Company purchased 406,780 shares of its common stock in a negotiated transaction. The Company paid $14.77 per share, for a total purchase price of $6.0 million.

On February 8, 2006, the Company purchased 1,658,607 shares at $19.50 per share or a total consideration of approximately $32.4 million as a result of a Dutch Auction self-tender offer. The Company funded the purchase of shares tendered in the tender offer through a combination of cash on hand and $7 million of incremental term loan funds. Had the shares from this transaction been deducted from total shares outstanding as of February 1, 2003 (the beginning of fiscal 2004), pro forma diluted earnings (loss) per share would have been $1.03 and ($2.97) per share for 2005 and 2004, respectively.

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

CPI CORP.
Notes to Consolidated Financial Statements

Comprehensive Income and Accumulated Other Comprehensive Loss

The following table shows the computation of comprehensive income (loss):

thousands	2006	2005	2004

Net earnings (loss)	$16,327	$6,389	$(18,508)
Other comprehensive income (loss):
Foreign currency translation adjustments	(264)	947	620
Defined benefit plans (1)	2,048	(1,613)	(1,526)
Total accumulated other comprehensive income (loss)	1,784	(666)	(906)

Total comprehensive income (loss)	$18,111	$5,723	$(19,414)

(1) Net of tax expense (benefit) of $1,255, ($989) and ($936) for 2006, 2005 and 2004, respectively.

The following table displays the components of accumulated other comprehensive loss as of February 4, 2006, February 5, 2005 and February 7, 2004:

thousands	2006	2005	2004

Foreign currency translation adjustments	$902	$638	$1,585
Unfunded projected benefit obligation, net of tax:	-	-	-
Prior service cost	178	-	-
Unamortized net actuarial losses	8,307	-	-
Minimum pension liability, net of taxes	-	10,533	8,920
Accumulated other comprehensive loss	$9,387	$11,171	$10,505

The Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”) as of February 3, 2007. SFAS No. 158 requires the Company to recognize the funded status of defined benefit plans as an asset or liability in our balance sheet. Funded status represents the difference between the projected benefit liability obligation of the plan and the market value of the plan’s assets. Previously unrecognized amounts are now included in accumulated other comprehensive income (loss) under SFAS No. 158. Changes in these amounts in the future will be adjusted as they occur through accumulated other comprehensive loss.

CPI CORP.
Notes to Consolidated Financial Statements

NOTE 8 - OTHER CHARGES AND IMPAIRMENTS

Other charges and impairments recorded as a component of income (loss) from operations included:

thousands	2006	2005	2004

Recorded as a component of income (loss) from operations:
Impairment charges	$179	$567	$6,516
Accruals related to accelerated vesting of supplemental retirement
plan benefits and guaranteed bonuses for 2004	-	-	3,656
Reserves for severance and related costs	878	2,546	3,430
Contract terminations and settlements	-	(346)	1,261
Consent soliciation costs	-	-	816
Strategic alternative review costs	183	-	-
	1,240	2,767	15,679
Recorded as a component of other (income) expense following income
(loss) from operations:
Impairment (recovery) and related obligations of preferred security interest	(887)	-	9,789

Total Other Charges and Impairments	$353	$2,767	$25,468

Impairment Charges

During 2006, the Company incurred $179,000 of charges related to the write-off of certain legacy equipment that will no longer be used in the business.

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

Reserves for Severance and Related Costs

Charges in 2006 represent $878,000 related principally to the separation of employment of three executives, including the Company’s former CEO.

CPI CORP.
Notes to Consolidated Financial Statements

During 2005, the Company recognized $1.0 million in expense consisting principally of severance pay and supplemental retirement plan benefits related to the early retirement of senior executives. Also in 2005, the Company incurred on-going litigation costs related to the 2004 dismissal of certain former executives totaling $1.4 million and the cost of an executive search for the CEO position totaling $165,000.

In 2004, the Company established reserves in the amount of $3.0 million for severance and related costs consisting principally of potential benefits related to severance pay and supplemental retirement plan costs associated with the dismissal of certain executives. Also, in 2004 a number of support positions in the Company’s corporate headquarters were eliminated resulting in employee severance accruals of approximately $457,000.

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

Consent Solicitation Costs

During the first quarter of 2004, the Company incurred $816,000 of professional services costs related to the then-ongoing consent solicitation, which included $152,000 of total consent-related costs incurred by the Knightspoint Group, that the Company reimbursed.

Strategic Alternative Review Costs

The Company began a process to explore strategic alternatives to enhance shareholder value in 2006. Investment banking and legal services in connection with this review totaled $183,000 in 2006.

Impairment and Related Obligations of Preferred Security Interest

The impairment and related obligations of preferred security interest represents charges recorded in 2004 related to an investment in and operating lease guarantees associated with the Company’s former Wall Décor Segment, Prints Plus, totaling $9.8 million. These charges were necessitated by the significant deteriorating financial performance of Prints Plus during the third quarter of 2004 and are more fully discussed in Note 13. As the total guarantee related to these leases has decreased with the passage of time, the payment of rents by Prints Plus and the settlement by the Company of certain leases rejected in bankruptcy, the related liability was reduced by $887,000 in 2006 to reflect management’s revised estimate of remaining potential loss.

CPI CORP.
Notes to Consolidated Financial Statements

The following is a summary of the 2005 and 2006 activity in the reserves established in connection with the Company’s restructuring and other initiatives:

			Asset
thousands	Reserve	2005	Write-		Receipts	Reserve
	Balance	Charges	Downs/	Cash	from	Balance
	Feb. 5, 2005	(Credits)	Impairments	Payments	Settlements	Feb. 4, 2006
Recorded as a component of income (loss)
from operations:
Reserves for severance, executive
retirements/repositioning and
related costs	$4,303	$2,546	$-	$(6,306)	$-	$543
Accruals related to accelerated vesting
of supplemental retirement plan
benefits and guaranteed bonuses	318	-	-	(318)	-	-
Impairment charges	-	567	(567)	-	-	-
Contract terminations and settlements	280	(346)	-	(332)	400	2
Production facility closure	33	-	-	(33)	-	-
	4,934	2,767	(567)	(6,989)	400	545
Recorded as a component of other expense
following income (loss) from operations:
Impairment and related obligations of
preferred security interest	3,100	-	-	(470)	-	2,630

Total	$8,034	$2,767	$(567)	$(7,459)	$400	$3,175

thousands	Reserve	2006	Asset			Reserve
	Balance	Charges	Writedowns/		Cash	Balance
	Feb. 4, 2006	(Credits)	Impairments	Recoveries	Payments	Feb. 3, 2007
Recorded as a component of income (loss)
from operations:
Impairment charges	$-	$179	$(179)	$-	$-	$-
Reserves for severance, executive
retirements/repositioning and
related costs	543	878	-	-	(972)	449
Strategic alternative review costs	-	183	-	-	(183)	-
Contract terminations and settlements	2	-	-	-	(2)	-
	545	1,240	(179)	-	(1,157)	449
Recorded as a component of other expense
following income (loss) from operations:
Impairment and related obligations of
preferred security interest	2,630	-	-	(887)	(999)	744

Total	$3,175	$1,240	$(179)	$(887)	$(2,156)	$1,193

The remaining reserves related to severance, executive retirements/repositioning and related costs are expected to be paid principally in 2007. The remaining reserves relating to the Company’s guarantee of certain retail store leases of Prints Plus will be reduced as settlements or payments occur or as the related statutes of limitations expire.

CPI CORP.
Notes to Consolidated Financial Statements

NOTE 9 - STOCK-BASED COMPENSATION PLANS

As of February 3, 2007, the Company offers a stock option and restricted stock plan, both of which have been approved by the Company’s shareholders. Expenses recognized for 2006, 2005 and 2004 with respect to the Restricted Stock Plan were $776,000, $811,000 and $190,000, respectively. In 2006 and 2005, stock option modifications related to retiring executives resulted in $71,000 and $176,500 of expense, respectively, which was recorded in other charges and impairments along with the related additional separation costs incurred. In 2004, no expenses were recognized for the Stock Option Plan.

As described in Note 1, the Company adopted SFAS 123R effective February 5, 2006. Prior to the adoption of SFAS 123R, the Company presented the benefit of all tax deductions resulting from the exercise of stock options and restricted stock awards as operating cash flows in the consolidated statements of cash flows. SFAS 123R requires the benefits of tax deductions in excess of grant-date fair value be reported as a financing cash flow, rather than as an operating cash flow. Excess tax benefits of $904,000, which were classified as a financing cash flow in 2006, would have been classified as an operating cash flow if the Company had not adopted SFAS 123R.

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

In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions listed in the following table. Assumptions for 2006 and 2005 apply only to the option modifications as all other outstanding options vested prior to the beginning of fiscal 2005 and no additional options were granted during 2005 or 2006.

	2006	2005	2004
Dividend yield	3.4%	3.6%	2.9%
Stock volatility factor	37.0%	31.0%	24.0%
Risk-free interest rate	3.0%	3.0%	3.0%
Expected life of options	1 year	1 year	8 years

CPI CORP.
Notes to Consolidated Financial Statements

Changes in stock options are as follows:

	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Balance at beginning of year	126,020	$20.02	229,470	$19.28	530,206	$19.17
Granted	-	-	-	-	4,968	22.14
Cancelled or expired	(53,933)	25.75	(45,464)	23.73	(239,259)	20.76
Exercised	(37,041)	15.90	(57,986)	14.18	(66,445)	13.29
End of year balance	35,046	$15.56	126,020	$20.02	229,470	$19.28

Reserved for future grant at year-end	1,020,639
Exercisable	35,046	$15.56	126,020	$20.02	229,470	$19.28
Fair value of options granted during the year						$4.29

The following table summarizes information about stock options outstanding at February 3, 2007:

	Options Outstanding and Exercisable
		Weighted-Average
		Remaining Contractual	Weighted-Average
Range of Exercise Prices	Shares	Life (Years)	Exercise Price

$ 12.96	10,046	3.72	$12.96
$ 16.50 - 17.00	25,000	3.18	16.60

Total	35,046	3.34	$15.56

Restricted Stock Plan

The Company has an amended and restated restricted stock plan for which 550,000 shares of common stock have been reserved for issuance to key employees and members of the Board of Directors. Restricted stock is valued based on the fair market value of the Company's common stock on the grant date and the value is amortized over the vesting period.

On April 21, 2006, the Board of Directors approved a grant of 27,848 shares of restricted stock to certain employees in conjunction with the settlement of 2005 performance awards. On March 8, 2006, the Board of Directors approved a grant of 10,951 shares of restricted stock to its members of the Board of Directors in lieu of 2006 board retainer fees and certain committee chair fees they receive as directors of the Company. Additionally, on March 23, 2006, the Board of Directors approved a grant of 5,408 shares of restricted stock to its Chairman of the Board as additional compensation for services rendered in 2005. Shares issued under these three grants became fully vested on February 3, 2007.

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

CPI CORP.
Notes to Consolidated Financial Statements

Changes in restricted stock are as follows:

	2006		2005		2004
	Shares	Grant-date Value	Shares	Grant-date Value	Shares	Grant-date Value
Nonvested stock, beginning of year	29,727	$17.20	5,205	$13.45	577	$14.37
Granted	44,207	17.75	64,730	16.67	5,205	13.45
Vested	(52,223)	17.39	(37,396)	16.02	(577)	14.37
Forfeited	(17,263)	17.83	(2,812)	13.66	-	-
Nonvested stock, end of year	4,448	$17.99	29,727	$17.20	5,205	$13.45

Reserved for future grant at year-end	240,909

Stock-based compensation expense related to restricted stock		$776,088		$727,532		$13,803

Future compensation expense related to nonvested stock		$78,222

The weighted average remaining vesting period of nonvested stock as of February 3, 2007 is 1.7 years.

NOTE 10 - EMPLOYEE BENEFIT PLANS

Expenses for retirement and savings-related benefit plans were as follows:

thousands	2006	2005	2004

Profit sharing	$442	$506	$405
Pension plan expense	1,614	1,412	1,211
Supplemental retirement plan expense	281	280	841
Supplemental retirement plan expense -
accelerated vesting from change of control	-	-	3,338
Total	$2,337	$2,198	$5,795

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

CPI CORP.
Notes to Consolidated Financial Statements

On February 3, 2004, the Company amended its pension plan to implement a freeze of future benefit accruals under the plan, except for those employees with ten years of service and who had attained age 50 at April 1, 2004 who were grandfathered and whose benefits continue to accrue. The information disclosed below includes the impact of this amendment.

The Company seeks to maximize returns and minimize risk of the plan’s investment portfolio by diversifying the risks of the portfolio over many different industries and sectors. The targeted allocations are indicated below. The Company’s pension plan weighted average asset allocations at December 31, 2006 and December 31, 2005, by asset category, are as follows:

		Plan Assets at December 31,
	Target
Asset Category	Allocation	2006	2005
Equity securities	60%	66%	63%
Debt securities	40%	34%	37%
Total	100%	100%	100%

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

The Company also maintains a noncontributory defined benefit plan providing supplemental retirement benefits for certain current and former key executives. The cost of providing these benefits is accrued over the remaining expected service lives of the active plan participants. Net supplemental retirement benefit costs for 2006, 2005 and 2004 were $281,000, $280,000 and $841,000, respectively. The supplemental retirement plan is unfunded and as such does not have a specific investment policy or long-term rate of return assumptions. However, certain assets will be used to finance these future obligations and consist of investments in a Rabbi Trust amounting to $3.6 million and $3.7 million at February 3, 2007 and February 4, 2006, respectively. In 2007, the Company expects to pay approximately $230,000 of scheduled supplemental retirement plan benefit payments from the assets of the Rabbi Trust.

SFAS No. 158 requires employers to recognize the funded status of a defined benefit retirement plan as an asset or liability in its statements of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. Under SFAS No. 158, employers are required to measure plan assets and benefit obligations at the date of their fiscal year-end statement of financial position. SFAS No. 158 was adopted by the Company effective February 3, 2007. Based on the projected benefit obligations of the Company’s defined benefit plan and supplemental retirement plan, the aggregate underfunded status of the Company’s defined benefit retirement plans at January 1, 2007 was $20.1 million and the recorded liability was $19.6 million. As a result of adopting this standard, the Company recognized an additional accrued benefit liability of $422,000 and eliminated an intangible asset for unrecognized prior service costs of $133,000. The impact of these changes was recognized as an adjustment to other comprehensive loss of $344,000, which is net of a $211,000 tax benefit. Under SFAS No. 158, the Company is not required to change the timing of the measurement date until fiscal 2008. Accordingly, the measurement dates for the pension and supplemental retirement plans are December 31, 2006 and December 31, 2005, which correlate to the Company’s fiscal years ended February 3, 2007 and February 4, 2006, respectively.

CPI CORP.
Notes to Consolidated Financial Statements

The following table illustrates the effect of applying SFAS No. 158 to the Company’s pension and supplemental retirement plans on individual items in the Consolidated Balance Sheet at February 3, 2007.

	Before application		After application
	of SFAS 158 at		of SFAS 158 at
	February 3, 2007	Adjustments	February 3, 2007
thousands

Other assets (long-term)	$1,103	$(133)	$970
Deferred income tax assets (long-term)	3,794	211	4,005

Supplemental retirement plan obligations	3,891	(419)	3,472
Accrued pension plan obligations	13,526	841	14,367

Accumulated other comprehensive loss	9,043	344	9,387

The following benefit payments, which reflect expected future service, are expected to be paid as follows:

	Pension Plan	Supplemental Retirement
thousands	Benefits	Plan Benefits

2007	$2,100,000	$230,000
2008	2,200,000	180,000
2009	2,400,000	130,000
2010	2,600,000	40,000
2011	2,700,000	60,000
2012-2016	14,200,000	950,000

The Company contributed $2.1 million to its pension plan in 2005 and made no contribution in 2006. The Company anticipates a 2007 payment, but the amount has currently not been determined. Future contributions to the pension plan will be dependent upon legislation, future changes in discount rates and the earnings performance of plan assets.

CPI CORP.
Notes to Consolidated Financial Statements

The following table summarizes benefit obligation and plan asset activity for the retirement plans:

	Defined Benefit Plans
	Pension Plan		Supplemental Retirement Plan
thousands	2006	2005	2006	2005

Projected benefit obligation
Benefit obligation at beginning of year	$52,948	$49,898	$3,777	$4,491
Service cost	404	468	76	112
Interest cost	2,869	2,796	200	249
Actuarial losses (gains)	(2,287)	1,858	(68)	(86)
Benefit payments	(2,098)	(2,072)	(283)	(989)

Benefit obligation at end of year (1) (2)	$51,836	$52,948	$3,702	$3,777

Fair value of plan assets
Fair value at beginning of year	$33,793	$32,412	$-	$-
Actual return on plan assets	3,777	1,403	-	-
Employer contributions (3)	-	2,050	283	989
Benefit payments	(2,098)	(2,072)	(283)	(989)

Fair value at end of year	$35,472	$33,793	$-	$-

Funded status
Funded status at end of year	$(16,364)	$(19,155)	$(3,702)	$(3,777)
Unrecognized prior service cost	133	177	154	184
Unrecognized net loss (gain)	13,944	18,305	(573)	(530)

Net amount recognized	$(2,287)	$(673)	$(4,121)	$(4,123)

Components of consolidated balance sheet
Accrued benefit liability	$(16,364)	$(17,810)	$(3,702)	$(4,123)
Intangible asset	-	177	-	-
Accumulated other comprehensive loss	14,077	16,960	(419)	-

Net amount recognized	$(2,287)	$(673)	$(4,121)	$(4,123)

(1)	At February 3, 2007 and February 4, 2006, the accumulated benefit obligation for the pension plan was $51.0 million and $51.6 million, respectively.
(2)	At February 3, 2007 and February 4, 2006, the accumulated benefit obligation for the supplemental retirement plan was $3.6 million and $3.7 million, respectively.
(3)
For the supplemental retirement plan for the fiscal years ended February 3, 2007 and February 4, 2006, the employer contributions were financed through the liquidation of investments in the Company’s Rabbi Trust.

CPI CORP.
Notes to Consolidated Financial Statements

The following table summarizes the net prior service cost and net actuarial (gain)/loss recorded as “Accumulated Other Comprehensive Loss” and recognized in earnings in fiscal year 2006:

		Supplemental
thousands	Pension Plan	Retirement Plan	Total

Prior Service Cost, net of tax:
Unrealized losses on net prior service cost, beginning of year	$-	$-	$-
Net prior service cost recorded in accumulated other comprehensive loss	110	114	224
Recognition of net prior service cost in earnings	(27)	(19)	(46)
Unrealized losses on net prior service cost, end of year	$83	$95	$178

Actuarial (Gain) Loss, net of tax:
Unrealized losses (gains) on net actuarial (gain)/loss, beginning of year	$10,533	$-	$10,533
Net actuarial gains recorded in accumulated other comprehensive loss	(1,191)	(371)	(1,562)
Recognition of net actuarial (losses)/gains in earnings	(680)	16	(664)
Unrealized losses (gains) on net actuarial (gain)/loss, end of year	$8,662	$(355)	$8,307

The amount of net prior service cost and net actuarial loss for the pension plan expected to be recognized in earnings during fiscal year 2007 are $44,000 and $889,000, respectively. The amount of net prior service cost and net actuarial gain for the supplemental retirement plan expected to be recognized in earnings during fiscal year 2007 are $31,000 and $34,000, respectively.

The following table sets forth the components of net periodic benefit cost for the retirement plans:

	Pension Plan			Supplemental Retirement Plan
thousands	2006	2005	2004	2006	2005	2004

Components of net periodic benefit cost
Service cost	$404	$468	$745	$75	$112	$190
Interest cost	2,869	2,796	2,702	200	249	358
Expected return on plan assets	(2,799)	(2,831)	(2,934)	-	-	-
Amortization of prior service cost	44	44	44	31	31	31
Amortization of net (gain) loss	1,096	935	654	(25)	(18)	-
Change of control - accelerated vesting	-	-	-	-	-	3,089
Net (gain) loss due to settlements	-	-	-	-	(94)	31
Curtailment reduction in transition obligation	-	-	-	-	-	480

Net periodic benefit	$1,614	$1,412	$1,211	$281	$280	$4,179

The following table sets forth the weighted-average plan assumptions and other data:

	Pension Plan			Supplemental Retirement Plan
	2006	2005	2004	2006	2005	2004

Weighted-average assumptions used to determine
benefit obligations at fiscal year end:
Discount rate	5.75%	5.50%	5.75%	5.75%	5.50%	5.75%
Rate of increase in future compensation	3.00%	3.75%	3.75%	2.00%	2.00%	2.00%
Weighted-average assumptions used to determine
net periodic benefit cost:
Discount rate	5.50%	5.75%	5.75%	5.50%	5.75%	6.00%
Expected long-term return on plan assets	8.25%	8.50%	8.75%	N/A	N/A	N/A
Rate of increase in future compensation	3.75%	3.75%	3.75%	2.00%	2.00%	4.00%

CPI CORP.
Notes to Consolidated Financial Statements

The following table provides the required information for the pension plan and supplemental retirement plan as in both cases benefit obligations are in excess of plan assets:

	Pension Plan		Supplemental Retirement Plan
thousands	2006	2005	2006	2005

Projected benefit obligation	$51,836	$52,948	$3,702	$3,777
Accumulated benefit obligation	50,995	51,603	3,607	3,681
Fair value of plan assets	35,472	33,793	-	-

The Company also maintains a noncontributory pension plan that covers all Canadian employees meeting certain service requirements. The plan provides pension benefits based on an employee’s length of service and annual compensation earned. As of February 28, 2005, the Company amended its plan to implement a freeze of future benefit accruals, except for certain employees who were both over 50 years of age and had ten or more years of service with the Company on that date. The Company contributed approximately $218,000 and $248,000 to this retirement plan in calendar 2006 and 2005, respectively. Plan assets were $2.4 million as of December 31, 2006 and $2.1 million as of December 31, 2005, and consisted of several Canadian equity and fixed income funds and a global equity fund. No liability is reflected in the Company’s consolidated financial statements as the plan is fully funded.

NOTE 11- INCOME TAXES

The total income tax provision (benefit) is summarized in the following table:

thousands
	2006	2005	2004
Total income tax provision (benefit)
Continuing operations	$9,107	$4,388	$(2,189)
Discontinued operations	-	-	(2,201)
Total income tax provision (benefit)	$9,107	$4,388	$(4,390)

The components of income tax provision (benefit) from continuing operations were:

thousands
	2006	2005	2004
Federal
Current	$(484)	$1,631	$2,801
Deferred	8,411	1,793	(5,121)
Federal income tax	7,927	3,424	(2,320)

State
Current	140	51	276
Deferred	813	375	(648)
State income tax	953	426	(372)

Foreign
Current	94	353	387
Deferred	133	185	116
Foreign income tax	227	538	503

Total income tax provision (benefit)	$9,107	$4,388	$(2,189)

CPI CORP.
Notes to Consolidated Financial Statements

A reconciliation of expected income tax expense at the federal statutory rate of 34% to the Company’s applicable income tax expense (benefit) follows:

thousands	2006	2005	2004

Tax at statutory rate	$8,648	$3,664	$(5,763)
State income tax, at statutory rate, net of
federal tax expense (benefit)	629	281	(246)
Tax effect of:
Nondeductible expenses	184	158	270
Tax credits and exclusions	(244)	(381)	(562)
Officers life insurance	-	-	784
Valuation allowance	-	(289)	3,296
Foreign taxes	41	372	308
Tax settlements	(151)	376	(228)
Tax on earnings repatriation	-	242	-
Tax benefit of foreign tax deduction	-	(35)	(48)
Applicable income taxes (benefit)	$9,107	$4,388	$(2,189)

In preparing its tax return, the Company is required to interpret complex tax laws and regulations and utilize income and cost allocation methods to determine its taxable income. On an ongoing basis, the Company is subject to examination by federal, state and foreign taxing authorities that may give rise to differing interpretations of the complex laws, regulations and methods. During fiscal 2005, the Company finalized the federal tax examination for fiscal years ending February 2001 through February 2003. Other than an adjustment attributable to timing, the federal tax examination settlement approximated amounts accrued in 2004. Ongoing examinations by various state taxing authorities date back to February 7, 1998. At February 3, 2007, the Company believes that the aggregate amount of any additional tax liabilities that may arise from examinations by taxing authorities, if any, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

Deferred income tax assets and liabilities reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for the same items for income tax reporting purposes.

CPI CORP.
Notes to Consolidated Financial Statements

The components of the Company’s net deferred tax assets as of February 3, 2007 and February 4, 2006 were:

thousands	2006	2005

Deferred tax assets
Federal, state and foreign operating and capital loss carryforwards	$4,577	$11,718
Pension and supplemental retirement plan benefits	6,111	8,008
Reserves, principally due to accrual for financial reporting purposes	3,076	4,128
Revenue recognition, principally due to SAB 101	588	759
Federal and foreign tax credit carry forwards	2,420	3,229

Gross deferred tax assets	16,772	27,842

Deferred tax liabilities

Property and equipment, principally due to differences in depreciation	(4,264)	(5,470)
Other	(87)	(87)

Gross deferred tax liabilities	(4,351)	(5,557)

Valuation allowance	(2,660)	(2,660)

Net deferred tax asset	$9,761	$19,625

As of February 3, 2007, the Company had available approximately $774,000 in U.S. federal net operating loss carryforwards, which expire beginning in 2023 and $7.0 million in capital loss carryforwards, which expire in 2009. The Company had net operating loss carryforwards for state tax purposes and Canadian purposes of approximately $5.7 million and $2.1 million, respectively, which begin to expire in 2008 and 2010, respectively. The Company also has alternative minimum tax credit carryforwards of approximately $731,000. The Company has General Business Tax Credit carryforwards totaling $2.4 million, which expire in tax years 2023 through 2025.

The Company regularly assesses the likelihood that deferred tax assets will be recovered through future taxable income. To the extent the Company believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. As of February 4, 2006 and February 3, 2007, the Company had a valuation allowance of approximately $2.7 million to offset deferred tax assets related to capital loss carryforwards. It is management’s belief that the remaining net deferred tax asset meets the criteria for realization, including the existence of a history of taxes paid sufficient to support the realization of deferred tax assets.

The American Jobs Creation Act (“AJCA”) which was enacted on October 22, 2004 created a temporary incentive for U.S. multinationals to repatriate accumulated earnings outside the United States by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.  The Company elected to apply this provision to qualifying earnings repatriations in fiscal 2005, providing taxes of approximately $472,000.

At February 3, 2007, approximately $3.3 million of foreign subsidiary net earnings were considered permanently invested in those businesses. This declined $5.3 million compared to the beginning of fiscal 2005 due to the repatriation of foreign earnings under the AJCA described above. U.S. income taxes have not been provided for such unrepatriated earnings. It is not practicable to determine the amount of unrecognized deferred tax liabilities associated with such unrepatriated earnings.

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

Rental expense during 2006, 2005, and 2004 on all operating leases was $1.3 million, $1.4 million and $1.8 million, respectively.

Minimum rental payments under operating leases with initial terms in excess of one year at February 3, 2007, are as follows:

2007	$831
2008	414
2009	292
2010	105
2011	-

Total minimum payments	$1,642

Standby Letters of Credit

As of February 3, 2007, the Company had standby letters of credit outstanding in the principal amount of $5.8 million primarily used in conjunction with the Company’s self-insurance programs.

Purchase Commitments

As of February 3, 2007, the Company had outstanding purchase commitments for goods and services of $3.3 million. Of these commitments, $1.4 million are unconditional purchase obligations related to telecommunication services and database maintenance contracts. Expense related to these obligations during 2006 and 2005 was $711,000 and $91,000, respectively. These obligations were not in place during 2004.

Future payments under these obligations at February 3, 2007, are as follows:

2007	$650
2008	545
2009	224

Total minimum payments	$1,419

Contingent Lease Obligations

In July 2001, the Company announced the completion of the sale of its Wall Décor segment, which included the ongoing guarantee of certain operating real estate leases of Prints Plus. As of February 3, 2007, the maximum future obligation to the Company under its guarantee of remaining leases is approximately $1.0 million. To recognize the risk associated with these leases based upon the Company’s past experience with renegotiating lease obligations and the management’s evaluation of remaining lease liabilities, all of which is more fully described in Note 13 to the Consolidated Financial Statements, the Company has recorded lease obligation reserves totaling approximately $744,000 at February 3, 2007. Based on the status of remaining leases, the Company believes that the $744,000 reserve is adequate to cover the potential losses to be realized under the Company’s remaining operating lease guarantees.

CPI CORP.
Notes to Consolidated Financial Statements

Contingent Commission Payments

The Company, upon certain conditions, could be required to provide Sears with certain commission adjustments (the “Contingent Payments”) through 2008, the remaining term of the current agreement.

The Contingent Payments are triggered only if the Company operates more than 24 domestic non-Sears portrait studios and the rate of growth in total contractual commissions paid to Sears by the Company under the pre-existing agreement does not exceed levels specified in the agreement. If both of the above mentioned conditions occur, the Contingent Payments are determined by a formula included in the agreement.  However, in no event shall such payments exceed $2.5 million annually or $7.5 million cumulatively through 2008, the remaining term of the current agreement. No domestic non-Sears portrait studios were opened in 2006, 2005 or 2004 and thus no Contingent Payments were made in any of the years.

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

NOTE 13 - ASSETS OF BUSINESS TRANSFERRED UNDER CONTRACTUAL ARRANGEMENTS

In July 2001, the Company completed the sale of its Wall Décor segment, Prints Plus, which included the ongoing guarantee of certain operating real estate leases representing Prints Plus store locations. During the Company’s 2004 fourth quarter, Prints Plus filed a voluntary petition for relief in the United States Bankruptcy Court for the District of Massachusetts (the “Bankruptcy Court”) under Chapter 11 of the United States Bankruptcy Code. As the total guarantee related to these leases has decreased with the passage of time, the payment of rents by Prints Plus and the settlement by the Company of certain leases rejected in bankruptcy, the related liability was reduced by $300,000 during the first quarter of 2006 and $587,000 in the third quarter of 2006 to reflect management’s revised estimates of the remaining potential loss. As of February 3, 2007, the maximum future obligation to the Company under its remaining operating lease guarantees is $1.0 million before consideration of replacement tenant income.

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

In conjunction with the above-mentioned reorganization efforts, on February 28, 2006, Prints Plus (the “Debtor”) filed a disclosure statement and proposed plan of reorganization with the Bankruptcy Court. On April 7, 2006, Prints Plus filed amendments to those documents (the “Plan Documents”). In the Plan Documents, the Debtor stated that the Debtor and its bankruptcy estate may have had potential claims against the Company under Chapter 5 of the United States Bankruptcy Code (the “Alleged Claims” or the “Unasserted Claims”). The Plan Documents did not specify the precise nature of the Alleged Claims, nor did they specify a particular amount of liability associated with the Alleged Claims. During the second quarter of 2006, in exchange for a $50,000 payment to the Debtor and the release of the Company’s $300,000 priority bankruptcy claim related to the above-mentioned letter of credit draw the Company settled all potential claims, including the “Alleged Claims” and the “Unasserted Claims”, with the estate.  As a result of these events and transactions, the assets and valuation reserves related to the preferred security of Prints Plus have been removed from the balance sheet.

CPI CORP.
Notes to Consolidated Financial Statements

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

Current Assets and Current Liabilities

Excluding deferred tax assets, the carrying amounts approximate fair value at February 3, 2007 and February 4, 2006 due to the short maturity of these financial instruments.

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

Long-Term Debt

As of February 3, 2007, the Company’s long-term debt bears a rate of interest that varies with the market. Accordingly, the fair market value is estimated to approximate the recorded value of this instrument.

CPI CORP.
Notes to Consolidated Financial Statements

NOTE 15 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
thousands, except per share data	QUARTER ENDED:
	April 29,	July 22,	November 11,	February 3,
FISCAL YEAR 2006	2006	2006	2006	2007
	(12 weeks)	(12 weeks)	(16 weeks)	(12 weeks)
Net sales	$59,670	$56,345	$77,050	$100,738
Gross margin	54,101	50,538	69,208	91,828

Net earnings (loss)	1,844	640	(951)	14,794

Net earnings (loss) per share - diluted	$0.29	$0.10	$(0.15)	$2.32

Net earnings (loss) per share - basic	$0.29	$0.10	$(0.15)	$2.33

Weighted average number of common and equivalent shares - diluted	6,378	6,369	6,351	6,382
Weighted average number of common and equivalent shares - basic	6,365	6,342	6,351	6,355

thousands, except per share data	QUARTER ENDED:
	April 30,	July 23,	November 12,	February 4,
FISCAL YEAR 2005	2005	2005	2005	2006
	(12 weeks)	(12 weeks)	(16 weeks)	(12 weeks)
Net sales	$55,804	$54,724	$78,470	$102,986
Gross margin	49,087	47,381	69,514	93,351

Net (loss) earnings	(2,058)	(3,017)	(3,097)	14,561

Net (loss) earnings per share - diluted	$(0.26)	$(0.38)	$(0.39)	$1.84

Net (loss) earnings per share - basic	$(0.26)	$(0.38)	$(0.39)	$1.85

Weighted average number of common and equivalent shares - diluted	7,810	7,850	7,871	7,905
Weighted average number of common and equivalent shares - basic	7,810	7,850	7,871	7,880

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

Management's Report on Internal Control Over Financial Reporting

CPI’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our internal control system was designed to provide reasonable assurance to CPI's management and board of directors regarding the preparation and fair presentation of published financial statements. CPI’s management has assessed the effectiveness of our internal control over financial reporting as of February 3, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on management’s assessment utilizing these criteria we believe that, as of February 3, 2007, our internal control over financial reporting was effective. Our independent auditors, KPMG, LLP have audited management's assessment of our internal control over financial reporting as stated in their report on page 68.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CPI Corp.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that CPI Corp. and subsidiaries (the Company) maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that CPI Corp. and subsidiaries maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of February 3, 2007 and February 4, 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended February 3, 2007, and our report dated April 16, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
____________
KPMG LLP

St. Louis, Missouri
April 16, 2007

Item 9B.    Other Information

Not Applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The response to this Item required by Item 401 of Regulation S-K, with respect to directors, incorporates by reference the information under the caption “Election of Directors” and “Executive Officers” in the Proxy Statement for the 2007 Annual Meeting of Stockholders (the “Proxy Statement”) and, with respect to the audit committee, incorporates by reference the information under the caption “Board and Committee Meetings” and “Report of Audit Committee” of the Proxy Statement.

The response to this Item required by Item 405 of Regulation S-K incorporates by reference the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

Item 11.    Executive Compensation

The response to this Item incorporates by reference the information under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “Report of the Compensation Committee on Executive Compensation,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2006,” “Outstanding Equity Awards at 2006 Fiscal Year-End,” “Option Exercises and Stock Vested for 2006,” “Nonqualified Deferred Compensation in 2006,” and “Employment Contracts, Termination of Employment and Change in Control Arrangements” in the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this Item incorporates by reference the information under the caption “Security Ownership of Certain Beneficial Owners” in the Proxy Statement.

The following table provides information as of February 3, 2007 regarding the number of shares of common stock that were issuable under the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securites reflected in column (a)) (c)

Equity compensation plans
approved by security holders	35,046	$15.56	1,270,987	(1)
Equity compensation plans not
approved by security holders (2)	-	-	80,232	(3)
Total	35,046	$15.56	1,351,219

(1)
Includes 1,020,639 shares reserved for issuance under the Company’s stock option plan, 240,909 shares reserved for issuance under the Company’s restricted stock plan and 9,439 shares reserved for issuance under the Company’s employees’ profit sharing plan.

(2)
The only plan not approved by security holders is the Company’s stock bonus plan. This plan was enacted in fiscal 1982 and is no longer active. The remaining awards granted under this plan vested in fiscal 2003.

(3)	Represents 80,232 shares reserved for issuance under the Company’s inactive stock bonus plan.

Item 13.  Certain Relationships and Related Transaction, and Director Independence

The response to this Item incorporates by reference the relevant information under the caption “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14.  Principal Accounting Fees and Services

The response to this Item incorporates by reference the information under the caption “Fees Paid to Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV
Item 15.  Exhibits and Financial Statement Schedules

(a)        CERTAIN DOCUMENTS FILED AS PART OF FORM 10-K

(1.)	FINANCIAL STATEMENTS		PAGES

	-	Report of Independent Registered Public Accounting Firm	32
	-	Consolidated Balance Sheets as of February 3, 2007 and February 4, 2006	33-34
	-	Consolidated Statements of Operations for the fiscal years ended
		February 3, 2007, February 4, 2006 and February 5, 2005	35
	-	Consolidated Statements of Changes in Stockholders' Equity for the fiscal
		years ended February 3, 2007, February 4, 2006 and February 5, 2005	36
	-	Consolidated Statements of Cash Flows for the fiscal years ended
		February 3, 2007, February 4, 2006 and February 5, 2005	37-39
	-	Notes to Consolidated Financial Statements	40-66

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

(a)     EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

(3.1)	Articles of Incorporation of the Company, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 1989 on Form 10-K, Exhibit 3.1, filed 4/30/90.

(3.2)	By-Laws of CPI Corp., restated as of June 7, 2006, incorporated by reference to CPI Corp.'s
Form 10-Q, Exhibit 3.2, filed June 2, 2006.

(4.1)	Form of Rights Agreement, Dated as of March 13, 2000 between CPI Corp. and Harris Trust and
Savings Bank, incorporated by reference to CPI Corp.'s Form 8-A, Exhibit 4.5, dated March 14, 2000.

(10.1)	License Agreement Sears, Roebuck & Co. dated 1/1/99, incorporated by reference to CPI Corp.'s
Annual Report for fiscal year 1998 on Form 10-K, Exhibit 10.28, filed 5/5/99.

(10.2)	Second Amendment dated 11/10/99 to License Agreement Sears, Roebuck & Co., incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 5.1, filed 12/23/99.

(10.3)	License Agreement Sears, Roebuck & Co. (Off Mall) dated 1/1/99, incorporated by reference to
CPI Corp.'s Annual Report for fiscal year 1998 on Form 10-K, Exhibit 10.29, filed 5/5/99.

(10.4)	Second Amendment dated 11/10/99 to License Agreement Sears, Roebuck & Co. (Off Mall),
incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 5.2, filed 12/23/99.

(10.5)	License Agreement Sears, Roebuck De Puerto Rico, Inc. dated 1/1/99, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 1998 on Form 10-K, Exhibit 10.30, filed 5/5/99.

(10.6)	Development and License Agreement dated 1/31/01 between Sears, Roebuck & Co. and Consumer
Programs, Incorporated, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2000 on Form 10-K, Exhibit 10.15, filed 5/3/01.

(10.7)	Third Amendment dated 6/5/02 to Sears License Agreement, incorporated by reference to
CPI Corp.'s Form 10-Q, Exhibit 10.51, filed 6/7/02.

(10.8)	Sixth Amendment dated 11/20/02 to Sears License Agreement, incorporated by reference to
CPI Corp.'s Form 10-Q, Exhibit 10.54, filed 12/11/02.

(10.9)	Third Amendment to Sears License Agreement (Off Mall) dated 11/20/02, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.55, filed 12/11/02.

(10.10)	Fourth Amendment to Sears License Agreement (Off Mall) dated 11/20/02, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.56, filed 12/11/02.

(10.11)	Fifth Amendment to Sears License Agreement (Off Mall) dated 11/20/02, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.57, filed 12/11/02.

(10.12)	Sears License Agreement dated 1/1/03 by and between Sears, Canada, Inc., Sears Roebuck &
Co. and CPI Corp. incorporated, by reference to CPI Corp.'s Annual Report for fiscal year
2002 on Form 10-K, Exhibit 10.64, filed 5/16/03.

EXHIBIT INDEX (...continued)

EXHIBIT
NUMBER	DESCRIPTION

(10.13)	Seventh Amendment dated 8/11/03 to Sears License Agreement, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.69, filed 8/27/03.

(10.14)	Eighth Amendment dated 9/1/03 to Sears License Agreement, incorporated by reference to
CPI Corp.'s Form 10-Q, Exhibit 10.70, filed 12/18/03.

(10.15)	Fourth Amendment dated 6/5/02 to License Agreement by and between Sears, Roebuck and Co.
and CPI Corp., incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2003 on Form 10-K, Exhibit 10.74, filed 4/22/04.

(10.16)	Sixth Amendment dated 4/29/04 to License Agreement (Off Mall) by and between Sears,
Roebuck and Co. and CPI Corp., incorporated by reference to CPI Corp.'s Form 10-Q,
Exhibit 10.83, filed 6/10/04.

(10.17)	Extension dated January 18, 2006 of Sears License Agreement between CPI Corp. and
Sears Canada, Inc., incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2005 on Form 10-K, Exhibit 10.58, filed 4/19/06.

(10.18)	Amendment dated August 18, 2006 to Sears License Agreement between CPI Corp.
and Sears Canada, Inc., incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.63, filed August 25, 2006.

(10.19)*	Employment Contract Jane E. Nelson dated 2/6/00, incorporated by reference to CPI Corp.'s
Annual Report for fiscal year 1999 on Form 10-K, Exhibit 10.36, filed 4/26/00.

(10.20)*	CPI Corp. 1981 Stock Bonus Plan (As Amended and Restated Effective 2/3/91), incorporated by reference to CPI Corp.'s Annual Report for fiscal year 1992 on Form 10-K, Exhibit 10.29, filed 5/5/93.

(10.21)*	First Amendment to CPI Corp. 1981 Stock Bonus Plan (As Amended and Restated Effective
February 3, 1991) Effective January 1, 1995, incorporated by reference to CPI Corp.'s Annual
Report for fiscal year 2000 on Form 10-K, Exhibit 10.30, filed 5/3/01.

(10.22)*	CPI Corp. Deferred Compensation and Retirement Plan for Non-Management Directors
(Amended and Restated as of January 28, 2000), incorporated by reference to CPI Corp.'s Annual
Report for fiscal year 2000 on Form 10-K, Exhibit 10.31, filed 5/3/01.

(10.23)*	Deferred Compensation and Stock Appreciation Rights Plan (Amended and Restated as of
June 6, 1996), incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2000 on Form 10-K, Exhibit 10.32, filed 5/3/01.

(10.24)*	CPI Corp. Stock Option Plan (Amended and Restated Effective as of December 16, 1997),
incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2000 on Form 10-K,
Exhibit 10.34, filed 5/3/01.

EXHIBIT INDEX (...continued)

EXHIBIT
NUMBER	DESCRIPTION

(10.25)*	CPI Corp. Key Executive Deferred Compensation Plan (As Amended and Restated June 6, 1996),
incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2000 on Form 10-K,
Exhibit 10.36, filed 5/3/01.

(10.26)*	Employment Agreement dated 4/8/02 by and between Gary W. Douglass and CPI Corp., incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2001 on Form 10-K,
Exhibit 10.50, filed 5/1/02.

(10.27)*	First Amendment to CPI Corp. Deferred Compensation and Retirement Plan for Non-management
Directors (As Amended and Restated as of January 28, 2002), incorporated by reference to
CPI Corp.'s Form 10-Q, Exhibit 10.52, filed 6/7/02.

(10.28)*	Employment Agreement dated 10/21/02 by and between Peggy J. Deal and CPI Corp., incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.58, filed 12/11/02.

(10.29)*	Employment Agreement dated 11/15/02 by and between Thomas Gallahue and CPI Corp., incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.59, filed 12/11/02.

(10.30)	First Amendment dated 9/30/02 to CPI Corp. Retirement Plan and Trust, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2002 on Form 10-K, Exhibit 10.65, filed 5/16/03.

(10.31)	Second Amendment dated 11/29/02 to CPI Corp. Retirement Plan and Trust, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2002 on Form 10-K, Exhibit 10.66, filed 5/16/03.

(10.32)	Third Amendment dated 2/6/04 to CPI Corp. Retirement Plan and Trust, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2003 on Form 10-K, Exhibit 10.73, filed 4/21/04.

(10.33)*	CPI Corp. Restricted Stock Plan as Amended and Restated Effective as of April 14, 2005,
incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2004 on Form 10-K,
Exhibit 10.86, filed 4/21/05.

(10.34)*	CPI Corp. Performance Plan Adopted Effective as of April 14, 2005, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2004 on Form 10-K, Exhibit 10.90, filed 4/21/05.

(10.35)*	CPI Corp. Non-Employee Directors Restricted Stock Policy Pursuant to the CPI Corp.
Restricted Stock Plan Adopted Effective as of April 14, 2005, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2004 on Form 10-K, Exhibit 10.91, filed 4/21/05.

EXHIBIT INDEX (...continued)

EXHIBIT
NUMBER	DESCRIPTION

(10.36)*	CPI Corp. Non-Employee Directors Restricted Stock Policy (Restricted Stock Election)
Adopted by the Company April 14, 2005, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2004 on Form 10-K, Exhibit 10.92, filed 4/21/05.

(10.37)*	Restricted Stock Award Agreement, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2004 on Form 10-K, Exhibit 10.93, filed 4/21/05.

(10.38)*	First Amendment to Employment Agreement by and between Consumer Programs Incorprated and Thomas Gallahue, incorporated by reference to CPI Corp.'s Annual Report for fiscal year
2004 on Form 10-K, Exhibit 10.95, filed 4/21/05.

(10.39)*	Employment Agreement by and between CPI Corp. and Renato Cataldo, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.102, filed 9/1/05. File No. 1-10204

(10.40)*	Stock Award and Restriction Agreement by and between CPI Corp. and Renato Cataldo, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.103, filed 9/1/05.

(10.41)*	Confidentiality, Noncompetition and Nonsolicitation Agreement by and between CPI Corp. and
Renato Cataldo, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.104, filed 9/1/05.

(10.42)*	Stock Award and Restriction Agreement by and between CPI Corp. and Paul Rasmussen, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.105, filed 9/1/05.

(10.43)*	Confidentiality, Noncompetition and Nonsolicitation Agreement by and between CPI Corp. and
Paul Rasmussen, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.106, filed 9/1/05.

(10.44)	Credit Agreement (As Amended and Restated Effective November 30, 2005) among the Company, the financial institutions that are or may from time to time become parties thereto and LaSalle
National Bank Association, incorporated by reference to CPI Corp.'s Current Report on Form 8-K,
Exhibit 10.84, filed 12/8/05.

(10.45)	Guaranty and Collateral Agreement among CPI Corp. and the other parties thereto, as guarantors, and
LaSalle Bank National Association, an administrative agent, incorporated by reference to CPI Corp.'s
Current Report on Form 8-K, Exhibit 10.85, filed 12/8/05.

(10.46)*	Retention agreement, dated as of January 12, 2006, by and between CPI Corp. and Thomas Gallahue, incorporated by reference to CPI Corp.'s Current Report on Form 8-K, Exhibit 10.107, filed 1/19/06.

(10.47)	First Amendment to Amended and Restated Credit Agreement dated as of January 25, 2006
(the "Credit Agreement"), among the Company, the financial institutions that are or may from time to time become parties thereto and LaSalle Bank National Association, as administrative agent and arranger for the lenders, incorporated by reference to CPI Corp.'s Current Report on Form 8-K,
Exhibit 10.108, filed 1/26/06.

EXHIBIT INDEX (...continued)

EXHIBIT
NUMBER	DESCRIPTION

(10.48)	Stock Award and Restriction Agreement, dated April 6, 2006, by and between CPI Corp. and
David Meyer, incorporated by reference to CPI Corp.'s Current Report on Form 8-K,
Exhibit 10.57, filed 4/12/06.

(10.49)	First Amendment to Employment Agreement, dated as of April 25, 2006, by and between
Consumer Programs Incorporated and Gary W. Douglass, incorporated by reference to
CPI Corp.'s Form 8-K, Exhibit 10.60, filed May 1, 2006.

(10.50)	Letter from the Company regarding Supplemental Retirement Benefits, dated June 28, 2006, delivered to Richard Tarpley, incorporated by reference to CPI Corp.'s Form 8-K,
Exhibit 10.61, filed July 5, 2006.

(10.51)	Letter from the Company regarding Supplemental Retirement Benefits, dated June 28, 2006, delivered to Jane E. Nelson, incorporated by reference to CPI Corp.'s Form 8-K,
Exhibit 10.62, filed July 5, 2006.

(10.52)	First Amendment to Retention Agreement, dated as of August 23, 2006, by and between
Consumer Programs Incorporated and Thomas Gallahue, incorporated by reference to
CPI Corp.'s Form 8-K, Exhibit 10.64, filed August 29, 2006.

(10.53)	Second Amendment to Retention Agreement, dated as of October 26, 2006, by and between
Consumer Programs Incorporated and Thomas Gallahue, incorporated by reference to
CPI Corp.'s Form 8-K, Exhibit 10.65, filed November 1, 2006.

(10.54)	Resignation Agreement dated as of October 30, 2006, by and between CPI Corp.
and Paul Rasmussen, incorporated by reference to CPI Corp.'s Form 8-K,
Exhibit 10.66, filed November 1, 2006.

(11.1)	Computation of Earnings Per Share - Diluted

(11.2)	Computation of Earnings Per Share - Basic

(21.0)	Subsidiaries of the Registrant

(23.0)	Independent Auditor's Consent

(31.1)	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934
by the President and Chief Executive Officer

(31.2)	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934
by the Executive Vice President, Finance and Chief Financial Officer

(32.0)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer and the
Executive Vice President, Finance and Chief Financial Officer

(b)    FINANCIAL STATEMENT SCHEDULE REQUIRED BY REGULATION S-X

- See Item 15(a)(2)

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of April 2007.

CPI Corp.

By:	/s/ Renato Cataldo
Renato Cataldo
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

                                                                          SIGNATURES OF DIRECTORS AND PRINCIPAL OFFICERS

Signature		Title	Date

/s/	Renato Cataldo	President and Chief Executive Officer	April 16, 2007
(Renato Cataldo)

/s/	David M. Meyer	Chairman of the Board of Directors	April 16, 2007
(David M. Meyer)

/s/	James J. Abel	Director	April 16, 2007
(James J. Abel)

/s/	Michael S. Koeneke	Director	April 16, 2007
(Michael S. Koeneke)

/s/	Mark R. Mitchell	Director	April 16, 2007
(Mark R. Mitchell)

/s/	John Turner White, IV	Director	April 16, 2007
(John Turner White, IV)

/s/	Gary W. Douglass	Executive Vice President, Finance	April 16, 2007
	(Gary W. Douglass)	and Chief Financial Officer

/s/	Dale Heins	Vice President, Corporate Controller	April 16, 2007
	(Dale Heins)	and Principal Accounting Officer