Form 10-K/A
period 2007-02-03
CPI CORP
filed 2007-06-01
CIK 25354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Amendment No. 1
FORM 10-K/A

(Mark One)

[ X ]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended February 3, 2007
or
[     ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission file number 1-10204

CPI Corp.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 1706 Washington Ave., St. Louis, Missouri (Address of principal executive offices)	43-1256674 (I.R.S. Employer Identification No.) 63103 (Zip Code)

Registrant’s telephone number, including area code: 314/231-1575

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class) Common Stock $.40 Par Value	(Name of each exchange on which Registered) New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	[ ] Yes [ X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	[ ] Yes [ X] No

Note:	Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	[X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.	[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in
Rule 12b-2 of the Exchange Act :(Check one):   Large accelerated filer [   ]  Accelerated filer [ X ] Non-accelerated filer [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	[ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the New York Stock Exchange on July 22, 2006, of  $32.20, was approximately $171.0 million.

The number of shares outstanding of each of the registrant’s classes of Common Stock, as of  May 25, 2007 was:   Common Stock, par value $.40 – 6,386,158

DOCUMENTS INCORPORATED BY REFERENCE:        None

INTRODUCTORY NOTE

CPI Corp. (“CPI”, the “Company” or “we”) is filing this Amendment No. 1 to the Company’s Annual Report on Form 10-K filed on April 17, 2007 with the Securities and Exchange Commission (referred to as the “Original Filing”).  Specifically, this amendment amends Part III of the original filing to include information that was previously incorporated by reference to the Proxy Statement relating to the 2007 Annual Meeting of Shareholders.  This Amendment No. 1 does not reflect events occurring after the date of the Original Filing or modify or update those disclosures affected by subsequent events, except as expressly indicated.

i

PART III

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

Following is a listing of the members of the Company’s Board of Directors (the “Board”) as of May 25, 2007, along with their respective ages and descriptions of their professional experience.  All of the members of the Company’s Board of Directors have served since March 2004.

Name	Principal Occupation, Business Experience and Directorships
James Abel
Mr. Abel, age 61, serves as Executive Vice President, Secretary, Treasurer and Chief Financial Officer of The Lamson & Sessions Co., a diversified manufacturer and distributor of a broad line of thermoplastic electrical, consumer, telecommunications and engineered sewer products for major domestic markets.  Mr. Abel has been an executive officer of The Lamson & Sessions Co. since December 1990 and a director since 2002.

Michael Koeneke
Mr. Koeneke, age 60, is a Managing Member of Knightspoint Partners LLC, a firm which he co-founded in March 2003 that is engaged in the business of acquiring, holding or disposing of investments in various companies.  He also serves on the Board of Directors of Sharper Image Corporation, a specialty retailer listed on the Nasdaq.  From 1997 through 2002, Mr. Koeneke was the co-head and then the Chairman of Global Mergers and Acquisitions at Merrill Lynch & Co., Inc.

David Meyer
Mr. Meyer, age 38, has served as Chairman of the Board since April 2004.  From October 2004 through August 2005, he served in the Company’s interim Office of the Chief Executive.  Since 2003, Mr. Meyer has served as a Managing Member of Knightspoint Partners LLC, a firm he co-founded that is engaged in the business of acquiring, holding or disposing of investments in various companies.  From 1995 to 2002, Mr. Meyer served in various capacities in the investment banking department of Credit Suisse First Boston, most recently serving as a director in the Mergers and Acquisitions and Global Industrial and Services Groups in the firm’s London office.  He is also a member of the Boards of Directors of Sharper Image Corporation, a specialty retailer listed on the Nasdaq, and Ashworth, Inc., a golf apparel company also listed on the Nasdaq.

Mark Mitchell
Mr. Mitchell, age 45, is a Managing Director of Ramius Capital Group, LLC, a private investment management firm, a position he has held since 1999.  He is also a member of the board of directors of I-many, Inc. an enterprise contract management software company, listed on Nasdaq.  Mr. Mitchell has over 23 years of investment management experience and currently heads Ramius’ Merger Arbitrage business and co-heads Ramius’ Opportunistic Value Investing Business.

Turner White
Since May 2004, Mr. White, age 58, has served as owner of White and Company, LLC., a consulting and investment firm located in Kansas City, Missouri.  From May 2000 to May 2004, Mr. White served as President and Chief Executive Officer of Union Station Kansas City, Inc.  He was a Vice President and East region general manager of Cell Net Data Systems, an investor-owned data management and metering supplier to the electric energy industry, from September 1998 through February 2000. From June 1989 to September 1998, Mr. White was Executive Vice President, Corporate Development, of Kansas City Power & Light Company.

Following is a list of the Company’s executive officers who are not directors as of May 25, 2007, along with their respective ages, positions and descriptions of their professional experience.

Renato Cataldo, Jr., Pharm.D.
President and Chief Executive Officer.  Dr. Cataldo, age 46, joined the Company as its Chief Operating Officer in July 2005 after serving as a consultant to the  Company since   August 2004.  Effective October 10, 2006, he was appointed President and Chief   Executive Officer of the Company.  From 1998 until his resignation in August 2004, he   served as Chief Executive Officer and Chief Technology Officer of Publicis eHealth   Solutions, a division of the Publicis Groupe, S.A., an international communications company.

Gary Douglass
Executive Vice President, Finance/Chief Financial Officer and Treasurer of the Company.  Mr. Douglass, age 56, joined the Company as Executive Vice President, Finance and Chief Financial Officer in April 2002.  He was elected Treasurer in June 2002 and served in the interim Office of the Chief Executive from October 2004 until August 2005.  From 1998 through 2001, he was Senior Vice President, Finance and Administration/Chief Financial Officer for DTI Holdings, a wholesale provider of voice and data transmission services based in St. Louis, Missouri.  Mr. Douglass served as Executive Vice President/Chief Financial Officer of Roosevelt Financial Group and Roosevelt Bank in St. Louis, Missouri, from 1995 to 1997.  He also held a broad range of management positions during his twenty-three year tenure with the St. Louis, Missouri office of the international firm of Deloitte and Touche, LLP, including Partner-in-Charge of Accounting and Auditing Services.

Thomas Gallahue
Executive Vice President, Operations.  Mr. Gallahue, age 56, joined CPI in April 2002 in the position of Vice President, Sales Development and Operations and was appointed to his current position in November 2002.  Prior to joining CPI, Mr. Gallahue enjoyed a thirty-year career with Sears, Roebuck & Co. where he held various positions, including Store Manager, Region Product Service Manager, Director of Sales Development for Home Appliances and District General Manager.

Dale Heins
Vice President, Corporate Controller, Principal Accounting Officer and Assistant Treasurer.  Mr. Heins, age 44, was promoted to his current position in July 2005, after serving as the Company’s Tax Director since 1993.

Keith Laakko
Chief Marketing Officer.  Mr. Laakko, age 41, joined the Company in his current position in January 2006.  He served as Category Marketing Director for Controls Brands of Spectrum Brands from 2004 until he joined CPI.  From 2000 until 2004, Mr. Laakko held marketing positions with Eastman Kodak Company, including Director of New Business Development, Business to Business, and Director of Corporate Branding, Industry Marketing from 2003 to 2004, Director of Global Brand Communication from 2001 to 2003 and Marketing Director, Strategic Web Partnerships and Online Community from 2000 to 2001.

Jane Nelson
General Counsel and Secretary of the Company.  Ms. Nelson, age 57, joined the Company in 1988 as Assistant General Counsel and subsequently served as Associate General Counsel and Assistant Secretary.  She was promoted to her current position in 1993.

Ervin Schmitz
Chief Information Officer.  Mr. Schmitz, age 65, served as Vice President, Information Technology from December 1996 until February 2004, at which time he retired.  He rejoined the Company in his current position in January 2005.

Richard Tarpley
Executive Vice President, Manufacturing.  Mr. Tarpley, age 61, has served as Executive Vice President, Manufacturing since 1995.  Since joining the Company as Cost Control supervisor in 1970, he has held other positions within the manufacturing department.

Section 16(a) Beneficial Ownership Reporting Compliance

The federal securities laws require the Company’s directors and executive officers, and persons who own more than 10% of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership of any of the Company’s securities with the Securities and Exchange Commission.

Based solely upon a review of filings with the Securities and Exchange Commission and written representations that no other reports were required, the Company believes that all of its directors and executive officers complied during fiscal year 2006 with their reporting requirements.

Code of Business Conduct and Ethics

The Company’s Code of Business Conduct and Ethics, which applies to Company employees and directors, reflects the standards CPI employees, officers and directors are expected to observe to maintain and enhance quality business practices.The Company intends to promptly disclose (i) the nature of any amendment to this code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of this code of ethics that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver on the Company’s website in the future.   The Code of Business Conduct and Ethics is available at www.cpicorp.com by first clicking “INVESTOR” and then “highlights”. This document is also available in print upon request to the Corporate Secretary at 1706 Washington Avenue, St. Louis, Missouri 63103. Underlying this Code are the fundamental requirements of honesty and good faith in all actions that reflect on the Company and its people.  The Company has established a fraud hotline for employees to submit confidential reports of suspected or actual violations of the Company’s Code of Business Conduct and Ethics, and the Audit Committee maintains a second hotline (www.openboard.info/cpy) specifically for accounting complaints which is maintained by an independent vendor and for which complaints are handled anonymously and confidentially.

Audit Committee

The Audit and Finance Committee (the “Audit Committee”) consists of James Abel (Chairman), Michael Koeneke and Turner White.  The Board of Directors has determined that all members of the Audit Committee are independent, as that term is defined in the New York Stock Exchange's listing standards and the rules of the Securities and Exchange Commission.  The Board of Directors has also determined that Mr. Abel is qualified to serve as the Audit Committee financial expert.  The Audit Committee held six meetings during fiscal year 2006.

The Audit Committee reviews annual and quarterly financial statements of the Company, selects and oversees the Company’s independent auditors and approves the scope of their work.  The Audit Committee also reviews and discusses with management and the independent auditors significant accounting policies, reporting practices and internal controls and approves the annual internal audit plan.  The Audit Committee has established procedures for reporting concerns about auditing or accounting practices to the Audit Committee on an anonymous, confidential basis at www.openboard.info/cpy.  The Audit Committee also oversees management’s implementation and maintenance of effective systems of internal and disclosure controls and reviews and evaluates the Company’s investment policies and performance.

Item 11.                 Executive Compensation

Compensation Discussion and Analysis

Compensation Committee

The Compensation Committee is composed of Messrs. White (Chairman), Abel and Koeneke.    The Board of Directors has determined that all of the members of the Compensation Committee are independent, as that term is defined in the New York Stock Exchange's Governance Standards.

The Compensation Committee held two meetings during fiscal year 2006 and met in executive session twice.  Subsequent to the fiscal year end, the committee has held two meetings.  The Chairman of the Board generally attends these meetings and provides consultation to the members of the Compensation Committee.  Decisions of the committee are made after discussion of relevant facts and in accordance with the opinion of the majority of the committee.  Primary actions taken in these meetings include the determination of 2005 incentive awards, 2006 executive compensation, 2006 director compensation, including restricted stock and the evaluation of the performance of the CEO.  The CEO was present at one meeting in which 2005 incentive payouts were determined and 2006 executive compensation was approved.  The CEO attended to provide recommendations as to salary and incentive for management and employees.

Meetings of the Compensation Committee are set by the Compensation Committee chairman in consultation with management and other members of the committee.  Compensation Committee agendas are determined by the chairman of the committee.  The Compensation Committee reviews annually the performance of executive officers, establishes annual salaries and incentives for executive officers, reviews annually director compensation and reviews periodically the Company’s compensation and benefit plans.  The Compensation Committee also serves as the stock option committee under the Company’s 1991 Stock Option Plan and as the governing committee for the Restricted Stock Plan.

The Compensation Committee is required to consist of no fewer than three members, all of whom meet the independence requirements of the New York Stock Exchange.  The members of the Compensation Committee are appointed by the Board on the recommendation of the Nominating and Governance Committee and serve until their successors are appointed.  Compensation Committee members may be replaced by the Board.

The charter for the Compensation Committee was last revised on April 11, 2007.    It is reviewed annually to determine whether changes are needed.  Revisions to the charter are recommended by the Compensation Committee, but must be approved by the Board of Directors.  The revision approved by the Board on April 11, 2007 transferred authority for leadership in establishing annual goals for the Chief Executive Officer and in evaluating the CEO’s performance from the Nominating and Governance Committee to the Compensation Committee.

Compensation philosophy and goal

The Company’s compensation philosophy is based on two principles:

•	Exceptional individual and team performance should be recognized and rewarded (and thereby encouraged) at all levels of the organization.
•	Rewards should be tied to the creation of stockholder value.

The goal of the Company’s compensation programs is to promote the financial interests and growth of the Company by creating an incentive for designated officers and key employees of the Company to remain in the employ of the Company and to work to the best of their abilities for the achievement of the Company’s strategic growth objectives.  Compensation packages are determined upon hire based on consideration of the Company’s strategic and financial goals, competitive forces, fairness, individual responsibilities and challenges and economic factors.  This includes review of published compensation reports, as needed.  Formal benchmarking is not used for management compensation purposes.  Compensation packages are reviewed annually.

Compensation Committee Process

The Chairman of the Board generally attends Compensation Committee meetings in an advisory capacity.  He is an active participant as the committee considers the various decisions that it has to make, but the committee makes final decisions.

The Compensation Committee consults with the CEO for recommendations as to salary and incentive levels, but retains the authority to make any final decisions.  Such recommendations include a detailed listing by individual of recommended salary and incentive prepared based on internal performance reviews and consultation with appropriate management personnel.  Executives are included in Compensation Committee meetings as invited and do not participate in executive sessions.  The Compensation Committee delegates to the CEO the responsibilities of communicating and implementing decisions that are made by the Compensation Committee.

Outside consulting services are obtained on a project-by-project basis and have historically pertained to matters that concern compensation of members of the Board of Directors.  During 2006, David Larcker, an independent consultant, provided outside consulting services to determine compensation for the Chairman of the Board and the Chairman of the Audit Committee.  He was commissioned by the Committee and does not provide other services to the Company.  Management does not retain a compensation consultant.

The Compensation Committee judges the success of the compensation programs through the achievement of the Company’s financial objectives and the delivery of value to shareholders as well as the ability to retain employees.  The compensation philosophy is reviewed annually in conjunction with the report to stockholders.  The Company and the Compensation Committee believe the shift in emphasis to an at-risk “pay for performance” compensation policy is appropriate for the Company’s business and that it aligns the interests of management with those of shareholders.

Compensation Components and Related Policies

The Company’s Chief Executive Officer, former Chief Executive OFficer, Chief Financial Officer and the three other most highly compensated executive officers during the fiscal year are considered the “named executive officers” or “NEOs” for purposes of this discussion.  The NEOs include:

Dr. Renato Cataldo, the Chief Executive Officer effective October 10, 2006
Mr. Paul Rasmussen, the Chief Executive Officer through October 10, 2006
Mr. Gary Douglass, the Chief Financial Officer
Mr. Thomas Gallahue, Executive Vice President, Operations
Mr. Richard Tarpley, Executive Vice President, Manufacturing
Ms. Jane Nelson, General Counsel and Secretary of the Company

The components of compensation described below and their relative weightings were selected because they are considered fair, competitive and in line with the Company’s compensation philosophy. Outside of employment agreements, benefits are provided on a companywide basis with selections of specific plans made based on management analysis of plans available in the marketplace (and Board of Director approval when needed) as well as the necessary elements to attract and retain employees.  The stockholders are required to approve any stock plans. The compensation and benefit structure is considered appropriate for the Company’s size and industry.

Employment agreements

Senior executives, including all of the named executive officers, are generally hired under employment agreements which establish base compensation and eligibility for annual performance-based awards, long-term equity awards, severance and other benefits.  The agreements are used to document the employment terms, promote retention and provide for various covenants that protect the Company.  The agreements are prepared based on a standard template that, since the Change of Control of the Company in 2004, has excluded special provisions for Change of Control.  The Compensation Committee reviews and approves executive employment agreements before they are executed.

Executives with employment contracts originating prior to the Change of Control in 2004 (all NEOs except Dr. Cataldo) have been encouraged to forego provisions such as guaranteed bonuses, guaranteed base salary and supplemental retirement benefits in favor of a program that emphasizes at risk/pay for performance compensation.  Mr. Douglass, Mr. Gallahue and Ms. Nelson have agreed to forfeit certain guaranteed elements of their original employment agreements in favor of full participation in the Company’s annual performance plans.  Mr. Douglass made such agreement in the first quarter of 2006 and extended it indefinitely in the first half of 2007.  Mr. Gallahue and Ms. Nelson made such agreements in the first half of 2007.  The Company’s employment agreement with our CEO, Dr. Cataldo, provides a lower base salary than CPI’s CEO prior to the Change of Control but includes the opportunity for increased rewards, in cash and restricted stock, based on individual and Company performance.  The Restricted Stock Plan is a stock incentive plan designed to retain and motivate key employees and align their interests with those of shareholders by giving such employees a meaningful stake in the Company’s success.

Detailed descriptions of employment agreements, a retention agreement for Mr. Gallahue and Change of Control provisions are provided in the discussion following the Summary Compensation Table and the Grants of Plan-Based Awards in 2006 Fiscal Year.

Base Compensation

The Compensation Committee annually reviews compensation based on consideration of the Company’s strategic and financial goals, competitive forces, fairness, individual responsibilities and challenges and economic factors.  This includes a review of published compensation reports, as needed.  The Compensation Committee has limited base compensation increases in recent years to allow for growth in at-risk performance-based compensation.  There were no base salary increases awarded to the NEOs in fiscal 2006.

Incentive and Restricted Stock Compensation

The CPI Corp. Performance Plan is an annual incentive plan that is applied to a broad pool of employees including the NEOs.  Under the Company’s performance plan, executives and other participants have the potential to earn significant supplemental compensation if pre-established, objective targets are met or exceeded.   The performance plan is not exempt under section 162(m) of the Internal Revenue Code.  The Board of Directors resets the EBITDA targets each year to provide performance awards designed to yield corresponding growth in stockholder value.

During fiscal 2006, Dr. Cataldo, Mr. Douglass, Mr. Gallahue and Ms. Nelson participated in this plan.  Mr. Tarpley received the guaranteed bonus defined in his employment contract.  The Board establishes the formula(s) or other criteria for determining the amount of the annual plan payouts (Incentive Compensation Pool) for each fiscal year (Plan Year) based on the Company’s EBITDA or such other performance measurement(s) or criteria as the Board may establish in its sole discretion. Not later than ninety (90) days following the end of a Plan Year, the Board will calculate the Incentive Compensation Pool for the Plan Year based on the formula(s) or criteria established by the Board for such Plan Year. Once the amount of the Incentive Compensation Pool for the Plan Year is calculated, participants are designated for that year and are awarded an annual bonus based on individual performance.

Performance expectations are established through the budgeting process and approved by the Board of Directors.  Once the budget is final, EBITDA targets for the year are determined by the Board of Directors at levels deemed to be achievable but challenging.   Participants and payouts are designated and awards made based on an assessment of individual and team contributions not later than ninety (90) days following the end of the Plan Year.  In fiscal 2006, any payouts in excess of $10,000 pursuant to the plan were weighted evenly between cash and equity-based compensation (specifically, restricted stock), allowing high-impact employees at multiple levels of the organization to participate in the long-term success of the Company through stock ownership.  The plan provides that the incentive compensation payable to executive officers of the Company in any Plan Year shall not, in the aggregate, exceed thirty three and one-third percent (33 1/3%) of the established Incentive Compensation Pool.  The restricted stock awarded under this plan has a vesting period ending on the last day of the next fiscal year encouraging retention of key employees.

The Company exceeded pre-established performance benchmarks for fiscal year 2006.  Accordingly, recipients throughout the organization, including hourly and salaried employees as well as key managers, were recognized and rewarded for their individual and departmental contributions.  A substantial portion of the total awards was paid in restricted shares that will not vest until the end of fiscal year 2007.

As executive officers join the company (recently Renato Cataldo and Keith Laakko), they have generally been granted restricted shares vesting over three to five years to encourage a focus in long-term shareholder value creation.  There were no new awards of such shares in fiscal 2006.

The plan additionally provides for the possible award of long-term performance units to up to 20 key employees designated by the Compensation Committee.  The Company, however, has thus far elected not to utilize these performance units in executive compensation packages.

Stock Option Plan

The Company has an amended and restated non-qualified stock option plan, under which certain officers and key employees may receive options to acquire shares of the Company’s common stock. All outstanding options vested in connection with the change in control in 2004.  No options have been granted since the 2004 Change of Control and there is no present intention to issue options since the Company currently prefers the use of restricted stock for incentive purposes.

Deferred Compensation

The Company maintains a Key Executive Deferred Compensation Plan, which allows executives to defer up to 50% of base salary.  Mr. Tarpley is the only named executive officer who participates in this plan.  The plan is summarized in discussion following the Nonqualified Defined Contribution and Other Deferred Compensation Plans schedule.

Supplemental Retirement Benefits

The employment agreements that existed prior to the 2004 Change of Control for Mr. Douglass, Ms. Nelson and Mr. Tarpley provide for supplemental retirement benefits that vest at the rate of 10% for each year of service.  The maximum benefit is 40% of the highest base salary from and after fiscal year 1997, not to exceed $150,000 annually, for twenty years.  Following the Change of Control in 2004, Mr. Gallahue amended his Employment Agreement to delete the provisions related to the supplemental retirement benefits in his agreement in exchange for a negotiated cash payment.  Supplemental retirement benefit payments commence on the later of (i) age 65 or (ii) the date of retirement.  The Company does not include this benefit in employment agreements of named executive officers hired after the 2004 Change of Control.  For further discussion, refer to the Pension Benefits table and related discussion.

Company-wide Benefits

Benefits such as profit sharing (401-K), medical and dental are awarded to executives under plans and policies that apply company-wide.   Management reviews the performance and cost of these plans on an annual basis and makes changes as necessary.  For the profit sharing plan, the Board of Directors appoints a plan committee made up of executive officers.  That committee is responsible for approving and making any necessary changes to the plan.

The Company has a defined benefit plan that applied company-wide until April 1, 2004, when the Company implemented a freeze of future benefit accruals.  Employees with at least ten years of service who attained age 50 as of April 1, 2004 were “grandfathered” and benefits continue to accrue for those grandfathered individuals.  Five employees who met the minimum age and years of service to be grandfathered were excluded from the “grandfathering provision” as a result of discrimination testing that required exclusion of highly compensated employees (“HCE”).  A non-qualified plan was established to provide the equivalent benefits for the five HCE's.  Messrs. Douglass and Gallahue were among the employees whose benefits accruals were frozen as of April 1, 2004.  Mr. Tarpley and Ms. Nelson were among the HCE's who will recognize the benefit of continuing accruals through the non-qualified supplemental plan.

Termination agreements

Upon termination of the employment of a key executive, the Company and executive generally enter into a separation or resignation agreement to clarify the terms of the separation.  In October 2006, Mr. Rasmussen executed a resignation agreement with the Company upon his resigning the CEO position.  The terms of this resignation agreement were based on provisions of his original employment agreement.  Refer to the discussion following the Summary Compensation Table and the Grants of Plan-Based Awards in 2006 Fiscal Year for further information.

Tax and accounting implications

Named executives hired after the 2004 Change of Control do not have any tax gross-up benefits in their employment agreements.  Named executives hired before the 2004 change in control are entitled to certain tax gross-ups as under certain conditions which are not anticipated to apply.

Equity awards are primarily in the form of restricted stock, for which the expensing of equity awards under FAS 123R has had little impact.  New rules applicable to cash incentive compensation have also had little impact on the Company’s compensation decisions related to these awards.

Although the $1 million limitation on deductibility imposed by Section 162(m) has had limited application to compensation paid to the Company’s executives, the Compensation Committee intends to preserve full deductibility of executive compensation.  Since each executive had compensation lower than the $1 million limitation in the last year, none of the compensation was Section 162(m) qualified.

The Company’s policy is to meet all the requirements of Internal Revenue Code Section 409A.

Stock Ownership Guidelines

The Company does not have stock ownership guidelines pertaining to executive ownership of company stock or stock retention guidelines applicable to equity awards to executives.  These are not considered necessary since awards upon hire and through the incentive compensation plan provide adequate ownership of company stock to allow a vested interest in the success of the Company.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2006, no executive officer of the Company served on the Board of Directors or Compensation Committee of any other corporation with respect to which any member of the Compensation Committee was engaged as an executive officer.  No member of the Compensation Committee was an officer or employee of the Company during fiscal year 2006, and no member of the Compensation Committee has been an officer of the Company.

Compensation Committee Report

We, the Compensation Committee of the Board of Directors of CPI Corporation, have reviewed and discussed the Compensation Discussion and Analysis set forth above with the management of the Company, and, based on such review and discussion, have recommended to the Board of Directors inclusion of the Compensation Discussion and Analysis in this Form 10-K/A to the Company’s Annual Report on Form 10-K for the year ended February 3, 2007.

THE CPI CORP. COMPENSATION COMMITTEE

Turner White, Chairman                                                      James Abel                      Michael Koeneke

Summary Compensation Table

The following table sets forth the information required by SEC Regulation S-K Item 402 as to the compensation paid or accrued by us for fiscal year 2006 for services rendered in all capacities, by the named executive officers.

Name and Principal Position	Salary		Bonus (1)	Stock			Change in
						Non-Equity	Pension Value and
						Incentive	Nonqualified Defered	All
				Awards ($)		Plan	Compensation	Other
				(2)		Compensation (3)	Earnings	Compensation	(4)	Total
Renato Cataldo
Chief Executive Officer (5)	$ 275,000		-	$ 149,667	(9)	$ 150,000	-	$ 6,833		$ 581,501

Paul Rasmussen
Chief Executive Officer	$ 291,712	(6)	-	-		-	-	$ 392,013		$ 683,725

Gary Douglass
Chief Financial Officer	$ 275,000		-	$ 99,778	(9)	$ 100,000	$ 11,289	$ 3,151		$ 489,219

Thomas Gallahue
Executive Vice President, Operations	$ 151,779	(7)	$ 100,000	$ 117,031	(8)	$ 30,000	$ 477	$ 3,529		$ 402,816

Richard Tarpley
Executive Vice President, Manufacturing	$ 208,000		$ 39,735	-		-	$ 46,029	$ 4,663		$ 298,427

Jane Nelson
General Counsel and Secretary of the Company	$ 195,000		-	$ 24,945	(9)	$ 25,000	$ 22,183	$ 6,011		$ 273,138

(1)	Amount paid to Mr. Tarpley represents guaranteed bonus pursuant to an employment agreement following the Change of Control. Amounts paid to Mr. Gallahue pertain to a retention agreement.

(2)
See financial statement footnotes 1 and 9 in the Company’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended February 3, 2007 for discussion of valuation methods related to restricted stock.  Dividends are earned on restricted stock not yet vested.  Such dividends are included in Other Compensation as they are earned.

(3)	Value of cash portion of performance bonus awarded under the CPI Performance Plan. The balance of the bonus was awarded in restricted stock and is reflected in the Stock Awards column.

(4)	The payment upon termination of employment for Mr. Rasmussen totaling $385,000, represents one year of base salary. Detail of all other compensation follows.

Name	Dividends Paid on Stock not yet Vested	Company 401(k) Contribution	Life Insurance Premiums	Termination Payments

					Total

Renato Cataldo	$ 3,682	$ 2,087	$ 1,064	$ -	$6,833
Paul Rasmussen	$ 6,058	$ -	$ 956	$ 385,000	$392,013
Gary Douglass	$ -	$ 2,087	$ 1,064	$ -	$3,151
Thomas Gallahue	$ 649	$ 2,087	$ 793	$ -	$3,529
Richard Tarpley	$ -	$ 2,087	$ 2,576	$ -	$4,663
Jane Nelson	$ -	$ 2,087	$ 3,924	$ -	$6,011

(5)	Dr. Cataldo was appointed President and Chief Executive Officer on October 10, 2006.

(6)	Reflects salary earned through Mr. Rasmussen’s termination from the Company on October 10, 2006.

(7)	Mr. Gallahue entered into a retention agreement on January 12, 2006, which was amended on August 29, 2006 and October 26, 2006.

(8)
On June 7, 2006, the Board of Directors approved the vesting of Mr. Gallahue’s restricted shares despite his planned retirement, which would have resulted in forfeiture of unvested shares.  As a result of this change, his restricted stock was revalued and expense of $15,818 was recognized in 2006.  Additionally, Mr. Gallahue had 15,046 vested options outstanding at the end of fiscal 2005.  In connection with his retention agreement, the term available to him to exercise his options was extended and accordingly the options outstanding were revalued and the Company recognized expense of $71,280.  Mr. Gallahue subsequently agreed to resume full-time service for the Company effective February 4, 2007.  Accordingly, his options are subject to the Stock Option Plan, which allows exercise up to the original expiration date in 2010 or three months after termination of employment, whichever occurs earlier.  Additionally, Mr. Gallahue was awarded 554 shares with a value of $29,933 as a 2006 performance bonus.

(9)
The number of restricted shares awarded to Dr. Cataldo, Mr. Douglass and Ms. Nelson for fiscal year 2006 performance was determined by dividing 50% of the value of their total bonuses by the closing price of the Company’s common stock at the end of fiscal year 2006 ($54.12).  The same formula was used for all other recipients of restricted shares pursuant to the Performance Plan.  The Compensation Committee selected the closing price of the Company’s common stock on the last trading day of the fiscal year because the awards were for fiscal year 2006 performance.  The awards were not made until completion of the year-end audit of the Company’s financial statements and allocation of the incentive pool determined upon completion of the audit which occurred April 10, 2007.

Grants of Plan-Based Awards in 2006 Fiscal Year

		Estimated Payouts Under Non-Equity Incentive Plan Awards			Estimated Payouts Under Equity Incentive Plan Awards			Grant Date Fair Value of Stock and Options Awards ($) (2)
Name	Grant Date	Threshold ($)	Target ($) (1)	Max ($)	Threshold (#)	Target (#)	Max (#)
Renato Cataldo	3/17/06	-	$ 50,000	-	-	2,704	-	$ 47,320
Paul Rasmussen (3)		-	-	-	-	-	-	-
Gary Douglass		-	-	-	-	-	-	-
Thomas Gallahue (4)	3/17/06	-	$ 25,000	-	-	1,352	-	$ 39,478
Richard Tarpley		-	-	-	-	-	-	-
Jane Nelson		-	-	-	-	-	-	-

Note:
Totals include grants made in fiscal 2006 only.  Incentive plan grants in 2006 relate to 2005 service. All non-equity and equity incentive granted in 2006 was paid or vested prior to fiscal 2006 year-end.  Amounts related to 2006 service were granted subsequent to fiscal 2006 year-end and are not included in this table.  They are included in the Summary Compensation Table above.

(1)	Amounts are cash bonuses for 2005 performance awards under the CPI Performance Plan which were paid in fiscal 2006.

(2)
That portion of a participant’s incentive compensation award for a plan year (which is the same as the fiscal year) that the Committee determines to pay in the form of restricted shares shall be satisfied by the delivery by the Company of that number of restricted shares calculated by dividing (1) that portion of the participant’s incentive compensation award payable in restricted shares for the plan year by (2) the fair market value of one share of the Company’s common stock measured as of the last day of the plan year.  The restricted shares will be subject to restrictions on transferability, as well as vesting and forfeiture restrictions, on such terms as may be established by the Compensation Committee in its sole discretion.  If a recipient of restricted shares terminates employment due to early retirement (prior to age 65), death or disability, the Compensation Committee may, in its sole discretion, waive the restrictions remaining on any or all such shares.  Termination due to normal retirement (65 or older) results in automatic waiver of the uncompleted portion of restriction. Should there be a Change of Control prior to vesting of restricted stock under the incentive plan, the shares will automatically vest.

(3)
Mr. Rasmussen was awarded 2,028 shares of restricted stock on March 17, 2006 as part of his bonus for fiscal year 2005 performance.  The value on the date of award was $35,490.  Upon his termination in October 2006, this award was forfeited.

(4)
Mr. Gallahue was awarded 1,352 shares of restricted stock on March 17, 2006 as part of his bonus for fiscal year 2005 performance.  The value on the date of award was $23,660.  On June 7, 2006, Mr. Gallahue’s retention agreement was amended to allow vesting despite his planned retirement.  As a result of this change, his restricted stock was revalued and additional expense of $15,818 was recognized in 2006.

Employment Contracts, Retention Agreement, Termination of Employment and Change of Control Arrangements

The Company has employed the named executives under employment contracts that establish base compensation, bonus and other benefits available to employees.  The term of Dr. Cataldo’s agreement is indefinite.  The agreements for Mr. Douglass, Ms. Nelson and Mr. Tarpley are for periods of one year with automatic renewal as long as neither party has given written notice within 60 days of the anniversary date of the contract.   The employment contracts also provide that termination of employment of any of the named executives, other than for Cause, requires the Company to make a lump sum payment based on their base salaries at time of severance as follows:  Dr. Cataldo 100%; Mr. Douglass 200%; Mr. Gallahue 100%; Ms. Nelson 100%; and Mr. Tarpley 200%.  The amounts payable upon termination without Cause to Messrs. Douglass and Tarpley are based on Change of Control provisions contained in their employment contracts.  Under the definition set forth in their employment agreements, a Change of Control occurred on March 24, 2004.

The employment agreements of Mr. Douglass, Ms. Nelson and Mr. Tarpley provide that their respective positions, authority and responsibilities shall be comparable to those existing immediately prior to the Change of Control that occurred in March 2004.  The employment agreements for these executives also provide that the executive is entitled to a base salary at least equivalent to that in effect immediately prior to the Change of Control and a bonus at least equal to the highest bonus he or she received during any of the three fiscal years preceding the Change of Control.   These executives are also entitled to continue to participate in compensation plans and programs and benefit plans on a basis that is at least equivalent to those provided before the Change of Control, which include supplemental retirement, death and disability benefits as previously discussed.  The Company negotiated a settlement with Mr. Gallahue in fiscal 2004 to eliminate his supplemental retirement, death and disability benefits and has since terminated Mr. Gallahue's original employment agreement and entered into a new employment agreement.  Mr. Douglass agreed to eliminate his guaranteed bonus for fiscal year 2006 and beyond in return for his full participation in the CPI Performance Plan and any other such applicable plans going forward.  Ms. Nelson has agreed to eliminate her second year of severance and her guaranteed bonus in exchange for a salary increase in 2007 and participation in the CPI Performance Plan. Certain of the Company’s employee benefit plans provide for acceleration of the payment of benefits upon a Change of Control, including the Restricted Stock Plan.  If any such accelerated benefits plus the severance amounts payable in the event of a Change of Control result in the imposition of an excise tax under Section 4999 of the Internal Revenue Code or any similar tax, Mr. Douglass, Ms. Nelson and Mr. Tarpley are also entitled to the amount of the tax.  The employment agreements for Dr. Cataldo and Mr. Gallahue do not contain any such Change of Control provisions.

Dr. Cataldo’s employment agreement, dated July 21, 2005, provided an award of restricted stock valued at $100,000, based on the closing price of the Company’s common stock on the last trading day preceding his commencement of employment. Subject to Dr. Cataldo’s continued employment with the Company on each vesting date, the restricted stock vests in three equal increments, at the close of the first three Fiscal Years during the period of his employment, beginning with the Fiscal Year ended February 2006.

The NEOs are entitled to participate in other active benefits and plans available to other employees, including participation in the Company’s 401(k) plan, health care and disability coverage, life insurance and paid vacation. The NEOs are subject to customary confidentiality, non-compete and insider obligations, which include an agreement not to be employed by or act as a consultant for any direct competitor of the Company.

On January 12, 2006, the Company entered into a Retention Agreement with Mr. Gallahue, under which he was to continue as a full-time employee of the Company through April 28, 2006, work part-time through August 31, 2006 and retire from the Company on August 31, 2006.     The period during which his vested stock options could be exercised was extended through February 15, 2007.   Mr. Gallahue received $100,000 payable in two equal installments of $50,000 each on April 28, 2006 and August 31, 2006. His compensation rate from May 1, 2006 to August 31, 2006 was based on an annual rate of $102,500 and as well as certain other benefits.  On June 7, 2006, the Board of Directors approved the vesting of Mr. Gallahue’s previously unvested restricted shares despite his planned retirement, which would have resulted in forfeiture of unvested shares.  On each of August 23, 2006 and October 26, 2006, the Company entered into amendments to this agreement, which changed Mr. Gallahue’s Retirement Date to October 27, 2006 and later to February 7, 2007 or such date as the Company and Mr. Gallahue mutually agree.  Mr. Gallahue has decided to continue in a full-time capacity and is currently paid at his previous annual salary of $205,000.  Accordingly, his restricted shares vested at the end of fiscal  year 2006 in accordance with the schedule established as of the date of grant  as did awards of restricted shares to other employees for fiscal year 2005 performance.

On October 30, 2006, the Company entered into a Resignation Agreement with Paul Rasmussen, who served as the Company’s Chief Executive Officer and President until he left the Company on October 10, 2006. Under the Resignation Agreement, Mr. Rasmussen resigned from his employment and all officer positions with the Company and its subsidiaries and the Company agreed to pay Mr. Rasmussen a lump sum Separation Payment equal to 12 months of his base salary.

Outstanding Equity Awards At 2006 Fiscal Year-End

Name	Option Awards (outstanding at year end)					Stock Awards (outstanding at year end)
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units that Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Renato Cataldo	-	-	-	-		1,862	(2)	$ 100,771	-	-
Paul Rasmussen	-	-	-	-		-		-	-	-
Gary Douglass	20,000	-	-	$ 16.50	04/08/10	-		-	-	-
Thomas Gallahue (3)	10,046	-	-	$ 12.96	10/21/10	-		-	-	-
Thomas Gallahue (3)	5,000	-	-	$ 17.00	04/15/10	-		-	-	-
Richard Tarpley	-	-	-	-		-		-	-	-
Jane Nelson	-	-	-	-		-		-	-	-

(1)	Calculated as the number of shares times the closing share price at the end of fiscal 2006.

(2)	Shares vest 2/2/08.

(3)
At year end, Mr. Gallahue’s options were scheduled to expire on February 15, 2007.  Subsequent to year end, he has agreed to continue his employment with the Company beyond his planned retirement.  Accordingly, his options remain exercisable and will expire  in accordance with the terms of the Stock Option Plan.

Option Exercises and Stock Vested in Fiscal Year 2006

Name	Option Awards		Stock Awards
	Number of Shares Acquired Upon Exercise (#)	Value Realized Upon Exercise	Number of Shares Acquired Upon Vesting (#)	Value Realized on Vesting ($)
Renato Cataldo (1)	-	-	4,566	$ 247,112
Paul Rasmussen	-	-	-	-
Gary Douglass	-	-	-	-
Thomas Gallahue	-	-	1,352	$ 73,170
Richard Tarpley	1,839	$ 100,023	-	-
Jane Nelson	1,007	$ 54,297	-	-

(1)	Shares include 2,704 shares of restricted stock awarded as part of Dr. Cataldo’s bonus for fiscal year 2005 and 1,862 shared of restricted stock that vested from an award upon hire on July 25, 2005.

Pension Benefits

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefits	Payments During Last Fiscal Year ($)
Renato Cataldo (1)		-	-	-
Paul Rasmussen (1)		-	-	-
Gary Douglass	Retirement Plan	4	$ 25,301	-
Gary Douglass (2)	SERP	10	$ 813,898	-
Thomas Gallahue	Retirement Plan	4	$ 26,853	-
Richard Tarpley (3)	Retirement Plan	36	$ 505,446	-
Richard Tarpley (2) (3)	SERP	10	$ 795,398	-
Jane Nelson (3)	Retirement Plan	18	$ 196,305	-
Jane Nelson (2) (3)	SERP	10	$ 599,045	-

(1)	Years of actual service differ from the years of credited service because the plan was frozen in 2004 and these employees were not yet employed. See description of the retirement plan below.

(2)
Years of actual service differ from the years of credited service.  Although under the terms of the plan it takes 10 years to vest, all participants in the SERP became fully vested at the time of the Change of Control in 2004.

(3)	Employee is eligible for early retirement. See descriptions of the retirement plan and SERP below.

Retirement Plan

Effective April 1, 2004, the Company amended the Retirement Plan to implement a freeze of future benefit accruals, except for employees with at least ten years of service who attained age 50 as of April 1, 2004, who were “grandfathered” and whose benefits will continue to accrue.  Years of service after the date of the benefit freeze are recognized for determination of whether an employee attains five years of service for vesting purposes.  Mr. Rasmussen and Dr. Cataldo joined the Company after the Retirement Plan benefits were frozen and, therefore, will receive no benefits under the Retirement Plan.  Subject to satisfaction of vesting requirements, the remaining named executives are entitled to receive the following annual benefits under the Retirement Plan:  Mr. Douglass: $4,000; Mr. Gallahue: $4,000; Mr. Tarpley: $45,333 and Ms. Nelson: $20,195.  Although Mr. Tarpley and Ms. Nelson met the service and vesting schedules to be grandfathered, they were excluded from the grandfathering provisions as a result of discrimination testing of highly compensated employees.  Together with three other highly compensated employees who were excluded from the grandfathering provisions commencing at age 65, they will receive the benefits of continued accruals under a non-qualified plan.

The Retirement Plan entitles a participant to a monthly retirement benefit upon retirement at or after age 65 equal to 1% of average monthly gross earnings (including base salary and bonus) from and after January 1, 1998, multiplied by the number of years of the participant's service.  Until 2002, the maximum annual compensation recognized in computing benefits was $100,000.  Commencing with 2002, the maximum annual compensation recognized in computing benefits increased to $200,000, subject to adjustment by the Internal Revenue Service for cost-of-living increases in future years.

In lieu of a monthly retirement benefit, a participant may elect to convert to a contingent annuitant option (which provides retirement benefits payable to the participant during his or her lifetime and to his or her beneficiary after the participant's death), or to an option for life annuity with a guaranteed number of monthly payments, payable first to the participant, with any remaining amounts payable to his or her beneficiary.  Benefits are fully vested after five years of service.  The Company periodically makes actuarially determined contributions to the Retirement Plan.  No deductions are made for social security benefits.

The Retirement Plan provides for a reduced benefit for early retirement for employees age 55 or over with at least 15 years of service.  The monthly early retirement benefit is equal to the accrued (earned) benefit at the time of retirement, reduced by 1/180 for each of the first 60 months and 1/360 for each of the next 60 months that the early retirement date precedes the normal retirement date.  The named executive officers  who are eligible for early retirement  are Ms. Nelson and Mr. Tarpley.

Supplemental Retirement Plan

The employment agreements for Mr. Douglass, Ms. Nelson and Mr. Tarpley provide for supplemental retirement benefits that vest at the rate of 10% for each year of service.  The maximum benefit is 40% of the highest base salary from and after fiscal year 1997, not to exceed $150,000 annually, for twenty years.  These payments commence on the later of (i) age 65 or (ii) the date of retirement.  The employment agreements provide that if an executive’s employment terminates following a Change of Control the executive will be deemed fully vested with regard to supplemental retirement benefits.  These agreements also provide that beneficiaries of an executive  who dies prior to retirement receive death benefits under the same formula as applies to the supplemental retirement benefit.  The benefits vest at the rate of 10% for each year of service up to maximum annual payments equal to 40% of the executive’s highest base salary from and after 1997, not to exceed $150,000, until the earlier of (i) the date of his or her death or (ii) the date he or she attains age 65, at which time either the death benefit or the supplemental retirement benefit commences.  The disability benefit also vests at the rate of 10% per year of service.  The supplemental retirement and death benefits survive the term of employment, unless the executive is terminated for cause.  The supplemental retirement plan is unfunded.  In order to ensure availability of funding and to protect these assets from certain legal and financial exposure, certain assets are set aside to finance these future obligations, consisting of investments in a Rabbi Trust.

Additional disclosure of the Retirement Plan and the Supplemental Retirement Plan are included in Note 10 in the Company’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended February 3, 2007.

Nonqualified Defined Contribution Plan

Name	Executive Contributions in Last FY($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions in Last FY ($)	Aggregate Balance at Last FYE ($)
Renato Cataldo	-	-	-	-	-
Paul Rasmussen	-	-	-	-	-
Gary Douglass	-	-	-	-	-
Thomas Gallahue	-	-	-	-	-
Richard Tarpley (1)	-	-	$ 1,237	-	$ 25,781
Jane Nelson	-	-	-	-	-

(1)	Amounts included as earnings and the aggregate balance were recorded as compensation expense by the Company.

Mr. Tarpley deferred income under the Key Executive Deferred Compensation Plan in years prior to 1998. His earnings accumulate each year and will be paid out in five installments upon retirement.

Under the Key Executive Deferred Compensation Plan, executives may defer up to 50% of base salary.  For the year in which base salary is deferred, the executive earns interest on the amount deferred at a rate that mirrors the rate of growth in book value of the Company’s common stock for the preceding year.  In the year subsequent to the year of deferral, the amount deferred plus earned interest are divided by book value to yield Growth Units that are credited to the executive.  Payouts of deferred compensation are made in accordance with irrevocable elections made by the executive at the time of election (prior to the time compensation is earned).  Notwithstanding any election made by the executive, payouts commence upon the earlier of (i) death; (ii) total and permanent disability; (iii) retirement or (iv) termination of employment.

Executives earn appreciation on their Growth Units based on the greater of (i) changes in the Company’s book value and (ii) the 30-year U.S. Treasury bond rate, net of dividend equivalents, which are paid at the same rate that dividends are paid to stockholders.  Non-dividend Growth Units are also credited to each deferred compensation account when there is a change in the capital structure of the Company.  An example would arise when the book value of the Company declines due to events such as a share repurchase.  The percentage of the Non-dividend Growth Units earned is calculated by subtracting the adjusted book value from the original book value and dividing that difference by the original book value.

Mr. Tarpley is the only named executive who participates in this plan.

Potential Payments Upon Termination or Change of Control

See discussion of employment agreements, termination agreement, retention agreement and Change of Control provisions that follows the Summary Compensation table.  For any agreements that have Change of Control provisions, the Change of Control was triggered with the 2004 Change of Control.  The impacts of that Change of Control are built into the amounts on this schedule.  No future events will trigger additional Change of Control provisions, except for the acceleration of vesting of restricted stock which would occur should a future Change of Control occur.

All calculations in this table are at the present value as of February 3, 2007 and are calculated at amounts as if the terminating event occurred on that date.

	Renato Cataldo	Gary Douglass	Thomas Gallahue	Jane Nelson	Richard Tarpley

Termination with cause
Pension (3)	$ -	$ 25,301	$ 26,853	$ 196,305	$ 505,446

Termination without cause (1)
Salary (4)	$ 275,000	$ 550,000	$ 205,000	$ 195,000	$ 416,000
Pension (3)	-	25,301	26,853	196,305	505,446
SERP (2)	-	813,898	-	599,045	795,398
Deferred compensation	-	-	-	-	22,382
Total	$ 275,000	$ 1,389,199	$ 231,853	$ 990,350	$ 1,739,226

Retirement or resignation
Pension (3)	$ -	$ 25,301	$ 26,853	$ 196,305	$ 505,446
SERP (2)	-	813,898	-	599,045	795,398
Deferred compensation	-	-	-	-	22,382
Total	$ -	$ 839,199	$ 26,853	$ 795,350	$ 1,323,226

Death
Pension (3)	$ -	$ 12,651	$ 13,427	$ 98,153	$ 252,723
SERP (5)	-	1,327,466	-	941,294	1,004,046
Other life insurance plan	550,000	550,000	410,000	390,000	416,000
Deferred compensation	-	-	-	-	22,382
Total	$ 550,000	$ 1,890,117	$ 423,427	$ 1,429,446	$ 1,695,151

Disability
Disability benefits (5)	$ 1,537,734	$ 980,658	$ 922,599	$ 873,817	$ 583,236
Pension (3)	-	25,301	26,853	196,305	505,446
SERP (2)	-	813,898	-	599,045	795,398
Deferred compensation	-	-	-	-	22,382
Total	$ 1,537,734	$ 1,819,857	$ 949,452	$ 1,669,168	$ 1,906,462

Note:	Termination benefits for Mr. Rasmussen are not included in this table since he was terminated in October 2006 and all related payments have been made to him.

(1)
In the agreements of Mr. Douglass, Ms. Nelson and Mr. Tarpley, termination for cause is triggered by dishonesty intended to result in substantial personal enrichment at the expense of the Company, a material violation of the employment contract which is willful and deliberate and results in material injury to the Company, or the conviction of the executive of a felony or a crime of moral turpitude.  In the agreements of Dr. Cataldo and Mr. Gallahue, termination for cause is triggered by an act in bad faith and to the detriment of the Company, refusal or failure to act in substantial accordance with any written material direction or order of the Company, repeated unfitness or unavailability for service, disregard of the Company’s rules or policies after reasonable notice and opportunity to cure, conviction of a crime involving dishonesty, breach or trust or physical or emotional harm to any person, breach of the employment agreement or other contractual obligation to the Company.  These benefits are paid in a lump sum at the time of termination.  Any gross up payments are paid not less than 45 days after termination payment.

(2)	SERP payments are paid monthly for 20 years beginning at age 65.

(3)
Retirement is the voluntary or involuntary termination of employment except for death or permanent disability before attaining age 65.  Employees who reach age 55 and have 15 years of service may elect early retirement benefits.  Retirement benefits are payable monthly for life.  Options to cover spouses are available for a reduced benefit.   If an employee dies prior to retirement age, his or her spouse is entitled to 50% of his benefits at the employee’s retirement age.  If an employee terminates prior to retirement age,  he or she can apply for vested pension benefits once they reach retirement age.

(4)
Amount for Mr. Gallahue is based upon a full-time annual salary.  He was part-time at February 3, 2007 but became full-time on February 5, 2007.  During the first half of 2007 Mr. Gallahue and Ms Nelson's employment contracts were amended to provide one year of severance upon termination without cause.  This has been reflected in the table.

(5)
Death and disability benefits are incorporated in the employment agreements of Mr. Douglass, Ms. Nelson and Mr. Tarpley.  The benefits are payable in monthly installments beginning the month after death or disability; disability payments continue through the month that the employee turns age 65 and death benefits continue for 240 months.  These employees are entitled to death and disability benefits available to all other salaried employees.  Disability benefits, however are paid at the higher of the amount calculated per the employee contract or that as determined by the plan available to all employees.  Death and disability benefits for Dr. Cataldo and Mr. Gallahue are under the same plan as all salaried employees.

Mr. Douglass, Ms. Nelson and Mr. Tarpley have provisions in their employment agreements that entitle them to certain gross up payments. In the event that payments from the Company in the nature of compensation ("Parachute Payments") that in the opinion of a certified public accounting firm or that under the provisions of a notice of assessment from the Internal Revenue Service causes imposition of the tax under Section 4999 of the Code or any similar tax (the "Excise Tax"), the Company shall pay Executive the Gross-Up.  The Gross-Up Payments shall be in an amount such that the net amount retained by the executive with respect to the Parachute Payments and Gross-Up Payments, after deduction of any Excise Tax to which the Parachute Payments may be subject and any federal, state, and local income taxes and Excise Tax upon the Gross-Up Payments, shall be equal to the gross amount of the Parachute Payments. Gross-Up Payments or an estimate of such if actual totals are not available shall be paid not later than forty-five (45) days following payment of any Parachute Payments to which the Gross-Up Payments are attributable.  The Company does not anticipate that any payments would be considered Parachute Payments so no Gross-Up payments are included in this schedule.

Obligations applicable to the receipt of termination benefits

For Mr. Douglass, Ms. Nelson and Mr. Tarpley, non-competition covenants would be in place for two years.  This precludes the executive from engaging in any business in competition with CPI, disclosing confidential information of CPI, using confidential information to solicit customers of CPI, or soliciting CPI employees for employment outside of CPI in markets  served by CPI.  Dr. Cataldo and Mr. Gallahue are subject to non-competition covenants for one year after termination of employment.

For Mr. Douglass, Ms. Nelson and Mr. Tarpley, the executive is required to communicate inventions and developments arising from employment with the Company.  The rights of such inventions belong to the Company.  For one year after termination, disclosure of any such inventions are considered made during the executive’s employment and would be the property of the Company.   In their employment agreements, Dr. Cataldo and Mr. Gallahue acknowledge that any ideas, concepts, graphics, creative or other products of their work will be owned by the Company.

Director Compensation in Fiscal Year 2006

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non Qualified Deferred Compensation Earnings	All Other Compensation ($) (3)	Total
David Meyer	$ 12,000	$ 132,807	-	-	-	$ 3,569	$ 148,376
James Abel	$ 22,500	$ 47,298	-	-	-	$ 1,363	$ 71,160
Michael Koeneke	$ 24,000	$ 33,786	-	-	-	$ 973	$ 58,760
Mark Mitchell	$ 10,500	$ 33,786	-	-	-	$ 973	$ 45,260
Turner White	$ 30,000	$ 33,786	-	-	-	$ 973	$ 64,760

(1)	Includes payment to Mr. White of $6,000 for his service as chairman of the Compensation Committee, with the remainder representing meeting fees paid to the directors.

(2)
The Board of Directors maintains a CPI Corp. Non-Employee Directors Restricted Stock Policy (the "Policy") pursuant to the CPI Corp. Restricted Stock Plan, as amended and restated as of April 14, 2005 (the "Plan").  The purpose of the Policy is to advance the interests of the Company and its stockholders by enabling the directors who are not employees of the Company to elect each year to receive shares of restricted common stock of the Company ("Restricted Shares") in lieu of up to 100%, but not less than 50%, of the annual retainer they receive as directors of the Company.  Directors who chair committees of the Board may also elect to receive Restricted Shares in lieu of an annual retainer in cash for their service as committee chairmen.

Upon making an election under the Policy, the non-employee director is awarded that number of Restricted Shares determined by dividing (1) one hundred twenty-five percent (125%) of that portion of the non-employee director's annual retainer for Board service and/or service as a committee chair for the fiscal year for which the election is being made by (2) the Fair Market Value of one share of Common Stock of the Company as of the first day of the fiscal year.  The Restricted Shares are not transferable and are subject to other restrictions until the last day of the applicable fiscal year.

Pursuant to the Policy, each of the directors elected to receive Restricted Shares in lieu of 100% of their $30,000 annual retainer for service on the Board in fiscal year 2006.  Mr. Abel also elected to receive Restricted Shares in lieu of his annual retainers for serving as chairman of the Audit Committee ($6,000) and as chairman of the Nominating and Governance Committee ($6,000).  In lieu of cash compensation for their retainers, Messrs. Koeneke, Meyer, Mitchell and White each received 2,028 Restricted Shares; Mr. Abel received 2,839 Restricted Shares.

On March 23, 2006, David Meyer was awarded an additional 5,408 shares for his service during 2005.  Total value related to those shares included in the table above is $99,020.  On April 10, 2007, David Meyer was awarded an additional 9,239 shares for his service during 2006.  As there was no fiscal 2006 expense for these shares since they vest at the end of fiscal 2007, they are not included in the table above.

(3)	Other compensation represents dividends earned on restricted stock awards prior to vesting.

The Company also reimburses directors for expenses incurred in connection with attending Board and committee meetings.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

To the Company's knowledge, based upon filings with the Securities and Exchange Commission, the following table sets forth beneficial owners of five percent (5%) or more of the common stock of the Company as of May 25, 2007.

Name	Number of Shares	Percent
Knightspoint Group	1,048,383 (1)	16.4%
Bear Stearns Asset Management Inc.	810,147 (2)	12.7%
Goldman Sachs Asset Management, L.P.	657,243 (3)	10.3%
Barclay's Global Investors, NA.	646,730 (4)	10.1%
Renaissance Technologies Corp. and James H. Simons	396,900 (5)	6.2%
__________________

(1)
As reported in Amendment No. 4 to its Schedule 13D, dated March 9, 2005 and shares owned by David Meyer, Michael Koeneke and Mark Mitchell.  Under the rules of the Securities and Exchange Commission, Knightspoint Partners, I, L.P., Knightspoint Capital Management I LLC, Knightspoint Partners LLC, David Meyer, a director and chairman of the board of the Company, Michael Koeneke, a director of the Company, Ramius Securities, LLC, Ramius Capital Group, LLC, C4S & Co., LLC, RCG Ambrose Master Fund, Ltd., Ramius Master Fund, Ltd., Peter A. Cohen, Morgan B. Stark, Thomas W. Strauss, Ramius Advisors, LLC, Starboard Value & Opportunity Fund, LLC, Admiral Advisors, LLC and Jeffrey M. Solomon may be deemed to be members of a group (the “Knightspoint Group”) and, as a result, each of the members may be deemed to beneficially own shares of common stock beneficially owned by each of the other members.  Mark Mitchell, a director of the Company, is Managing Director and Head of Merger Arbitrage of Ramius Capital Group, LLC.  See also footnote  (1) of the table set forth below under the caption “Security Ownership of Management” for additional information regarding the ownership of these shares.  The address of the stockholder is 787 Seventh Avenue, 9th Floor, New York, New York 10019.

(2)
As reported in its Amendment No. 6 to Schedule 13G, dated as of  April 11, 2007, Bear Stearns Asset Management has sole voting power for  455,530 shares, shared voting power for  329,020 shares, sole dispositive power for  606,597 shares and shared dispositive power for  203,550 shares.  The address of this stockholder is 383 Madison Avenue, New York, New York  10179.

(3)
As reported in its Amendment No. 1 to Schedule 13G, dated as of February 9, 2007, Goldman Sachs Asset Management, L.P. has sole voting power for  539,281 shares and sole dispositive power for  657,243 shares.  The address of this stockholder is 30 Hudson Street, Jersey City, New Jersey,  07302.

(4)
As reported on Schedule 13G, dated January 9, 2007, Barclays Global Investors, NA., has sole voting power for 563,079 shares and sole dispositive power for  563,779 shares.  Barclays Global Fund Advisors has sole voting power  and sole dispositive power for  79,627 shares.  The address of this stockholder is 45 Fremont Street, San Francisco, CA  94105.  Barclays Global Investors, LTD, has sole voting power and sole dispositive power for  3,324 shares.  The address of this stockholder is Murray House, 1 Royal Mint Court, London, EC3N 4HH.

(5)
As reported on Schedule 13D, dated November 30, 2006.  Renaissance Technologies Corp. has sole  voting power for all 396,900 shares and sole dispositive power for all 396,900 shares.  The address of this stockholder is 800 Third Avenue, New York, New York  10022.

Security Ownership of Management

Information is set forth below regarding beneficial ownership of common stock of the Company, as of May 25, 2007, by (i) each person who is a director; (ii) each person listed in the Summary Compensation Table set forth below and (iii) all directors and executive officers (including named executives) as a group.  Except as otherwise noted, each person has sole voting and investment power as to his or her shares.
_______
Name	Amount of Record	Indirect Shares (1)	Restricted Shares (2)	Profit Sharing Plan (3)	Vested Options (4)	Total	Percent
James Abel	6,334	-	970			7,304	*
Renato Cataldo	4,089		4,634	43	-	8,766	*
Gary Douglass	4,500		1,848	485	20,000	26,833	*
Thomas Gallahue	1,316		554	475	15,046	17,391	*
Michael Koeneke	4,458	984,321	693			989,472	15.5%
David Meyer	43,828	984,321	9,932			1,038,081	16.3%
Mark Mitchell	4,458	984,321	693			989,472	15.5%
Jane Nelson	2,176		462	1,272	-	3,910	*
Paul Rasmussen	2,201		-	-	-	2,201	*
Richard Tarpley	4,055		-	933	-	4,988	*
Turner White	4,458	-	693			5,151	*

Directors and Executive Officers as a group (13 persons)	71,068	996,284	24,393	5,103	35,046	1,131,894	17.7%
_______________

*Less than one percent.

(1)
Mark Mitchell is a portfolio manager of RCG Ambrose Master Fund, Ltd. (“Ambrose”). As such, Mr. Mitchell makes day-to-day investment decisions with respect to the securities held in Ambrose.  In addition, Mr. Mitchell trades on behalf of affiliates of Ambrose, including Starboard Value & Opportunity Fund, LLC, Ramius Securities, LLC and Ramius Master Fund, Ltd.  Currently, Ambrose, Ramius Securities, LLC, Ramius Master Fund, Ltd. and Starboard Value & Opportunity Fund, LLC, hold 882,000 shares of common stock in the aggregate (the “Ramius related entities”).  The investment advisor to Ambrose is Ramius Capital Group, LLC.  Ramius Securities, LLC is an affiliate and wholly owned subsidiary of Ramius Capital Group, LLC.  The investment advisor to Ramius Master Fund, Ltd. is Ramius Advisors, LLC, another affiliate and wholly owned subsidiary of Ramius Capital Group, LLC.  The managing member of Ramius Capital Group LLC is C4S & Co., LLC.  Mark Mitchell is a limited partner of C4S & Co., LLC. The managing member of Starboard Value & Opportunity Fund, LLC is Admiral Advisors, LLC whose sole member is Ramius Capital Group, LLC.  Mr. Mitchell does not have investment or voting control over shares held by any of Ambrose, Ramius Securities, LLC, Ramius Master Fund or Starboard Value & Opportunity Fund, LLC.  Mr. Koeneke and Mr. Meyer have no voting or dispositive power over and disclaim beneficial ownership of the 882,000 shares owned by Ramius related entities. Under the rules of the Securities and Exchange Commission, Mr. Koeneke and Mr. Meyer may be deemed to be a member of the Knightspoint Group and, as a result, he may be deemed to beneficially own shares of common stock beneficially owned by each of the other members of the Knightspoint Group.

Includes 102,321 shares of common stock owned by Knightspoint Partners I, L.P.  Mr. Koeneke  and Mr. Meyer are Managing Members of the sole Member of the General Partner of Knightspoint Partners I, L.P. and have shared voting and dispositive power with respect to the 102,321 shares of common stock owned by Knightspoint Partners I, L.P. Mr. Mitchell has no voting or dispositive power over and disclaims beneficial ownership of the 102,321 shares owned by Knightspoint Partners I, L.P.  Under the rules of the Securities and Exchange Commission, the Ramius related entities may be deemed to be members of the Knightspoint Group and, as a result, each of the members may be deemed to beneficially own shares of common stock beneficially owned by each of the other members of the Knightspoint Group.

(2)
For directors, this includes restricted shares awarded in lieu of cash compensation for the 2007 Board retainer and committee chair retainers as well as an award of 9,239 shares to Mr. Meyer for his performance as Chairman of the Board in 2006.    For executive officers,  these restricted shares were awarded as part of 2006 incentive compensation.

(3)	Shares are held under the CPI Corp. Employees’ Profit Sharing Plan and Trust. The executives do not have voting power with respect to these shares.

(4)	Includes shares which such persons have the right to acquire within 60 days after May 25, 2007, upon the exercise of employee stock options.

The following table provides information as of February 3, 2007 regarding the number of shares of common stock that were issuable under the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securites reflected in column (a)) (c)

Equity compensation plans
approved by security holders	35,046	$ 15.56	1,270,987 (1)
Equity compensation plans not
approved by security holders (2)	-	-	80,232 (3)
Total	35,046	$ 15.56	1,351,219

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

Item 13.                 Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

The Company’s practice has been to refer any proposed related person transaction to the Company’s Audit Committee for consideration and approval. The Company’s Code of Ethics, which sets forth standards applicable to all directors, officers and senior management of the Company, prohibits the giving or accepting of personal benefits that could result in a conflict of interest. Any waiver of this Code for a director or an officer may only be granted by the Board of Directors.  The Company may in the future adopt a separate related person transactions policy.

Director Independence

In accordance with New York Stock Exchange rules, the Board affirmatively determines the independence of each Director and nominee for election as a Director in accordance with guidelines it has adopted, which include all elements of independence set forth in the New York Stock Exchange listing standards. The Board of Directors has determined that James Abel, Michael Koeneke, David Meyer, Mark Mitchell and Turner White were independent, as that term is defined in the New York Stock Exchange Rules, throughout fiscal year 2006.  In fiscal year 2006, the Board of Directors had the following committees: Audit and Finance, Compensation, Nominating and Governance and Executive Committees.

Item 14.                 Principal Accounting Fees and Services

Fees Paid to Independent Registered Public Accounting Firm

Audit Fees

In fiscal years 2006 and 2005, the Company was billed or will be billed approximately $572,500 and $535,500, respectively, for KPMG's audit of the Company’s annual Financial Statements and review of Financial Statements included in the Company’s interim reports on Form 10-Q and the statutory audit of the Company’s Puerto Rican operations.

Audit-Related Fees

No audit-related services were provided by KPMG during fiscal year 2006 or 2005.

Tax Fees

No tax services were provided by KPMG during fiscal year 2006 or 2005.

All Other Fees

The Company did not receive any services from KPMG other than those described above in either of the last two fiscal years.

Procedure for Approval of Non-Audit Services

The Audit Committee has authorized the Chairman of the Audit Committee to pre-approve KPMG’s performance of non-audit services, provided that the Chairman reports any such pre-approval to the full Audit Committee at the next scheduled meeting.  Upon receipt of any request for pre-approval of non-audit services from management, the Chairman may accept or reject the request or submit the request to the entire Audit Committee for consideration.  The  Audit Committee approved  all of the fees paid to KPMG in fiscal 2006.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

(3.1)	Articles of Incorporation of the Company, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 1989 on Form 10-K, Exhibit 3.1, filed 4/30/90.

(3.2)	By-Laws of CPI Corp., restated as of June 7, 2006, incorporated by reference to CPI Corp.'s
Form 10-Q, Exhibit 3.2, filed August 25, 2006.

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

EXHIBIT INDEX (…continued)

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

EXHIBIT INDEX (…continued)

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
Exhibit 10.108, filed 1/26/06.

EXHIBIT INDEX (...continued)

EXHIBIT
NUMBER	DESCRIPTION

(10.48)	Stock Award and Restriction Agreement, dated April 6, 2006, by and between CPI Corp. and
David Meyer, incorporated by reference to CPI Corp.'s Current Report on Form 8-K,
Exhibit 10.57, filed 4/12/06.

(10.49)	First Amendment to Employment Agreement, dated as of April 25, 2006, by and between
Consumer Programs Incorporated and Gary W. Douglass, incorporated by reference to
CPI Corp.'s Form 8-K, Exhibit 10.60, filed May 1, 2006.

(10.50)	Letter from the Company regarding Supplemental Retirement Benefits, dated June 28, 2006, delivered to Richard Tarpley, incorporated by reference to CPI Corp.'s Form 8-K,
Exhibit 10.61, filed July 5, 2006.

(10.51)	Letter from the Company regarding Supplemental Retirement Benefits, dated June 28, 2006, delivered to Jane E. Nelson, incorporated by reference to CPI Corp.'s Form 8-K,
Exhibit 10.62, filed July 5, 2006.

(10.52)	First Amendment to Retention Agreement, dated as of August 23, 2006, by and between
Consumer Programs Incorporated and Thomas Gallahue, incorporated by reference to
CPI Corp.'s Form 8-K, Exhibit 10.64, filed August 29, 2006.

(10.53)	Second Amendment to Retention Agreement, dated as of October 26, 2006, by and between
Consumer Programs Incorporated and Thomas Gallahue, incorporated by reference to
CPI Corp.'s Form 8-K, Exhibit 10.65, filed November 1, 2006.

(10.54)	Resignation Agreement dated as of October 30, 2006, by and between CPI Corp.
and Paul Rasmussen, incorporated by reference to CPI Corp.'s Form 8-K,
Exhibit 10.66, filed November 1, 2006.

(11.1)	Computation of Earnings Per Share - Diluted, incorporated by reference to CPI Corp.'s
Annual Report for fiscal year 2006 on Form 10-K, Exhibit 11.1, filed April 17, 2007.

(11.2)	Computation of Earnings Per Share - Basic, incorporated by reference to CPI Corp.'s
Annual Report for fiscal year 2006 on Form 10-K, Exhibit 11.2, filed April 17, 2007.

(21.0)	Subsidiaries of the Registrant, incorporated by reference to CPI Corp.'s
Annual Report for fiscal year 2006 on Form 10-K, Exhibit 21.0, filed April 17, 2007.

(23.0)	Independent Auditor's Consent, incorporated by reference to CPI Corp.'s
Annual Report for fiscal year 2006 on Form 10-K, Exhibit 23.0, filed April 17, 2007.

(31.1)	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934
by the President and Chief Executive Officer

(31.2)	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934
by the Executive Vice President, Finance and Chief Financial Officer

(32.0)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer and the
Executive Vice President, Finance and Chief Financial Officer

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of May 2007.

CPI Corp.

By:	/s/ Gary W. Douglass
Gary W. Douglass
Executive Vice President, Finance and Chief Financial Officer