Form 10-Q
period 2007-04-28
CPI CORP
filed 2007-06-07
CIK 25354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended April 28, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to __________

Commission File Number 1-10204

CPI Corp.
(Exact name of registrant as specified in its charter)

Delaware	43-1256674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1706 Washington Ave., St. Louis, Missouri	63103
(Address of principal executive offices)	(Zip Code)

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

As of May 25, 2007, the Registrant had 6,386,158 common shares outstanding.

CPI CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
12 Weeks ended April 28, 2007

			Page

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Interim Condensed Consolidated Balance Sheets
		April 28, 2007 (Unaudited) and February 3, 2007	1

		Interim Condensed Consolidated Statements of Operation (Unaudited)
		12 Weeks Ended April 28, 2007 and April 29, 2006	3

		Interim Condensed Consolidated Statements of Changes in Stockholders'
		Equity (Unaudited) 12 Weeks Ended April 28, 2007	4

		Interim Condensed Consolidated Statements of Cash Flow (Unaudited)
		12 Weeks Ended April 28, 2007 and April 29, 2006	5

		Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	7

	Item 1a.	Risk Factors	11

	Item 2.	Management's Discussions and Analysis of Financial Condition and Results
		of Operations	12

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

	Item 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION

	Item 6.	Exhibits	18

SIGNATURES			19

EXHIBIT INDEX			20

CPI CORP.
Interim Condensed Consolidated Balance Sheets – Assets

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

	April 28, 2007	February 3, 2007
thousands	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$29,676	$26,294
Restricted cash	1,000	1,000
Accounts receivable:
Due from licensor stores	8,517	7,308
Other	393	489
Inventories	7,745	9,067
Prepaid expenses and other current assets	4,440	5,157
Deferred tax assets	4,645	5,756

Total current assets	56,416	55,071

Property and equipment:
Land	2,765	2,765
Building improvements	26,485	26,485
Leasehold improvements	4,356	4,383
Photographic, sales and manufacturing equipment	123,354	123,518
Total	156,960	157,151
Less accumulated depreciation and amortization	132,917	130,458
Property and equipment, net	24,043	26,693
Other investments - supplemental retirement plan	3,581	3,588
Deferred tax assets	4,301	4,005
Other assets, net of amortization of $1,359 at both April 28, 2007 and February 3, 2007	1,392	1,322

TOTAL ASSETS	$89,733	$90,679

See accompanying footnotes

CPI CORP.
Interim Condensed Consolidated Balance Sheets – Liabilities and Stockholders’ Equity

	April 28, 2007	February 3, 2007
thousands, except share and per share data	(Unaudited)

LIABILITIES
Current liabilities:
Current maturities of long-term debt	$8,333	$8,333
Accounts payable	3,093	3,317
Accrued employment costs	9,393	12,770
Customer deposit liability	16,471	15,468
Income taxes payable	1,329	890
Sales taxes payable	1,529	2,564
Accrued advertising expenses	1,119	684
Accrued expenses and other liabilities	5,592	5,381

Total current liabilities	46,859	49,407

Long-term debt, less current maturities	7,825	7,747
Accrued pension plan obligations	14,653	14,367
Supplemental retirement plan obligations	3,485	3,472
Customer deposit liability	1,878	2,508
Other liabilities	2,892	2,862

Total liabilities	77,592	80,363

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized; no shares outstanding	-	-
Preferred stock, Series A, no par value, 200,000 shares authorized; no shares
outstanding	-	-
Common stock, $0.40 par value, 50,000,000 shares authorized; 17,005,728 and 16,975,343
shares outstanding at April 28, 2007 and February 3, 2007, respectively	6,802	6,790
Additional paid-in capital	25,844	25,510
Retained earnings	222,000	220,460
Accumulated other comprehensive loss	(9,090)	(9,387)
	245,556	243,373

Treasury stock - at cost, 10,619,570 and 10,618,090 at April 28, 2007 and
February 3, 2007, respectively	(233,415)	(233,057)

Total stockholders' equity	12,141	10,316

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$89,733	$90,679

See accompanying footnotes

CPI CORP.
Interim Condensed Consolidated Statements of Operations
(Unaudited)

	12 Weeks Ended
	April 28, 2007	April 29, 2006
thousands, except share and per share data

Net sales	$57,761	$59,670

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	4,897	5,569
Selling, general and administrative expenses	45,352	46,398
Depreciation and amortization	3,413	4,187
Other charges and impairments	29	390
	53,691	56,544

Earnings from operations	4,070	3,126

Interest expense	414	565
Interest income	306	58
Lease guarantee reserve reduction	-	300
Other (expense) income, net	(48)	39

Earnings before income tax expense	3,914	2,958
Income tax expense	1,359	1,114

NET EARNINGS	$2,555	$1,844

NET EARNINGS PER COMMON SHARE

Net earnings per share - diluted	$0.40	$0.29

Net earnings per share - basic	$0.40	$0.29

Dividends per share	$0.16	$0.16

Weighted average number of common and common equivalent
shares outstanding - diluted	6,388,169	6,378,435

Weighted average number of common and common equivalent
shares outstanding - basic	6,363,445	6,364,849

See accompanying footnotes.

CPI CORP.
Interim Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

Twelve weeks ended April 28, 2007

				Accumulated
		Additional		other	Treasury
thousands, except share and per share data	Common	paid-in	Retained	comprehensive	stock,
	stock	capital	earnings	loss	at cost	Total

Balance at February 3, 2007	$6,790	$25,510	$220,460	$(9,387)	$(233,057)	$10,316

Net earnings	-	-	2,555	-	-	2,555
Total other comprehensive income,
net of tax effect	-	-	-	297	-	297
Total comprehensive income	-	-	-	-	-	2,852
Surrender of employee shares to satisfy
personal tax liabilities upon vesting	-	-	-	-	(547)	(547)
Issuance of common stock to employee
benefit plans and restricted stock
awards (39,019 shares)	12	246	-	-	189	447
Stock-based compensation recognized	-	88	-	-	-	88
Dividends ($0.16 per common share)	-	-	(1,015)	-	-	(1,015)

Balance at April 28, 2007	$6,802	$25,844	$222,000	$(9,090)	$(233,415)	$12,141

See accompanying footnotes.

CPI CORP.
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

	12 Weeks Ended
thousands	April 28, 2007	April 29, 2006

Reconciliation of net earnings from operations to cash flows provided by operating activities:

Net earnings	$2,555	$1,844

Adjustments for items not (providing) requiring cash:
Depreciation and amortization	3,413	4,187
Stock-based compensation expense	88	147
Loss on disposition of property, plant and equipment	10	187
Loss on sale of assets held for sale	60	-
Deferred income tax provision	1,033	958
Pension, supplemental retirement plan and profit sharing expense	792	895
Lease guarantee reserve reduction	-	(300)
Other	84	163

Increase (decrease) in cash flow from operating assets and liabilities:
Receivables and inventories	208	(385)
Prepaid expenses and other current assets	860	(141)
Accounts payable	(224)	305
Supplemental retirement plan payments	(52)	(47)
Accrued expenses and other liabilities	(3,766)	(2,091)
Income taxes payable	439	762
Deferred revenues and related costs	323	811
Other	(251)	(357)

Cash flows provided by operating activities	$5,572	$6,938

See accompanying footnotes.

CPI CORP.
Interim Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	12 Weeks Ended
thousands	April 28, 2007	April 29, 2006

Cash flows provided by operating activities	$5,572	$6,938

Cash flows (used in) provided by financing activities:
Purchase of treasury stock	-	(32,538)
Surrender of employee shares to satisfy personal tax liability upon vesting	(547)	(90)
Excess tax benefits from stock-based compensation	-	10
Cash dividends	(1,015)	(1,003)
Other	-	(50)
Cash flows used in financing activities	(1,562)	(33,671)

Cash flows (used in) provided by investing activities:
Additions to property and equipment	(772)	(1,045)
Proceeds from sale of assets held for sale	65	-
Increase in assets held by Rabbi Trust	(43)	(39)
Proceeds from Rabbi Trust used for supplemental retirement plan payments	50	50
Cash flows used in investing activities	(700)	(1,034)

Effect of exchange rate changes on cash and cash equivalents	72	-

Net increase (decrease) in cash and cash equivalents	3,382	(27,767)

Cash and cash equivalents at beginning of period	26,294	34,269

Cash and cash equivalents at end of period	$29,676	$6,502

Supplemental cash flow information:
Interest paid	$330	$548

Income taxes paid	$42	$398

Supplemental non-cash financing activities:
Issuance of treasury stock under the employee Profit Sharing Plan	$442	$441

Issuance of restricted stock to employees and directors	$1,647	$769

Executive retirement stock option modification	$6	$71

See accompanying footnotes.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 -	DESCRIPTION OF BUSINESS AND INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CPI Corp. (the “Company”) operates 1,040 professional portrait studios as of April 28, 2007 throughout the United States, Canada and Puerto Rico principally under license agreements with Sears, Roebuck and Co. ("Sears").  The Company also operates searsphotos.com, a vehicle for the Company’s customers to archive, share portraits via email and order additional portraits and products.

The Interim Condensed Consolidated Balance Sheet as of April 28, 2007, the related Interim Condensed Consolidated Statements of Operations for the 12 weeks ended April 28, 2007 and April 29, 2006, the Interim Condensed Consolidated Statement of Changes in Stockholders’ Equity for the 12 weeks ended April 28, 2007 and the Interim Condensed Consolidated Statements of Cash Flows for the 12 weeks ended April 28, 2007 and April 29, 2006, are unaudited.  The interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the CPI Corp. 2006 Annual Report on Form 10-K for its fiscal year ended February 3, 2007.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

Certain reclassifications have been made to the 2006 financial statements to conform with the current year presentation.

NOTE 2 -	ADOPTION OF NEW ACCOUNTING STANDARDS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  The Statement permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value.  Unrealized gains and loses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date.  SFAS No. 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value.  This statement is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the requirements of SFAS No. 159 and has not yet determined the impact, if any, on the financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurement.  SFAS No. 157 does not require any new fair value measurement and the Company is currently evaluating the impact, if any, of SFAS No. 157 on its financial position, results of operations and cash flows.  SFAS No. 157 requires prospective application for fiscal years beginning after November 15, 2007.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109,  “Accounting for Income Taxes.”  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

Company adopted the provisions of FIN 48 effective February 4, 2007, which had no impact on the financial statements of the Company.

In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation).”  A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis.  If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes.  The guidance is effective for periods beginning after December 15, 2006.  The Company presents sales, net of sales taxes.  This EITF will not impact the method for recording these sales taxes in the Company’s consolidated financial statements.

NOTE 3 -	INVENTORIES

Inventories consist of:

thousands	April 28, 2007	February 3, 2007

Raw materials - paper and chemicals	$3,022	$4,086
Portraits in process	998	777
Finished portraits pending delivery	341	369
Frames and accessories	823	1,118
Studio supplies	1,926	2,083
Other	635	634

Total	$7,745	$9,067

These balances are net of valuation reserves totaling $110,000 and $136,000 at April 28, 2007 and February 3, 2007, respectively.

NOTE 4 -	STOCK-BASED COMPENSATION PLANS

At April 28, 2007, the Company had various stock-based employee compensation plans, which are described more fully in Note 9 of the Notes to the Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K. The Company accounts for those plans in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires companies to recognize the cost of awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant. The Company adopted SFAS 123R effective February 5, 2006 using the modified prospective method.  Since all stock options are vested, SFAS 123R applies to all outstanding options and restricted stock.

There were no stock option grants, expirations, cancellations or exercises in the first quarter of 2007.  The following table summarizes information about stock options outstanding at April 28, 2007:

	Options Outstanding and Exercisable
		Weighted-Average
		Remaining Contractual	Weighted-Average
Range of Exercise Prices	Shares	Life (Years)	Exercise Price
$12.96	10,046	3.48	$ 12.96
$16.50 - $17.00	25,000	2.95	16.60

Total	35,046	3.10	15.56

Reserved for future grants at quarter-end	1,020,639
Exercisable	35,046

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

On April 10, 2007, the Board of Directors approved a grant of 17,404 shares of restricted stock to certain employees in conjunction with the payment of 2006 performance awards.  On April 10, 2007, the Board of Directors approved a grant of 3,742 shares of restricted stock to its members of the Board of Directors in lieu of 2007 board retainer fees and certain committee chair fees they receive as directors of the Company.  Additionally, on April 11, 2007, the Board of Directors approved a grant of 9,239 shares of restricted stock to its Chairman of the Board as additional compensation for services rendered in 2006.  Shares issued under these three grants will vest on February 2, 2008.

Changes in restricted stock are as follows:

	Quarter Ended April 28, 2007
		Weighted-Average
	Shares	Grant-date Value
Nonvested stock, beginning of year	4,448	$17.99
Granted	30,385	54.10
Nonvested stock, end of quarter	34,833	49.49
Reserved for future grants at quarter-end	210,524
Stock-based compensation expense related
to restricted stock	$88,157

The weighted average remaining vesting period of nonvested restricted stock as of April 28, 2007 is 10 months.

NOTE 5 -	EMPLOYEE BENEFIT PLANS

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

The following table sets forth the components of net periodic benefit cost for the defined benefit plans:

	Pension Plan		Supplemental Retirement Plan
	12 Weeks Ended		12 Weeks Ended
thousands	April 28, 2007	April 29, 2006	April 28, 2007	April 29, 2006

Components of net periodic benefit costs:
Service cost	$75	$97	$18	$17
Interest cost	675	660	48	46
Expected return on plan assets	(679)	(647)	-	-
Amortization of prior service cost	10	10	7	7
Amortization of net (gain) loss	205	249	(8)	(5)

Net periodic benefit cost	$286	$369	$65	$65

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

The Company anticipates a 2007 payment to its pension plan, but the amount has currently not been determined.  Future contributions to the pension plan will be dependent upon legislation, future changes in discount rates and the earnings performance of plan assets.

NOTE 6 -	INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48) on February 4, 2007.  As a result of the implementation of FIN 48,  there was no impact on the financial statements of the Company.  The following information required by FIN 48 is provided:

•
Unrecognized tax benefits were approximately $2.7 million at each of February 4, 2007 and April 28, 2007.  If these unrecognized tax benefits were recognized, approximately $2.7 million would impact the effective tax rate.  While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

•
The Company recognizes interest expense and penalties related to the above-unrecognized tax benefits within income tax expense.  Due to the nature of the unrecognized tax benefits, the Company had no accrued interest and penalties as of February 4, 2007 or April 28, 2007.

•
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, many states and Canadian jurisdictions.  The Company is no longer subject to U.S. Federal income tax examination for the years prior to 2003.   Ongoing examinations by various state taxing authorities date back to February 7, 1998.

NOTE 7 -	CONTINGENCIES

Standby Letters of Credit

As of April 28, 2007, the Company had outstanding standby letters of credit in the principal amount of $5.5 million primarily used in conjunction with the Company’s self-insurance programs.

Litigation

The Company is a defendant in various lawsuits.  It is the opinion of management that the ultimate liability, if any, resulting from such lawsuits, will not materially affect the consolidated financial position or results of operations of the Company.

Contingent Lease Obligations

As is more fully described in Note 13 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended February 3, 2007, in July 2001, the Company completed the sale of its Wall Décor segment, Prints Plus, which included the ongoing guarantee of certain operating real estate leases representing Prints Plus store locations. During the Company’s 2004 fourth quarter, Prints Plus filed a voluntary petition for relief in the United States Bankruptcy Court for the District of Massachusetts (the “Bankruptcy Court”) under Chapter 11 of the United States Bankruptcy Code.  As the total guarantee related to these leases decreased with the passage of time, the payment of rents by Prints Plus and the settlement by the Company of certain leases rejected in bankruptcy, the related liability was reduced by $300,000 during the first quarter of 2006 and $587,000 in the third quarter of 2006 to reflect management’s revised estimates of the remaining potential loss.  As of April 28, 2007, the maximum future obligation to the Company under its remaining operating lease guarantees is $1.0 million.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

NOTE 8 -	SUBSEQUENT EVENTS

On May 1, 2007, the Company entered into a definitive agreement to acquire substantially all of the operating assets of Portrait Corporation of America, Inc. (“PCA”) and its foreign and domestic affiliates for $100 million in cash, subject to certain closing adjustments, and the assumption of certain liabilities.

On August 31, 2006, PCA and certain of its direct and indirect subsidiaries filed voluntary petitions for relief under the Bankruptcy Code, commencing jointly administered chapter 11 cases before the United States Bankruptcy Court for the Southern District of New York.  The parties intend to consummate the transaction under Sections 363 and 365 of the Bankruptcy Code.  The Company announced the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 on May 24, 2007.    On June 4, 2007, the Bankruptcy Court issued an order approving a motion filed by PCA on May 4, 2007, seeking approval of the sale transaction.  The transaction is expected to close by the end of June 2007.  The acquisition is expected to be funded from a refinancing of the Company’s existing Credit Agreement pursuant to an underwritten commitment.  The closing of the refinancing is subject to definitive documentation and other customary closing conditions.

PCA is the sole operator of portrait studios in Wal-Mart stores and supercenters in the U.S., Canada and Mexico.  As of the current date, PCA operates 2,055 studios worldwide, including 1,698 in the U.S. and Puerto Rico, 247 in Canada, 105 in Mexico and 5 in the United Kingdom.  During its most recently completed fiscal year ended January 28, 2007, PCA photographed over 5.6 million customers and generated sales of approximately $291.8 million.

Item 1A.                 Risk Factors

We wish to caution readers that in addition to the risk factors described  in the Company’s Annual Report on Form 10-K for the year ended February 3, 2007, the following important factors, among others,  could affect the Company’s actual results and could cause the Company’s actual consolidated results during fiscal 2007 and beyond, to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

The PCA transaction has not yet been completed and remains subject to certain closing conditions.  If the acquisition does close, the Company may not realize the anticipated benefits from the PCA acquisition.

The Company’s acquisition of PCA is subject to a number of closing conditions.  If the Company completes the PCA acquisition, the Company may not be able to realize the anticipated benefits from the PCA acquisition. Achieving those benefits depends on the timely, efficient and successful execution of a number of post-acquisition events, including integrating PCA’s business into the Company. Factors that could affect the Company’s ability to achieve these benefits include:

•	Difficulties in integrating and managing personnel, financial reporting and other systems used by PCA’s businesses into the Company;
•	The failure of PCA’s business to perform in accordance with the Company’s expectations;
•	Any future goodwill impairment charges that the Company may incur with respect to the assets of PCA;
•	Failure to achieve anticipated synergies between the Company’s business units and the business units of PCA;
•	The inability to maintain Wal-Mart as a host; and
•	The loss of any key personnel of PCA.

If PCA’s business does not operate as anticipated, it could materially harm the Company’s business, financial condition and results of operations. In addition, as a result of the PCA acquisition, CPI will assume a substantial portion of PCA’s liabilities.  CPI may learn additional information about PCA’s business that adversely affects the Company, such as unknown or contingent liabilities, issues relating to internal controls over financial reporting or other applicable laws. As a result, there can be no assurance that the PCA acquisition will be successful or will not, in fact, harm the business.  In addition, it is anticipated that the PCA acquisition will place significant demands on administrative, operational and financial resources, and there is no assurance that the Company will be able to successfully integrate PCA’s business.  Failure to successfully integrate PCA with CPI, and to successfully manage the challenges presented by the integration process, may prevent the Company from achieving the anticipated benefits of the acquisition and could have a material adverse effect on the business.

After the completion of the PCA acquisition, CPI will have significantly higher amounts of debt which will require significant interest and principal payments. The level of debt and the limitations imposed by these debt agreements could adversely affect operating flexibility and put the Company at a competitive disadvantage. The Company’s debt level may adversely affect future performance.  The ability to make scheduled payments of principal of, to pay interest on, or to refinance  indebtedness and to satisfy other debt and lease obligations will depend upon future operating performance, which may be affected by factors beyond the Company’s control. In addition, there can be no assurance that future borrowings or equity financing will be available to the Company on favorable terms or at all for the payment or refinancing of indebtedness. If the Company is unable to service indebtedness, the business, financial condition and results of operations would be materially adversely affected.

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

EXECUTIVE OVERVIEW

The Company’s Operations

CPI Corp. is a long-standing leader, based on sittings and related revenues, in the professional portrait photography of young children, individuals and families.  From a single studio opened by the Company’s predecessor company in 1942, the Company has grown to 1,040 studios throughout the United States, Canada and Puerto Rico principally under license agreements with Sears.  The Company have provided professional portrait photography for Sears’ customers since 1959 and have been the only Sears portrait studio operator since 1986.

As of the end of the first quarter in fiscal 2007 and 2006, the Company’s studio counts were:

	April 28, 2007	April 29, 2006
United States and Puerto Rico:
Within full-line Sears stores	854	857
Within Sears Grand stores	40	37
Locations not within Sears stores	34	38

Canada	112	115

Total	1,040	1,047

RESULTS OF OPERATIONS

A summary of consolidated results of operations and key statistics follows:

	12 Weeks Ended
thousands, except per share data	April 28, 2007	April 29, 2006

Net sales	$57,761	$59,670

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	4,897	5,569
Cost of sales as a percentage of net sales	8.5%	9.3%
Gross margin as a percentage of net sales	91.5%	90.7%
Selling, general and administrative expenses	45,352	46,398
Selling, general and administrative expenses as a percentage of sales	78.5%	77.8%
Depreciation and amortization	3,413	4,187
Other charges and impairments	29	390
	53,691	56,544
Earnings from operations	4,070	3,126

Interest expense	414	565
Interest income	306	58
Lease guarantee reserve reduction	-	300
Other (expense) income, net	(48)	39

Earnings before income tax expense	3,914	2,958
Income tax expense	1,359	1,114

NET EARNINGS	$2,555	$1,844
Net earnings per share - diluted	$0.40	$0.29

12 weeks ended April 28, 2007 compared to 12 weeks ended April 29, 2006

The Company reported earnings per share of $0.40 per diluted share for the 12-week first quarter ended April 28, 2007 compared to earnings per share of $0.29 per diluted share reported in the comparable quarter of fiscal 2006.  Net income for the same periods increased to $2.6 million in 2007 from $1.8 million in 2006.  Net income and related diluted earnings per share for the first quarter of 2007 were favorably impacted by $0.5 million and $0.09, respectively, resulting from a change in vacation policy impacting the 2007 first quarter.

Net sales totaled $57.8 million and $59.7 million in the first quarter of fiscal 2007 and 2006, respectively.

•
Net sales for the first quarter of 2007 decreased $1.9 million or 3.2% to $57.8 million from the $59.7 million reported in the first quarter of 2006.  This decrease resulted from a 12.8% decrease in customer sittings partially offset by an 11.4% increase in average sales per customer sitting.

The Company believes that the first quarter sittings decline is attributable to a range of factors, including industry sittings declines and competitive pressures.  Recent significant advancements in digital photographic technology have affected the industry in two important respects.  First, new professional photographic technology has encouraged a number of new digital entrants to enter and expand in the marketplace over the past several years.  Second, the continuing proliferation of amateur digital photography appears to be making customers more discerning and demanding and may be impacting overall portrait activity and visit frequency.

The first quarter increase in average sale per customer sitting resulted principally from increased add-on sales of digitally enhanced and specialty portraits, portraits on CD, bundled collections of popular products and services and on-site printing, among others, as well as a mix shift toward higher-spending customers.

Costs and expenses were $53.7 million in the first quarter of 2007, compared with $56.5 million in the comparable prior year period.

•
Cost of sales, excluding depreciation and amortization expense, was $4.9 million in the first quarter of 2007 compared with $5.6 million in the comparable prior year period.   Cost of sales, as a percentage of net sales was 8.5% in the first quarter of 2007, compared to 9.3% in the comparable quarter of 2006.  Correspondingly, gross margin rates were 91.5% and 90.7% in the first quarter of 2007 and 2006, respectively.  The decrease in cost of sales resulted principally from lower overall production levels as a result of declines in sittings, additional gains in labor productivity resulting from the continuing refinement of digital manufacturing processes and an improved product mix.

•
Selling, general and administrative (“SG&A”) expenses were $45.4 million and $46.4 million for first quarter of 2007 and 2006, respectively.  As a percentage of sales, these expenses were 78.5% in 2007 and 77.8% in 2006.

Selling, general and administrative expenses decreased primarily as a result of lower studio and corporate employment costs totaling $1.7 million and reduced host commissions of $258,000, partially offset by planned increases in advertising spending of $1.0 million related to more aggressive prospecting activities.  Studio employment costs declined principally due to a focused initiative to improve labor scheduling and productivity.  However, approximately $838,000 of the decline in studio and corporate employment costs is attributable to a change in the Company’s vacation policy which resulted in the reduction of vacation expense in fiscal 2007.

•
Depreciation and amortization was $3.4 million in the first quarter of 2007, compared to $4.2 million in the comparable quarter of 2006.  The decrease in depreciation and amortization is principally attributable to reduced capital spending beginning in the fourth quarter of 2005 and continuing into the first quarter of 2007 following the significant digital investments made in 2004 and the first three quarters of 2005.

•
Other charges and impairments reflect costs incurred from strategic actions implemented by the Company to restructure its operations, costs that are unpredictable and atypical of the Company’s operations and additional charges due to asset impairments.  In the first quarter of 2007 and 2006, the Company recognized $29,000 and $390,000, respectively, in other charges and impairments.  Expense in 2007 primarily represents the costs of travel associated with the potential acquisition of PCA (see Note 8 for further discussion). The 2006 first quarter expense represents $179,000 of charges related to the write off of certain legacy equipment that will no longer be used in the business, and $211,000 related to executive retirements and repositioning.

•
Interest expense was $414,000 in the first quarter of 2007 compared to $565,000 in the comparable period of the prior year.  The decrease in interest expense is primarily the result of lower average borrowings due to scheduled payments of $4.2 million each in the second quarter of 2006 and the fourth quarter of 2006.  This was partially offset by an increase in average interest rates.

•
Interest income was $306,000 in the first quarter of 2007 compared to $58,000 in the first quarter of 2006.  This increase is primarily attributable to lower invested balances in 2006 as compared to 2007 due to the purchase of stock in the Dutch Auction self-tender offer for $32.5 million which was funded in early February 2006.

•
The lease guarantee reserve reduction in 2006 represents a partial reversal of charges recorded in 2004 related to  operating lease guarantees associated with the Company’s former Wall Décor segment, Prints Plus.  As the total guarantee related to these leases had decreased with the passage of time, the payment of rents by Prints Plus and the settlement by the Company of certain leases rejected in bankruptcy, the related liability was reduced to reflect management’s revised estimate of remaining potential loss.  This reserve is more fully discussed in Note 6 in the accompanying Notes to Interim Condensed Consolidated Financial Statements.

•
Income tax expense was $1.4 million in the first quarter of 2007 as compared to $1.1 million in the first quarter of 2006.  The resulting effective tax rates were 34.7% in 2007 and 37.7% in 2006.  The decrease in the effective tax rate in 2007 is attributable to deductions available since the Company is no longer in a net operating loss position.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of the Company’s cash flows for first quarter of 2007 and 2006:

	12 Weeks Ended
thousands	April 28, 2007	April 29, 2006

Net cash (used in) provided by:
Operating activities	$ 5,572	$ 6,938
Financing activities	(1,562)	(33,671)
Investing activities	(700)	(1,034)
Effect of exchange rate changes on cash	72	-

Net increase (decrease) in cash	$ 3,382	$ (27,767)

Net Cash Provided By (Used In) Operating Activities

Net cash provided by operating activities was $5.6 million during the first twelve weeks of 2007 compared to $6.9 million in the comparable period of 2006.  Cash flows in the first quarter of 2007 decreased from the first quarter of 2006 levels primarily due to increased spending for advertising ($2.7 million), a lower level of tax refunds ($955,000) and higher bonus payments ($680,000).  These increases were partially offset by decreased tax payments ($356,000) and the timing of payments related to changes in various balance sheet accounts totaling $2.6 million.

Net Cash Used In Financing Activities

Net cash used in financing activities was $1.6 million in the first quarter of 2007 compared to $33.7 million in the comparable prior year period.  The decrease in cash used in the first quarter of 2007 relates primarily to the Company’s purchase of 1,658,607 shares of stock and related costs totaling $32.5 million on February 8, 2006 in conjunction with the Company’s Dutch Auction self-tender offer, which did not recur in the first quarter of 2007.  This was partially offset by the purchase of $547,000 of treasury stock in 2007 related to the surrender of shares by certain employees to satisfy personal tax liabilities in connection with the vesting of restricted stock.

At April 28, 2007, the Company had $16.7 million outstanding under its existing Credit Agreement.  The Company was in compliance with all the covenants under its Credit Agreement as of April 28, 2007.

Net Cash Used In Investing Activities

Net cash used in investing activities was $700,000 during the first quarter of 2007 as compared to $1.0 million during the first quarter of 2006.  This was primarily attributable to the timing of capital expenditures in the first quarter of 2007 as compared to the first quarter of 2006.

Off-Balance Sheet Arrangements

Other than stand-by letters of credit to support various self-insurance programs and the ongoing guarantee of certain operating real estate leases of Prints Plus, both of which are more fully discussed in the following Contingencies section, the Company has no additional off-balance sheet arrangements.

Contingencies

The Company uses stand-by letters of credit to support its various self-insurance programs.  As of April 28, 2007, the Company had stand-by letters of credit outstanding in the principal amount of $5.5 million.

As is more fully described in Note 13 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended February 3, 2007, in July 2001, the Company completed the sale of its Wall Décor segment, Prints Plus, which included the ongoing guarantee of certain operating real estate leases representing Prints Plus store locations. During the Company’s 2004 fourth quarter, Prints Plus filed a voluntary petition for relief in the United States Bankruptcy Court for the District of Massachusetts (the “Bankruptcy Court”) under Chapter 11 of the United States Bankruptcy Code.  As the total guarantee related to these leases decreased with the passage of time, the payment of rents by Prints Plus and the settlement by the Company of certain leases rejected in bankruptcy, the related liability was reduced by $300,000 during the first quarter of 2006 and $587,000 in the third quarter of 2006 to reflect management’s revised estimates of the remaining potential loss.  As of April 28, 2007, the maximum future obligation to the Company under its remaining operating lease guarantees is $1.0 million.

Liquidity

Cash flows from operations, cash and cash equivalents and the seasonal borrowing capacity under the revolving portion of the Company’s Credit Agreement, represent expected sources of funds in 2007 to meet the Company’s obligations and commitments, including debt service, annual dividends to shareholders, planned capital expenditures and normal operating needs.  As discussed in Note 8 to the financial statements, the Company has entered into a definitive agreement to acquire substantially all of the operating assets of Portrait Corporation of America and its foreign and domestic affiliates for $100 million in cash, subject to certain closing adjustments, and the assumption of certain liabilities.  The acquisition and necessary capital investments for 2007 are expected to be funded from a refinancing of the Company’s existing Credit Agreement pursuant to an underwritten lending commitment.  The closing of the refinancing is subject to certain documentation and other customary closing conditions.

ACCOUNTING PRONOUNCEMENTS AND POLICIES

Adoption of New Accounting Standards

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  The Statement permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value.  Unrealized gains and loses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date.  SFAS No. 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value.  This statement is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the requirements of SFAS No. 159 and has not yet determined the impact, if any, on the financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurement.  SFAS No. 157 does not require any new fair value measurement and the Company is currently evaluating the impact, if any, of SFAS No. 157 on its financial position, results of operations and cash flows.  SFAS No. 157 requires prospective application for fiscal years beginning after November 15, 2007.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted the provisions of FIN 48 effective February 4, 2007 which had no impact on the financial statements of the Company.

In March 2006, the Emerging Task Force (“EITF”) issued EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation).”  A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis.  If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes.  The guidance is effective for periods beginning after December 15, 2006.  The Company presents sales, net of sales taxes.  This EITF will not impact the method for recording these sales taxes in the Company’s consolidated financial statements.

Application of Critical Accounting Policies

The Company’s significant accounting policies are discussed in the Notes to the Consolidated Financial Statements that are included in the Company’s 2006 Annual Report on Form 10-K that is filed with the Securities and Exchange Commission.  In most cases, the accounting policies utilized by the Company are the only ones permissible under Generally Accepted Accounting Principles for businesses in our industry.  However, the application of certain of these policies requires significant   judgments or a complex estimation process that can affect the results of operations and financial position of the Company, as well as the related footnote disclosures.  The Company bases its estimates on historical experience and other assumptions that it believes are reasonable.  If actual amounts are ultimately different from previous estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known.  The accounting policies and estimates that can have a significant impact on the operating results, financial position and footnote disclosures of the Company are described in the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2006 Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The statements contained in this report, and in particular in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995, and involve risks and uncertainties.  Management wishes to caution the reader that these forward-looking statements, such as the Company’s outlook for portrait studios, future cash requirements, compliance with debt covenants, valuation allowances, reserves for charges and impairments and capital expenditures, are only predictions or expectations; actual events or results may differ materially as a result of risks facing the Company.  Such risks include, but are not limited to: the Company’s dependence on Sears, the approval of the Company’s business practices and operations by Sears, the termination, breach or increase of the Company’s expenses by Sears or Sears Canada under the Company’s license agreements, customer demand for the Company’s products and services, manufacturing interruptions, dependence on certain suppliers, competition, dependence on key personnel, fluctuations in operating results, a significant increase in piracy of the Company’s photographs, widespread equipment failure and compliance with debt covenants, increased debt level due to the planned acquisition of PCA, the ability to successfully integrate the planned PCA acquisition and other risks as may be described in the Company’s filings with the Securities and Exchange Commission, including its Form 10-K for the year ended February 3, 2007.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” included in the Company’s 2006 Annual Report on Form 10-K that is filed with the Securities and Exchange Commission.  The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign exchange rates and are minimal.  At April 28, 2007, the Company’s debt obligations have floating interest rates.  The impact of a 1% change in interest rates affecting the Company’s debt would increase or decrease interest expense by approximately $167,000.  The Company’s exposure to changes in foreign exchange rates relative to the Canadian operations is minimal, as Canadian operations constitute only 8.6% of the Company’s total assets and 6.8% of the Company’s total sales as of and for the twelve weeks ended April 28, 2007.

Item 4.                      Controls and Procedures

Evaluation of disclosure controls and procedures

The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended, Rules 13a-15(e) and 15d-15(e)) were effective to ensure that information required to be disclosed by the Company (including its consolidated subsidiaries) in the reports that the Company files or submits under the Securities Exchange Act of 1934 were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Financial Officer, as appropriate, to allow timely decisions regarding financial disclosures.

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended April 28, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: June 4, 2007

By:	/s/ Dale Heins
Dale Heins
Vice President, Corporate Controller (Principal Accounting Officer)

Date: June 4, 2007

CPI CORP.
E-1
EXHIBIT INDEX

10.55
Purchase and Sale Agreement dated as of May 1, 2007, by and among Portrait Corporation of America, PCA LLC, American Studios, Inc., PCA Photo Corporation of Canada, PCA National LLC, PCA Finance Corp. Inc., Photo Corporation of America, Inc. (each, a “Seller”) and CPI Corp., incorporated by reference to CPI Corp.’s Form 8-K, Exhibit 2.1, filed May 3, 2007

10.56
Amendment No. 1 to the Purchase and Sale Agreement dated as of May 1, 2007, by and among Portrait Corporation of America, PCA LLC, American Studios, Inc., PCA Photo Corporation of Canada, PCA National LLC, PCA Finance Corp. Inc., Photo Corporation of America, Inc. (each, a “Seller”) and CPI Corp, such amendment effective as of May 21, 2007, incorporated by reference to CPI Corp.’s Form 8-K, Exhibit 2.1, filed May 25, 2007

11.1	Computation of Per Share Earnings – Diluted – for the 12 weeks ended April 28, 2007 and April 29, 2006

11.2	Computation of Per Share Earnings – Basic – for the 12 weeks ended April 28, 2007 and April 29, 2006

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934 by the Chief Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934 by the Chief Financial Officer

32.0	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and the Chief Financial Officer