Form 10-Q
period 1996-04-27
CPI CORP
filed 2007-06-21
CIK 25354

SECURITIES AND EXCHANGE COMMISSION
                     Washington D.C.   20549

                           FORM 10-Q


        QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934


              For the Quarter Ended April 27, 1996
                 Commission File Number 1-10204


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

                                Yes ______X______  No ____________


     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock $.40 par value                13,914,224 shares
- ---------------------------       --------------------------------
          Class                      Outstanding at June 7, 1996

                             CPI CORP.

                              INDEX


Part I.  Financial Information:

   Item 1.  Financial Statements:

            Management's Discussion and Analysis - Overview

            Interim Condensed Consolidated Statements
              of Earnings - For the 12 Weeks Ended
              April 27, 1996 and April 29, 1995

            Management's Discussion and Analysis - Results
              of Operations

            Interim Condensed Consolidated Balance
              Sheets - For the 12 Weeks Ended
              April 27, 1996 and April 29, 1995

            Management's Discussion and Analysis - Financial
              Condition

            Interim Condensed Consolidated Statements
              of Cash Flows - For the 12 Weeks Ended
              April 27, 1996 and April 29, 1995

            Management's Discussion and Analysis - Cash Flows

            Interim Condensed Consolidated Statements
              of Changes in Stockholders' Equity - For the 52 Weeks Ended February 3, 1996 and for the 12 Weeks Ended April 29, 1996

            Notes to Interim Condensed Consolidated
              Financial Statements

   Item 6.(a)  Exhibits

            Exhibit 11 - Computation of Earnings
              per Common Share
            Exhibit 99.1 - Financial Data Schedule

Part II.  Other Information:

   Item 6.(a)  Exhibits
            Item 5 - Other Information
   Item 6.(b)  Reports on Form 8-K

Signature

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


FISCAL YEARS
The Company's fiscal year ends the first Saturday of February. Accordingly, fiscal year 1995 ended February 3, 1996 and consisted of 52 weeks. The first fiscal quarters of 1996 and 1995 consisted of twelve weeks and ended April 27, 1996 and April 29, 1995, respectively. Throughout the Management's Discussion and Analysis and Notes to Interim Condensed Consolidated Financial Statements, reference to 1995 will mean the fiscal year end 1995 and reference to first quarter 1996 and first quarter 1995 will mean the first fiscal quarter of 1996 and 1995, respectively.


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

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)  (in thousands of dollars except per share amounts)
Twelve weeks ended April 27, 1996 and April 29, 1995
                                      April 27,   April 29,
                                        1996        1995
                                      ---------   ---------
Net sales                             $104,668    $103,393
Costs and expenses:
  Cost of sales (exclusive of
   depreciation expense shown below)    28,751      27,760
  Selling, administrative and
   general expenses                     69,071      66,238
  Depreciation                           8,468       7,848
  Amortization                             973       1,347
                                      ---------   ---------
                                       107,263     103,193
                                      ---------   ---------
Income (loss) from operations           (2,595)        200
Net interest expense                       970         974
Other income                               199          86
                                      ---------   ---------
Losses before income taxes
  and discontinued operations           (3,366)       (688)
Income tax benefit                       1,246         255
                                      ---------   ---------
Net losses from continuing operations   (2,120)       (433)
                                      ---------   ---------
Discontinued operations:
  Losses from operations, net of
    income tax benefit of $141 in
    1995                                   -          (241)
                                      ---------   ---------
Net losses                            $ (2,120)   $   (674)
                                      =========   =========
Earnings per common share:
  Net losses from continuing
    operations                        $  (0.15)   $  (0.03)
  Net losses from discontinued
    operations                             -         (0.02)
                                      ---------   ---------
    Net losses per share              $  (0.15)   $  (0.05)
                                      =========   =========
Dividends per common share            $   0.14    $   0.14
                                      =========   =========
Weighted average number of common
  and common equivalent shares
  outstanding (in thousands
  of shares)                            13,963      13,897
                                      =========   =========

See accompanying notes to consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS--RESULTS OF OPERATIONS
- -----------------------------------------------------------

SELECTED FINANCIAL DATA
                                     12 Weeks Ended
                         ---------------------------------------
                                (in thousands of dollars)

                          April 27,      April 29,      Amount
                             1996           1995        Change
                          ---------      ---------     --------
Total operating earnings  $  1,613       $  3,871      $(2,258)
General corporate
  expenses                  (4,208)        (3,671)        (537)
Interest expense            (1,018)        (1,109)          91
Interest income                 48            135          (87)
Other income                   199             86          113
                          ---------      ---------     ---------
Loss before income taxes
  and discontinued
  operations                (3,366)          (688)      (2,678)
Income tax benefit           1,246            255          991
                          ---------      ---------     ---------
Net losses from
  continuing operations   $ (2,120)      $   (433)     $ (1,687)
                          =========      =========     =========


Net losses from continuing operations increased to $2.1 million in first quarter 1996 from $433,000 recorded in first quarter 1995 as a result of lower income from operations and an increase in corporate expense due to higher employee benefit costs.

Net losses per share from continuing operations were $0.15 per share in the first quarter 1996 compared to $0.03 per share in the first quarter 1995. Net losses per share including net losses from discontinued operations for first quarter 1995 were $0.05 per share. Weighted average number of common and common equivalent shares outstanding were 13,963,409 and 13,897,180 for first quarters 1996 and 1995, respectively.

NET SALES
                                     12 Weeks Ended
                         ---------------------------------------
                                (in thousands of dollars)

                          April 27,      April 29,      Amount
                             1996           1995        Change
                          ---------      ---------     --------
Portrait Studios          $ 56,860       $ 55,467      $ 1,393
Photofinishing              36,094         37,739       (1,645)
Wall Decor                  11,714         10,187        1,527
                          ---------      ---------     --------
     Total net sales      $104,668       $103,393      $ 1,275
                          =========      =========     ========

Sales from continuing operations increased 1.2% to $104.7 million in the first quarter 1996 from $103.4 million in the first quarter 1995 due primarily to increased sales in the Portrait Studios and Wall Decor segments offset by decreased sales in the Photofinishing segment.

Portrait Studios sales were $56.9 million in the first quarter 1996, increasing 2.5% from $55.5 million recorded in the comparable period last year. The Company believes the implementation of the Studio Enhancement Program, and the resulting Portrait Preview System(SM) and Custom Portraits by Sears programs, has contributed to higher sales as customers continue to respond favorably to this new technology. In the first quarter 1996, Portrait Studios customer volume and sales volume were both up slightly compared to the prior year's quarter.

In the Photofinishing segment, which typically has a seasonally slow first quarter, sales decreased 4.4% to $36.1 million in the first quarter 1996 compared to $37.7 million recorded in the corresponding period last year. The net closure of 37 stores from first quarter 1995 through first quarter 1996 and a decrease in the number of rolls of film developed in comparable stores, partially offset by higher average sales per roll in comparable stores, accounted for the sales decrease.

Sales in the Wall Decor segment were $11.7 million in the first quarter 1996, increasing 15.0% from $10.2 million recorded in the comparable period last year, due largely to the opening of 16 new locations since the end of first quarter 1995.

INCOME FROM OPERATIONS AND OPERATING EARNINGS
                                     12 Weeks Ended
                         ---------------------------------------
                                (in thousands of dollars)

                           April 27,      April 29,      Amount
                              1996           1995        Change
                           ---------      ---------     --------
Portrait Studios           $  4,505       $  6,229     $ (1,724)
Photofinishing               (2,076)        (1,758)        (318)
Wall Decor                     (816)          (600)        (216)
                           ---------      ---------     --------
  Total operating earnings $  1,613       $  3,871      $(2,258)
                           =========      =========     ========


INCOME FROM OPERATIONS AND OPERATING EARNINGS

Loss from operations was $2.6 million in first quarter 1996, down from $200,000 in income from operations recorded in first quarter
1995. This decrease is attributable to lower operating earnings in all three business segments and higher corporate expenses.

Portrait Studio operating earnings decreased 27.7% to $4.5 million in the first quarter 1996 from $6.2 million in the first quarter 1995 due primarily to higher advertising and depreciation expenses. Although projected annual advertising expenses are expected to show favorable comparisons in the third and fourth quarters of this year, advertising expense in the first quarter 1996 increased $1.3 million over the comparable period last year, reflecting the Company's continued promotion of its Portraits
Preview System(SM) and Custom Portraits by Sears programs.   In
addition, the prior implementation of the Studio Enhancement Program and subsequent heavy investment in capital and service created a fixed charge which disproportionately affected operating earnings in the first quarter 1996 by increasing depreciation $767,000 over the comparable period last year.

Photofinishing operating losses for the first quarter 1996 were increased to $2.1 million from $1.8 million due primarily to an unfavorable sales mix coupled with a decrease in roll volume in comparable stores.

The seasonally slow first quarter for the Wall Decor segment was reflected in operating losses of $816,000, an increase in operating losses from the $600,000 recorded in the first quarter of 1995, due primarily to the seasonal losses from the addition of 16 locations opened during the latter part of 1995 and the first quarter 1996.

CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS -
ASSETS (UNAUDITED)
(in thousands of dollars)
                                   April 27, April 29, February 3,
                                     1996      1995       1996
                                   --------  --------  -----------
Current assets:
  Cash                             $  2,496  $  3,184   $  3,815
  Short-term investments              3,069     6,822      4,516
  Receivables, less allowance
    of $1,434, $1,399 and $1,216,
    respectively                     20,180    24,159     17,994
  Inventories                        33,652    30,813     33,937
  Deferred cost applicable to
    unsold portraits                    -         145       -
  Deferred income taxes, net          1,819       697      1,830
  Refundable income taxes             1,635       -          -
  Prepaid expenses and other
    current assets                    8,558     9,514     10,733
                                   --------- ---------  ---------
      Total current assets           71,409    75,334     72,825
                                   --------- ---------  ---------
Net property and equipment          168,917   166,530    167,944
Net assets of business held
  for sale                            4,901       -        5,055
Other assets:
  Intangible assets, net             50,544    55,437     51,071
  Other long-term assets              3,999     2,947      3,593
                                   --------- ---------  ---------
      Total assets                 $299,770  $300,248   $300,488
                                   ========= =========  =========

See accompanying notes to consolidated financial statements

CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS -
LIABILITIES (UNAUDITED)
(in thousands of dollars)
                                   April 27, April 29, February 3,
                                     1996      1995       1996
                                   --------- --------- -----------
Current liabilities:
  Short-term borrowings            $ 11,100  $ 19,425   $  2,875
  Current maturities of long-term
    obligations                       5,000        42      5,000
  Accounts payable                   25,397    31,222     22,783
  Accrued expenses and other
    liabilities                      25,956    19,126     25,710
  Income taxes                          -       1,381      7,645
                                   --------- ---------  ---------
      Total current liabilities      67,453    71,196     64,013
                                   --------- ---------  ---------
Long-term obligations, less
  current maturities                 54,824    59,762     54,804
Other liabilities                     3,993     3,358      5,476
Deferred income taxes, net            2,258     1,192      2,027
                                   --------- ---------  ---------
   Total liabilities               $128,528  $135,508   $126,320
                                   ========= =========  =========


See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS -
STOCKHOLDERS' EQUITY  (UNAUDITED)
(in thousands of dollars)

                                   April 27, April 29, February 3,
                                     1996      1995       1996
                                   --------- --------- -----------
Stockholders' equity:
   Preferred stock, no par value,
    1,000,000 shares authorized, no
    shares issued and outstanding       -         -          -
  Preferred stock, Series A, no par
    value                               -         -          -
  Common stock, $0.40 par value,
    50,000,000 shares authorized;
    17,216,792, 17,165,448 and
    17,169,402 shares outstanding
    at April 27, 1996, April 29,
    1995 and February 3, 1996,
    respectively                      6,887     6,866      6,868
  Additional paid-in capital         32,919    32,005     32,071
  Retained earnings                 208,954   203,831    213,015
  Cumulative foreign currency
    translation adjustment           (1,976)   (1,822)    (2,109)
                                   --------- ---------  ---------
                                    246,784   240,880    249,845
  Treasury stock at cost,
    3,302,548, 3,302,463 and
    3,302,548 shares at April 27,
    1996, April 29, 1995 and
    February 3, 1996, respectively  (74,533)  (74,531)   (74,533)
  Unamortized deferred
    compensation-restricted stock    (1,009)   (1,609)    (1,144)
                                   --------- ---------  ---------
  Total stockholders' equity        171,242   164,740    174,168
                                   --------- ---------  ---------
  Total liabilities and
    stockholders' equity           $299,770  $300,248   $300,488
                                   ========= =========  =========

See accompanying notes to consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS--FINANCIAL CONDITION
- --------------------------------------------------------


Total assets decreased slightly in first quarter 1996 from year-end 1995, reflecting decreases in cash, cash equivalents and short-term investments and prepaid expenses and other current assets offset by an increase in receivables. The balances of cash, cash equivalents and short-term investments were $5.6 million, $10.0 million and $8.3 million on April 27, 1996, April 29, 1995 and February 3, 1996, respectively. This decrease in cash, cash equivalents and short-term investments from year-end was due to the seasonal cash needs of the business.

Total liabilities increased $2.2 million to $128.5 million for first quarter 1996 from $126.3 million recorded at year-end, reflecting an increase in short-term borrowings offset by a decrease in income tax liabilities.

Stockholders' equity decreased 1.7% to $171.2 million in first quarter 1996 from year-end due primarily to a decrease in retained earnings of $4.1 million.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands of dollars)
                                               12 Weeks Ended
                                              -------------------
                                              April 27, April 29,
                                                1996      1995
                                              --------  --------
Cash flows used in operating activities       $  (523)  $  (373)
Cash flows provided by (used in)
  financing activities:
  Proceeds from the issuance of
    short-term borrowings                       8,225    12,575
  Repayment of long-term obligations              -         (85)
  Issuance of common stock to
    employee stock plans                          867       744
  Cash dividends                               (1,941)   (1,935)
                                              --------  --------
    Cash flows provided by
      financing activities                      7,151    11,299
                                              --------  --------
Cash flows provided by (used in)
  investing activities:
  Purchases of short-term investments             -      (5,122)
  Proceeds from maturing of
    short-term investments                        -       5,078
  Additions to property and equipment          (9,440)  (15,595)
                                              --------  --------
    Cash flows used in investing activities    (9,440)  (15,639)
                                              --------  --------
Effect of exchange rate changes on
  cash and equivalents                             46       325
                                              --------  --------
Net decrease in cash and cash equivalents      (2,766)   (4,388)
Cash and cash equivalents at
  beginning of year                             8,331     9,214
                                              --------  --------
Cash and cash equivalents at end of period    $ 5,565   $ 4,826
                                              ========  ========
Supplemental cash flow information:
  Interest paid                               $ 2,029   $ 2,100
                                              ========  ========
  Income taxes paid                           $ 8,111   $ 7,977
                                              ========  ========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
RECONCILIATION OF NET EARNINGS TO CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES   (UNAUDITED)
(in thousands of dollars)
                                               12 Weeks Ended
                                              -------------------
                                              April 27, April 29,
                                                1996      1995
                                              --------  --------
Net loss from continuing operations           $(2,120)  $  (433)

Adjustments for items not requiring cash:
  Depreciation and amortization                 9,441     9,195
  Deferred income taxes                           242       115
  Deferred compensation                        (1,483)     (989)
  Other                                          (611)      (82)

Decrease (increase) in current assets:
  Receivables and inventories                  (1,901)    2,362
  Deferred costs applicable to
    unsold portraits                              -          27
  Assets held for resale                          154       -
  Prepaid expenses and other current assets     2,174       405

Increase (decrease) in current liabilities:
  Accounts payable, accrued expenses
    and other liabilities                       2,860    (2,215)
  Income taxes                                 (9,279)   (8,388)
                                              --------  --------
Cash flows from continuing operations            (523)       (3)
Cash flows from discontinued operations           -        (370)
                                              --------  --------
Cash flows used in operating activities        $ (523)  $  (373)
                                              ========  ========

See accompanying notes to consolidated financial statements.












PAGE

MANAGEMENT'S DISCUSSION AND ANALYSIS--CASH FLOWS
- ------------------------------------------------


Capital expenditures for first quarter 1996 were $9.4 million, down from the $15.6 million incurred in first quarter 1995. Planned capital expenditures for the entire fiscal year 1996 are expected to be at the same level as 1995.

The Company believes it has sufficient liquidity over the course of the year to fund the planned capital expenditure program through borrowings under the revolving credit agreement and operating cash flows.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY - COMMON STOCK, ADDITIONAL PAID-IN CAPITAL AND
RETAINED EARNINGS (UNAUDITED)
(in thousands of dollars)
Fifty-two weeks ended February 3, 1996, and Twelve weeks ended
April 27, 1996
                                                Add'l
                                       Common  Paid-In  Retained
                                       Stock   Capital  Earnings
                                       ------- -------- ---------
Balance at February 4, 1995            $6,849  $31,278  $206,440

 Issuance of common stock:
  Profit sharing plan and trust
   (40,459 shares)                         16      707         -
  Stock bonus plan (1,429 shares)           1       20         -
  Employee stock plans (3,915 shares)       2       66         -
 Foreign currency translation               -        -         -
 Dividends ($0.56 per common share)         -        -    (7,758)
 Net earnings                               -        -    14,333
 Purchase of treasury stock, at cost        -        -         -
 Amortization of deferred
  compensation-restricted stock             -        -         -
                                       ------- -------- ---------
Balance at February 3, 1996             6,868   32,071   213,015

 Issuance of common stock:
  Profit sharing plan and trust
   (40,725 shares)                         16      754         -
  Stock bonus plan (6,665 shares)           3       94         -
 Foreign currency translation               -        -         -
 Dividends ($0.14 per common share)         -        -    (1,941)
 Net loss                                   -        -    (2,120)
 Amortization of deferred
  compensation-restricted stock             -        -         -
                                       ------- -------- ---------
Balance at April 27, 1996              $6,887  $32,919  $208,954
                                       ======= ======== =========



See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CPI CORP. INTERIM CONDENSED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY -
CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT AND TREASURY
STOCK AT COST (UNAUDITED)
(in thousands of dollars)
Fifty-two weeks ended February 3, 1996 and Twelve weeks ended April
27, 1996
                                        Cumulative
                                         Foreign
                                         Currency      Treasury
                                        Translation     Stock
                                        Adjustment     At Cost
                                        ------------   ---------
Balance at February 4, 1995             $(2,279)       $(74,531)

 Issuance of common stock:
  Profit sharing plan and trust
   (40,459 shares)                            -               -
  Stock bonus plan (1,429 shares)             -               -
  Employee stock plans (3,915 shares)         -               -
 Foreign currency translation               170               -
 Dividends ($0.56 per common share)           -               -
 Net earnings                                 -               -
 Purchase of treasury stock, at cost          -              (2)
 Amortization of deferred
  compensation-restricted stock               -               -
                                        --------       ---------
Balance at February 3, 1996              (2,109)        (74,533)


 Issuance of common stock:
  Profit sharing plan and trust
   (40,725 shares)                            -               -
  Stock bonus plan (6,665 shares)             -               -
 Foreign currency translation               133               -
 Dividends ($0.14 per common share)           -               -
 Net loss                                     -               -
 Amortization of deferred
  compensation-restricted stock               -               -
                                        --------       ---------
Balance at April 27, 1996               $(1,976)       $(74,533)
                                        ========       =========

See accompanying notes to consolidated financial statements.

CPI CORP. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY - DEFERRED COMPENSATION-RESTRICTED STOCK AND
TOTAL (UNAUDITED)
(in thousands of dollars)
Fifty-two weeks ended February 3, 1996 and Twelve weeks ended April
27, 1996
                                         Deferred
                                        Compensation-
                                         Restricted
                                           Stock        Total
                                        -------------  ---------
Balance at February 4, 1995             $(1,757)       $166,000

 Issuance of common stock:
  Profit sharing plan and trust
   (40,459 shares)                            -             723
  Stock bonus plan (1,429 shares)             -              21
  Employee stock plans (3,915 shares)         -              68
 Foreign currency translation                 -             170
 Dividends ($0.56 per common share)           -          (7,758)
 Net earnings                                 -          14,333
 Purchase of treasury stock, at cost          -              (2)
 Amortization of deferred
  compensation-restricted stock             613             613
                                        --------       ---------
Balance at February 3, 1996              (1,144)        174,168


 Issuance of common stock:
  Profit sharing plan and trust
   (40,725 shares)                            -             770
  Stock bonus plan (6,665 shares)             -              97
 Foreign currency translation                 -             133
 Dividends ($0.14 per common share)           -          (1,941)
 Net loss                                     -          (2,120)
 Amortization of deferred
  compensation-restricted stock             135             135
                                        --------       ---------
Balance at April 27, 1996               $(1,009)       $171,242
                                        ========       =========

See accompanying notes to consolidated financial statements.

                           CPI CORP.
 NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial position as of April 27, 1996, April 29, 1995 and February 3, 1996 and the results of its operations and changes in its cash flows for the 12 weeks ended April 27, 1996 and April 29, 1995. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's annual report on Form 10-K for its fiscal year ended February 3, 1996.

2. Short-term investments are comprised of money market instruments which aggregated $3.1 million, $6.8 million and $4.5 million as of April 27, 1996, April 29, 1995, and February 3, 1996, respectively, and are stated at cost which approximates market.

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

4. The components of net interest expense are as follows:

                                      April 27,   April 29,
                                        1996        1995
                                      ---------   ---------
   Interest expense                   $ 1,018     $ 1,109
   Interest income                        (48)       (135)
                                      --------    --------
    Net interest expense              $   970     $   974
                                      ========    ========


                 PART I.  FINANCIAL INFORMATION



ITEM 6(a). EXHIBITS


     Exhibit 11 - Computation of Earnings per Common Share
                     for 12 weeks.

     Exhibit 99.1 - Financial Data Schedule

                 PART II.  OTHER INFORMATION



ITEM 6(a)   EXHIBITS

       Item 5.  Other Information

                Exhibit 10.  Material Contract
                     - CopyMat/Copy USA Contract



ITEM 6(b)  REPORTS ON FORM 8-K

     - On April 16, 1996, CPI Corp. reported the issuance of press releases on April 4, 1996 and April 15, 1996. The release dated April 4, 1996 announced 1995 results and plans to sell its electronic publishing division. The release dated April 15, 1996 announced an agreement to sell 50 photofinishing stores.

                          SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





CPI Corp.




Date:  June 10, 1996            By:  /s/ Barry Arthur
                                     ---------------------------
                                     Barry Arthur
                                     Authorized Officer and
                                     Principal Financial Officer

                         EXHIBIT INDEX



PART I.


Item 6(a)  Exhibits

       Exhibit 11 - Computation of Earnings
                    Per Share - 12 weeks

       Exhibit 99.1 - Financial Data Schedule



PART II.


Item 6(a)   Exhibits

       Item 5.  Other Information

                Exhibit 10.  Material Contract
                     - CopyMat/Copy USA Contract