Form 10-Q
period 2007-07-21
CPI CORP
filed 2007-08-30
CIK 25354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 21, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number 1-10204

CPI Corp.
(Exact name of registrant as specified in its charter)

Delaware	43-1256674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1706 Washington Ave., St. Louis, Missouri	63103
(Address of principal executive offices)	(Zip Code)

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

As of August 27, 2007, the Registrant had 6,386,019 common shares outstanding.

CPI CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
12 and 24 Weeks ended July 21, 2007

			Page

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Interim Condensed Consolidated Balance Sheets
		July 21, 2007 (Unaudited) and February 3, 2007	1

		Interim Condensed Consolidated Statements of Operation (Unaudited)
		12 and 24 Weeks Ended July 21, 2007 and July 22, 2006	3

		Interim Condensed Consolidated Statements of Changes in Stockholders'
		Equity (Unaudited) 24 Weeks Ended July 21, 2007	4

		Interim Condensed Consolidated Statements of Cash Flow (Unaudited)
		24 Weeks Ended July 21, 2007 and July 22, 2006	5

		Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	7

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results
		of Operations	14

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

	Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

	Item 1A.	Risk Factors	24
	Item 4.	Submission of Matters to a Vote of Security Holders	25
	Item 5.	Other Information	25
	Item 6.	Exhibits	26

SIGNATURES			27

EXHIBIT INDEX			28

PART I.                      FINANCIAL INFORMATION

Item 1.                 Financial Statements

CPI CORP.
Interim Condensed Consolidated Balance Sheets – Assets
thousands	July 21, 2007	February 3, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,641	$26,294
Restricted cash	-	1,000
Accounts receivable:
Trade	10,842	7,308
Other	523	489
Inventories	15,440	9,067
Prepaid expenses and other current assets	6,434	5,157
Deferred tax assets	5,134	5,756

Total current assets	81,014	55,071

Property and equipment:
Land	5,065	2,765
Buildings and improvements	34,235	26,485
Leasehold improvements	4,763	4,383
Photographic, sales and manufacturing equipment	156,298	123,518
Total	200,361	157,151
Less accumulated depreciation and amortization	139,464	130,458
Property and equipment, net	60,897	26,693

Other investments - supplemental retirement plan	3,551	3,588
Deferred tax assets	5,474	4,005
Goodwill, net of amortization of $1,359 at July 21, 2007 and
February 3, 2007, respectively	19,642	512
Intangible assets, net of amortization of $449 at July 21, 2007	43,562	-
Other assets	5,407	810

TOTAL ASSETS	$219,547	$90,679

See accompanying footnotes.

CPI CORP.
Interim Condensed Consolidated Balance Sheets – Liabilities and Stockholders’ Equity

thousands, except share and per share data	July 21, 2007	February 3, 2007
	(Unaudited)
LIABILITIES
Current liabilities:
Current maturities of long-term debt	$1,150	$8,333
Accounts payable	9,005	3,317
Accrued employment costs	14,829	12,770
Customer deposit liability	22,350	15,468
Income taxes payable	662	890
Sales taxes payable	2,988	2,564
Accrued advertising expenses	1,636	684
Accrued expenses and other liabilities	16,726	5,381

Total current liabilities	69,346	49,407

Long-term debt, less current maturities	110,862	7,747
Accrued pension plan obligations	14,168	14,367
Supplemental retirement plan obligations	3,481	3,472
Customer deposit liability	1,056	2,508
Other liabilities	12,048	2,862

Total liabilities	210,961	80,363

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized; no shares outstanding	-	-
Preferred stock, Series A, no par value, 200,000 shares authorized; no shares
outstanding	-	-
Common stock, $0.40 par value, 50,000,000 shares authorized; 17,005,728 and 16,975,343
shares outstanding at July 21, 2007 and February 3, 2007, respectively	6,802	6,790
Additional paid-in capital	26,313	25,510
Retained earnings	217,576	220,460
Accumulated other comprehensive loss	(8,690)	(9,387)
	242,001	243,373

Treasury stock - at cost, 10,628,204 and 10,618,090 shares at July 21, 2007 and
February 3, 2007, respectively	(233,415)	(233,057)

Total stockholders' equity	8,586	10,316

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$219,547	$90,679

See accompanying footnotes.

CPI CORP.
Interim Condensed Consolidated Statements of Operations
(Unaudited)

thousands, except share and per share data	12 Weeks Ended		24 Weeks Ended
	July 21, 2007	July 22, 2006	July 21, 2007	July 22, 2006

Net sales	$68,642	$56,345	$126,403	$116,014

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	7,776	5,806	12,673	11,375
Selling, general and administrative expenses	57,547	44,822	102,866	91,181
Depreciation and amortization	6,177	4,046	9,590	8,232
Other charges and impairments	1,261	143	1,290	534
	72,761	54,817	126,419	111,322

Earnings (loss) from operations	(4,119)	1,528	(16)	4,692

Interest expense	1,561	563	2,008	1,166
Interest income	410	74	716	131
Lease guarantee reserve reduction	-	-	-	300
Other income, net	56	27	8	67

Earnings (loss) before income tax expense (benefit)	(5,214)	1,066	(1,300)	4,024
Income tax expense (benefit)	(1,812)	426	(453)	1,540

NET EARNINGS (LOSS)	$(3,402)	$640	$(847)	$2,484

NET EARNINGS (LOSS) PER COMMON SHARE

Net earnings (loss) per share - diluted	$(0.53)	$0.10	$(0.13)	$0.39

Net earnings (loss) per share - basic	$(0.53)	$0.10	$(0.13)	$0.39

Dividends per share	$0.16	$0.16	$0.32	$0.32

Weighted average number of common and common equivalent
shares outstanding - diluted	6,386,115	6,368,778	6,374,780	6,373,607

Weighted average number of common and common equivalent
shares outstanding - basic	6,386,115	6,342,321	6,374,780	6,353,585

See accompanying footnotes.

CPI CORP.
Interim Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

Twenty-four weeks ended July 21, 2007

thousands, except share and per share data
	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock, at cost	Total

Balance at February 3, 2007	$6,790	$25,510	$220,460	$(9,387)	$(233,057)	$10,316

Net earnings (loss)	-	-	(847)	-	-	(847)
Total other comprehensive income, net of tax effect	-	-	-	697	-	697
Total comprehensive income	-	-	-	-	-	(150)
Surrender of employee shares to satisfy personal tax liabilities upon vesting	-	-	-	-	(547)	(547)
Issuance of common stock to employee benefit plans and restricted stock award (30,246 shares)	12	246	-	-	189	447
Stock-based compensation recognized	-	557	-	-	-	557
Dividends ($0.32 per common share)	-	-	(2,037)	-	-	(2,037)

Balance at July 21, 2007	$6,802	$26,313	$217,576	$(8,690)	$(233,415)	$8,586

See accompanying footnotes.

CPI CORP.
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

thousands	24 Weeks Ended
	July 21, 2007	July 22, 2006
Reconciliation of net earnings (loss) to cash flows provided by (used in)
operating activities:

Net earnings (loss)	$(847)	$2,484

Adjustments for items not (providing) requiring cash:
Depreciation and amortization	9,590	8,232
Stock-based compensation expense	557	371
Loss on disposition of property, plant and equipment	17	204
Loss on sale of assets held for sale	60	-
Deferred income tax provision	(389)	1,488
Pension, supplemental retirement plan and profit sharing expense	1,143	1,329
Lease guarantee reserve reduction	-	(300)
Other	249	264

Increase (decrease) in cash flow from operating assets and liabilities:
Receivables and inventories	(1,361)	2,081
Prepaid expenses and other current assets	(299)	472
Accounts payable	3,007	39
Contribution to pension plan	(771)	-
Supplemental retirement plan payments	(120)	(116)
Accrued expenses and other liabilities	(6,750)	(2,502)
Income taxes payable	(726)	716
Deferred revenues and related costs	4,589	(1,319)
Other	250	(393)

Cash flows provided by operating activities	$8,199	$13,050

See accompanying footnotes.

CPI CORP.
Interim Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

thousands	24 Weeks Ended
	July 21, 2007	July 22, 2006

Cash flows provided by operating activities	$ 8,199	$ 13,050

Cash flows (used in) provided by financing activities:
Repayment of long-term obligations	(16,666)	(4,167)
Proceeds from long-term borrowings	115,000	-
Release of restricted cash	1,000	-
Payment of debt issuance costs	(2,646)	-
Purchase of treasury stock	-	(32,539)
Surrender of employee shares to satisfy personal tax liability upon vesting	(547)	(89)
Excess tax benefits from stock-based compensation	-	73
Cash dividends	(2,037)	(2,018)
Stock option exercises	-	203
Other	-	(55)
Cash flows provided by (used in) financing activities	94,104	(38,592)

Cash flows (used in) provided by investing activities:
Acquisition of certain net assets of Portrait Corporation of America,
net of cash and cash equivalents acquired of $102 (excludes unpaid costs totaling $408)	(82,596)	-
Additions to property and equipment	(3,615)	(1,670)
Proceeds from sale of assets held for sale	65	-
Increase in assets held by Rabbi Trust	(88)	(83)
Proceeds from Rabbi Trust used for supplemental retirement plan payments	124	124
Cash flows used in investing activities	(86,110)	(1,629)

Effect of exchange rate changes on cash and cash equivalents	154	-

Net increase (decrease) in cash and cash equivalents	16,347	(27,171)

Cash and cash equivalents at beginning of period	26,294	34,269

Cash and cash equivalents at end of period	$ 42,641	$ 7,098

Supplemental cash flow information:
Interest paid	$ 1,567	$ 896
Income taxes paid	$ 828	$ 460

Supplemental non-cash financing activities:
Issuance of treasury stock under the Employee Profit Sharing Plan	$ 442	$ 440
Issuance of restricted stock to employees and directors	$ 1,644	$ 785
Executive retirement stock option modification	$ 6	$ 71

See accompanying footnotes.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 -	DESCRIPTION OF BUSINESS AND INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CPI Corp. (the “Company”) operates 3,107 professional portrait studios as of July 21, 2007 throughout the United States, Canada, Puerto Rico, Mexico and the United Kingdom principally under license agreements with Sears, Roebuck and Co. ("Sears") and Wal-Mart Stores, Inc. (“Wal-Mart”).  The Company also operates searsphotos.com, a vehicle for the Company’s customers to archive, share portraits via email and order additional portraits and products as well as pictureme.com, a vehicle to order portraits.

The Interim Condensed Consolidated Balance Sheet as of July 21, 2007, the related Interim Condensed Consolidated Statements of Operations for the 12 and 24 weeks ended July 21, 2007 and July 22, 2006, the Interim Condensed Consolidated Statement of Changes in Stockholders’ Equity for the 24 weeks ended July 21, 2007 and the Interim Condensed Consolidated Statements of Cash Flows for the 24 weeks ended July 21, 2007 and July 22, 2006, are unaudited.  The interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the CPI Corp. 2006 Annual Report on Form 10-K for its fiscal year ended February 3, 2007.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  The Statement permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value.  Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date.  SFAS No. 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value.  This statement is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the requirements of SFAS No. 159 and has not yet determined the impact, if any, on the financial statements.

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

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109,  “Accounting for Income Taxes.”  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The  Company adopted the provisions of FIN 48 effective February 4, 2007, which had no impact on the financial statements of the Company.

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

NOTE 3 -	BUSINESS ACQUISITION

On June 8, 2007, the Company completed its acquisition of substantially all of the assets (the “Assets”) of Portrait Corporation of America (“PCA”) and certain of its affiliates (collectively, the “Sellers”) and assumed certain liabilities of PCA (the “PCA Acquisition”). The PCA Acquisition was made pursuant to the Purchase and Sale Agreement (the “Purchase Agreement”) dated as of May 1, 2007 by and among the Sellers and the Company, as thereafter amended. The Assets were purchased in accordance with Sections 363 and 365 of the Bankruptcy Code. The Company paid $82.5 million in cash, assumed certain liabilities and replaced certain letters of credit outstanding under PCA’s credit facilities maintained in bankruptcy.  Additionally, fees related to the transaction totaled $644,000.  The Company financed the PCA Acquisition with bank borrowings and amended its existing credit facility in connection with the closing of the Transaction. See Note 7 for a description of this amendment.

The operations obtained from the PCA Acquisition are operating within CPI Corp. as the PictureMe division (“PictureMe”).  PictureMe is the sole operator of portrait studios in Wal-Mart stores and supercenters in the U.S., Canada and Mexico.  As of the current date, PictureMe operates 2,069 studios worldwide, including 1,703 in the U.S. and Puerto Rico, 254 in Canada, 107 in Mexico and 5 in the United Kingdom.  During its most recently completed fiscal year ended January 28, 2007, PCA photographed over 5.6 million customers and generated sales of  $291.8 million.

The PCA Acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations,” and, accordingly, the results have been included in the Company’s results of operations from the date of acquisition.  The purchase price was preliminarily allocated based on fair value of the specific tangible and intangible assets and liabilities at the time of the acquisition pursuant to a valuation.  The Company has not completed its assessment of the acquisition and until the assessment is complete, the allocation of the purchase price is subject to revision.  The excess of the purchase price over the fair value of assets acquired and liabilities assumed was recorded as goodwill.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at June 8, 2007 (in thousands):

Current assets	$9,585
Property and equipment	39,747
Goodwill	19,107
Intangibles (See Note 5)	44,011
Other assets	4,645

Total assets acquired	$117,095

Current liabilities assumed	(25,280)
Long-term liabilities assumed	(8,709)

Total allocated purchase price	$83,106

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

The following unaudited pro forma summary presents the Company’s revenue, net income, basic earnings per share and diluted earnings per share as if the PCA Acquisition had occurred on the first day of each period presented (in thousands, except per share data):

	Second Quarter		First Half
	2007	2006	2007	2006

Revenue	$90,935	$108,501	$209,185	$236,623

Net loss	$(10,989)	$(8,938)	$(15,493)	$(8,873)

Basic earnings (loss) per common share	$(1.72)	$(1.41)	$(2.43)	$(1.40)

Diluted earnings (loss) per common share	$(1.72)	$(1.41)	$(2.43)	$(1.40)

Pro forma adjustments have been made to reflect depreciation and amortization using estimated asset values recognized after applying purchase accounting adjustments.

This pro forma information is presented for informational purposes only and is not necessarily indicative of actual results had the acquisition been effected at the beginning of the respective periods presented, and is not necessarily indicative of future results.

NOTE 4 -	INVENTORIES

Inventories consist of:

thousands	July 21, 2007	February 3, 2007

Raw materials - paper and chemicals	$3,517	$4,086
Portraits in process	4,024	777
Finished portraits pending delivery	558	369
Frames and accessories	711	1,118
Studio supplies	4,189	2,083
Equipment repair parts and supplies	1,585	428
Other	856	206

Total	$15,440	$9,067

These balances are net of valuation reserves totaling $104,000 and $136,000 at July 21, 2007 and February 3, 2007, respectively.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

NOTE 5 -	GOODWILL AND INTANGIBLE ASSETS

In connection with the PCA Acquisition, the Company acquired goodwill. This asset was recorded in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”.    In accordance with SFAS No. 141, goodwill is not amortized and instead is periodically evaluated for impairment.  There were no impairment charges in the periods presented.  The following table summarizes the Company’s goodwill at July 21, 2007 (in thousands):

PCA acquisition	$19,107

Goodwill from prior acquisitions	1,872

Accumulated amortization	(1,359)

Translation	22

$19,642

Also, in connection with the PCA Acquisition, the Company acquired intangible assets related to the host agreement with Wal-Mart and the customer list. These assets were recorded in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. The host agreement with Wal-Mart and the customer list are being amortized over their useful lives of 21.5 years and eight years, respectively.  The following table summarizes the Company’s amortized intangible assets as of July 21, 2007 (in thousands):

		Accumulated	Net
	Gross Amount	Amortization	Balance

Acquired host agreement	$41,339	$(227)	$41,112
Acquired customer list	2,672	(222)	2,450
	$44,011	$(449)	$43,562

NOTE 6 -	OTHER ASSETS AND OTHER LIABILITIES

Included in both other assets and other liabilities is $5.0 million related to insurance claims that exceed the deductible of the Company and will be paid by the insurance carrier.  Since the Company is not released as primary obligor of the liability, it is included in both other assets as a receivable from the insurance company and in other liabilities as an insurance liability.

NOTE 7 -	BORROWINGS

In connection with the acquisition of assets of PCA, the Company entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”), among the Company, the financial institutions that are or may from time to time become parties thereto and LaSalle Bank National Association, as administrative agent and arranger for the lenders.

The Credit Agreement is a five-year term and revolving credit facility in an amount up to $155 million, consisting of a $115 million term loan and a $40 million revolving loan with a sub-facility for letters of credit in an amount not to exceed $25 million. The obligations of the Company under the Credit Agreement are secured by (i) a guaranty from certain material direct and indirect domestic subsidiaries of the Company, and (ii) a lien on substantially all of the assets of the Company and such subsidiaries.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

The revolving loans and letters of credit under the Credit Agreement bear interest, at the Company’s option, at either the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 1.75% to 2.50%, or an alternative base rate plus a spread ranging from 0.25% to 1.00%. The alternative base rate is the greater of the LaSalle Bank National Association prime rate or the Federal Funds rate plus 0.50% (the “Base Rate”). The term loan under the Credit Agreement bears interest, at the Company’s option, at either LIBOR plus a spread ranging from 2.25% to 2.75%, or the Base Rate plus a spread ranging from .75% to 1.25%. The Company is also required to pay a non-use fee of .25% to .50% per annum on the unused portion of the revolving loans and letter of credit fees of 1.75% to 2.50% per annum. The interest rate spread in the case of LIBOR and Base Rate loans and the payment of the non-use fees and the letter of credit fees is dependent on the Company’s leverage ratio. Upon the occurrence and during the continuance of a default, unless the required lenders otherwise consent, the interest on obligations under the Credit Agreement will increase by two percent (2%) per annum. Interest is payable quarterly in arrears or at the end of the applicable LIBOR periods. Unless sooner repaid in whole or part pursuant to the terms of the Credit Agreement, the outstanding principal balance of the term loan is to be repaid in quarterly installments of $287,500 beginning September 30, 2007 through the maturity date thereof.  The agreement also includes mandatory prepayments based on the Company’s levels of cash flow and certain transactions.  The mandatory prepayment based upon cash flow is calculated annually at the conclusion of the fiscal year and is equal to 75% of excess cash flow (as defined in the Credit Agreement).   If the Total Funded Debt to EBITDA (as defined in the Credit Agreement) is below 1.50 to 1.00 for any two consecutive fiscal years, such percentage is reduced to 25% of excess cash flow.

The Credit Agreement and other ancillary loan documents contain terms and provisions (including representations, covenants and conditions) customary for transactions of this type. The financial covenants include the maintenance of minimum EBITDA (as defined in the Credit Agreement), a total leverage ratio test (consolidated total debt to EBITDA) and an interest coverage test.  The Credit Agreement also contains customary events of default.

The proceeds of the term loan were used for working capital purposes and general business purposes, for acquisitions permitted under the Credit Agreement (including the acquisition of PCA (as defined in the Credit Agreement)), for capital expenditures (including retail store expansions and conversion to digital photography), to pay dividends and distributions on the Company’s capital securities to the extent permitted thereunder, and to make purchases or redemptions of the Company’s capital securities to the extent permitted thereunder.

NOTE 8 -	STOCK-BASED COMPENSATION PLANS

At July 21, 2007, the Company had various stock-based employee compensation plans, which are described more fully in Note 9 of the Notes to the Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K.  The Company accounts for those plans in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires companies to recognize the cost of awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant. The Company adopted SFAS 123R effective February 5, 2006 using the modified prospective method.  Since all stock options are vested, SFAS 123R applies to all outstanding options and restricted stock.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

There were no stock option grants, expirations, cancellations or exercises in the first half of 2007.  The following table summarizes information about stock options outstanding at July 21, 2007:

	Options Outstanding and Exercisable
		Weighted-Average
		Remaining Contractual	Weighted-Average
Range of Exercise Prices	Shares	Life (Years)	Exercise Price
$12.96	10,046	3.25	$12.96
$16.50 - $17.00	25,000	2.72	16.60

Total	35,046	2.88	15.56

Reserved for future grants at quarter-end	1,020,639
Exercisable	35,046

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

Changes in restricted stock are as follows:

The weighted average remaining vesting period of nonvested restricted stock as of July 21, 2007 is 8 months.

	24 Weeks Ended July 21, 2007
		Weighted-Average
	Shares	Grant-date Value
Nonvested stock, beginning of period	4,448	$17.99
Granted	30,385	54.10
Forfeited	(139)	54.00
Nonvested stock, end of period	34,694	49.47
Reserved for future grants at quarter-end	210,663

Stock-based compensation expense related to restricted stock		$557,152

NOTE 9 -	EMPLOYEE BENEFIT PLANS

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

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the components of net periodic benefit cost for the defined benefit plans:

thousands	12 Weeks Ended
	Pension Plan		Supplemental Retirement Plan
	July 21, 2007	July 22, 2006	July 21, 2007	July 22, 2006

Components of net periodic benefit costs:
Service cost	$75	$97	$18	$17
Interest cost	675	660	48	46
Expected return on plan assets	(679)	(647)	-	-
Amortization of prior service cost	10	10	7	7
Amortization of net (gain) loss	205	249	(8)	(5)

Net periodic benefit cost	$286	$369	$65	$65

thousands	24 Weeks Ended
	Pension Plan		Supplemental Retirement Plan
	July 21, 2007	July 22, 2006	July 21, 2007	July 22, 2006

Components of net periodic benefit costs:
Service cost	$150	$194	$36	$34
Interest cost	1,350	1,320	96	92
Expected return on plan assets	(1,358)	(1,294)	-	-
Amortization of prior service cost	20	20	14	14
Amortization of net (gain) loss	410	498	(16)	(10)

Net periodic benefit cost	$572	$738	$130	$130

The Company anticipates that it will contribute $5.1 million to its pension plan during fiscal 2007.  During the second quarter of 2007, $771,000 of this was paid into the plan.    Future contributions to the pension plan are dependent upon legislation, future changes in discount rates and the earnings performance of plan assets.

NOTE 10 -	INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48) on February 4, 2007.  As a result of the implementation of FIN 48,  there was no impact on the financial statements of the Company.  The following information required by FIN 48 is provided:

•
Unrecognized tax benefits were approximately $2.7 million at each of February 4, 2007 and July 21, 2007.  If these unrecognized tax benefits were recognized, approximately $2.7 million would impact the effective tax rate.  While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

•
The Company recognizes interest expense and penalties related to the above-unrecognized tax benefits within income tax expense.  Due to the nature of the unrecognized tax benefits, the Company had no accrued interest and penalties as of February 4, 2007 or July 21, 2007.

•
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, many states, Canadian jurisdictions and Mexican jurisdictions.  The Company is no longer subject to U.S. Federal income tax examination for the years prior to 2003.   Ongoing examinations by various state taxing authorities date back to February 7, 1998.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

NOTE 11 -	CONTINGENCIES

Standby Letters of Credit

As of July 21, 2007, the Company had outstanding standby letters of credit in the principal amount of $23.4 million primarily used in conjunction with the Company’s self-insurance programs.

Litigation

The Company is a defendant in various lawsuits.  It is the opinion of management that the ultimate liability, if any, resulting from such lawsuits, will not materially affect the consolidated financial position or results of operations of the Company.

Contingent Lease Obligations

As is more fully described in Note 13 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended February 3, 2007, in July 2001, the Company completed the sale of its Wall Décor segment, Prints Plus, which included the ongoing guarantee of certain operating real estate leases representing Prints Plus store locations. During the Company’s 2004 fourth quarter, Prints Plus filed a voluntary petition for relief in the United States Bankruptcy Court for the District of Massachusetts (the “Bankruptcy Court”) under Chapter 11 of the United States Bankruptcy Code.  As the total guarantee related to these leases decreased with the passage of time, the payment of rents by Prints Plus and the settlement by the Company of certain leases rejected in bankruptcy, the related liability was reduced by $300,000 during the first quarter of 2006 and $587,000 in the third quarter of 2006 to reflect management’s revised estimates of the remaining potential loss.  As of July 21, 2007, the maximum future obligation to the Company under its remaining operating lease guarantees is $1.0 million.

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide the reader of the financial statements with a narrative on the Company’s results of operations, financial position and liquidity, significant accounting policies and critical estimates, and the future impact of accounting standards that have been issued but are not yet effective.  Management’s Discussion and Analysis is presented in the following sections: Executive Overview; Results of Operations; Liquidity and Capital Resources; and Accounting Pronouncements and Policies.   Management’s Discussion and Analysis should be read in conjunction with the interim condensed consolidated financial statements and related notes thereto contained elsewhere in this document.

EXECUTIVE OVERVIEW

The Company’s Operations

CPI Corp. is a long-standing leader, based on sittings and related revenues, in the professional portrait photography of young children, individuals and families.  From a single studio opened by our predecessor company in 1942, we have grown to 3,107 studios throughout the United States, Canada, Puerto Rico, Mexico and the United Kingdom principally under license agreements with Sears and Wal-Mart.  The Company has provided professional portrait photography for Sears’ customers since 1959 and has been the only Sears portrait studio operator since 1986.

On June 8, 2007, the Company completed its acquisition of substantially all of the assets and assumed certain liabilities of PCA. The results of the PCA Acquisition operations have been included in the consolidated financial statements since that date.  As a result of the PCA Acquisition, CPI is the sole operator of portrait studios in Wal-Mart stores and supercenters in the U.S., Canada and Mexico.   During its most recently completed fiscal year ended January 28, 2007, PCA photographed over 5.6 million customers and generated sales of  $291.8 million.

As of the end of the second quarter in fiscal 2007 and 2006, the Company’s studio counts were:

	July 21, 2007	July 22, 2006
Within Sears or Sears Grand stores
United States and Puerto Rico	893	897
Canada	112	114

Within Wal-Mart stores
United States and Puerto Rico	1,703
Canada	254
Mexico	107
United Kingdom	5

Locations not within Sears or Wal-Mart stores	33	37

Total	3,107	1,048

RESULTS OF OPERATIONS

A summary of consolidated results of operations and key statistics follows:

thousands, except per share data	12 Weeks Ended		24 Weeks Ended
	July 21, 2007	July 22, 2006	July 21, 2007	July 22, 2006

Net sales	$68,642	$56,345	$126,403	$116,014

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	7,776	5,806	12,673	11,375
Cost of sales as a percentage of net sales	11.3%	10.3%	10.0%	9.8%
Gross margin as a percentage of net sales	88.7%	89.7%	90.0%	90.2%
Selling, general and administrative expenses	57,547	44,822	102,866	91,181
Selling, general and administrative expenses as a percentage of sales	83.8%	79.5%	81.4%	78.6%
Depreciation and amortization	6,177	4,046	9,590	8,232
Other charges and impairments	1,261	143	1,290	534
	72,761	54,817	126,419	111,322

Earnings (loss) from operations	(4,119)	1,528	(16)	4,692

Interest expense	1,561	563	2,008	1,166
Interest income	410	74	716	131
Lease guarantee reserve reduction	-	-	-	300
Other income, net	56	27	8	67

Earnings (loss) before income tax expense (benefit)	(5,214)	1,066	(1,300)	4,024
Income tax expense (benefit)	(1,812)	426	(453)	1,540

NET EARNINGS (LOSS)	$(3,402)	$640	$(847)	$2,484

Net earnings (loss) per share - diluted	$(0.53)	$0.10	$(0.13)	$0.39

Impact of the PCA Acquisition

The purchase price of the assets acquired in the PCA Acquisition was allocated based on fair value of the specific tangible and intangible assets acquired and liabilities assumed at the time of the acquisition pursuant to a valuation. The excess of the total purchase price over the value of the assets acquired and liabilities assumed at closing was allocated to goodwill, which is subject to annual impairment review. The purchase accounting adjustments that had a material impact on our financial position and results of operations include:

Deferred Revenue and Undelivered Receivables

Prior to the acquisition, the deferred revenue related to the PCA Acquisition was $10.0 million. The purchase accounting adjustment to reflect the deferred revenue balance at its fair value was $9.0 million, which resulted in a beginning deferred revenue balance related to the PCA Acquisition on June 8, 2007 of $964,000.  This adjustment has the effect of reducing revenue in periods subsequent to the acquisition for approximately one year. The deferred revenue adjustment resulted in lower total revenue of $8.1 million for the period of June 8, 2007 through July 21, 2007. The reduction in revenue in these periods results in reductions to gross profit, operating income and income before income taxes.

Depreciation

As a result of the purchase accounting associated with the PCA Acquisition, fixed assets were recorded at approximately $39.7 million. The initial annual depreciation for PCA assets will be approximately $10.4 million.

Amortization of Acquired Intangible Assets

As a result of the purchase accounting associated with the PCA Acquisition, $65.8 million was allocated to intangible assets related to the host agreement with Wal-Mart ($41.3 million), the customer list ($2.7 million) and goodwill ($19.1 million) pursuant to a valuation.   The host agreement with Wal-Mart and the customer list are being amortized over their useful lives.  This results in higher expense in depreciation and amortization expense for the amortization of intangible assets. The initial annual amortization will be approximately $3.4 million.

Acquisition Related Interest Expense

To fund the PCA Acquisition, we entered into the Second Amended and Restated Credit Agreement, which provides for a $115.0 million term loan and a $40.0 million revolving credit facility.  Outstanding long-term debt at the date of the PCA Acquisition increased from $16.7 million to $115.0 million.  This refinancing results in higher interest expense when compared to the Company’s historical financial statements.  Previous interest expense of PCA, however, was approximately $29.5 million per year so the interest expense of the combined entities decreased as a result of the acquisition.

12 weeks ended July 21, 2007 compared to 12 weeks ended July 22, 2006

The Company reported a net loss for the 12-week second quarter ended July 21, 2007 of $3.4 million or ($0.53) per diluted share compared to net income of $640,000 or $0.10 per diluted share for the comparable quarter of fiscal 2006.   For the Sears Portrait Studio division (“SPS”), net income for the 12-week second quarter ended July 21, 2007 was $3.0 million or $0.47 per diluted share compared to net income of $640,000 or $0.10 per diluted share for the comparable quarter of fiscal 2006.

Net sales totaled $68.6 million and $56.3 million in the second quarter of fiscal 2007 and 2006, respectively.

•
Net sales for the second quarter of 2007 increased $12.3 million or 21.8% to $68.6 million from the $56.3 million reported in the second quarter of 2006.   The inclusion of operations from the PCA Acquisition resulted in additional revenue of $15.5 million.  In accordance with purchase accounting guidance, PictureMe’s deferred revenue balance at the June 8, 2007 date of acquisition was reduced by a purchase accounting adjustment to record deferred revenue at its fair value in PictureMe’s beginning, post-acquisition balance sheet.  This purchase accounting adjustment has the effect of reducing revenue in periods subsequent to the acquisition for approximately one year.  The deferred revenue adjustment resulted in a lower net sales of $8.1 million and an increased pre-tax loss from operations of $3.4 million for the 2007 second quarter.

SPS net sales for the second quarter of 2007 decreased $3.2 million or 5.6% to $53.2 million from the $56.3 million reported in the second quarter of 2006.  This decrease resulted from a 9.4% decrease in customer sittings partially offset by a 4.8% increase in average sales per customer sitting.  The Company believes that the second quarter sittings decline is attributable to a range of factors, including industry sittings declines and competitive pressures.  Recent significant advancements in digital photographic technology have affected the industry in two important respects.  First, new professional photographic technology has encouraged a number of new digital entrants to enter and expand in the marketplace over the past several years.  Second, the continuing proliferation of amateur digital photography appears to be making customers more discerning and demanding and may be impacting overall portrait activity and visit frequency.  The second quarter increase in average sale per customer sitting resulted principally from increased add-on sales of digitally enhanced and specialty portraits, portraits on CD, bundled collections of popular products and services and on-site printing, among others, as well as a mix shift toward higher-spending customers.

Costs and expenses were $72.8 million in the second quarter of 2007, compared with $54.8 million in the comparable prior year period.

•
Cost of sales, excluding depreciation and amortization expense, was $7.8 million in the second quarter of 2007 compared with $5.8 million in the comparable prior year period.   Cost of sales, as a percentage of net sales was 11.3% in the second quarter of 2007, compared to 10.3% in the comparable quarter of 2006.  Correspondingly, gross margin rates were 88.7% and 89.7% in each of the second quarter of 2007 and 2006.  The inclusion of operations from the PCA Acquisition resulted in additional cost of sales of $3.2 million.  SPS cost of sales was $4.6 million in the second quarter of 2007 compared with $5.8 million in the comparable prior year period.   SPS cost of sales, as a percentage of net sales was 8.6% in the second quarter of 2007, compared to 10.3% in the comparable quarter of 2006.  Correspondingly, gross margin rates were 91.4% and 88.7% in the second quarter of 2007 and 2006, respectively.  The decrease in cost of sales resulted principally from lower overall production levels as a result of declines in sittings, additional gains in labor productivity resulting from the continuing refinement of digital manufacturing processes and an improved product mix.

•
Selling, general and administrative (“SG&A”) expenses were $57.5 million and $44.8 million for second quarter of 2007 and 2006, respectively.  As a percentage of sales, these expenses were 83.8% in 2007 and 79.5% in 2006.  The inclusion of operations from the PCA Acquisition resulted in additional SG&A of $16.7 million.  SPS SG&A expenses were $40.9 million or 76.9% of sales.  Selling, general and administrative expenses decreased primarily as a result of lower studio and corporate employment costs totaling $2.8 million and net other reductions totaling $1.1 million in various other cost categories reflecting the continued focus on adjusting the legacy cost structure to reflect the new operating environment.  Studio employment costs declined $1.6 million principally due to a focused initiative to improve labor scheduling and productivity.  Corporate employment declined $349,000 resulting principally from a flattening of the executive management ranks that took place in the third quarter of 2006.  Studio and corporate employment costs declined an additional $832,000 during the 2007 second quarter as a result of a change in the Company’s vacation policy announced in the first quarter of 2007.

•
Depreciation and amortization was $6.2 million in the second quarter of 2007, compared to $4.0 million in the comparable quarter of 2006.  An increase in depreciation of $2.7 million and amortization of intangibles totaling $449,000 resulted from the PCA Acquisition.  SPS depreciation decreased $969,000 due to reduced capital spending beginning in the fourth quarter of 2005 and continuing into the second quarter of 2007 following the significant digital investments made in 2004 and the first three quarters of 2005.

•
Other charges and impairments reflect costs incurred from strategic actions implemented by the Company to restructure its operations, costs that are unpredictable and atypical of the Company’s operations and additional charges due to asset impairments. In the second quarter of 2007 and 2006, the Company recognized $1.3 million and $143,000, respectively, in other charges and impairments.  Expense in 2007 primarily represents costs associated with the PCA Acquisition, which include severance costs of $635,000, cure costs related to contracts assumed of $483,000, travel costs of $82,000 and other expenses of $34,000.  The 2006-second quarter amounts relate principally to costs incurred in conjunction with the Company’s then underway review of strategic alternatives.

•
Interest expense was $1.6 million in the second quarter of 2007 compared to $563,000 in the comparable period of the prior year.  The increase in interest expense is primarily the result of higher average borrowings after the refinancing of the credit agreement as discussed in Note 7 as well as slightly higher interest rates and increased fees for letters of credit.

•
Interest income was $410,000 in the second quarter of 2007 compared to $74,000 in the second quarter of 2006.  This increase is primarily attributable to lower invested balances in 2006 as compared to 2007 due to the purchase of stock in the Dutch Auction self-tender offer for $32.5 million which was funded in early February 2006.

•
Income tax benefit was $1.8 million in the second quarter of 2007 as compared to expense of $426,000 in the second quarter of 2006.  The resulting effective tax rates were 34.7% in 2007 and 40.0% in 2006.  The decrease in the effective tax rate in 2007 is attributable to deductions available since the Company is no longer in a net operating loss position.

24 weeks ended July 21, 2007 compared to 24 weeks ended July 22, 2006

The Company reported a net loss for the 24-week first half of 2007 of $847,000, or ($0.13) per diluted share, compared to  $2.5 million of net income, or $0.39 per diluted share, for the comparable first half of fiscal 2006.  SPS net income for the 24-week first half ended July 21, 2007 was $5.6 million or $0.87 per diluted share compared to net income of $2.5 million or $0.39 per diluted share for the first half of fiscal 2006.

Net sales totaled $126.4 million and $116.0 million in the first half of fiscal 2007 and 2006, respectively.

•
Net sales for the first half of 2007 increased $10.4 million or 9.0% to $126.4 million from the $116.0 million reported in the first half of 2006.  The inclusion of operations from the PCA Acquisition resulted in additional revenue of $15.5 million.  In accordance with purchase accounting guidance, PM’s deferred revenue balance at the June 8, 2007 date of acquisition was reduced by a purchase accounting adjustment to record deferred revenue at its fair value in PictureMe’s beginning, post-acquisition balance sheet.  This purchase accounting adjustment has the effect of reducing revenue in periods subsequent to the acquisition for approximately one year.  The deferred revenue adjustment resulted in lower net sales of $8.1 million and an increased pre-tax loss from operations of $3.4 million for the 2007 second quarter.

SPS net sales for the first half of 2007 decreased $5.1 million or 4.4% to $111.0 million from the $116.0 million reported in the first half of 2006.  This decrease resulted from an 11.2% decrease in customer sittings partially offset by an 8.2% increase in average sales per customer sitting.  The Company believes that the first half sittings decline is attributable to a range of factors, including industry sittings declines and competitive pressures.  Recent significant advancements in digital photographic technology have affected the industry in two important respects.  First, new professional photographic technology has encouraged a number of new digital entrants to enter and expand in the marketplace over the past several years.  Second, the continuing proliferation of amateur digital photography appears to be making customers more discerning and demanding and may be impacting overall portrait activity and visit frequency.  The first half increase in average sale per customer sitting resulted principally from increased add-on sales of digitally enhanced and specialty portraits, portraits on CD, bundled collections of popular products and services and on-site printing, among others, as well as a mix shift toward higher-spending customers.

Costs and expenses were $126.4 million in the first half of 2007, compared with $111.3 million in the comparable prior year.

•
Cost of sales, excluding depreciation and amortization expense, was $12.7 million in the first half of 2007 compared with $11.4 million in the comparable prior year period.  Cost of sales as a percentage of net sales was 10.0% and 9.8% in the first half of 2007 and 2006, respectively.  Correspondingly, gross margin rates were 90.0% and 90.2% in the comparable periods.  The inclusion of operations from the PCA Acquisition resulted in additional cost of sales of $3.2 million.  SPS cost of sales was $9.5 million in the first half of 2007 compared with $11.4 million in the comparable prior year period.   SPS cost of sales, as a percentage of net sales was 8.5% in the first half of 2007, compared to 9.8% in the comparable period of 2006.  Correspondingly, SPS gross margin rates were 91.5% and 90.2% in the first half of 2007 and 2006, respectively.  The decrease in cost of sales resulted principally from lower overall production levels as a result of declines in sittings, additional gains in labor productivity resulting from the continuing refinement of digital manufacturing processes and an improved product mix.

•
Selling, general and administrative (“SG&A”) expenses were $102.9 million and $91.2 million for the first half of 2007 and 2006, respectively.  As a percentage of sales, these expenses were 81.4% in 2007 and 78.6% in 2006.  The inclusion of operations from the PCA Acquisition resulted in additional SG&A of $17.0 million.  SPS SG&A expenses were $86.2 million or 77.7% of sales.  Selling, general and administrative expenses decreased primarily as a result of lower studio and corporate employment costs totaling $4.5 million and net other reductions totaling $439,000 in various other cost categories reflecting the continued focus on adjusting the legacy cost structure to reflect the new operating environment.  Studio employment costs declined $2.5 million principally due to a focused initiative to improve labor scheduling and productivity.  Corporate employment declined $353,000 resulting principally from a flattening of the executive management ranks that took place in the third quarter of 2006.  Studio and corporate employment costs declined an additional $1.7 million during the 2007 second quarter as a result of a change in the Company’s vacation policy announced in the first quarter of 2007.

•
Depreciation and amortization was $9.6 million in the first half of 2007, compared to $8.2 million in the comparable half of 2006.  An increase in depreciation of $2.6 million and amortization of intangibles totaling $449,000 resulted from the PCA Acquisition.  SPS depreciation decreased $1.7 million due to reduced capital spending beginning in the fourth quarter of 2005 and continuing into the first half of 2007 following the significant digital investments made in 2004 and the first three quarters of 2005.

•
Other charges and impairments reflect costs incurred from strategic actions implemented by the Company to restructure its operations, costs that are unpredictable and atypical of the Company’s operations and additional charges due to asset impairments.  In the first half of 2007 and 2006, the Company recognized $1.3 million and $534,000, respectively, in other charges and impairments.  Expense in 2007 primarily represents costs associated with the PCA Acquisition, which include severance costs of $635,000, cure costs related to contracts assumed of $483,000, travel costs of $98,000 and other expenses of $34,000.  Charges in 2006 represents $179,000 of charges related to the write off of certain legacy equipment that will no longer be used in the business, $249,000 related to executive retirements and repositioning and $106,000 of consulting and legal services in connection with the then underway strategic alternative review.

•
Interest expense was $2.0 million in the first half of 2007 compared to $1.2 million in the comparable half of the prior year. The increase in interest expense is primarily the result of higher average borrowings after the refinancing of the credit agreement as discussed in Note 7 as well as slightly higher interest rates and increased fees for letters of credit.

•
Interest income was $716,000 in the first half of 2007 compared to $131,000 in the first half of 2006.  This increase is primarily attributable to lower invested balances in 2006 as compared to 2007 due to the purchase of stock in the Dutch Auction self-tender offer for $32.5 million which was funded in early February 2006.

•
The lease guarantee reserve reduction recorded in the first quarter of 2006 represents a partial reversal of reserves initially recorded in 2004 related to operating lease guarantees associated with the Company’s former Wall Décor segment, Prints Plus.  As the total guarantee related to these leases has decreased with the passage of time, the payment of rents by Prints Plus and the settlement by the Company of certain leases rejected in bankruptcy, the related liability has been reduced to reflect management’s revised estimate of remaining potential loss.  This reserve is more fully discussed in Note 11 in the accompanying Notes to Interim Condensed Consolidated Financial Statements.

•
Income tax benefit was $453,000 for the first half of 2007 compared to expense of $1.5 million in the first half of 2006.   The resulting effective tax rates were 34.8% in 2007 and 38.3% in 2006.  The decrease in the effective tax rate in 2007 is attributable to deductions available since the Company is no longer in a net operating loss position.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our cash flows for first half of 2007 and 2006:

thousands	24 Weeks Ended
	July 21, 2007	July 22, 2006
Net cash (used in) provided by:
Operating activities	$8,199	$13,050
Financing activities	94,104	(38,592)
Investing activities	(86,110)	(1,629)
Effect of exchange rate changes on cash	154	-

Net increase (decrease) in cash	$16,347	$(27,171)

Net Cash Provided By (Used In) Operating Activities

Net cash provided by operating activities was $8.2 million during the first half of 2007 compared to $13.0 million in the comparable period of 2006.  SPS operating cash flows decreased $951,000 in the first half of 2007 as compared to the first half of 2006.  Cash flows excluding the PCA Acquisition for the first half of 2007 decreased from the first half of 2006 levels primarily due to increased spending for advertising ($1.4 million), a lower level of tax refunds ($963,000), a contribution to the pension plan ($771,000), higher bonus payments ($446,000) and increased tax payments ($369,000). These increases were partially offset by the timing of payments related to changes in various balance sheet accounts totaling $3.0 million.

Net Cash Used In Financing Activities

Net cash used in financing activities was $94.1 million in the first half of 2007 compared to $38.6 million in the comparable prior year period.  The increase in cash provided by financing activities in the first half of 2007 relates primarily to increased long-term borrowings of $98.3 million and the Company’s purchase of 1,658,607 shares of stock and related costs totaling $32.5 million on February 8, 2006 in conjunction with the Company’s Dutch Auction self-tender offer, which did not recur in 2007.  This was partially offset by the payment of debt issuance costs of $2.6 million and the purchase of $547,000 of treasury stock in 2007 related to the surrender of shares by certain employees to satisfy personal tax liabilities in connection with the vesting of restricted stock.

In connection with the PCA Acquisition, the Company entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”), among the Company, the financial institutions that are or may from time to time become parties thereto and LaSalle Bank National Association, as administrative agent and arranger for the lenders.

The Credit Agreement is a five-year term and revolving credit facility in an amount up to $155 million, consisting of a $115 million term loan and a $40 million revolving loan with a sub-facility for letters of credit in an amount not to exceed $25 million. The obligations of the Company under the Credit Agreement are secured by (i) a guaranty from certain material direct and indirect domestic subsidiaries of the Company, and (ii) a lien on substantially all of the assets of the Company and such subsidiaries.

The revolving loans and letters of credit under the Credit Agreement bear interest, at the Company’s option, at either the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 1.75% to 2.50%, or an alternative base rate plus a spread ranging from 0.25% to 1.00%. The alternative base rate is the greater of the LaSalle Bank National Association prime rate or the Federal Funds rate plus 0.50% (the “Base Rate”). The term loan under the Credit Agreement bears interest, at the Company’s option, at either LIBOR plus a spread ranging from 2.25% to 2.75%, or the Base Rate plus a spread ranging from .75% to 1.25%. The Company is also required to pay a non-use fee of .25% to .50% per annum on the unused portion of the revolving loans and letter of credit fees of 1.75% to 2.50% per annum. The interest rate spread in the case of LIBOR and Base Rate loans and the payment of the non-use fees and the letter of credit fees is dependent on the Company’s leverage ratio. Upon the occurrence and during the continuance of a default, unless the required lenders otherwise consent, the interest on obligations under the Credit Agreement will increase by two percent (2%) per annum. Interest is payable quarterly in arrears or at the end of the applicable LIBOR periods. Unless sooner repaid in whole or part pursuant to the terms of the Credit Agreement, the outstanding principal balance of the term loan is to be repaid in quarterly installments of $287,500 beginning September 30, 2007 through the maturity date thereof.  The agreement also includes mandatory prepayments based on the Company’s levels of cash flow and certain transactions.  The mandatory prepayment based upon cash flow is calculated annually at the conclusion of the fiscal year and is equal to 75% of excess cash flow (as defined in the Credit Agreement).   If the Total Funded Debt to EBITDA (as defined in the Credit Agreement) is below 1.50 to 1.00 for any two consecutive fiscal years, such percentage is reduced to 25% of excess cash flow.

The Credit Agreement and other ancillary loan documents contain terms and provisions (including representations, covenants and conditions) customary for transactions of this type. The financial covenants include the maintenance of minimum EBITDA (as defined in the Credit Agreement), a total leverage ratio test (consolidated total debt to EBITDA) and an interest coverage test.  The Credit Agreement also contains customary events of default.

The proceeds of the term loan were used for working capital purposes and general business purposes, for acquisitions permitted under the Credit Agreement (including the acquisition of PCA (as defined in the Credit Agreement)), for capital expenditures (including retail store expansions and conversion to digital photography), to pay dividends and distributions on the Company’s capital securities to the extent permitted thereunder, and to make purchases or redemptions of the Company’s capital securities to the extent permitted thereunder.

At July 21, 2007, the Company had $115.0 million outstanding under the term loan portion of its existing Credit Agreement.  The Company was in compliance with all the covenants under its Credit Agreement as of July 21, 2007.

Net Cash Used In Investing Activities

Net cash used in investing activities was $86.1 million during the first half of 2007 as compared to $1.6 million during the first half of 2006.  This was primarily attributable to the PCA Acquisition and related costs in the second quarter of 2007 totaling $82.6 million as well as the timing of capital expenditures in the first half of 2007 as compared to the first half of 2006.

Off-Balance Sheet Arrangements

Other than stand-by letters of credit to support various self-insurance programs and the ongoing guarantee of certain operating real estate leases of Prints Plus, both of which are more fully discussed in the following Contingencies section, the Company has no additional off-balance sheet arrangements.

Contingencies

The Company uses stand-by letters of credit to support its various self-insurance programs.  As of July 21, 2007, the Company had stand-by letters of credit outstanding in the principal amount of $23.4 million.

As is more fully described in Note 13 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended February 3, 2007, in July 2001, the Company completed the sale of its Wall Décor segment, Prints Plus, which included the ongoing guarantee of certain operating real estate leases representing Prints Plus store locations. During the Company’s 2004 fourth quarter, Prints Plus filed a voluntary petition for relief in the United States Bankruptcy Court for the District of Massachusetts under Chapter 11 of the United States Bankruptcy Code.  As the total guarantee related to these leases decreased with the passage of time, the payment of rents by Prints Plus and the settlement by the Company of certain leases rejected in bankruptcy, the related liability was reduced by $300,000 during the first quarter of 2006 and $587,000 in the third quarter of 2006 to reflect management’s revised estimates of the remaining potential loss.  As of July 21, 2007, the maximum future obligation to the Company under its remaining operating lease guarantees is $1.0 million.

Liquidity

Cash flows from operations, cash and cash equivalents and the seasonal borrowing capacity under the revolving portion of the Company’s Credit Agreement, represent expected sources of funds in 2007 to meet our obligations and commitments, including debt service, annual dividends to shareholders, planned capital expenditures which are estimated to be $16.5 million in fiscal 2007 and normal operating needs.   Capital expenditures in 2007 include estimates of capital required during the year for the PictureMe integration, principally for the digital conversion, of approximately $15 million.

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

Application of Critical Accounting Policies

The Company’s significant accounting policies are discussed in the Notes to the Consolidated Financial Statements that are included in the Company’s 2006 Annual Report on Form 10-K that is filed with the Securities and Exchange Commission.  In most cases, the accounting policies utilized by the Company are the only ones permissible under Generally Accepted Accounting Principles for businesses in our industry.  However, the application of certain of these policies requires significant judgments or a complex estimation process that can affect the results of operations and financial position of the Company, as well as the related footnote disclosures.  The Company bases its estimates on historical experience and other assumptions that it believes are reasonable.  If actual amounts are ultimately different from previous estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known.  The accounting policies and estimates that can have a significant impact on the operating results, financial position and footnote disclosures of the Company are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2006 Annual Report on Form 10-K and below.

Business Combinations

In accordance with SFAS No. 141, “Business Combinations,” we allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Valuations are performed to assist in determining the fair values of assets acquired and liabilities assumed, which requires management to make significant estimates and assumptions, especially with respect to intangible assets. Management makes estimates of fair value based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from portrait sales, anticipated customer inertia, the acquired company's brand awareness and market position, the expected useful economic life of underlying agreements, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company's product portfolio, and discount rates.

In connection with the PCA Acquisition, a valuation was prepared to determine fair values for the allocation of the purchase prices. Although the valuation has been completed, the purchase price allocation may change for up to one year subsequent to the acquisition date due to customary adjustments based on the final determination of certain assets and liabilities that existed at the time of the acquisition. These adjustments are not expected to be material to our consolidated financial statements.

Recoverability of Goodwill, Acquired Intangible Assets and Long-Lived Assets

We account for goodwill under SFAS No. 142, "Goodwill and Other Intangible Assets," which requires us to review goodwill for impairment on an annual basis, and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment, while the second phase, if necessary, measures the impairment. We perform our annual impairment test at the end of our second quarter, or more frequently if circumstances indicate the potential for impairment which requires management to rely on a number of factors, including operating results, business plans and anticipated future cash flows. We have had no impairments of goodwill.

We review our long-lived assets and intangible assets with definite useful lives under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which requires us to review for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used and intangible assets with definite useful lives is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed are reported at the lower of the carrying amount or fair value, less cost to sell. There were no impairment charges in the periods presented.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The statements contained in this report, and in particular in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995, and involve risks and uncertainties.  Management wishes to caution the reader that these forward-looking statements, such as the Company’s outlook for portrait studios, future cash requirements, compliance with debt covenants, valuation allowances, reserves for charges and impairments and capital expenditures, are only predictions or expectations; actual events or results may differ materially as a result of risks facing the Company.  Such risks include, but are not limited to: the Company’s dependence on Sears and Wal-Mart, the approval of our business practices and operations by Sears and Wal-Mart, the termination, breach or increase of the Company’s expenses by Sears or Wal-Mart under our license agreements, customer demand for the Company’s products and services, manufacturing interruptions, dependence on certain suppliers, competition, dependence on key personnel, fluctuations in operating results, a significant increase in piracy of the Company’s photographs, widespread equipment failure, compliance with debt covenants, increased debt level due to the acquisition of Portrait Corporation of America, Inc. (“PCA”), the ability to successfully integrate the PCA Acquisition, implementation of marketing and operating strategies and other risks as may be described in the Company’s filings with the Securities and Exchange Commission, including its Form 10-K for the year ended February 3, 2007.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” included in the Company’s 2006 Annual Report on Form 10-K that is filed with the Securities and Exchange Commission.  The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign exchange rates and are minimal.  At July 21, 2007, the Company’s debt obligations have floating interest rates.  The impact of a 1% change in interest rates affecting the Company’s debt would increase or decrease interest expense by approximately $1.2 million.  The Company’s exposure to changes in foreign exchange rates relative to the Canadian operations is minimal, as Canadian operations constitute only 8.5% of the Company’s total assets and 8.7% of the Company’s total sales as of and for the twenty-four weeks ended July 21, 2007.  The Company’s exposure to changes in foreign exchange rates relative to the Mexican operations is minimal, as Mexican operations constitute less than 1% of the Company’s total assets and 1.1% of the Company’s total sales as of and for the twenty-four weeks ended July 21, 2007.  The Company’s exposure to changes in foreign exchange rates relative to the UK operations is minimal, as UK operations constitute less than 1% of the Company’s total assets and less than 1% of the Company’s total sales as of and for the twenty-four weeks ended July 21, 2007.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 21, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                      OTHER INFORMATION

Item 1A.                 Risk Factors

We wish to caution readers that in addition to the risk factors described  in the Company’s Annual Report on Form 10-K for the year ended February 3, 2007, the following important factor, among others, could affect the Company’s actual results and could cause the Company’s actual consolidated results during fiscal 2007 and beyond, to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

The Company may not be able to realize the anticipated benefits from the acquisition of the PictureMe division.

Achieving the anticipated benefits of the acquisition of the PictureMe division depends on the timely, efficient and successful execution of a number of events, including integrating the PictureMe business into the Company. Factors that could affect the Company’s ability to achieve these benefits include:

•	Difficulties in integrating and managing personnel, financial reporting and other systems used by the PictureMe business into the Company;
•	The failure of the PictureMe business to perform in accordance with the Company’s expectations;
•	Any future goodwill impairment charges that the Company may incur with respect to the assets of PictureMe;
•	Failure to achieve anticipated synergies between the Company’s business units and the business units of PictureMe; and
•	The inability to maintain Wal-Mart as a host.

If the PictureMe business does not operate as anticipated, it could materially harm the Company’s business, financial condition and results of operations.  The integregation of PictureMe will place significant demands on administrative, operational and financial resources, and there is no assurance that the Company will be able to successfully integrate the PictureMe business.  Failure to successfully integrate PictureMe with CPI, and to successfully manage the challenges presented by the integration process, may prevent the Company from achieving the anticipated benefits of the acquisition and could have a material adverse effect on the business.

After the completion of the PCA Acquisition, CPI has significantly higher amounts of debt which require significant interest and principal payments. The level of debt and the limitations imposed by these debt agreements could adversely affect operating flexibility and put the Company at a competitive disadvantage. The Company’s debt level may adversely affect future performance.  The ability to make scheduled payments of principal of, to pay interest on, or to refinance indebtedness and to satisfy other debt and lease obligations will depend upon future operating performance, which may be affected by factors beyond the Company’s control. In addition, there can be no assurance that future borrowings or equity financing will be available to the Company on favorable terms or at all for the payment or refinancing of indebtedness. If the Company is unable to service indebtedness, the business, financial condition and results of operations would be materially adversely affected.

Item 4.    Submission of Matters to a Vote of Security Holders

The 2007 Annual Meeting of Stockholders was held in St. Louis, Missouri on Thursday, August 23, 2007.  The following items were voted on and the results are listed below:

1.           The following individuals were re-elected to the Company’s Board of Directors:

Name	Shares For	Shares Withheld

James J. Abel	4,855,368	329,956
Michael S. Koeneke	4,855,686	329,638
David M. Meyer	4,855,365	329,959
Mark R. Mitchell	4,855,589	329,735
John Turner White IV	4,855,589	329,735

2.	The Board of Directors’ appointment of KPMG LLP to audit the Company’s financial statements for the 2007 fiscal year:

For	Against	Abstain
5,183,776	407	1,140

Item 5.                 Other Information

On June 8, 2007, we acquired the operating assets of Portrait Corporation of America (“PCA”), the sole operator of portrait studios in Wal-Mart stores and supercenters in the U.S., Canada and Mexico.  As part of the transaction, we assumed certain preexisting license agreements between PCA and Wal-Mart.  These license agreements are summarized below.

United States

On June 8, 2007, the Company assumed the Master Lease Agreement with Wal-Mart Louisiana, LLC and Wal-Mart Stores Texas, LP, (the “U.S. Lease Agreement”).   A copy of the U.S. Lease Agreement was filed as Exhibit 10.59 to this Form 10-Q and this summary of the U.S. Lease Agreement is qualified in its entirety to such exhibit.

The U.S. Lease Agreement, negotiated by PCA and Wal-Mart during PCA’s bankruptcy proceedings, became effective February 1, 2007 and requires us to pay a rental fee to Wal-Mart based upon a percentage of gross sales of our studios operating in Wal-Mart’s U.S. stores.  The agreement has an initial term of three years but automatically extends for an additional two years for each studio from which Wal-Mart receives rental fees for the period July 1, 2008 through June 30, 2009 at a minimum specified rate per square foot.  For each studio for which Wal-Mart receives less than the specified rate per square foot, the Company and Wal-Mart may mutually agree to extend the individual studio license for an additional two years by written agreement.

The assumed agreement also contains a provision calling for the closure of five hundred PictureMe studios (the rebranded name of the former PCA Wal-Mart studios) every fiscal year in which our PictureMe comparable studio sales are both negative and more than 50 basis points below Wal-Mart’s comparable U.S. store sales.  After the first fiscal year the PictureMe studios achieve positive comparable studio sales, this provision is no longer applicable.

Canada.

Our relationship with Wal-Mart Canada Corp. is governed by an amended and restated licence agreement effective January 1, 2006.  We are required to pay Wal-Mart Canada a licence fee based on a percentage of the gross sales of our portrait studios operated in Wal-Mart’s Canadian stores.  The agreement has a five-year term, and Wal-Mart Canada has an option to renew for two renewal periods of two years.  Studios that were in operation on the effective date of this agreement are subject to a licence schedule, which specifies expiration dates for those specific studios.  Based on this licence schedule, our Canadian studios licences expire as follows:  47 in 2007, 92 in 2008, 65 in 2009, 23 in 2010, 18 in 2011 and 9 in 2012.  We believe the licences expiring in 2007 will be renewed for additional two-year terms, but such renewals are not assured.  As of July 21, 2007, we operate 254 studios under the agreement with Wal-Mart Canada.

Mexico

Within Mexico, our relationship with Nueva Wal-Mart De Mexico, S de R.L. de C.V. ("Nueva Wal-Mart De Mexico") is  governed by an agreement dated as of  June 1, 2002 for the first 44 studios. New agreements, with the same terms, are entered into as additional studios are added in Mexico. The agreements run for an undefined period of time.  Neither party may terminate an agreement for a studio during the studio's first year of operation;  thereafter, either party may terminate the agreement with respect to a  studio by giving the other party written notice 30 days prior to the  termination date. Under these agreements, Nueva Wal-Mart De Mexico is  compensated based upon a percentage of our total net sales in all Wal-Mart studios in Mexico. As of July 21, 2007, we operated in 107 Nueva Wal-Mart De Mexico permanent studios.

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

Dated: August 29, 2007

By:	/s/ Dale Heins
Dale Heins
Vice President, Corporate Controller (Principal Accounting Officer)

Dated: August 29, 2007

CPI CORP.
E-1
EXHIBIT INDEX

3.2	Amended and Restated By-laws of the Company, incorporated by reference to CPI Corp.’s Form 8-K, Exhibit 3.2, filed June 5, 2007.

2.1
Purchase and Sale Agreement dated as of May 1, 2007, by and among Portrait Corporation of America, PCA LLC, American Studios, Inc., PCA Photo Corporation of Canada, PCA National LLC, PCA Finance Corp. Inc., Photo Corporation of America, Inc. (each, a “Seller”) and CPI Corp., incorporated by reference to CPI Corp.’s Form 8-K, Exhibit 2.1, filed May 3, 2007.

2.2
Amendment No. 1 to the Purchase and Sale Agreement dated as of May 1, 2007, by and among Portrait Corporation of America, PCA LLC, American Studios, Inc., PCA Photo Corporation of Canada, PCA National LLC, PCA Finance Corp. Inc., Photo Corporation of America, Inc. (each, a “Seller”) and CPI Corp, such amendment effective as of May 21, 2007, incorporated by reference to CPI Corp.’s Form 8-K, Exhibit 2.1, filed May 25, 2007.

2.3
Amendment No. 2 to the Purchase and Sale Agreement, such amendment dated as of June 8, 2007, by and among Portrait Corporation of America, PCA LLC, American Studios, Inc., PCA Photo Corporation of Canada, PCA National LLC, PCA Finance Corp. Inc., Photo Corporation of America, Inc. and CPI Corp., incorporated herein by reference to  CPI Corp.’s Form 8-K, Exhibit 2.3, filed  June 24, 2007.

10.58
Second Amended and Restated Credit Agreement dated as of June 8, 2007 among the Company, the financial institutions that are or may from time to time become parties thereto and LaSalle Bank National Association, as administrative agent and arranger for the lenders, incorporated herein by reference to CPI Corp.’s Form 8-K, Exhibit 10.1, filed June 14, 2007.

10.59*	Master Lease Agreement between Wal-Mart Stores East, LP, Wal-Mart Stores, Inc., Wal-Mart Louisiana, LLC, Wal-Mart Stores Texas, LP and Portrait Corporation of America, Inc., effective June 8, 2007.

11.1	Computation of Per Share Earnings (Loss) – Diluted – for the 12 and 24 weeks ended July 21, 2007 and July 22, 2006.

11.2	Computation of Per Share Earnings (Loss) – Basic – for the 12 and 24 weeks ended July 21, 2007 and July 22, 2006.

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934 by the Chief Executive Officer.

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934 by the Chief Financial Officer.

32.0	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and the Chief Financial Officer.

         *    Confidential treatment requested for portions of this document.  Material omitted has been filed separately with the
            Securities and  Exchange Commission.