Form 10-Q
period 2007-11-10
CPI CORP
filed 2007-12-21
CIK 25354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 10, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number 1-10204

CPI Corp.
(Exact name of registrant as specified in its charter)

Delaware	43-1256674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1706 Washington Ave., St. Louis, Missouri	63103
(Address of principal executive offices)	(Zip Code)

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

As of December 17, 2007, the Registrant had 6,408,745 common shares outstanding.

CPI CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
16 and 40 Weeks ended November 10, 2007

			Page

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Interim Condensed Consolidated Balance Sheets
		November 10, 2007 (Unaudited) and February 3, 2007	1

		Interim Condensed Consolidated Statements of Operations (Unaudited)
		16 and 40 Weeks Ended November 10, 2007 and November 11, 2006	3

		Interim Condensed Consolidated Statements of Changes in Stockholders'
		Equity (Unaudited) 40 Weeks Ended November 10, 2007	4

		Interim Condensed Consolidated Statements of Cash Flows (Unaudited)
		40 Weeks Ended November 10, 2007 and November 11, 2006	5

		Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	7

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results
		of Operations	15

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

	Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

	Item 1A.	Risk Factors	26
	Item 5.	Other Information	26
	Item 6.	Exhibits	27

SIGNATURES			28

EXHIBIT INDEX			29

PART I.                      FINANCIAL INFORMATION

Item 1.                 Financial Statements
CPI CORP.
Interim Condensed Consolidated Balance Sheets – Assets

thousands	November 10, 2007	February 3, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,030	$26,294
Restricted cash	-	1,000
Accounts receivable:
Trade	13,584	7,308
Other	1,052	489
Inventories	17,749	9,067
Prepaid expenses and other current assets	12,702	5,157
Refundable income taxes	983	-
Deferred tax assets	9,213	5,756

Total current assets	91,313	55,071

Property and equipment:
Land	5,065	2,765
Buildings and improvements	34,406	26,485
Leasehold improvements	5,469	4,383
Photographic, sales and manufacturing equipment	162,389	123,518
Property held under capital lease	1,062	-
Total	208,391	157,151
Less accumulated depreciation and amortization	150,518	130,458
Property and equipment, net	57,873	26,693

Other investments - supplemental retirement plan	3,519	3,588
Deferred tax assets	8,377	4,005
Goodwill, net of amortization of $1,359 at November 10, 2007 and February 3, 2007, respectively	23,420	512
Intangible assets, net of amortization of $1.5 million at November 10, 2007	41,949	-
Other assets	5,986	810

TOTAL ASSETS	$232,437	$90,679

See accompanying footnotes.

CPI CORP.
Interim Condensed Consolidated Balance Sheets – Liabilities and Stockholders’ Equity

thousands, except share and per share data	November 10, 2007	February 3, 2007
	(Unaudited)
LIABILITIES
Current liabilities:
Current maturities of long-term debt	$2,212	$8,333
Accounts payable	10,221	3,317
Accrued employment costs	21,375	12,770
Customer deposit liability	30,783	15,468
Income taxes payable	-	890
Sales taxes payable	5,881	2,564
Accrued advertising expenses	4,414	684
Accrued expenses and other liabilities	17,655	5,381

Total current liabilities	92,541	49,407

Long-term debt, less current maturities	110,739	7,747
Accrued pension plan obligations	11,812	14,367
Supplemental retirement plan obligations	3,484	3,472
Customer deposit liability	343	2,508
Other liabilities	13,492	2,862

Total liabilities	232,411	80,363

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized; no shares outstanding	-	-
Preferred stock, Series A, no par value, 200,000 shares authorized; no shares outstanding	-	-
Common stock, $0.40 par value, 50,000,000 shares authorized; 17,028,454 and 16,975,343 shares outstanding at November 10, 2007 and February 3, 2007, respectively	6,811	6,790
Additional paid-in capital	27,337	25,510
Retained earnings	205,319	220,460
Accumulated other comprehensive loss	(6,026)	(9,387)
	233,441	243,373

Treasury stock - at cost, 10,628,204 and 10,618,090 shares at November 10, 2007 and February 3, 2007, respectively	(233,415)	(233,057)

Total stockholders' equity	26	10,316

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$232,437	$90,679

See accompanying footnotes.

CPI CORP.
Interim Condensed Consolidated Statements of Operations
(Unaudited)

thousands, except share and per share data	16 Weeks Ended		40 Weeks Ended
	November 10, 2007	November 11, 2006	November 10, 2007	November 11, 2006

Net sales	$135,391	$77,050	$261,256	$193,064

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	15,072	7,841	27,719	19,216
Selling, general and administrative expenses	120,787	65,130	224,654	156,311
Depreciation and amortization	10,079	5,085	19,669	13,318
Other charges and impairments	1,937	678	3,228	1,212
	147,875	78,734	275,270	190,057

Earnings (loss) from operations	(12,484)	(1,684)	(14,014)	3,007

Interest expense	3,365	701	5,374	1,867
Interest income	537	128	1,254	260
Lease guarantee reserve reduction	-	587	-	887
Other income, net	43	25	48	92

Earnings (loss) before income tax expense (benefit)	(15,269)	(1,645)	(18,086)	2,379
Income tax expense (benefit)	(5,311)	(694)	(6,290)	846

Net earnings (loss) from continuing operations	(9,958)	(951)	(11,796)	1,533

Net loss from discontinued operations	(117)	-	(287)	-

NET EARNINGS (LOSS)	$(10,075)	$(951)	$(12,083)	$1,533

NET EARNINGS (LOSS) PER COMMON SHARE

Net earnings (loss) per share from continuing operations - diluted	$(1.55)	$(0.15)	$(1.85)	$0.24
Net loss per share from discontinued operations - diluted	(0.02)	-	(0.04)	-
Net earnings (loss) per share - diluted	$(1.57)	$(0.15)	$(1.89)	$0.24

Net earnings (loss) per share from continuing operations - basic	$(1.55)	$(0.15)	$(1.85)	$0.24
Net loss per share from discontinued operations - basic	(0.02)	-	(0.04)	-
Net earnings (loss) per share - basic	$(1.57)	$(0.15)	$(1.89)	$0.24

Dividends per share	$0.16	$0.16	$0.48	$0.48

Weighted average number of common and common equivalent shares outstanding - diluted	6,401,943	6,350,887	6,385,645	6,373,883

Weighted average number of common and common equivalent shares outstanding - basic	6,401,943	6,350,887	6,385,645	6,352,506

See accompanying footnotes.

CPI CORP.
Interim Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

Forty weeks ended November 10, 2007

				Accumulated
		Additional		other	Treasury
	Common	paid-in	Retained	comprehensive	stock,
thousands, except share and per share data	Stock	capital	earnings	loss	at cost	Total

Balance at February 3, 2007	$6,790	$25,510	$220,460	$(9,387)	$(233,057)	$10,316

Net loss	-	-	(12,083)	-	-	(12,083)
Total other comprehensive income, net of tax effect	-	-	-	3,361	-	3,361
Total comprehensive loss	-	-	-	-	-	(8,722)
Surrender of employee shares to satisfy personal tax
liabilities upon vesting of formerly restricted shares	-	-	-	-	(547)	(547)
Issuance of common stock to employee benefit plans and
restricted stock awards (53,111 shares)	21	237	-	-	189	447
Stock-based compensation recognized	-	1,590	-	-	-	1,590
Dividends ($0.48 per common share)	-	-	(3,058)	-	-	(3,058)

Balance at November 10, 2007	$6,811	$27,337	$205,319	$(6,026)	$(233,415)	$26

See accompanying footnotes.

CPI CORP.
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

thousands	40 Weeks Ended
	November 10, 2007	November 11, 2006
Reconciliation of net earnings (loss) to cash flows provided by (used in) operating activities:

Net earnings (loss)	$(12,083)	$1,533

Adjustments for items not (providing) requiring cash:
Depreciation and amortization	19,669	13,318
Stock-based compensation expense	1,590	591
Loss on disposition of property, plant and equipment	79	204
Loss on assets held for resale	60	-
Loss from discontinued operations	287	-
Deferred income tax provision	(5,503)	877
Pension, supplemental retirement plan and profit sharing expense	1,611	1,907
Lease guarantee reserve reduction	-	(887)
Other	458	378

Increase (decrease) in cash flow from operating assets and liabilities:
Receivables and inventories	(6,601)	(7,933)
Prepaid expenses and other current assets	(4,471)	(4,172)
Accounts payable	4,224	4,478
Contribution to pension plan	(3,508)	-
Supplemental retirement plan payments	(203)	(212)
Accrued expenses and other liabilities	6,377	672
Income taxes payable	(2,370)	96
Deferred revenues and related costs	10,170	2,583
Other	1,802	(320)

Cash flows provided by operations	11,588	13,113
Cash flows from discontinued operations	(313)	-
Cash flows used in operating activities	$11,275	$13,113

See accompanying footnotes.

CPI CORP.
Interim Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)
thousands	40 Weeks Ended
	November 10, 2007	November 11, 2006

Cash flows provided by operating activities	$11,275	$13,113

Cash flows (used in) provided by financing activities:
Repayment of long-term obligations	(16,954)	(4,167)
Proceeds from long-term borrowings	116,061	-
Release of restricted cash	1,000	-
Payment of debt issuance costs	(2,690)	-
Purchase of treasury stock	-	(32,539)
Surrender of employee shares to satisfy personal tax liability upon vesting	(547)	(89)
Excess tax benefits from stock-based compensation	-	338
Cash dividends	(3,058)	(3,034)
Stock option exercises	-	531
Other	-	(54)
Cash flows provided by (used in) financing activities	93,812	(39,014)

Cash flows (used in) provided by investing activities:
Acquisition of certain net assets of Portrait Corporation of America, net of cash and cash equivalents acquired of $97 (excludes unpaid costs totaling $138)	(83,284)	-
Additions to property and equipment	(12,504)	(2,625)
Proceeds from sale of assets held for sale	65	19
Increase in assets held by Rabbi Trust	(144)	(131)
Proceeds from Rabbi Trust used for supplemental retirement plan payments	213	221
Cash flows used in investing activities	(95,654)	(2,516)

Effect of exchange rate changes on cash and cash equivalents	303	-

Net increase (decrease) in cash and cash equivalents	9,736	(28,417)

Cash and cash equivalents at beginning of period	26,294	34,269

Cash and cash equivalents at end of period	$36,030	$5,852

Supplemental cash flow information:
Interest paid	$3,624	$1,655
Income taxes paid	$2,092	$997

Supplemental non-cash financing activities:
Issuance of treasury stock under the Employee Profit Sharing Plan	$442	$440
Issuance of restricted stock to employees and directors	$2,683	$785
Executive retirement stock option modification	$6	$71

See accompanying footnotes.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 -	DESCRIPTION OF BUSINESS AND INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CPI Corp. (the “Company”) operates 3,100 professional portrait studios as of November 10, 2007 throughout the United States, Canada, Puerto Rico and Mexico principally under license agreements with Sears, Roebuck and Co. ("Sears") and Wal-Mart Stores, Inc. (“Wal-Mart”).  The Company also operates searsphotos.com, a vehicle for the Company’s customers to archive, share portraits via email and order additional portraits and products.

The Interim Condensed Consolidated Balance Sheet as of November 10, 2007, the related Interim Condensed Consolidated Statements of Operations for the 16 and 40 weeks ended November 10, 2007 and November 11, 2006, the Interim Condensed Consolidated Statement of Changes in Stockholders’ Equity for the 40 weeks ended November 10, 2007 and the Interim Condensed Consolidated Statements of Cash Flows for the 40 weeks ended November 10, 2007 and November 11, 2006, are unaudited.  The interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the CPI Corp. 2006 Annual Report on Form 10-K for its fiscal year ended February 3, 2007.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

Certain reclassifications have been made to the 2006 financial statements to conform with the current year presentation.

NOTE 2 -	CORRECTION TO PRIOR PERIODS

In connection with the acquisition of the assets of PCA on June 8, 2007 during the Comapny's second fiscal quarter which ended July 21, 2007, the Company had not conformed certain of the accounting methods of the acquired entity to those of the Company.  This process was completed during the Company's third fiscal quarter and, as a result, the Company determined that it had incorrectly reported deferred revenue and related costs in the financial statements for the twelve and twenty-four weeks ended July 21, 2007.  The error resulted in the understatement of loss before taxes of $1.8 million and an understatement of net loss of $1.2 million.   Total operating cash flows in the statements of cash flows for July 21, 2007 are correct, but the changes will result in adjustments to certain line items.  In addition, the Company has identified an adjustment to be recorded to accumulated other comprehensive income of $550,000 as of July 21, 2007 to give effect to an adjustment to increase currency translation and decrease deferred tax assets.  The adjustment has no effect on net income.  The restatement is not expected to have an impact on cash flows from investing activities or financing activities.  The impact of these errors in the 2007 second quarter have no impact on the condensed consolidated statements of operations for the sixteen and forty weeks ended November 10, 2007 or the condensed consolidated balance sheet as of November 10, 2007.

As a result of these errors discussed above the Company will restate its previously reported consolidated balance sheet at July 21, 2007 and its consolidated statements of operations and of cash flows for the twelve and twenty-four weeks ended July 21, 2007.

NOTE 3 -	ADOPTION OF NEW ACCOUNTING STANDARDS

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurement.  SFAS No. 157 does not require any new fair value measurement and the Company is currently evaluating the impact, if any, of SFAS No. 157 on its financial position, results of operations and cash flows.  SFAS No. 157 requires application for fiscal years beginning after November 15, 2008 but allows for adoption for fiscal years beginning after November 15, 2007.

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

NOTE 4 -	BUSINESS ACQUISITION

On June 8, 2007, the Company completed its acquisition of substantially all of the assets (the “Assets”) of Portrait Corporation of America (“PCA”) and certain of its affiliates (collectively, the “Sellers”) and assumed certain liabilities of PCA (the “PCA Acquisition”). The PCA Acquisition was made pursuant to the Purchase and Sale Agreement (the “Purchase Agreement”) dated as of May 1, 2007 by and among the Sellers and the Company, as thereafter amended. The Assets were purchased in accordance with Sections 363 and 365 of the Bankruptcy Code. The Company paid $82.5 million in cash, assumed certain liabilities and replaced certain letters of credit outstanding under PCA’s credit facilities maintained in bankruptcy.  Additionally, fees related to the transaction totaled $1.1 million.  The Company financed the PCA Acquisition with bank borrowings and amended its existing credit facility in connection with the closing of the Transaction. See Note 9 for a description of this amendment.

The operations acquired in the PCA Acquisition are operating within CPI Corp. as the PictureMe brand (“PictureMe”).  PictureMe is the sole operator of portrait studios in Wal-Mart stores and supercenters in the U.S., Canada and Mexico.  As of the current date, PictureMe operates 2,063 studios worldwide, including 1,703 in the U.S. and Puerto Rico, 252 in Canada and 108 in Mexico.  During its most recently completed fiscal year ended January 28, 2007, PCA photographed over 5.6 million customers and generated sales of  $291.8 million.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at June 8, 2007 (in thousands):

Current assets	$9,807
Property and equipment	36,874
Goodwill	22,461
Intangibles (See Note 7)	42,300
Other assets	5,929

Total assets acquired	$117,371

Current liabilities assumed	(25,624)
Long-term liabilities assumed	(8,228)

Total allocated purchase price	$83,519

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

The following unaudited pro forma summary presents the Company’s revenue, net income, basic earnings per share and diluted earnings per share as if the PCA Acquisition had occurred on the first day of each period presented (in thousands, except per share data):

	Third Quarter		First Three Quarters
	2007	2006	2007	2006

Revenue	$135,391	$140,536	$344,038	$385,285

Net loss	$(9,958)	$(16,220)	$(33,845)	$(25,931)

Basic earnings (loss) per common share	$(1.55)	$(2.55)	$(5.30)	$(4.08)

Diluted earnings (loss) per common share	$(1.55)	$(2.55)	$(5.30)	$(4.08)

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

NOTE 5 -	DISCONTINUED OPERATIONS

During the third quarter, the Company exited both its United Kingdom five-studio operation and its Institutional (Church) business which were acquired in conjunction with PCA acquisition.

Sales and operating results for the former UK operations and the Institutional business included in discontinued operations are presented in the following table:

	Institutional Business
thousands	16 Weeks Ended	22 Weeks Ended
	November 10, 2007	November 10, 2007
Discontinued operations:

Net Sales	$748	$813

Operating loss	$(89)	$(243)
Tax benefit	31	85

Net loss from discontinued operations	$(58)	$(158)

	UK Operations
thousands	16 Weeks Ended	22 Weeks Ended
	November 10, 2007	November 10, 2007
Discontinued operations:

Net Sales	$166	$231

Operating loss	$(91)	$(197)
Tax benefit	32	68
Net loss from discontinued operations	$(59)	$(129)

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

	Total Discontinued Operations
thousands	16 Weeks Ended	22 Weeks Ended
	November 10, 2007	November 10, 2007
Discontinued operations:

Net Sales	$914	$1,044

Operating loss	$(180)	$(440)
Tax benefit	63	153
Net loss from discontinued operations	$(117)	$(287)

NOTE 6 -	INVENTORIES

Inventories consist of:

thousands	November 10, 2007	February 3, 2007

Raw materials - paper and chemicals	$6,529	$4,086
Portraits in process	3,207	777
Finished portraits pending delivery	1,696	369
Frames and accessories	1,023	1,118
Studio supplies	3,306	2,083
Equipment repair parts and supplies	1,258	428
Other	730	206

Total	$17,749	$9,067

These balances are net of valuation reserves totaling $89,000 and $136,000 at November 10, 2007 and February 3, 2007, respectively.

NOTE 7 -	GOODWILL AND INTANGIBLE ASSETS

In connection with the PCA Acquisition, the Company acquired goodwill. This asset was recorded in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”.   In accordance with SFAS No. 141, goodwill is not amortized and instead is periodically evaluated for impairment.  There were no impairment charges in the periods presented.  The following table summarizes the Company’s goodwill at November 10, 2007 (in thousands):

PCA acquisition	$22,461

Goodwill from prior acquisitions	1,872

Accumulated amortization	(1,359)

Translation impact on foreign balances	446

$23,420

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

Also, in connection with the PCA Acquisition, the Company acquired intangible assets related to the host agreement with Wal-Mart and the customer list. These assets were recorded in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. The host agreement with Wal-Mart and the customer list are being amortized over their useful lives of 21.5 years and eight years, respectively.  The following table summarizes the Company’s amortized intangible assets as of  November 10, 2007 (in thousands):

		Accumulated	Translation Impact of
	Gross Amount	Amortization	Foreign Balances	Net Balance

Acquired host agreement	$39,850	$798	$1,132	$40,184
Acquired customer list	2,450	751	66	1,765
	$42,300	$1,549	$1,198	$41,949

NOTE 8 -	OTHER ASSETS AND OTHER LIABILITIES

Included in both other assets and other liabilities is $5.8 million related to insurance claims that exceed the deductible of the Company and will be paid by the insurance carrier.  Since the Company is not released as primary obligor of the liability, it is included in both other assets as a receivable from the insurance company and in other liabilities as an insurance liability.

NOTE 9 -	BORROWINGS

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

As part of this Agreement, the Company entered into an interest rate swap agreement to manage the interest rate risk on $57.5 million of the term loan.  This swap agreement has not been designated as a hedge as it has not been determined that it qualifies for cash flow hedge accounting.  As discussed above, payments under the term loan are based on LIBOR plus 2.75%.  To economically hedge the risk of increasing interest rates, the Company entered into an interest rate swap that effectively

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

converted the floating LIBOR-based payments to a fixed rate of 4.97% plus the LIBOR-rate spread of 2.75%, resulting in a 7.72% interest rate.  The contract expires in September 2010.  For the interest rate period in place at November 10, 2007, three month LIBOR was 5.69%.  The unrealized gain related to this agreement was $64,000 as of November 10, 2007 which is included in interest expense.

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

NOTE 10 -	STOCK-BASED COMPENSATION PLANS

At November 10, 2007, the Company had various stock-based employee compensation plans, which are described more fully in Note 9 of the Notes to the Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K.  The Company accounts for those plans in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires companies to recognize the cost of awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant. The Company adopted SFAS 123R effective February 5, 2006 using the modified prospective method.  Since all stock options are vested, SFAS 123R applies to all outstanding options and restricted stock.

There were no stock option grants, expirations, cancellations or exercises in the first three quarters of 2007.  The following table summarizes information about stock options outstanding at November 10, 2007:

	Options Outstanding and Exercisable
		Weighted-Average
		Remaining Contractual	Weighted-Average
Range of Exercise Prices	Shares	Life (Years)	Exercise Price
$12.96	10,046	2.95	$12.96
$16.50 - $17.00	25,000	2.41	16.60

Total	35,046	2.57	15.56

Reserved for future grants at quarter-end	1,020,639
Exercisable	35,046

On April 10, 2007, the Board of Directors approved a grant of 17,404 shares of restricted stock to certain employees in conjunction with the payment of 2006 performance awards.  On April 10, 2007, the Board of Directors approved a grant of 3,742 shares of restricted stock to its members of the Board of Directors in lieu of 2007 board retainer fees and certain committee chair fees they receive as directors of the Company.  Additionally, on April 11, 2007, the Board of Directors approved a grant of 9,239 shares of restricted stock to its Chairman of the Board as additional compensation for services rendered in 2006.  On August 24, 2007, the Board of Directors approved a grant of 19,014 shares of restricted stock to its Chairman of the Board and 3,851 shares to certain executives as a bonus for consumating the PCA Acquisition.  Shares issued under these three grants will vest on February 2, 2008.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
Changes in restricted stock are as follows:

	40 Weeks Ended November 10, 2007
		Weighted-Average
	Shares	Grant-date Value
Nonvested stock, beginning of period	4,448	$17.99
Granted	53,250	50.52
Forfeited	(139)	54.00
Nonvested stock, end of period	57,559	48.00
Reserved for future grants at quarter-end	187,798

Stock-based compensation expense related to restricted stock		$1,590

The weighted average remaining vesting period of nonvested restricted stock as of November 10, 2007 is three months.

NOTE 11 -	EMPLOYEE BENEFIT PLANS

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

The following table sets forth the components of net periodic benefit cost for the defined benefit plans:

thousands	16 Weeks Ended
	Pension Plan		Supplemental Retirement Plan
	November 10, 2007	November 11, 2006	November 10, 2007	November 11, 2006

Components of net periodic benefit costs:
Service cost	$101	$129	$23	$23
Interest cost	898	880	64	61
Expected return on plan assets	(904)	(862)	-	-
Amortization of prior service cost	14	13	9	9
Amortization of net (gain) loss	274	332	(10)	(7)

Net periodic benefit cost	$383	$492	$86	$86

thousands	40 Weeks Ended
	Pension Plan		Supplemental Retirement Plan
	November 10, 2007	November 11, 2006	November 10, 2007	November 11, 2006

Components of net periodic benefit costs:
Service cost	$251	$323	$60	$57
Interest cost	2,248	2,200	159	153
Expected return on plan assets	(2,262)	(2,156)	-	-
Amortization of prior service cost	34	33	23	23
Amortization of net (gain) loss	684	830	(26)	(17)

Net periodic benefit cost	$955	$1,230	$216	$216

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

The Company anticipates that it will contribute $5.1 million to its pension plan during fiscal 2007.  During the first three quarters of 2007, $3.5 million of this was paid into the plan.    Future contributions to the pension plan are dependent upon legislation, future changes in discount rates and the earnings performance of plan assets.

NOTE 12 -	INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48) on February 4, 2007.  As a result of the implementation of FIN 48,  there was no impact on the financial statements of the Company.  The following information required by FIN 48 is provided:

•
Unrecognized tax benefits were approximately $2.7 million at both February 4, 2007 and November 10, 2007.  If these unrecognized tax benefits were recognized, approximately $2.7 million would impact the effective tax rate.  While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

•
The Company recognizes interest expense and penalties related to the above-unrecognized tax benefits within income tax expense.  Due to the nature of the unrecognized tax benefits, the Company had no accrued interest and penalties as of February 4, 2007 or November 10, 2007.

•
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, many states, Canadian jurisdictions and Mexican jurisdictions.  The Company is no longer subject to U.S. Federal income tax examination for the years prior to 2003.   Ongoing examinations by various state taxing authorities date back to February 7, 1998.

NOTE 13 -	CONTINGENCIES

Standby Letters of Credit

As of November 10, 2007, the Company had outstanding standby letters of credit in the principal amount of $23.0 million primarily used in conjunction with the Company’s self-insurance programs.

Litigation

The Company is a defendant in various lawsuits.  It is the opinion of management that the ultimate liability, if any, resulting from such lawsuits, will not materially affect the consolidated financial position or results of operations of the Company.

Potential Studio Closures

The U.S. Lease Agreement with Wal-Mart includes a provision calling for the closure of 500 PictureMe studios every fiscal year in which PictureMe comparable studio sales are both negative and more than 50 basis points below Wal-Mart's comparable U.S. store sales.  After the first fiscal year the PictureMe studios achieve positive comparable studio sales, this provision is no longer applicable.  Based on current sales results to-date, it does not appear that the studios will meet the required sales threshold.  The final decision to require closure of the studios is a the discretion of Wal-Mart and will not be made until early 2008.    Accordingly, no reserve has been recorded for the potential cost to close studios in the third quarter of 2007.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

Contingent Lease Obligations

As is more fully described in Note 13 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended February 3, 2007, in July 2001, the Company completed the sale of its Wall Décor segment, Prints Plus, which included the ongoing guarantee of certain operating real estate leases representing Prints Plus store locations. During the Company’s 2004 fourth quarter, Prints Plus filed a voluntary petition for relief in the United States Bankruptcy Court for the District of Massachusetts (the “Bankruptcy Court”) under Chapter 11 of the United States Bankruptcy Code.  As the total guarantee related to these leases decreased with the passage of time, the payment of rents by Prints Plus and the settlement by the Company of certain leases rejected in bankruptcy, the related liability was reduced by $300,000 during the first quarter of 2006 and $587,000 in the third quarter of 2006 to reflect management’s revised estimates of the remaining potential loss.  As of November 10, 2007, the maximum future obligation to the Company under its remaining operating lease guarantees is $1.0 million.

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

EXECUTIVE OVERVIEW

The Company’s Operations

CPI Corp. is a long-standing leader, based on sittings and related revenues, in the professional portrait photography of young children, individuals and families.  From a single studio opened by our predecessor company in 1942, we have grown to 3,100 studios throughout the United States, Canada, Puerto Rico and Mexico principally under license agreements with Sears and Wal-Mart.  The Company has provided professional portrait photography for Sears’ customers since 1959 and has been the only Sears portrait studio operator since 1986.

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

As of the end of the third quarter in fiscal 2007 and 2006, the Company’s studio counts were:

	November 10, 2007	November 11, 2006
Within Sears or Sears Grand stores
United States and Puerto Rico	893	896
Canada	112	112

Within Wal-Mart stores
United States and Puerto Rico	1,703
Canada	252
Mexico	108

Locations not within Sears or Wal-Mart stores	32	37

Total	3,100	1,045

RESULTS OF OPERATIONS

A summary of consolidated results of operations and key statistics follows:

thousands, except per share data	16 Weeks Ended		40 Weeks Ended
	November 10, 2007	November 11, 2006	November 10, 2007	November 11, 2006

Net sales	$135,391	$77,050	$261,256	$193,064

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	15,072	7,841	27,719	19,216
Cost of sales as a percentage of net sales	11.1%	10.2%	10.6%	10.0%
Gross margin as a percentage of net sales	88.9%	89.8%	89.4%	90.0%
Selling, general and administrative expenses	120,787	65,130	224,654	156,311
Selling, general and administrative expenses as a percentage of sales	89.2%	84.5%	86.0%	81.0%
Depreciation and amortization	10,079	5,085	19,669	13,318
Other charges and impairments	1,937	678	3,228	1,212
	147,875	78,734	275,270	190,057

Earnings (loss) from operations	(12,484)	(1,684)	(14,014)	3,007

Interest expense	3,365	701	5,374	1,867
Interest income	537	128	1,254	260
Lease guarantee reserve reduction	-	587	-	887
Other income, net	43	25	48	92

Earnings (loss) before income tax expense (benefit)	(15,269)	(1,645)	(18,086)	2,379
Income tax expense (benefit)	(5,311)	(694)	(6,290)	846

Net earnings (loss) from continuing operations	(9,958)	(951)	(11,796)	1,533

Net loss from discontinued operations, net of income tax benefit of $150	$(117)	$-	$(287)	$-

NET EARNINGS (LOSS)	$(10,075)	$(951)	$(12,083)	$1,533

Net earnings (loss) per share - diluted	$(1.57)	$(0.15)	$(1.89)	$0.24

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

Deferred Revenue and Undelivered Receivables

Prior to the acquisition, the deferred revenue related to the PCA Acquisition was $10.0 million. The purchase accounting adjustment to reflect the deferred revenue balance at its fair value was $9.0 million, which resulted in a beginning deferred revenue balance related to the PCA Acquisition on June 8, 2007 of $964,000.  This adjustment has the effect of reducing revenue in periods subsequent to the acquisition for approximately one year. The deferred revenue adjustment resulted in lower total revenue of $8.2 million for the period of June 8, 2007 through November 10, 2007. The reduction in revenue in these periods results in reductions to gross profit, operating income and income before income taxes.

Depreciation

As a result of the purchase accounting associated with the PCA Acquisition, fixed assets were recorded at approximately $36.9 million. The initial annual depreciation for PCA assets will be approximately $19.9 million.

Amortization of Acquired Intangible Assets

As a result of the purchase accounting associated with the PCA Acquisition, $42.3 million was allocated to intangible assets related to the host agreement with Wal-Mart ($39.9 million), the customer list ($2.5 million) and goodwill ($22.5 million) pursuant to a valuation.   The host agreement with Wal-Mart and the customer list are being amortized over their useful lives.  This results in higher expense in depreciation and amortization expense for the amortization of intangible assets. The initial annual amortization will be approximately $3.3 million.

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

16 weeks ended November 10, 2007 compared to 16 weeks ended November 11, 2006

The Company reported a net loss for the 16-week third quarter ended November 10, 2007 of $10.1 million or ($1.57) per diluted share compared to $951,000 or $(0.15) per diluted share for the comparable quarter of fiscal 2006.   Those results were significantly impacted by transitional expenses associated with the recently acquired PictureMe brand ("PM").

Net sales totaled $135.4 million and $77.1 million in the third quarter of fiscal 2007 and 2006, respectively.

•
Net sales for the third quarter of 2007 increased $58.3 million or 75.7% to $135.4 million from the $77.1 million reported in the third quarter of 2006 as a result of the inclusion of net sales of $63.0 million attributable to the Company's PM brand.

SPS net sales for the third quarter of 2007 decreased $4.7 million or 6.1% to $72.4 million from the $77.1 million reported in the third quarter of 2006.  The 2007 third quarter SPS sales performance was the result of a 13.7% decline in sittings, partially offset by a 9.4% increase in average sale per customer sitting.  The Sears Portrait Studio brand is experiencing lower customer response to its direct marketing programs and significantly reduced same-day business.  PM reported $63.0 million in sales for the fiscal 2007 third quarter which represents an approximate 2% increase in same store sales versus the comparable period of the prior year (such results not reported in the Company’s historical results).  This sales performance resulted from an approximate 11% increase in average sale per customer sitting, partially offset by an approximate 8% decline in sittings.  The Company believes that the increase in year over year PM same store sales is significantly attributable to its improved sales and marketing programs as well as the positive translation impact of the stronger Canadian dollar.

Costs and expenses were $147.9 million in the third quarter of 2007, compared with $78.7 million in the comparable prior year period.

•
Cost of sales, excluding depreciation and amortization expense, was $15.1 million in the third quarter of 2007 compared with $7.8 million in the comparable prior year period.   Cost of sales, as a percentage of net sales was 11.1% in the third quarter of 2007, compared to 10.2% in the comparable quarter of 2006.  Correspondingly, gross margin rates were 88.9% and 89.8% in each of the third quarters of 2007 and 2006.  The increase in cost of sales is attributable to the inclusion of PM cost of sales in the third quarter of 2007, partially offset by decreased production costs resulting from lower overall manufacturing production levels, additional gains in manufacturing productivity and an improved product mix.

•
Selling, general and administrative (“SG&A”) expenses were $120.8 million and $65.1 million for the third quarter of 2007 and 2006, respectively.  As a percentage of sales, these expenses were 89.2% in 2007 and 84.5% in 2006.  The increase in third quarter 2007 SG&A costs is attributable to the inclusion of PM’s costs, partially offset by the net effect of  lower studio and corporate employment costs, reduced host sales commissions, increased advertising spending and increased restricted stock amortization expense associated with performance awards.  The relatively high level of third quarter 2007 costs in proportion to sales reflect the acquired legacy cost structure of the former Portrait Corporation of America organization, and in particular, the cost of operating and supporting the PM brand's legacy, film-based delivery platform pending conversion to digital.

•
Depreciation and amortization was $10.1 million in the third quarter of 2007, compared to $5.1 million in the third quarter of 2006.  This increase is attributable to the inclusion in the third quarter of 2007 of depreciation and amortization related to the PM brand and includes $1.1 million of amortization of intangible assets resulting from the PM acquisition.

•
Other charges and impairments reflect costs incurred from strategic actions implemented by the Company to restructure its operations, costs that are unpredictable and atypical of the Company’s operations and additional charges due to asset impairments. In the third quarter of 2007 and 2006, the Company recognized $1.9 million and $678,000, respectively, in other charges and impairments.  Expense in 2007 primarily represents costs associated with the PCA Acquisition, which include severance costs, severance accruals and other integration-related costs relative to the PM Acquisition.   The 2006-third quarter amounts relate to reserves for severance and related costs related principally to the separation of employment of three executives, including the Company’s former CEO and costs incurred to date in conjunction with the Company’s then on-going review of strategic alternatives.

•
Interest expense was $3.4 million in the third quarter of 2007 compared to $701,000 in the comparable period of the prior year.  The increase in interest expense is primarily the result of higher average borrowings after the refinancing of the credit agreement as discussed in Note 7 as well as slightly higher interest rates and increased fees for letters of credit.

•
Interest income was $537,000 in the third quarter of 2007 compared to $128,000 in the third quarter of 2006.  This increase is primarily attributable to lower invested balances in 2006 as compared to 2007 due to the purchase of stock in the Dutch Auction self-tender offer for $32.5 million which was funded in early February 2006.

•
The lease guarantee reserve reduction represents a partial reversal of reserves initially recorded in 2004 related to an investment in and operating lease guarantees associated with the Company’s former Wall Décor segment, Prints Plus, which were necessitated by the significant deteriorating financial performance of Prints Plus.  As the total guarantee related to these leases has decreased with the passage of time, the payment of rents by Prints Plus and the settlement by the Company of certain leases rejected in bankruptcy, the related liability has been reduced to reflect management’s revised estimate of remaining potential loss.  This reserve is more fully discussed in Note 8 in the accompanying Notes to the Interim Condensed Consolidated Financial Statements.

•
Income tax benefit was $5.3 million in the third quarter of 2007 as compared to $694,000 in the third quarter of 2006.  The resulting effective tax rates were 34.8% in 2007 and 42.2% in 2006.  The decrease in the effective tax rate in 2007 is attributable to deductions available since the Company is projecting to be no longer in a net operating loss position.

•
Net losses from discontinued operations were $117,000 in the third quarter of 2007.  During the third quarter, the Company exited both its United Kingdom, five-studio operation and its Institutional (Church) business which were acquired in conjunction with the PCA Acquisition.

40 weeks ended November 10, 2007 compared to 40 weeks ended November 11, 2006

The Company reported a net loss for the 40-week first three quarters of 2007 of $12.1 million, or ($1.89) per diluted share, compared to  $1.5 million of net income, or $0.24 per diluted share, for the comparable first three quarters of fiscal 2006.  These results were significantly impacted by transitional expenses associated with the recently acquired PictureMe brand (“PM”).

Net sales totaled $261.3 million and $193.1 million in the first three quarters of fiscal 2007 and 2006, respectively.

•
Net sales for the first three quarters of 2007 increased $68.2 million or 35.3% to $261.3 million from the $193.1 million reported in the first three quarters of 2006 as a result of the inclusion of net sales of $77.9 million attributable to the Company’s PM brand.   In accordance with purchase accounting guidance, PM’s deferred revenue balance at the June 8, 2007 date of acquisition was reduced by a purchase accounting adjustment to record deferred revenue at its fair value in PictureMe’s beginning, post-acquisition balance sheet.  This purchase accounting adjustment has the effect of reducing revenue in periods subsequent to the acquisition for approximately one year.  The deferred revenue adjustment resulted in lower net sales of $8.2 million and an increased pre-tax loss from operations of $3.4 million for the first three quarters of 2007.

SPS net sales for the first three quarters of 2007 decreased $9.8 million or 5.0% to $183.3 million from the $193.1 million reported in the first three quarters of 2006.  The 2007 SPS sales performance for the first three quarters was the result of a 12.9% decline in sittings, partially offset by a 9.5% increase in average sale per customer sitting.  The Sears Portrait Studio brand is experiencing lower customer response to its direct marketing programs and significantly reduced same-day business.  PM reported $77.9 million in sales for the first three quarters of  2007 which represents flat same store sales versus the comparable period of the prior year (such results not reported in the Company’s historical results).  This sales performance resulted from an approximate 9.1% increase in average sale per customer sitting, partially offset by an approximate 8.2% decline in sittings.

Costs and expenses were $275.3 million in the first three quarters of 2007, compared with $190.1 million in the comparable prior year.

•
Cost of sales, excluding depreciation and amortization expense, was $27.7 million in the third quarter of 2007 compared with $19.2 million in the comparable prior year period.   Cost of sales, as a percentage of net sales was 11.1% in the third quarter of 2007, compared to 10.2% in the comparable quarter of 2006.  Correspondingly, gross margin rates were 88.9% and 89.8% in each of the third quarters of 2007 and 2006.  The increase in cost of sales is attributable to the inclusion of PM cost of sales in the first three quarters of 2007, partially offset by decreased production costs resulting from lower overall manufacturing production levels, additional gains in manufacturing productivity and an improved product mix.

•
Selling, general and administrative (“SG&A”) expenses were $120.8 million and $65.1 million for the third quarter of 2007 and 2006, respectively.  As a percentage of sales, these expenses were 89.2% in 2007 and 84.5% in 2006.  The increase in third quarter 2007 SG&A costs is attributable to the inclusion of PM’s costs, partially offset by the net effect of  lower studio and corporate employment costs, reduced host sales commissions, increased advertising spending and increased restricted stock amortization expense associated with performance awards.  The relatively high level of third quarter 2007 costs in proportion to sales reflect the acquired legacy cost structure of the former Portrait Corporation of America organization, and in particular, the cost of operating and supporting the PM brand's legacy, film-based delivery platform pending conversion to digital.

·
Depreciation and amortization was $19.7 million in the first three quarters of 2007, compared to $13.3 million in the comparable period of 2006.  This increase is attributable to the inclusion in the third quarter of 2007 of depreciation and amortization related to the PM brand and includes $1.5 million of amortization of intangible assets resulting from the PM acquisition.

•
Other charges and impairments reflect costs incurred from strategic actions implemented by the Company to restructure its operations, costs that are unpredictable and atypical of the Company’s operations and additional charges due to asset impairments.  In the first three quarters of 2007 and 2006, the Company recognized $3.2 million and $1.2 million, respectively, in other charges and impairments.  Expense in 2007 primarily represents costs associated with the PCA Acquisition, which represent severance accruals, cure costs related to contracts assumed and other integration-related costs relative to the PM Acquisition.  Charges in 2006 represent the separation of employment of three executives, including the Company’s former CEO, charges related to an executive retirement, consulting and legal services in connection with the then on-going strategic alternative review and charges related to the write-off of certain legacy equipment that will no longer be used in the business.

•
Interest expense was $5.4 million in the first three quarters of 2007 compared to $1.9 million in the comparable period of the prior year. The increase in interest expense is primarily the result of higher average borrowings after the refinancing of the credit agreement as discussed in Note 7 as well as slightly higher interest rates and increased fees for letters of credit.

•
Interest income was $1.3 million in the first three quarters of 2007 compared to $260,000 in the first three quarters of 2006.  This increase is primarily attributable to lower invested balances in 2006 as compared to 2007 due to the purchase of stock in the Dutch Auction self-tender offer for $32.5 million which was funded in early February 2006.

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

•
Income tax benefit was $6.3 million for the first three quarters of 2007 compared to expense of $846,000 in the first three quarters of 2006.   The resulting effective tax rates were 34.8% in 2007 and 35.6% in 2006.  The decrease in the effective tax rate in 2007 is attributable to deductions available since the Company is projecting to be no longer in a net operating loss position.

•
Net losses from discontinued operations were $287,000 in the third quarter of 2007.  In connection with the PCA acquisition, the Company decided to sell the operations in the United Kingdom (the UK operations) and to discontinue the Institutional PictureMe brand.  The UK operations consisted of 5 portrait studios, which were sold for one pound in October, 2007.   The Institutional PictureMe brand sells to churches where they provide church directories and sell portraits to parishioners.  This business is winding down through the completion of open orders and the discontinuance of new business.  The decisions were made in order to eliminate unprofitable brands and allow a more concentrated operational focus in the PictureMe business.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our cash flows for first three quarters of 2007 and 2006:

thousands	40 Weeks Ended
	November 10, 2007	November 11, 2006
Net cash (used in) provided by:
Operating activities	$11,275	$13,113
Financing activities	93,812	(39,014)
Investing activities	(95,655)	(2,516)
Effect of exchange rate changes on cash	303	-

Net increase (decrease) in cash	$9,736	$(28,417)

Net Cash Provided By (Used In) Operating Activities

Net cash provided by operating activities was $11.3 million during the first three quarters of 2007 compared to $13.1 million in the comparable period of 2006.  Cash flows have decreased from the first three quarters of 2006 levels primarily due to increased spending for advertising ($3.2 million), a lower level of tax refunds ($903,000), contributions to the pension plan ($3.5 million), higher interest cost ($2.4 million) and increased tax payments ($1.1 million). These decreases were largely  offset by net losses, primarily in the PictureMe brand, and the timing of payments related to changes in various balance sheet accounts totaling $9.3 million.

Net Cash Provided By (Used In) Financing Activities

Net cash provided by financing activities was $93.8 million in the first three quarters of 2007 compared to usage of $39.0 million in the comparable prior year period.  The increase in cash provided by financing activities in the first three quarters of 2007 relates primarily to increased long-term borrowings of $99.1 million and the Company’s purchase of 1,658,607 shares of stock and related costs totaling $32.6 million on February 8, 2006 in conjunction with the Company’s Dutch Auction self-tender offer, which did not recur in 2007.  This was partially offset by the payment of debt issuance costs of $2.7 million.

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

At November 10, 2007, the Company had $114.7 million outstanding under the term loan portion of its existing Credit Agreement.  The Company was in compliance with all the covenants under its Credit Agreement as of November 10, 2007.

Net Cash Used In Investing Activities

Net cash used in investing activities was $95.7 million during the first three quarters of 2007 as compared to $2.5 million during the first three quarters of 2006.  This was primarily attributable to the PCA Acquisition and related costs in the second quarter of 2007 totaling $84.9 million as well as an increase in capital expenditures in the first three quarters of 2007 as compared to the first three quarters of 2006 due to the acquisition of PCA and the start of digital conversion in PictureMe studios and an investment in certain assets to facilitate the transition resulting from the PCA Acquisition.

Off-Balance Sheet Arrangements

Other than stand-by letters of credit to support various self-insurance programs and the ongoing guarantee of certain operating real estate leases of Prints Plus, both of which are more fully discussed in the following Contingencies section, the Company has no additional off-balance sheet arrangements.

Contingencies

The Company uses stand-by letters of credit to support its various self-insurance programs.  As of November 10, 2007, the Company had stand-by letters of credit outstanding in the principal amount of $23.0 million.

The U.S. Lease Agreement with Wal-Mart includes a provision calling for the closure of 500 PictureMe studios every fiscal year in which PictureMe comparable studio sales are both negative and more than 50 basis points below Wal-Mart's comparable U.S. store sales.  After the first fiscal year the PictureMe studios achieve positive comparable studio sales, this provision is no longer applicable.  Based on current sales results to-date and including preliminary holiday season sales through December 15, it does not appear that the studios will meet the required sales threshold.  The final decision to require closure of the studios is a the discretion of Wal-Mart and will not be made until early 2008.    Accordingly, no reserve has been recorded for the potential cost to close studios in the third quarter of 2007.

As is more fully described in Note 13 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended February 3, 2007, in July 2001, the Company completed the sale of its Wall Décor segment, Prints Plus, which included the ongoing guarantee of certain operating real estate leases representing Prints Plus store locations. During the Company’s 2004 fourth quarter, Prints Plus filed a voluntary petition for relief in the United States Bankruptcy Court for the District of Massachusetts under Chapter 11 of the United States Bankruptcy Code.  As the total guarantee related to these leases decreased with the passage of time, the payment of rents by Prints Plus and the settlement by the Company of certain leases rejected in bankruptcy, the related liability was reduced by $300,000 during the first quarter of 2006 and $587,000 in the third quarter of 2006 to reflect management’s revised estimates of the remaining potential loss.  As of November 10, 2007, the maximum future obligation to the Company under its remaining operating lease guarantees is $1.0 million.

Liquidity

Cash flows from operations, cash and cash equivalents and the seasonal borrowing capacity under the revolving portion of the Company’s Credit Agreement, represent expected sources of funds in 2007 to meet our obligations and commitments, including debt service, annual dividends to shareholders, planned capital expenditures which are estimated to be $20.0 million in fiscal 2007 and normal operating needs.   Capital expenditures in 2007 include estimates of capital required during the year for the PictureMe integration.   This capital estimate has increased approximately $4.5 million since the second quarter of 2007 principally as the result of anticipated advance purchases of digital equipment in fiscal 2007 to be used in the fiscal 2008 digital conversion of the PictureMe studios.

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

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign exchange rates and are minimal.  At November 10, 2007, a portion of the Company’s debt obligations have floating interest rates.  The impact of a 1% change in interest rates affecting the Company’s debt would increase or decrease interest expense by approximately $572,000.  The Company’s exposure to changes in foreign exchange rates relative to the Canadian operations is minimal, as Canadian operations constitute only 16.78% of the Company’s total assets and 10.74% of the Company’s total sales as of and for the forty weeks ended November 10, 2007.  The Company’s exposure to changes in foreign exchange rates relative to the Mexican operations is minimal, as Mexican operations constitute 1.36% of the Company’s total assets and 1.55% of the Company’s total sales as of and for the forty weeks ended November 10, 2007.

The Company has an interest rate swap to reduce exposure to market risk from changes in interest rates by swapping an unknown variable interest rate for a fixed rate.  This swap agreement has not been designated as a hedge as it has not been determined that it qualifies for cash flow hedge accounting.  The principal objective of this contract is to minimize the risks and/or costs associated with the Company’s variable rate debt.  Gains and losses are recognized in the statement of operations as interest expense throughout the interest period.  The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to this financial instrument; however, the counterparty to this agreement is a major financial institution, and the risk of loss due to nonperformance is considered by management to be minimal.  The Company does not hold or issue interest rate swaps for trading purposes.  The following is a summary of the economic terms of the agreement at November 10, 2007:

Notional amount	$57,500,000
Fixed rate paid	4.97%
Variable rate received	5.69%
Effective date	September 17, 2007
Expiration date	September 17, 2010

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

Changes in Internal Control

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 10, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company may not be able to realize the anticipated benefits from the acquisition of the PictureMe brand.

Achieving the anticipated benefits of the acquisition of the PictureMe brand depends on the timely, efficient and successful execution of a number of events, including integrating the PictureMe business into the Company. Factors that could affect the Company’s ability to achieve these benefits include:

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

United States

Effective June 8, 2007, the Company has a Master Lease Agreement with Wal-Mart Stores East LP, Wal-Mart Stores, Inc., Wal-Mart Louisiana, LLC and Wal-Mart Stores Texas, LLC, (the “U.S. Lease Agreement”).   A copy of the U.S. Lease Agreement was filed as Exhibit 10.59 to the Company’s Form 10-Q filed on August 30, 2007 and this summary of the U.S. Lease Agreement is qualified in its entirety to such exhibit by reference.  Two amendments to that Agreement are filed as exhibits to this Form 10-Q.

The U.S. Lease Agreement, negotiated by PCA and Wal-Mart during PCA’s bankruptcy proceedings, requires us to pay a rental fee to Wal-Mart based upon a percentage of gross sales of our studios operating in Wal-Mart’s U.S. stores.  The agreement has an initial term of three years but automatically extends for an additional two years for each studio from which Wal-Mart receives rental fees for the period July 1, 2008 through June 30, 2009 at a minimum specified rate per square foot.  For each studio for which Wal-Mart receives less than the specified rate per square foot, the Company and Wal-Mart may mutually agree to extend the individual studio license for an additional two years by written agreement.

The assumed agreement also contains a provision calling for the closure of 500 PictureMe studios (the rebranded name of the former PCA Wal-Mart studios) every fiscal year in which our PictureMe comparable studio sales are both negative and more than 50 basis points below Wal-Mart’s comparable U.S. store sales.  After the first fiscal year the PictureMe studios achieve positive comparable studio sales, this provision is no longer applicable.

Canada

Our relationship with Wal-Mart Canada Corp. is governed by an amended and restated licence agreement effective January 1, 2006.  We are required to pay Wal-Mart Canada a licence fee based on a percentage of the gross sales of our portrait studios operated in Wal-Mart’s Canadian stores.  The agreement has a five-year term, and Wal-Mart Canada has an option to renew for two renewal periods of two years.  Studios that were in operation on the effective date of this agreement are subject to a licence schedule, which specifies expiration dates for those specific studios.  Based on this licence schedule, our Canadian studios licences expire as follows:  92 in 2008, 113 in 2009, 22 in 2010, 16 in 2011 and 9 in 2012.  As of November 10, 2007, we operate 252 studios under the agreement with Wal-Mart Canada.

Mexico

Within Mexico, our relationship with Nueva Wal-Mart De Mexico, S de R.L. de C.V. ("Nueva Wal-Mart De Mexico") is  governed by an agreement dated as of  June 1, 2002 for the first 44 studios. New agreements, with the same terms, are entered into as additional studios are added in Mexico. The agreements run for an undefined period of time. Neither party may terminate an agreement for a studio during the studio's first year of operation; thereafter, either party may terminate the  agreement with respect to a  studio by giving the other party written notice 30 days prior to the  termination date. Under these agreements, Nueva Wal-Mart De Mexico is compensated based upon a percentage of our total net sales in all Wal-Mart studios in Mexico. As of November 10, 2007, we operated in 102 Nueva Wal-Mart De Mexico permanent studios.

Item 6.                 Exhibits

Exhibits:                      An Exhibit index has been filed as part of this Report on Page E-1.

CPI CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                     CPI Corp.
                                  (Registrant)

By:	/s/Gary W. Douglass
Gary W. Douglass
Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Dated: December 19, 2007

By:	/s/Dale Heins
Dale Heins
Vice President, Corporate Controller (Principal Accounting Officer)

Dated: December 19, 2007

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

10.59*
Master Lease Agreement between Wal-Mart Stores East, LP, Wal-Mart Stores, Inc., Wal-Mart Louisiana, LLC, Wal-Mart Stores Texas, LP and Portrait Corporation of America, Inc., effective June 8, 2007, incorporated herein by reference to CPI Corp.’s Form 10-Q, Exhibit 10.59,filed August 30, 2007.

10.60
First amendment to the Master Lease Agreement between Wal-Mart Stores East, LP, Wal-Mart Stores, Inc., Wal-Mart Louisiana, LLC, Wal-Mart Stores Texas, LP and Portrait Corporation of America, Inc., effective June 8, 2007.

10.61
Second amendment to the Master Lease Agreement between Wal-Mart Stores East, LP, Wal-Mart Stores, Inc., Wal-Mart Louisiana, LLC, Wal-Mart Stores Texas, LP and Portrait Corporation of America, Inc., effective June 8, 2007.

11.1	Computation of Per Share Earnings (Loss) – Diluted – for the 16 and 40 weeks ended November 10, 2007 and November 11, 2006.

11.2	Computation of Per Share Earnings (Loss) – Basic – for the 16 and 40 weeks ended November 10, 2007 and November 11, 2006.

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934 by the Chief Executive Officer.

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934 by the Chief Financial Officer.

32.0	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and the Chief Financial Officer.

*	Confidential treatment requested for portions of this document. Material omitted has been filed separately with the Securities and Exchange Commission.