Form 10-Q/A
period 2007-07-21
CPI CORP
filed 2008-01-14
CIK 25354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 21, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number 1-10204

CPI Corp.
(Exact name of registrant as specified in its charter)

Delaware	43-1256674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1706 Washington Ave., St. Louis, Missouri	63103
(Address of principal executive offices)	(Zip Code)

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

TABLE OF CONTENTS

EXPLANATORY NOTE

This Amendment No. 1 to the quarterly report on Form 10-Q/A (Form 10-Q/A) is being filed to amend our quarterly report on Form 10-Q for the twelve and twenty-four weeks ended July 21, 2007, which was originally filed on August 30, 2007 (Original Form 10-Q).

The items of CPI Corporation's ("the Company") Form 10-Q/A for the twelve and twenty-four weeks ended July 21, 2007 are amended and restated as follows: Part I Financial Information, Item 1 Financial Statements; Part I Financial Information, Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations; Part I Financial Information, Item 3 Market Risks; and Part I Financial Information, Item 4 Controls and Procedures.

In connection with the acquisition of the assets of Portrait Corporation of America ("PCA") on June 8, 2007 during CPI Corporation's (the "Company") second fiscal quarter which ended July 21, 2007, the Company had not conformed certain of the accounting methods of the acquired entity to those of the Company.  This process was completed during the Company's third fiscal quarter, and as a result, the Company determined that it had incorrectly reported deferred revenue and related costs in the financial statements for the twelve and twenty-four weeks ended July 21, 2007. The error resulted in the understatement of loss before taxes of $1.8 million and an understatement of net loss of $1.2 million.  In addition, the Company recorded an adjustment to accumulated other comprehensive income of $550,000 as of July 21, 2007 to give effect to an adjustment to increase currency translation and decrease deferred tax assets. This adjustment has no effect on net income. The restatement impacted certain line items within cash flows from operations, but had no effect on total cash flows from operations and did not impact cash flows from investing activities or financing activities.  These restatements had no impact on the condensed consolidated balance sheets, consolidated statements of operations or the net decrease in cash and cash equivalents reported in the consolidated statements of cash flows for any periods reported prior to July 21, 2007.

This amendment does not reflect events occurring after the filing of the Original Form 10-Q, and does not modify or update the disclosures therein in any way other than as required to reflect the adjustments described above.  Such events include, among others, the events described in our quarterly report on Form 10-Q for the sixteen and forty weeks ended November 10, 2007, and the events described in our current reports on Form 8-K filed after the filing of the Original Form 10-Q.

CPI CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q/A
12 and 24 Weeks ended July 21, 2007

			Page

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Interim Condensed Consolidated Balance Sheets
		July 21, 2007 (Unaudited) and February 3, 2007	1

		Interim Condensed Consolidated Statements of Operation (Unaudited)
		12 and 24 Weeks Ended July 21, 2007 and July 22, 2006	3

		Interim Condensed Consolidated Statements of Changes in Stockholders'
		Equity (Unaudited) 24 Weeks Ended July 21, 2007	4

		Interim Condensed Consolidated Statements of Cash Flows (Unaudited)
		24 Weeks Ended July 21, 2007 and July 22, 2006	5

		Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	7

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results
		of Operations	15

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

	Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

	Item 1A.	Risk Factors	25
	Item 4.	Submission of Matters to a Vote of Security Holders	26
	Item 5.	Other Information	26
	Item 6.	Exhibits	27

SIGNATURES			28

EXHIBIT INDEX			29

PART I.                      FINANCIAL INFORMATION

Item 1.                 Financial Statements

CPI CORP.
Interim Condensed Consolidated Balance Sheets – Assets
thousands	July 21, 2007	February 3, 2007
	(Unaudited and Restated)
ASSETS
Current assets:
Cash and cash equivalents	$42,641	$26,294
Restricted cash	-	1,000
Accounts receivable:
Trade	10,842	7,308
Other	523	489
Inventories	14,131	9,067
Prepaid expenses and other current assets	6,335	5,157
Deferred tax assets	5,134	5,756

Total current assets	79,606	55,071

Property and equipment:
Land	5,065	2,765
Buildings and improvements	34,235	26,485
Leasehold improvements	4,763	4,383
Photographic, sales and manufacturing equipment	156,298	123,518
Total	200,361	157,151
Less accumulated depreciation and amortization	139,464	130,458
Property and equipment, net	60,897	26,693

Other investments - supplemental retirement plan	3,551	3,588
Deferred tax assets	4,924	4,005
Goodwill, net of amortization of $1,359 at July 21, 2007 and
February 3, 2007, respectively	19,642	512
Intangible assets, net of amortization of $449 at July 21, 2007	43,562	-
Other assets	5,407	810

TOTAL ASSETS	$217,589	$90,679

See accompanying footnotes.

CPI CORP.
Interim Condensed Consolidated Balance Sheets – Liabilities and Stockholders’ Equity

thousands, except share and per share data	July 21, 2007	February 3, 2007
	(Unaudited and Restated)
LIABILITIES
Current liabilities:
Current maturities of long-term debt	$1,150	$8,333
Accounts payable	9,005	3,317
Accrued employment costs	14,829	12,770
Customer deposit liability	22,720	15,468
Income taxes payable	43	890
Sales taxes payable	2,988	2,564
Accrued advertising expenses	1,636	684
Accrued expenses and other liabilities	16,726	5,381

Total current liabilities	69,097	49,407

Long-term debt, less current maturities	110,862	7,747
Accrued pension plan obligations	14,168	14,367
Supplemental retirement plan obligations	3,481	3,472
Customer deposit liability	1,056	2,508
Other liabilities	12,048	2,862

Total liabilities	210,712	80,363

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized; no shares outstanding	-	-
Preferred stock, Series A, no par value, 200,000 shares authorized; no shares
outstanding	-	-
Common stock, $0.40 par value, 50,000,000 shares authorized; 17,005,728 and 16,975,343
shares outstanding at July 21, 2007 and February 3, 2007, respectively	6,802	6,790
Additional paid-in capital	26,313	25,510
Retained earnings	216,417	220,460
Accumulated other comprehensive loss	(9,240)	(9,387)
	240,292	243,373

Treasury stock - at cost, 10,628,204 and 10,618,090 shares at July 21, 2007 and
February 3, 2007, respectively	(233,415)	(233,057)

Total stockholders' equity	6,877	10,316

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$217,589	$90,679

See accompanying footnotes.

CPI CORP.
Interim Condensed Consolidated Statements of Operations
(Unaudited)

thousands, except share and per share data	12 Weeks Ended		24 Weeks Ended
	July 21, 2007	July 22, 2006	July 21, 2007	July 22, 2006
	(Restated)		(Restated)

Net sales	$68,272	$56,345	$126,033	$116,014

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	7,929	5,806	12,826	11,375
Selling, general and administrative expenses	58,802	44,822	104,121	91,181
Depreciation and amortization	6,177	4,046	9,590	8,232
Other charges and impairments	1,261	143	1,290	534
	74,169	54,817	127,827	111,322

Earnings (loss) from operations	(5,897)	1,528	(1,794)	4,692

Interest expense	1,561	563	2,008	1,166
Interest income	410	74	716	131
Lease guarantee reserve reduction	-	-	-	300
Other income, net	56	27	8	67

Earnings (loss) before income tax expense (benefit)	(6,992)	1,066	(3,078)	4,024
Income tax expense (benefit)	(2,431)	426	(1,072)	1,540

NET EARNINGS (LOSS)	$(4,561)	$640	$(2,006)	$2,484

NET EARNINGS (LOSS) PER COMMON SHARE

Net earnings (loss) per share - diluted	$(0.71)	$0.10	$(0.31)	$0.39

Net earnings (loss) per share - basic	$(0.71)	$0.10	$(0.31)	$0.39

Dividends per share	$0.16	$0.16	$0.32	$0.32

Weighted average number of common and common equivalent
shares outstanding - diluted	6,386,115	6,368,778	6,374,780	6,373,607

Weighted average number of common and common equivalent
shares outstanding - basic	6,386,115	6,342,321	6,374,780	6,353,585

See accompanying footnotes.

CPI CORP.
Interim Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

Twenty-four weeks ended July 21, 2007

thousands, except share and per share data
	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock, at cost	Total

Balance at February 3, 2007	$6,790	$25,510	$220,460	$(9,387)	$(233,057)	$10,316

Net earnings (loss) (restated)	-	-	(2,006)	-	-	(2,006)
Total other comprehensive income, net of tax effect (restated)	-	-	-	147	-	147
Total comprehensive income (restated)						(1,859)
Surrender of employee shares to satisfy personal tax liabilities upon vesting	-	-	-	-	(547)	(547)
Issuance of common stock to employee benefit plans and restricted stock award (30,246 shares)	12	246	-	-	189	447
Stock-based compensation recognized	-	557	-	-	-	557
Dividends ($0.32 per common share)	-	-	(2,037)	-	-	(2,037)

Balance at July 21, 2007 (restated)	$6,802	$26,313	$216,417	$(9,240)	$(233,415)	$6,877

See accompanying footnotes.

CPI CORP.
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

thousands	24 Weeks Ended
	July 21, 2007	July 22, 2006
	(Restated)
Reconciliation of net earnings (loss) to cash flows provided by (used in)
operating activities:

Net earnings (loss)	$(2,006)	$2,484

Adjustments for items not (providing) requiring cash:
Depreciation and amortization	9,590	8,232
Stock-based compensation expense	557	371
Loss on disposition of property, plant and equipment	17	204
Loss on sale of assets held for sale	60	-
Deferred income tax provision	(389)	1,488
Pension, supplemental retirement plan and profit sharing expense	1,143	1,329
Lease guarantee reserve reduction	-	(300)
Other	249	264

Increase (decrease) in cash flow from operating assets and liabilities:
Receivables and inventories	(52)	2,081
Prepaid expenses and other current assets	(299)	472
Accounts payable	3,007	39
Contribution to pension plan	(771)	-
Supplemental retirement plan payments	(120)	(116)
Accrued expenses and other liabilities	(6,750)	(2,502)
Income taxes payable	(1,345)	716
Deferred revenues and related costs	5,058	(1,319)
Other	250	(393)

Cash flows provided by operating activities	$8,199	$13,050

See accompanying footnotes.

CPI CORP.
Interim Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

thousands	24 Weeks Ended
	July 21, 2007	July 22, 2006

Cash flows provided by operating activities	$8,199	$13,050

Cash flows (used in) provided by financing activities:
Repayment of long-term obligations	(16,666)	(4,167)
Proceeds from long-term borrowings	115,000	-
Release of restricted cash	1,000	-
Payment of debt issuance costs	(2,646)	-
Purchase of treasury stock	-	(32,539)
Surrender of employee shares to satisfy personal tax liability upon vesting	(547)	(89)
Excess tax benefits from stock-based compensation	-	73
Cash dividends	(2,037)	(2,018)
Stock option exercises	-	203
Other	-	(55)
Cash flows provided by (used in) financing activities	94,104	(38,592)

Cash flows (used in) provided by investing activities:
Acquisition of certain net assets of Portrait Corporation of America,
net of cash and cash equivalents acquired of $102 (excludes unpaid costs totaling $408)	(82,596)	-
Additions to property and equipment	(3,615)	(1,670)
Proceeds from sale of assets held for sale	65	-
Increase in assets held by Rabbi Trust	(88)	(83)
Proceeds from Rabbi Trust used for supplemental retirement plan payments	124	124
Cash flows used in investing activities	(86,110)	(1,629)

Effect of exchange rate changes on cash and cash equivalents	154	-

Net increase (decrease) in cash and cash equivalents	16,347	(27,171)

Cash and cash equivalents at beginning of period	26,294	34,269

Cash and cash equivalents at end of period	$42,641	$7,098

Supplemental cash flow information:
Interest paid	$1,567	$896
Income taxes paid	$828	$460

Supplemental non-cash financing activities:
Issuance of treasury stock under the Employee Profit Sharing Plan	$442	$440
Issuance of restricted stock to employees and directors	$1,644	$785
Executive retirement stock option modification	$6	$71

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

Certain reclassifications have been made to the 2006 financial statements to conform with the current year presentation.

NOTE 2 -	RESTATEMENT

In connection with the acquisition of the assets of Portrait Corporation of America ("PCA") on June 8, 2007 during CPI Corporation's (the "Company") second fiscal quarter which ended July 21, 2007, the Company had not conformed certain of the accounting methods of the acquired entity to those of the Company.  This process was completed during the Company's third fiscal quarter, and as a result, the Company determined that it had incorrectly reported deferred revenue and related costs in the financial statements for the twelve and twenty-four weeks ended July 21, 2007. The error resulted in the understatement of loss before taxes of $1.8 million and an understatement of net loss of $1.2 million. In addition, the Company recorded an adjustment to accumulated other comprehensive income of $550,000 as of July 21, 2007 to give effect to an adjustment to increase currency translation and decrease deferred tax assets. This adjustment has no effect on net income. The restatement impacted certain line items within cash flows from operations, but had no effect on total cash flows from operations and did not impact cash flows from investing activities or financing activities.  The restatement also affected Notes 4 and 5.

The effect of the restatement on specific items in the consolidated balance sheets is as follows (in thousands):

	July 21, 2007
	As previously			As
	reported	Adjustments		restated
Current assets:
Inventories	$15,440	$(1,309)	(a)	$14,131
Prepaid expenses and other current assets	6,434	(99)	(a)	6,335

Total current assets	81,014	(1,408)		79,606

Deferred tax assets	5,474	(550)	(b)	4,924

Total assets	219,547	(1,958)		217,589

Current liabilities:
Customer deposit liability	22,350	370	(a)	22,720
Income taxes payable	662	(619)	(a)	43

Total current liabilities	69,346	(249)		69,097

Total liabilities	210,961	(249)		210,712

Stockholders' equity:
Retained earnings	217,576	(1,159)	(a)	216,417
Accumulated other comprehensive loss	(8,690)	(550)	(b)	(9,240)
Total stockholders' equity	8,586	(1,709)		6,877

Total liabilities and stockholders' equity	219,547	(1,958)		217,589

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

The effect of the restatement on specific items in the consolidated statements of operations is as follows (in thousands):

	Twelve weeks ended				Twenty-four weeks ended
	July 21, 2007				July 21, 2007
	As previously			As	As previously			As
	reported	Adjustment		restated	reported	Adjustment		restated

Net Sales	$68,642	$(370)	(a)	$68,272	$126,403	$(370)	(a)	$126,033
Costs and expenses:
Cost of sales	7,776	153	(a)	7,929	12,673	153	(a)	12,826
Selling, general and administrative expenses	57,547	1,255	(a)	58,802	102,866	1,255	(a)	104,121

Loss from operations	(4,119)	(1,778)		(5,897)	(16)	(1,778)		(1,794)

Loss before income tax benefit	(5,214)	(1,778)		(6,992)	(1,300)	(1,778)		(3,078)
Income tax benefit	(1,812)	(619)	(a)	(2,431)	(453)	(619)	(a)	(1,072)

Net loss	(3,402)	(1,159)		(4,561)	(847)	(1,159)		(2,006)

Net loss per share - diluted	(0.53)	(0.18)		(0.71)	(0.13)	(0.18)		(0.31)

Net loss per share - basic	(0.53)	(0.18)		(0.71)	(0.13)	(0.18)		(0.31)

The effect of the restatement on specific items in the consolidated statement of cash flows is as follows (in thousands):

	Twenty-four weeks ended
	July 21, 2007
	As previously			As
	reported	Adjustment		restated

Cash flows provided by (used in) operating activities:
Net loss	$(847)	$(1,159)	(a)	$(2,006)
Receivables and inventories	(1,361)	1,309	(a)	(52)
Income taxes payable	(726)	(619)	(a)	(1,345)
Deferred revenues and related costs	4,589	469	(a)	5,058
Cash flows provided by operating activities	8,199	-		8,199

(a)   Reflects the impact of the adjustment to properly report deferred revenue and related costs.
(b)  To record the adjustment to properly state comprehensive income and deferred tax assets.

NOTE 3 -	ADOPTION OF NEW ACCOUNTING STANDARDS

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

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

The following unaudited pro forma summary presents the Company’s revenue, net income, basic earnings per share and diluted earnings per share as if the PCA Acquisition had occurred on the first day of each period presented (in thousands, except per share data):

	Second Quarter		First Half
	2007	2006	2007	2006
	(Restated)		(Restated)

Revenue	$90,565	$108,501	$208,815	$236,623

Net loss	$(12,148)	$(8,938)	$(16,652)	$(8,873)

Basic earnings (loss) per common share	$(1.90)	$(1.41)	$(2.61)	$(1.40)

Diluted earnings (loss) per common share	$(1.90)	$(1.41)	$(2.61)	$(1.40)

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

NOTE 5 -	INVENTORIES

Inventories consist of:

thousands	July 21, 2007	February 3, 2007
	(Restated)

Raw materials - paper and chemicals	$3,517	$4,086
Portraits in process	2,767	777
Finished portraits pending delivery	506	369
Frames and accessories	711	1,118
Studio supplies	4,189	2,083
Equipment repair parts and supplies	1,585	428
Other	856	206

Total	$14,131	$9,067

These balances are net of valuation reserves totaling $104,000 and $136,000 at July 21, 2007 and February 3, 2007, respectively.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

NOTE 6 -	GOODWILL AND INTANGIBLE ASSETS

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

		Accumulated	Net
	Gross Amount	Amortization	Balance

Acquired host agreement	$41,339	$(227)	$41,112
Acquired customer list	2,672	(222)	2,450
	$44,011	$(449)	$43,562

NOTE 7 -	OTHER ASSETS AND OTHER LIABILITIES

Included in both other assets and other liabilities is $5.0 million related to insurance claims that exceed the deductible of the Company and will be paid by the insurance carrier.  Since the Company is not released as primary obligor of the liability, it is included in both other assets as a receivable from the insurance company and in other liabilities as an insurance liability.

NOTE 8 -	BORROWINGS

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

NOTE 9 -	STOCK-BASED COMPENSATION PLANS

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

Changes in restricted stock are as follows:

The weighted average remaining vesting period of nonvested restricted stock as of July 21, 2007 is 8 months.

	24 Weeks Ended July 21, 2007
		Weighted-Average
	Shares	Grant-date Value
Nonvested stock, beginning of period	4,448	$17.99
Granted	30,385	54.10
Forfeited	(139)	54.00
Nonvested stock, end of period	34,694	49.47
Reserved for future grants at quarter-end	210,663

Stock-based compensation expense related to restricted stock		$557,152

NOTE 10 -	EMPLOYEE BENEFIT PLANS

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

NOTE 11 -	INCOME TAXES

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

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

NOTE 12 -	CONTINGENCIES

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

Restatement

In connection with the acquisition of the assets of Portrait Corporation of America ("PCA") on June 8, 2007 during CPI Corporation's (the "Company") second fiscal quarter which ended July 21, 2007, the Company had not conformed certain of the accounting methods of the acquired entity to those of the Company.  This process was completed during the Company's third fiscal quarter, and as a result, the Company determined that it had incorrectly reported deferred revenue and related costs in the financial statements for the twelve and twenty-four weeks ended July 21, 2007. The error resulted in the understatement of loss before taxes of $1.8 million and an understatement of net loss of $1.2 million. In addition, the Company recorded an adjustment to accumulated other comprehensive income of $550,000 as of July 21, 2007 to give effect to an adjustment to increase currency translation and decrease deferred tax assets. This adjustment has no effect on net income. The restatement impacted certain line items within cash flows from operations, but had no effect on total cash flows from operations and did not impact cash flows from investing activities or financing activities.  These restatements had no impact on the condensed consolidated balance sheets, consolidated statements of operations or the net decrease in cash and cash equivalents reported in the consolidated statements of cash flows for any periods reported prior to July 21, 2007.  See Note 2 to these Consolidated Financial Statements for further discussion.

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

RESULTS OF OPERATIONS

A summary of consolidated results of operations and key statistics follows.  Certain of this data has been restated to reflect adjustments described in Note 2 to the Consolidated Financial Statements included in Item 1 of this Form 10Q/A:

thousands, except per share data	12 Weeks Ended		24 Weeks Ended
	July 21, 2007	July 22, 2006	July 21, 2007	July 22, 2006
	(Restated)		(Restated)

Net sales	$68,272	$56,345	$126,033	$116,014

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	7,929	5,806	12,826	11,375
Cost of sales as a percentage of net sales	11.6%	10.3%	10.2%	9.8%
Gross margin as a percentage of net sales	88.4%	89.7%	89.8%	90.2%
Selling, general and administrative expenses	58,802	44,822	104,121	91,181
Selling, general and administrative expenses as a percentage of sales	86.1%	79.5%	82.6%	78.6%
Depreciation and amortization	6,177	4,046	9,590	8,232
Other charges and impairments	1,261	143	1,290	534
	74,169	54,817	127,827	111,322

Earnings (loss) from operations	(5,897)	1,528	(1,794)	4,692

Interest expense	1,561	563	2,008	1,166
Interest income	410	74	716	131
Lease guarantee reserve reduction	-	-	-	300
Other income, net	56	27	8	67

Earnings (loss) before income tax expense (benefit)	(6,992)	1,066	(3,078)	4,024
Income tax expense (benefit)	(2,431)	426	(1,072)	1,540

NET EARNINGS (LOSS)	$(4,561)	$640	$(2,006)	$2,484

Net earnings (loss) per share - diluted	$(0.71)	$0.10	$(0.31)	$0.39

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

12 weeks ended July 21, 2007 compared to 12 weeks ended July 22, 2006

The Company reported a net loss for the 12-week second quarter ended July 21, 2007 of $4.6 million or ($0.71) per diluted share compared to net income of $640,000 or $0.10 per diluted share for the comparable quarter of fiscal 2006.   For the Sears Portrait Studio division (“SPS”), net income for the 12-week second quarter ended July 21, 2007 was $3.0 million or $0.47 per diluted share compared to net income of $640,000 or $0.10 per diluted share for the comparable quarter of fiscal 2006.

Net sales totaled $68.3 million and $56.3 million in the second quarter of fiscal 2007 and 2006, respectively.

•
Net sales for the second quarter of 2007 increased $11.9 million or 21.1% to $68.3 million from the $56.3 million reported in the second quarter of 2006.   The inclusion of operations from the PCA Acquisition resulted in additional revenue of $15.1 million.  In accordance with purchase accounting guidance, PictureMe’s deferred revenue balance at the June 8, 2007 date of acquisition was reduced by a purchase accounting adjustment to record deferred revenue at its fair value in PictureMe’s beginning, post-acquisition balance sheet.  This purchase accounting adjustment has the effect of reducing revenue in periods subsequent to the acquisition for approximately one year.  The deferred revenue adjustment resulted in a lower net sales of $8.1 million and an increased pre-tax loss from operations of $3.4 million for the 2007 second quarter.

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

Costs and expenses were $74.2 million in the second quarter of 2007, compared with $54.8 million in the comparable prior year period.

•
Cost of sales, excluding depreciation and amortization expense, was $7.9 million in the second quarter of 2007 compared with $5.8 million in the comparable prior year period.   Cost of sales, as a percentage of net sales was 11.6% in the second quarter of 2007, compared to 10.3% in the comparable quarter of 2006.  Correspondingly, gross margin rates were 88.4% and 89.7% in each of the second quarter of 2007 and 2006.  The inclusion of operations from the PCA Acquisition resulted in additional cost of sales of $3.3 million.  SPS cost of sales was $4.6 million in the second quarter of 2007 compared with $5.8 million in the comparable prior year period.   SPS cost of sales, as a percentage of net sales was 8.6% in the second quarter of 2007, compared to 10.3% in the comparable quarter of 2006.  Correspondingly, gross margin rates were 91.4% and 88.7% in the second quarter of 2007 and 2006, respectively.  The decrease in cost of sales resulted principally from lower overall production levels as a result of declines in sittings, additional gains in labor productivity resulting from the continuing refinement of digital manufacturing processes and an improved product mix.

•
Selling, general and administrative (“SG&A”) expenses were $58.8 million and $44.8 million for second quarter of 2007 and 2006, respectively.  As a percentage of sales, these expenses were 86.1% in 2007 and 79.5% in 2006.  The inclusion of operations from the PCA Acquisition resulted in additional SG&A of $17.9 million.  SPS SG&A expenses were $40.9 million or 76.9% of sales.  Selling, general and administrative expenses decreased primarily as a result of lower studio and corporate employment costs totaling $2.8 million and net other reductions totaling $1.1 million in various other cost categories reflecting the continued focus on adjusting the legacy cost structure to reflect the new operating environment.  Studio employment costs declined $1.6 million principally due to a focused initiative to improve labor scheduling and productivity.  Corporate employment declined $349,000 resulting principally from a flattening of the executive management ranks that took place in the third quarter of 2006.  Studio and corporate employment costs declined an additional $832,000 during the 2007 second quarter as a result of a change in the Company’s vacation policy announced in the first quarter of 2007.

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

•
Income tax benefit was $2.4 million in the second quarter of 2007 as compared to expense of $426,000 in the second quarter of 2006.  The resulting effective tax rates were 34.7% in 2007 and 40.0% in 2006.  The decrease in the effective tax rate in 2007 is attributable to deductions available since the Company is no longer in a net operating loss position.

24 weeks ended July 21, 2007 compared to 24 weeks ended July 22, 2006

The Company reported a net loss for the 24-week first half of 2007 of $2.0 million, or ($0.31) per diluted share, compared to  $2.5 million of net income, or $0.39 per diluted share, for the comparable first half of fiscal 2006.  SPS net income for the 24-week first half ended July 21, 2007 was $5.6 million or $0.87 per diluted share compared to net income of $2.5 million or $0.39 per diluted share for the first half of fiscal 2006.

Net sales totaled $126.0 million and $116.0 million in the first half of fiscal 2007 and 2006, respectively.

•
Net sales for the first half of 2007 increased $10.0 million or 8.6% to $126.0 million from the $116.0 million reported in the first half of 2006.  The inclusion of operations from the PCA Acquisition resulted in additional revenue of $15.1 million.  In accordance with purchase accounting guidance, PM’s deferred revenue balance at the June 8, 2007 date of acquisition was reduced by a purchase accounting adjustment to record deferred revenue at its fair value in PictureMe’s beginning, post-acquisition balance sheet.  This purchase accounting adjustment has the effect of reducing revenue in periods subsequent to the acquisition for approximately one year.  The deferred revenue adjustment resulted in lower net sales of $8.1 million and an increased pre-tax loss from operations of $3.4 million for the 2007 second quarter.

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

Costs and expenses were $127.8 million in the first half of 2007, compared with $111.3 million in the comparable prior year.

•
Cost of sales, excluding depreciation and amortization expense, was $12.8 million in the first half of 2007 compared with $11.4 million in the comparable prior year period.  Cost of sales as a percentage of net sales was 10.2% and 9.8% in the first half of 2007 and 2006, respectively.  Correspondingly, gross margin rates were 89.8% and 90.2% in the comparable periods.  The inclusion of operations from the PCA Acquisition resulted in additional cost of sales of $3.3 million.  SPS cost of sales was $9.5 million in the first half of 2007 compared with $11.4 million in the comparable prior year period.   SPS cost of sales, as a percentage of net sales was 8.5% in the first half of 2007, compared to 9.8% in the comparable period of 2006.  Correspondingly, SPS gross margin rates were 91.5% and 90.2% in the first half of 2007 and 2006, respectively.  The decrease in cost of sales resulted principally from lower overall production levels as a result of declines in sittings, additional gains in labor productivity resulting from the continuing refinement of digital manufacturing processes and an improved product mix.

•
Selling, general and administrative (“SG&A”) expenses were $104.1 million and $91.2 million for the first half of 2007 and 2006, respectively.  As a percentage of sales, these expenses were 82.6% in 2007 and 78.6% in 2006.  The inclusion of operations from the PCA Acquisition resulted in additional SG&A of $17.9 million.  SPS SG&A expenses were $86.2 million or 77.7% of sales.  Selling, general and administrative expenses decreased primarily as a result of lower studio and corporate employment costs totaling $4.5 million and net other reductions totaling $439,000 in various other cost categories reflecting the continued focus on adjusting the legacy cost structure to reflect the new operating environment.  Studio employment costs declined $2.5 million principally due to a focused initiative to improve labor scheduling and productivity.  Corporate employment declined $353,000 resulting principally from a flattening of the executive management ranks that took place in the third quarter of 2006.  Studio and corporate employment costs declined an additional $1.7 million during the 2007 second quarter as a result of a change in the Company’s vacation policy announced in the first quarter of 2007.

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

•
Income tax benefit was $1.1 million for the first half of 2007 compared to expense of $1.5 million in the first half of 2006.   The resulting effective tax rates were 34.8% in 2007 and 38.3% in 2006.  The decrease in the effective tax rate in 2007 is attributable to deductions available since the Company is no longer in a net operating loss position.

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

Net Cash Used In Financing Activities

Net cash provided by financing activities was $94.1 million in the first half of 2007 compared to usage of $38.6 million in the comparable prior year period.  The increase in cash provided by financing activities in the first half of 2007 relates primarily to increased long-term borrowings of $98.3 million and the Company’s purchase of 1,658,607 shares of stock and related costs totaling $32.5 million on February 8, 2006 in conjunction with the Company’s Dutch Auction self-tender offer, which did not recur in 2007.  This was partially offset by the payment of debt issuance costs of $2.6 million and the purchase of $547,000 of treasury stock in 2007 related to the surrender of shares by certain employees to satisfy personal tax liabilities in connection with the vesting of restricted stock.

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

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk (restated)

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign exchange rates and are minimal.  At July 21, 2007, the Company’s debt obligations have floating interest rates.  The impact of a 1% change in interest rates affecting the Company’s debt would increase or decrease interest expense by approximately $1.2 million.  The Company’s exposure to changes in foreign exchange rates relative to the Canadian operations is minimal, as Canadian operations constitute only 8.6% of the Company’s total assets and 8.7% of the Company’s total sales as of and for the twenty-four weeks ended July 21, 2007.  The Company’s exposure to changes in foreign exchange rates relative to the Mexican operations is minimal, as Mexican operations constitute less than 1% of the Company’s total assets and 1.1% of the Company’s total sales as of and for the twenty-four weeks ended July 21, 2007.  The Company’s exposure to changes in foreign exchange rates relative to the UK operations is minimal, as UK operations constitute less than 1% of the Company’s total assets and less than 1% of the Company’s total sales as of and for the twenty-four weeks ended July 21, 2007.

Item 4.                      Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of our Quarterly Report on Form 10-Q, for the period ended July 21, 2007, originally filed on August 30 2007, an evaluation was performed under the supervision of our management, including the Company’s Chief Executive Officer  ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)).   Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded at that time that our disclosure controls and procedures were effective as of the end of the period covered by that Quarterly Report.  Subsequently, the Company determined that it was necessary to restate the Company’s consolidated financial statements for the twelve and twenty-four weeks ended July 21, 2007 as described in Note 2 to these Consolidated Financial Statements.

In connection with the restatement, as of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 (e) under the Exchange Act). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of July 21, 2007 because of a material weakness in internal controls over financial reporting. The Company identified the following material weakness in our internal control over financial reporting as of July 21, 2007:

The Company did not have effective internal controls over financial reporting for deferred revenue and related costs related to the PCA acquisition. Specifically, the Company relied upon the method previously established at PCA for calculating deferred revenue and related costs.  Such methodology resulted in the deferral of costs that should have been considered period costs. In connection with the financial reporting over the results of the acquired PCA operations, management did not have a policy in place to conform the accounting for the deferred revenue within the PCA operations at the time of acquisition and the Company’s corporate monitoring controls failed to operate at a sufficient level of precision to detect the magnitude of the impact of the adjustments necessary to do so on a timely basis. These  errors resulted in an understatement of loss before taxes of $1.8 million and an understatement of net loss of $1.2 million. Total operating cash flows in the statements of cash flows for July 21, 2007 was correct, but the changes resulted in adjustments to certain line items.  The restatement did not have an impact on cash flows from investing activities or financing activities.

Changes in Internal Control

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 21, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Subsequent to July 21, 2007, the Company developed a remediation plan that results in the implementation of changes in our internal control over financial reporting, including the following:

The Company’s procedures and controls regarding the calculation of deferred revenues and related costs for the PictureMe brand in the restated financial statements are calculated in a manner consistent with that historically used for the Sears brand, which management believes results in more accurate deferral of such costs and revenues.  In addition, management has established monitoring controls to either conform or evaluate the impact of conforming the accounting for deferred revenue and related costs.   The Company began to execute these remediative measures during the preparation of the 2007 third quarter financial reports.  Additional measures may be forthcoming as the Company evaluates the effectiveness of these efforts.  We cannot assure you that these remediation efforts will be successful or that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time.

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

Dated: January 14, 2008

By:	/s/Dale Heins
Dale Heins
Vice President, Corporate Controller (Principal Accounting Officer)

Dated: January 14, 2008

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