Form 10-K
period 2008-02-02
CPI CORP
filed 2008-05-13
CIK 25354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended February 2, 2008
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission file number 1-10204

CPI Corp.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 1706 Washington Ave., St. Louis, Missouri (Address of principal executive offices)	43-1256674 (I.R.S. Employer Identification No.) 63103 (Zip Code)

Registrant’s telephone number, including area code: 314/231-1575

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class) Common Stock $.40 Par Value	(Name of each exchange on which Registered) New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	☐ Yes	☒ No

Note:	Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,”  “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the New York Stock Exchange on July 21, 2007, of  $63.55, was approximately $339.0 million.

The number of shares outstanding of each of the registrant’s classes of Common Stock, as of May 2, 2008 was:  Common Stock, par value $.40 – 6,459,834.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement relating to the Annual Meeting Of Shareholders to be held June 25, 2008 are incorporated by reference into Part III of this Report.

(THIS PAGE LEFT INTENTIONALLY BLANK)

EXPLANATORY NOTE

On April 10, 2008, management and the Audit Committee of the Board of Directors of CPI Corporation (the “Company”) concluded that it is necessary to restate the Company’s previously issued consolidated financial statements for the fiscal year 2005. This Annual Report on Form 10-K contains the restatement of our previously issued consolidated financial statements for the fiscal year ended February 4, 2006.  The previously filed Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the fiscal year and fiscal quarters of 2005 will not be amended to reflect the restatement.  The items of CPI Corporation's ("the Company") Form 10-K for the fifty-two weeks ended February 2, 2008 are restated as follows: Part II, Financial Information Item 6 Selected Consolidated Financial Data, Item 7 Management's Discussion and Analysis of Financial Condition and Item 8 Financial Statements and Supplemental Data.

The Company is restating its 2005 financial statements to give effect to certain errors which have been identified in its tax accounting records.  The errors in the tax accounting records resulted in a tax liability that was effectively settled, but not recorded, in the financial statements in 2005.  As a result of these errors, tax benefits of approximately $2.5 million were not recognized within the appropriate period, which led to the overstatement of deferred tax liabilities and an overstatement of income tax expense during the 2005 fiscal year by the same amount.  The restatement impacted certain line items within cash flows from operations, but had no effect on total cash flows from operations and did not impact cash flows from investing activities or financing activities.

This amendment does not reflect events occurring after the filing of the Form 10-K for the fifty-two weeks ended February 4, 2006 (the Original Form 10-K) and does not modify or update the disclosures therein in any way other than as required to reflect the adjustments described above.  Such events include, among others, the events described in our Original Form 10-K and the events described in our reports on Form 8-K, Form 10-K and Form 10-Q filed after the filing of the Original Form 10-K.

Management also has determined that as of February 2, 2008, we had material weaknesses in our internal control over financial reporting related to the accounting for income taxes, the accounting for derivatives and the accounting for advertising.  As described in more detail in Item 9A of this Annual Report on Form 10-K, the Company has undertaken measures designed to remedy those material weaknesses.

TABLE OF CONTENTS

PART I

Item 1.	Business	5
Item 1A.	Risk Factors	10
Item 1B.	Unresolved Staff Comments	13
Item 2.	Properties	14
Item 3.	Legal Proceedings	15
Item 4.	Submission of Matters to a Vote of Security Holders	15

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder
	Matters and Issuer Purchases of Equity Securities	15
Item 6.	Selected Consolidated Financial Data	16
Item 7.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	18
Item 7A.	Quantitative and Qualitative Disclosures About
	Market Risk	31
Item 8.	Financial Statements and Supplementary Data	32
Item 9.	Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosure	70
Item 9A.	Controls and Procedures	70
Item 9B.	Other Information	74

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	74
Item 11.	Executive Compensation	74
Item 12.	Security Ownership of Certain Beneficial Owners
	and Management and Related Stockholder Matters	74
Item 13.	Certain Relationships and Related Transactions, and Director
	Independence	75
Item 14.	Principal Accounting Fees and Services	75

PART IV

Item 15.	Exhibits and Financial Statement Schedules	75
	Signatures	82

The statements contained in this report, and in particular in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995, and involve risks and uncertainties.  Management wishes to caution the reader that these forward-looking statements, such as the Company’s outlook  with respect to the integration of the acquisition of the operating assets and certain liabilities of PCA portrait studios (the “PCA Acquisition”), its relationship with Sears and Wal-Mart, future cash requirements, cost savings, compliance with debt covenants, valuation allowances, reserves for charges and impairments and capital expenditures, are only predictions or expectations; actual events or results may differ materially as a result of risks facing the Company.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” beginning on page 10 of this report.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I
Item 1.              Business

An Overview of the Company

CPI Corp. (“CPI”, the “Company” or “we”), a Delaware corporation formed in 1982, is a long-standing leader in the professional portrait photography of young children and families.  At February 2, 2008, we operated 3,108 studios throughout the United States, Canada, Mexico and Puerto Rico principally under license agreements with Sears, Roebuck and Co. (“Sears”) and Wal-Mart Stores, Inc. (“Wal-Mart”).

We have provided professional portrait photography for Sears customers since 1959 and have been the only Sears portrait studio operator since 1986.  On June 8, 2007 we completed the acquisition of substantially all of the assets and certain liabilities of Portrait Corporation of America (“PCA”).  The operations acquired from PCA are operating within CPI Corp. as the PictureMe Portrait Studio brand (“PMPS brand”) which includes studios operating as PictureMe! Portrait Studios® in the U.S. and as Wal-Mart Portrait Studios in Canada and Mexico.  PictureMe Portrait Studio is the sole operator of portrait studios in Wal-Mart stores and supercenters.  Studios are located in all fifty states, Canada, Mexico and Puerto Rico. Operations in the United States and Puerto Rico are conducted through the Company’s subsidiaries, Consumer Programs Incorporated and CPI Images, LLC, and a partnership, Texas Portraits, L.P. (owned by Consumer Programs Incorporated and another subsidiary, Consumer Programs Partner, Inc.), pursuant to license and lease agreements with Sears and Wal-Mart, respectively. Approximately $115.5 million of long-lived assets are used in our domestic operations as of February 2, 2008.

In Canada, we operate 112 portrait studios in Sears through CPI Corp., which is organized under the laws of Nova Scotia and 253 studios in Wal-Mart through CPI Canadian Images, a partnership, which is organized under the laws of Ontario.  With 2007 sales of $49.7 million, our Canadian studios accounted for 11.7% of our revenues.  Long-lived assets employed in the Company’s Canadian operations at February 2, 2008 amounted to $25.0 million.

We operate a website which supports and complements our studio operations. Searsphotos.com serves as a vehicle to archive, share portraits via email (after a portrait session), and order additional portraits and products.  In 2007, revenues from on-line sales and services were approximately $3.2 million.

The Company’s Products and Services

Our portrait studio brands each offer customers a wide range of products, services and portrait choices. A package sitting consists of a fixed number of portraits, all of the same pose for a relatively low price. Package customers may buy additional portrait sheets for a fee. A custom sitting consists of portraits purchased by the sheet and allows for a variety of sizes, poses and backgrounds. A collection sitting consists of a predetermined number of portraits bundled together at significant savings.  None limit the number of people allowed in the portrait.

Our PictureMe Portrait Studio brand focuses on the sales of packages and portrait collections. Our package is a studio-wide, low-priced advertised “introductory” offer and provides a high volume of portraits with less customization and more limited selections. Our associates offer customers the opportunity to upgrade to a Portrait Collection whereby they receive more variety in terms of poses, sizes and customization.  Customization is currently available only in the digital studios. Our Sears brand focuses on customized portrait solutions that provide a wide variety of selection and customization. Due to the wide variety and customization allowed within our Sears studios, the customer is charged a $14.99 session fee. There are no session fees in our PictureMe Portrait Studio studios.
.
Each brand offers customers the opportunity to join a portrait savings club. Each club requires a one-time fee for a one-year membership. PictureMe Portrait Studio’s Portrait Smiles Club members receive 10% off their entire purchase and a free portrait sheet on each returning visit. Sears’ Smile Saver® Program members receive savings on products and services and pay no session fees for the enrollment period.  Both of these plans were designed to promote customer loyalty while encouraging frequent return visits to the studio.

Once a customer has selected their preferred backgrounds, they enter the camera room where the photographer captures images of multiple poses. Once the photographer is finished, the images are transferred to a monitor at a sales table. It is here where a studio associate reviews all the images with the customer and describes various product options.

As of April 11, 2008, all of our Sears Portrait Studios, with the exception of Canada, are digital and approximately 37% of PictureMe Portrait Studios in the U.S. are as well.  The Company plans to convert all of the remaining U.S. studios to digital by the fall of 2008. PMPS brand, Canada, Mexico and Puerto Rico studios will convert to the digital platform following the U.S. conversion.  In Sears’ digital studios, customer orders are either printed immediately in the studio and/or high-resolution images are transmitted electronically to one of our processing centers for fulfillment. PictureMe Portrait Studio digital studios do not offer on-site printing. In our PictureMe Portrait Studio film studios, film is shipped to  our Charlotte, North Carolina facility. Our processing centers complete the customer’s orders to their specifications and return them to the customer’s studio for pick-up. Orders placed in digital studios are generally available for pick-up within 10 days from the time of order; orders placed in film studios take approximately 2½ weeks.

Sears Portrait Studios have the ability to upload images from any portrait session to our safe and secure searsphotos.com website. With a code and individualized passwords, our customers can view their images from home, share them via email with family and friends, and place orders online for portraits or gifts such as personalized t-shirts, mugs, mouse pads and more.

Financial and Other Business Information

We operate and manage our business as a single operating segment.  See Item 8 – Financial Statements and Supplementary Data for information on our financial condition, including revenues and net earnings for each of the last three fiscal years.  For geographic related information, see Note 1 – Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements.

The Company’s Host Relationships

Sears

We have enjoyed a strong relationship with Sears for more than 40 years under a series of license agreements.  Over that period, except in connection with Sears store closings, Sears has never terminated the operation of any of our studios. While we are materially dependent on a continuing relationship with Sears and are currently negotiating the renewal of our license with Sears, we do not believe that Sears will terminate or materially reduce the scope of our license.  As a Sears licensee, we enjoy the benefits of using the Sears name, access to prime retail locations, Sears' daily cashiering and bookkeeping system, store security services and Sears’ assumption of credit card fees and credit and check authorization risks.  Our customers also have the convenience of using their Sears credit cards to purchase our products or services.

As of February 2, 2008, the Company operated 893 studios, which are located in Sears stores in the United States under a license agreement that runs through December 31, 2008. Under this agreement, we pay Sears a license fee of 15% of total annual net sales for studios located in Sears stores. We provide all studio furniture, equipment, fixtures and advertising, and we are responsible for hiring, training and compensating our employees.  We have agreed to indemnify Sears against claims arising from our operation of Sears Portrait Studios except to the extent any injury or damage is caused solely by Sears’ negligence.

The Company, upon certain conditions, has agreed to provide Sears with certain commission adjustments (the “Contingent Payments”) through 2008, the remaining term of the current United States agreement.  The Contingent Payments are triggered only if the Company operates more than 24 domestic non-Sears portrait studios and the rate of growth in total contractual commissions paid to Sears does not exceed levels specified in the agreement.  If both of these conditions occur, the Contingent Payments are determined by a formula included in the agreement, however, in no event shall such payments exceed $2.5 million annually or $7.5 million cumulatively through 2008.  As a result of the addition of PictureMe Portrait Studios in 2007, this provision applies and the related commission adjustments have been accrued in the accompanying 2007 consolidated financial statements.

As of February 2, 2008, we operated 30 freestanding studios in the United States under the Sears name in locations not within a Sears store.  The Company pays Sears a license fee of 7.5% of total annual net sales per studio in these locations.  We pay rent and utilities at each of these locations and provide all studio furniture, equipment, fixtures, leasehold improvements and advertising. We are also responsible for hiring, training and compensating our employees.  These studios benefit from the use of the Sears name and Sears’ payment for credit card fees and check clearance systems.

Under a license agreement with Sears Canada, Inc., a subsidiary of Sears, the Company operates 112 Canadian studios as of February 2, 2008.  This agreement, dated January 1, 2003, expired December 31, 2006.  We continue to operate our Canadian studios under the terms of the aforementioned agreement as discussions continue with Sears Canada to arrive at a mutually satisfactory extension or new agreement.  In 2005, 2006 and 2007, the license fee in Canadian dollars that we pay to Sears was 13% of the first C$30 million of annual net sales and 8% for annual net sales greater than C$30 million.   We provide all studio furniture, equipment, fixtures and advertising and are responsible for hiring, training and compensating our employees.

Under the terms of our existing license agreement with Sears in the United States, Sears is under no contractual obligation to invite us to open portrait studios in new Sears or Sears Grand stores.    Once we do establish a portrait studio in a new Sears store, that studio is then governed by the terms of our existing license agreement.

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

Wal-Mart

Upon acquisition of the PCA assets on June 8, 2007, the Company became the sole operator of portrait studios in Wal-Mart Stores and Supercenters in the U.S., Puerto Rico, Canada and Mexico.  The Company operates under the trade names PictureMe Portrait Studios™ in the U.S. and Wal-Mart Portrait Studios in Canada and Mexico.  As of February 2, 2008, the Company operated 2,070 studios worldwide and approximately 35% of our fiscal 2007 revenue was derived from sales within Wal-Mart. While we are materially dependent on a continuing relationship with Wal-Mart, we do not believe that Wal-Mart will terminate or materially reduce the scope of our licenses.   As part of the PCA transaction, we assumed certain preexisting license agreements between PCA and Wal-Mart.  These license agreements are summarized below.

Effective June 8, 2007, the Company has a U.S. Master Lease Agreement with Wal-Mart Stores East LP, Wal-Mart Stores, Inc., Wal-Mart Louisiana, LLC and Wal-Mart Stores Texas, LLC (the “U.S. Lease Agreement”).   The U.S. Lease Agreement, negotiated by PCA and Wal-Mart during PCA’s bankruptcy proceedings, requires us to pay a rental fee to Wal-Mart based upon a percentage of  sales of our studios operating in Wal-Mart’s U.S. stores.  The agreement has an initial term of three years but automatically extends for an additional two years for each studio from which Wal-Mart receives rental fees for the period July 1, 2008 through June 30, 2009 at a minimum specified rate per square foot.  For each studio for which Wal-Mart receives less than the specified rate per square foot, the Company and Wal-Mart may mutually agree to extend the individual studio license for an additional two years by written agreement.

The assumed U.S. agreement also contains a provision calling for the closure of 500 PictureMe Portrait Studios (the rebranded name of the former PCA Wal-Mart studios) every fiscal year in which our PictureMe Portrait Studio comparable studio sales are both negative and more than 50 basis points below Wal-Mart’s comparable U.S. store sales.  After the first fiscal year the PictureMe Portrait Studios achieve positive comparable studio sales, this provision is no longer applicable.  The Company and Wal-Mart recently executed an amendment to the U.S. agreement which provides for the closure of 51 of the Company’s existing studios by July 31, 2008 or later if agreed to in writing by the parties, eliminates a section of the original agreement that required a specified number of studio closures if specified comparable store sales targets are not met, and provides for a reduction in minimum studio hours of operation.  The closure of 51 studios is expected to have an impact of approximately $1,000 per studio which is immaterial to the Company’s future results of operation.

Our relationship with Wal-Mart Canada Corp. is governed by an amended and restated licence agreement effective January 1, 2006.  We are required to pay Wal-Mart Canada a licence fee based on a percentage of the  sales of our portrait studios operated in Wal-Mart’s Canadian stores.  The agreement has a five-year term, and Wal-Mart Canada has an option to renew for two renewal periods of two years.  Studios that were in operation on the effective date of this agreement are subject to a licence schedule, which specifies expiration dates for those specific studios.  Based on this licence schedule, our Canadian studios licences expire as follows:  94 in 2008, 112 in 2009, 20 in 2010, 15 in 2011, 10 in 2012 and 2 in 2013.  Although we anticipate that these agreements will renew, there is no assurance of such.  As of February 2, 2008, we operate 253 studios under the agreement with Wal-Mart Canada.

Within Mexico, our relationship with Nueva Wal-Mart De Mexico, S de R.L. de C.V. ("Nueva Wal-Mart De Mexico") is governed by an agreement dated as of June 1, 2002 for the first 44 studios. New agreements, with the same terms, are entered into as additional studios are added in Mexico. The agreements run for an undefined period of time. Neither party may terminate an agreement for a studio during the studio's first year of operation; thereafter, either party may terminate the agreement with respect to a studio by giving the other party written notice 30 days prior to the termination date. Under these agreements, Nueva Wal-Mart De Mexico is compensated based upon a percentage of our total sales in all Wal-Mart studios in Mexico. As of February 2, 2008, we operated in 115 Nueva Wal-Mart De Mexico studios.

Industry Background and Competition

We compete in a highly fragmented $8 billion domestic professional portrait photography industry. The primary segments within the industry are babies, preschoolers, school-age children (including youth sports and graduation portraits), adults, families/groups, weddings, passports and churches. Other segments include: cruise ships, conventions/events, glamour and executive portraits. Our competitors include large studio chains operating in national retailers, other national free-standing portrait studio companies, numerous regional start-ups aided by the advancements in digital photographic technology, national school and church photographers and a large number of independent portrait photography providers. The majority of the industry is comprised of small, independent photography companies and individual photographers.

Like CPI, several other portrait photography companies provide services in retail hosts. These companies and their retail hosts include: LifeTouch (JC Penney and Target), Olan Mills (K-Mart, Belk’s, Meijer’s and Macy’s) and Kiddie Kandids (Babies R Us). We believe that we are the largest of these competitors based on revenues generated in the respective retail hosts.

A number of other companies in the professional portrait photography industry operate freestanding studios on a national, regional or local basis. Among the more sizeable of these companies is Picture People, which operates independent, mall-based locations. In addition, with the advancements in digital photographic technology, we have witnessed numerous regional start-ups within the industry.

Industry players generally compete on the basis of the following: price, service, quality, location, product mix and convenience, including the immediate fulfillment of finished portraits at the time of the portrait session. Many competitors focus heavily on price and commonly feature large portrait packages at aggressively low prices in mass marketing promotions. Some of these same competitors have eliminated all sitting or session fees.

Our PictureMe Portrait Studio brand focuses on the sales of packages and portrait collections. Our package is a low-priced advertised “introductory” offer and provides a high volume of portraits with less customization and more limited selections. Our associates offer customers an opportunity to upgrade to a Portrait Collection whereby they receive more variety in terms of poses, sizes and customization. Customization is currently available only in the digital studios. While our products and services are some of the lowest priced in the industry, we do not feel that we are offering lesser value. In fact, it is our lower price that enables the PictureMe Portrait Studio customer to get some of the same products and services and professionalism that higher priced studios offer. It is an added benefit to the PictureMe Portrait Studio customer that session fees do not apply. The Sears brand focuses on customized portrait solutions that provide a wide variety of selection and customization.  The Sears customer is charged a session fee. Except for promotions at key times of the year, the Sears brand has not followed the “no session fee ever” practice because we believe a session fee is justified by the professionalism of our photographers, the quality of our equipment, our commitment to service and overall studio experience.  Furthermore, while our products and services are competitively priced, they are not generally the lowest priced in the industry as we focus on offering a better value proposition. Other competitors, notably Picture People, have emphasized convenience and experience over low price and also the immediate fulfillment of orders in the studio as opposed to longer lead times of central lab fulfillment.

The industry remains in constant transformation today brought about by significant advances in digital photographic technology. These technologies have made it possible to capture, manipulate, store and print high-resolution digital images in a decentralized environment. It is this digital evolution that has required industry incumbents to review and adjust their business models while fostering a number of new digital start-ups.  The digital evolution has generated photographic experimentation with the consumer and a “do-it-yourself” mentality that did not exist in years past. This has impacted overall portrait studio activity and frequency.

Seasonality and Inflation

Our business is highly seasonal, with the largest volume occurring in the fourth fiscal quarter, between Thanksgiving and Christmas.  For fiscal years 2007, 2006 and 2005, fourth quarter sales accounted for 38%, 34%, 35%, respectively, of total net sales for the year. Historically most, if not all, of the net earnings for the year are generated in the fourth fiscal quarter.   The timing of Easter, another seasonally important time for portraiture sales, can have a significant impact on the timing of recognition of sales revenues between the Company’s first and second fiscal quarters.  Historically, earlier Easters translate into lower sales due to the closer proximity of the earlier Easter date to the preceding Christmas holiday season during which customers are most portrait-active.  Most of the Company’s Easter-related sales in 2007, 2006 and 2005, years with earlier Easters, were recognized as revenues, in accordance with the Company’s revenue recognition policies reflected in Note 1 in the accompanying Notes to Consolidated Financial Statements, in the first fiscal quarter.  The moderate rate of inflation over the past three years has not had a significant effect on the Company’s revenues and profitability.

Suppliers

We purchase photographic paper and processing chemistry from three major manufacturers.  Eastman Kodak provides photographic paper for all central lab fulfillment for Sears Portrait Studios pursuant to an agreement in effect through June 30, 2008.  Dye sublimation paper used for proof sheets, portrait collages and portrait orders delivered at the end of a sitting in digital studios is provided primarily by Sony.  Fuji Hunt provides photographic paper for fulfillment of orders in PictureMe Portrait Studios and Wal-Mart Portrait Studios as well as processing chemistry.  We purchase camera and lens components, monitors, computers, printers and other equipment and materials from a number of leading suppliers.

Typically, we do not encounter difficulty in obtaining equipment and materials in the quantity and quality we require and we do not anticipate any problems in obtaining our requirements in the future.  We believe that we enjoy good relationships with our vendors.

For film locations, primarily in PictureMe Portrait Studios and Sears Canada, we have internalized most repairs and have built an internal knowledge base and repair capability to support our studio equipment.  Additionally, retirements of analog studio equipment have added to our store of replacement parts.  The computer and digital equipment used by us in the digital format consists of standard components that are readily available from multiple suppliers.

CPI has successfully converted all of its U.S. Sears Portrait Studios, 20 of its Sears Canada Studios and 632 of its U.S. PictureMe Portrait Studios as of April 11, 2008 to the full digital platform utilizing the software of a single vendor for our studio photography and manufacturing fulfillment digital systems.  Our contract with our software vendor allows CPI to scale the use of the software as necessary to support all of our current and prospective studios and labs.  Our vendor successfully met our peak season 2007 and 2006 volume requirements while we continue working with them to improve workflow efficiency.

Intellectual Property

We own certain registered service marks and trademarks, including Portrait Creations®, and Smile Savers Plan®, PictureMe! Portrait Studios® and The Portrait Gallery, which have been registered with the United States Patent and Trademark Office.  Our rights to these trademarks will continue as long as we comply with the usage, filing and other legal requirements relating to the renewal of trademarks.

The Company’s Employees

As of February 2, 2008, we had approximately 12,854 employees, including approximately 5,462 part-time and temporary employees.

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

We are materially dependent upon Sears and Wal-Mart.

Substantially all of our sales are derived from sales in Sears or Wal-Mart stores. Therefore, we are materially dependent upon our relationship with both Sears and Wal-Mart, the continued goodwill of Sears and Wal-Mart and the integrity of their brand names in the retail marketplace. Any deterioration in our host relationships could have a material adverse effect on us.

Because we represent only a small fraction of Sears and Wal-Mart revenues, any deterioration of either host relationship would have a far greater effect on us than on the host.

In addition, our competitive posture could be weakened with negative changes in Sears’ or Wal-Mart’s competitive posture.

Our business practices and operations need to be acceptable to our hosts.

Because of the importance of our Sears and Wal-Mart relationships, our business practices and procedures must at all times be acceptable to the host.  In addition, under our  agreements there are substantial contractual rights, which the host can exercise in a manner that can have a material adverse effect on us.  Consequently, in the future, we may make changes to our business practices and procedures, including with regards to advertising and promotions, product offerings, studio facilities and technology in response to host requests that would not be in our best interests and could materially and adversely affect our sales, costs, margins, business development or other aspects of our business.

Our hosts may terminate, breach, otherwise limit or increase our expenses under our license agreements.

Our Sears and Wal-Mart studios in the U.S., Canada and Mexico are operated pursuant to license and lease agreements, respectively.  As of February 2, 2008, our license agreements have the following expiration dates: for our U.S. and Puerto Rico Sears studios, December 2008; for our U.S. and Puerto Rico Wal-Mart studios, June 2010; for our Canadian Wal-Mart Studios, 94 in 2008, 112 in 2009, 20 in 2010, 15 in 2011, 10 in 2012 and 2 in 2013; and for our Mexican Wal-Mart studios, with 30-day notice after one year of operation. For our Canadian Sears studios, the agreement has expired and we are currently operating our studios under the terms of such agreement as discussions continue with Sears Canada to arrive at a mutually satisfactory extension or new agreement.  The U.S. Sears agreement is currently in negotiation and the termination of this agreement or the inclusion of unfavorable terms could have a material adverse impact on us.   There can be no assurance that we will be able to reach an acceptable agreement.  These agreements are more fully described in “Item 1. The Company’s Host Relationships.”

Sears and Wal-Mart are under no obligation to renew these agreements.  They may also seek to increase the fees we pay under our agreements upon renewal of the agreements. In addition, license fees under our Sears Canadian agreement increase periodically if certain sales or other conditions are met. We do not have the contractual right to close any poorly performing locations without Sears or Wal-Mart’s consent.  In addition, our license agreements do not prohibit Sears and Wal-Mart from selling many of the tangible goods we sell, or from processing film or digital photos, in other departments within its stores. Furthermore, there is always the risk that Sears or Wal-Mart might breach our agreements. The loss or breach of the agreements could have a material adverse effect on us. An adverse change in any other aspects of our business relationship with Sears or Wal-Mart, including the reduction of the number of studios operated pursuant to such arrangements or a decision by Sears or Wal-Mart to license studios to other persons could have a material adverse effect on us.

The Company may not be able to realize the anticipated benefits from the acquisition of the PictureMe Portrait Studio brand.

Achieving the anticipated benefits of the acquisition of the PictureMe Portrait Studio brand depends on the timely, efficient and successful execution of a number of events, including integrating the PictureMe Portrait Studio business into the Company.  Factors that could affect the Company’s ability to achieve these benefits include:

•	Difficulties in integrating and managing personnel, financial reporting and other systems used by the PictureMe Portrait Studio business into the Company;
•	The failure of the PictureMe Portrait Studio business to perform in accordance with the Company’s expectations;
•	Any future goodwill impairment charges that the Company may incur with respect to the assets of PictureMe Portrait Studio;
•	Failure to achieve anticipated synergies between the Company’s business units and the business units of PictureMe Portrait Studio; and
•	The inability to maintain Wal-Mart as a host.

If the PictureMe Portrait Studio business does not operate as anticipated, it could materially harm the Company’s business, financial condition and results of operations.  The integration of PictureMe Portrait Studio will place significant demands on administrative, operational and financial resources, and there is no assurance that the Company will be able to successfully integrate the PictureMe Portrait Studio business.  Failure to successfully integrate PictureMe Portrait Studio with CPI, and to successfully manage the challenges presented by the integration process, may prevent the Company from achieving the anticipated benefits of the acquisition and could have a material adverse effect on the business.

We have a high level of indebtedness which may impair our ability to operate effectively and impair future performances.

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

Portrait photography services may be affected by negative trends in the general economy. Any reduction in consumer confidence or disposable income in general may affect companies in this specialty retail service industry. In addition, our portrait studios are somewhat dependent on customer traffic generated by the host stores. The host stores, as part of the retail industry, may be affected by a downturn in the economy and a decrease in discretionary income of potential customers. A reduction in host store traffic could adversely affect us.

If our key suppliers become unable to continue to provide us supplies under our current contracts, we will need to obtain an alternative source of supplies. If we enter into an agreement to obtain such supplies at less desirable terms, our financial condition and results of operations could be materially adversely affected.

As described in “Item 1. Suppliers,” the Company purchases photographic paper, dye sublimation paper and chemistry from several suppliers.  Additionally, the Company utilizes the software of a single vendor for our studio photography and manufacturing fulfillment for digital systems.   If these companies become unable to continue to provide us supplies or services under our current arrangements or if prices are increased dramatically, we will need to obtain alternative sources of supplies or services.

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

The companies in our industry compete on the basis of price, service, quality, location, product mix and convenience of retail distribution channel.  If the Company cannot continue to provide perceived value for our customers, this could have a material adverse impact on sales and profitability.  To compete successfully, we must continue to remain competitive in areas of price, service, quality, location, product mix and convenience of distribution. Likewise, the proliferation of amateur digital photography is making customers more discerning and demanding and has adversely affected overall portrait activity/frequency.

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

Our business is highly seasonal, with the largest volume occurring in the fourth fiscal quarter, between Thanksgiving and Christmas. The fourth quarters in fiscal 2007 and 2006  accounted for approximately 38% and 34% of our annual sales, respectively.  As a result, fourth quarter operating results significantly impact annual operating results.  Our fourth quarter operating results may fluctuate significantly based on many factors, including holiday spending patterns, prevailing economic conditions and weather conditions.

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

We are dependent upon the efficient operation of our portrait processing facilities to maintain our portrait quality, timeliness of delivery and low cost operation. Our digital platform utilizes the software of a single vendor for our studio photography and manufacturing fulfillment digital systems.   Any material delay in the vendor’s networking environment, coupled with a failure to identify and implement alternative solutions, could have an adverse effect upon the operations of the business.  Additionally, should this vendor no longer operate, the Company may be forced to find another source of this support, which could be more costly and could delay digital production for a period of time.  Although on-site printing is an available alternative to central printing in the Sears’ digital environment, it currently would be difficult and costly for on-site printing to replace central fulfillment during the holiday busy season. Our PictureMe Portrait Studio brand is still primarily on an analog film system which operates from customized equipment that is not readily available in the marketplace.  Although we plan to convert PictureMe Portrait Studio to digital in 2008, any lengthy disruption in our film processing system before the successful conversion of the majority of the PictureMe Portrait Studio business to the digital environment would have an adverse impact on the business. Any disruption of our processing systems for any reason could adversely impact our business, financial condition and results of operations.

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

Item 1B.                 Unresolved Staff Comments

None.

Item 2.              Properties

The following table sets forth certain information concerning the Company’s principal facilities:

	APPROXIMATE
	AREA IN		OWNERSHIP
LOCATION	SQUARE FEET	PRIMARY USES	OR LEASE
Charlotte, NC	348,000	Office Park	Owned
St. Louis, MO	300,000	Administration and Portrait processing	Owned
Charlotte, NC	160,000	Administration and Portrait processing	Owned
St. Louis, MO	155,000	Parking Lots	Owned
Charlotte, NC	60,000	Administration and Portrait processing	Owned
Charlotte, NC	60,000	Warehousing	Leased	(2)
Brampton, Ontario	40,000	Administration, Warehousing and Portrait processing	Owned
St. Louis, MO	34,100	Warehousing	Leased	(1)
Charlotte, NC	30,300	Warehousing	Owned
Thomaston, CT	25,000	Administration and Portrait processing	Owned

(1)	Lease term expires on June 30, 2008.
(2)	Lease term expires on April 30, 2008.

Studio license/lease agreements

As of February 2, 2008, the Company operates portrait studios in host stores under license and lease agreements as shown below:

NUMBER
OF STUDIOS	COUNTRY	LICENSOR/LESSOR
893	United States and Puerto Rico	Sears
1,702	United States and Puerto Rico	Wal-Mart
112	Canada	Sears Canada, Inc.
253	Canada	Wal-Mart Canada Corp.
115	Mexico	Nueva Wal-Mart de Mexico, S de R.L. de C.V.
33	United States studios not in Sears or Wal-Mart	Third parties - generally leased for at least 3 years with some having renewal options

The Company pays each host a  fee based on annual sales within the respective host stores.  This license fee covers the Company’s use of space in the host stores, the use of Sears’ name and the use of the Wal-Mart name in Canada and Mexico.  No separate amounts are paid to hosts expressly for the use of space.  See Part I, Item 1.  "BUSINESS, The Company’s Host Relationships" for more information on the license agreements.

The Company believes that the facilities used in its operations are in satisfactory condition and adequate for its present and anticipated future operations.

The Company's physical properties owned or leased are all considered commercial property.

Item 3.              Legal Proceedings

The Company and two of its subsidiaries are defendants in a lawsuit entitled Shannon Paige, et al. v. Consumer Programs, Inc., filed March 8, 2007, in the Superior Court of the State of California for the County of Los Angeles, Case No. BC367546.  The case was subsequently removed to the United States District Court for the Central District of California, Case No. CV 07-2498-FMC (RCx).  The Plaintiff alleges that the Company failed to pay him and other hourly associates for “off the clock” work and that the Company failed to provide meal and rest breaks as required by law.  The Plaintiff is seeking damages and injunctive relief for himself and others similarly situated.  The case is in preliminary stages of discovery.  Class certification has yet to be addressed, but the Company intends to contest class certification at the earliest opportunity. The Company believes the claim is without merit and intends to vigorously defend itself and its subsidiaries against these claims.

The Company is a defendant in a lawsuit entitled Picture Me Press LLC v. Portrait Corporation of America, et al., Case No. 5:08cv32, which was filed in the United States District Court for the Northern District of Ohio on January 4, 2008. The suit alleges that the Company’s operation of PictureMe! Portrait Studios infringes on Plaintiff’s trademark for its picture books and seeks damages and injunctive relief.  The Company believes the case is without merit and will vigorously defend itself against these claims.   The Company has denied the claims and filed counterclaims against the Plaintiff.

The Company is also a defendant in other routine litigation, but does not believe these lawsuits, individually or in combination with the cases described above, will have a material adverse effect on its financial condition. The Company cannot, however, give assurances that these legal proceedings will not have a material adverse effect on its business or financial condition.

Item 4.              Submission of Matters to a Vote of Security Holders

No matters were submitted to stockholders for a vote during the fourth quarter of fiscal year 2007.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock and Cash Dividends

Since April 17, 1989, the Company's common stock has been traded on the New York Stock Exchange under the symbol CPY.

The following tables set forth the high and low closing prices of the common stock reported by the New York Stock Exchange and the dividends declared for each full quarterly period during the Company's last two fiscal years.

FISCAL YEAR 2007
(ending February 2, 2008)	HIGH	LOW	DIVIDEND
First Quarter	$58.20	$50.00	$0.16
Second Quarter	84.40	57.51	0.16
Third Quarter	65.78	30.36	0.16
Fourth Quarter	30.84	17.11	0.16

FISCAL YEAR 2006
(ending February 3, 2007)	HIGH	LOW	DIVIDEND
First Quarter	$21.19	$16.49	$0.16
Second Quarter	34.85	21.20	0.16
Third Quarter	50.00	28.50	0.16
Fourth Quarter	54.65	41.06	0.16

Shareholders of Record

As of May 2, 2008, the closing sales price of the Company's common stock was $19.25 per share with 6,459,834 shares outstanding and 1,259 holders of record.

Dividends

The Company intends, from time to time, to pay cash dividends on its common stock, as its Board of Directors deems appropriate, after consideration of the Company's operating results, financial condition, cash requirements, restrictions imposed by credit agreements, general business conditions and such other factors as the Board of Directors deems relevant.

Issuer Repurchases of Equity Securities

The Company did not repurchase any equity securities during the fourth quarter of fiscal year 2007.  On February 8, 2006, the Company purchased 1,658,607 shares at $19.50 per share or a total consideration of approximately $32.4 million as a result of a Dutch Auction self-tender offer.

Item 6.                        Selected Consolidated Financial Data

The summary historical consolidated financial data as of and for each of the fiscal years in the five-year period ended February 2, 2008 set forth below have been derived from the Company’s audited consolidated financial statements. The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included herein.  Certain of this data has been restated to reflect adjustments described in Note 2 to the consolidated financial statements included in Item 8 of this Form 10-K.

thousands except per share data			2005
	2007	2006	(restated)	2004	2003

STATEMENT OF OPERATIONS (1)
Net sales	$424,026	$293,803	$291,984	$281,865	$299,044
Cost of sales	43,871	28,128	32,651	33,855	37,742
Selling, general and administrative expenses	333,265	221,295	224,457	222,398	229,475
Depreciation and amortization	27,328	16,922	19,952	16,377	16,793
Other charges and impairments (2)	5,195	1,240	2,767	15,679	5,515

Income (loss) from operations	14,367	26,218	12,157	(6,444)	9,519
Interest expense, net (3)	8,818	1,815	1,098	981	1,344
Impairment (recovery) and related obligations of
preferred security interest (4)	-	(887)	-	9,789	-
Loss from debt extinguishment (5)	-	-	529	-	-
Other income, net (6)	175	144	247	263	850
Income tax expense (benefit)	1,951	9,107	1,905	(2,189)	3,183

Income (loss) from continuing operations	3,773	16,327	8,872	(14,762)	5,842
Net loss from discontinued operations (1)	(197)	-	-	(3,746)	(4,624)

Net earnings (loss)	$3,576	$16,327	$8,872	$(18,508)	$1,218

SHARE AND PER SHARE DATA (1)
Net earnings (loss) from continuing operations - diluted (7)	$0.59	$2.56	$1.13	$(1.87)	$0.72
Net earnings (loss) from continuing operations - basic (7)	0.59	2.57	1.13	(1.87)	0.72
Net earnings (loss) - diluted	0.56	2.56	1.13	(2.35)	0.15
Net earnings (loss) - basic	0.56	2.57	1.13	(2.35)	0.15

Dividends	$0.64	$0.64	$0.64	$0.64	$0.60
Average shares outstanding - diluted	6,416	6,376	7,881	7,888	8,148
Average shares outstanding - basic	6,391	6,353	7,854	7,888	8,082

CASH FLOW DATA (continuing operations only)
Net cash provided by operating activities	$41,696	$37,950	$18,697	$16,477	$32,118
Net cash provided by (used in) financing activities (7)	$90,788	$(43,567)	$(1,223)	$(24,827)	$(13,929)
Net cash used in investing activities	$(99,883)	$(2,358)	$(17,633)	$(6,597)	$(14,840)

Capital expenditures (8)	$17,113	$2,760	$20,235	$15,157	$19,405

Item 6.                        Selected Consolidated Financial Data (continued)

thousands			2005
	2007	2006	(restated)	2004	2003
BALANCE SHEET
Cash and cash equivalents	$59,177	$26,294	$34,269	$33,883	$51,011
Current assets	92,819	55,071	69,629	72,868	93,215
Net fixed assets	56,280	26,693	41,282	41,658	52,735
Assets of business transferred under contractual arrangements (9)	-	-	-	-	8,975
Assets of supplemental retirement plan (10)	3,508	3,588	3,706	6,141	11,491
Goodwill and intangible assets (11)	62,956	512	512	512	512
Other assets	20,954	7,298	11,015	13,921	1,540
Total assets	236,517	93,162	126,144	135,100	168,468
Current liabilities	83,051	49,407	56,065	69,448	67,288
Other liabilities	33,470	23,209	25,739	25,716	23,765
Long-term debt, less current maturities	103,022	7,747	15,747	17,050	25,589
Stockholders' equity (7)	16,974	12,799	28,593	22,886	51,826

(1)	Following are business areas classified as discontinued operations and for which prior year’s consolidated financial statements were reclassified to reflect these changes:

-	In 2007, UK operations which were acquired in the PCA acquisition
-	In 2004, mobile photography operations and the Mexican Portrait Studio business

(2)	Other charges and impairments:

thousands	2007	2006	2005	2004	2003

Reserves for severance and related costs (a )	$2,035	$878	$2,546	$3,430	$1,346
Other transition related costs - PCA Acquisition (b)	2,817	-	-	-	-
Impairment charges (c)	256	179	567	6,516	-
Accruals related to accelerated vesting of supplemental retirement
plan benefits and guaranteed bonuses for 2004 (d)	-	-	-	3,656	-
Pension plan curtailment (e)	-	-	-	-	2,385
Consent solicitation costs (f)	-	-	-	816	1,663
Production facility closure (g)	-	-	-	-	121
Other (h)	87	183	(346)	1,261	-
	$5,195	$1,240	$2,767	$15,679	$5,515

(a)	Consists principally of expenses and related costs for employee severance, retirements and repositioning. In 2007, this cost is primarily related to the PCA Acquisition.
(b)
Consists of integration-related costs relative to the PCA Acquisition ($2.0 million), costs associated with the closure of the institutional business acquired from PCA ($265,000) and  costs associated with the transfer of contractual obligations from PCA to CPI ($523,000).

(c)
Consists of 2004 write-offs and write-downs of certain previously capitalized technology costs, 2005 parts and film inventory and other asset write-offs resulting from the conversion from an analog film environment to the full digital format, 2006 write-off of certain legacy equipment that will no longer be used in the business and 2007 write-off of software that will not be used in the business.

(d)	Consists of costs related to accelerated vesting of executive benefits and bonuses.
(e)	Represents the charge related to the freeze on future benefit accruals under the pension plan.
(f)	Consists of professional fees relative to the proxy consent solicitation.
(g)	Consists of the write-off of a remaining lease obligation.
(h)
Consists of expenses related to non-refundable loan commitment fees as well as charges related to early contract terminations and settlements with certain of the Company’s vendors and consultants.  2006 represents investment banking and legal services in connection with the strategic alternative review.

Item 6.                        Selected Consolidated Financial Data (continued)

(3)	In 2007, includes expense in of $2.9 million in connection with marking an interest rate swap agreement to its market value.

(4)
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

(5)	Consists of a make-whole fee totaling $457,000 and the write-off of unamortized fees, both related to the early redemption of the Company’s Senior Notes in November 2005.

(6)
In 2003, the Company recognized $503,000 in other income related to a liquidating distribution of the Company’s membership interest in General American Life Insurance Co. (“GA”) when GA’s stock was sold to MetLife and $118,000 in other income related to death benefits received from a company-owned life insurance policy on a former executive.

(7)	The Company recorded the repurchase of:
-	1,658,607 shares of common stock for $32.4 million in 2006
-	406,780 shares of common stock for $6.0 million in 2004, and
-	54,200 shares of common stock for $935,000 in 2003.

(8)	2003 includes $7.3 million representing an accrued commitment for computer equipment and peripherals that were purchased in the fourth quarter of 2003 and paid for in 2004.

(9)
Assets of business transferred under contractual arrangements resulted from the sale of the discontinued Wall Décor operation of Prints Plus.  As a result of the deteriorating financial performance of Prints Plus and its subsequent bankruptcy declaration, in 2004 certain assets related to the Company’s preferred security interest in Prints Plus totaling $7.7 million were written off and the Company’s revolving line of credit to Prints Plus was repaid in full and then terminated.

(10)	Represents a benefit trust established in 2000 to fund supplemental retirement benefits for certain current and former executives.

(11)
At the time of the PCA Acquisition, the Company acquired the host agreements with Wal-Mart, the customer lists and additional goodwill.  See Note  7 to the Notes to Consolidated Financial Statements for further discussion.

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

EXECUTIVE OVERVIEW

Restatement

The Company is restating its 2005 financial statements to give effect to certain tax depreciation errors which have been identified in its tax accounting records.  The errors in the tax accounting records resulted in a tax liability that was effectively settled, but not recorded, in the financial statements in 2005.  As a result of these errors, tax benefits of approximately $2.5 million were not recognized within the appropriate period, which led to the overstatement of certain deferred tax liabilities and an overstatement of income tax expense during the 2005 fiscal year by the same amount.  The restatement impacted certain line items within cash flows from operations, but had no effect on total cash flows from operations and did not impact cash flows from investing activities or financing activities.  See Note 2 to these Consolidated Financial Statements for further discussion.

The Company’s Operations

CPI Corp. is a long-standing leader, based on sittings and related revenues, in the professional portrait photography of young children, individuals and families.  From a single studio opened by our predecessor company in 1942, we have grown to 3,108 studios throughout the United States, Canada, Puerto Rico and Mexico principally under  agreements with Sears and Wal-Mart.  The Company has provided professional portrait photography for Sears’ customers since 1959 and has been the only Sears portrait studio operator since 1986.

On June 8, 2007, the Company completed the PCA Acquisition. The results of the acquired operations have been included in the consolidated financial statements since that date.  As a result of the PCA Acquisition, CPI is the sole operator of portrait studios in Wal-Mart stores and supercenters in the U.S., Puerto Rico, Canada and Mexico.   Management has determined that the Company operates in one segment offering similar products and services in all locations.

As of the end of the last three fiscal years, the Company’s studio counts were:

	2007	2006	2005

Within Sears or Sears Grand stores:
United States and Puerto Rico	893	894	894
Canada	112	112	114

Within Wal-Mart stores:
United States and Puerto Rico	1,702	-	-
Canada	253	-	-
Mexico	115	-	-

Locations not within Sears or Wal-Mart stores	33	35	38

Total	3,108	1,041	1,046

During 2005, the Company completed its transition of all its U.S. Sears studios to full digital technology.  At February 2, 2008, the Company operated 20 of its Sears Canadian stores in the full digital format.  The PictureMe Portrait Studios acquired in 2007 were all analog film studios at the date of acquisition.  632 U.S. PictureMe Portrait Studios have been converted to digital technology as of April 11, 2008.  The installation of a new digital lab sufficient to handle the worldwide fulfillment requirements of the PictureMe Portrait Studio business is nearing completion.  The Company is also testing new sales and marketing programs and studio work processes, implementing new performance management systems in the field, integrating back-office/support functions, and driving additional operating efficiencies in production and studio labor management.  The Company expects to transfer most remaining PictureMe Portrait Studio operations to the Company’s existing support platforms during fiscal 2008, plans to convert all of its U.S. studios to digital technology prior to the 2008 holiday selling season and plans to convert substantially all of its Canadian and Mexican studios to digital technology by the end of fiscal 2008.

RESULTS OF OPERATIONS

A summary of consolidated results of operations and key statistics follows:

thousands, except share and per share data			2005
	2007	2006	(restated)
Net sales	$424,026	$293,803	$291,984

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	43,871	28,128	32,651
Selling, general and administrative expenses	333,265	221,295	224,457
Depreciation and amortization	27,328	16,922	19,952
Other charges and impairments	5,195	1,240	2,767
	409,659	267,585	279,827

Income from continuing operations	14,367	26,218	12,157

Interest expense	10,652	2,380	1,795
Interest income	1,834	565	697
Lease guarantee reserve reduction	-	(887)	-
Loss from debt extinguishment	-	-	529
Other income, net	175	144	247
Earnings from continuing operations before income tax expense	5,724	25,434	10,777

Income tax expense	1,951	9,107	1,905

Net earnings from continuing operations	3,773	16,327	8,872

Net loss from discontinued operations	(197)	-	-

NET EARNINGS	$3,576	$16,327	$8,872

Net earnings per share - diluted	$0.56	$2.56	$1.13

Impact of the PCA Purchase Price Allocation

The purchase price of the assets acquired in the PCA Acquisition was allocated based on fair value of the specific tangible and intangible assets acquired and liabilities assumed at the time of the acquisition pursuant to a valuation. The excess of the total purchase price over the value of the tangible and intangible assets acquired and liabilities assumed at closing was allocated to goodwill, which is subject to annual impairment review. The purchase accounting adjustments that had a material impact on our financial position and results of operations include:

Deferred Revenue

Prior to the acquisition, the deferred revenue related to the PCA Acquisition was $10.0 million. The purchase accounting adjustment to reflect the deferred revenue balance at its fair value was $9.0 million, which resulted in a beginning deferred revenue balance related to the PCA Acquisition on June 8, 2007 of $964,000.  This adjustment has the effect of reducing revenue in periods subsequent to the acquisition for approximately one year. The deferred revenue adjustment resulted in  a reduction of $8.2 million in total revenue for the period of June 8, 2007 through February 2, 2008. The reduction in revenue in this period results in corresponding reductions to gross profit, operating income and income before income taxes of $7.8 million, $3.4 million and $3.4 million, respectively.

Depreciation

As a result of the purchase accounting associated with the PCA Acquisition, fixed assets were recorded at approximately $36.8 million. The initial annual depreciation for the acquired PCA fixed assets is approximately $19.3 million.

Amortization of Acquired Intangible Assets

As a result of the purchase accounting associated with the PCA Acquisition, $47.0 million was allocated to intangible assets related to the host agreements with Wal-Mart ($44.0 million) and the customer lists ($3.0 million) pursuant to a valuation.   The host agreements with Wal-Mart and the customer lists are being amortized over their estimated useful lives.  This results in higher depreciation and amortization expense relative to intangible assets. The initial annual amortization is approximately $3.7 million. Additionally, $17.3 million was allocated to goodwill.

Acquisition Related Interest Expense

To fund the PCA Acquisition, we entered into the Second Amended and Restated Credit Agreement, which provides for a $115.0 million term loan and a $40.0 million revolving credit facility.  Outstanding long-term debt at the date of the PCA Acquisition increased from $16.7 million to $115.0 million.  This refinancing resulted in higher interest expense when compared to the Company’s historical financial statements.

2007 versus 2006 and 2006 versus 2005

Net sales totaled $424.0 million, $293.8 million and $292.0 million in 2007, 2006 and 2005, respectively.

•
Net sales for 2007 increased $130.2 million or 44%, to $424.0 million from the $293.8 million reported in 2006 as a result of the inclusion of net sales of $148.8 million attributable to the Company’s PMPS brand.  In accordance with purchase accounting guidelines, PMPS’s deferred revenue balance at the June 8, 2007 date of acquisition was reduced by a purchase accounting adjustment to record deferred revenue as its fair value in PictureMe Portrait Studio’s beginning, post-acquisition balance sheet.  This purchase accounting adjustment has the effect of reducing revenue in periods subsequent to the acquisition for one year.  The deferred revenue adjustment resulted in  a reduction in net sales of $8.2 million and an increased pre-tax loss from operations of $3.4 million for fiscal 2007.

SPS net sales for fiscal 2007 decreased $18.5 million or 6% to $275.3 million from the $293.8 million reported in fiscal 2006. The SPS sales performance was the result of a 14% decline in sittings partially offset by a 9% increase in average sale per customer sitting.  The Sears Portrait Studio brand is experiencing lower customer response to its direct marketing programs and significantly reduced same-day business.  PMPS reported $148.8 million in sales for fiscal 2007 (June 8, 2007 through February 2, 2008).

•
Net sales for 2006 increased $1.8 million, or 1%, to $293.8 million from the $292.0 million reported in 2005. The overall increase in sales is due to a 22% increase in average sales per customer sitting, partially offset by a 18% year-over-year decline in sittings.

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

Costs and expenses were $409.7 million in 2007, compared with $267.6 million in 2006 and $279.8 million in 2005.

•	Cost of sales (exclusive of depreciation and amortization) was $43.9 million, $28.1 million and $32.7 million in 2007, 2006 and 2005, respectively.

The increase in cost of sales in 2007 as compared to 2006 is attributable to the inclusion of PMPS brand cost of sales from the June 8, 2007 date of acquisition.  This increase was partially offset by decreased production costs resulting from lower overall manufacturing production levels, additional gains in manufacturing productivity and an improved product mix.

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

•
Selling, general and administrative (“SG&A”) expenses were $333.3 million, $221.3 million and $224.5 million for fiscal years 2007, 2006 and 2005, respectively.

The increase in 2007 SG&A costs is attributable to the inclusion of  the PMPS brand costs from the June 8, 2007 date of acquisition.  This increase was partially offset by the net effect of lower studio and corporate employment costs, reduced host sales commissions, reductions in various other operating expense categories resulting from ongoing cost reduction efforts, increased professional service costs, increased advertising spending and increased restricted stock amortization expense associated with past performance awards.  The reduction in studio and employment costs included approximately $3.9 million resulting from a change in the Company’s vacation and sick pay policy announced in the first quarter of 2007.

The $3.2 million decrease in SG&A costs in 2006 from 2005 is primarily attributable to reductions totaling $2.2 million in various operating expense categories resulting from the Company’s on-going cost reduction efforts and the absence in 2006 of approximately $1.3 million of costs incurred in 2005 in conjunction with the Company’s digital conversion. Additionally, the Company experienced decreases in marketing expense ($780,000) and workers’ compensation costs ($770,000).  Marketing expense declined due to the implementation of new marketing strategies developed in the second half of 2005 designed to improve the efficiency and productivity of the Company’s customer acquisition and retention activities. Workers' compensation expense decreased due to more favorable loss experience.  Offsetting these positive impacts, studio employment costs increased approximately $1.4 million during 2006 due to higher staffing levels.

•
Depreciation and amortization was $27.3 million in 2007, compared to $16.9 million in 2006 and $20.0 million in 2005. The increase in 2007 is attributable to the inclusion of PMPS depreciation and amortization from the June 8, 2007 acquisition and includes $2.8 million of amortization resulting from the allocation of the purchase price to certain amortizable intangible assets.  The increase from the inclusion of the PMPS depreciation and amortization was partially offset by a decline in depreciation and amortization related to the Company’s non-PMPS assets. The decrease in depreciation and amortization during 2006 was principally attributable to reduced capital spending beginning in the fourth quarter of 2005 and continuing throughout 2006 following the significant digital investments made in 2004 and in the first three quarters of 2005.

•
Other charges and impairments reflect costs incurred from strategic actions implemented by the Company to restructure its operations, costs that are unpredictable and atypical of the Company’s operations and additional charges due to asset impairments.  Actions taken over the past three years are as follows:

thousands	2007	2006	2005

Recorded as a component of income (loss) from operations:
Impairment charges	$256	$179	$567
Reserves for severance and related costs	2,035	878	2,546
Other transition related costs - PCA Acquisition	2,817	-	-
Other	87	183	(346)
	5,195	1,240	2,767
Recorded as a component of other (income) expense following income (loss) from operations:
Lease guarantee reserve reduction	-	(887)	-

Total Other Charges and Impairments	$5,195	$353	$2,767

•
Impairment Charges

During 2007, the Company incurred $256,000 of charges related to software that will no longer be used in the business.

During 2006, the Company incurred $179,000 of charges related to the write-off of certain legacy equipment that will no longer be used in the business.

During 2005, the completion of the U.S. digital conversion necessitated the write-down or write-off of certain parts and film inventories and equipment previously utilized in the analog film environment amounting to a total of $567,000.

•
Reserves for Severance and Related Costs

Charges in 2007 were $2.0 million and principally related to severance costs resulting from the termination of legacy PCA employees in connection with the integration of operations of the PCA Acquisition into CPI.

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

•
Other Transition Related Costs - PCA Acquisition

During 2007, in connection with the PCA Acquisition, the Company incurred transition-related costs associated with combining the operations of PCA into the CPI organization ($2.0 million), costs associated with the closure of the institutional business acquired from PCA ($265,000) and  costs associated with the transfer of contractual obligations from PCA to CPI ($523,000).

•
Other

2007 costs relates to one-time strategic studies and legal charges.

The Company began a process to explore strategic alternatives to enhance shareholder value in 2006.  Investment banking and legal services in connection with this review totaled $183,000 in 2006.

The net credit in 2005 of $346,000 relates principally to the favorable settlement of a claim resulting in a $400,000 refund related to previously-paid loan commitment fees and costs.

•
Lease Guarantee Reserve Reduction

The lease guarantee reserve reduction recorded in 2006 represents a partial reversal of reserves initially recorded in 2004 related to operating lease guarantees associated with the Company’s former Wall Décor segment, Prints Plus.  As the total guarantee related to these leases decreased with the passage of time, the payment of rents by Prints Plus and the settlement by the Company of certain leases rejected in bankruptcy, the related liability was reduced to reflect management’s revised estimate of remaining potential loss.  This reserve is more fully discussed in Note 15 in the accompanying Notes to Condensed Consolidated Financial Statements.

•
Interest expense was $10.7 million in 2007 compared to $2.4 million in 2006 and $1.8 million in 2005. The increase in interest expense in 2007 as compared to 2006 is primarily the result of higher average borrowings after the refinancing of the credit agreement to fund the PCA Acquisition as discussed in Note 9 as well as slightly higher interest rates and increased fees for letters of credit.  Additionally, the Company entered into an interest rate swap agreement that resulted in $2.9 million of interest expense in fiscal 2007 in connection with marking such swap to market.  The increase in interest expense in 2006 was primarily the result of increased amortization of debt financing fees resulting from 2005 refinancing activities along with increased average borrowings in 2006 as compared to 2005.

•
Interest income was $1.8 million in 2007 as compared to $565,000 in 2006 and $697,000 in 2005.  This 2007 increase is primarily attributable to higher invested balances in 2007 as compared to 2006.   In 2006, the decrease is primarily attributable to lower invested balances subsequent to the purchase of stock in the Dutch Auction self-tender for $32.5 million, which was funded in February 2006.  This decrease was partially offset by higher interest rates earned on invested balances.

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

•
The income tax expense on earnings from continuing operations totaled $2.0 million, $9.1 million and $1.9 million in 2007, 2006 and 2005, respectively.    These provisions resulted in effective tax rates of 34.1% in 2007, 35.8% in 2006 and 17.7% in 2005.   The decrease in the effective tax rate in 2007 is attributable to employment tax credits resulting from the PCA Acquisition.  Tax expense in 2006 was impacted by favorable settlements of two state tax audits and refunds of previously paid penalties and interest.  The reduction of certain deferred tax liabilities in 2005 (see Note 2 to the consolidated financial statements) reduced the effective tax rate by approximately 23.0%.  Offsetting this, the initiation of a dividend reinvestment plan to repatriate qualified earnings related to the Company’s Canadian subsidiary and amounting to $4.6 million increased the 2005 effective tax rate by approximately 3.6%.

•
Net losses from discontinued operations were $197,000 in 2007.  In connection with the PCA Acquisition, the Company decided to sell the 5-portrait studio operation in the United Kingdom (the UK operations).   The decision was made in order to eliminate the unprofitable operation.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our cash flows for each of the last three fiscal years:

thousands	2007	2006	2005

Net cash provided by (used in):
Operating activities (1)	$41,696	$37,950	$18,697
Investing activities	(99,883)	(2,358)	(17,633)
Financing activities	90,788	(43,567)	(1,223)
Effect of exchange rate changes on cash	282	-	545
Net increase (decrease) in cash	$32,883	$(7,975)	$386

(1)	Includes cash flows used in discontinued operations of $197 in 2007

Net Cash Provided By Operating Activities

Net cash provided by operating activities was $41.7 million in 2007 as compared to $38.0 million and $18.7 million in 2006 and 2005, respectively.  Cash flows increased from 2006 levels primarily due to the timing of payments related to changes in various balance sheet accounts and operating activities totaling $18.6 million.  This increase was largely offset by increased spending for contributions to the pension plan ($5.0 million), higher interest cost ($4.6 million), severance and integration-related costs associated with the acquisition of PCA ($3.3 million), a lower level of tax refunds ($1.1 million) and increased tax payments ($881,000).

Cash flows in 2006 exceeded 2005 levels primarily due to improved operating results and the timing of payments related to changes in various balance sheet accounts totaling $12.2 million, decreased spending for severance costs of $3.6 million, lower income tax payments of $3.3 million, decreased pension contributions of $2.1 million and a $492,000 decrease in workers' compensation payments. Offsetting these positive impacts were: funding of medical costs increased $1.4 million due to a 2005 change in funding policy and interest payments increased by $483,000 due to higher average borrowings and a slightly higher interest rate in 2006. Additionally, payments increased $528,000 relating to the settlement of potential future claims in connection with the Prints Plus bankruptcy proceedings and certain lease guarantees associated with Prints Plus.

Net Cash Used In Investing Activities

Net cash used in investing activities was $100.0 million, $2.4 million and $17.6 million in 2007, 2006 and 2005, respectively.  The increase in 2007 from 2006 was primarily attributable to the PCA Acquisition and related costs in 2007 totaling $83.5 million as well as an increase in capital expenditures in 2007 as compared to 2006 due to the PCA Acquisition, the start of digital conversion in PictureMe Portrait Studios and an investment in certain assets to facilitate the transition resulting from the PCA Acquisition.

The decrease in 2006 as compared to 2005 was primarily driven by a $17.5 million decrease in capital expenditures during 2006, resulting from the Company’s completion in late 2005 of its conversion of all Sears U.S. studios to digital technology.  This was offset by decreased cash received from the Rabbi Trust (the funding vehicle for the Company’s supplemental executive retirement plan) for general corporate purposes of $1.8 million and lower payments from the Rabbi Trust to fund retirement obligations under the Company’s supplemental retirement plan of  $596,000.

Net Cash Used In Financing Activities

Net cash used in financing activities was $90.8 million in 2007, $43.6 million in 2006 and $1.2 million in 2005.  The increase in cash provided by financing activities in 2007 relates primarily to increased net long-term borrowings of $99.1 million to fund the PCA Acquisition and the Company’s purchase of 1,658,607 shares of stock and related costs totaling $32.5 million on February 8, 2006 in conjunction with the Company’s Dutch Auction self-tender offer, which did not recur in 2007.  This was partially offset by the payment of debt issuance costs of $2.7 million.

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

On April 15, 2005, the Company entered into a $30.0 million unsecured bank revolving credit facility (the “Credit Agreement”), scheduled to expire on April 13, 2007 and carrying a variable interest rate charged at either LIBOR or prime rate funds, with an applicable margin added.  On May 17, 2005, the Company replaced its outstanding letters of credit with new letters of credit issued under the Credit Agreement, thus allowing restricted cash to be returned to the Company for general corporate purposes.

Concurrent with the closing of the Credit Agreement, the Company amended its then-existing Senior Note Agreement to allow it to incur additional indebtedness without violating the debt to equity ratio covenant included in the original Senior Note Agreement.  The covenants of the amended Senior Note Agreement then principally mirrored those included in the Credit Agreement.

Effective November 30, 2005, the Company amended and restated the Credit Agreement to become a three-year term and revolving credit facility in an amount up to $43 million, consisting of an $18 million term loan and a $25 million revolving loan with a sub-facility for letters of credit in an amount not to exceed $15 million.   Borrowings and letters of credit under the Credit Agreement bore interest, at the Company’s option, at a variable rate based on either LIBOR or an alternative rate (as described in the Credit Agreement), with an applicable margin added.  The revolving loan was charged a non-use fee, which varied based on the Company’s leverage ratio.  Unless sooner paid, the outstanding principal balance of the term loan was to be repaid in five equal semi-annual installments, which began on June 30, 2006 with the final payment on November 30, 2008.  The proceeds of the term loan were used to repay in full all of the outstanding principal, accrued and unpaid interest and make-whole amount due and owing under the Company’s Senior Note Agreement.

In connection with the redemption of the Company’s Senior Notes in the fourth quarter of 2005, the Company recorded a $529,000 loss from extinguishment of debt consisting of a make-whole fee totaling $457,000 and the write-off of unamortized fees totaling $72,000.

On January 25, 2006, the Company again amended and restated the Credit Agreement to expand the term loan portion of the Credit Agreement from $18 million to $25 million.  The incremental $7 million from the funding of the term loan was used along with then-existing cash on hand to purchase shares in the Dutch Auction self-tender offer totaling $32.4 million on February 8, 2006, which is more fully described in Note 9 of the Notes to Consolidated Financial Statements. The Credit Agreement required the Company to maintain a $1.0 million compensating cash balance.

In connection with the PCA Acquisition on June 8, 2007, the Company again amended and restated the Credit Agreement to a five-year term and revolving credit facility in an amount up to $155 million, consisting of a $115 million term loan and a $40 million revolving loan with a sub-facility for letters of credit in an amount not to exceed $25 million. The obligations of the Company under the Credit Agreement are secured by (i) a guaranty from certain material direct and indirect domestic subsidiaries of the Company, and (ii) a lien on substantially all of the assets of the Company and such subsidiaries.

The revolving loans and letters of credit under the Credit Agreement bear interest, at the Company’s option, at either the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 1.75% to 2.50%, or an alternative base rate plus a spread ranging from 0.25% to 1.00%. The alternative base rate is the greater of the designated prime rate or the Federal Funds rate plus 0.50% (the “Base Rate”). The term loan under the Credit Agreement bears interest, at the Company’s option, at either LIBOR plus a spread ranging from 2.25% to 2.75%, or the Base Rate plus a spread ranging from .75% to 1.25%. The Company is also required to pay a non-use fee of .25% to .50% per annum on the unused portion of the revolving loans and letter of credit fees of 1.75% to 2.50% per annum. The interest rate spread in the case of LIBOR and Base Rate loans and the payment of the non-use fees and the letter of credit fees is dependent on the Company’s leverage ratio. Upon the occurrence and during the continuance of a default, unless the required lenders otherwise consent, the interest on obligations under the Credit Agreement will increase by two percent (2%) per annum. Interest is payable quarterly in arrears or at the end of the applicable LIBOR periods. Unless sooner repaid in whole or part pursuant to the terms of the Credit Agreement, the outstanding principal balance of the term loan is to be repaid in quarterly installments of $287,500 beginning September 30, 2007 through the maturity date thereof.  The agreement also includes mandatory prepayments based on the Company’s levels of cash flow and certain transactions.  The mandatory prepayment based upon cash flow is calculated annually at the conclusion of the fiscal year and is equal to 75% of excess cash flow (as defined in the Credit Agreement).   If the Total Funded Debt to EBITDA (as defined in the Credit Agreement) is below 1.50 to 1.00 for any two consecutive fiscal years, such percentage is reduced to 25% of excess cash flow.

As part of this Agreement, the Company entered into an interest rate swap agreement to manage the interest rate risk on $57.5 million of the term loan.  This swap agreement has not been designated as a hedge as it has not been determined that it qualifies for cash flow hedge accounting.  As discussed above, payments under the term loan are currently based on LIBOR plus 2.75%.  To economically hedge the risk of increasing interest rates, the Company entered into an interest rate swap that effectively converted the floating LIBOR-based payments to a fixed rate of 4.97% plus the LIBOR-rate spread of 2.75%, resulting in a 7.72% interest rate.  The contract expires in September 2010.  For the interest rate period in place at February 2, 2008, three month LIBOR was 4.99%.  The loss related to this agreement was $2.9 million at February 2, 2008 which is included in interest expense.

The Credit Agreement and other ancillary loan documents contain terms and provisions (including representations, covenants and conditions) customary for transactions of this type.  The Company is in violation of the non-financial covenant with respect to timely delivery of its financial statements.  A waiver for such violation was obtained.  The financial covenants include the maintenance of minimum EBITDA (as defined in the Credit Agreement), a total leverage ratio test (consolidated total debt to EBITDA) and an interest coverage test.  The Credit Agreement also contains customary events of default.

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

At February 2, 2008, the Company had $114.4 million outstanding under the term loan portion of its existing Credit Agreement.  The Company was in compliance with all the covenants under its Credit Agreement as of February 2, 2008.

We have defined benefit and defined contribution pension plans, as described in the Note 13 to Consolidated Financial Statements. We fund these plans based on the minimum amounts required by law plus such amounts we deem appropriate.

Off-Balance Sheet Arrangements

Other than stand-by letters of credit primarily used to support our various self-insurance programs and the ongoing guarantee of certain operating real estate leases of Prints Plus, both of which are more fully discussed in the “Other Commitments” table below, the Company has no additional off-balance sheet arrangements.

Future Cash Flows

To facilitate an understanding of the Company’s contractual obligations and other commitments, the table below is provided.    We are self-insured with stop-loss coverage for workers’ compensation, medical and general liability insurance and we have established reserves for claims under these plans that have been reported but not paid and have been incurred but not reported.  As of February 2, 2008, estimated reserves for these claims totaled $13.7 million.  These reserves have been excluded from the table below, as we are uncertain as to the timing of when cash payments may be required.

The table also does not include our deferred income tax liability and accrued pension benefits because it is not certain when these liabilities will become due.  The Company contributed $5.0 million to the pension plan in 2007, and anticipates contributions of approximately $3.0 million in 2008, but actual amounts have not been determined.  Future contributions to the pension plan will be dependent upon legislation, future changes in discount rates and the earnings performance of the plan assets.

thousands	PAYMENTS DUE BY PERIOD
					2013 &
	Total	2008	2009-10	2011-12	Beyond
Contractual obligations:
Long-term debt (1)	$114,425	$8,697	$2,300	$103,428	$-
Interest expense (2)	30,374	7,484	14,692	8,198	-
Operating leases	1,103	559	496	48	-
Purchase obligations for
materials and services (3)	5,853	5,436	417	-	-
Other liabilities (4)	1,556	1,407	98	33	18

TOTAL	$153,311	$23,583	$18,003	$111,707	$18

thousands	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
					2013 &
	Total	2008	2009-10	2011-12	Beyond
Other commitments:
Standby letters of credit (5)	$21,519	$21,519	$-	$-	$-
Contingent lease obligations (6)	744	744	-	-	-
Contingent tax liability (7)	530	530	-	-	-

TOTAL	$22,793	$22,793	$-	$-	$-

(1)
The long-term debt agreement includes mandatory prepayments based on the Company’s levels of cash flow and certain transactions.  The prepayment anticipated for early 2008 has been incorporated herein, but amounts for subsequent years are not incorporated since they are not currently estimable.

(2)	Amounts represent the expected cash payments of the Company’s interest expense on its long-term debt, calculated based on the rates in effect at February 2, 2008.

(3)
Amount represents outstanding purchase commitments at February 2, 2008.  The purchase commitments relate principally to photographic paper, manufacturing supplies, telecommunication services, database maintenance contracts and marketing initiatives.

(4)
Amounts consist primarily of accruals for severance and related costs, which are recorded at the contractual amounts due.

As indicated in Note 13 in the accompanying Notes to Consolidated Financial Statements, the projected benefit obligation of the Company’s pension plan exceeded plan assets by $12.4 million at the end of 2007 and $16.4 million at the end of 2006.  This $4.0 million decrease in the underfunded status between 2007 and 2006 resulted from a $1.6 million decline in the projected benefit obligation from $51.8 million to $50.2 million and a growth in the fair value of plan assets of $2.4 million.  The projected benefit obligation decreased as a result of annual costs associated with service costs, interest costs and changes in actuarial gains and losses all determined in accordance with Statement of Financial Accounting Standards No. 87.  The $2.4 million growth in fair value of plan assets in 2007 resulted from actual returns on plan assets of $647,000 and employer contributions of $5.0 million, offset by benefit payments of $3.3 million.  The Company expects to make a contribution of approximately $3.0 million to the pension plan in 2008. The Critical Accounting Estimates section and Note 13 in the accompanying Notes to Consolidated Financial Statements provide a more complete description of the status of the Company’s pension plan.

(5)	We primarily use stand-by letters of credit to support our various self-insurance programs. The letters of credit generally have a one-year maturity and are renewed annually.

(6)
In July 2001, the Company announced the completion of the sale of its Wall Décor segment, Prints Plus, which included the ongoing guarantee of certain operating real estate leases of Prints Plus.  As of February 2, 2008, the maximum future obligation to the Company under its guarantee of remaining leases is approximately $1.0 million before consideration of replacement tenant income.  To recognize the risk associated with these leases based upon the Company’s past experience with renegotiating lease obligations and management’s evaluation of remaining leases, all of which is more fully described in Note 15 to the Consolidated Financial Statements, the Company has recorded lease obligation reserves totaling approximately $744,000 at February 2, 2008. Based on the status of remaining leases, the Company believes that the $744,000 reserve is adequate to cover the potential losses to be realized under the Company’s operating lease guarantees.

(7)
As a result of the purchase agreement related to the PCA Acquisition, the Company is required to indemnify the seller for a portion of the obligations or liabilities of the sellers or any PCA subsidiary in respect of a pre-petition Canadian tax assessment regarding disagreed items on Canadian audits relating primarily to transfer pricing issues between the United States and Canada for photo pricing, management fees and mediation fees (the “Canadian Tax Liability”).  The Company is liable for (a) 50% of any taxes paid by the sellers in respect of the Canadian Tax Liability up to $500,000 and (b) 80% of any taxes paid by the seller in respect of the Canadian Tax liability that are in excess of $500,000 provided, however, that in no event shall the Company be obligated to pay to the sellers any amounts in excess of $1,500,000.   Upon purchase, the Company recorded CAD $527,355, which is the Company’s best estimate of the amount owed for the Canadian Tax Liability.

Liquidity

Cash flows from operations, cash and cash equivalents on hand and the seasonal borrowing capacity under the revolving portion of the Company’s Credit Agreement, represent expected sources of funds in 2008 to meet our obligations and commitments, including debt service, annual dividends to shareholders, planned capital expenditures which are estimated not to exceed $37.5 million in fiscal 2008 and normal operating needs.

ACCOUNTING PRONOUNCEMENTS AND POLICIES

Adoption of New Accounting Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” The statement permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value. This statement is effective for fiscal years beginning after November 15, 2007.  SFAS No. 159 is not expected to have a material impact on the financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 does not require any new fair value measurement and the Company is currently evaluating the impact, if any, of SFAS No. 157 on its financial position, results of operations and cash flows. SFAS No. 157 requires prospective application for fiscal years beginning after November 15, 2007.  SFAS No. 157 is not expected to have a material impact on the financial statements.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 effective February 4, 2007, which has no impact on the financial statements of the Company.

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

Business Combinations

In accordance with SFAS No. 141, “Business Combinations,” we allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values.   Valuations are performed to assist in determining the fair values of assets acquired and liabilities assumed, which requires management to make significant estimates and assumptions, especially with respect to intangible assets.  Management makes estimates of fair value based upon assumptions believed to be reasonable.  These estimates are based on historical experience and information obtained from the management of the acquired companies.  Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from portrait sales, anticipated customer inertia, the acquired company’s brand awareness and market position, the expected useful economic life of underlying agreements, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio, and discount rates.

In connection with the PCA Acquisition, a valuation was prepared to determine fair values for the allocation of the purchase prices.  Although the valuation has been completed, the purchase price allocation may change for up to one year subsequent to the acquisition due to customary adjustments based on the final determination of certain assets and liabilities that existed at the time of the acquisition.  These adjustments are not expected to be material to our consolidated financial statements.

Recoverability of Goodwill, Acquired Intangible Assets and Long-Lived Assets

We account for goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires us to review goodwill for impairment on an annual basis, and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill.  The first phase screens for impairment, while the second phase, if necessary, measures the impairment.  We perform our annual impairment test at the end of our second quarter, or more frequently if circumstances indicate the potential for impairment, which requires management to rely on a number of factors, including operating results, business plans and anticipated future cash flows.  We have had no impairments of goodwill.

We review our long-lived assets and intangible assets with definite useful lives under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires us to review for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets to be held and used and intangible assets with definite useful lives is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment is measured by the amount which the carrying amount of the assets exceeds the fair value of the assets.   Assets to be disposed are reported at the lower of the carrying amount or fair value, less cost to sell. There were no material impairment charges in the periods presented.

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

Defined Benefit Retirement Plans

The plan obligations and related assets of defined benefit retirement plans are presented in Note 13 in the accompanying Notes to Consolidated Financial Statements. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets. In determining the discount rate, the Company utilizes the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans. At February 2, 2008, the actuarial assumptions of the Company’s plans were: discount rate for benefit cost 5.75%; discount rate for benefit obligations 6.0%; long-term rate of return on plan assets 8.25%; assumed rate of salary increases for benefit costs of  3.0%; and assumed rate of salary increase for benefit obligations of 3.0%.

The Company has made certain other estimates that, while not involving the same degree of judgment, are important to understanding the Company’s financial statements. These estimates are in the areas of establishing reserves or accruals in connection with restructuring or other business changes and with respect to the Company’s operating lease guarantees related to its former Wall Décor segment. On an ongoing basis, management evaluates its estimates and judgements in these areas based on its substantial historical experience and other relevant factors. Management’s estimates as of the date of the financial statements reflect its best judgement giving consideration to all currently available facts and circumstances. As such, these estimates may require adjustment in the future, as additional facts become known or as circumstances change.

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

Item 7A.                      Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign exchange rates and are minimal.  At February 2, 2008, all of the Company’s debt obligations have floating interest rates, however, the swap agreement discussed below has effectively fixed the rate on $57.5 million of the debt.  The impact of a 1% change in interest rates affecting the Company’s debt would increase or decrease interest expense by approximately $569,000.  The Company’s exposure to changes in foreign exchange rates relative to the Canadian operations is minimal, as Canadian operations constitute only 15.2% of the Company’s total assets and 11.7% of the Company’s total sales as of and for the year ended February 2, 2008.  The Company’s exposure to changes in foreign exchange rates relative to the Mexican operations is minimal, as Mexican operations constitute 2.2% of the Company’s total assets and 1.5% of the Company’s total sales as of and for the year ended February 2, 2008.

The Company has an interest rate swap in place to reduce exposure to market risk from changes in interest rates by swapping a variable interest rate for a fixed rate.  This swap agreement has not been designated as a hedge as it has not been determined that it qualifies for cash flow hedge accounting.  The principal objective of this contract is to minimize the risks and/or major costs associated with the Company’s variable rate debt.  Gains and losses are recognized in the statement of operations as interest expense throughout the interest period.  The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to this financial instrument; however, the counterparty to this agreement is a major financial institution, and the risk of loss due to nonperformance is considered by management to be minimal.  The Company does not hold or issue interest rate swaps for trading purposes.  The following is a summary of the economic terms of the agreement at February 2, 2008:

Notional amount	Fixed rate paid	Variable rate received	Effective date	Expiration date
$57,500,000	4.97%	5.69%	September 17, 2007	September 17, 2010

Item 8.               Financial Statements and Supplementary Data

The Company's fiscal year ends the first Saturday of February.  Accordingly, fiscal years 2007, 2006 and 2005 ended February 2, 2008, February 3, 2007 and February 4, 2006, respectively, and consisted of 52 weeks. Throughout the "FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA" section, reference to 2007, 2006 or 2005 will mean the fiscal year ended February 2, 2008, February 3, 2007, and February 4, 2006, respectively.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CPI Corp.:

We have audited the accompanying consolidated balance sheets of CPI Corp. and subsidiaries (the Company) as of February 2, 2008 and February 3, 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended February 2, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CPI Corp. and subsidiaries as of February 2, 2008 and February 3, 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended February 2, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 12 to the consolidated financial statements, effective February 5, 2006, the Company adopted Statement of Financial Accounting Standard No. 123 (Revised 2004), Share-Based Payment.  As discussed in Note 13 to the consolidated financial statements, effective as of February 3, 2007, the Company adopted the recognition and disclosure provisions as required by Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Deferred Benefit Pension and Other Postretirement Plans.

As discussed in Note 2 to the consolidated financial statements, the Company's consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended February 4, 2006 have been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CPI Corp. and subsidiaries' internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 8, 2008 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
______________
KPMG LLP

St. Louis, Missouri
May 8, 2008

CPI CORP.
Consolidated Balance Sheets - Assets

thousands	February 2, 2008	February 3, 2007

ASSETS
Current assets:
Cash and cash equivalents	$59,177	$26,294
Restricted cash	-	1,000
Accounts receivable:
Trade	7,469	7,308
Other	4,030	489
Inventories	14,296	9,067
Prepaid expenses and other current assets	5,174	5,157
Deferred tax assets	2,673	5,756

Total current assets	92,819	55,071

Property and equipment:
Land	5,065	2,765
Building improvements	34,666	26,485
Leasehold improvements	5,426	4,383
Photographic, sales and manufacturing equipment	166,404	123,518
Total	211,561	157,151
Less accumulated depreciation and amortization	155,281	130,458
Property and equipment, net	56,280	26,693
Other investments - supplemental retirement plan	3,508	3,588
Goodwill	18,049	512
Intangible assets, net of amortization of $2.8 million at February 2, 2008	44,907	-
Deferred tax assets	14,439	6,488
Other assets	6,515	810

TOTAL ASSETS	$236,517	$93,162

See accompanying notes to consolidated financial statements.

CPI CORP.
Consolidated Balance Sheets - Liabilities and Stockholders’ Equity

thousands, except share and per share data	February 2, 2008	February 3, 2007

LIABILITIES
Current liabilities:
Current maturities of long-term debt	$8,697	$8,333
Accounts payable	14,369	3,317
Accrued employment costs	10,330	12,770
Customer deposit liability	21,255	15,468
Income taxes payable	387	890
Sales taxes payable	4,884	2,564
Accrued advertising expenses	1,266	684
Accrued expenses and other liabilities	21,863	5,381

Total current liabilities	83,051	49,407

Long-term debt, less current maturities	103,022	7,747
Accrued pension plan obligations	10,490	14,367
Supplemental retirement plan obligations	3,437	3,472
Customer deposit liability	87	2,508
Other liabilities	19,456	2,862

Total liabilities	219,543	80,363

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized; no shares outstanding	-	-
Preferred stock, Series A, no par value, 200,000 shares authorized; no shares outstanding	-	-
Common stock, $.40 par value, 50,000,000 shares authorized; 17,028,315 and 16,975,343
shares issued at February 2, 2008 and February 3, 2007, respectively	6,811	6,790
Additional paid-in capital	27,872	25,510
Retained earnings	222,435	222,943
Accumulated other comprehensive loss	(6,725)	(9,387)
	250,393	245,856
Treasury stock - at cost, 10,619,728 and 10,618,090 shares at February 2, 2008 and February 3, 2007, respectively	(233,419)	(233,057)

Total stockholders' equity	16,974	12,799

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$236,517	$93,162

See accompanying notes to consolidated financial statements.

CPI CORP.
Consolidated Statements of Operations
Fifty-two weeks ended February 2, 2008, February 3, 2007 and February 4, 2006

thousands, except share and per share data			2005
	2007	2006	(restated)

Net sales	$424,026	$293,803	$291,984

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	43,871	28,128	32,651
Selling, general and administrative expenses	333,265	221,295	224,457
Depreciation and amortization	27,328	16,922	19,952
Other charges and impairments	5,195	1,240	2,767
	409,659	267,585	279,827

Income from continuing operations	14,367	26,218	12,157

Interest expense	10,652	2,380	1,795
Interest income	1,834	565	697
Lease guarantee reserve reduction	-	(887)	-
Loss from debt extinguishment	-	-	529
Other income, net	175	144	247
Earnings from continuing operations before income tax expense	5,724	25,434	10,777

Income tax expense	1,951	9,107	1,905

Net earnings from continuing operations	3,773	16,327	8,872

Net loss from discontinued operations	(197)	-	-

NET EARNINGS	$3,576	$16,327	$8,872

NET EARNINGS (LOSS) PER COMMON SHARE

Net earnings per share from continuing operations - diluted	$0.59	$2.56	$1.13
Net loss per share from discontinued operations - diluted	(0.03)	-	-
Net earnings per share - diluted	$0.56	$2.56	$1.13

Net earnings per share from continuing operations - basic	$0.59	$2.57	$1.13
Net loss per share from discontinued operations - basic	(0.03)	-	-
Net earnings per share - basic	$0.56	$2.57	$1.13

Dividends per share	$0.64	$0.64	$0.64

Weighted average number of common and common equivalent shares outstanding-diluted	6,415,706	6,375,709	7,881,060
Weighted average number of common and common equivalent shares outstanding-basic	6,390,961	6,352,975	7,854,192

See accompanying notes to consolidated financial statements.

CPI CORP.
Consolidated Statements of Changes in Stockholders' Equity
Fifty-two weeks ended February 2, 2008, February 3, 2007 and February 4, 2006

thousands, except share and per share data				Accumulated		Deferred
		Additional		other	Treasury	compensation -
	Common	paid-in	Retained	comprehensive	stock,	restricted
	stock	capital	earnings	income (loss)	at cost	stock	Total

Balance at February 5, 2005	$7,373	$53,301	$206,812	$(10,505)	$(234,031)	$(64)	$22,886

Net earnings (as restated)	-	-	8,872	-	-	-	8,872
Total other comprehensive loss, net of tax effect	-	-	-	(666)	-	-	(666)
Total comprehensive income							8,206
Issuance of common stock to employee benefit plans,
restricted stock awards and option exercises
(169,878 shares), net of tax effect	55	2,287	-	-	490	(1,041)	1,791
Dividends ($0.64 per common share)	-	-	(5,018)	-	-	-	(5,018)
Amortization of deferred compensation-restricted stock	-	-	-	-	-	728	728

Balance at February 4, 2006 (as restated)	$7,428	$55,588	$210,666	$(11,171)	$(233,541)	$(377)	$28,593

Net earnings	-	-	16,327	-	-	-	16,327
Total other comprehensive earnings, net of tax effect	-	-	-	2,128	-	-	2,128
Total comprehensive income	-	-	-	-	-	-	18,455
Adoption of SFAS 158, net of tax	-	-	-	(344)	-	-	(344)
Surrender of employee shares to satisfy personal
tax liabilities upon vesting of formerly restricted shares	-	-	-	-	(97)	-	(97)
Reclassification of deferred compensation account
upon adoption of SFAS 123R	-	(377)	-	-	-	377	-
Purchase of treasury stock	-	-	-	-	(32,538)	-	(32,538)
Retirement of 1,658,607 common shares acquired
through Dutch Auction self-tender offer	(663)	(31,875)	-	-	32,538	-	-
Issuance of common stock to employee benefit
plans, restricted stock awards, option exercises
and option modification (90,414 shares)	25	494	-	-	581	-	1,100
Stock-based compensation recognized	-	776	-	-	-	-	776
Excess tax benefit related to stock-based compensation	-	904	-	-	-	-	904
Dividends ($0.64 per common share)	-	-	(4,050)	-	-	-	(4,050)

Balance at February 3, 2007	$6,790	$25,510	$222,943	$(9,387)	$(233,057)	$-	$12,799

Net earnings	-	-	3,576	-	-	-	3,576
Total other comprehensive earnings, net of tax effect	-	-	-	2,662	-	-	2,662
Total comprehensive income	-	-	-	-	-	-	6,238
Surrender of employee shares to satisfy personal
tax liabilities upon vesting of formerly restricted shares	-	-	-	-	(551)	-	(551)
Issuance of common stock to employee benefit plans
and restricted stock awards (61,606 shares)	21	237	-	-	189	-	447
Stock-based compensation recognized	-	2,724	-	-	-	-	2,724
Decreased tax benefit related to stock-based compensation	-	(599)	-	-	-	-	(599)
Dividends ($0.64 per common share)	-	-	(4,084)	-	-	-	(4,084)

Balance at February 2, 2008	$6,811	$27,872	$222,435	$(6,725)	$(233,419)	$-	$16,974

See accompanying notes to consolidated financial statements.

CPI CORP.
Consolidated Statements of Cash Flows
Fifty-two weeks ended February 2, 2008, February 3, 2007 and February 4, 2006

thousands			2005
	2007	2006	(restated)
Reconciliation of net earnings to cash flows provided by operating activities:

Net earnings	$3,576	$16,327	$8,872

Adjustments for items not requiring cash:
Depreciation and amortization	27,328	16,922	19,952
Loss from discontinued operations	197	-	-
Stock-based compensation expense	2,724	776	811
Loss from extinguishment of debt	-	-	529
Loss on disposition of property, plant and equipment	319	220	554
Loss (gain) on sale of assets held for sale	62	(47)	(9)
Deferred income tax provision	1,445	9,357	(130)
Pension, supplemental retirement plan and profit sharing expense	2,009	2,337	2,198
Lease guarantee reserve reduction	-	(887)	-
Other	621	446	323

Increase (decrease) in cash flow from operating assets and liabilities:
Receivables and inventories	13	517	709
Prepaid expenses and other current assets	550	(636)	1,436
Accounts payable	8,250	(555)	(4,983)
Contribution to pension plan	(5,050)	-	(2,050)
Supplemental retirement plan payments	(249)	(283)	(989)
Accrued expenses and other liabilities	(5,833)	(2,003)	(2,945)
Income taxes payable	(1,001)	(373)	(1,609)
Deferred revenues and related costs	2,655	(3,118)	(3,856)
Other	4,267	(1,050)	(116)

Cash flows provided by continuing operations	41,893	37,950	18,697
Cash flows used in discontinued operations	(197)	-	-
Cash flows provided by operating activities	$41,696	$37,950	$18,697

See accompanying notes to consolidated financial statements.

CPI CORP.
Consolidated Statements of Cash Flows (...continued)
Fifty-two weeks ended February 2, 2008, February 3, 2007 and February 4, 2006

thousands	2007	2006	2005

Cash flows provided by operating activities	$41,696	$37,950	$18,697

Cash flows provided by (used in) financing activities:
Repayment of long-term obligations	(17,241)	(8,333)	(25,680)
Proceeds from long-term borrowings	115,000	-	25,000
Payment of debt issuance costs	(2,737)	-	(1,087)
Make-whole payment to extinguish long-term debt	-	-	(457)
Restricted cash - collateral for outstanding letters of credit	-	-	6,154
Restricted cash - release (establish) compensating balance under Credit Agreement	1,000	-	(1,000)
Purchase of treasury stock	-	(32,538)	-
Cash dividends	(4,084)	(4,050)	(5,018)
Surrender of employee shares to satisfy personal tax liability upon vesting
of previously restricted stock	(551)	(97)	-
Stock option exercises	-	589	865
Tax benefit (deficiency) excess from stock-based compensation	(599)	904	-
Other	-	(42)	-

Cash flows provided by (used in) financing activities	90,788	(43,567)	(1,223)

Cash flows (used in) provided by investing activities:
Acquisition of certain net assets of Portrait Corporation of America, net of cash and cash equivalents acquired of $487 (excluding unpaid
costs totaling $138)	(83,010)	-	-
Additions to property and equipment	(17,113)	(2,760)	(20,235)
Proceeds from sale of property and equipment	16	80	118
Proceeds from sale of assets held for sale	144	204	49
Increase in assets held by Rabbi Trust	(182)	(177)	(286)
Proceeds from Rabbi Trust used for supplemental retirement plan payments	262	295	891
Distribution of Rabbi Trust funds in excess of related obligations	-	-	1,830

Cash flows used in investing activities	(99,883)	(2,358)	(17,633)

Effect of exchange rate changes on cash and cash equivalents	282	-	545

Net increase (decrease) in cash and cash equivalents	32,883	(7,975)	386

Cash and cash equivalents at beginning of year	26,294	34,269	33,883

Cash and cash equivalents at end of year	$59,177	$26,294	$34,269

See accompanying notes to consolidated financial statements.

CPI CORP.
Consolidated Statements of Cash Flows (...continued)
Fifty-two weeks ended February 2, 2008, February 3, 2007 and February 4, 2006

thousands	2007	2006	2005

Supplemental cash flow information:
Interest paid	$6,509	$2,224	$1,688
Income taxes paid	$2,192	$1,311	$4,668
Supplemental non-cash financing activities:
Issuance of treasury stock under the employee Profit Sharing Plan	$442	$440	$490
Issuance of restricted and unrestricted stock to employees and directors	$2,690	$785	$1,300
Executive retirement stock option modifications	$6	$71	$177

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

The Company operates 3,108 (“unaudited”) professional portrait studios as of February 2, 2008 throughout the United States, Canada, Puerto Rico and Mexico principally under agreements with Sears, Roebuck and Co. (“Sears”) and Wal-Mart Stores, Inc. (“Wal-Mart”).  The Company also operates searsphotos.com, a vehicle for the Company’s customers to archive, share portraits via email and order additional portraits and products.

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

Fiscal year	Ended	Weeks
2007	February 2, 2008	52
2006	February 3, 2007	52
2005	February 4, 2006	52

Business Concentrations

Volume of business – The Company’s customers are not concentrated in any specific geographic region.  Due to the widely dispersed nature of the Company’s retail business across millions of customers, no single customer accounted for a significant amount of the Company’s sales.

Revenues – Substantially all of the Company’s revenues in 2006 and 2005 and 65% of the Company’s 2007 revenues were derived from sales at portrait studios operating under the Sears Portrait Studio name.   During 2007, 35% of the Company’s revenues were generated from sales at portrait studios operating under the Company’s agreements with Wal-Mart.  These studios operate under agreements with Sears and Wal-Mart in the United States, Canada, Mexico and Puerto Rico that require the Company to pay  fees to host companies based on net sales.

Sources of supply – The Company purchases photographic paper and chemicals from three major manufacturers.  The Company purchases software for its digital studios and its digital manufacturing system from a single vendor.   The Company purchases other equipment and materials for all its operations from a number of suppliers and is not dependent upon any other supplier for any specific kind of equipment or materials.

CPI CORP.
Notes to Consolidated Financial Statements

Foreign operations – Included in the Company’s consolidated balance sheets at February 2, 2008 and February 3, 2007 are long-lived assets of $25.0 million and $4.6 million, respectively employed in the Company’s Canadian operations.  Net sales related to the Canadian operations were $49.7 million, $24.1 million and $22.8 million in fiscal 2007, 2006 and 2005, respectively.  Also included in the Company’s consolidated balance sheet at February 2, 2008 are long-lived assets of $3.1 million employed in the Company’s Mexican operations.  Net sales related to the Company’s Mexican operations were $6.1 million in 2007.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include, but are not limited to workers’ compensation and employee health insurance liability; self-insurance reserves; depreciation; recoverability of long-lived assets; establishing values for identifiable intangible assets; establishing restructuring, income tax and other reserves; and defined benefit retirement plan assumptions.  Actual results could differ from those estimates.

Foreign Currency Translations

Assets and liabilities of foreign operations are translated into U.S. dollars at the exchange rate in effect on the balance sheet date, while income and expense accounts are translated at the average rates in effect during each fiscal year.  Gains and losses on foreign currency translations are included in the determination of accumulated other comprehensive income (loss) for the year.  These gains (losses) amounted to $2.5 million, ($264,000) and  $947,000 in 2007, 2006 and 2005, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

For all studios operating within Sears, collections (cash, check and credit sales) are deposited with Sears and subsequently remitted, net of commission, to CPI by Sears.  Sears’ remittances are reconciled to CPI receivables and any differences are resolved and recorded as appropriate.  There was no allowance for doubtful accounts at February 2, 2008 and February 3, 2007 as substantially all accounts receivable relate to amounts to be remitted by Sears, and management has a high level of assurance of the collectibility of these amounts.

For all studios operating within Wal-Mart, collections are made directly by CPI.  There are no customer receivables since revenue is not recorded until the delivery of a package which coincides with final collection.  Accordingly, no allowance for doubtful accounts is required.

Inventories

Inventories are stated at the lower of cost or market, with cost of substantially all inventories being determined by the first-in, first-out (FIFO) method.  Material and production costs incurred relating to portraits processed pending delivery to customers, or in-process, are inventoried and expensed when the related sales revenue is recognized.

CPI CORP.
Notes to Consolidated Financial Statements

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization.

Depreciation and amortization on property and equipment is computed principally using the straight-line method over estimated useful lives of the respective assets.   Photographic, sales and manufacturing equipment purchased in the PCA Acquisition were assigned lives in accordance with their remaining useful life which is approximately 2 years for assets used in the analog film environment.  Such assets are only being used until the Company converts related studios to digital technology.  A summary of estimated useful lives is as follows:

Building improvements	15 to 19 years
Leasehold improvements	5 to 15 years
Photographic, sales and manufacturing equipment	2 to 7 years

In 2005, write-offs of $75.5 million represented fully depreciated property and equipment related to the completion of the conversion of Sears’ U.S. studios to full digital format that was taken out of service.

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

Business Combinations

In accordance with SFAS No. 141, “Business Combinations,” we allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values.   Valuations are performed to assist in determining the fair values of assets acquired and liabilities assumed, which requires management to make significant estimates and assumptions, especially with respect to intangible assets.  Management makes estimates of fair value based upon assumptions believed to be reasonable.  These estimates are based on historical experience and information obtained from the management of the acquired companies.  Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from portrait sales, anticipated customer inertia, the acquired company’s brand awareness and market position, the expected useful economic life of underlying agreements, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio and discount rates.

In connection with the PCA Acquisition, a valuation was prepared to determine fair values for the allocation of the purchase price.  Although the valuation has been completed, the purchase price allocation may change for up to one year subsequent to the acquisition due to customary adjustments based on the final determination of certain assets and liabilities that existed at the time of the acquisition.  These adjustments are not expected to be material to our consolidated financial statements.

CPI CORP.
Notes to Consolidated Financial Statements

Recoverability of Goodwill, Acquired Intangible Assets and Long-Lived Assets

We account for goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires us to review goodwill for impairment on an annual basis, and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill.  The first phase screens for impairment, while the second phase, if necessary, measures the impairment.  We perform our annual impairment test at the end of our second quarter, or more frequently if circumstances indicate the potential for impairment, which requires management to rely on a number of factors, including operating results, business plans and anticipated future cash flows.   We have had no impairments of goodwill.

We review our long-lived assets and intangible assets with definite useful lives under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires us to review for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets to be held and used and intangible assets with definite useful lives is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment is measured by the amount which the carrying amount of the assets exceeds the fair value of the assets.   Assets to be disposed are reported at the lower of the carrying amount or fair value, less cost to sell.  There were no material impairment charges in the periods presented.

As described in Note 15, there are provisions in the Wal-Mart host agreement that could result in the closure of studios if financial performance does not meet certain criteria.  Should a significant level of studio closures occur, this would be deemed to be an indicator of potential impairment.  Accordingly, the Company would reassess the value assigned to its host agreement for recovery and evaluate the useful life of such agreements in accordance with SFAS No. 144.

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

The Company offers customer loyalty programs (Smile Savers Plan® and Preferred Smiles Club) under which a customer pays a one-time fee for a one-year membership.  PictureMe’s Portrait Smiles Club members receive 10% off their entire purchase and a free portrait sheet on each returning visit. Sears’ Smile Saver® Program members receive savings on products and services and pay no session fees for one year.  The entire fee received is deferred and amortized into revenues on a straight-line basis over the period of the customer’s program.

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

The consolidated balance sheets include capitalized direct-response advertising costs of  $376,000 and $628,000 at February 2, 2008 and February 3, 2007, respectively.  Advertising expense for 2007, 2006 and 2005 was $34.8 million, $28.3 million and $29.1 million, respectively.

Derivative Instruments and Hedging Activities

The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value.  Changes in fair values of derivatives not qualifying for hedge accounting are reported in earnings.  As of February 2, 2008, the Company has no derivatives that qualify for hedge accounting.

Defined Benefit Plans

For purposes of its retirement plans, the Company utilizes a measurement date of December 31.  At the measurement date, plan assets are determined based on fair value.  The net pension and supplemental executive retirement benefit obligations and the related periodic costs are based on, among other things, assumptions of the discount rate, estimated return on plan assets and estimated salary increases. These obligations and related periodic costs are measured using actuarial techniques and assumptions.  The actuarial cost method used to compute the pension liabilities and related expense is the projected unit method.  Market related value of assets is valued with a five-year phase-in of gains and losses since January 1, 2001.   Effective February 3, 2007, we adopted the recognition and disclosure provisions as required by SFAS No. 158, an amendment of FASB statements No. 87, 88, 106 and 132R. As a result, we recorded an after-tax charge of $344,000 ($555,000 pretax) to accumulated other comprehensive income.

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

Stock-based Compensation Plans

At February 2, 2008, the Company had various stock-based employee compensation plans, which are described more fully in Note 12.  In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires companies to recognize the cost of awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). The Company adopted SFAS 123R effective February 5, 2006 using the modified prospective method and, as such, results for prior periods have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods. Prior to

CPI CORP.
Notes to Consolidated Financial Statements

February 5, 2006, the fair value of restricted stock awards was expensed by the Company over the vesting period, while compensation expense for stock options was recognized over the vesting period only to the extent that the grant date market price of the stock exceeded the exercise price of the options.    All options outstanding were issued with exercise prices equal to the grant date market price of the stock.  SFAS 123R applies to all outstanding options and restricted stock.  The following table illustrates the effect on net earnings and earnings per share for 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123 during that year.

thousands, except per share data	2005

Net earnings - as restated	$8,872
Less: Additional stock-based employee compensation
expense determined under fair value based
method for all awards, net of related taxes	(27)

Net earnings - pro forma	$8,845

Earnings per common share - basic
As reported	$1.13
Pro forma	$1.13
Earnings per common share - diluted
As reported	$1.13
Pro forma	$1.13

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

NOTE 2 -	RESTATEMENT

The Company is restating its 2005 financial statements to give effect to certain tax depreciation errors which have been identified in its tax accounting records.  The errors in the tax accounting records resulted in a tax liability that was effectively settled, but not recorded in the financial statements in 2005.  As a result of these errors, tax benefits of approximately $2.5 million were not recognized within the appropriate period, which led to the overstatement of certain deferred tax liabilities and an overstatement of income tax expense during the 2005 fiscal year by the same amount.  The restatement impacted certain line items within cash flows from operations, but had no effect on total cash flows from operations and did not impact cash flows from investing activities or financing activities.   .

The effect of the restatement on specific items in the consolidated statements of operations is as follows (in thousands):

	Fifty-two weeks ended
	February 4, 2006
	As
	previously		As
	reported	Adjustment	restated

Income tax expense	$4,388	$2,483	$1,905

Net earnings	6,389	2,483	8,872

Net earnings per share - diluted	0.81	0.32	1.13

Net earnings per share - basic	0.81	0.32	1.13

The restatement impacted the February 3, 2007 balance sheet by decreasing deferred tax assets and retained earings by approximately $2.5 million.

CPI CORP.
Notes to Consolidated Financial Statements

NOTE 3 – ADOPTION OF NEW ACCOUNTING STANDARDS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  The Statement permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value.  Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date.  SFAS No. 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value.  This statement is effective for fiscal years beginning after November 15, 2007.  SFAS No. 159 is not expected to have a material impact on the financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurement.  SFAS No. 157 does not require any new fair value measurement and the Company is currently evaluating the impact, if any, of SFAS No. 157 on its financial position, results of operations and cash flows.  SFAS No. 157 requires prospective application for fiscal years beginning after November 15, 2007.  SFAS No. 157 is not expected to have a material impact on the financial statements.

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

NOTE 4 – BUSINESS ACQUISITION

On June 8, 2007, the Company completed its acquisition of substantially all of the assets (the “Assets”) of Portrait Corporation of America (“PCA”) and certain of its affiliates (collectively, the “Sellers”) and assumed certain liabilities of PCA (the “PCA Acquisition”).   The PCA Acquisition was made pursuant to the Purchase and Sale Agreement (the “Purchase Agreement”) dated as of May 1, 2007 by and among the Sellers and the Company, as thereafter amended.   The Company paid $82.5 million in cash, assumed certain liabilities and replaced certain letters of credit outstanding under PCA’s credit facilities maintained in bankruptcy.  Additionally, fees related to the transaction totaled $1.2 million.  The Company financed the PCA Acquisition with bank borrowings and amended its existing credit facility in connection with the closing of the Transaction.  See Note 9 for a description of this amendment.

The operations acquired in the PCA Acquisition are operating within CPI Corp. as the PictureMe Portrait Studio brand (“PMPS brand”).    For purposes of this report the PictureMe Portrait Studio brand includes all studios operating under Wal-Mart agreements, those in the U.S. are operating as PictureMe Portrait Studios™ and the remainder as Wal-Mart Portrait Studios.  PictureMe Portrait Studio is the sole operator of portrait studios in Wal-Mart stores and supercenters in the U.S., Canada and Mexico.  As of February 2, 2008, PictureMe Portrait Studio operates 2,070 studios worldwide, including 1,702 in the U.S. and Puerto Rico, 253 in Canada and 115 in Mexico (unaudited).

CPI CORP.
Notes to Consolidated Financial Statements

The PCA Acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations,” and, accordingly, the results have been included in the Company’s results of operations from the date of acquisition.  The purchase price was preliminarily allocated based on fair value of the specific tangible and intangible assets and liabilities at the time of the acquisition pursuant to a valuation.  The Company has not completed its assessment of the acquisition and until the assessment is complete, the allocation of the purchase price is subject to revision.  The excess of the purchase price over the fair value of assets acquired and liabilities assumed was recorded as goodwill.  Matters that remain unresolved at February 2, 2008 include the resolution of certain receivables from the PCA estate trustee and a contingent tax liability.  These items are anticipated to be resolved in early 2008 and will be recorded as purchase accounting adjustments as appropriate.  Currently a receivable from the estate is recorded in the amount of $936,000, which primarily represents credit card receipts subsequent to the purchase and insurance loss funds related to workers compensation coverage. General liability claims of approximately $1.0 million (unaudited) are not recorded as they are considered the liability of the estate.  See Note 14 for discussion of a contingent tax liability that was recorded in the beginning balance sheet at CAD $527,355, but could be subject to change upon final settlement.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at June 8, 2007 (in thousands):

Current assets	$9,880
Property and equipment	36,788
Goodwill	17,338
Intangibles	47,017
Other assets	8,475

Total assets acquired	$119,498

Current liabilities assumed	(26,634)
Long-term liabilities assumed	(9,229)

Total allocated purchase price	$83,635

The following unaudited pro forma summary presents the Company’s revenues, net income, basic earnings per share and diluted earnings per share as if the PCA Acquisition had occurred on the first day of each fiscal year presented  (in thousands, except per share data):

	2007	2006

Revenue	$506,808	$577,408

Net loss	$(18,124)	$(24,593)

Basic loss per common share	$(2.84)	$(3.87)

Diluted loss per common share	$(2.84)	$(3.87)

Pro forma adjustments have been made to reflect depreciation and amortization using estimated asset values recognized after applying purchase accounting adjustments.  Pro forma results include non-recurring charges from pre-acquisition PCA of $2.8 million and $24.6 million, net of tax in fiscal 2007 and 2006, respectively.  Such charges related to impairments of property and goodwill and restructuring charges that were incurred by PCA prior to acquisition.

This pro forma information is presented for informational purposes only and is not necessarily indicative of actual results had the acquisition been effected at the beginning of the respective periods presented, and is not necessarily indicative of future results.

CPI CORP.
Notes to Consolidated Financial Statements

NOTE 5 – DISCONTINUED OPERATIONS

During the third quarter of 2007, the Company exited its United Kingdom five-studio operation, which was acquired in conjunction with the PCA Acquisition.

Sales and operating results for the former UK operations included in discontinued operations are presented in the following table:

thousands

Discontinued operations:

Net sales	$231

Operating loss	$(197)
Tax benefit	-

Net loss from discontinued operations	$(197)

The net loss consists of costs to operate the business until its sale in October 2007 and related asset write-offs since the proceeds from the sale were nominal.

NOTE 6 – INVENTORIES

Inventories consist of:

thousands	February 2, 2008	February 3, 2007

Raw materials - film, paper and chemicals	$4,902	$4,086
Portraits in process	2,244	777
Finished portraits pending delivery	1,187	369
Frames and accessories	634	1,118
Studio supplies	3,636	2,083
Equipment repair parts and supplies	1,246	428
Other	447	206

Total	$14,296	$9,067

These balances are net of obsolescence reserves totaling $277,000 and $136,000 at February 2, 2008 and February 3, 2007, respectively.

CPI CORP.
Notes to Consolidated Financial Statements

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

In connection with the PCA Acquisition, the Company acquired goodwill.  This asset was recorded in accordance with SFAS No. 141, “Business Combinations”.  In accordance with SFAS No. 141, the goodwill is not amortized and instead is periodically evaluated for impairment.  There were no impairment charges in the periods presented.  The goodwill is expected to be fully deductible for tax purposes over 15 years.  The following table summarizes the Company’s goodwill at February 2, 2008 (in thousands):

	February 2, 2008	February 3, 2007

PCA acquisition	$17,338	$-

Goodwill from prior acquisitions	512	512

Translation impact on foreign balances	199	-
	$18,049	$512

Also, in connection with the PCA Acquisition, the Company acquired intangible assets related to the host agreements with Wal-Mart and the customer lists.  These assets were recorded in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”.  The host agreement with Wal-Mart and the customer list are being amortized over their useful lives of 21.5 years and six years, respectively.  The following table summarizes the Company’s amortizable intangible assets as of February 2, 2008 (in thousands):

			Translation
			Impact of
		Accumulated	Foreign
	Gross Amount	Amortization	Balances	Net Balance

Acquired host agreement	$43,982	$(1,359)	$646	$43,269
Acquired customer list	3,035	(1,440)	43	1,638
	$47,017	$(2,799)	$689	$44,907

The estimated aggregate amortization expense for the next five fiscal years is as follows:

2008	$ 2,841
2009	$ 2,450
2010	$ 2,253
2011	$ 2,156
2012	$ 2,101

NOTE 8 – OTHER ASSETS AND OTHER LIABILITIES

Included in both other assets and other liabilities is $6.3 million and $352,000 as of February 2, 2008 and February 3, 2007, respectively, related to workmens compensation insurance claims that exceed the deductible of the Company and that will be paid by the insurance carrier.  Since the Company is not released as primary obligor of the liability, it is included in both other assets as a receivable from the insurance company and in other liabilities as an insurance liability.

CPI CORP.
Notes to Consolidated Financial Statements

NOTE 9 – BORROWINGS

Short-term

On April 15, 2005, the Company entered into a $30.0 million (reducing to $25 million in February 2006 and $20 million in February 2007) unsecured bank revolving credit facility (the “Credit Agreement”), scheduled to expire on April 13, 2007 and carrying a variable interest rate charged at either LIBOR or prime rate funds, with an applicable margin added. On May 17, 2005, the Company replaced its then outstanding letters of credit with new letters of credit issued under the Credit Agreement thus allowing the Company to reclaim cash collateral of $6.2 million.

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

Effective November 30, 2005, the Company amended and restated the Credit Agreement to become a three-year term and revolving credit facility in an amount up to $43 million, consisting of an $18 million term loan and a $25 million revolving loan with a sub-facility for letters of credit in an amount not to exceed $15 million.  Borrowings and letters of credit under the Credit Agreement bore interest, at the Company’s option, at a variable rate based on either LIBOR or an alternative rate (as described in the Credit Agreement), with an applicable margin added.  The revolving loan was charged a non-use fee, which varied based on the Company’s leverage ratio.  Unless sooner paid, the outstanding principal balance of the term loan was to be repaid in five equal semi-annual installments beginning June 30, 2006 with the final payment on November 30, 2008.  The proceeds of the term loan were used to repay in full all of the outstanding principal, accrued and unpaid interest and make-whole amount due and owing under the Company’s Senior Note Agreement.

In connection with the redemption of the Company’s Senior Notes in the fourth quarter of 2005, the Company recorded a loss from extinguishment of debt consisting of a make-whole fee totaling $457,000 and the write-off of unamortized fees in the amount of $72,000.

In connection with the acquisition of assets of PCA on June 8, 2007, the Company again amended and restated the Credit Agreement to a five-year term and revolving credit facility in an amount up to $155 million, consisting of a $115 million term loan and a $40 million revolving loan with a sub-facility for letters of credit in an amount not to exceed $25 million. The obligations of the Company under the Credit Agreement are secured by (i) a guaranty from certain material direct and indirect domestic subsidiaries of the Company, and (ii) a lien on substantially all of the assets of the Company and such subsidiaries.

CPI CORP.
Notes to Consolidated Financial Statements

The revolving loans and letters of credit under the Credit Agreement bear interest, at the Company’s option, at either the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 1.75% to 2.50%, or an alternative base rate plus a spread ranging from 0.25% to 1.00%. The alternative base rate is the greater of the designated prime rate or the Federal Funds rate plus 0.50% (the “Base Rate”). The term loan under the Credit Agreement bears interest, at the Company’s option, at either LIBOR plus a spread ranging from 2.25% to 2.75%, or the Base Rate plus a spread ranging from .75% to 1.25%. The Company is also required to pay a non-use fee of .25% to .50% per annum on the unused portion of the revolving loans and letter of credit fees of 1.75% to 2.50% per annum. The interest rate spread in the case of LIBOR and Base Rate loans and the payment of the non-use fees and the letter of credit fees is dependent on the Company’s leverage ratio. Upon the occurrence and during the continuance of a default, unless the required lenders otherwise consent, the interest on obligations under the Credit Agreement will increase by two percent (2%) per annum. Interest is payable quarterly in arrears or at the end of the applicable LIBOR periods. Unless sooner repaid in whole or part pursuant to the terms of the Credit Agreement, the outstanding principal balance of the term loan is to be repaid in quarterly installments of $287,500 beginning September 30, 2007 through the maturity date thereof.  The agreement also includes mandatory prepayments based on the Company’s levels of cash flow and certain transactions.  The mandatory prepayment based upon cash flow is calculated annually at the conclusion of the fiscal year and is equal to 75% of excess cash flow (as defined in the Credit Agreement).   If the Total Funded Debt to EBITDA (as defined in the Credit Agreement) is below 1.50 to 1.00 for any two consecutive fiscal years, such percentage is reduced to 25% of excess cash flow.

The Company incurred $2.7 million in issuance costs associated with this second amended and restated agreement.  The term loan portion of issuance costs is being amortized using the effective interest method over the life of the related debt.  Fees associated with the revolving portion are being amortized on a straight-line basis over the life of the revolving commitment since there are no borrowings or repayments scheduled.

As part of this Agreement, the Company entered into an interest rate swap agreement to manage the interest rate risk on $57.5 million of the term loan.  This swap agreement has not been designated as a hedge as it has not been determined that it qualifies for cash flow hedge accounting.  As discussed above, payments under the term loan are currently based on LIBOR plus 2.75%.  To economically hedge the risk of increasing interest rates, the Company entered into an interest rate swap that effectively converted the floating LIBOR-based payments to a fixed rate of 4.97% plus the LIBOR-rate spread of 2.75%, resulting in a 7.72% interest rate.  The contract expires in September 2010.  For the interest rate period in place at February 2, 2008, three month LIBOR was 4.99%.  The loss related to this agreement was $2.9 million at February 2, 2008 which is included in interest expense.  This includes a $1.0 million immaterial out-of-period correction in the fourth quarter related to the third quarter.

The Credit Agreement and other ancillary loan documents contain terms and provisions (including representations, covenants and conditions) customary for transactions of this type.  The Company is in violation of the non-financial covenant with respect to timely delivery of its financial statements.  A waiver for such violation was obtained.  The financial covenants include the maintenance of minimum EBITDA (as defined in the Credit Agreement), a total leverage ratio test (consolidated total debt to EBITDA) and an interest coverage test.  The Credit Agreement also contains customary events of default.

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

CPI CORP.
Notes to Consolidated Financial Statements

Outstanding debt obligations are as follows:

thousands	February 2, 2008	February 3, 2007

Term loan portion of the Credit Agreement,
net of unamortized issuance costs	$111,719	$16,080
Less: current maturities	8,697	8,333
	$103,022	$7,747

There were no short-term borrowings outstanding at February 2, 2008 or February 3, 2007.

As of February 2, 2008, long-term debt maturities are as follows:

thousands	2007

2008	$8,697
2009	1,150
2010	1,150
2011	1,150
2012	102,278
$114,425
Unamortized issuance costs	2,706
$111,719

Mandatory prepayments have not been reflected in maturities for 2009 through 2011, as the amounts required based on cash flows, if any, are not currently estimable.

NOTE 10 – STOCKHOLDERS’ EQUITY

Share Repurchase

On February 8, 2006, the Company purchased 1,658,607 shares at $19.50 per share or a total consideration of approximately $32.4 million as a result of a Dutch Auction self-tender offer.  The Company funded the purchase of shares tendered in the tender offer through a combination of cash on hand and $7 million of incremental term loan funds.  Had the shares from this transaction been deducted from total shares outstanding as of February 5, 2004 (the beginning of fiscal 2005), pro forma diluted earnings (loss) per share would have been  $1.03 per share for 2005.

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

On September 5, 2007, the Company entered into Amendment No. 1 (the “First Amendment”) which permits the Knightspoint Group, which includes the Chairman of the Board and two other directors, to obtain beneficial ownership of up to 30% of the Company’s common shares, with certain restrictions, including that each member of the Knightspoint Group must grant an irrevocable proxy to the Secretary of the Company to vote from time to time the pro rata number of shares of the Company’s common shares owned by such person in excess of 20% of the Company’s common shares outstanding (the “Excess Shares”).  Further, the Secretary must vote the Excess Shares in the same proportion as the votes of all stockholders of the Company, including the Knightspoint Group.  Each person who ceases to be a member of the Knightspoint Group is precluded from acquiring shares if, as a result, such person would become the owner of the greater of the following (i) the percentage of the Company’s outstanding shares that such person beneficially owned immediately after it ceased being part of the Knightspoint Group and (ii) 20% of the Company’s outstanding shares.

On December 21, 2007, the Company entered into Amendment No. 2 (the “Second Amendment”) to permit the Knightspoint Group to acquire up to 40% of the Company’s common shares, subject to the same restrictions as described above with regard to the First Amendment.

Comprehensive Income and Accumulated Other Comprehensive Loss

The presentation of other comprehensive income for the year ended February 3, 2007 was adjusted to exclude the impact of the adoption of SFAS No. 158.

The following table shows the computation of comprehensive income (loss):

thousands	2007	2006	2005

Net earnings	$3,576	$16,327	$8,872
Other comprehensive income (loss):
Foreign currency translation adjustments	2,510	(264)	947
Defined benefit plans (1)	152	2,392	(1,613)
Total accumulated other comprehensive income (loss)	2,662	2,128	(666)

Total comprehensive income	$6,238	$18,455	$8,206

(1)           Net of tax expense (benefit) of $93, $1,255 and ($989) for 2007, 2006 and 2005, respectively.

CPI CORP.
Notes to Consolidated Financial Statements

The following table displays the components of accumulated other comprehensive (income) loss as of February 2, 2008, February 3, 2007 and February 4, 2006:

thousands	2007	2006	2005

Foreign currency translation adjustments	$(1,608)	$902	$638
Unfunded projected benefit obligation, net of tax:		-	-
Prior service cost	131	178	-
Unamortized net actuarial losses	8,202	8,307	-
Minimum pension liability, net of taxes	-	-	10,533
Accumulated other comprehensive loss	$6,725	$9,387	$11,171

The Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R (“SFAS No. 158”) as of February 3, 2007.  SFAS No. 158 requires the Company to recognize the funded status of defined benefit plans as an asset or liability in our balance sheet.  Funded status represents the difference between the projected benefit liability obligation of the plan and the market value of the plan’s assets.  Previously unrecognized amounts are now included in accumulated other comprehensive income (loss) under SFAS No. 158.  Changes in these amounts in the future will be adjusted as they occur through accumulated other comprehensive loss.

NOTE 11 – OTHER CHARGES AND IMPAIRMENTS

Other charges and impairments recorded as a component of income (loss) from operations included:

thousands	2007	2006	2005

Recorded as a component of income from operations:
Impairment charges	$256	$179	$567
Reserves for severance and related costs	2,035	878	2,546
Other transition related costs - PCA Acquisition	2,817	-	-
Other	87	183	(346)
	5,195	1,240	2,767
Recorded as a component of other (income) expense following income from operations:
Lease guarantee reserve reduction	-	(887)	-

Total Other Charges and Impairments	$5,195	$353	$2,767

Impairment Charges

During 2007, the Company incurred $256,000 of charges related to software that will no longer be used in the business.

During 2006, the Company incurred $179,000 of charges related to the write-off of certain legacy equipment that will no longer be used in the business.

During 2005, the completion of the U.S. digital conversion of the Sears Portrait Studios necessitated the write-down or write-off of certain parts and film inventories and equipment previously utilized in the analog film environment amounting to a total of $567,000.

Reserves for Severance and Related Costs

Charges in 2007 were $2.0 million and principally related to severance costs resulting from the termination of legacy PCA employees in connection with the integration of operations of the PCA Acquisition into CPI.

CPI CORP.
Notes to Consolidated Financial Statements

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

Other Transition Related Costs – PCA Acquisition

During 2007, in connection with the PCA Acquisition, the Company incurred transition-related costs associated with combining the operations of PCA into the CPI organization ($2.0 million), costs associated with the closure of the institutional businness acquired from PCA ($265,000) and cure costs associated with contractual obligations transferred from PCA to CPI ($523,000).

Other

The Company began a process to explore strategic alternatives to enhance shareholder value in 2006.  Investment banking and legal services in connection with this review totaled $183,000 in 2006.

The net credit in 2005 of $346,000 relates principally to the favorable settlement of a claim resulting in a $400,000 refund related to previously-paid loan commitment fees and costs.

Lease Guarantee Reserve Reduction

The lease guarantee reduction recorded in 2006 represents a partial reversal of reserves initially recorded in 2004 related to operating lease guarantees associated with the Company’s former Wall Décor segment, Prints Plus.  As the total guarantee related to these leases decreased with the passage of time, the payment of rents by Prints Plus and the settlement by the Company of certain leases rejected in bankruptcy, the related liability was reduced to reflect management’s revised estimate of remaining potential loss. This reserve is more fully discussed in Note 15 in the accompanying Notes to Consolidated Financial Statements.

The following is a summary of the 2006 and 2007 activity in the reserves established in connection with the Company’s restructuring and other initiatives:

thousands			Asset
	Reserve	2006	Write-			Reserve
	Balance	Charges	Downs/		Cash	Balance
	Feb. 4, 2006	(Credits)	Impairments	Recoveries	Payments	Feb. 3, 2007
Recorded as a component of income from operations:
Impairment charges	$-	$179	$(179)	$-	$-	$-
Reserves for severance, executive retirements/
repositioning and related costs	543	878	-	-	(972)	449
Other	2	183	-	-	(185)	-
	545	1,240	(179)	-	(1,157)	449
Recorded as a component of other expense
following income from operations:
Lease guarantee reserves	2,630	-	-	(887)	(999)	744

Total	$3,175	$1,240	$(179)	$(887)	$(2,156)	$1,193

CPI CORP.
Notes to Consolidated Financial Statements

thousands			Asset
	Reserve	2007	Write-		Reserve
	Balance	Charges	Downs/	Cash	Balance
	Feb. 3, 2007	(Credits)	Impairments	Payments	Feb. 2, 2008
Recorded as a component of income from operations:
Reserves for severance, executive retirements/
repositioning and related costs	$449	$2,035	$-	$(909)	$1,575
Other transition related costs - PCA Acquisition	-	2,817	-	(2,345)	472
Impairment charges	-	256	(256)	-	-
Contract terminations and settlements	-	87	-	(87)	-
	449	5,195	(256)	(3,341)	2,047
Recorded as a component of other expense following income from operations:
Lease guarantee reserves	744	-	-	-	744

Total	$1,193	$5,195	$(256)	$(3,341)	$2,791

The remaining reserves related to severance, executive retirements/repositioning and related costs are expected to be paid principally in 2008.  The remaining reserves relating to the Company’s guarantee of certain retail store leases of Prints Plus will be reduced as settlements or payments occur or as the related statutes of limitations expire.

NOTE 12 – STOCK-BASED COMPENSATION PLANS

As of February 2, 2008, the Company offers a stock option and restricted stock plan, both of which have been approved by the Company’s shareholders.  Expenses recognized for 2007, 2006 and 2005 with respect to the Restricted Stock Plan were $2.7 million, $776,000 and $811,000, respectively.  In 2006 and 2005, stock option modifications related to retiring executives resulted in $71,000 and $176,500 of expense, respectively, which was recorded in other charges and impairments along with the related additional separation costs incurred.

As described in Note 1, the Company adopted SFAS 123R effective February 5, 2006.  Prior to the adoption of SFAS 123R, the Company presented the benefit of all tax deductions resulting from the exercise of stock options and restricted stock awards as operating cash flows in the consolidated statements of cash flows.  SFAS 123R requires the benefits of tax deductions in excess of grant-date fair value be reported as a financing cash flow, rather than as an operating cash flow.  Tax benefit (deficiency) excess from stock based compensation of ($599,000) and $904,000, which were classified as a financing cash flow in 2007 and 2006, respectively, would have been classified as an operating cash flow if the Company had not adopted SFAS 123R.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions listed in the following table.  Assumptions below apply only to option modifications as all other outstanding options vested prior to the beginning of fiscal 2005 and no options were granted during 2007, 2006 or 2005.

CPI CORP.
Notes to Consolidated Financial Statements

	2007	2006	2005
Dividend yield	3.4%	3.4%	3.6%
Stock volatility factor	37.0%	37.0%	31.0%
Risk-free interest rate	3.0%	3.0%	3.0%
Expected term of options	1 year	1 year	1 year

Changes in stock options are as follows:

	2007		2006		2005
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Balance at beginning of year	35,046	$15.56	126,020	$20.02	229,470	$19.28
Granted	-	-	-	-	-	-
Cancelled or expired	-	-	(53,933)	25.75	(45,464)	23.73
Exercised	-	-	(37,041)	15.90	(57,986)	14.18
End of year balance	35,046	$15.56	35,046	$15.56	126,020	$20.02

Reserved for future grant at year-end	1,020,639
Exercisable	35,046	$15.56	35,046	$15.56	126,020	$20.02

The following table summarizes information about stock options outstanding at February 2, 2008:

	Options Outstanding and Exercisable
		Weighted-Average
		Remaining Contractual	Weighted-Average
Range of Exercise Prices	Shares	Life (Years)	Exercise Price

$12.96	10,046	2.72	$12.96
$16.50 - 17.00	25,000	2.18	16.60

Total	35,046	2.34	$15.56

Restricted Stock Plan

The Company has an amended and restated restricted stock plan for which 550,000 shares of common stock have been reserved for issuance to key employees and members of the Board of Directors.   Restricted stock is valued based on the fair market value of the Company's common stock on the grant date and the value is amortized over the vesting period.

On April 10, 2007, the Board of Directors approved a grant of 17,404 shares of restricted stock to certain employees in conjunction with the payment of 2006 performance awards.  On April 10, 2007, the Board of Directors approved a grant of 3,742 shares of restricted stock to its members of the Board of Directors in lieu of 2007 board retainer fees and certain committee chair fees they receive as directors of the Company.  Additionally, on April 11, 2007, the Board of Directors approved a grant of 9,239 shares of restricted stock to its Chairman of the Board as additional compensation for services rendered in 2006.  On August 24, 2007, the Board of Directors approved a grant of 19,014 shares of restricted stock to its Chairman of the Board and 3,851 shares to certain executives as a bonus for consummating the PCA Acquisition.  All shares issued under 2007 grants vested on February 2, 2008.

On April 21, 2006, the Board of Directors approved a grant of 27,848 shares of restricted stock to certain employees in conjunction with the payment of 2005 performance awards.  On March 8, 2006, the Board of Directors approved a grant of 10,951 shares of restricted stock to its members of the Board of Directors in lieu of 2006 board retainer fees and certain committee chair fees they receive as directors of the Company.  Additionally, on March 23, 2006, the Board of Directors approved a grant of 5,408 shares of restricted stock to its Chairman of the Board as additional compensation for services rendered in 2005.  Shares issued under these three grants became fully vested on February 3, 2007.

CPI CORP.
Notes to Consolidated Financial Statements

Changes in restricted stock are as follows:

	2007		2006		2005
	Shares	Grant-date Value	Shares	Grant-date Value	Shares	Grant-date Value
Nonvested stock, beginning of year	4,448	$17.99	29,727	$17.20	5,205	$13.45
Granted	53,250	50.52	44,207	17.75	64,730	16.67
Vested	(55,836)	48.81	(52,223)	17.39	(37,396)	16.02
Forfeited	(278)	54.00	(17,263)	17.83	(2,812)	13.66
Nonvested stock, end of year	1,584	$18.95	4,448	$17.99	29,727	$17.20

Reserved for future grant at year-end	187,937

Stock-based compensation expense related to restricted stock		$2,724,102		$776,088		$727,532

Future compensation expense related to nonvested stock	$29,252

The weighted average remaining vesting period of nonvested stock as of February 2, 2008 is 2 years.

NOTE 13 – EMPLOYEE BENEFIT PLANS

Expenses for retirement and savings-related benefit plans were as follows:

thousands	2007	2006	2005

Profit sharing	$526	$442	$506
Pension plan expense	1,202	1,614	1,412
Supplemental retirement plan expense	281	281	280
Total	$2,009	$2,337	$2,198

Profit Sharing

Under the Company’s profit-sharing plan, as amended and restated, eligible employees may elect to invest from 1% to 50% of their base compensation, subject to annual limitations, in a trust fund, the assets of which are invested in securities other than Company stock. The Company matches at 50% of the employees’ investment contributions, up to a maximum of 5% of the employees’ compensation.  The Company's matching contributions are made in shares of its common stock which vest incrementally at 20% per year of service or 100% once an employee has five years of service with the Company. Expenses related to the profit-sharing plan are accrued in the year to which the awards relate, based on the fair market value of the Company's common stock to be issued, determined as of the date earned.

Defined Benefit Plans

The Company maintains a qualified, noncontributory pension plan that covers all full-time United States employees meeting certain age and service requirements.  The plan provides pension benefits based on an employee's length of service and the average compensation earned from the later of the hire date or January 1, 1998 to the retirement date.

The Company's funding policy is to contribute annually at least the minimum amount required by government funding standards, but not more than is tax deductible.  Plan assets consist primarily of exchange traded index funds, cash equivalents and fixed income securities.

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

The Company seeks to maximize returns and minimize risk of the plan’s investment portfolio by diversifying the risks of the portfolio over many different industries and sectors.  The targeted allocations are indicated below.  The Company’s pension plan weighted average asset allocations at December 31, 2007 and December 31, 2006, by asset category, are as follows:

		Plan Assets at December 31,
	Target
Asset Category	Allocation	2007	2006
Equity securities	60%	61%	66%
Debt securities	40%	39%	34%
Total	100%	100%	100%

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

The Company also maintains a noncontributory defined benefit plan providing supplemental retirement benefits for certain current and former key executives.  The cost of providing these benefits is accrued over the remaining expected service lives of the active plan participants.  Net supplemental retirement benefit costs for 2007, 2006 and 2005 were $281,000, $281,000 and $280,000, respectively.  The supplemental retirement plan is unfunded and as such does not have a specific investment policy or long-term rate of return assumptions.  However, certain assets will be used to finance these future obligations and consist of investments in a Rabbi Trust amounting to $3.5 million and $3.6 million at February 2, 2008 and February 3, 2007, respectively.  In 2008, the Company expects to pay approximately $180,000 of scheduled supplemental retirement plan benefit payments from the assets of the Rabbi Trust.

SFAS No. 158 requires employers to recognize the funded status of a defined benefit retirement plan as an asset or liability in its statements of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur.  SFAS No. 158 was adopted by the Company effective February 3, 2007.  Based on the projected benefit obligations of the Company’s defined benefit plan and supplemental retirement plan, the aggregate underfunded status of the Company’s defined benefit retirement plans at January 1, 2007 was $20.1 million and the recorded liability was $19.6 million.  As a result of adopting this standard, the Company recognized an additional accrued benefit liability of $422,000 and eliminated an intangible asset for unrecognized prior service costs of  $133,000.  The impact of these changes was recognized as an adjustment to other comprehensive loss of $344,000, which is net of a $211,000 tax benefit.  Under SFAS No. 158, the Company is not required to change the timing of the measurement date until fiscal 2008.  Accordingly, the measurement dates for the pension and supplemental retirement plans are December 31, 2007 and December 31, 2006, which correlate to the Company’s fiscal years ended February 2, 2008 and February 3, 2007, respectively.

The following benefit payments, which reflect expected future service, are expected to be paid as follows:

	Pension Plan	Supplemental Retirement
thousands	Benefits	Plan Benefits

2008	$2,000	$180
2009	2,000	130
2010	2,100	40
2011	2,300	60
2012	2,400	100
2013-2017	14,600	1,280

CPI CORP.
Notes to Consolidated Financial Statements

The Company contributed $5.1 million to its pension plan in 2007 and made no contribution in 2006.  The Company estimates a 2008 contribution of approximately $3.0 million.  Future contributions to the pension plan will be dependent upon legislation, future changes in discount rates and the earnings performance of plan assets.

The following table summarizes benefit obligation and plan asset activity for the retirement plans:

thousands	Defined Benefit Plans
	Pension Plan		Supplemental Retirement Plan
	2007	2006	2007	2006
Projected benefit obligation
Benefit obligation at beginning of year	$51,836	$52,948	$3,702	$3,777
Service cost	279	404	77	76
Interest cost	2,936	2,869	206	200
Actuarial losses (gains)	(1,494)	(2,287)	(118)	(68)
Benefit payments	(3,312)	(2,098)	(250)	(283)

Benefit obligation at end of year (1) (2)	$50,245	$51,836	$3,617	$3,702

Fair value of plan assets
Fair value at beginning of year	$35,472	$33,793	$-	$-
Actual return on plan assets	647	3,777	-	-
Employer contributions (3)	5,050	-	249	283
Benefit payments	(3,312)	(2,098)	(249)	(283)

Fair value at end of year	$37,857	$35,472	$-	$-

Funded status
Funded status at end of year	$(12,388)	$(16,364)	$(3,617)	$(3,702)
Unrecognized prior service cost	89	133	123	154
Unrecognized net loss (gain)	13,859	13,944	(658)	(573)

Net amount recognized	$1,560	$(2,287)	$(4,152)	$(4,121)

Components of consolidated balance sheet
Accrued benefit liability	$(12,388)	$(16,364)	$(3,617)	$(3,702)
Accumulated other comprehensive loss	13,948	14,077	(535)	(419)

Net amount recognized	$1,560	$(2,287)	$(4,152)	$(4,121)

(1)	At February 2, 2008 and February 3, 2007, the accumulated benefit obligation for the pension plan was $49.6 million and $51.0 million, respectively.
(2)	At February 2, 2008 and February 3, 2007, the accumulated benefit obligation for the supplemental retirement plan was $3.5 million and $3.6 million, respectively.
(3)
For the supplemental retirement plan for the fiscal years ended February 2, 2008 and February 3, 2007, the employer contributions were financed through the liquidation of investments in the Company’s Rabbi Trust.  For the fiscal year ended February 2, 2008, contributions to the pension plan include $771,000 that was contributed after the measurement date but prior to year-end.

CPI CORP.
Notes to Consolidated Financial Statements

The following table summarizes the net prior service cost and net actuarial (gain)/loss recorded as “Accumulated Other Comprehensive Loss” and recognized in earnings in fiscal year 2007 and 2006:

thousands		Supplemental
	Pension Plan	Retirement Plan	Total
Prior Service Cost, net of tax:
Unrealized losses on net prior service cost at February 4, 2006	$-	$-	$-
Net prior service cost recorded in accumulated other comprehensive loss	110	114	224
Recognition of net prior service cost in earnings	(27)	(19)	(46)
Unrealized losses on net prior service cost at February 3, 2007	83	95	178
Recognition of net prior service cost in earnings	(28)	(19)	(47)
Unrealized losses on net prior service cost at February 2, 2008	$55	$76	$131

Actuarial (Gain) Loss, net of tax:
Unrealized losses (gains) on net actuarial (gain)/loss at February 4, 2006	$10,533	$-	$10,533
Net actuarial gains recorded in accumulated other comprehensive loss	(1,191)	(371)	(1,562)
Recognition of net actuarial (losses)/gains in earnings	(680)	16	(664)
Unrealized losses (gains) on net actuarial (gain)/loss at February 3, 2007	8,662	(355)	8,307
Net actuarial gains recorded in accumulated other comprehensive loss	485	(74)	411
Recognition of net actuarial (losses)/gains in earnings	(537)	21	(516)
Unrealized losses (gains) on net actuarial (gain)/loss at February 2, 2008	$8,610	$(408)	$8,202

The amounts of net prior service cost and net actuarial loss for the pension plan expected to be recognized in earnings during fiscal year 2008 are $44,000 and $678,000, respectively.  The amounts of net prior service cost and net actuarial loss for the supplemental retirement plan expected to be recognized in earnings during fiscal year 2008 are $31,000 and ($59,000), respectively.

The following table sets forth the components of net periodic benefit cost for the retirement plans:

thousands	Pension Plan			Supplemental Retirement Plan
	2007	2006	2005	2007	2006	2005
Components of net periodic benefit cost
Service cost	$279	$404	$468	$77	$75	$112
Interest cost	2,936	2,869	2,796	206	200	249
Expected return on plan assets	(2,924)	(2,799)	(2,831)	-	-	-
Amortization of prior service cost	44	44	44	31	31	31
Amortization of net (gain) loss	867	1,096	935	(33)	(25)	(18)
Net gain due to settlements	-	-	-	-	-	(94)

Net periodic benefit	$1,202	$1,614	$1,412	$281	$281	$280

CPI CORP.
Notes to Consolidated Financial Statements

The following table sets forth the weighted-average plan assumptions and other data:

	Pension Plan			Supplemental Retirement Plan
	2007	2006	2005	2007	2006	2005

Weighted-average assumptions used to determine
benefit obligations at fiscal year end:
Discount rate	6.00%	5.75%	5.50%	6.00%	5.75%	5.50%
Rate of increase in future compensation	3.00%	3.00%	3.75%	2.00%	2.00%	2.00%
Weighted-average assumptions used to determine
net periodic benefit cost:
Discount rate	5.75%	5.50%	5.75%	5.75%	5.50%	5.75%
Expected long-term return on plan assets	8.25%	8.25%	8.50%	N/A	N/A	N/A
Rate of increase in future compensation	3.00%	3.75%	3.75%	2.00%	2.00%	2.00%

The following table provides the required information for the pension plan and supplemental retirement plan as in both cases benefit obligations are in excess of plan assets:

thousands	Pension Plan		Supplemental Retirement Plan
	2007	2006	2007	2006

Projected benefit obligation	$50,244	$51,836	$3,617	$3,702
Accumulated benefit obligation	49,647	50,995	3,520	3,607
Fair value of plan assets	37,857	35,472	-	-

The Company also maintains a noncontributory pension plan that covers all Sears Portrait Studios Canadian employees meeting certain service requirements.  The plan provides pension benefits based on an employee’s length of service and annual compensation earned.  As of February 28, 2005, the Company amended its plan to implement a freeze of future benefit accruals, except for certain employees who were both over 50 years of age and had ten or more years of service with the Company on that date.  The Company contributed approximately $220,000 and $218,000 to this retirement plan in calendar 2007 and 2006, respectively.  Plan assets were $2.9 million as of December 31, 2007 and $2.4 million as of December 31, 2006, and consisted of several Canadian equity and fixed income funds and a global equity fund.  No liability is reflected in the Company’s consolidated financial statements as the plan is fully funded.

CPI CORP.
Notes to Consolidated Financial Statements

NOTE 14– INCOME TAXES

The components of income tax provision (benefit) were:

thousands			2005
	2007	2006	(restated)
Federal
Current	$(185)	$(484)	$1,631
Deferred	254	8,411	(428)
Federal income tax	69	7,927	1,203
State
Current	681	140	51
Deferred	(368)	813	113
State income tax	313	953	164
Foreign
Current	-	94	353
Deferred	1,569	133	185
Foreign income tax	1,569	227	538

Total income tax provision	$1,951	$9,107	$1,905

The discontinued operations had no income tax impact.

A reconciliation of expected income tax expense from continuing operations at the federal statutory rate of 34% to the Company’s applicable income tax expense (benefit) follows:

thousands			2005
	2007	2006	(restated)

Tax at statutory rate (34%)	$1,946	$8,648	$3,664
State income tax, at statutory rate, net of
federal income tax benefit	244	629	281
Tax effect of:
Reduction of deferred tax liabilities	-	-	(2,483)
Expenses not deductible	248	184	158
Tax credits and exclusions	(691)	(244)	(381)
Valuation allowance	457	-	(289)
Foreign taxes	385	41	372
Tax settlements	-	(151)	376
Tax true-ups	(621)	-	-
US tax on 965 dividend	-	-	242
US tax benefit of foreign tax deduction	(17)	-	(35)

Applicable income taxes	$1,951	$9,107	$1,905

The 2005 tax provision was restated to give effect to errors in certain tax depreciation records as described in Note 2.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109,  “Accounting for Income Taxes.”  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted the provisions of FIN 48 effective February 4, 2007, which had no impact on the financial statements of the Company upon adoption.

CPI CORP.
Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Balance at February 4, 2007	$-
Increase related to current year tax position	2,660

Balance at February 2, 2008	$2,660

In preparing its tax return, the Company is required to interpret complex tax laws and regulations and utilize income and cost allocation methods to determine its taxable income.  On an ongoing basis, the Company is subject to examination by federal, state and foreign taxing authorities that may give rise to differing interpretations of the complex laws, regulations and methods.  No examinations were finalized in the current reporting year.  At year-end, the Company believes that the aggregate amount of any additional tax liabilities that may arise from other examinations by taxing authorities, if any, will not have a material adverse effect on the financial condition, results of operations or cash flow of the Company.

Deferred income tax assets and liabilities reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for the same items for income tax reporting purposes.

The components of the Company’s net deferred tax assets as of February 2, 2008 and February 3, 2007 were:

thousands	2007	2006

Deferred tax assets
Federal, state and foreign operating and capital loss carryforwards	$3,806	$4,577
Pension and supplemental retirement plan benefits	5,541	6,111
Reserves, principally due to accrual for financial reporting purposes	3,047	3,076
Revenue recognition, principally due to SAB 104	8	588
Federal and foreign tax credit carry forwards	3,735	2,420
Interest rate swap	1,113	-
Property and equipment, principally due to differences in depreciation	2,719	-
Other	260	-

Gross deferred tax assets	20,229	16,772

Deferred tax liabilities
Property and equipment, principally due to differences in depreciation	-	(1,781)
Other	-	(87)

Gross deferred tax liabilities	-	(1,868)

Valuation allowance	(3,117)	(2,660)

Net deferred tax asset	$17,112	$12,244

The Company had net operating loss carryforwards for state tax purposes and Canadian purposes of approximately $0.1 million and $0.3 million, respectively, which begin to expire in 2008 and 2010, respectively.  The Company also has alternative minimum tax credit carryforwards of approximately $0.9 million.  The Company has General Business Tax Credit carryforwards totaling $2.8 million, which expire in tax years 2023 through 2025.

CPI CORP.
Notes to Consolidated Financial Statements

The Company regularly assesses the likelihood that deferred tax assets will be recovered through future taxable income.  To the extent the Company believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. At February 3, 2007, the Company had a valuation allowance of approximately $2.7 million to offset deferred tax assets related to capital loss carryforwards.  In the year ended February 2, 2008, an additional $0.5 million valuation allowance for the tax benefit of the loss incurred by the Mexican operation was recorded.  It is management’s belief that the remaining net deferred tax asset meets the criteria for realization, including the existence of a history of taxes paid sufficient to support the realization of deferred tax assets.  If these unrecognized tax benefits were recognized, approximately $3.1 million would impact the effective tax rate.  While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.  The Company recognizes interest expense and penalties related to the unrecognized tax benefits in income tax expense.   The Company had no accrued interest and penalties as of February 2, 2008 or February 4, 2007.

The American Jobs Creation Act (“AJCA”) which was enacted on October 22, 2004 created a temporary incentive for U.S. multinationals to repatriate accumulated earnings outside the United States by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.  The Company elected to apply this provision to qualifying earnings repatriations in fiscal year 2006, providing taxes of approximately $472,000.

At February 2, 2008, approximately $5.8 million of foreign subsidiary net earnings were considered permanently invested in those businesses.  U.S. income taxes have not been provided for such unrepatriated earnings. It is not practicable to determine the amount of unrecognized deferred tax liabilities associated with such unrepatriated earnings.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases various premises and equipment under noncancellable operating lease agreements with initial terms in excess of one year and expiring at various dates through fiscal year 2012.  The leases generally provide for the lessee to pay maintenance, insurance, taxes and certain other operating costs of the leased property.

Rental expense during 2007, 2006 and 2005, on all operating leases was $1.4 million, $1.3 million and  $1.4 million, respectively.

Minimum rental payments under operating leases with initial terms in excess of one year at February 2, 2008, are as follows:

2008	$559
2009	339
2010	157
2011	40
2012	8
Total minimum payments	$1,103

Standby Letters of Credit

As of February 2, 2008, the Company had standby letters of credit outstanding in the principal amount of $21.5 million primarily used in conjunction with the Company’s self-insurance programs.

CPI CORP.
Notes to Consolidated Financial Statements

Purchase Commitments

As of February 2, 2008, the Company had outstanding purchase commitments for goods and services of $5.9 million.  Of these commitments, $904,000 are unconditional purchase obligations related to telecommunication services and database maintenance contracts.  Expense related to these unconditional purchase obligations during 2007, 2006 and 2005 was $421,000, $711,000 and $91,000, respectively.

Future payments under these obligations at February 2, 2008, are as follows:

2008	$487
2009	313
2010	104

Total minimum payments	$904

Potential Studio Closures

The assumed U.S. host agreement with Wal-Mart contained a provision calling for the closure of five hundred PictureMe Portrait Studios every fiscal year in which PictureMe Portrait Studio comparable studio sales are both negative and more than 50 basis points below Wal-Mart’s comparable U.S. store sales.  After the first fiscal year the PictureMe Portrait Studios achieve comparable sales growth, this provision is no longer applicable.  The PictureMe Portrait Studios did not meet the minimum sales levels for the current year.   The Company and Wal-Mart recently executed an amendment to the U.S. agreement which provides for the closure of 51 of the Company’s existing studios by July 31, 2008 or later if agreed to in writing by the parties, eliminates a section of the original agreement that required a specified number of studio closures if specified comparable store sales targets are not met, and provides for a reduction in minimum studio hours of operation.  The closure of 51 studios is expected to have an impact of approximately $1,000 per studio which is immaterial to the Company’s future results of operation.

Contingent Tax Liability

As a result of the purchase agreement related to the PCA Acquisition, the Company is required to indemnify the seller for a portion of the obligations or liabilities of the sellers or any of PCA subsidiary in respect of a pre-petition Canadian tax assessment regarding disagreed items on Canadian audits relating primarily to transfer pricing issues between the United States and Canada for photo pricing, management fees and mediation fees (the “Canadian Tax Liability”).  The Company is liable for (a) 50% of any taxes paid by the sellers in respect of the Canadian Tax Liability up to $500,000 and (b) 80% of any taxes paid by the seller in respect of the Canadian Tax Liability that are in excess of $500,000 provided, however, that in no event shall the Company be obligated to pay to the sellers any amounts in excess of $1,500,000.   Upon purchase, the Company recorded CAD $527,355, which is the Company’s best estimate of the amount owed for the Canadian Tax Liability.

Contingent Lease Obligations

In July 2001, the Company announced the completion of the sale of its Wall Décor segment, which included the ongoing guarantee of certain operating real estate leases of Prints Plus.  As of February 2, 2008, the maximum future obligation to the Company under its guarantee of remaining leases is approximately $1.0 million.  To recognize the risk associated with these leases based upon the Company’s past experience with renegotiating lease obligations and the management’s evaluation of remaining lease liabilities, the Company has recorded lease obligation reserves totaling approximately $744,000 at February 2, 2008.  Based on the status of remaining leases, the Company believes that the $744,000 reserve is adequate to cover the potential losses to be realized under the Company’s remaining operating lease guarantees.

CPI CORP.
Notes to Consolidated Financial Statements

Contingent Commission Payments

The Company, upon certain conditions, could be required to provide Sears with certain commission adjustments (the “Contingent Payments”) through 2008, the remaining term of the current U.S. agreement.  The Contingent Payments are triggered only if the Company operates more than 24 domestic non-Sears portrait studios and the rate of growth in total contractual commissions paid to Sears by the Company under the pre-existing agreement does not exceed levels specified in the agreement. If both of the above mentioned conditions occur, the Contingent Payments are determined by a formula included in the agreement.  However, in no event shall such payments exceed $2.5 million annually or $7.5 million cumulatively through 2008, the remaining term of the current agreement.  As a result of the addition of PictureMe Portrait Studios in 2007, this provision applies and the related commission adjustments have been accrued in the accompanying 2007 consolidated financial statements.

Legal Proceedings

The Company and two of its subsidiaries are defendants in a lawsuit entitled Shannon Paige, et al. v. Consumer Programs, Inc., filed March 8, 2007, in the Superior Court of the State of California for the County of Los Angeles, Case No. BC367546.  The case was subsequently removed to the United States District Court for the Central District of California, Case No. CV 07-2498-FMC (RCx).  The Plaintiff alleges that the Company failed to pay him and other hourly associates for “off the clock” work and that the Company failed to provide meal and rest breaks as required by law.  The Plaintiff is seeking damages and injunctive relief for himself and others similarly situated.  The case is in preliminary stages of discovery.  Class certification has yet to be addressed, but the Company intends to contest class certification at the earliest opportunity. The Company believes the claim is without merit and intends to vigorously defend itself and its subsidiaries against these claims.

The Company is a defendant in a lawsuit entitled Picture Me Press LLC v. Portrait Corporation of America, et al., Case No. 5:08cv32, which was filed in the United States District Court for the Northern District of Ohio on January 4, 2008. The suit alleges that the Company’s operation of PictureMe! Portrait Studios infringes on Plaintiff’s trademark for its picture books and seeks damages and injunctive relief.  The Company believes the case is without merit and will vigorously defend itself against these claims.   The Company has denied the claims and filed counterclaims against the Plaintiff.

The Company is also a defendant in other routine litigation, but does not believe these lawsuits, individually or in combination with the cases described above, will have a material adverse effect on its financial condition. The Company cannot, however, give assurances that these legal proceedings will not have a material adverse effect on its business or financial condition.

NOTE 16 – FAIR VALUE ESTIMATES

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Current Assets and Current Liabilities

Excluding deferred tax assets, the carrying amounts approximate fair value at February 2, 2008 and February 3, 2007 due to the short maturity of these financial instruments.

CPI CORP.
Notes to Consolidated Financial Statements

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

Goodwill and Other Intangible Assets

The fair value of goodwill is measured using the market capitalization of CPI.  Such valuation is used should it indicate impairment of goodwill.  We have not had any impairments of goodwill.  We determine fair value of other intagibles using undiscounted cash flow analysis, which requires us to make certain assumptions and estimates.  See Note 1 for further discussion.

Long-Term Debt and Interest Rate Swap

As of February 2, 2008, the Company’s long-term debt bears a rate of interest that varies with the market.  Accordingly, the fair market value is estimated to approximate the recorded value of this instrument.  Additionally, the company has an interest rate swap agreement for $57.5 million which bears interest at a fixed rate.  At February 2, 2008,  the fair market value of the swap of $2.9 million was recorded in the financial statements within other liabilities.

NOTE 17 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

thousands, except per share data	QUARTER ENDED:

FISCAL YEAR 2007	April 28, 2007	July 21, 2007	November 10, 2007	February 2, 2008
	(12 weeks)	(12 weeks)	(16 weeks)	(12 weeks)
Net sales	$57,761	$68,104	$135,391	$162,770
Gross profit	49,338	57,614	115,117	144,145
Net earnings (loss) from continuing operations	2,555	(4,495)	(10,016)	15,729
Net earnings (loss) from discontinued operations	-	(106)	(91)	-
Net earnings (loss)	2,555	(4,601)	(10,107)	15,729
Net earnings (loss) per share from continuing operations - diluted	$0.40	$(0.70)	$(1.56)	$2.44
Net loss per share from discontinued operations- diluted	$-	$(0.02)	$(0.01)	$-
Net earnings (loss) per share - diluted	$0.40	$(0.72)	$(1.57)	$2.44
Net earnings (loss) per share from continuing operations - basic	$0.40	$(0.70)	$(1.56)	$2.45
Net loss per share from discontinued operations - basic	$-	$(0.02)	$(0.01)	$-
Net (loss) earnings per share - basic	$0.40	$(0.72)	$(1.57)	$2.45
Weighted average number of common and equivalent shares - diluted	6,388	6,386	6,402	6,434
Weighted average number of common and equivalent shares - basic	6,363	6,386	6,402	6,409

CPI CORP.
Notes to Consolidated Financial Statements

thousands, except per share data	QUARTER ENDED:

FISCAL YEAR 2006	April 29, 2006	July 22, 2006	November 11, 2006	February 3, 2007
	(12 weeks)	(12 weeks)	(16 weeks)	(12 weeks)
Net sales	$59,670	$56,345	$77,050	$100,738
Gross profit	51,090	47,650	65,516	89,198
Net earnings (loss)	1,844	640	(951)	14,794
Net earnings (loss) per share - diluted	$0.29	$0.10	$(0.15)	$2.32
Net earnings (loss) per share - basic	$0.29	$0.10	$(0.15)	$2.33
Weighted average number of common and equivalent shares - diluted	6,378	6,369	6,351	6,382
Weighted average number of common and equivalent shares - basic	6,365	6,342	6,351	6,355

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                      Controls and Procedures

a)	Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include those controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, we have recognized that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Management is required to apply judgment in evaluating its controls and procedures.

The Company determined that it was necessary to restate the Company’s consolidated financial statements for the fifty-two weeks ended February 4, 2006 as described in Note 2 to these Consolidated Financial Statements.  The restatement impacted certain line items within cash flows from operations, but had no effect on total cash flows from operations and did not impact cash flows from investing activities or financing activities.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 (e) under the Exchange Act) as of February 2, 2008. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of February 2, 2008 because of material weaknesses in internal control over financial reporting. The Company identified material weaknesses in our internal control over financial reporting as described below.

b)	Management’s Report on Internal Controls Over Financial Reporting

CPI’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).  CPI’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of February 2, 2008. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. On June 8, 2007, the Company acquired substantially all of Portrait Corporation of America’s (“PCA”) assets and assumed certain liabilities of PCA (“the acquired business”). Management excluded  from its assessment of the effectiveness of the Company’s internal control over financial reporting as of February 2, 2008, the acquired business’ internal control over financial reporting associated with total assets of $119.5 million acquired on June 8, 2007 and total revenues of $148.8 million included in the consolidated financial statements of the Company for the year ended February 2, 2008.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on our evaluation of internal control over financial reporting as of February 2, 2008, management has determined that the following material weaknesses existed in our internal control over financial reporting:

Controls Over the Accounting for Income Taxes -The Company’s reconciliation controls over tax depreciation amounts, which include the timely resolution of reconciling items between the Company’s tax returns, the Company’s tax depreciation records, and the calculations of deferred taxes and income tax expense, were ineffective.  Further, management did not have monitoring controls in place to ensure those reconciliation controls were designed and operating effectively.  As a result, the Company had a material misstatement to income tax expense in its previously issued consolidated financial statements for the fifty-two weeks ended February 4, 2006. Accordingly, the Company’s previously issued consolidated financial statements as of and for the fifty-two weeks ended February 4, 2006 were restated.

Controls Over the Accounting for the Interest Rate Swap - The Company did not have policies and procedures in place to ensure the fair value of the Company’s interest rate swap was properly determined and recorded.  Further, management did not have monitoring controls in place to ensure that such policies and procedures were designed and operating effectively.  A material misstatement resulting from this material weakness was identified in the Company’s preliminary consolidated financial statements as of and for the year ended February 2, 2008 which was corrected prior to the issuance of the Company’s consolidated financial statements.

Controls Over the Accounting for Advertising Costs - The Company did not have policies and procedures in place to verify the accuracy of the information included within the Company’s advertising accrual analysis, which is used to record both the initial advertising accruals and subsequent adjustments to these accruals related to ongoing advertising programs. In addition, effective management review of subsequent adjustments to the initial accrual was not performed.  Further, management did not have monitoring controls in place to ensure that appropriate policies and procedures relative to such accruals were designed and operating effectively. A material misstatement resulting from this material weakness was identified in the Company's preliminary consolidated financial statements as of and for the year ended February 2, 2008 which was corrected prior to the issuance of the Company’s consolidated financial statements.

As a result of the material weaknesses in our internal control over financial reporting described above, the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company did not maintain effective internal control over financial reporting  as of February 2, 2008 based on criteria established in Internal Control – Integrated Framework issued by COSO.

KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of February 2, 2008, which is included in Item 9A(e) below.

c)	Changes in Internal Control

There were no changes in the Company's internal control over financial reporting during the quarter ended February 2, 2008, which were identified in connection with management's evaluation required by paragraph (d) of rule 13a-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

d)	Remediation Activities

Subsequent to February 2, 2008, the Company developed a remediation plan that will result in the implementation of changes in our internal control over financial reporting including the following:

•
Implementing effective controls over tax depreciation amounts, which include the timely resolution of reconciling items between the Company’s tax returns, the Company’s tax depreciation records, and the calculations of deferred taxes and income tax expense.

•	Establishing management monitoring controls to ensure those reconciliation controls are designed and operating effectively.
•	Establishing policies and procedures to ensure the fair value of the interest rate swap is properly determined and recorded.
•	Establishing management monitoring controls to policies and procedures over determining and recording of the interest rate swap is designed and operating effectively.
•	Establishing policies and procedures to ensure the accrual for unpaid advertising costs is properly determined and recorded.
•	Establishing management monitoring controls for policies and procedures over the determination and recording of the advertising accrual to ensure controls are designed and operating effectively.

Additional measures may be forthcoming as the Company evaluates the effectiveness of these efforts.  The Company cannot assure you that these remediation efforts will be successful or that the Company’s internal control over financial reporting will be effective in accomplishing all control objectives all of the time.

e)	Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CPI Corp.:

We have audited CPI Corp. and subsidiaries’ (the Company’s) internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A(b) “Management's Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to (1) controls over the accounting for income taxes, (2) controls over the accounting for the interest rate swap and (3) controls over the accounting for advertising costs have been identified and included in management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CPI Corp. and subsidiaries as of February 2, 2008 and February 3, 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended February 2, 2008.  These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated May 8, 2008, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, CPI Corp. and subsidiaries have not maintained effective internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

On June 8, 2007, the Company acquired substantially all of Portrait Corporation of America’s (“PCA”) assets and assumed certain liabilities of PCA (“the acquired business”).  Management excluded  from its assessment of the effectiveness of the Company’s internal control over financial reporting as of February 2, 2008, the acquired business’ internal control over financial reporting associated with total assets of $119.5 million acquired on June 8, 2007 and total revenues of $148.8 million included in the consolidated financial statements of the Company for the year ended February 2, 2008.  Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the acquired business.

/s/ KPMG LLP
_____________
KPMG LLP
St. Louis, Missouri
May 8, 2008

Item 9B.                                Other Information

None.

PART III

Item 10.                                Directors, Executive Officers and Corporate Governance

The response to this Item required by Item 401 of Regulation S-K, with respect to directors, incorporates by reference the information under the caption “Election of Directors” and “Executive Officers” in the Proxy Statement for the 2008 Annual Meeting of Stockholders (the “Proxy Statement”) and, with respect to the audit committee, incorporates by reference the information under the caption “Board and Committee Meetings” and “Report of Audit Committee” of the Proxy Statement.

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

Item 11.                                Executive Compensation

The response to this Item incorporates by reference the information under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “Report of the Compensation Committee on Executive Compensation,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2007,” “Outstanding Equity Awards at 2007 Fiscal Year-End,” “Option Exercises and Stock Vested for 2007,” “Nonqualified Deferred Compensation in 2007,”  “Employment Contracts, Termination of Employment and Change in Control Arrangements,” “Compensation Committee Interlocks and  Insider Participation,” and “Director Compensation for Fiscal Year 2007,” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this Item incorporates by reference the information under the caption “Security Ownership of Certain Beneficial Owners” in the Proxy Statement.

The following table provides information as of February 2, 2008 regarding the number of shares of common stock that were issuable under the Company’s equity compensation plans.

			Number of securities
			remaining available for
	Number of securities to	Weighted-average	future issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights (a)	warrants and rights (b)	reflected in column (a)) (c)
Equity compensation plans
approved by security holders	35,046	$15.56	1,218,015	(1)
Equity compensation plans not
approved by security holders (2)	-	-	80,232	(3)
Total	35,046	$15.56	1,298,247

(1)
Includes 1,020,639 shares reserved for issuance under the Company’s stock option plan, 187,937 shares reserved for issuance under the Company’s restricted stock plan and 9,439 shares reserved for issuance under the Company’s employees’ profit sharing plan.

(2)
The only plan not approved by security holders is the Company’s stock bonus plan.  This plan was enacted in fiscal 1982 and is no longer active.  The remaining awards granted under this plan vested in fiscal 2003.

(3)	Represents 80,232 shares reserved for issuance under the Company’s inactive stock bonus plan.

Item 13.                                Certain Relationships and Related Transactions, and Director Independence

The response to this Item incorporates by reference the relevant information under the captions “Certain Relationships and Related Transactions” and “Director Independence” in the Proxy Statement.

Item 14.                                Principal Accounting Fees and Services

The response to this Item incorporates by reference the information under the caption “Fees Paid to Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.                                Exhibits and Financial Statement Schedules

(a)        CERTAIN DOCUMENTS FILED AS PART OF FORM 10-K

(1.)	FINANCIAL STATEMENTS		PAGES

	-	Report of Independent Registered Public Accounting Firm	33
	-	Consolidated Balance Sheets as of February 2, 2008 and February 3, 2007	34-35
	-	Consolidated Statements of Operations for the fiscal years ended
		February 2, 2008, February 3, 2007 and February 4, 2006	36
	-	Consolidated Statements of Changes in Stockholders' Equity for the fiscal
		years ended February 2, 2008, February 3, 2007 and February 4, 2006	37
	-	Consolidated Statements of Cash Flows for the fiscal years ended
		February 2, 2008, February 3, 2007 and February 4, 2006	38-40
	-	Notes to Consolidated Financial Statements	41-70

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

(a)	EXHIBIT INDEX

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

(3.1)	Articles of Incorporation of the Company, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 1989 on Form 10-K, Exhibit 3.1, filed 4/30/90.

(3.2)	Amended and Restated By-laws of the Company, incorporated by reference to CPI Corp.'s
Form 8-K, Exhibit 3.2, filed June 5, 2007.

(4.1)	Form of Rights Agreement, Dated as of March 13, 2000 between CPI Corp. and Harris Trust and
Savings Bank, incorporated by reference to CPI Corp.'s Form 8-A, Exhibit 4.5, dated March 14, 2000.

(10.1)	License Agreement Sears, Roebuck & Co. dated 1/1/99, incorporated by reference to CPI Corp.'s
Annual Report for fiscal year 1998 on Form 10-K, Exhibit 10.28, filed 5/5/99.

(10.2)	Second Amendment dated 11/10/99 to License Agreement Sears, Roebuck & Co., incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 5.1, filed 12/23/99.

(10.3)	License Agreement Sears, Roebuck & Co. (Off Mall) dated 1/1/99, incorporated by reference to
CPI Corp.'s Annual Report for fiscal year 1998 on Form 10-K, Exhibit 10.29, filed 5/5/99.

(10.4)	Second Amendment dated 11/10/99 to License Agreement Sears, Roebuck & Co. (Off Mall),
incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 5.2, filed 12/23/99.

(10.5)	License Agreement Sears, Roebuck De Puerto Rico, Inc. dated 1/1/99, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 1998 on Form 10-K, Exhibit 10.30, filed 5/5/99.

(10.6)	Development and License Agreement dated 1/31/01 between Sears, Roebuck & Co. and
Consumer Programs, Incorporated, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2000 on Form 10-K, Exhibit 10.15, filed 5/3/01.

(10.7)	Third Amendment dated 6/5/02 to Sears License Agreement, incorporated by reference to
CPI Corp.'s Form 10-Q, Exhibit 10.51, filed 6/7/02.

(10.8)	Sixth Amendment dated 11/20/02 to Sears License Agreement, incorporated by reference to
CPI Corp.'s Form 10-Q, Exhibit 10.54, filed 12/11/02.

(10.9)	Third Amendment to Sears License Agreement (Off Mall) dated 11/20/02, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.55, filed 12/11/02.

(10.10)	Fourth Amendment to Sears License Agreement (Off Mall) dated 11/20/02, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.56, filed 12/11/02.

(10.11)	Fifth Amendment to Sears License Agreement (Off Mall) dated 11/20/02, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.57, filed 12/11/02.

(10.12)	Sears License Agreement dated 1/1/03 by and between Sears, Canada, Inc., Sears Roebuck & Co.
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
Exhibit 10.108, filed 1/26/06.

EXHIBIT INDEX (...continued)

EXHIBIT
NUMBER	DESCRIPTION

(10.48)	Stock Award and Restriction Agreement, dated April 6, 2006, by and between CPI Corp. and
David Meyer, incorporated by reference to CPI Corp.'s Current Report on Form 8-K,
Exhibit 10.57, filed 4/12/06.

(10.49)	First Amendment to Employment Agreement, dated as of April 25, 2006, by and between
Consumer Programs Incorporated and Gary W. Douglass, incorporated by reference to
CPI Corp.'s Form 8-K, Exhibit 10.60, filed May 1, 2006.

(10.50)	Letter from the Company regarding Supplemental Retirement Benefits, dated June 28, 2006, delivered to Richard Tarpley, incorporated by reference to CPI Corp.'s Form 8-K,
Exhibit 10.61, filed July 5, 2006.

(10.51)	Letter from the Company regarding Supplemental Retirement Benefits, dated June 28, 2006, delivered to Jane E. Nelson, incorporated by reference to CPI Corp.'s Form 8-K,
Exhibit 10.62, filed July 5, 2006.

(10.52)	First Amendment to Retention Agreement, dated as of August 23, 2006, by and between
Consumer Programs Incorporated and Thomas Gallahue, incorporated by reference to
CPI Corp.'s Form 8-K, Exhibit 10.64, filed August 29, 2006.

(10.53)	Second Amendment to Retention Agreement, dated as of October 26, 2006, by and between
Consumer Programs Incorporated and Thomas Gallahue, incorporated by reference to
CPI Corp.'s Form 8-K, Exhibit 10.65, filed November 1, 2006.

(10.54)	Resignation Agreement dated as of October 30, 2006, by and between CPI Corp.
and Paul Rasmussen, incorporated by reference to CPI Corp.'s Form 8-K,
Exhibit 10.66, filed November 1, 2006.

(10.55)	Purchase and Sale Agreement dated as of May 1, 2007, by and among Portrait Corporation of America, PCA LLC, American Studios, Inc., PCA Photo Corporation of Canada,
PCA National LLC, PCA Finance Corp., Inc., Photo Corporation of American, Inc.,
(each, a "Seller") and CPI Corp., incorporated by reference to CPI Corp.'s form 8-K,
Exhibit 2.1, filed May 3, 2007.

(10.56)	Amendment No. 1 to the Purchase and Sale Agreement dated as of May 1, 2007, by and among Portrait Corporation of America, PCA LLC, American Studios, Inc.,
PCA Photo Corporation of Canada, PCA National LLC, PCA Finance Corp., Inc.,
Photo Corporation of American, Inc., (each, a "Seller") and CPI Corp., such amendment effective as of May 21, 2007, incorporated by reference to CPI Corp.'s form 8-K, Exhibit 2.1, filed May 25, 2007.

(10.57)	Amendment No. 2 to the Purchase and Sale Agreement dated as of June 8, 2007, by and among Portrait Corporation of America, PCA LLC, American Studios, Inc.,
PCA Photo Corporation of Canada, PCA National LLC, PCA Finance Corp., Inc.,
Photo Corporation of American, Inc., (each, a "Seller") and CPI Corp., incorporated by reference to CPI Corp.'s form 8-K, Exhibit 2.3, filed June 24, 2007.

EXHIBIT INDEX (...continued)

EXHIBIT
NUMBER	DESCRIPTION

(10.58)	Second Amendment and Restated Credit Agreeement dated as of June 8, 2007 among the Company, the financial institutions that are or may from time to time become parties thereto and LaSalle Bank National Association, as administrative agent and arranger for the lenders, incorporated herein by reference to CPI Corp.'s Form 8-K,
Exhibit 10.1, filed June 14, 2007.

(10.59)*	Master Lease Agreement between Wal-Mart Stores East, L.P., Wal-Mart Stores, Inc.,
Wal-Mart Louisiana, LLC, Wal-Mart Stores Texas, LP and Portrait Corporation of
America, Inc., effective June 8, 2007, incorporated herein by reference to CPI Corp.'s
Form 10-Q, Exhibit 10.59, filed August 30, 2007.

(10.60)	First Amendment to the Master Lease Agreement between Wal-Mart Stores, East, LP,
Wal-Mart Stores, Inc., Wal-Mart Louisiana, LLC, Wal-Mart Stores Texas, LP and
Portrait Corporation of America, Inc., effective June 8, 2007, incorporated herein by reference to CPI Corp.'s Form 10-Q, Exhibit 10.60, filed December 20, 2007.

(10.61)	Second Amendment to the Master Lease Agreement between Wal-Mart Stores, East, LP,
Wal-Mart Stores, Inc., Wal-Mart Louisiana, LLC, Wal-Mart Stores Texas, LP and
Portrait Corporation of America, Inc., effective June 8, 2007, incorporated herein by reference to CPI Corp.'s Form 10-Q, Exhibit 10.61, filed December 20, 2007.

(10.62)*	Employment Agreement dated April 23, 2008, by and between CPI Corp. and Dale Heins, incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 10.62, filed April 24, 2008. File No. 1-10204.

(10.63)	Third Amendment to the Master Lease Agreement between Wal-Mart stores, East, LP, Wal-Mart
Stores, Inc., Wal-Mart Louisiana, LLC, Wal-Mart Stores Texas, LP and Portrait Corporation of
of America, Inc., effective April 15, 2008.

(11.1)	Computation of Earnings Per Share - Diluted

(11.2)	Computation of Earnings Per Share - Basic

(21.0)	Subsidiaries of the Registrant

(23.0)	Independent Auditor's Consent

(31.1)	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934
by the President and Chief Executive Officer

(31.2)	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934
by the Executive Vice President, Finance and Chief Financial Officer

(32.0)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer and the
Executive Vice President, Finance and Chief Financial Officer

(b)    Exhibits:

        - See Item 15(a)(3)

(c)    Financial Statement Schedules:

          - See Item 15(a)(2)

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th  day of May 2008.

CPI CORP.

By:	/s/Renato Cataldo
Renato Cataldo
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURES OF DIRECTORS AND PRINCIPAL OFFICERS

	Signature	Title	Date

/s/	Renato Cataldo	President and Chief Executive Officer	May 8, 2008
(Renato Cataldo)

/s/	David M. Meyer	Chairman of the Board of Directors	May 8, 2008
(David M. Meyer)

/s/	James J. Abel	Director	May 8, 2008
(James J. Abel)

/s/	Michael S. Koeneke	Director	May 8, 2008
(Michael S. Koeneke)

/s/	Mark R. Mitchell	Director	May 8, 2008
(Mark R. Mitchell)

/s/	John Turner White, IV	Director	May 8, 2008
(John Turner White, IV)

/s/	Dale Heins	Senior Vice President, Finance,	May 8, 2008
	(Dale Heins)	Chief Financial Officer and Treasurer

/s/	Rose O'Brien	Vice President, Corporate Controller	May 8, 2008
	(Rose O'Brien)	and Principal Accounting Officer