Form 10-K/A
period 2008-02-02
CPI CORP
filed 2008-05-30
CIK 25354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

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

The number of shares outstanding of each of the registrant’s classes of Common Stock, as of May 27, 2008 was:  Common Stock, par value $.40 – 6,459,834.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement relating to the Annual Meeting Of Shareholders to be held June 25, 2008 are incorporated by reference into Part III of this Report.

INTRODUCTORY NOTE

CPI Corp. (“CPI”, the “Company” or “we” is filing this Amendment No.1 to the Company’s Annual Report on Form 10-K filed on May 13, 2008 with the Securities and Exchange Commission (referred to as the “Original Filing”). Specifically, this amendment amends Part III of the original filing to include information that was previously incorporated by reference to the Proxy Statement relating to the 2008 Annual Meeting of Shareholders. This Amendment 1 does not reflect events occurring after the date of the Original Filing or modify or update those disclosures affected by subsequent events, except as expressly indicated.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Following is a listing of the members of the Company’s Board of Directors (the “Board”) as of May 23, 2007, along with their respective ages and descriptions of their professional experience. All of the members of the Company’s Board of Directors have served since March 2004.

Name	Principal Occupation, Business Experience and Directorships
James Abel
Mr. Abel, age 62, is Interim President of Financial Executives International, an association of chief financial officers and other financial executives.   Prior to his retirement on December 31, 2007, Mr. Abel served as Executive Vice President, Secretary, Treasurer and Chief Financial Officer of The Lamson & Sessions Co., a diversified manufacturer and distributor of a broad line of thermoplastic electrical, consumer, telecommunications and engineered sewer products for major domestic markets.  Until his retirement, Mr. Abel had been an executive officer of The Lamson & Sessions Co. since December 1990 and a director since 2002.

Michael Koeneke
Mr. Koeneke, age 61, is a Managing Member of Knightspoint Partners LLC, a firm which he co-founded in March 2003 that is engaged in the business of acquiring, holding or disposing of investments in various companies.  He served on the Board of Directors of The Sharper Image Corporation, a multi-channel specialty retailer, and serves on the Board of Directors of Ashworth, Inc., a golf apparel company listed on the Nasdaq Stock Market.  From 1997 through 2002, Mr. Koeneke was the co-head and then the Chairman of Global Mergers and Acquisitions at Merrill Lynch & Co., Inc.

David Meyer
Mr. Meyer, age 39, has served as Chairman of the Board since April 2004.  From October 2004 through August 2005, he served in the Company’s interim Office of the Chief Executive.  Since 2003, Mr. Meyer has served as a Managing Member of Knightspoint Partners LLC, a firm he co-founded, that is engaged in the business of acquiring, holding or disposing of investments in various companies.  From 1995 to 2002, Mr. Meyer served in various capacities in the investment banking department of Credit Suisse First Boston, most recently serving as a director in the Mergers and Acquisitions and Global Industrial and Services Groups in the firm’s London office.  He is also Chairman of the Board of Directors of Ashworth, Inc., a golf apparel company listed on the Nasdaq Stock Market.

Mark Mitchell
Mr. Mitchell, age 46, is a partner of Ramius LLC, a private investment management firm, a position he has held since February 2007, and is a member of Ramius’ Managing Board. Prior to February 2007, Mr. Mitchell served as an Executive Managing Director of Ramius since July 2006 and as a Managing Director since 1999. He also serves on the Board of Directors of I-many, Inc., an enterprise contract management software company listed on the Nasdaq stock market. Mr. Mitchell has over 24 years of investment management experience and currently heads Ramius’ Merger Arbitrage business and co-heads Ramius’ Opportunistic Value Investing Business.

Turner White
Since May 2004, Mr. White, age 59, has served as owner of White and Company, LLC, a consulting and investment firm located in Kansas City, Missouri.  From May 2000 to May 2004, Mr. White served as President and Chief Executive Officer of Union Station Kansas City, Inc.  He was a Vice President and East region general manager of Cell Net Data Systems, an investor-owned data management and metering supplier to the electric energy industry, from September 1998 through February 2000. From June 1989 to September 1998, Mr. White was Executive Vice President, Corporate Development, of Kansas City Power & Light Company.

Following is a list of the Company’s executive officers who are not directors as of May 23, 2008, along with their respective ages, positions and descriptions of their professional experience.

Renato Cataldo, Jr., Pharm.D.
President and Chief Executive Officer.  Dr. Cataldo, age 48, joined the Company as its Chief Operating Officer in July 2005 after serving as a consultant to the Company since August 2004.  Effective October 10, 2006, he was appointed President and Chief Executive Officer of the Company.  From 1998 until his resignation in August 2004, he served as Chief Executive Officer and Chief Technology Officer of Publicis eHealth Solutions, a division of the Publicis Groupe, S.A., an international communications company.

Thomas Gallahue
Executive Vice President, Operations.  Mr. Gallahue, age 57, joined CPI in April 2002 in the position of Vice President, Sales Development and Operations and was appointed to his current position in November 2002.  Prior to joining CPI, Mr. Gallahue enjoyed a thirty-year career with Sears, Roebuck & Co. where he held various positions, including Store Manager, Region Product Service Manager, Director of Sales Development for Home Appliances and District General Manager.

Dale Heins
Senior Vice President, Finance/Chief Financial Officer and Treasurer of the Company.  Mr. Heins, age 45, was promoted to his current position in April 2008.  From July 2005 until April 2008, Mr. Heins  served as Vice President, Corporate Controller, Principal Accounting Officer and Assistant Treasurer, after serving as the Company’s Tax Director since 1993.

Keith Laakko
Chief Marketing Officer.  Mr. Laakko, age 42, joined the Company in his current position in January 2006.  He served as Category Marketing Director for Controls Brands of Spectrum Brands from 2004 until he joined CPI.  From 2000 until 2004, Mr. Laakko held marketing positions with Eastman Kodak Company, including Director of New Business Development, Business to Business, and Director of Corporate Branding, Industry Marketing from 2003 to 2004, Director of Global Brand Communication from 2001 to 2003 and Marketing Director, Strategic Web Partnerships and Online Community from 2000 to 2001.  He also held Marketing positions with the Coca-Cola Company, Hasbro Toys and Mattel.

Jane Nelson
General Counsel and Corporate Secretary.  Ms. Nelson, age 58, joined the Company in 1988 as Assistant General Counsel and subsequently served as Associate General Counsel and  Assistant Secretary.  She was promoted to her current position in 1993.

Rose O'Brien
Vice-President, Finance/Controller and Principal  Accounting Officer, Ms. O'Brien, age 47, joined the Company in August 2005 as Assistant Controller and was promoted to her current position in April 2008.  Prior to joining the Company, Ms. O'Brien ws the Director of Special Projects at Insituform, Inc., a provider of trenchless technology from September 2004 until July 2005.  She was the Controller at Growing Family, Inc., a baby portrait photography company from November 2000 until September 2004.  Prior to that, Ms. O'Brien held finanical management positions with both public and privately held companies in the St. Louis area.  Ms. O'Brien also served for seven years in the Audit Department of Price Waterhouse.

Ervin Schmitz
Chief Information Officer, Mr. Schmitz, age 66, served as Vice President, Information Techonology from December 1996 until February 2004, at which time he retired.  He rejoined the Company in his current position in January 2005.

Richard Tarpley	Executive Vice President, Manufacturing, Mr. Tarpley, age 62, has served as Executive Vice President, Manufacturing since 1995. Since joining the Company as Cost Control supervisor in 1970, he has held other positions within the manufacturing department.

Section 16(a) Beneficial Ownership Reporting Compliance

The federal securities laws require our directors and executive officers, and persons who own more than 10% of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership of any of the Company’s securities with the Securities and Exchange Commission, the New York Stock Exchange and the Company.

Based solely upon a review of filings with the Securities and Exchange Commission and written representations that no other reports were required, the Company believes that, except as described below, all of its directors and executive officers complied during fiscal year 2007 with their reporting requirements.  The Compensation Committee awarded restricted shares to David Meyer, Gary Douglass, Dale Heins and Jane Nelson in recognition of their contributions in the acquisition of assets from Portrait Corporation of America, Inc. in fiscal year 2007 during executive session on August 24, 2007, but the recipients were not advised until September 10, 2007.  Their Form 4’s were filed on September 11, 2007.

Code of Business Conduct and Ethics

The Company’s Code of Business Conduct and Ethics, which applies to Company employees and directors, reflects the standards CPI employees, officers and directors are expected to observe to maintain and enhance quality business practices. The Company intends to promptly disclose (i) the nature of any amendment to this code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of this code of ethics that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver on the Company’s website, if any.   The Code of Business Conduct and Ethics is available at www.cpicorp.com by first clicking “INVESTOR” and then “highlights”. This document is also available, without charge, in print upon request to the Corporate Secretary at 1706 Washington Avenue, St. Louis, Missouri 63103. Underlying this Code are the fundamental requirements of honesty and good faith in all actions that reflect on the Company and its people.  The Company has established a fraud hotline for employees to submit confidential reports of suspected or actual violations of the Company’s Code of Business Conduct and Ethics, and the Audit Committee maintains a second hotline (www.openboard.info/cpy) specifically for accounting complaints which is maintained by an independent vendor and for which complaints are handled anonymously and confidentially.

Audit Committee

The Audit Committee consists of James Abel (Chairman), Michael Koeneke and Turner White.  The Board of Directors has determined that all members of the Audit Committee are independent, as that term is defined in the New York Stock Exchange's listing standards and the rules of the Securities and Exchange Commission.  The Board of Directors has also determined that Mr. Abel, an independent Director, is qualified to serve as the Audit Committee financial expert.  The Audit Committee held six meetings during fiscal year 2007.

Pursuant to its Charter, the Audit Committee reviews annual and quarterly financial statements of the Company, selects and oversees the Company’s independent auditors and approves the scope of their work.  The Audit Committee also reviews and discusses with management and the independent auditors significant accounting policies, reporting practices and internal controls and approves the annual internal audit plan.  The Audit Committee has established procedures for reporting concerns about auditing or accounting practices to the Audit Committee on an anonymous, confidential basis at www.openboard.info/cpy.  The Audit Committee also oversees management’s implementation and maintenance of effective systems of internal and disclosure controls and reviews and evaluates the Company’s investment policies and performance.

Item 11.    Executive Compensation

The Compensation Committee is comprised of Turner White (Chairman), James Abel and Michael Koeneke.   The Board of Directors has determined that all of the members of the Compensation Committee are independent, as that term is defined in the rules of the New York Stock Exchange.

The Compensation Committee held five meetings during fiscal year 2007 and met in executive session in four meetings.  The Chairman of the Board generally attends these meetings and provides consultation to the members of the Compensation Committee.  Decisions of the committee are made after discussion of relevant facts and in accordance with the opinion of the majority of the committee.  Primary actions taken in these meetings include the determination of 2006 incentive awards, 2007 executive compensation, 2007 director compensation including restricted stock and the evaluation of the performance of the Chief Executive Officer (“CEO”).  The CEO was present at one Compensation Committee meeting.

Meetings of the Compensation Committee are set by the Compensation Committee chairman in consultation with management and other members of the committee.  Compensation Committee agendas are determined by the chairman of the committee.  The Compensation Committee reviews annually the performance of principal officers, establishes annual salaries and incentives for executive officers, reviews annually director compensation and reviews periodically the Company’s compensation and benefit plans.  The Compensation Committee also serves as the stock option committee under the Company’s Stock Option Plan as amended and restated and as the governing committee for the Restricted Stock Plan.

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

The Charter for the Compensation Committee was last reviewed on April 9, 2008 and last revised on April 11, 2007.  Related changes upon this review were not substantial.  The Charter is reviewed annually to determine whether changes are needed.  Revisions to the charter must be approved by the Board of Directors.

The Chairman of the Board generally attends Compensation Committee meetings in an advisory capacity.  He is an active participant as the committee considers the various decisions that it has to make, but the committee makes final decisions.

The Compensation Committee consults with the CEO for recommendations as to salary and incentive levels, but retains the authority to make any final decisions.  The CEO’s recommendations include a detailed listing by individual of recommended salary and incentives based on internal performance reviews and consultation with appropriate management personnel.  Executives are included in Compensation Committee meetings as invited and do not participate in executive sessions.  The Compensation Committee delegates to the CEO the responsibilities of communicating and implementing decisions that are made by the Compensation Committee.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis outlines our compensation philosophy, policy and practices as they relate to our named executive officers.

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

Compensation Components and Related Policies

The Company’s Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers during the fiscal year are considered the “named executive officers” or “NEOs” for purposes of this discussion.  For fiscal year 2007, the NEOs were:

Dr. Renato Cataldo, the Chief Executive Officer
Mr. Gary Douglass, the Chief Financial Officer
Mr. Thomas Gallahue, Executive Vice President, Operations
Ms. Jane Nelson, General Counsel and Corporate Secretary
Mr. Richard Tarpley, Executive Vice President, Manufacturing

The components of compensation described below and their relative weightings were selected because they are considered fair, competitive and in line with the Company’s compensation philosophy. Outside of employment agreements, benefits are provided on a company-wide basis with selections of specific plans made based on management analysis of plans available in the marketplace (and Board of Director approval when needed) as well as the necessary elements to attract and retain employees.  The stockholders are required to approve any stock plans. The compensation and benefit structure is considered appropriate for the Company’s size and industry.

Base Compensation

The Compensation Committee annually reviews compensation based on consideration of the Company’s strategic and financial goals, competitive forces, fairness, individual responsibilities and challenges and economic factors.  This includes a review of published compensation reports, as needed.

Omnibus Incentive Plan

At the 2008 Annual Meeting of Stockholders, the Company intends to submit for shareholder approval, the Omnibus Incentive Plan.  The Omnibus Incentive Plan will provide the Company with flexibility to award employees, directors, and consultants of the Company (“Service Providers”) both short- and long-term equity-based and cash incentives.  The Board of Directors believes that this flexibility in awarding various types of incentive compensation is important because it allows for greater use of performance-based incentives, which, in the Board’s judgment, promotes a better alignment of the interests of Service Providers and the Company’s stockholders, and adds flexibility under the Plan that will enable the Company to adapt its compensation programs for Service Providers in a manner which is commensurate with the design of compensation programs being offered by the Company’s competitors and peers, thereby attracting and retaining Service Providers.  Subject to adjustment, the total number of shares of common stock available for delivery pursuant to awards under the Omnibus Incentive Plan will be 800,000 shares.

Types of Awards.  Awards authorized under the Omnibus Incentive Plan include:

•
Stock options to purchase shares of common stock, including ISOs and nonstatutory stock options, which will be granted with an exercise price not less than 100% of the fair market value of the common stock on the date of grant.  “Fair market value” means the closing sale price per share of common stock (or the closing bid, if no sales were reported) as reported in The Wall Street Journal or, if not reported in The Wall Street Journal, such other source as the Compensation  Committee deems reliable.  No stock option shall have a term in excess of 10 years measured from the date the stock option is granted.  In the case of any ISO granted to a 10% stockholder, the term of such ISO shall not exceed five years measured from the date the stock option is granted.

•
Stock appreciation rights (“SARs”), which confer the right to receive an amount, settled in cash, common stock or other awards, equal to the excess of the fair market value of a share of common stock on the date of exercise over the exercise price of the SAR.

•
Restricted stock, which is common stock subject to restrictions on transferability and other restrictions, with respect to which a participant has the voting rights of a stockholder during the period of restriction.

•	Restricted stock units, which are awards of a right to receive shares of our common stock and are subject to restrictions on transferability and other restrictions.

•
Performance awards, including performance shares or performance units, which are settled after an applicable performance period has ended to the extent to which corresponding performance goals have been achieved.

•
Other awards, including awards that are payable in shares of common stock or the value of which is based on the value of shares of common stock, and awards to be settled in cash or other property other than common stock.

Incentive and Restricted Stock Compensation

The CPI Corp. Performance Plan is an annual incentive plan that is applied to a broad pool of employees including the NEOs.  Under the Company’s performance plan, executives and other participants have the potential to earn significant supplemental compensation if pre-established, objective targets are met or exceeded.  The performance plan is not exempt under section 162(m) of the Internal Revenue Code.  The Board of Directors resets the targets each year to provide performance awards designed to yield corresponding growth in stockholder value.

During fiscal 2007, all named executive officers participated in this plan.  The Board establishes the formula(s) or other criteria for determining the amount of the annual plan payouts (Incentive Compensation Pool) for each fiscal year (Plan Year) based on the Company’s Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) or such other performance measurement(s) or criteria as the Board may establish in its sole discretion. Not later than ninety (90) days following the end of a Plan Year, the Board will calculate the Incentive Compensation Pool for the Plan Year based on the formula(s) or criteria established by the Board for such Plan Year. Once the amount of the Incentive Compensation Pool for the Plan Year is calculated, participants are designated for that year and are awarded an annual bonus based on performance.

Performance expectations are established through the budgeting process and approved by the Board of Directors.  Once the budget is final, EBITDA targets for the year are determined by the Board of Directors at levels deemed to be achievable but challenging.   Participants and payouts are designated and awards made based on an assessment of individual and team contributions not later than ninety (90) days following the end of the Plan Year.  In fiscal 2007, any payouts of $10,000 or more pursuant to the plan were weighted evenly between cash and restricted stock, allowing high-impact employees at multiple levels of the organization to participate in the long-term success of the Company through stock ownership.  The plan provides that the incentive compensation payable to executive officers of the Company in any Plan Year shall not, in the aggregate, exceed thirty three and one-third percent (33 1/3%) of the established Incentive Compensation Pool.  The restricted stock awarded to date under this plan has a vesting period ending on the subsequent fiscal year encouraging retention of key employees.

The Company did not meet pre-established EBITDA targets for fiscal year 2007.  Accordingly, bonus levels were limited to the minimum total available for the year but covered recipients throughout the organization were rewarded for their individual and departmental contributions.  Such awards are distributed among employees at the discretion of the Compensation Committee.  A substantial portion of the total was paid in restricted shares that will not vest until the end of fiscal year 2008.

As executive officers join the company, they have generally been granted restricted shares vesting over three to five years to encourage a focus in long-term shareholder value creation.  There were no new awards of such shares in fiscal 2007.

The plan additionally provides for the possible award of long-term performance units to up to 20 key employees designated by and at the discretion of the Compensation Committee.  The Company, however, has thus far elected not to utilize these performance units in executive compensation packages.

Stock Option Plan

The Company has an amended and restated non-qualified stock option plan, under which certain officers and key employees may receive options to acquire shares of the Company’s common stock. All outstanding options vested in connection with the Change of Control in 2004.  No options have been granted since the 2004 Change of Control.  Subject to shareholder approval of the Omnibus Incentive Plan at the 2008 Annual Meeting, the Board of Directors intends to award options to employees, consultants and directors to support long-term performance and retention.

Deferred Compensation

The Company maintains a Key Executive Deferred Compensation Plan, which allows executives to defer up to 50% of base salary.  Mr. Tarpley is the only named executive officer who participates in this plan.  The Plan is summarized in discussion following the Non-qualified Deferred Compensation table.

Supplemental Retirement Benefits

The employment agreements that existed prior to the 2004 Change of Control for Mr. Douglass, Mr. Tarpley and Ms. Nelson provide for supplemental retirement benefits that vest at the rate of 10% for each year of service.  The maximum benefit is 40% of the highest base salary from and after fiscal year 1997, not to exceed $150,000 annually, for twenty years.  Following the Change of Control in 2004, Mr. Gallahue amended his Employment Agreement to delete the provisions related to the supplemental retirement benefits in his agreement in exchange for a negotiated cash payment.  Supplemental retirement benefit payments commence on the later of (i) age 65 or (ii) the date of retirement.  The Company does not include this benefit in employment agreements of named executive officers hired after the 2004 Change of Control.  For further discussion, refer to the Pension Benefits table and related discussion.

Company-wide Benefits

Benefits such as profit sharing 401(k), medical and dental are available to executives under plans and policies that apply company-wide.   Management reviews the performance and cost of these plans on an annual basis and makes changes as necessary.  For the profit sharing plan, the Board of Directors appoints a plan committee made up of executive officers.  That committee is responsible for approving and making any necessary changes to the plan.

The Company has a defined benefit plan that applied company-wide until April 1, 2004, when the Company implemented a freeze of future benefit accruals.  Employees with at least ten years of service who attained age 50 as of April 1, 2004 were “grandfathered” and benefits continue to accrue for those grandfathered individuals.  Five employees who met the minimum age and years of service to be grandfathered were excluded from the “grandfathering provision” as a result of discrimination testing that required exclusion of highly compensated employees (“HCE”).  A non-qualified plan was established to provide the equivalent benefits for the five HCE's.  Messrs. Douglass and Gallahue were among the employees whose benefits accruals were frozen as of April 1, 2004.  Ms. Nelson and Mr. Tarpley were among the HCE's who will recognize the benefit of continuing accruals through the non-qualified supplemental plan.

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

Executives with employment contracts originating prior to the Change of Control in 2004 (all NEOs except Dr. Cataldo) have been encouraged to forego provisions such as guaranteed bonuses and supplemental retirement benefits in favor of a program that emphasizes at risk/pay for performance compensation.  Mr. Douglass, Mr. Gallahue, Mr. Tarpley and Ms. Nelson have agreed to forfeit certain guaranteed elements of their original employment agreements in favor of full participation in the Company’s annual performance plans.

Detailed descriptions of employment agreements and Change of Control provisions are provided in the discussion following the executive compensation tables.

Termination Agreements

Upon termination of the employment of a key executive, the Company and executive generally enter into a separation or resignation agreement to clarify the terms of the separation.  Gary Douglass, Executive Vice President and Chief Financial Officer, resigned in April 2008 withhout a separation agreement.

Tax and Accounting Implications

Named executive officers hired after the 2004 Change of Control do not have any tax gross-up benefits in their employment agreements.  Named executive officers hired before the 2004 Change of Control are entitled to certain tax gross-ups under certain conditions which are not anticipated to apply.

Equity awards are primarily in the form of restricted stock, for which the expensing of equity awards under FAS 123R has had little impact.  New rules applicable to cash incentive compensation have also had little impact on the Company’s compensation decisions related to these awards.

Although the $1 million limitation on deductibility imposed by Section 162(m) has had limited application to compensation paid to the Company’s executives, the Compensation Committee intends to preserve full deductibility of executive compensation.  Since each executive had compensation lower than the $1 million limitation in the last year,  Section 162(m) was not applicable.

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

Compensation Committee Interlocks and Insider Participation

During fiscal year 2007, no executive officer of the Company served on the Board of Directors or Compensation Committee of any other corporation with respect to which any member of the Compensation Committee was engaged as an executive officer.  No member of the Compensation Committee was an officer or employee of the Company during fiscal year 2007, and no member of the Compensation Committee was formerly an officer of the Company.

Compensation Committee Report

We, the Compensation Committee of the Board of Directors of CPI Corp., have reviewed and discussed the Compensation Discussion and Analysis set forth above with the management of the Company, and, based on such review and discussion, have recommended to the Board of Directors inclusion of the Compensation Discussion and Analysis in this Form 10-K/A to the Company’s Annual Report on Form 10-K for the year ended February 2, 2008.

THE CPI CORP. COMPENSATION COMMITTEE

Turner White, Chairman          James Abel          Michael Koeneke

Summary Compensation Table

The following table sets forth the information required by SEC Regulation S-K Item 402 as to the compensation paid or accrued by us for fiscal years 2007 and 2006 for services rendered in all capacities, by the named executive officers.

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards ($) (2)			Non-Equity Incentive Plan Compensation (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (4)	Total

Renato Cataldo
Chief Executive Officer (5)	2007	$385,000	$-		$27,113	(9)	$35,000	$-	$4,498	$451,611
	2006	$275,000			$149,667	(8)	$150,000	$-	$6,833	$581,500
Gary Douglass
Chief Financial Officer	2007	$275,000	$-		$123,960	(9)	$30,000	$15,717	$5,113	$449,790
	2006	$275,000	$-		$99,778	(8)	$100,000	$11,289	$3,151	$489,218
Thomas Gallahue
Executive Vice President, Operations	2007	$220,721	$-		$29,058	(9)	$30,000	$638	$3,753	$284,170
	2006	$151,779	$100,000	(6)	$117,031	(7)	$30,000	$477	$3,529	$402,816
Jane Nelson
General Counsel and Secretary	2007	$210,000	$-		$40,652	(9)	$20,000	$63,821	$5,015	$339,488
	2006	$195,000	$-		$24,945	(8)	$25,000	$22,183	$6,011	$273,139
Richard Tarpley
Executive Vice President,	2007	$208,926	$-		$15,484	(9)	$20,000	$44,202	$5,168	$293,780
Manufacturing	2006	$208,926	$39,735		$-		$-	$46,029	$4,663	$299,353

(1)	Amount paid to Mr. Gallahue pertains to a retention agreement. The amount paid to Mr. Tarpley represents guaranteed bonus pursuant to an employment agreement following the Change of Control.

(2)
See financial statement footnotes 1 and 12 in the Company’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended February 2, 2008 for discussion of valuation methods related to restricted stock.  Dividends are earned on restricted stock not yet vested.  Such dividends are included in All Other Compensation as they are earned.  2007 Stock Awards column also includes $100,718 awarded to Mr. Douglass and $25,168 awarded to Ms. Nelson as a special bonus for their roles in the completion of the acquisition of assets from Portrait Corporation of America, Inc.

(3)	Value of cash portion of performance bonus awarded under the CPI Performance Plan. The balance of the bonus was awarded in restricted stock and is reflected in the Stock Awards column.

(4)	Detail of All Other Compensation follows.

Name	Year	Dividends Paid on Stock not yet Vested	Company 401 (k) Contribution	Life Insurance Premiums	Total

Renato Cataldo	2007	$1,331	$2,494	$674	$4,498
	2006	$3,682	$2,087	$1,064	$6,833

Gary Douglass	2007	$1,239	$2,494	$1,380	$5,113
	2006	$-	$2,087	$1,064	$3,151

Thomas Gallahue	2007	$266	$2,494	$994	$3,753
	2006	$649	$2,087	$793	$3,529

Jane Nelson	2007	$310	$2,494	$2,211	$5,015
	2006	$-	$2,087	$3,924	$6,011

Richard Tarpley	2007	$-	$2,494	$2,674	$5,168
	2006	$-	$2,087	$2,576	$4,663

(5)	Dr. Cataldo was appointed President and Chief Executive Officer on October 10, 2006.

(6)	Mr. Gallahue entered into a retention agreement on January 12, 2006, which was amended on August 29, 2006 and October 26, 2006. Pursuant to his retention agreement, Mr. Gallahue received $100,000.

(7)
On June 7, 2006, the Board of Directors approved the vesting of Mr. Gallahue’s restricted stock despite his planned retirement, which would have resulted in forfeiture of unvested shares.  As a result of this change, his restricted stock was revalued and expense of $15,818 was recognized in 2006.  Additionally, Mr. Gallahue had 15,046 vested options outstanding at the end of fiscal 2005.  In connection with his retention agreement, the term available to him to exercise his options was extended and accordingly the options outstanding were revalued and the Company recognized expense of $71,280.  Mr. Gallahue subsequently agreed to resume full-time service for the Company effective February 4, 2007.  Accordingly, his options are subject to the Stock Option Plan, which allows exercise up to the original expiration date in 2010 or three months after termination of employment, whichever occurs earlier.  Additionally, Mr. Gallahue was awarded 554 shares with a value of $29,933 as a 2006 performance bonus.

(8)
The number of restricted shares awarded to Dr. Cataldo, Mr. Douglass and Ms. Nelson for fiscal year 2006 performance was determined by dividing 50% of the value of their total bonuses by the closing price of the Company’s common stock at the end of fiscal year 2006 ($54.12).  The same formula was used for all other recipients of restricted shares pursuant to the Performance Plan.  The Compensation Committee selected the closing price of the Company’s common stock on the last trading day of the fiscal year because the awards were for fiscal year 2006 performance.  The awards were not made until completion of the year-end audit of the Company’s financial statements and allocation of the incentive pool determined upon completion of the audit which occurred on April 10, 2007.

(9)
The number of restricted shares awarded to the named executive officers for fiscal year 2007 performance was determined by dividing 50% of the value of their total bonuses by the closing price of the Company’s common stock at the end of fiscal year 2007 ($20.40).  The same formula was used for all other recipients of restricted shares pursuant to the Performance Plan.  The Compensation Committee selected the closing price of the Company’s common stock on the last trading day of the fiscal year because the awards were for fiscal year 2007 performance.  The awards were made on March 5, 2008.

Grants of Plan-Based Awards in Fiscal Year 2007

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			Grant Date Fair Value of
Name	Grant Date	Threshold ($)	Target ($) (1)	Max ($)	Threshold (#)	Target (#)	Max (#)	Stock and Options Awards ($) (2)

Renato Cataldo	4/10/07	-	150,000	-	-	2,772	-	149,688
Gary Douglass	4/10/07	-	100,000	-	-	1,848	-	99,792
Gary Douglass	8/24/07	-	-	-	-	2,201	-	100,718
Thomas Gallahue	4/10/07	-	30,000	-	-	554	-	29,916
Jane Nelson	4/10/07	-	25,000	-	-	462	-	24,948
Jane Nelson	8/24/07	-	-	-	-	550	-	25,168
Richard Tarpley		-	-	-	-	-	-	-

Note:
Totals include grants made in fiscal 2007 only.  Incentive plan grants in 2007 relate to 2006 service.  All non-equity and equity incentive granted in 2007 and 2006 was paid or vested prior to fiscal 2007 or 2006 year-end, respectively.   Amounts related to 2007 service were granted subsequent to the fiscal year-end and are not included in this table until the year of grant.  They are included in the Summary Compensation Table above in the year earned.

(1)	Amounts are cash bonuses for 2006 performance awards under the CPI Performance Plan which were paid in fiscal 2007.

(2)
The portion of a participant’s incentive compensation award for a plan year (which is the same as the fiscal year) that the Committee determines to pay in the form of restricted shares is satisfied by the delivery by the Company of that number of restricted shares calculated by dividing (1) that portion of the participant’s incentive compensation award payable in restricted shares for the plan year by (2) the fair market value of one share of the Company’s common stock measured as of the last day of the plan year.  The restricted shares are subject to restrictions on transferability, as well as vesting and forfeiture restrictions, on such terms as may be established by the Compensation Committee in its sole discretion.  If a recipient of restricted shares terminates employment due to early retirement (prior to age 65), death or disability, the Compensation Committee may, in its sole discretion, waive the restrictions remaining on any or all such shares.  Termination due to normal retirement (65 or older) results in automatic waiver of the uncompleted portion of restriction. Should there be a Change of Control prior to vesting of restricted stock under the incentive plan, the shares will automatically vest.

Outstanding Equity Awards at 2007 Fiscal Year-End

	Option Awards (outstanding at year end)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Renato Cataldo	-	-	-	$-
Gary Douglass (1)	20,000	-	-	$16.50	04/08/10
Thomas Gallahue (2)	10,046	-	-	$12.96	10/21/10
Thomas Gallahue (2)	5,000	-	-	$17.00	04/15/10
Jane Nelson	-	-	-	$-
Richard Tarpley	-	-	-	$-

(1)
Mr. Douglass left the Company in April 2008.  In accordance with the terms of the Stock Option Plan, Mr. Douglass will remain eligible to exercise the options until July 17, 2008, at which time all unexercised options will be forfeited.

(2)
Mr. Gallahue’s options were scheduled to expire on February 15, 2007, pursuant to his Retention Agreement.   In Fiscal 2007 Mr. Gallahue agreed to continue his employment with the Company beyond his planned retirement.  Accordingly, his options remain exercisable and will expire in accordance with the terms of the Stock Option Plan.

Stock Vested in Fiscal Year 2007

	Stock Awards
Name	Number of Shares Acquired Upon Vesting (#)	Value Realized on Vesting ($)
Renato Cataldo (1)	4,634	$94,534
Gary Douglass (2)	4,049	$82,600
Thomas Gallahue	554	$11,302
Jane Nelson (2)	1,012	$20,645
Richard Tarpley	-	$-

(1)	Shares include 2,772 shares of restricted stock awarded as part of Dr. Cataldo’s bonus for fiscal year 2006 and 1,862 shares of restricted stock that vested from an award upon hire on July 25, 2005.

(2)
Shares include 1,848 and 462 shares of restricted stock award as part of Mr. Douglass and Ms. Nelson’s bonuses for fiscal 2006, respectively, and 2,201 and 550 shares of restricted stock, respectively, awarded as a special bonus for their roles in the completion of the acquisition of assets from Portrait Corporation of America, Inc.

Pension Benefits

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefits	Payment During Last Fiscal Year ($)
Renato Cataldo (1)	Retirement Plan	-	-	-
Gary Douglass	Retirement Plan	5	$25,827	-
Gary Douglass (2)	SERP	10	$829,089	-
Thomas Gallahue	Retirement Plan	5	$27,491	-
Dale Heins	Retirement Plan	18	$50,630
Jane Nelson (3)	Retirement Plan	19	$200,969	-
Jane Nelson (2) (3)	SERP	10	$658,202	-
Richard Tarpley (3)	Retirement Plan	37	$523,835	-
Richard Tarpley (2) (3)	SERP	10	$819,060	-

(1)	Years of actual service differ from the years of credited service because the plan was frozen in 2004 and these employees were not yet employed. See description of the retirement plan below.

(2)	Years of actual service differ from the years of credited service.

(3)	Employee is eligible for early retirement. See descriptions of the retirement plan and SERP below.

Retirement Plan

Effective April 1, 2004, the Company amended the Retirement Plan to implement a freeze of future benefit accruals, except for employees with at least ten years of service who attained age 50 as of April 1, 2004, who were “grandfathered” and whose benefits will continue to accrue.  Years of service after the date of the benefit freeze are recognized for determination of whether an employee attains five years of service for vesting purposes.  Dr. Cataldo joined the Company after the Retirement Plan benefits were frozen and, therefore, will receive no benefits under the Retirement Plan.  Subject to satisfaction of vesting requirements, the remaining NEOs are entitled to receive the benefits under the Retirement Plan as described in the Pension Benefits Table.  Although Ms. Nelson and Mr. Tarpley met the service and vesting schedules to be grandfathered, they were excluded from the grandfathering provisions as a result of discrimination testing of highly compensated employees.  Together with three other highly compensated employees who were excluded from the grandfathering provisions, commencing at age 65 they will receive the benefits of continued accruals under a non-qualified plan.

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

The Retirement Plan provides for a reduced benefit for early retirement for employees age 55 or over with at least 15 years of service.  The monthly early retirement benefit is equal to the accrued (earned) benefit at the time of retirement, reduced by 1/180 for each of the first 60 months and 1/360 for each of the next 60 months that the early retirement date precedes the normal retirement date.  The named executive officers eligible for early retirement are Ms. Nelson and Mr. Tarpley.

Supplemental Retirement Plan

The employment agreements for Mr. Douglass, Ms. Nelson and Mr. Tarpley provide for supplemental retirement benefits that vest at the rate of 10% for each year of service.  The maximum benefit is 40% of the highest base salary from and after fiscal year 1997, not to exceed $150,000 annually, for twenty years.  In accordance with his employment agreement, Mr. Douglass was fully vested.  His benefit calculation will be based on his last salary of record of $275,000.  These payments commence on the later of (i) age 65 or (ii) the date of retirement.  The employment agreements provide that if an executive’s employment terminates following a Change of Control the executive will be deemed fully vested with regard to supplemental retirement benefits.  These agreements also provide that beneficiaries of an executive who dies prior to retirement receive death benefits under the same formula as applies to the supplemental retirement benefit.  In the event of permanent disability, the executive is entitled to maximum annual payments equal to 40% of the executive’s highest base salary from and after 1997, not to exceed $150,000, until the earlier of (i) the date of his or her death or (ii) the date he or she attains age 65, at which time either the death benefit or the supplemental retirement benefit commences.  The disability benefit also vests at the rate of 10% per year of service.  The supplemental retirement and death benefits survive the term of employment, unless the executive is terminated for cause.  The supplemental retirement plan is unfunded.  In order to ensure availability of funding and to protect these assets from certain legal and financial exposure, certain assets are set aside to finance these future obligations, consisting of investments in a Rabbi Trust.

Additional disclosure of the Retirement Plan and the Supplemental Retirement Plan are included in Note 13 in the Company’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended February 2, 2008.

Non-qualified Deferred Compensation Plan

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/Distributions in Last FY ($)	Aggregate Balance at Last FY ($)
Renato Cataldo	-	-	-	-	-
Gary Douglass	-	-	-	-	-
Thomas Gallahue	-	-	-	-	-
Jane Nelson	-	-	-	-	-
Richard Tarpley (1)	-	-	$2,151	-	$27,048

(1)	Amounts included as earnings and the aggregate balances were recorded as compensation expense by the Company.

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

Mr. Tarpley is the only NEO who participates in this plan.

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

All calculations in this table are at the present value as of February 2, 2008 and are calculated at amounts as if the terminating event occurred on that date.

	Renato Cataldo	Gary Douglass (5)	Thomas Gallahue	Jane Nelson	Richard Tarpley
Termination with cause
Pension (3)	$-	$25,827	$27,491	$200,969	$523,835

Termination without cause (1)
Salary (4)	$385,000	$550,000	$230,000	$210,000	$417,852
Pension (3)	-	25,827	27,491	200,969	523,835
SERP (2)	-	829,089	-	658,202	819,060
Deferred compensation	-	-	-	-	24,326
Total	$385,000	$1,404,916	$257,491	$1,069,171	$1,785,073

Retirement or resignation
Pension (3)	$-	$25,827	$27,491	$200,969	$523,835
SERP (2)	-	829,089	-	658,202	819,060
Deferred compensation	-	-	-	-	24,326
Total	$-	$854,916	$27,491	$859,171	$1,367,221

Death
Pension (3)	$-	$12,914	$13,746	$100,485	$261,918
SERP (4)	-	1,302,332	-	994,508	985,036
Other life insurance plan	650,000	550,000	460,000	420,000	417,852
Deferred compensation	-	-	-	-	24,326
Total	$650,000	$1,865,246	$473,746	$1,514,993	$1,689,132

Disability
Disability benefits (4)	$1,443,241	$826,739	$778,734	$742,572	$424,335
Pension (3)	-	25,827	27,491	200,969	523,835
SERP (2)	-	829,089	-	658,202	819,060
Deferred compensation	-	-	-	-	24,326
Total	$1,443,241	$1,681,655	$806,225	$1,601,743	$1,791,556

(1)
In the agreements of Mr. Douglass, Ms. Nelson and Mr. Tarpley, termination for cause is triggered by dishonesty intended to result in substantial personal enrichment at the expense of the Company, a material violation of the employment contract which is willful and deliberate and results in material injury to the Company, or the conviction of the executive of a felony or a crime of moral turpitude.  In the agreements of Dr. Cataldo and Mr. Gallahue, termination for cause is triggered by an act in bad faith and to the detriment of the Company, refusal or failure to act in substantial accordance with any written material direction or order of the Company, repeated unfitness or unavailability for service, disregard of the Company’s rules or policies after reasonable notice and opportunity to cure, conviction of a crime involving dishonesty, breach of trust or physical or emotional harm to any person, breach of the employment agreement or other contractual obligation to the Company.  These benefits are paid in a lump sum at the time of termination.  Any gross-up payments are paid not less than 45 days after termination payment.

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

(5)	Mr. Douglass resigned in April 2008 and will receive benefits described in the section entitled Retirement or Resignation. Other scenarios shown here as of February 2, 2008 no longer apply.

Mr. Douglass, Ms. Nelson and Mr. Tarpley have provisions in their employment agreements that entitle them to certain gross up payments. In the event that payments from the Company in the nature of compensation ("Parachute Payments") that in the opinion of a certified public accounting firm or that under the provisions of a notice of assessment from the Internal Revenue Service causes imposition of the tax under Section 4999 of the Code or any similar tax (the "Excise Tax"), the Company shall pay Executive the Gross-Up.  The Gross-Up Payments shall be in an amount such that the net amount retained by the executive with respect to the Parachute Payments and Gross-Up Payments, after deduction of any Excise Tax to which the Parachute Payments may be subject and any federal, state, and local income taxes and Excise Tax upon the Gross-Up Payments, shall be equal to the gross amount of the Parachute Payments. Gross-Up Payments or an estimate of such if actual totals are not available shall be paid not later than forty-five (45) days following payment of any Parachute Payments to which the Gross-Up Payments are attributable.  The Company does not anticipate that any payments would be considered Parachute Payments, so no Gross-Up payments are included in this schedule.

Employment Contracts, Retention Agreement, Termination of Employment and Change of Control Arrangements

The Company has employed the NEOs under employment contracts that establish base compensation, bonus and other benefits available to employees.  The term of Dr. Cataldo’s agreement is indefinite.  The agreements for Mr. Douglass, Ms. Nelson and Mr. Tarpley are for periods of one year with automatic renewal as long as neither party has given written notice within 60 days of the anniversary date of the contract.   The employment contracts also provide that termination of employment of any of the NEOs, other than for Cause, requires the Company to make a lump sum payment based on their base salaries at time of severance as follows:  Dr. Cataldo 100%; Mr. Douglass 200%; Mr. Gallahue 100%; Ms. Nelson 100%; and Mr. Tarpley 200%.  The amounts payable upon termination without Cause to Messrs. Douglass and Tarpley is based on Change of Control provision contained in their employment contracts.  Under the definition set forth in their employment agreements, a Change of Control occurred on March 24, 2004.

The employment agreements of Mr. Douglass, Ms. Nelson and Mr. Tarpley provide that their respective positions, authority and responsibilities shall be comparable to those existing immediately prior to the Change of Control that occurred in March 2004.  The employment agreements for these executives also provide that the executive is entitled to a base salary at least equivalent to that in effect immediately prior to the Change of Control and a bonus at least equal to the highest bonus he or she received during any of the three fiscal years preceding the Change of Control.   These executives are also entitled to continue to participate in compensation plans and programs and benefit plans on a basis that is at least equivalent to those provided before the Change of Control, which include supplemental retirement, death and disability benefits as previously discussed.  The Company negotiated a settlement with Mr. Gallahue in fiscal 2004 to eliminate his supplemental retirement, death and disability benefits and has since terminated Mr. Gallahue’s original employment agreement and entered into a new employment agreement.  Mr. Douglass and Mr. Tarpley agreed to eliminate their guaranteed bonus for fiscal year 2006 and beyond in return for their full participation in the CPI Performance Plan and any other such applicable plans going forward.    Ms. Nelson has agreed to eliminate her second year of severance and her guaranteed bonus in exchange for a salary increase in 2007 and participation in the CPI Performance Plan. Certain of the Company’s employee benefit plans provide for acceleration of the payment of benefits upon a Change of Control, including the Restricted Stock Plan.  If any such accelerated benefits plus the severance amounts payable in the event of a Change of Control result in the imposition of an excise tax under Section 4999 of the Internal Revenue Code or any similar tax, Mr. Douglass, Ms. Nelson and Mr. Tarpley are also entitled to the amount of the tax.  Mr. Douglass’s resignation in April 2008 resulted in termination of his contract, with the exceptions of certain provisions that by agreement survive the contract expiry.  The employment agreements for Dr. Cataldo and Mr. Gallahue do not contain any  Change of Control provisions.

Dr. Cataldo’s employment agreement, dated July 21, 2005, provided an award of restricted stock valued at $100,000, based on the closing price of the Company’s common stock on the last trading day preceding his commencement of employment. Subject to Dr. Cataldo’s continued employment with the Company on each vesting date, the restricted stock vests in three equal increments, at the close of the first three Fiscal Years during the period of his employment, beginning with the Fiscal Year ended February 2006.  The final increment vested February 2008.

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

On January 12, 2006, the Company entered into a Retention Agreement with Mr. Gallahue, under which he was to continue as a full-time employee of the Company through April 28, 2006, work part-time through August 31, 2006 and retire from the Company on August 31, 2006.  The period during which his vested stock options could be exercised was extended through February 15, 2007.   Mr. Gallahue received $100,000 payable in two equal installments of $50,000 each on April 28, 2006 and August 31, 2006. His compensation rate from May 1, 2006 to August 31, 2006 was based on an annual rate of $102,500, as well as certain other benefits.  On June 7, 2006, the Board of Directors approved the vesting of Mr. Gallahue’s previously unvested restricted shares despite his planned retirement, which would have resulted in forfeiture of unvested shares.  On each of August 23, 2006 and October 26, 2006, the Company entered into amendments to this agreement, which changed Mr. Gallahue’s Retirement Date to October 27, 2006 and later to February 3, 2007 or such date as the Company and Mr. Gallahue mutually agree, effective February 7, 2007.  Mr. Gallahue decided to continue in a full-time capacity and his salary was adjusted accordingly.  As a result, his restricted shares vested at the end of fiscal year 2006 in accordance with the schedule established as of the date of grant as did awards of restricted shares to other employees for fiscal year 2005 performance.  Mr. Gallahue entered into a new employment agreement dated September 12, 2007, which superceded all prior agreements with the Company regarding his employment.

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

Director Compensation in Fiscal Year 2007

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non Qualified Deferred Compensation Earnings	All Other Compensation ($) (3)	Total
David Meyer	$16,500	$1,409,458				$7,810	$1,433,768
James Abel	$36,000	$52,380				$466	$88,846
Michael Koeneke	$36,000	$37,422				$333	$73,755
Mark Mitchell	$19,500	$37,422				$333	$57,255
Turner White	$43,500	$37,422				$333	$81,255

(1)	Includes payment to Mr. White of $6,000 for his service as chairman of the Compensation Committee, with the remainder representing meeting fees paid to the directors.

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

Pursuant to the Policy, each of the directors elected to receive Restricted Shares in lieu of 100% of their $30,000 annual retainer for service on the Board in fiscal year 2007.  Mr. Abel also elected to receive Restricted Shares in lieu of his annual retainers for serving as chairman of the Audit Committee ($6,000) and as chairman of the Nominating and Governance Committee ($6,000).  In lieu of cash compensation for their retainers, Messrs. Koeneke, Meyer, Mitchell and White each received 693 Restricted Shares; Mr. Abel received 970 Restricted Shares.

On April 11, 2007, David Meyer was awarded an additional 9,239 shares for his service during 2006.  Total value related to those shares included in the table above is $501,955.  On August 24, 2007, David Meyer was awarded an additional 19,014 shares for his service in the PCA Acquisition.  The value of those shares included in the table above is $870,081.  On May 29, 2008, David Meyer was awarded an additional 14,706 shares for his service during 2007.  As there was no fiscal 2007 expense for these shares, they are not included in the table above.

(3)	Other compensation represents dividends earned on restricted stock awards prior to vesting.

The Company also reimburses directors for expenses incurred in connection with attending Board and committee meetings.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters Security Ownership of Certain Beneficial Owners

To the Company's knowledge, based upon filings with the Securities and Exchange Commission, the following table sets forth beneficial owners of five percent (5%) or more of the common stock of the Company as of April 29, 2008.

Name	Number of Shares		Percent
Knightspoint Group	1,915,559	(1)	29.7%
Van Den Berg Management	713,886	(2)	11.1%
LaFitte Capital Management L.P.	508,265	(3)	7.9%
Sheffield Partners, L.P.	504,637	(4)	7.8%
Fine Capital Partners, L.P.	323,400	(5)	5.0%

(1)
As reported in Amendment No. 8 to its Schedule 13D, dated October 11, 2007 and Form 4’s filed on October 19, 2007 and October 24, 2007 by Ramius LLC (f/k/a Ramius Capital Group, LLC) and shares owned by David Meyer, Michael Koeneke and Mark Mitchell.  Under the rules of the Securities and Exchange Commission, (i) Knightspoint Partners, I, L.P., Knightspoint Capital Management I LLC, Knightspoint Partners LLC, David Meyer, a director and chairman of the board of the Company, and Michael Koeneke, a director of the Company, and (ii) Mark Mitchell, a director of the Company and Partner of Ramius LLC, RCG Enterprise, Ltd (by way of transfer from its affiliate, Ramius Securities LLC), Ramius LLC, C4S & Co., LLC, RCG Ambrose Master Fund, Ltd., Ramius Master Fund, Ltd., Peter A. Cohen, Morgan B. Stark, Thomas W. Strauss, Jeffrey M. Solomon, Ramius Advisors, LLC, Starboard Value & Opportunity Fund, LLC and RCG Starboard Advisors, LLC (f/k/a Admiral Advisors, LLC) (collectively, the “Ramius Parties”) may be deemed to be members of a group (the “Knightspoint Group”) and, as a result, each of the members may be deemed to beneficially own shares of common stock beneficially owned by each of the other members.  Each of the Ramius Parties disclaims beneficial ownership of the shares of common stock owned by the other members of the Knightspoint Group, except to the extent of its pecuniary interest therein. See also footnote (1) of the table set forth below under the caption “Security Ownership of Management” for additional information regarding the ownership of these shares.  The address of the stockholder is 787 Seventh Avenue, 9th Floor, New York, New York 10019.

(2)
As reported in its Amendment 9 to Schedule 13G, dated as of December 31, 2007, Van Den Berg Management has beneficial ownership and shared voting power for 713,886 shares, and shared dispositive power for 713,886 shares. The address of this stockholder is 805 Las Cimas Parkway, Austin Texas 78746.

(3)
As reported on Schedule 13G, dated February 15, 2008, as of January 31, 2008, Lafitte Capital Management LP has shared voting power for 508,265 shares and  shared dispositive power for 508,265 shares. The address of this stockholder is 701 Brazos, Austin Texas 78701.

(4)
As reported in its Amendment 1 to Schedule 13G, dated February 13, 2008, as of December 31, 2007, Sheffield Asset Management L.L.C. has beneficial ownership and shared voting power for 504,637 shares, and shared dispositive power for 504,637 shares. The address of this stockholder is 900 North Michigan Avenue, Chicago Illinois 60611.

(5)
As reported on Schedule 13D, dated February 8, 2008, as of January 31, 2008, Fine Capital Partners L.P. has sole voting power for 323,400 shares and  sole dispositive power for 323,400 shares. The address of this stockholder is 590 Madison Avenue, New York, New York 10022.

Security Ownership of Management

Information is set forth below regarding beneficial ownership of common stock of the Company, as of April 29, 2008, by (i) each person who is a Director; (ii) each person listed in the Summary Compensation Table set forth below and (iii) all directors and executive officers (including named executives officers as defined on page 17) as a group.  Except as otherwise noted, each person has sole voting and investment power as to his or her shares.

2007 Data	Amount of Record	Indirect Shares (1)	Restricted Shares (2)	Profit Sharing Plan (3)	Vested Options (4)	Total	Percent of Shares Outstanding in Proxy

James Abel	7,451	-	2,574	-	-	10,025	*
Renato Cataldo	7,002	-	1,716	394	-	9,112	*
Gary Douglass	7,081	-	-	755	20,000	27,836	*
Thomas Gallahue	335	-	1,471	709	15,046	17,561	*
Mickael Koeneke	5,151	1,826,969	1,838	-	-	1,833,958	28.39%
David Meyer	72,774	1,826,969	1,838	-	-	1,901,581	29.44%
Mark Mitchell	5,151	1,826,969	1,838	-	-	1,833,958	28.39%
Jane Nelson	2,787	-	980	1,657	-	5,424	*
Rich Tarpley	1,555	-	980	1,261	-	3,796
Turner White	5,151	-	2,206	-	-	7,357	*

Directors and Executive Officers as a group (14 persons)	120,846	1,826,969	20,334	7,901	35,046	2,011,096	31.13%

*Less than one percent.

(1)
Mark Mitchell is a portfolio manager of RCG Ambrose Master Fund, Ltd. (“Ambrose”). As such, Mr. Mitchell makes day-to- day investment decisions with respect to the securities held in Ambrose.  In addition, Mr. Mitchell trades on behalf of affiliates of Ambrose, including Starboard Value & Opportunity Fund, LLC, RCG Enterprise, Ltd and Ramius Master Fund, Ltd. Currently, Ambrose, RCG Enterprise, Ltd (by way of transfer from its affiliate, Ramius Securities LLC), Ramius Master Fund, Ltd., Starboard Value & Opportunity Fund, LLC, Starboard Value & Opportunity Master Fund Ltd. and RCG Halifax Fund, Ltd (the “Ramius related entities”) hold 1,724,648 shares of common stock in the aggregate.  The investment advisor to Ambrose and RCG Enterprise, Ltd is Ramius LLC.  The investment advisor to Ramius Master Fund, Ltd. is Ramius Advisors, LLC, another affiliate and wholly owned subsidiary of Ramius LLC.  The managing member of Ramius LLC is C4S & Co., LLC.. Peter A. Cohen, Morgan B. Stark, Thomas W. Strauss and Jeffrey M. Solomon are the sole managing members of C4S & Co., LLC.  The managing member of Starboard Value & Opportunity Fund, LLC is RCG Starboard Advisors, LLC, whose sole member is Ramius LLC.  Mr. Mitchell does not have investment or voting control over shares held by any of the Ramius related entities.  Mr. Koeneke and Mr. Meyer have no voting or dispositive power over and disclaim beneficial ownership of the 1,724,648 shares owned by Ramius related entities. Under the rules of the Securities and Exchange Commission, each of Mr. Koeneke and Mr. Meyer may be deemed to be a member of the Knightspoint Group and, as a result, each may be deemed to beneficially own shares of common stock beneficially owned by each of the other members of the Knightspoint Group.

Amount also includes 102,321 shares of common stock owned by Knightspoint Partners I, L.P.  Mr. Koeneke and Mr. Meyer are Managing Members of the sole Member of the General Partner of Knightspoint Partners I, L.P. and have shared voting and dispositive power with respect to the 102,321 shares of common stock owned by Knightspoint Partners I, L.P. Mr. Mitchell has no voting or dispositive power over and disclaims beneficial ownership of the 102,321 shares owned by Knightspoint Partners I, L.P.  Under the rules of the Securities and Exchange Commission, the Ramius related entities may be deemed to be members of the Knightspoint Group and, as a result, each of the members may be deemed to beneficially own shares of common stock beneficially owned by each of the other members of the Knightspoint Group.

(2)
For directors, this includes restricted shares awarded in lieu of cash compensation for the 2008 Board retainer and committee chair retainers made on March 5, 2008, but excludes an award of 14,706 shares to Mr. Meyer for his performance as Chairman of the Board in 2007 made on May 29, 2008.  For executive officers, these restricted shares were awarded as part of 2007 incentive compensation.

(3)	Shares are held under the CPI Corp. Employees’ Profit Sharing Plan and Trust. The executives do not have voting power with respect to these shares.

(4)
Includes shares which such persons have the right to acquire within 60 days after April 29, 2008, upon the exercise of employee stock options.   The following table provides information as of February 2, 2008 regarding the number of shares of common stock that were issuable under the Company’s equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans
approved by security holders	35,046	$15.56	1,218,015	(1)

Equity compensation plans not
approved by security holders (2)	-	$-	80,232	(3)

Total	35,046	$15.56	1,298,247

(1)
Includes 1,020,639 shares reserved for issuance under the Company’s stock option plan; 187,937 shares reserved for issuance under the Company’s restricted stock plan and 9,439 shares reserved for issuance under the Company’s employee’s profit sharing plan.

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

Director Independence

In accordance with New York Stock Exchange rules, the Board affirmatively determines the independence of each Director and nominee for election as a Director in accordance with guidelines it has adopted, which include all elements of independence set forth in the New York Stock Exchange listing standards. The Board of Directors has determined that James Abel, Michael Koeneke, David Meyer, Mark Mitchell and Turner White were independent, as that term is defined in the rules of the New York Stock Exchange, throughout fiscal year 2007.

Item 14.    Principal Accounting Fees and Services

Fees Paid to Independent Registered Public Accounting Firm

Audit Fees

In fiscal years 2007 and 2006, the Company was billed approximately $840,000 and $572,500, respectively, for KPMG's audit of the Company’s annual financial statements and review of financial statements included in the Company’s interim reports on Form 10-Q.   The Company expects to receive additional bills in connection with the 2007 annual audit in connection with financial reporting.

Audit-Related Fees

In fiscal year 2007, the Company was billed $38,700 for audit-related services provided by KPMG.  Such services include work related to the purchase of the assets of Portrait Corporation of America and assistance with a response to a comment letter from the Securities and Exchange Commission.  No audit-related services were provided by KPMG in fiscal year 2006.

Tax Fees

No tax services were provided by KPMG during fiscal year 2007 or 2006.

All Other Fees

The Company did not receive any services from KPMG other than those described above in either of the last two fiscal years.

Procedure for Approval of Non-Audit Services

The Audit Committee has authorized the Chairman of the Audit Committee to pre-approve KPMG’s performance of non-audit services, provided that the Chairman reports any such pre-approval to the full Audit Committee at the next scheduled meeting.  Upon receipt of any request for pre-approval of non-audit services from management, the Chairman may accept or reject the request or submit the request to the entire Audit Committee for consideration.  The Audit Committee approved all of the fees paid to KPMG for fiscal year 2007.

Item 15.    Exhibits and Financial Statement Schedules

          Signatures

(a)	Exhibit Index

EXHIBIT
NUMBER	DESCRIPTION

(3.1)	Articles of Incorporation of the Company, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 1989 on Form 10-K, Exhibit 3.1, filed 4/30/90.

(3.2)	Amended and Restated By-laws of the Company, incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 3.2, filed June 5, 2007.

(4.1)	Form of Rights Agreement, Dated as of March 13, 2000 between CPI Corp. and Harris Trust and Savings Bank, incorporated by reference to CPI Corp.'s Form 8-A, Exhibit 4.5, dated March 14, 2000.

(10.1)	License Agreement Sears, Roebuck & Co. dated 1/1/99, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 1998 on Form 10-K, Exhibit 10.28, filed 5/5/99.

(10.2)	Second Amendment dated 11/10/99 to License Agreement Sears, Roebuck & Co., incorporated by reference to CPI Corp.'s
Form 10-Q, Exhibit 5.1, filed 12/23/99.

(10.3)	License Agreement Sears, Roebuck & Co. (Off Mall) dated 1/1/99, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 1998 on Form 10-K, Exhibit 10.29, filed 5/5/99.

(10.4)	Second Amendment dated 11/10/99 to License Agreement Sears, Roebuck & Co. (Off Mall), incorporated by reference to CPI
Corp.'s Form 10-Q, Exhibit 5.2, filed 12/23/99.

(10.5)	License Agreement Sears, Roebuck De Puerto Rico, Inc. dated 1/1/99, incorporated by reference CPI Corp.'s Annual Report for fiscal year 1998 on Form 10-K, Exhibit 10.30, filed 5/5/99.

(10.6)	Development and License Agreement dated 1/31/01 between Sears, Roebuck & Co. and Consumer Programs Incorporated,
incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2000 on Form 10-K, Exhibit 10.15, filed 5/3/01.

(10.7)	Third Amendment dated 6/5/02 to Sears License Agreement, incorporated by reference to CPI Corp.'s Form 10-Q,
Exhibit 10.51, filed 6/7/02.

(10.8)	Sixth Amendment dated 11/20/02 to Sears License Agreement, incorporated by reference to CPI Corp.'s Form 10-Q,
Exhibit 10.54, filed 12/11/02.

(10.9)	Third Amendment to Sears License Agreement (Off Mall) dated 11/20/02, incorporated by reference to CPI Corp.'s Form 10-Q,
Exhibit 10.55, filed 12/11/02.

(10.10)	Fourth Amendment to Sears License Agreement (Off Mall) dated 11/20/02, incorporated by reference to CPI Corp.'s Form 10-Q,
Exhibit 10.56, filed 12/11/02.

(10.11)	Fifth Amendment to Sears License Agreement (Off Mall) dated 11/20/02, incorporated by reference to CPI Corp.'s Form 10-Q,
Exhibit 10.57, filed 12/11/02.

(10.12)	Sears License Agreement dated 1/1/03 by and between Sears, Canada, Inc., Sears Roebuck & Co. and CPI Corp.,
incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2002 on Form 10-K, Exhibit 10.64, filed 5/16/03.

EXHIBIT INDEX (...continued)

EXHIBIT
NUMBER	DESCRIPTION

(10.13)	Seventh Amendment dated 8/11/03 to Sears License Agreement, incorporated by reference to CPI Corp.'s Form 10-Q,
Exhibit 10.69, filed 8/27/03.

(10.14)	Eighth Amendment dated 9/1/03 to Sears License Agreement, incorporated by reference to CPI Corp.'s Form 10-Q,
Exhibit 10.70, filed 12/18/03.

(10.15)	Fourth Amendment dated 6/5/02 to License Agreement by and between Sears, Roebuck and Co. and CPI Corp., incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2003 on Form 10-K, Exhibit 10.74, filed 4/22/04.

(10.16)	Sixth Amendment dated 4/29/04 to License Agreement (Off Mall) by and between Sears, Roebuck and Co. and CPI Corp., incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.83, filed 6/10/04.

(10.17)	Extension dated January 18, 2006 of Sears License Agreement between CPI Corp. and Sears Canada, Inc., incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2005 on Form 10-K, Exhibit 10.58, filed 4/19/06.

(10.18)	Amendment dated August 18, 2006 to Sears License Agreement between CPI Corp. and Sears Canada, Inc., incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.63, filed 8/25/06.

(10.19)*	Employment Contract Jane E. Nelson dated 2/6/00, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 1992 on Form 10-K, Exhibit 10.36, filed 4/26/00.

(10.20)*	CPI Corp. 1981 Stock Bonus Plan (As Amended and Restated Effective 2/3/91), incorporated by reference to CPI Corp.'s
Annual Report for fiscal year 1992 on Form 10-K, Exhibit 10.29, filed 5/5/93.

(10.21)*	First Amendment to CPI Corp. 1981 Stock Bonus Plan (As Amended and Restated Effective February 3, 1991) effective
January 1, 1995, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2000 on Form 10-K, Exhibit 10.30, filed 5/3/01.

(10.22)*	CPI Corp. Deferred Compensation and Retirement Plan for Non-Management Directors (Amended and Restated as of
January 28, 2000), incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2000 on Form 10-K, Exhibit 10.31, filed 5/3/01.

(10.23)*	Deferred Compensation and Stock Appreciation Rights Plan (Amended and Restated as of June 6, 1996), incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2000 on Form 10-K, Exhibit 10.32, filed 5/3/01.

(10.24)*	CPI Corp. Stock Option Plan (Amended and Restated Effective as of December 16, 1997), incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2000 on Form 10-K, Exhibit 10.34, filed 5/3/01.

EXHIBIT INDEX (...continued)

EXHIBIT
NUMBER	DESCRIPTION

(10.25)*	CPI Corp. Key Executive Deferred Compensation Plan (As Amended and Restated June 6, 1996), incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2000 on Form 10-K, Exhibit 10.36, filed 5/3/01.

(10.26)*	Employment Agreement dated 4/8/02 by and between Gary W. Douglass and CPI Corp., incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2001 on Form 10-K, Exhibit 10.50, filed 5/1/02.

(10.27)*	First Amendment to CPI Corp. Deferred Compensation and Retirement Plan for Non-management Directors (As Amended and Restated as of January 28, 2002), incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.52, filed 6/7/02.

(10.28)*	Employment Agreement dated 10/21/02 by and between Peggy J. Deal and CPI Corp., incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.58, filed 12/11/02.

(10.29)*	Employment Agreement dated 11/15/02 by and between Thomas Gallahue and CPI Corp., incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.59, filed 12/11/02.

(10.30)	First Amendment dated 9/30/02 to CPI Corp. Retirement Plan and Trust, incorporated by reference to CPI Corp.'s
Annual Report for fiscal year 2002 on Form 10-K, Exhibit 10.65, filed 5/16/03.

(10.31)	Second Amendment dated 11/29/02 to CPI Corp. Retirement Plan and Trust, incorporated by reference to CPI Corp.'s
Annual Report for fiscal year 2002 on Form 10-K, Exhibit 10.66, filed 5/16/03.

(10.32)	Third Amendment dated 2/6/04 to CPI Corp. Retirement Plan and Trust, incorporated by reference to CPI Corp.'s
Annual Report for fiscal year 2003 on Form 10-K, Exhibit 10.73, filed 4/21/04.

(10.33)*	CPI Corp. Restricted Stock Plan as Amended and Restated Effective as of April 14, 2005, incorporated by reference to
CPI Corp.'s Annual Report for fiscal year 2004 on Form 10-K, Exhibit 10.86, filed 4/21/05.

(10.34)*	CPI Corp. Performance Plan Adopted Effective as of April 14, 2005, incorporated by reference to CPI Corp.'s Annual
Report for fiscal year 2004 on Form 10-K, Exhibit 10.90, filed 4/21/05.

(10.35)*	CPI Corp. Non-Employee Directors Restricted Stock Policy Pursuant to the CPI Corp. Restricted Stock Plan Adopted
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
American Studios, Inc., PCA Photo Corporation of Canada, PCA National LLC, PCA Finance Corp., Inc.,
Photo Corporation of America, Inc., (each, a "Seller") and CPI Corp., incorporated by reference to CPI Corp.'s Form 8-K,
Exhibit 2.1, filed May 3, 2007.

(10.56)	Amendment No. 1 to the Purchase and Sale Agreement dated as of May 1, 2007, by and among Portrait Corporation of America, PCA LLC, American Studios, Inc., PCA Photo Corporation of Canada, PCA National LLC, PCA Finance
Photo Corporation of America, Inc., (each, a "Seller") and CPI Corp., such amendment effective as of May 21, 2007,
Corp., Inc., incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 2.1, filed May 25, 2007.

(10.57)	Amendment No. 2 to the Purchase and Sale Agreement dated as of June 8, 2007, by and among Portrait
Corporation of America, PCA LLC, American Studios, Inc., PCA Photo Corporation of Canada, PCA National LLC,
PCA Finance Corp., Inc., Photo Corporation of America, Inc., (each, a "Seller") and CPI Corp., incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 2.3, filed June 24, 2007.

EXHIBIT INDEX (...continued)

EXHIBIT
NUMBER	DESCRIPTION

(10.58)	Second Amendment and Restated Credit Agreement dated as of June 8, 2007 among the Company, the financial institutions that are or may from time to time become parties thereto and LaSalle Bank National Association, as administrative agent and arranger for the lenders, incorporated herein by reference to CPI Corp.'s Form 8-K, Exhibit 10.1, filed June 14, 2007.

(10.59)*	Master Lease Agreement between Wal-Mart Stores, East, LP, Wal-Mart Stores, Inc., Wal-Mart Louisiana, LLC,
Wal-Mart Stores Texas, LP and Portrait Corporation of America, Inc., effective June 8, 2007, incorporated herein by reference to CPI Corp.'s Form 10-Q, Exhibit 10.59, filed August 30, 2007.

(10.60)	First Amendment to the Master Lease Agreement between Wal-Mart Stores, East, LP, Wal-Mart Stores, Inc.,
Wal-Mart Louisiana, LLC, Wal-Mart Stores Texas, LP and Portrait Corporation of America, Inc., effective
June 8, 2007, incorporated herein by reference to CPI Corp.'s Form 10-Q, Exhibit 10.60, filed December 20, 2007.

(10.61)	Second Amendment to the Master Lease Agreement between Wal-Mart Stores, East, LP, Wal-Mart Stores, Inc.,
Wal-Mart Louisiana, LLC, Wal-Mart Stores Texas, LP and Portrait Corporation of America, Inc., effective
June 8, 2007, incorporated herein by reference to CPI Corp.'s Form 10-Q, Exhibit 10.61, filed December 20, 2007.

(10.62)	Employment Agreement dated April 23, 2008, by and between CPI Corp. and Dale Heins, incorporated by reference to
CPI Corp.'s Form 8-K, Exhibit 10.62, filed April 24, 2008. File No. 1-10204.

(10.63)	Third Amendment to the Master Lease Agreement between Wal-Mart Stores, East, LP, Wal-Mart Stores, Inc.,
Wal-Mart Louisiana, LLC, Wal-Mart Stores Texas, LP and Portrait Corporation of America, Inc., effective April 15, 2008, incorporated by reference to CPI’s Annual Report for fiscal year 2007 on Form 10-K, Exhibit 10.63, filed May 13, 2008.

(11.1)	Computation of Earnings Per Share - Diluted, incorporated by reference to CPI Corp’s Annual Report for fiscal year 2007,
Exhibit 11.1, filed May 13, 2008.

(11.2)	Computation of Earnings Per Share - Basic, incorporated by reference to CPI Corp’s Annual Report for fiscal year 2007,
Exhibit 11.2, filed May 13, 2008.

(21.0)	Subsidiaries of the Registrant, incorporated by reference to CPI Corp’s Annual Report for fiscal year 2007, Exhibit 21.0, filed May 13, 2008.

(23.0)	Independent Auditor's Consent, incorporated by reference to CPI Corp’s Annual Report for fiscal year 2007, Exhibit 11.1, filed May 13, 2008.

(31.1)	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934 by the President and
Chief Executive Officer

(31.2)	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934 by the Senior Vice President,
Finance and Chief Financial Officer

(32.0)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
2002 by the President and Chief Executive Officer and the Senior Vice President, Finance and Chief Financial Officer

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th  day of May 2008.

CPI CORP.

By:	/s/Dale Heins
Dale Heins
Senior Vice President, Finance,
Chief Financial Officer and Treasurer

Date: May 30, 2008