Form 10-Q
period 2008-04-26
CPI CORP
filed 2008-06-05
CIK 25354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 26, 2008
or
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

CPI CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
12 Weeks ended April 26, 2008

			Page

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Interim Condensed Consolidated Balance Sheets
		April 26, 2008 (Unaudited) and February 2, 2008	1

		Interim Condensed Consolidated Statements of Operation (Unaudited)
		12 Weeks Ended April 26, 2008 and April 28, 2007	3

		Interim Condensed Consolidated Statements of Changes in Stockholders'
		Equity (Unaudited) 12 Weeks Ended April 26, 2008	4

		Interim Condensed Consolidated Statements of Cash Flow (Unaudited)
		12 Weeks Ended April 26, 2008 and April 28, 2007	5

		Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	7

	Item 2.	Management's Discussions and Analysis of Financial Condition and Results
		of Operations	14

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

	Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

	Item 6.	Exhibits	22

SIGNATURES			23

EXHIBIT INDEX			24

CPI CORP.
Interim Condensed Consolidated Balance Sheets – Assets

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

thousands	April 26, 2008	February 2, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,332	$59,177
Restricted cash	-	-
Accounts receivable:
Trade	7,743	7,469
Other	2,091	4,030
Inventories	12,943	14,296
Prepaid expenses and other current assets	6,265	5,174
Deferred tax assets	2,349	2,673

Total current assets	74,723	92,819

Property and equipment:
Land	5,065	5,065
Building improvements	34,666	34,666
Leasehold improvements	6,648	5,426
Photographic, sales and manufacturing equipment	175,588	166,404
Total	221,967	211,561
Less accumulated depreciation and amortization	161,390	155,281
Property and equipment, net	60,577	56,280
Other investments - supplemental retirement plan	3,494	3,508
Goodwill	17,611	18,049
Intangible assets, net of amortization of $3.5 million and $2.8 million at April 26, 2008
and February 2, 2008, respectively	44,013	44,907
Deferred tax assets	14,955	14,439
Other assets	6,627	6,515

TOTAL ASSETS	$222,000	$236,517

See accompanying footnotes

CPI CORP.
Interim Condensed Consolidated Balance Sheets – Liabilities and Stockholders’ Equity

thousands, except share and per share data	April 26, 2008	February 2, 2008
	(Unaudited)
LIABILITIES
Current liabilities:
Current maturities of long-term debt	$8,697	$8,697
Accounts payable	10,787	14,369
Accrued employment costs	9,661	10,330
Customer deposit liability	20,472	21,255
Income taxes payable	19	387
Sales taxes payable	3,103	4,884
Accrued advertising expenses	1,013	1,266
Accrued expenses and other liabilities	17,475	21,863

Total current liabilities	71,227	83,051

Long-term debt, less current maturities	102,893	103,022
Accrued pension plan obligations	10,204	10,490
Supplemental retirement plan obligations	3,465	3,437
Customer deposit liability	22	87
Other liabilities	18,567	19,456

Total liabilities	206,378	219,543

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized; no shares outstanding	-	-
Preferred stock, Series A, no par value, 200,000 shares authorized; no shares
outstanding	-	-
Common stock, $0.40 par value, 50,000,000 shares authorized; 17,055,153 and 17,028,315
shares outstanding at April 26, 2008 and February 2, 2008, respectively	6,822	6,811
Additional paid-in capital	27,729	27,872
Retained earnings	221,153	222,435
Accumulated other comprehensive loss	(7,213)	(6,725)
	248,491	250,393

Treasury stock - at cost, 10,595,319 and 10,619,728 at April 26, 2008 and
February 2, 2008, respectively	(232,869)	(233,419)

Total stockholders' equity	15,622	16,974

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$222,000	$236,517

See accompanying footnotes

CPI CORP.
Interim Condensed Consolidated Statements of Operations
(Unaudited)

thousands, except share and per share data	12 Weeks Ended
	April 26, 2008	April 28, 2007
Net sales	$103,443	$57,761

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	10,492	5,018
Selling, general and administrative expenses	83,910	45,231
Depreciation and amortization	7,512	3,413
Other charges and impairments	794	29
	102,708	53,691

Earnings from operations	735	4,070

Interest expense	1,521	414
Interest income	362	306
Other income (expense), net	6	(48)

(Loss) earnings before income tax (benefit) expense	(418)	3,914
Income tax (benefit) expense	(162)	1,359

NET (LOSS) EARNINGS	$(256)	$2,555

NET (LOSS) EARNINGS PER COMMON SHARE

Net (loss) earnings per share - diluted	$(0.04)	$0.40

Net (loss) earnings per share - basic	$(0.04)	$0.40

Dividends per share	$0.16	$0.16

Weighted average number of common and common equivalent
shares outstanding - diluted	6,450,451	6,388,169

Weighted average number of common and common equivalent
shares outstanding - basic	6,450,451	6,363,445

See accompanying footnotes.

CPI CORP.
Interim Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)
Twelve weeks ended April 26, 2008

thousands, except share and per share data				Accumulated
		Additional		other	Treasury
	Common	paid-in	Retained	comprehensive	stock,
	stock	capital	earnings	loss	at cost	Total

Balance at February 2, 2008	$6,811	$27,872	$222,435	$(6,725)	$(233,419)	$16,974

Net loss	-	-	(256)	-	-	(256)
Total other comprehensive loss	-	-	-	(488)	-	(488)

Total comprehensive loss						(744)
Surrender of employee shares to satisfy personal tax
liabilities upon vesting (8,596 shares)	-	-	-	-	(175)	(175)
Issuance of common stock to employee benefit plans and
restricted stock awards (59,843 shares)	11	(215)	-	-	725	521
Stock-based compensation recognized	-	72	-	-	-	72
Dividends ($0.16 per common share)	-	-	(1,026)	-	-	(1,026)

Balance at April 26, 2008	$6,822	$27,729	$221,153	$(7,213)	$(232,869)	$15,622

See accompanying footnotes.

CPI CORP.
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

thousands	12 Weeks Ended
	April 26, 2008	April 28, 2007

Reconciliation of net (loss) earnings from operations to cash flows provided by (used in) operating activities:

Net (loss) earnings	$(256)	$2,555

Adjustments for items not (providing) requiring cash:
Depreciation and amortization	7,512	3,413
Stock-based compensation expense	72	88
Loss on disposition of property, plant and equipment	166	10
Loss on sale of assets held for sale	(4)	60
Deferred income tax provision	(329)	1,033
Pension, supplemental retirement plan and profit sharing expense	758	792
Other	158	84

Increase (decrease) in cash flow from operating assets and liabilities:
Receivables and inventories	3,306	208
Prepaid expenses and other current assets	(1,132)	860
Accounts payable	(3,581)	(224)
Contribution to pension plan	(464)
Supplemental retirement plan payments	(31)	(52)
Accrued expenses and other liabilities	(7,226)	(3,766)
Income taxes payable	(362)	439
Deferred revenues and related costs	(731)	323
Other	(850)	(251)

Cash flows provided by (used in) operating activities	$(2,994)	$5,572

See accompanying footnotes.

CPI CORP.
Interim Condensed Consolidated Statements of Cash Flows (…continued)
(Unaudited)

thousands	12 Weeks Ended
	April 26, 2008	April 28, 2007

Cash flows provided by (used in) operating activities	$(2,994)	$5,572

Cash flows used in financing activities:
Repayment of long-term debt	(288)	-
Surrender of employee shares to satisfy personal tax liability upon vesting	(175)	(547)
Cash dividends	(1,026)	(1,015)
Cash flows used in financing activities	(1,489)	(1,562)

Cash flows (used in) provided by investing activities:
Additions to property and equipment	(11,299)	(772)
Proceeds from sale of assets held for sale	2	65
Payments related to the acquisition of certain
net assets of Portrait Corporation of America, Inc.	(17)	-
Increase in assets held by Rabbi Trust	(20)	(43)
Proceeds from Rabbi Trust used for supplemental retirement plan payments	34	50
Cash flows used in investing activities	(11,300)	(700)

Effect of exchange rate changes on cash and cash equivalents	(62)	72

Net increase (decrease) in cash and cash equivalents	(15,845)	3,382

Cash and cash equivalents at beginning of period	59,177	26,294

Cash and cash equivalents at end of period	$43,332	$29,676

Supplemental cash flow information:
Interest paid	$1,846	$390

Income taxes paid	$471	$42

Supplemental non-cash financing activities:
Issuance of treasury stock under the employee Profit Sharing Plan	$521	$442

Issuance of restricted stock to employees and directors	$424	$1,647

Executive retirement stock option modification	$-	$6

See accompanying footnotes.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 -	DESCRIPTION OF BUSINESS AND INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CPI Corp. (the “Company”) operates 3,105 professional portrait studios as of April 26, 2008 throughout the United States, Canada, Puerto Rico and Mexico principally under license agreements with Sears, Roebuck and Co. ("Sears") and Wal-Mart Stores, Inc. (“Wal-Mart”).  The Company also operates searsphotos.com, a vehicle for the Company’s customers to archive, share portraits via email and order additional portraits and products.

The Interim Condensed Consolidated Balance Sheet as of April 26, 2008, the related Interim Condensed Consolidated Statements of Operations for the 12 weeks ended April 26, 2008 and April 28, 2007, the Interim Condensed Consolidated Statement of Changes in Stockholders’ Equity for the 12 weeks ended April 26, 2008 and the Interim Condensed Consolidated Statements of Cash Flows for the 12 weeks ended April 26, 2008 and April 28, 2007, are unaudited.  The interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the CPI Corp. 2007 Annual Report on Form 10-K for its fiscal year ended February 2, 2008.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

Certain reclassifications have been made to the 2007 financial statements to conform with the current year presentation.

NOTE 2 -	ADOPTION OF NEW ACCOUNTING STANDARDS

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (SFAS No. 161), an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS No. 133).  The statement requires enhanced disclosures that expand the disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities.  It will require more robust qualitative disclosures and expanded quantitative disclosures.  This statement will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  It is expected that this statement will not have a material effect on our financial statements.

In December 2007, the FASB issued SFAS No. 141R.  This statement requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires additional disclosures by the acquirer.  Under this statement, all business combinations will be accounted for by applying the acquisition method.  SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of adoption of SFAS No. 141R on its consolidated financial statements. However, the Company does not expect the adoption of SFAS No. 141R to have a material effect on its consolidated financial statements.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  The Statement permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value.  Unrealized gains and loses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date.  SFAS No. 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value.  This statement is effective for fiscal years beginning after November 15, 2007.  SFAS No. 159 did not have a material impact on the financial statements.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS No. 157).  This statement did not require any new fair value measurements, but rather, it provided enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The changes to current practice resulting from the application of this statement related to the definition of fair value, the methods used to estimate fair value, and the requirement for expanded disclosures about estimates of fair value. This statement became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The effective date for this statement for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, has been delayed by one year.  We adopted the provisions of SFAS No. 157 related to financial assets and financial liabilities on February 3, 2008.  The partial adoption of this statement did not have a material impact on our financial statements. It is expected that the remaining provisions of this statement will not have a material effect on our financial statements.

Fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties or the amount that would be paid to transfer a liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity.

Assets and liabilities recorded at fair value in the condensed balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

Level 1 -	Inputs were unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 -
Inputs (other than quoted prices included in Level 1) were either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3 -
Inputs reflected management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration was given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Determining which hierarchical level an asset or liability falls within requires significant judgment.  We will evaluate our hierarchy disclosures each quarter.  The following table summarizes the financial instruments measured at fair value in the Condensed Balance Sheet as of April 26, 2008:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Short-term investments (1)	$-	$29.6	$-	$29.6
Interest rate swaps (2)	-	2.3	-	2.3
Liabilities
Interest rate swaps (2)	$-	$31.9	$-	$31.9

(1)
We classified our marketable securities as cash, which is reported at fair market value, using the “market approach” valuation technique, which uses prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities.

(2)
The total fair value of the interest rate swaps were included in Other Liabilities and Long-Term Debt as of April 26, 2008.  These financial instruments were valued using the “income approach” valuation technique.  This method used valuation techniques to convert future amounts to a single present amount.  The measurement was based on the value indicated by current market expectations about those future amounts.  We used interest rate swaps as a means of managing interest rates on our outstanding fixed-rate debt obligations.  During the first quarter of 2007 a $605,000 decrease in the fair value was recorded on the interest rate swap, reducing interest expense.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

SFAS No. 157 requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis.  As of April 26, 2008, no assets or liabilities were measured at fair value on a nonrecurring basis.

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

The operations acquired in the PCA Acquisition are operating within CPI Corp. as the PictureMe Portrait Studio brand (“PMPS brand”). For purposes of this report the PictureMe Portrait Studio brand includes all studios operating under Wal-Mart agreements, those in the U.S. are operating as PictureMe Portrait Studios™ and the remainder as Wal-Mart Portrait Studios.  PictureMe Portrait Studio is the sole operator of portrait studios in Wal-Mart stores and supercenters in the U.S., Canada and Mexico.  As of April 26, 2008, PictureMe Portrait Studios operates 2,070 studios worldwide, including 1,702 in the U.S. and Puerto Rico, 253 in Canada and 115 in Mexico.

The PCA Acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations,” and, accordingly, the results have been included in the Company’s results of operations from the date of acquisition.  The purchase price was preliminarily allocated based on fair value of the specific tangible and intangible assets and liabilities at the time of the acquisition pursuant to a valuation.  The Company has not completed its assessment of the acquisition and until the assessment is complete, the allocation of the purchase price is subject to revision.  The excess of the purchase price over the fair value of assets acquired and liabilities assumed was recorded as goodwill.  Matters that remain unresolved at April 26, 2008 include the resolution of certain receivables from the PCA estate trustee.  These items are anticipated to be resolved in early 2008 and will be recorded as purchase accounting adjustments as appropriate.  Currently a receivable from the estate is recorded in the amount of $935,000, which primarily represents credit card receipts subsequent to the purchase and insurance loss funds related to workers compensation coverage. General liability claims of approximately $1.0 million are not recorded as they are considered the liability of the estate.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at June 8, 2007 (in thousands):

Current assets	$10,247
Property and equipment	36,815
Goodwill	16,933
Intangibles	47,017
Other assets	8,180
Total assets acquired	119,192

Current liabilities assumed	(26,773)
Long-term liabilities assumed	(8,767)

Total allocated purchase price	$83,652

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

The following unaudited pro forma summary presents the Company’s revenue, net income, basic earnings per share and diluted earnings per share as if the PCA Acquisition had occurred on the first day of each period presented (in thousands, except per share data):

	First Quarter
	2008	2007
Revenue	$95,243	$105,405

Net loss	$(2,346)	$(5,972)

Basic loss per common share	(0.36)	(0.94)

Diluted loss per common share	(0.36)	(0.94)

Pro forma adjustments have been made to reflect depreciation and amortization using estimated asset values recognized after applying purchase accounting adjustments.  Pro forma results include non-recurring charges from pre-acquisition PCA of $1.5 million net of tax in 2007.  Such charges related to impairments of property and goodwill and restructuring charges that were incurred by PCA prior to acquisition.

This pro forma information is presented for informational purposes only and is not necessarily indicative of actual results had the acquisition been effected at the beginning of the respective periods presented, and is not necessarily indicative of future results.

NOTE 4 -	INVENTORIES

Inventories consist of:

thousands	April 26, 2008	February 2, 2008

Raw materials - paper and chemicals	$ 3,917	$ 4,902
Portraits in process	2,159	2,244
Finished portraits pending delivery	854	1,187
Frames and accessories	523	634
Studio supplies	3,547	3,636
Equipment repair parts and supplies	1,261	1,246
Other	682	447

Total	$ 12,943	$ 14,296

These balances are net of obsolescence reserves totaling $255,000 and $ 277,000 at April 26, 2008 and February 2, 2008, respectively.

NOTE 5 -	GOODWILL AND INTANGIBLE ASSETS

In connection with the PCA Acquisition, the Company acquired goodwill. This asset was recorded in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”.   In accordance with SFAS No. 141, goodwill is not amortized and instead is periodically evaluated for impairment.  There were no impairment charges in the periods presented.  The goodwill is expected to be fully deductible for tax purposes over 15 years.  The following table summarizes the Company’s goodwill at April 26, 2008 (in thousands):

	April 26, 2008	February 2, 2008

PCA acquisition	$16,933	$17,338

Goodwill from prior acquisitions	512	512

Translation impact on foreign balances	166	199
	$17,611	$18,049

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

Also, in connection with the PCA Acquisition, the Company acquired intangible assets related to the host agreement with Wal-Mart and the customer list. These assets were recorded in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets ”. The host agreement with Wal-Mart and the customer list are being amortized over their useful lives of 21.5 years and six years, respectively.  The following table summarizes the Company’s amortized intangible assets as of April 26, 2008 (in thousands):

			Translation
			Impact of
	Gross	Accumulated	Foreign	Net
	Amount	Amortization	Balances	Balance

Acquired host agreement	$43,982	$(1,838)	$425	$42,569
Acquired customer list	3,035	(1,624)	33	1,444
	$47,017	$(3,462)	$458	$44,013

NOTE 6 -	OTHER ASSETS AND OTHER LIABILITIES

Included in both other assets and other liabilities is $6.4 million and $6.3 million as of April 26, 2008 and February 2, 2008 related to workmens compensation insurance claims that exceed the deductible of the Company and that will be paid by the insurance carrier.  Since the Company is not released as primary obligor of the liability, it is included in both other assets as a receivable from the insurance company and in other liabilities as an insurance liability.

NOTE 7 -	STOCK-BASED COMPENSATION PLANS

At April 26, 2008, the Company had various stock-based employee compensation plans, which are described more fully in Note 9 of the Notes to the Consolidated Financial Statements in the Company’s 2007 Annual Report on Form 10-K. The Company accounts for those plans in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires companies to recognize the cost of awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

There were no stock option grants, expirations, cancellations or exercises in the first quarter of 2008.  The following table summarizes information about stock options outstanding at April 26, 2008:

	Options Outstanding and Exercisable
		Weighted-Average
		Remaining Contractual	Weighted-Average
Range of Exercise Prices	Shares	Life (Years)	Exercise Price
$12.96	10,046	2.49	$12.96
$16.50 - $17.00	25,000	1.95	16.60

Total	35,046	2.11	15.56

Reserved for future grants at quarter-end	1,020,639
Exercisable	35,046

On March 5, 2008, the Board of Directors approved a grant of 18,015 shares of restricted stock to certain employees in conjunction with the payment of 2007 performance awards.  On March 5, 2008, the Board of Directors approved a grant of 10,294 shares of restricted stock to its members of the Board of Directors in lieu of 2008 board retainer fees and certain committee chair fees they receive as directors of the Company. Shares issued under these two grants will vest on February 7, 2009.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

Changes in restricted stock are as follows:

	Quarter Ended April 26, 2008
		Weighted-Average
	Shares	Grant-date Value
Nonvested stock, beginning of year	1,584	$18.95
Granted	28,309	15.80
Forfeited	(1,471)	15.80
Nonvested stock, end of quarter	28,422

Reserved for future grants at quarter-end	161,099
Stock-based compensation expense related
to restricted stock	$71,521

The weighted average remaining vesting period of non-vested restricted stock as of April 26, 2008 is 10 months.

NOTE 8 -	EMPLOYEE BENEFIT PLANS

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

The following table sets forth the components of net periodic benefit cost for the defined benefit plans:

thousands	Pension Plan		Supplemental Retirement Plan
	12 Weeks Ended		12 Weeks Ended
	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007
Components of net periodic benefit costs:
Service cost	$62	$75	$16	$18
Interest cost	691	675	49	48
Expected return on plan assets	(746)	(679)	-	-
Amortization of prior service cost	10	10	7	7
Amortization of net (gain) loss	161	205	(14)	(8)

Net periodic benefit cost	$178	$286	$58	$65

The Company estimates a 2008 contribution to its pension plan of approximately $3.0 million, but actual amounts have not been determined. Future contributions to the pension plan will be dependent upon legislation, future changes in discount rates and the earnings performance of plan assets.

NOTE 9 -	INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48) on February 4, 2007.  As a result of the implementation of FIN 48, there was no impact on the financial statements of the Company.  The following information required by FIN 48 is provided:

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

●
Unrecognized tax benefits were approximately $2.7 million at each of April 26, 2008 and February 2, 2008.  If these unrecognized tax benefits were recognized, approximately $2.7 million would impact the effective tax rate.  It is not expected that the amount of unrecognized tax benefits will change in the next 12 months.

●
The Company recognizes interest expense and penalties related to the above-unrecognized tax benefits within income tax expense.  Due to the nature of the unrecognized tax benefits, the Company had no accrued interest and penalties as of April 26, 2008 or February 2, 2008.

●
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, many states, Mexican and Canadian jurisdictions.  The Company is no longer subject to U.S. Federal income tax examination for the years prior to 2003.   Ongoing examinations by various state taxing authorities date back to February 1, 2003.

NOTE 10 -	CONTINGENCIES

Standby Letters of Credit

As of April 26, 2008, the Company had outstanding standby letters of credit in the principal amount of $21.5 million primarily used in conjunction with the Company’s self-insurance programs.

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

The Company is also a defendant in other routine litigation, but does not believe these lawsuits, individually or in combination with the case described above, will have a material adverse effect on its financial condition. The Company cannot, however, give assurances that these legal proceedings will not have a material adverse effect on its business or financial condition.

Contingent Commission Payments

The Company, upon certain conditions, could be required to provide Sears with certain commission adjustments (the “Contingent Payments”) through 2008, the remaining term of the current U.S. agreement. The Contingent Payments are triggered only if the Company operates more than 24 domestic non-Sears portrait studios and the rate of growth in total contractual commissions paid to Sears by the Company under the pre-existing agreement does not exceed levels specified in the agreement. If both of the above mentioned conditions occur, the Contingent Payments are determined by a formula included in the agreement. However, in no event shall such payments exceed $2.5 million annually or $7.5 million cumulatively through 2008, the remaining term of the current agreement. As a result of the addition of the PictureMe Portrait Studios in 2007, this provision applies and a pro rata portion of the related commission adjustments have been accrued in the first quarter 2008 consolidated financial statements.

Contingent Lease Obligations

In July 2001, the Company announced the completion of the sale of its Wall Décor segment, which included the ongoing guarantee of certain operating real estate leases of Prints Plus.  As of April 26, 2008, the maximum future obligation to the Company under its guarantee of remaining leases is approximately $1.0 million.  To recognize the risk associated with these leases based upon the Company’s past experience with renegotiating lease obligations and the management’s evaluation of remaining lease liabilities, the Company has recorded lease obligation reserves totaling approximately $744,000 at April 26, 2008.  Based on the status of remaining leases, the Company believes that the $744,000 reserve is adequate to cover the potential losses to be realized under the Company’s remaining operating lease guarantees.

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

EXECUTIVE OVERVIEW

The Company’s Operations

CPI Corp. is a long-standing leader, based on sittings and related revenues, in the professional portrait photography of young children, individuals and families.  From a single studio opened by our predecessor company in 1942, we have grown to 3,105 studios throughout the United States, Canada, Puerto Rico and Mexico principally under license agreements with Sears and Wal-Mart.  The Company has provided professional portrait photography for Sears’ customers since 1959 and has been the only Sears portrait studio operator since 1986.

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

As of the end of the first quarter in fiscal 2008 and 2007, the Company’s studio counts were:

	April 26, 2008	April 28, 2007
Within Sears or Sears Grand Stores:
United States and Puerto Rico	891	894
Canada	112	112

Within Wal-Mart Stores:
United States and Puerto Rico	1,702	0
Canada	253	0
Mexico	115	0

Locations not within Sears or Wal-Mart stores	32	34

Total	3,105	1,040

At April 26, 2008, the Company operated all of its U. S. Sears studios and 20 of its Sears Canadian Stores in full digital format. The PictureMe Portrait Studios acquired in 2007 were all analog film studios at the date of acquisition.  865 U.S. PictureMe Portrait Studios have been converted to digital technology as of May 22, 2008. The installation of a new digital lab sufficient to handle the worldwide fulfillment requirements of the PictureMe Portrait Studio business is now complete. The company is also testing new sales and marketing programs and studio work processes, implementing new performance management systems in the field, integrating back-office / support functions, and driving additional operating efficiencies in production and studio labor management. The Company expects to transfer most remaining PictureMe Portrait Studio operations to the Company’s existing support platform during fiscal 2008, plans to convert all of its U.S. studios to digital technology prior to the 2008 holiday selling season and plans to convert substantially all of its Canadian and Mexican studios to digital technology by the end of fiscal 2008.

RESULTS OF OPERATIONS

A summary of consolidated results of operations and key statistics follows:

thousands, except per share data	12 Weeks Ended
	April 26, 2008	April 28, 2007

Net sales	$103,443	$57,761

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	10,492	5,018
Selling, general and administrative expenses	83,910	45,231
Depreciation and amortization	7,512	3,413
Other charges and impairments	794	29
	102,708	53,691
Earnings from operations	735	4,070

Interest expense	1,521	414
Interest income	362	306
Other income (expense), net	6	(48)

(Loss) earnings before income tax (benefit) expense	(418)	3,914
Income tax (benefit) expense	(162)	1,359

NET (LOSS) EARNINGS	$(256)	$2,555
Net (loss) earnings per share - diluted	$(0.04)	$0.40

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

Deferred Revenue and Undelivered Receivables

Prior to the acquisition, the deferred revenue related to the PCA Acquisition was $10.0 million. The purchase accounting adjustment to reflect the deferred revenue balance at its fair value was $9.0 million, which resulted in a beginning deferred revenue balance related to the PCA Acquisition on June 8, 2007 of $964,000.  This adjustment had the effect of reducing revenue in periods subsequent to the acquisition.  This adjustment had no material impact on first quarter results in 2008 or 2007.

Depreciation

As a result of the purchase accounting associated with the PCA Acquisition, fixed assets were recorded at approximately $36.8 million. The initial annual depreciation for PCA assets is approximately $19.3 million.

Amortization of Acquired Intangible Assets

As a result of the purchase accounting associated with the PCA Acquisition, $47.0 million was allocated to intangible assets related to the host agreements with Wal-Mart ($44.0 million) and the customer lists ($3.0 million) pursuant to a valuation.   The host agreements with Wal-Mart and the customer lists are being amortized over their useful lives.  This results in higher expense in depreciation and amortization expense relative to intangible assets.  The initial annual amortization is approximately $3.7 million.  Additionally, $16.9 million was allocated to goodwill.

Acquisition Related Interest Expense

To fund the PCA Acquisition, we entered into the Second Amended and Restated Credit Agreement, which provides for a $115.0 million term loan and a $40.0 million revolving credit facility.  Outstanding long-term debt at the date of the PCA Acquisition increased from $16.7 million to $115.0 million.  This refinancing results in higher interest expense when compared to the Company’s historical financial statements prior to the acquisition.

12 weeks ended April 26, 2008 compared to 12 weeks ended April 28, 2007

The Company reported a loss per share of $(0.04) for the 12-week first quarter ended April 26, 2008 compared to earnings per share of $0.40 per diluted share reported in the comparable quarter of fiscal 2007. Net loss for the first quarter 2008 was ($256,000) versus reported income of $2.6 million in the corresponding prior year period.  Current quarter results were significantly impacted by ongoing transitional expenses associated with PictureMe Portrait Studios brand ("PMPS") that was acquired in June 2007.

Net sales totaled $103.4 million and $57.8 million in the first quarter of fiscal 2008 and 2007, respectively.

●
Net sales for the first quarter of 2008 increased $45.6 million or 79.1% to $ 103.4 million from the $57.8 million reported in the first quarter of 2007 as a result of the inclusion of net sales of $50.3 million attributable to the Company’s PMPS brand.

SPS net sales for the first quarter of 2008 decreased $4.7 million or 8.0% to $53.1 million from the $57.8 million reported in the first quarter of 2007.  The 2008 first quarter SPS sales performance was the result of a 10.2% decline in sittings, partially offset by a 2.6% increase in average sale per customer sitting.  The Sears Portrait Studio brand is experiencing lower customer response to its direct marketing programs and significantly reduced same-day business.  PMPS reported $50.3 million in sales for the fiscal 2008 first quarter which represents an approximate 12% decrease in same store sales versus the comparable period of the prior year (such results not reported in the Company’s historical results).  This sales performance resulted from an approximate 25% decline in sittings, offset by an approximate 17% increase in average sale per customer sitting.    The Company believes that the comparison of year-over-year PMPS same store sales was significantly affected by prior year efforts to launch the PMPS brand through discounted offers.

The Company believes that both brands’ initial first quarter results were negatively impacted by the timing of Easter, a seasonally important time for portraiture sales, which fell two weeks earlier in 2008 than in 2007.  Historically, earlier Easters translate into lower sales due to their closer proximity to the preceding Christmas holiday season during which customers are most portrait-active.  The Company also believes the results reflect a challenging economic environment including a substantial rise in gasoline and food prices which is affecting discretionary purchases such as portraiture.

Costs and expenses were $102.7 million in the first quarter of 2008, compared with $53.7 million in the comparable prior year period.

●
Cost of sales, excluding depreciation and amortization expense, was $10.5 million in the first quarter of 2008 compared with $5.0 million in the comparable prior year period.   The increase in cost of sales is attributable to the inclusion of PMPS cost of sales in the first quarter of 2008, partially offset by decreased production costs resulting from lower overall manufacturing production levels, additional gains in manufacturing productivity and an improved product mix.

Selling, general and administrative (“SG&A”) expenses were $83.9 million and $45.2 million for first quarter of 2008 and 2007, respectively.  The increase in first quarter 2008 SG&A costs is attributable to the inclusion of PMPS’s costs.  Additionally, expense increased due to $1.2 million of digital training and travel related to the conversion of PMPS studios during the quarter and a 2007 non-recurring reduction of approximately $838,000 attributable to a change in the Company’s vacation and sick pay. These increases were partially offset by decreased advertising spending and lower studio employment costs.  Reduced host sales commissions, partially offset by an accrual for contingent commissions due to Sears as a result of the PMPS acquisition, also resulted in lower SG&A cost for the quarter as compared to the prior year.

●
Depreciation and amortization was $7.5 million in the first quarter of 2008, compared to $3.4 million in the comparable quarter of 2007.  This increase is attributable to the inclusion in the first quarter of 2008 of depreciation and amortization related to the PMPS brand and includes $664,000 of amortization of intangible assets resulting from the PMPS acquisition.

●
Other charges and impairments reflect costs incurred from strategic actions implemented by the Company to restructure its operations, costs that are unpredictable and atypical of the Company’s operations and additional charges due to asset impairments.  In the first quarter of 2008 and 2007, the Company recognized $794,000 and $29,000, respectively, in other charges and impairments.  Expense in 2008 primarily represents costs associated with the PMPS Acquisition, which include severance costs, severance accruals and other integration-related costs relative to the PMPS Acquisition.

●
Interest expense was $1.5 million in the first quarter of 2008 compared to $414,000 in the comparable period of the prior year.  The increase in interest expense is primarily the result of higher average borrowings after the refinancing of the credit agreement as discussed in Note 7 as well as slightly higher interest rates and increased fees for letters of credit.  This was partially offset by an adjustment to the fair value of an interest rate swap agreement decreased interest expense by $605,000.

●
Interest income was $362,000 in the first quarter of 2008 compared to $306,000 in the first quarter of 2007.  This increase is primarily attributable to higher invested balances in 2008 as compared to 2007, the result of higher net receipts due to the PCA acquisition of June 2007.

●
Income tax benefit was $162,000 in the first quarter of 2008 as compared to $1.4 million expense in the first quarter of 2007.  The resulting effective tax rates were 38.7% in 2008 and 34.7% in 2007.  The increase in the effective tax rate in 2008 is attributable to the fact that 2007 experienced higher Federal employment tax credits as a result of the PCA Acqusition.

●	Other income was $6,000 in the first quarter of 2008 as compared to an expense of $48,000 in comparable prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of the Company’s cash flows for first quarter of 2008 and 2007:

thousands	12 Weeks Ended
	April 26, 2008	April 28, 2007
Net cash (used in) provided by:
Operating activities	$(2,994)	$5,572
Financing activities	(1,489)	(1,562)
Investing activities	(11,300)	(700)
Effect of exchange rate changes on cash	(62)	72

Net increase (decrease) in cash	$(15,845)	$3,382

Net Cash Provided By (Used In) Operating Activities

Net cash used in operating activities was $3.0 million during the first twelve weeks of 2008 compared to net cash provided of $5.6 million in the comparable period of 2007.  Cash flows in the first quarter of 2008 decreased from the first quarter of 2007 levels primarily due to the timing of payments related to changes in various balance sheet accounts totaling $1.1 million, $3.5 million related to a change in the payment schedule for Wal-Mart commissions per the related contract, $1.2 million for digital training and travel related to the ongoing conversion, increased spending for interest cost ($1.5 million), contributions to the pension plan ($464,000), increased tax payments ($449,000) and  severance and integration-related costs associated with the acquisition of PCA ($340,000).

Net Cash Used In Financing Activities

Net cash used in financing activities was $1.5 million in the first quarter of 2008 compared to $1.6 million in the comparable prior year period.  The decrease in cash used in the first quarter of 2008 was due to the buy-back of employee shares to satisfy personal tax liabilities upon vesting, which decreased to $175,000 in 2008 from $547,000 in 2007.   This was partially offset by a debt repayment in 2008 of  $288,000 that did not occur in 2007.

At April 26, 2008, the Company had $114 million outstanding under its existing Credit Agreement.  The Company was in compliance with all the covenants under its Credit Agreement as of April 26, 2008.

Net Cash Used In Investing Activities

Net cash used in investing activities was $11.3 million during the first quarter of 2008 as compared to $700,000 during the first quarter of 2007.  This was primarily attributable to increased capital expenditures in the first quarter of 2008 as compared to the first quarter of 2007 due to the ongoing digital conversion of the PictureMe Portrait Studios and an investment in certain assets to facilitate the transition resulting from the PCA Acquisition.

Off-Balance Sheet Arrangements

Other than stand-by letters of credit to support various self-insurance programs and the ongoing guarantee of certain operating real estate leases of Prints Plus, both of which are more fully discussed in the following Contingencies section, the Company has no additional off-balance sheet arrangements.

Contingencies

Standby Letters of Credit

As of April 26, 2008, the Company had outstanding standby letters of credit in the principal amount of $21.5 million primarily used in conjunction with the Company’s self-insurance programs.

Contingent Commission Payments

The Company, upon certain conditions, could be required to provide Sears with certain commission adjustments (the “Contingent Payments”) through 2008, the remaining term of the current U.S. agreement. The Contingent Payments are triggered only if the Company operates more than 24 domestic non-Sears portrait studios and the rate of growth in total contractual commissions paid to Sears by the Company under the pre-existing agreement does not exceed levels specified in the agreement. If both of the above mentioned conditions occur, the Contingent Payments are determined by a formula included in the agreement. However, in no event shall such payments exceed $2.5 million annually or $7.5 million cumulatively through 2008, the remaining term of the current agreement. As a result of the addition of the PictureMe Portrait Studios in 2007, this provision applies and a pro rata portion of the related commission adjustments have been accrued in the first quarter 2008 consolidated financial statements.

Contingent Lease Obligations

In July 2001, the Company announced the completion of the sale of its Wall Décor segment, which included the ongoing guarantee of certain operating real estate leases of Prints Plus.  As of April 26, 2008, the maximum future obligation to the Company under its guarantee of remaining leases is approximately $1.0 million.  To recognize the risk associated with these leases based upon the Company’s past experience with renegotiating lease obligations and the management’s evaluation of remaining lease liabilities, the Company has recorded lease obligation reserves totaling approximately $744,000 at April 26, 2008.  Based on the status of remaining leases, the Company believes that the $744,000 reserve is adequate to cover the potential losses to be realized under the Company’s remaining operating lease guarantees.

Liquidity

Cash flows from operations, cash and cash equivalents and the seasonal borrowing capacity under the revolving portion of the Company’s Credit Agreement, represent expected sources of funds in 2008 to meet the Company’s obligations and commitments, including debt service, annual dividends to shareholders, planned capital expenditures which are estimated not to exceed $37.5 million for fiscal 2008 and normal operating needs.

ACCOUNTING PRONOUNCEMENTS AND POLICIES

Adoption of New Accounting Standards

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (SFAS No. 161), an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS No. 133).  The statement requires enhanced disclosures that expand the disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities.  It will require more robust qualitative disclosures and expanded quantitative disclosures.  This statement will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  It is expected that this statement will not have a material effect on our financial statements.

In December 2007, the FASB issued SFAS No. 141R.  This statement requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires additional disclosures by the acquirer.  Under this statement, all business combinations will be accounted for by applying the acquisition method.  SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of adoption of SFAS No. 141R on its consolidated financial statements. However, the Company does not expect the adoption of SFAS No. 141R to have a material effect on its consolidated financial statements.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  The Statement permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value.  Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date.  SFAS No. 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value.  This statement is effective for fiscal years beginning after November 15, 2007.  SFAS No. 159 did not have a material impact on the financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurement.  SFAS No. 157 does not require any new fair value measurement.  SFAS No. 157 requires prospective application for fiscal years beginning after November 15, 2007.  SFAS No. 157 did not have a material impact on the financial statements.

Application of Critical Accounting Policies

The Company’s significant accounting policies are discussed in the Notes to the Consolidated Financial Statements that are included in the Company’s 2007 Annual Report on Form 10-K that is filed with the Securities and Exchange Commission.  In most cases, the accounting policies utilized by the Company are the only ones permissible under Generally Accepted Accounting Principles for businesses in our industry.  However, the application of certain of these policies requires significant   judgments or a complex estimation process that can affect the results of operations and financial position of the Company, as well as the related footnote disclosures.  The Company bases its estimates on historical experience and other assumptions that it believes are reasonable.  If actual amounts are ultimately different from previous estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known.  The accounting policies and estimates that can have a significant impact on the operating results, financial position and footnote disclosures of the Company are described in the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2007 Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The statements contained in this report, and in particular in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995, and involve risks and uncertainties.  Management wishes to caution the reader that these forward-looking statements, such as the Company’s outlook for portrait studios, future cash requirements, compliance with debt covenants, valuation allowances, reserves for charges and impairments and capital expenditures, are only predictions or expectations; actual events or results may differ materially as a result of risks facing the Company.  Such risks include, but are not limited to: the Company’s dependence on Sears and Wal-Mart, the approval of our business practices and operations by Sears and Wal-Mart, the termination, breach or increase of the Company’s expenses by Sears or Wal-Mart under our license agreements, customer demand for the Company’s products and services, manufacturing interruptions, dependence on certain suppliers, competition, dependence on key personnel, fluctuations in operating results, a significant increase in piracy of the Company’s photographs, widespread equipment failure, compliance with debt covenants, increased debt level due to the acquisition of Portrait Corporation of America, Inc. (“PCA”), the ability to successfully integrate the PCA Acquisition, implementation of marketing and operating strategies and other risks as may be described in the Company’s filings with the Securities and Exchange Commission, including its Form 10-K for the year ended February 2, 2008.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” included in the Company’s 2007 Annual Report on Form 10-K that is filed with the Securities and Exchange Commission.  The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign exchange rates and are minimal.  At April 26, 2008, the Company’s debt obligations have floating interest rates, however, the swap agreement discussed below has effectively fixed the rate on $57.5 million of the debt.    The impact of a 1% change in interest rates affecting the Company’s debt would increase or decrease interest expense by approximately $566,000.  The Company’s exposure to changes in foreign exchange rates relative to the Canadian operations is minimal, as Canadian operations constitute only 16.8% of the Company’s total assets and 10.8% of the Company’s total sales as of and for the twelve weeks ended April 26, 2008. The Company’s exposure to changes in foreign exchange rates relative to the Mexican operations is minimal, as Mexican operations constitute 2.3% of the Company’s total assets and 2.4% of the Company’s total sales as of and for the twelve weeks ended April 26, 2008.

The Company has an interest rate swap to reduce exposure to market risk from changes in interest rates by swapping an unknown variable interest rate for a fixed rate.  This swap agreement has not been designated as a hedge as it has not been determined that it qualifies for cash flow hedge accounting.  The principal objective of this contract is to minimize the risks and/or costs associated with the Company’s variable rate debt.  Gains and losses are recognized in the statement of operations as interest expense throughout the interest period.  The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to this financial instrument; however, the counterparty to this agreement is a major financial institution, and the risk of loss due to nonperformance is considered by management to be minimal.  The Company does not hold or issue interest rate swaps for trading purposes.  The following is a summary of the economic terms of the agreement at April 26, 2008:

Notional amount	$57,500,000

Fixed rate paid	4.97%

Variable rate received	5.69%

Effective date	September 17, 2007

Expiration date	September 17, 2010

Item 4.                      Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 26, 2008.  Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information is required to be disclosed by the Company  in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  They have also determined in their evaluation that there was no change in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to affect the Company’s internal control over financial reporting except for that discussed below.

In the Company’s 10-K report issued May 8, 2008, the Company’s management concluded that the Company’s disclosure controls and procedures were not effective as of February 2, 2008 because of  material weaknesses in internal control over financial reporting as described below.

Controls Over the Accounting for Income Taxes - The Company’s reconciliation controls over tax depreciation amounts, which include the timely resolution of reconciling items between the Company’s tax returns, the Company’s tax depreciation records, and the calculations of deferred taxes and income tax expense, were ineffective.  Further, management did not have monitoring controls in place to ensure those reconciliation controls were designed and operating effectively.  As a result, the Company had a material misstatement to income tax expense in its previously issued consolidated financial statements for the fifty-two weeks ended February 4, 2006. Accordingly, the Company’s previously issued consolidated financial statements as of and for the fifty-two weeks ended February 4, 2006 were restated.

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

Controls Over the Accounting for Advertising Costs – The Company did not have policies and procedures in place to verify the accuracy of the information included within the Company’s advertising accrual analysis, which is used to record both the initial advertising accruals and subsequent adjustments to these accruals related to ongoing advertising programs. In addition, effective management review of subsequent adjustments to the initial accrual was not performed.  Further, management did not have monitoring controls in place to ensure that appropriate policies and procedures relative to such accruals were designed and operating effectively. A material misstatement resulting from this material weakness was identified in the Company's preliminary consolidated financial statements as of and for the year ended February 2, 2008 which was corrected prior to the issuance of the Company’s consolidated financial statements.

In the Company’s 10-K, management also reported it would remediate those weaknesses through the following:

●
Implementing effective controls over tax depreciation amounts, which include the timely resolution of reconciling items between the Company’s tax returns, the Company’s tax depreciation records, and the calculations of deferred taxes and income tax expense.

●	Establishing management monitoring controls to ensure those reconciliation controls are designed and operating effectively.
●	Establishing policies and procedures to ensure the fair value of the interest rate swap is properly determined and recorded.
●	Establishing management monitoring controls to policies and procedures over determining and recording of the interest rate swap is designed and operating effectively.
●	Establishing policies and procedures to ensure the accrual for unpaid advertising costs is properly determined and recorded.
●	Establishing management monitoring controls for policies and procedures over the determination and recording of the advertising accrual to ensure controls are designed and operating effectively.

We are in the process of remediating the material weaknesses as of April 26, 2008.

PART II.    OTHER INFORMATION

Item 6.                 Exhibits

Exhibits:    An Exhibit index has been filed as part of this Report on Page E-1.

CPI CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI CORP. (Registrant)

By:	/s/Dale Heins
Dale Heins
Senior Vice President, Finance and
Chief Financial Officer (Principal Financial Officer)

By:	/s/Rose O'Brien
Rose O'Brien
Vice President, Corporate Controller
(Principal Accounting Officer)

Date: June 3, 2008

CPI CORP.
E-1
EXHIBIT INDEX

11.1	Computation of Per Share (Loss) Earnings - Diluted - for the 12 weeks ended April 26, 2008 and April 28, 2007.

11.2	Computation of Per Share (Loss) Earnings - Basic - for the 12 weeks ended April 26, 2008 and April 28, 2007.

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934 by the Chief Executive Officer.

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934 by the Chief Financial Officer.

32.0	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and the Chief Financial Officer.