Form 10-Q
period 2008-07-19
CPI CORP
filed 2008-08-27
CIK 25354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 19, 2008
or
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
Large accelerated filer Accelerated filer Non-accelerated filer Smaller reporting company	☐ ☒ ☐ ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐ Yes	☒ No

The number of shares outstanding of each of the registrant’s classes of Common Stock, as of August 25, 2008 was:  Common Stock, par value $.40 - 6,474,540.

CPI CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
12 and 24 Weeks Ended July 19, 2008

			Page

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Interim Condensed Consolidated Balance Sheets
		July 19, 2008 (Unaudited) and February 2, 2008	1

		Interim Condensed Consolidated Statements of Operations (Unaudited)
		12 and 24 Weeks Ended July 19, 2008 and July 21, 2007 (Restated)	3

		Interim Condensed Consolidated Statement of Changes in Stockholders'
		Equity (Unaudited) 24 Weeks Ended July 19, 2008	4

		Interim Condensed Consolidated Statements of Cash Flow (Unaudited)
		24 Weeks Ended July 19, 2008 and July 21, 2007 (Restated)	5

		Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	7

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results
		of Operations	16

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

	Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

	Item 4.	Submission of Matters to a Vote of Security Holders	26
	Item 6.	Exhibits	26

SIGNATURES			27

EXHIBIT INDEX			28

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

CPI CORP.
Interim Condensed Consolidated Balance Sheets – Assets

thousands	July 19, 2008	February 2, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,277	$59,177
Accounts receivable:
Trade	7,532	7,469
Other	1,851	4,030
Inventories	11,528	14,296
Prepaid expenses and other current assets	6,529	5,174
Deferred tax assets	5,204	2,673

Total current assets	51,921	92,819

Property and equipment:
Land	5,065	5,065
Building improvements	34,666	34,666
Leasehold improvements	8,164	5,426
Photographic, sales and manufacturing equipment	183,629	166,404
Total	231,524	211,561
Less accumulated depreciation and amortization	164,300	155,281
Property and equipment, net	67,224	56,280
Other investments - supplemental retirement plan	3,455	3,508
Goodwill	21,853	18,049
Intangible assets, net	43,093	44,907
Deferred tax assets	13,242	14,439
Other assets	6,712	6,515

TOTAL ASSETS	$207,500	$236,517

See accompanying footnotes to the condensed consolidated financial statements.

CPI CORP.
Interim Condensed Consolidated Balance Sheets – Liabilities and Stockholders’ Equity
thousands, except share and per share data	July 19, 2008	February 2, 2008
	(Unaudited)
LIABILITIES
Current liabilities:
Current maturities of long-term debt	$1,150	$8,697
Accounts payable	10,556	14,369
Accrued employment costs	10,102	10,330
Customer deposit liability	18,334	21,255
Income taxes payable	-	387
Sales taxes payable	3,264	4,884
Accrued advertising expenses	1,455	1,266
Accrued expenses and other liabilities	16,137	21,863

Total current liabilities	60,998	83,051

Long-term debt, less current maturities	102,798	103,022
Accrued pension plan obligations	9,918	10,490
Supplemental retirement plan obligations	3,485	3,437
Other liabilities	18,868	19,543

Total liabilities	196,067	219,543

CONTINGENCIES (see Note 11)

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized; no shares outstanding	-	-
Preferred stock, Series A, no par value, 200,000 shares authorized; no shares
outstanding	-	-
Common stock, $0.40 par value, 50,000,000 shares authorized; 17,069,859 and 17,028,315
shares outstanding at July 19, 2008 and February 2, 2008, respectively	6,828	6,811
Additional paid-in capital	27,902	27,872
Retained earnings	216,518	222,435
Accumulated other comprehensive loss	(6,946)	(6,725)
	244,302	250,393
Treasury stock - at cost, 10,595,319 and 10,619,728 at July 19, 2008 and
February 2, 2008, respectively	(232,869)	(233,419)

Total stockholders' equity	11,433	16,974

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$207,500	$236,517

See accompanying footnotes to the condensed consolidated financial statements.

CPI CORP.
Interim Condensed Consolidated Statements of Operations
(Unaudited)

thousands, except share and per share data	12 Weeks Ended		24 Weeks Ended
	July 19, 2008	July 21, 2007	July 19, 2008	July 21, 2007
		(Restated)		(Restated)

Net sales	$89,630	$68,103	$193,074	$125,864

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	8,495	7,982	18,987	13,000
Selling, general and administrative expenses	79,853	58,315	163,764	103,514
Depreciation and amortization	5,585	6,177	13,096	9,590
Other charges and impairments	318	1,417	1,112	1,445
	94,251	73,891	196,959	127,549

Loss from operations	(4,621)	(5,788)	(3,885)	(1,685)

Interest expense	1,366	1,561	2,887	2,008
Interest income	118	411	480	716
Other income (expense), net	(2)	52	3	4

Loss before income tax benefit	(5,871)	(6,886)	(6,289)	(2,973)
Income tax benefit	2,270	2,390	2,432	1,032

Net loss from continuing operations	(3,601)	(4,496)	(3,857)	(1,941)

Net loss from discontinued operations	-	(105)	-	(105)

NET LOSS	$(3,601)	$(4,601)	$(3,857)	$(2,046)

NET LOSS PER COMMON SHARE

Net loss per share from continuing operations - diluted	$(0.56)	$(0.70)	$(0.60)	$(0.30)
Net loss per share from discontinued operations - diluted	$-	$(0.02)	$-	$(0.02)
Net loss per share - diluted	$(0.56)	$(0.72)	$(0.60)	$(0.32)

Net loss per share from continuing operations - basic	$(0.56)	$(0.70)	$(0.60)	$(0.30)
Net loss per share from discontinued operations - basic	$-	$(0.02)	$-	$(0.02)
Net loss per share - basic	$(0.56)	$(0.72)	$(0.60)	$(0.32)

Dividends per share	$0.16	$0.16	$0.32	$0.32

Weighted average number of common and common equivalent
shares outstanding - diluted	6,468,062	6,386,115	6,459,256	6,374,780

Weighted average number of common and common equivalent
shares outstanding - basic	6,468,062	6,386,115	6,459,256	6,374,780

See accompanying footnotes to the condensed consolidated financial statements.

CPI CORP.
Interim Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

Twenty-four weeks ended July 19, 2008

thousands, except share and per share data				Accumulated
		Additional		other	Treasury
	Common	paid-in	Retained	comprehensive	stock,
	stock	capital	earnings	loss	at cost	Total

Balance at February 2, 2008	$6,811	$27,872	$222,435	$(6,725)	$(233,419)	$16,974

Net loss	-	-	(3,857)	-	-	(3,857)
Total other comprehensive loss	-	-	-	(221)	-	(221)

Total comprehensive loss						(4,078)
Surrender of employee shares to satisfy personal tax
liabilities upon vesting (8,596 shares)	-	-	-	-	(175)	(175)
Issuance of common stock to employee benefit plans and
restricted stock awards (74,549 shares)	17	(220)	-	-	725	522
Stock-based compensation recognized	-	250	-	-	-	250
Dividends ($0.32 per common share)	-	-	(2,060)	-	-	(2,060)

Balance at July 19, 2008	$6,828	$27,902	$216,518	$(6,946)	$(232,869)	$11,433

See accompanying footnotes to the condensed consolidated financial statements.

CPI CORP.
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

thousands	24 Weeks Ended
	July 19, 2008	July 21, 2007
		(Restated)
Reconciliation of net loss to cash flows (used in) provided by operating activities:

Net loss	$(3,857)	$(2,046)

Adjustments for items not requiring (providing) cash:
Depreciation and amortization	13,096	9,590
Loss from discontinued operations	-	105
Stock-based compensation expense	250	557
Loss on disposition of property and equipment	487	17
(Gain) loss on sale of assets held for sale	(2)	60
Deferred income tax provision	(2,719)	(389)
Pension, supplemental retirement plan and profit sharing expense	995	1,143
Other	307	249

Increase (decrease) in cash flow from operating assets and liabilities:
Accounts receivable	2,318	(808)
Inventories	2,772	756
Prepaid expenses and other current assets	(1,141)	(299)
Accounts payable	(3,959)	3,007
Contribution to pension plan	(928)	(771)
Supplemental retirement plan payments	(69)	(120)
Accrued expenses and other liabilities	(8,452)	(6,750)
Income taxes payable	(692)	(1,305)
Deferred revenues and related costs	(2,787)	5,058
Other	(569)	250

Cash flows (used in) provided by operations	(4,950)	8,304

Cash flows used in discontinued operations	-	(105)

Cash flows (used in) provided by operating activities	$(4,950)	$8,199

See accompanying footnotes to the condensed consolidated financial statements.

CPI CORP.
Interim Condensed Consolidated Statements of Cash Flows (…continued)
(Unaudited)

thousands	24 Weeks Ended
	July 19, 2008	July 21, 2007
		(Restated)

Cash flows (used in) provided by operating activities	$(4,950)	$8,199

Cash flows (used in) provided by financing activities:
Repayment of long-term debt	(8,122)	(16,666)
Proceeds from long-term borrowings	-	115,000
Release of restricted cash	-	1,000
Payment of debt issuance costs	-	(2,646)
Surrender of employee shares to satisfy personal tax liability upon vesting	(175)	(547)
Cash dividends	(2,060)	(2,037)
Other	45	-
Cash flows (used in) provided by financing activities	(10,312)	94,104

Cash flows (used in) provided by investing activities:
Additions to property and equipment	(24,990)	(3,615)
Proceeds from sale of assets held for sale	2	65
Adjustments (payments) related to the acquisition of certain
net assets of Portrait Corporation of America, Inc.	147	(82,596)
Increase in assets held by Rabbi Trust	(30)	(88)
Proceeds from Rabbi Trust used for supplemental retirement plan payments	83	124
Cash flows used in investing activities	(24,788)	(86,110)

Effect of exchange rate changes on cash and cash equivalents	150	154

Net (decrease) increase in cash and cash equivalents	(39,900)	16,347

Cash and cash equivalents at beginning of period	59,177	26,294

Cash and cash equivalents at end of period	$19,277	$42,641

Supplemental cash flow information:
Interest paid	$3,866	$1,716

Income taxes paid	$949	$828

Supplemental non-cash financing activities:
Issuance of treasury stock under the employee Profit Sharing Plan	$521	$442

Issuance of restricted stock to employees and directors	$756	$1,644

See accompanying footnotes to the condensed consolidated financial statements.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 -	DESCRIPTION OF BUSINESS AND INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CPI Corp. (the “Company”) operates 3,061 professional portrait studios as of July 19, 2008 throughout the United States, Canada, Puerto Rico and Mexico, principally under license agreements with Sears, Roebuck and Co. ("Sears") and lease agreements with Wal-Mart Stores, Inc. (“Wal-Mart”).  The Company also operates searsphotos.com, a vehicle for the Company’s customers to archive, share portraits via email and order additional portraits and products.

The Interim Condensed Consolidated Balance Sheet as of July 19, 2008, the related Interim Condensed Consolidated Statements of Operations for the 12 and 24 weeks ended July 19, 2008 and July 21, 2007 (Restated), the Interim Condensed Consolidated Statement of Changes in Stockholders’ Equity for the 24 weeks ended July 19, 2008 and the Interim Condensed Consolidated Statements of Cash Flows for the 24 weeks ended July 19, 2008 and July 21, 2007 (Restated), are unaudited.  The interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the CPI Corp. 2007 Annual Report on Form 10-K for its fiscal year ended February 2, 2008.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”), an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”).  The statement requires enhanced disclosures that expand the disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities.  It will require more robust qualitative disclosures and expanded quantitative disclosures.  This statement will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  It is expected that this statement will not have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” (“SFAS No. 141R”).  This statement requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires additional disclosures by the acquirer.  Under this statement, all business combinations will be accounted for by applying the acquisition method.  SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the potential impact of adoption of SFAS No. 141R on its consolidated financial statements.  However, the Company does not expect the adoption of SFAS No. 141R to have a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS No. 115”)” (“SFAS No. 159”).  The Statement permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value.  Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date.  SFAS No. 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value.  This statement became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company has adopted SFAS No. 159, however, has elected not to designate any financial instruments to be subject to the fair value option.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”).  This statement did not require any new fair value measurements, but rather, it provided enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The changes to current practice resulting from the application of this statement related to the definition of fair value, the methods used to estimate fair value, and the requirement for expanded disclosures about estimates of fair value. This statement became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The effective date for this statement for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, has been delayed by one year.  The Company adopted the provisions of SFAS No. 157 related to financial assets and financial liabilities on February 3, 2008.  The partial adoption of this statement did not have a material impact on the Company’s financial statements. It is expected that the remaining provisions of this statement will not have a material effect on the Company’s financial statements.

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

Assets and liabilities recorded at fair value in the condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

Determining which hierarchical level an asset or liability falls within requires significant judgment.  The Company evaluates its hierarchy disclosures each quarter.  The following table summarizes the financial instruments measured at fair value in the Condensed Consolidated Balance Sheet as of July 19, 2008:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Short-term investments (1)	$-	$13.4	$-	$13.4
Liabilities
Interest rate swap (2)	$-	$1.7	$-	$1.7

(1)
The Company classified its marketable securities as cash, which is reported at fair market value, using the “market approach” valuation technique, which uses prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities.

(2)
The total fair value of the interest rate swap is included in Other Liabilities as of July 19, 2008.  This financial instrument was valued using the “income approach” valuation technique.  This method used valuation techniques to convert future amounts to a single present amount.  The measurement was based on the value indicated by current market expectations about those future amounts.  The Company uses its interest rate swap as a means of managing interest rates on its outstanding fixed-rate debt obligations.  During the first half of 2008 a $1.2 million decrease in the fair value was recorded on the interest rate swap, reducing interest expense.

The Company also uses fair value measurements when it periodically evaluates the recoverability of goodwill, acquired intangible assets and long-lived assets.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

SFAS No. 157 requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis.  As of July 19, 2008, no assets or liabilities were measured at fair value on a nonrecurring basis.

NOTE 3 -	BUSINESS ACQUISITION

On June 8, 2007, the Company completed its acquisition of substantially all of the assets (the “Assets”) of Portrait Corporation of America (“PCA”) and certain of its affiliates (collectively, the “Sellers”) and assumed certain liabilities of PCA (the “PCA Acquisition”). The PCA Acquisition was made pursuant to the Purchase and Sale Agreement (the “Purchase Agreement”) dated as of May 1, 2007 by and among the Sellers and the Company, as thereafter amended.  The Company paid $82.5 million in cash, assumed certain liabilities and replaced certain letters of credit outstanding under PCA’s credit facilities maintained in bankruptcy.  Additionally, fees related to the transaction totaled $1.5 million.  The Company financed the PCA Acquisition with bank borrowings and amended its existing credit facility in connection with the closing of the Transaction.

The operations acquired in the PCA Acquisition are operating within CPI Corp. as the PictureMe Portrait Studio brand (“PMPS brand”).  For purposes of this report, the PMPS brand includes all studios operating under Wal-Mart agreements; those in the U.S. are operating as PictureMe Portrait Studios™ and the remainder as Wal-Mart Portrait Studios.  PictureMe Portrait Studio is the sole operator of portrait studios in Wal-Mart stores and supercenters in the U.S., Canada and Mexico.  As of July 19, 2008, PictureMe Portrait Studios operated 2,028 studios worldwide, including 1,657 in the U.S. and Puerto Rico, 254 in Canada and 117 in Mexico.

The PCA Acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations,” (“SFAS No. 141”) and, accordingly, the results have been included in the Company’s results of operations from the date of acquisition.  The purchase price was preliminarily allocated based on fair value of the specific tangible and intangible assets acquired and liabilities assumed at the time of the acquisition pursuant to a valuation.  The excess of the total purchase price over the fair value of the assets acquired and liabilities assumed at closing was recorded as goodwill.  Matters outstanding in the first quarter of 2008 included resolution of certain receivables from the PCA estate trustee, which were resolved in the second quarter of 2008 and have been recorded as purchase accounting adjustments as appropriate.  Currently, a receivable from the estate is recorded in the amount of $1.4 million, which primarily represents credit card receipts subsequent to the purchase, amounts related to general liability coverage and insurance loss funds related to workers compensation coverage.  The Company has completed its assessment of the acquisition and the allocation of the purchase price, as shown in the table below.

The following table summarizes the fair values of the assets acquired and liabilities assumed at June 8, 2007 (in thousands):

Current assets	$10,448
Property and equipment	34,986
Goodwill	21,227
Intangibles	46,779
Other assets	6,762
Total assets acquired	$120,202

Current liabilities assumed	(27,666)
Long-term liabilities assumed	(8,606)

Total allocated purchase price	$83,930

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

The following unaudited pro forma summary presents the Company’s revenue, net income, basic earnings per share and diluted earnings per share as if the PCA Acquisition had occurred on the first day of each period presented (in thousands, except per share data):

	Second Quarter		First Half
	2008	2007	2008	2007
		(Restated)		(Restated)
Revenue	$81,431	$90,397	$184,829	$208,646

Net loss	$(8,539)	$(12,926)	$(6,876)	$(16,844)

Basic loss per common share	(1.32)	(2.02)	(1.06)	(2.64)

Diluted loss per common share	(1.32)	(2.02)	(1.06)	(2.64)

Pro forma adjustments have been made to reflect depreciation and amortization using asset values recognized after applying purchase accounting adjustments.  Pro forma results include non-recurring charges from pre-acquisition PCA of $1.2 million for the second quarter 2007 and $2.9 million for the first half 2007, net of tax.  Such charges related to restructuring charges that were incurred by PCA prior to acquisition.

This pro forma information is presented for informational purposes only and is not necessarily indicative of actual results had the acquisition been effected at the beginning of the respective periods presented, and is not necessarily indicative of future results.

NOTE 4 -	DISCONTINUED OPERATIONS

During the second quarter of 2007, the Company exited its United Kingdom five-studio operation, which was acquired in conjunction with the PCA Acquisition, and classified the respective sales and operating results as discontinued.  Sales and operating results for the former UK operations included in discontinued operations for the second quarter 2007 are presented in the following table:

thousands

Discontinued operations:

Net sales	$62

Operating loss	$(105)
Tax benefit	-

Net loss from discontinued operations	$(105)

The net loss consists of costs to operate the business in the second quarter of 2007.  The sale of the UK operations occurred in the third quarter of 2007.

NOTE 5 -	INVENTORIES

Inventories consist of:

thousands	July 19, 2008	February 2, 2008

Raw materials - paper and chemicals	$3,465	$4,902
Portraits in process	2,162	2,244
Finished portraits pending delivery	762	1,187
Frames and accessories	516	634
Studio supplies	2,955	3,636
Equipment repair parts and supplies	1,175	1,246
Other	493	447

Total	$11,528	$14,296

These balances are net of obsolescence reserves totaling $110,000 and $ 277,000 at July 19, 2008 and February 2, 2008, respectively.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

NOTE 6 -	GOODWILL AND INTANGIBLE ASSETS

In connection with the PCA Acquisition, the Company acquired goodwill. This asset was recorded in accordance with SFAS No. 141.   In accordance with SFAS No. 141, goodwill is not amortized and instead is periodically evaluated for impairment.  There were no impairment charges in the periods presented.  The goodwill is expected to be fully deductible for tax purposes over 15 years.  The following table summarizes the Company’s goodwill:

thousands	July 19, 2008	February 2, 2008

PCA acquisition	$21,227	$17,338

Goodwill from prior acquisitions	512	512

Translation impact on foreign balances	114	199
	$21,853	$18,049

The increase in goodwill from February 2, 2008 to July 19, 2008, in relation to the PCA Acquisition, is primarily due to corrections in the valuation of certain fixed assets acquired and deferred tax assets recorded in conjunction with the PCA Acquisition.

Also, in connection with the PCA Acquisition, the Company acquired intangible assets related to the host agreement with Wal-Mart and the customer list. These assets were recorded in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  The host agreement with Wal-Mart and the customer list are being amortized over their useful lives of 21.5 years and six years, respectively.  The following table summarizes the Company’s amortized intangible assets as of July 19, 2008:

			Translation
			Impact of
	Gross	Accumulated	Foreign	Net
thousands	Amount	Amortization	Balances	Balance

Acquired host agreement	$43,710	$2,296	$407	$41,821
Acquired customer list	3,069	1,824	27	1,272
	$46,779	$4,120	$434	$43,093

NOTE 7 -	OTHER ASSETS AND OTHER LIABILITIES

Included in both other assets and other liabilities is $6.5 million and $6.3 million as of July 19, 2008 and February 2, 2008 related to worker’s compensation insurance claims that exceed the deductible of the Company and that will be paid by the insurance carrier.  Since the Company is not released as primary obligor of the liability, it is included in both other assets as a receivable from the insurance company and in other liabilities as an insurance liability.

NOTE 8 -	STOCK-BASED COMPENSATION PLANS

At July 19, 2008, the Company had outstanding awards under various stock-based employee compensation plans, which are described more fully in Note 12 of the Notes to the Consolidated Financial Statements in the Company’s 2007 Annual Report on Form 10-K.

Effective May 29, 2008, the Board of Directors adopted the CPI Corp. Omnibus Incentive Plan (the "Plan") which was approved by the stockholders at the 2008 Annual Meeting of Stockholders held on July 17, 2008.  The Plan replaces the CPI Corp. Stock Option Plan, as amended and restated on December 16, 1997, and the CPI Corp. Restricted Stock Plan, as amended and restated on April 14, 2005 (collectively the "Predecessor Plans") that were previously approved by the Board of Directors, and no further shares will be issued under the Predecessor Plans.  The Plan will provide the Company with flexibility to award employees, directors and consultants of the Company (the "Service Providers") both short- and long-term equity-based and cash incentives.  The purposes of the Plan are (i) to attract and retain highly competent persons; (ii) to provide incentives to Service Providers that align their interests with those of the Company's stockholders; and (iii) to promote the success of the business of the Company.  Awards under the Plan are granted by the

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

Compensation Committee of the Board (the "Committee"), provided that the Board shall be responsible for administering this Plan with respect to awards to non-employee directors.  The Committee has the authority, among other things, to (i) select the Service Providers to whom awards may be granted and the types of awards to be granted to each; (ii) to determine the number of shares to be covered by each award; (iii) to determine whether, to what extent, and under what circumstances an award may be settled in cash, common stock, other securities, or other awards; (iv) to prescribe, amend, and rescind rules and regulations relating to the Plan; and (v) to make all other determinations and take all other action described in the Plan or as the Committee otherwise deems necessary or advisable.   Total shares of common stock available for delivery pursuant to awards under the Plan are 800,000 shares.  At July 19, 2008, all of these shares were available for future grants.

Types of awards authorized under the Plan include (i) stock options to purchase shares of common stock, including ISOs and nonstatutory stock options, which will be granted with an exercise price not less than 100% of the fair market value of the common stock on the date of grant; (ii) stock appreciation rights (“SARs”), which confer the right to receive an amount, settled in cash, common stock or other awards, equal to the excess of the fair market value of a share of common stock on the date of exercise over the exercise price of the SAR; (iii) restricted stock, which is common stock subject to restrictions on transferability and other restrictions, with respect to which a participant has the voting rights of a stockholder during the period of restriction; (iv) restricted stock units, which are awards of a right to receive shares of the Company’s common stock and are subject to restrictions on transferability and other restrictions; (v) performance awards, including performance shares or performance units, which are settled after an applicable performance period has ended to the extent to which corresponding performance goals have been achieved and (vi) other awards, including awards that are payable in shares of common stock or the value of which is based on the value of shares of common stock, and awards to be settled in cash or other property other than common stock.

A copy of the Plan is included in Annex A within the Company’s 2008 Proxy filed with the U.S. Securities and Exchange Commission on June 23, 2008.

The Company accounts for stock-based compensation plans in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires companies to recognize the cost of awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

Changes in stock options for the 24 weeks ended July 19, 2008 are as follows:

thousands		Weighted-
		Average
	Shares	Exercise Price

Balance at beginning of period	35,046	$15.56
Cancelled or expired	(20,000)	16.50
End of period balance	15,046	$14.30

The following table summarizes information about stock options outstanding at July 19, 2008:

	Options Outstanding and Exercisable
		Weighted-Average
		Remaining Contractual	Weighted-Average
Exercise Price	Shares	Life (Years)	Exercise Price
$12.96	10,046	2.26	$12.96
17.00	5,000	1.74	17.00

Total	15,046	2.09	$14.30

On August 14, 2008, 132,500 share options were granted to certain members of management under the new CPI Corp. Omnibus Incentive Plan.  These share options vest in three increments.  The first increment vests the later of the first anniversary or when the common stock trades in excess of $25.00 for a minimum of 20 trading days, the second increment vests on the later of the second anniversary or when the common stock trades in excess of $45.00 for a minimum of 20 trading days and the third increment vests on the later of the third anniversary or when the common stock trades in excess of $65.00 for a minimum of 20 trading days.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

On March 5, 2008, the Board of Directors approved a grant of 18,015 shares of restricted stock to certain employees in conjunction with the payment of 2007 performance awards.  On March 5, 2008, the Board of Directors approved a grant of 10,294 shares of restricted stock to its members of the Board of Directors in lieu of 2008 board retainer fees and certain committee chair fees they receive as directors of the Company.  Additionally, on May 29, 2008, the Board of Directors approved a grant of 14,706 shares of restricted stock to its Chairman of the Board as additional compensation for services rendered in 2007.  Shares issued under these three grants will vest on February 7, 2009.

Changes in restricted stock are as follows:

	24 Weeks Ended July 19, 2008
		Weighted-Average
	Shares	Grant-Date Value
Nonvested stock, beginning of period	1,584	$18.95
Granted	43,015	18.11
Forfeited	(1,471)	15.80
Nonvested stock, end of period	43,128	$18.22

Stock-based compensation expense related
to restricted stock	$249,926

The weighted average remaining vesting period of non-vested restricted stock as of July 19, 2008 is 7 months.

NOTE 9 -	EMPLOYEE BENEFIT PLANS

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

The following table sets forth the components of net periodic benefit cost for the defined benefit plans:

	12 Weeks Ended		12 Weeks Ended
thousands	Pension Plan		Supplemental Retirement Plan
	July 19, 2008	July 21, 2007	July 19, 2008	July 21, 2007
Components of net periodic benefit costs:
Service cost	$62	$75	$16	$18
Interest cost	691	675	49	48
Expected return on plan assets	(746)	(679)	-	-
Amortization of prior service cost	10	10	7	7
Amortization of net loss (gain)	161	205	(13)	(8)

Net periodic benefit cost	$178	$286	$59	$65

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

	24 Weeks Ended		24 Weeks Ended
thousands	Pension Plan		Supplemental Retirement Plan
	July 19, 2008	July 21, 2007	July 19, 2008	July 21, 2007
Components of net periodic benefit costs:
Service cost	$124	$150	$33	$36
Interest cost	1,382	1,350	98	96
Expected return on plan assets	(1,492)	(1,358)	-	-
Amortization of prior service cost	20	20	14	14
Amortization of net loss (gain)	322	410	(28)	(16)

Net periodic benefit cost	$356	$572	$117	$130

The Company contributed $928,000 to its pension plan in the first half of 2008.  The Company estimates a 2008 contribution to its pension plan of approximately $3.2 million, but actual amounts have not been determined. Future contributions to the pension plan will be dependent upon legislation, future changes in discount rates and the earnings performance of plan assets.

NOTE 10 -	INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS No. 109”)” (“FIN 48”) on February 4, 2007.  As a result of the implementation of FIN 48, there was no impact on the financial statements of the Company.  The following information required by FIN 48 is provided:

●
Unrecognized tax benefits were approximately $2.7 million at each of July 19, 2008 and February 2, 2008.  If these unrecognized tax benefits were recognized, approximately $2.7 million would impact the effective tax rate.  It is not expected that the amount of unrecognized tax benefits will change in the next 12 months.

●
The Company recognizes interest expense and penalties related to the above-unrecognized tax benefits within income tax expense.  Due to the nature of the unrecognized tax benefits, the Company had no accrued interest and penalties as of July 19, 2008 or February 2, 2008.

●
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, many states, Mexican and Canadian jurisdictions.  The Company is no longer subject to U.S. Federal income tax examination for the years prior to 2003.   Ongoing examinations by various state taxing authorities date back to February 1, 2003.

NOTE 11 -	CONTINGENCIES

Standby Letters of Credit

As of July 19, 2008, the Company had outstanding standby letters of credit in the principal amount of $20.6 million primarily used in conjunction with the Company’s self-insurance programs.

Legal Proceedings

The Company and two of its subsidiaries are defendants in a lawsuit entitled Shannon Paige, et al. v. Consumer Programs, Inc., filed March 8, 2007, in the Superior Court of the State of California for the County of Los Angeles, Case No. BC367546.  The case was subsequently removed to the United States District Court for the Central District of California, Case No. CV 07-2498-FMC (RCx).  The Plaintiff alleges that the Company failed to pay him and other hourly associates for “off the clock” work and that the Company failed to provide meal and rest breaks as required by law.  The Plaintiff is seeking damages and injunctive relief for himself and others similarly situated.  The Company filed its opposition to Plaintiff’s motion for class certification on June 30, 2008.  The Court has scheduled a hearing on the motion for October 6, 2008.  The Company believes the claim is without merit and continues its vigorous defense on behalf of itself and its subsidiaries against these claims.

The Company is also a defendant in other routine litigation, but does not believe these lawsuits, individually or in combination with the case described above, will have a material adverse effect on its financial condition. The Company cannot, however, give assurances that these legal proceedings will not have a material adverse effect on its business or financial condition.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

Contingent Commission Payments

The Company, upon certain conditions, is required to provide Sears with certain commission adjustments (the “Contingent Payments”) through 2008, the remaining term of the current U.S. agreement. The Contingent Payments are triggered only if the Company operates more than 24 domestic non-Sears portrait studios and the rate of growth in total contractual commissions paid to Sears by the Company under the pre-existing agreement does not exceed levels specified in the agreement. If both of the above mentioned conditions occur, the Contingent Payments are determined by a formula included in the agreement. However, in no event shall such payments exceed $2.5 million annually or $7.5 million cumulatively through 2008, the remaining term of the current agreement. As a result of the addition of the PictureMe Portrait Studios in 2007, this provision applies and a pro rata portion of the related commission adjustments has been accrued in the second quarter 2008 consolidated financial statements.

Contingent Lease Obligations

In July 2001, the Company announced the completion of the sale of its Wall Décor segment, which included the ongoing guarantee of certain operating real estate leases of Prints Plus.  As of July 19, 2008, the maximum future obligation to the Company under its guarantee of remaining leases is approximately $1.0 million.  To recognize the risk associated with these leases based upon the Company’s past experience with renegotiating lease obligations and the management’s evaluation of remaining lease liabilities, the Company has recorded lease obligation reserves totaling approximately $744,000 at July 19, 2008.  Based on the status of remaining leases, the Company believes that the $744,000 reserve is adequate to cover the potential losses to be realized under the Company’s remaining operating lease guarantees.

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

EXECUTIVE OVERVIEW

The Company’s Operations

CPI Corp. is a long-standing leader, based on sittings and related revenues, in the professional portrait photography of young children, individuals and families.  From a single studio opened by our predecessor company in 1942, we have grown to 3,061 studios throughout the U.S., Canada, Puerto Rico and Mexico, principally under license agreements with Sears and lease agreements with Wal-Mart.  The Company has provided professional portrait photography for Sears’ customers since 1959 and has been the only Sears portrait studio operator since 1986.

On June 8, 2007, the Company completed the PCA Acquisition. The results of the acquired operations have been included in the consolidated financial statements since that date.  As a result of the PCA Acquisition, CPI is the sole operator of portrait studios in Wal-Mart stores and supercenters in the U.S., Canada, Puerto Rico and Mexico.   Management has determined that the Company operates in one segment offering similar products and services in all locations.

As of the end of the second quarter in fiscal 2008 and 2007, the Company’s studio counts were:

	July 19, 2008	July 21, 2007
Within Sears or Sears Grand Stores:
United States and Puerto Rico	890	893
Canada	110	112

Within Wal-Mart Stores:
United States and Puerto Rico	1,657	1,703
Canada	254	254
Mexico	117	107
United Kingdom	-	5

Locations not within Sears or Wal-Mart stores	33	33

Total	3,061	3,107

As of August 21, 2008, the Company operated 1,583 U.S. and Canadian studios in full digital format.  The PictureMe Portrait Studios acquired in 2007 were all analog film studios at the date of acquisition.  The installation of a new digital lab sufficient to handle the worldwide fulfillment requirements of the PictureMe Portrait Studio business was completed in the first quarter of 2008 and has been in operation for the full second quarter.  The company is also testing new sales and marketing programs and studio work processes and implementing new performance management systems in the field.  As of the end of the second quarter, the Company has transferred all material PMPS operations to the Company’s existing support platform and plans to convert to digital technology the remainder of its U.S. and Canadian studios in the third quarter of 2008 and substantially all of its Mexican studios prior to the end of 2008, at which time the Company plans to discontinue its analog film fulfillment operations.

RESULTS OF OPERATIONS

A summary of consolidated results of operations and key statistics follows:

thousands, except per share data	12 Weeks Ended		24 Weeks Ended
	July 19, 2008	July 21, 2007	July 19, 2008	July 21, 2007
		(Restated)		(Restated)

Net sales	$89,630	$68,103	$193,074	$125,864

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	8,495	7,982	18,987	13,000
Selling, general and administrative expenses	79,853	58,315	163,764	103,514
Depreciation and amortization	5,585	6,177	13,096	9,590
Other charges and impairments	318	1,417	1,112	1,445
	94,251	73,891	196,959	127,549
Loss from operations	(4,621)	(5,785)	(3,885)	(1,685)

Interest expense	1,366	1,561	2,887	2,008
Interest income	118	411	480	716
Other income (expense), net	(2)	52	3	4

Loss before income tax benefit	(5,871)	(6,886)	(6,289)	(2,973)
Income tax benefit	(2,270)	(2,390)	(2,432)	(1,032)

Net loss from continuing operations	(3,601)	(4,496)	(3,857)	(1,941)

Net loss from discontinued operations	-	(105)	-	(105)

NET LOSS	$(3,601)	$(4,601)	$(3,857)	$(2,046)

NET LOSS PER COMMON SHARE

Net loss per share from continuing operations - diluted	$(0.56)	$(0.70)	$(0.60)	$(0.30)
Net loss per share from discontinued operations - diluted	$-	$(0.02)	$-	$(0.02)
Net loss per share - diluted	$(0.56)	$(0.72)	$(0.60)	$(0.32)

Impact of the PCA Purchase Price Allocation

The purchase price of the PCA Acquisition was preliminarily allocated based on fair value of the specific tangible and intangible assets acquired and liabilities assumed at the time of the acquisition pursuant to a valuation. The excess of the total purchase price over the fair value of the assets acquired and liabilities assumed at closing was recorded as goodwill, which is subject to annual impairment review. The Company has completed its assessment of the acquisition and the allocation of the purchase price, see Note 3 for further details.  The purchase accounting adjustments that had a material impact on the Company’s financial position and results of operations include:

Deferred Revenue and Undelivered Receivables

Prior to the acquisition, the deferred revenue related to the PCA Acquisition was $10.0 million. The purchase accounting adjustment to reflect the deferred revenue balance at its fair value was $9.0 million, which resulted in a beginning deferred revenue balance related to the PCA Acquisition on June 8, 2007 of $964,000.  This adjustment had the effect of reducing revenue in periods subsequent to the acquisition.  This adjustment had no impact on second quarter results in 2008 and resulted in lower total revenue of $8.1 million for the period June 8, 2007 through July 21, 2007, which reduced gross profit, operating income and income before taxes.

Depreciation

As a result of the purchase accounting associated with the PCA Acquisition, fixed assets were recorded at approximately $35.0 million. The initial annual depreciation for PCA assets is approximately $17.8 million.

Amortization of Acquired Intangible Assets

As a result of the purchase accounting associated with the PCA Acquisition, $46.8 million was allocated to intangible assets related to the host agreements with Wal-Mart ($43.7 million) and the customer lists ($3.1 million).   The host agreements with Wal-Mart and the customer lists are being amortized over their useful lives.  This results in higher expense in depreciation and amortization expense relative to intangible assets.  The initial annual amortization is approximately $3.8 million.  Additionally, $21.2 million was allocated to goodwill.

Acquisition Related Interest Expense

To fund the PCA Acquisition, the Company entered into the Second Amended and Restated Credit Agreement, which provides for a $115.0 million term loan and a $40.0 million revolving credit facility.  Outstanding long-term debt at the date of the PCA Acquisition increased from $16.7 million to $115.0 million.  This refinancing results in higher interest expense when compared to the Company’s historical financial statements prior to the acquisition.

12 weeks ended July 19, 2008 compared to 12 weeks ended July 21, 2007

The Company reported a loss per diluted share of ($0.56) for the 12-week second quarter ended July 19, 2008 compared to ($0.72) in the comparable quarter of fiscal 2007.  Net loss for the second quarter of 2008 was $3.6 million versus $4.6 million in the corresponding prior year period.  The operations of the PMPS brand are included for the full twelve weeks of second quarter 2008 but only for the six-week period of ownership in second quarter 2007.  The results reflect an improved operating contribution from the PMPS brand due to reduced overheads, increased operating efficiencies and an improved product mix and customer transaction average, which more than offset the impact of decreased PMPS sales and extraordinary spending on digital conversion and training.

Net sales totaled $89.6 million and $68.1 million in the second quarter of fiscal 2008 and 2007, respectively.

●
Net sales for the second quarter of 2008 increased $21.5 million, or 31.6%, to $89.6 million from the $68.1 million reported in the second quarter of 2007.  The Company believes that both brands’ second quarter results reflect a challenging economic environment including a substantial rise in gasoline and food prices, which is affecting discretionary purchases such as portraiture.

Sears Portrait Studio division (“SPS”) net sales for the second quarter of 2008 decreased $5.4 million, or 10.2%, to $47.8 million from the $53.2 million reported in the second quarter of 2007.  The 2008 second quarter SPS net sales performance was the result of an 11.4% decline in sittings, partially offset by a 1.5% increase in average sale per customer sitting.

Net sales related to the Company’s PMPS brand increased to $41.8 million in the second quarter of 2008 from $14.9 million in the second quarter of 2007.  Second quarter 2008 includes twelve weeks of net sales as compared to only six weeks for the second quarter 2007.  Additionally, a purchase accounting adjustment related to the deferred revenue at the date of acquisition resulted in a one-time decrease in net sales of $8.2 million for the 2007 second quarter.  On a comparable basis, PMPS net sales for the fiscal 2008 second quarter represent an approximate 4.7% decrease in same store sales versus the comparable period of the prior year (results from the period February 4, 2007 to June 8, 2007 not reported in the Company’s historical results).  This sales performance resulted from an approximate 20.1% increase in average sale per customer sitting attributable to the digital conversion of the PictureMe Portrait Studios, offset by an approximate 20.6% decline in sittings.  The Company believes, based on customer surveys, that higher gas and foods prices are having a relatively greater impact on the PMPS business due to a generally more price-sensitive customer base.

Costs and expenses were $94.3 million in the second quarter of 2008, compared with $73.9 million in the comparable prior year period.

●
Cost of sales, excluding depreciation and amortization expense, was $8.5 million in the second quarter of 2008 compared with $8.0 million in the comparable prior year period.   The increase in cost of sales is attributable to the inclusion of twelve weeks of PMPS cost of sales in the second quarter of 2008, compared to only six weeks for the second quarter of 2007, partially offset by decreased production costs resulting from lower overall manufacturing production levels, additional gains in manufacturing productivity, improved product mix and savings on film and shipping costs that result directly from the PMPS digital conversion.

●
Selling, general and administrative (“SG&A”) expenses were $79.9 million and $58.3 million for the second quarter of 2008 and 2007, respectively.  The increase in second quarter 2008 SG&A costs is primarily attributable to the inclusion of twelve weeks of PMPS costs, compared to only six weeks for the second quarter of 2007.  The comparison is also affected by $1.8 million of digital training and travel costs related to the conversion of PMPS studios incurred during the quarter, the recording of contingent commissions due to Sears as a result of the PMPS acquisition as well as non-recurring reductions in SG&A in the prior year period of approximately $4.4 million resulting from the deferred revenue purchase accounting adjustment and $832,000 attributable to a change in the Company’s vacation and sick pay policy.  These increases were partially offset by a reduction in expense due to the elimination of duplicate costs and the streamlining of operations related to the PMPS brand, as well as reduced host sales commissions due to lower sales.

●
Depreciation and amortization was $5.6 million in the second quarter of 2008, compared to $6.2 million in the comparable quarter of 2007.   Depreciation expense declined as certain assets acquired for the 2004-2005 SPS digital conversion and with the 2007 PCA Acquisition are now fully depreciated.  This is offset by the inclusion of twelve weeks of PMPS costs compared to only six weeks in the second quarter of 2007.

●
In the second quarter of 2008 and 2007, the Company recognized $318,000 and $1.4 million, respectively, in other charges and impairments associated with the PMPS Acquisition, which include severance costs, severance accruals, cure costs related to contracts assumed and other integration-related costs relative to the PMPS Acquisition.

Interest expense was $1.4 million in the second quarter of 2008, compared to $1.6 million in the comparable period of the prior year.  The decrease in interest expense is primarily the result of lower interest rates and a $589,000 adjustment to the fair value of an interest rate swap agreement, offset by higher average borrowings after the refinancing of the Credit Agreement, as well as increased fees for letters of credit.

Interest income was $118,000 in the second quarter of 2008 compared to $411,000 in the second quarter of 2007.  This decrease is primarily attributable to lower invested balances in 2008 as compared to 2007, the result of higher capital spending in 2008 related to the digital conversion of the PictureMe Portrait Studios.

Income tax benefit was $2.3 million in the second quarter of 2008 as compared to $2.4 million in the second quarter of 2007.  The resulting effective tax rates were 38.7% in 2008 and 34.7% in 2007.  The increase in the effective tax rate in 2008 is primarily attributable to a 1.0% increase in the Federal tax rate resulting from greater projected taxable income over the prior year and the decrease in Federal employment tax credits as a percentage of the increased taxable income.  These increases were partially offset by a 1.0% decrease in the Canadian tax rates effective January 1, 2008.

24 weeks ended July 19, 2008 compared to 24 weeks ended July 21, 2007

The Company reported a net loss for the 24-week first half of 2008 of $3.9 million, or ($0.60) per diluted share, compared to a net loss of $2.0 million, or ($0.32) per diluted share, for the comparable first half of fiscal 2007.  The operations of the PMPS brand are included for the full twenty-four weeks of the first half of 2008, but only for the six-week period of ownership in the first half of 2007.  First half 2008 results were significantly impacted by ongoing transitional expenses associated with the PMPS brand and reflect an improved operating contribution from the PMPS brand due to reduced overheads, increased operating efficiencies and an improved product mix and customer transaction average, which more than offset the impact of decreased PMPS sales and extraordinary spending on digital conversion and training.

Net sales totaled $193.1 million and $126.0 million in the first half of fiscal 2008 and 2007, respectively.

●	Net sales for the first half of 2008 increased $67.1 million, or 53.3%, to $193.1 million from the $126.0 million reported in the first half of 2007.

The Company believes that both brands’ initial first half results were negatively impacted by the timing of Easter, a seasonally important time for portraiture sales, which fell two weeks earlier in 2008 than in 2007.  Historically, an earlier Easter translates into lower sales due to its closer proximity to the preceding Christmas holiday season during which customers are most portrait-active. The Company also believes the results reflect a challenging economic environment including a substantial rise in gasoline and food prices which is affecting discretionary purchases such as portraiture.

SPS net sales for the first half of 2008 decreased $10.2 million, or 9.2%, to $100.9 million from the $111.1 million reported in the first half of 2007.  This decrease resulted from an 11.0% decrease in customer sittings, partially offset by a 2.4% increase in average sales per customer sitting.

Net sales related to the Company’s PMPS brand increased to $92.2 million in the first half of 2008 from $14.9 million in the first half of 2007.  The first half of 2008 includes twenty-four weeks of net sales as compared to only six weeks for the first half of 2007.  Additionally, a purchase accounting adjustment related to the deferred revenue at the date of acquisition resulted in a one-time decrease in net sales of $8.2 million for the 2007 first half.  On a comparable basis, PMPS net sales for the fiscal 2008 first half represent an approximate 9.5% decrease in same store sales versus the comparable period of the prior year (results from the period February 4, 2007 to June 8, 2007 not reported in the Company’s historical results).  This sales performance resulted from an approximate 22.5% decline in sittings, offset by an approximate 16.8% increase in average sale per customer sitting attributable to the digital conversion of the PictureMe Portrait Studios.  The Company believes, based on customer surveys, that higher gas and foods prices are having a relatively greater impact on the PMPS business due to a generally more price-sensitive customer base.

Costs and expenses were $197.0 million in the first half of 2008, compared with $127.5 million in the comparable prior year.

●
Cost of sales, excluding depreciation and amortization expense, was $19.0 million in the first half of 2008 compared with $13.0 million in the comparable prior year period.  The increase in cost of sales is attributable to the inclusion of twenty-four weeks of PMPS cost of sales in the second quarter of 2008, compared to only six weeks for the second quarter of 2007, partially offset by decreased production costs resulting from lower overall manufacturing production levels, additional gains in manufacturing productivity, improved product mix and savings on film and shipping costs that result directly from the PMPS digital conversion.

●
Selling, general and administrative (“SG&A”) expenses were $163.8 million and $103.5 million for the first half of 2008 and 2007, respectively.    The increase in first half 2008 SG&A costs is primarily attributable to the inclusion of twenty-four weeks of PMPS costs, compared to only six weeks in the first half of 2007.  The comparison is also affected by $3.0 million of digital training and travel costs related to the conversion of PMPS studios incurred during the first half, the recording of contingent commissions due to Sears as a result of the PMPS acquisition as well as non-recurring reductions in SG&A in the prior year period of approximately $4.4 million from the deferred revenue purchase accounting adjustment and $1.7 million attributable to a change in the Company’s vacation and sick pay policy.  These increases were partially offset by lower studio employment costs and reductions in expense due to the elimination of duplicate costs and the streamlining of operations related to the PMPS brand, as well as reduced host sales commissions due to lower sales.

●
Depreciation and amortization was $13.1 million in the first half of 2008, compared to $9.6 million in the comparable half of 2007. This increase is attributable to the inclusion of twenty-four weeks of PMPS costs, compared to only six weeks in the first half of 2007.  This was partially offset by a decline in depreciation as certain assets acquired for the 2004-2005 SPS digital conversion and with the 2007 PCA Acquisition are now fully depreciated.

●
In the first half of 2008 and 2007, the Company recognized $1.1 million and $1.4 million, respectively, in other charges and impairments associated with the PMPS Acquisition, which include severance costs, severance accruals, cure costs related to contracts assumed and other integration-related costs relative to the PMPS Acquisition.

Interest expense was $2.9 million in the first half of 2008 compared to $2.0 million in the comparable half of the prior year. The increase in interest expense is primarily the result of higher average borrowings after the refinancing of the Credit Agreement.  This was partially offset by lower interest rates and an adjustment to the fair value of an interest rate swap agreement that decreased interest expense by $1.2 million.

Interest income was $480,000 in the first half of 2008 compared to $716,000 in the first half of 2007.  This decrease is primarily attributable to lower invested balances in 2008 as compared to 2007, the result of higher capital spending in 2008 related to the digital conversion of the PictureMe Portrait Studios.

Income tax benefit was $2.4 million for the first half of 2008 compared to $1.0 million in the first half of 2007.   The resulting effective tax rates were 38.7% in 2008 and 34.7 % in 2007. The increase in the effective tax rate in 2008 is primarily attributable to a 1.0% increase in the Federal tax rate resulting from greater projected taxable income over the prior year and the decrease in Federal employment tax credits as a percentage of the increased taxable income.  These increases were partially offset by a 1.0% decrease in the Canadian tax rates effective January 1, 2008.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of the Company’s cash flows for first half of 2008 and 2007:

thousands	24 Weeks Ended
	July 19, 2008	July 21, 2007
		(Restated)
Net cash (used in) provided by:
Operating activities	$(4,950)	$8,199
Financing activities	(10,312)	94,104
Investing activities	(24,788)	(86,110)
Effect of exchange rate changes on cash	150	154

Net (decrease) increase in cash	$(39,900)	$16,347

Net Cash (Used In) Provided By Operating Activities

Net cash used in operating activities was $5.0 million during the first half of 2008 compared to net cash provided of $8.2 million in the comparable period of 2007.  Cash flows in the first half of 2008 decreased from the first half of 2007 levels primarily due to to the timing of payments related to changes in various balance sheet accounts totaling $4.7 million, $3.5 million related to a change in the payment schedule for Wal-Mart commissions per the related contract, $3.0 million for digital training and travel related to the ongoing conversion, increased spending for interest cost ($1.0 million) and  severance and integration-related costs associated with the acquisition of PCA ($865,000).

Net Cash (Used In) Provided By Financing Activities

The increase in cash used in financing activities in the first half of 2008 is primarily attributable to events which did not recur in 2008.  These include 2007 net borrowing of $98.3 million related to the PCA Acquisition and the release of $1.0 million of restricted cash, offset by the payment of debt issuance costs of $2.6 million in 2007.  Additionally, the purchase of treasury stock related to the surrender of shares by certain employees to satisfy personal tax liabilities, in connection with the vesting of restricted stock, decreased $372,000 in 2008 as compared to 2007.  Offsetting this was a use of $8.1 million for long term debt repayments in the first half of 2008.

At July 19, 2008, the Company had $106.3 million outstanding under its existing Credit Agreement.  The Company was in compliance with all the covenants under its Credit Agreement as of July 19, 2008.

Net Cash Used In Investing Activities

Net cash used in investing activities was $24.8 million during the first half of 2008 as compared to $86.1 million during the first half of 2007.  This decrease was primarily attributable to the PCA Acquisition and related costs in 2007 totaling $82.6 million, offset in part by an increase in capital expenditures in the first half of 2008 as compared to the first half of 2007 due to the ongoing digital conversion of the PictureMe Portrait Studios.

Off-Balance Sheet Arrangements

Other than standby letters of credit to support various self-insurance programs and the ongoing guarantee of certain operating real estate leases of Prints Plus, both of which are more fully discussed in the following Contingencies section, the Company has no additional off-balance sheet arrangements.

Contingencies

Standby Letters of Credit

As of July 19, 2008, the Company had outstanding standby letters of credit in the principal amount of $20.6 million primarily used in conjunction with the Company’s self-insurance programs.

Contingent Commission Payments

The Company, upon certain conditions, is required to provide Sears with certain commission adjustments (the “Contingent Payments”) through 2008, the remaining term of the current U.S. agreement. The Contingent Payments are triggered only if the Company operates more than 24 domestic non-Sears portrait studios and the rate of growth in total contractual commissions paid to Sears by the Company under the pre-existing agreement does not exceed levels specified in the agreement. If both of the above mentioned conditions occur, the Contingent Payments are determined by a formula included in the agreement. However, in no event shall such payments exceed $2.5 million annually or $7.5 million cumulatively through 2008, the remaining term of the current agreement. As a result of the addition of the PictureMe Portrait Studios in 2007, this provision applies and a pro rata portion of the related commission adjustments have been accrued in the second quarter 2008 consolidated financial statements.

Contingent Lease Obligations

In July 2001, the Company announced the completion of the sale of its Wall Décor segment, which included the ongoing guarantee of certain operating real estate leases of Prints Plus.  As of July 19, 2008, the maximum future obligation to the Company under its guarantee of remaining leases is approximately $1.0 million.  To recognize the risk associated with these leases based upon the Company’s past experience with renegotiating lease obligations and the management’s evaluation of remaining lease liabilities, the Company has recorded lease obligation reserves totaling approximately $744,000 at July 19, 2008.  Based on the status of remaining leases, the Company believes that the $744,000 reserve is adequate to cover the potential losses to be realized under the Company’s remaining operating lease guarantees.

Liquidity

Cash flows from operations, cash and cash equivalents and the seasonal borrowing capacity under the revolving portion of the Company’s Credit Agreement, represent expected sources of funds in 2008 to meet the Company’s obligations and commitments, including debt service, annual dividends to shareholders, planned capital expenditures, which are estimated not to exceed $35.0 million for fiscal 2008, and normal operating needs.

ACCOUNTING PRONOUNCEMENTS AND POLICIES

Adoption of New Accounting Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”), an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”).  The statement requires enhanced disclosures that expand the disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities.  It will require more robust qualitative disclosures and expanded quantitative disclosures.  This statement will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  It is expected that this statement will not have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” (“SFAS No. 141R”).  This statement requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires additional disclosures by the acquirer.  Under this statement, all business combinations will be accounted for by applying the acquisition method.  SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the potential impact of adoption of SFAS No. 141R on its consolidated financial statements. However, the Company does not expect the adoption of SFAS No. 141R to have a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS No. 115”)” (“SFAS No. 159”).  The Statement permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value.  Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date.  SFAS No. 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value.  This statement became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company has adopted SFAS No. 159, however, has elected not to designate any financial instruments to be subject to the fair value option.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”).  This statement did not require any new fair value measurements, but rather, it provided enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The changes to current practice resulting from the application of this statement related to the definition of fair value, the methods used to estimate fair value, and the requirement for expanded disclosures about estimates of fair value. This statement became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The effective date for this statement for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, has been delayed by one year.  The Company adopted the provisions of SFAS No. 157 related to financial assets and financial liabilities on February 3, 2008.  The partial adoption of this statement did not have a material impact on the Company’s financial statements. It is expected that the remaining provisions of this statement will not have a material effect on the Company’s financial statements.  See Note 2 for further details.

Application of Critical Accounting Policies

The Company’s significant accounting policies are discussed in the Notes to the Consolidated Financial Statements that are included in the Company’s 2007 Annual Report on Form 10-K that is filed with the Securities and Exchange Commission.  In most cases, the accounting policies utilized by the Company are the only ones permissible under Generally Accepted Accounting Principles for businesses in our industry.  However, the application of certain of these policies requires significant   judgments or a complex estimation process that can affect the results of operations and financial position of the Company, as well as the related footnote disclosures.  The Company bases its estimates on historical experience and other assumptions that it believes are reasonable.  If actual amounts are ultimately different from previous estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known.  The accounting policies and estimates that can have a significant impact on the operating results, financial position and footnote disclosures of the Company are described in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2007 Annual Report on Form 10-K, and below.

Business Combinations

In accordance with SFAS No. 141, “Business Combinations,” the Company allocated the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their fair values. Valuations were performed to assist in determining the fair values of assets acquired and liabilities assumed, which required management to make significant estimates and assumptions, especially with respect to intangible assets. Management made estimates of fair value based upon assumptions believed to be reasonable. These estimates were based on historical experience and information obtained from management of the acquired companies. Critical estimates in valuing certain of the intangible assets included but were not limited to: future expected cash flows from portrait sales, anticipated customer inertia, the acquired company's brand awareness and market position, the expected useful economic life of underlying agreements, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company's product portfolio, and discount rates.

Recoverability of Goodwill, Acquired Intangible Assets and Long-Lived Assets

The Company accounts for goodwill under SFAS No. 142, "Goodwill and Other Intangible Assets," (“SFAS No. 142”) which requires the Company to review goodwill for impairment on an annual basis, and between annual tests whenever events or changes in circumstances indicate the carrying amount may not be recoverable. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment, while the second phase, if necessary, measures the impairment.  The Company performs its annual impairment test at the end of its second quarter, or more frequently if circumstances indicate the potential for impairment which requires management to rely on a number of factors, including operating results, business plans and anticipated future cash flows. The Company has had no impairments of goodwill.

The Company reviews its long-lived assets and intangible assets with definite useful lives under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which requires the Company to review for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used and intangible assets with definite useful lives is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed are reported at the lower of the carrying amount or fair value, less cost to sell. There were no impairment charges in the periods presented.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The statements contained in this report, and in particular in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995, and involve risks and uncertainties.    The Company tries to identify forward-looking statemetns by using words such as "preliminary," "plan," "expect," "looking ahead," "anticipate," "estimate," "believe," "should," "intend," and other similar expressions.  Management wishes to caution the reader that these forward-looking statements, such as the Company’s outlook for the success of the digital conversion of PMPS studios, portrait studios, net income, future cash requirements, cost savings, compliance with debt covenants, valuation allowances, reserves for charges and impairments and capital expenditures, are only predictions or expectations; actual events or results may differ materially as a result of risks facing the Company.  Such risks include, but are not limited to: the Company’s dependence on Sears and Wal-Mart, the approval of the Company's business practices and operations by Sears and Wal-Mart, the termination, breach or increase of the Company’s expenses by Sears under the license agreements, or Wal-Mart under the lease agreements, customer demand for the Company’s products and services, manufacturing interruptions, dependence on certain suppliers, competition, dependence on key personnel, fluctuations in operating results, a significant increase in piracy of the Company’s photographs, widespread equipment failure, compliance with debt covenants, increased debt level due to the acquisition of Portrait Corporation of America, Inc. (“PCA”), the ability to successfully convert remaining PMPS studios to the digital platform and effectively streamline the operations of the PMPS business, implementation of marketing and operating strategies and other risks as may be described in the Company’s filings with the Securities and Exchange Commission, including its Form 10-K for the year ended February 2, 2008.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” included in the Company’s 2007 Annual Report on Form 10-K that is filed with the Securities and Exchange Commission.  The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign exchange rates and are minimal.  At July 19, 2008, the Company’s debt obligations have floating interest rates, however, the swap agreement discussed below has effectively fixed the rate on $57.5 million of the debt.  The impact of a 1% change in interest rates affecting the Company’s debt would increase or decrease interest expense by approximately $488,000.  The Company’s exposure to changes in foreign exchange rates relative to the Canadian operations is minimal, as Canadian operations constitute only 11.8% of the Company’s total assets and 11.3% of the Company’s total sales as of and for the twenty-four weeks ended July 19, 2008.  The Company’s exposure to changes in foreign exchange rates relative to the Mexican operations is minimal, as Mexican operations constitute 2.5% of the Company’s total assets and 2.7% of the Company’s total sales as of and for the twenty-four weeks ended July 19, 2008.

The Company has an interest rate swap to reduce exposure to market risk from changes in interest rates by swapping an unknown variable interest rate for a fixed rate.  This swap agreement has not been designated as a hedge as it has not been determined that it qualifies for cash flow hedge accounting.  The principal objective of this contract is to minimize the risks and/or costs associated with the Company’s variable rate debt.  Gains and losses are recognized in the statement of operations as interest expense throughout the interest period.  The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to this financial instrument; however, the counterparty to this agreement is a major financial institution, and the risk of loss due to nonperformance is considered by management to be minimal.  The Company does not hold or issue interest rate swaps for trading purposes.  The following is a summary of the economic terms of the agreement at July 19, 2008:

Notional amount	$57,500,000

Fixed rate paid	4.97%

Variable rate received	2.48%

Effective date	September 17, 2007

Expiration date	September 17, 2010

Item 4.                      Controls and Procedures

a)	Evaluation of disclosure controls and procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of July 19, 2008.  Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information is required to be disclosed by the Company  in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

b)          Changes in Internal Control

There were no changes in the Company’s internal controls over financial reporting during the quarter ended July 19, 2008, that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting except for that discussed below.

c)           Remediation Activities

In the Company’s 10-K report issued May 8, 2008, the Company’s management concluded that the Company’s disclosure controls and procedures were not effective as of February 2, 2008, because of material weaknesses in internal control over financial reporting as described below.

Controls Over the Accounting for Income Taxes - The Company’s reconciliation controls over tax depreciation amounts, which include the timely resolution of reconciling items between the Company’s tax returns, the Company’s tax depreciation records, and the calculations of deferred taxes and income tax expense, were ineffective.  Further, management did not have monitoring controls in place to ensure those reconciliation controls were designed and operating effectively.  As a result, the Company had a material misstatement to income tax expense in its previously issued consolidated financial statements for the fifty-two weeks ended February 4, 2006. Accordingly, the Company’s previously issued consolidated financial statements as of and for the fifty-two weeks ended February 4, 2006, were restated.

Controls Over the Accounting for the Interest Rate Swap - The Company did not have policies and procedures in place to ensure the fair value of the Company’s interest rate swap was properly determined and recorded.  Further, management did not have monitoring controls in place to ensure that such policies and procedures were designed and operating effectively.  A material misstatement resulting from this material weakness was identified in the Company’s preliminary consolidated financial statements as of and for the year ended February 2, 2008, which was corrected prior to the issuance of the Company’s consolidated financial statements.

Controls Over the Accounting for Advertising Costs - The Company did not have policies and procedures in place to verify the accuracy of the information included within the Company’s advertising accrual analysis, which is used to record both the initial advertising accruals and subsequent adjustments to these accruals related to ongoing advertising programs. In addition, effective management review of subsequent adjustments to the initial accrual was not performed.  Further, management did not have monitoring controls in place to ensure that appropriate policies and procedures relative to such accruals were designed and operating effectively. A material misstatement resulting from this material weakness was identified in the Company's preliminary consolidated financial statements as of and for the year ended February 2, 2008, which was corrected prior to the issuance of the Company’s consolidated financial statements.

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

The Company is in the process of remediating the material weaknesses as of July 19, 2008, and expects to have them remediated by the end of the fiscal year 2008.

PART II.    OTHER INFORMATION

Item 1, 1A, 2, 3 and 5 are inapplicable and have been omitted.

Item 4.    Submission of Matters to a Vote of Security Holders

The 2008 Annual Meeting of Stockholders was held in St. Louis, Missouri on Thursday, July 17, 2008.  The following items were voted on and the results are listed below:

1.           The following individuals were re-elected to the Company’s Board of Directors:

Name	Shares For	Shares Withheld	Broker Non-Votes

James J. Abel	4,335,357	21,011	-
Peter A. Feld *	4,335,068	21,299	-
Michael S. Koeneke	4,016,949	339,419	-
David M. Meyer	4,335,218	21,150	-
John Turner White IV	4,335,357	21,011	-

*	Mr. Peter A. Feld was elected to replace Mr. Mark R. Mitchell. Mr. Mark R. Mitchell, Board member since 2004, chose not to stand for re-election.

2.           Approval of the CPI Corp. Omnibus Incentive Plan:

For	Against	Abstain	Broker Non-Votes

3,496,450	47,331	1,476	811,109

3.           Appointment of KPMG LLP to audit the Company’s financial statements for the fiscal year ending February 7, 2009:

For	Against	Abstain	Broker Non-Votes

4,353,639	1,321	1,406	-

Item 6.                 Exhibits

Exhibits:    An Exhibit index has been filed as part of this Report on Page E-1 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI CORP.
(Registrant)

By:          /s/Dale Heins
________________________________
Dale Heins
Senior Vice President, Finance and
Chief Financial Officer
(Principal Financial Officer)

By:           /s/Rose O'Brien
________________________________
Rose O’Brien
Vice President, Corporate Controller
(Principal Accounting Officer)

Date: August 26, 2008

CPI CORP.
E-1
EXHIBIT INDEX

11.1	Computation of Per Common Share Loss - Diluted - for the 12 and 24 weeks ended July 19, 2008 and July 21, 2007 (Restated).

11.2	Computation of Per Common Share Loss - Basic - for the 12 and 24 weeks ended July 19, 2008 and July 21, 2007 (Restated).

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934 by the Chief Executive Officer.

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934 by the Chief Financial Officer.

32.0	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
by the Chief Executive Officer and the Chief Financial Officer.