Form 10-Q
period 2008-11-08
CPI CORP
filed 2008-12-18
CIK 25354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 8, 2008
or
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

The number of shares outstanding of each of the registrant’s classes of Common Stock, as of December 16, 2008 was:  Common Stock, par value $.40 - 6,494,714.

CPI CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
16 and 40 Weeks Ended November 8, 2008

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Interim Condensed Consolidated Balance Sheets
		November 8, 2008 (Unaudited) and February 2, 2008	1

		Interim Condensed Consolidated Statements of Operations (Unaudited)
		16 and 40 Weeks Ended November 8, 2008 and November 10, 2007	3

		Interim Condensed Consolidated Statement of Changes in Stockholders'
		Equity (Unaudited) 40 Weeks Ended November 8, 2008	4

		Interim Condensed Consolidated Statements of Cash Flow (Unaudited)
		40 Weeks Ended November 8, 2008 and November 10, 2007	5

		Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	7

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results
		of Operations	19

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

	Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION

	Item 1A.	Risk Factors	30
	Item 5.	Other Information	30
	Item 6.	Exhibits	31

SIGNATURES			32

EXHIBIT INDEX			33

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

CPI CORP.
Interim Condensed Consolidated Balance Sheets – Assets

thousands	November 8, 2008	February 2, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,123	$59,177
Accounts receivable:
Trade	9,932	7,469
Other	800	4,030
Inventories	11,685	14,296
Prepaid expenses and other current assets	12,084	5,174
Refundable income taxes	89	-
Deferred tax assets	14,117	2,673
Assets held for sale	1,771	16

Total current assets	58,601	92,835

Property and equipment:
Land	4,390	5,065
Buildings and building improvements	37,049	34,666
Leasehold improvements	5,081	5,426
Photographic, sales and manufacturing equipment	184,440	166,404
Total	230,960	211,561
Less accumulated depreciation and amortization	167,522	155,281
Property and equipment, net	63,438	56,280
Other investments - supplemental retirement plan	3,406	3,508
Goodwill	21,520	18,049
Intangible assets, net	41,041	44,907
Deferred tax assets	10,301	14,439
Other assets	7,091	6,499

TOTAL ASSETS	$205,398	$236,517

See accompanying footnotes to the condensed consolidated financial statements.

CPI CORP.
Interim Condensed Consolidated Balance Sheets – Liabilities and Stockholders’ (Deficit) Equity

thousands, except share and per share data	November 8, 2008	February 2, 2008
	(Unaudited)
LIABILITIES
Current liabilities:
Current maturities of long-term debt	$1,150	$8,697
Short-term borrowings	5,500	-
Accounts payable	10,741	14,369
Accrued employment costs	11,335	10,330
Customer deposit liability	20,409	21,255
Income taxes payable	-	387
Sales taxes payable	3,873	4,884
Accrued advertising expenses	3,957	1,266
Accrued expenses and other liabilities	19,303	21,863

Total current liabilities	76,268	83,051

Long-term debt, less current maturities	102,720	103,022
Accrued pension plan obligations	8,391	10,490
Supplemental retirement plan obligations	3,498	3,437
Other liabilities	20,729	19,543

Total liabilities	211,606	219,543

CONTINGENCIES (see Note 12)

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, no par value, 1,000,000 shares authorized; no shares outstanding	-	-
Preferred stock, Series A, no par value, 200,000 shares authorized; no shares outstanding	-	-
Common stock, $0.40 par value, 50,000,000 shares authorized; 17,081,397 and 17,028,315
shares outstanding at November 8, 2008 and February 2, 2008, respectively	6,833	6,811
Additional paid-in capital	28,350	27,872
Retained earnings	202,141	222,435
Accumulated other comprehensive loss	(10,663)	(6,725)
	226,661	250,393
Treasury stock - at cost, 10,595,319 and 10,619,728 at November 8, 2008 and
February 2, 2008, respectively	(232,869)	(233,419)

Total stockholders' (deficit) equity	(6,208)	16,974

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$205,398	$236,517

See accompanying footnotes to the condensed consolidated financial statements.

CPI CORP.
Interim Condensed Consolidated Statements of Operations
(Unaudited)

thousands, except share and per share data	16 Weeks Ended		40 Weeks Ended
	November 8, 2008	November 10, 2007	November 8, 2008	November 10, 2007

Net sales	$115,849	$135,392	$308,923	$261,256

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	10,785	15,467	29,773	28,454
Selling, general and administrative expenses	111,397	120,392	275,160	223,919
Depreciation and amortization	8,668	10,079	21,764	19,669
Other charges and impairments	1,284	2,025	2,397	3,471
	132,134	147,963	329,094	275,513

Loss from continuing operations	(16,285)	(12,571)	(20,171)	(14,257)

Interest expense	3,866	3,365	6,753	5,374
Interest income	87	537	567	1,253
Other income, net	56	42	59	48

Loss from continuing operations before income tax benefit	(20,008)	(15,357)	(26,298)	(18,330)
Income tax benefit	6,667	5,341	9,100	6,374

Net loss from continuing operations	(13,341)	(10,016)	(17,198)	(11,956)

Net loss from discontinued operations	-	(91)	-	(197)

NET LOSS	$(13,341)	$(10,107)	$(17,198)	$(12,153)

NET LOSS PER COMMON SHARE

Net loss per share from continuing operations - diluted	$(2.06)	$(1.56)	$(2.66)	$(1.87)
Net loss per share from discontinued operations - diluted	-	(0.01)	-	(0.03)
Net loss per share - diluted	$(2.06)	$(1.57)	$(2.66)	$(1.90)

Net loss per share from continuing operations - basic	$(2.06)	$(1.56)	$(2.66)	$(1.87)
Net loss per share from discontinued operations - basic	-	(0.01)	-	(0.03)
Net loss per share - basic	$(2.06)	$(1.57)	$(2.66)	$(1.90)

Weighted average number of common and common equivalent
shares outstanding - diluted	6,479,496	6,401,943	6,467,352	6,385,645

Weighted average number of common and common equivalent
shares outstanding - basic	6,479,496	6,401,943	6,467,352	6,385,645

See accompanying footnotes to the condensed consolidated financial statements.

CPI CORP.
Interim Condensed Consolidated Statement of Changes in Stockholders’ (Deficit) Equity
(Unaudited)

Forty weeks ended November 8, 2008

thousands, except share and per share data				Accumulated
		Additional		other	Treasury
	Common	paid-in	Retained	comprehensive	stock,
	stock	capital	earnings	loss	at cost	Total

Balance at February 2, 2008	$6,811	$27,872	$222,435	$(6,725)	$(233,419)	$16,974

Net loss	-	-	(17,198)	-	-	(17,198)
Total other comprehensive loss	-	-	-	(3,938)	-	(3,938)

Total comprehensive loss						(21,136)
Surrender of employee shares to satisfy personal tax
liabilities upon vesting (8,596 shares)	-	-	-	-	(175)	(175)
Issuance of common stock to employee benefit plans and
restricted stock awards (86,087 shares)	22	(225)	-	-	725	522
Stock-based compensation recognized	-	703	-	-	-	703
Dividends ($0.48 per common share)	-	-	(3,096)	-	-	(3,096)

Balance at November 8, 2008	$6,833	$28,350	$202,141	$(10,663)	$(232,869)	$(6,208)

See accompanying footnotes to the condensed consolidated financial statements.

CPI CORP.
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)

thousands	40 Weeks Ended
	November 8, 2008	November 10, 2007
Reconciliation of net loss to cash flows (used in) provided by operating activities:

Net loss	$(17,198)	$(12,153)

Adjustments for items not requiring (providing) cash:
Depreciation and amortization	21,764	19,669
Loss from discontinued operations	-	197
Stock-based compensation expense	703	1,590
Loss on disposition of property and equipment	894	79
(Gain) loss on sale of assets held for sale	(2)	60
Deferred income tax provision	(9,753)	(5,503)
Pension, supplemental retirement plan and profit sharing expense	1,310	1,611
Other	517	458

Increase (decrease) in cash flow from operating assets and liabilities:
Accounts receivable	814	(4,043)
Inventories	2,248	(2,558)
Prepaid expenses and other current assets	(6,983)	(4,471)
Accounts payable	(3,527)	4,224
Contribution to pension plan	(2,693)	(3,508)
Supplemental retirement plan payments	(135)	(203)
Accrued expenses and other liabilities	(465)	6,321
Income taxes payable	(440)	(2,301)
Deferred revenues and related costs	(279)	10,201
Other	(428)	1,802

Cash flows (used in) provided by operations	(13,653)	11,472

Cash flows used in discontinued operations	-	(197)

Cash flows (used in) provided by operating activities	$(13,653)	$11,275

See accompanying footnotes to the condensed consolidated financial statements.

CPI CORP.
Interim Condensed Consolidated Statements of Cash Flows (…continued)
(Unaudited)

thousands	40 Weeks Ended
	November 8, 2008	November 10, 2007

Cash flows (used in) provided by operating activities	$(13,653)	$11,275

Cash flows (used in) provided by financing activities:
Repayment of long-term debt	(8,410)	(16,954)
Proceeds from long-term borrowings	-	116,062
Release of restricted cash	-	1,000
Payment of debt issuance costs	-	(2,690)
Proceeds from short-term borrowings	5,500	-
Surrender of employee shares to satisfy personal tax liability upon vesting	(175)	(547)
Cash dividends	(3,096)	(3,059)
Other	44	-
Cash flows (used in) provided by financing activities	(6,137)	93,812

Cash flows (used in) provided by investing activities:
Additions to property and equipment	(31,198)	(12,504)
Proceeds from sale of assets held for sale	2	65
Adjustments (payments) related to the acquisition of certain
net assets of Portrait Corporation of America, Inc.	(7)	(83,284)
Increase in assets held by Rabbi Trust	(44)	(144)
Proceeds from Rabbi Trust used for supplemental retirement plan payments	146	213
Cash flows used in investing activities	(31,101)	(95,654)

Effect of exchange rate changes on cash and cash equivalents	(163)	303

Net (decrease) increase in cash and cash equivalents	(51,054)	9,736

Cash and cash equivalents at beginning of period	59,177	26,294

Cash and cash equivalents at end of period	$8,123	$36,030

Supplemental cash flow information:
Interest paid	$5,807	$3,943

Income taxes paid	$1,019	$2,092

Supplemental non-cash financing activities:
Issuance of treasury stock under the employee Profit Sharing Plan	$521	$442

Issuance of restricted stock and stock options to employees and directors	$870	$2,683

See accompanying footnotes to the condensed consolidated financial statements.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 -	DESCRIPTION OF BUSINESS AND INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CPI Corp. (the “Company”) operates 3,062 professional portrait studios as of November 8, 2008, throughout the United States, Canada, Puerto Rico and Mexico, principally under license agreements with Sears, Roebuck and Co. ("Sears") and lease agreements with Wal-Mart Stores, Inc. (“Wal-Mart”).  The Company also operates searsphotos.com, a vehicle for the Company’s customers to archive, share portraits via email and order additional portraits and products.

The Interim Condensed Consolidated Balance Sheet as of November 8, 2008, the related Interim Condensed Consolidated Statements of Operations for the 16 and 40 weeks ended November 8, 2008, and November 10, 2007, the Interim Condensed Consolidated Statement of Changes in Stockholders’ Equity for the 40 weeks ended November 8, 2008 and the Interim Condensed Consolidated Statements of Cash Flows for the 40 weeks ended November 8, 2008, and November 10, 2007, are unaudited.  The interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the CPI Corp. 2007 Annual Report on Form 10-K for its fiscal year ended February 2, 2008.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”).  FSP 157-3 clarifies the application of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS No. 157”), which the Company adopted on February 3, 2008, related to financial assets and financial liabilities, in an inactive market and demonstrates how the fair value of a financial asset is determined when the market for that financial asset is inactive.  FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  The adoption of FSP 157-3 did not have a material effect on the Company’s results of operations or financial condition as it did not have any financial assets in inactive markets as of November 8, 2008.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”).  The statement requires enhanced disclosures that expand the disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities.  It will require more robust qualitative disclosures and expanded quantitative disclosures.  This statement will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  It is expected that this statement will not have a material effect on the Company’s financial statements.

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

Determining which hierarchical level an asset or liability falls within requires significant judgment.  The Company evaluates its hierarchy disclosures each quarter.  The following table summarizes the financial instruments measured at fair value in the Condensed Consolidated Balance Sheet as of November 8, 2008:

Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swap (1)	$ -	$ 3.0	$ -	$ 3.0

(1)
The total fair value of the interest rate swap is included in Other Liabilities as of November 8, 2008.  This financial instrument was valued using the “income approach” valuation technique.  This method used valuation techniques to convert future amounts to a single present amount.  The measurement was based on the value indicated by current market expectations about those future amounts.  The Company uses its interest rate swap as a means of managing interest rates on its outstanding fixed-rate debt obligations.  The fair value of the interest rate swap at November 8, 2008, is not significantly different than the fair value at February 2, 2008.

The Company also uses fair value measurements when it periodically evaluates the recoverability of goodwill, acquired intangible assets and long-lived assets.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

SFAS No. 157 requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis.  As of November 8, 2008, no assets or liabilities were measured at fair value on a nonrecurring basis.

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

The operations acquired in the PCA Acquisition are operating within CPI Corp. as the PictureMe Portrait Studio brand (“PMPS brand”).  For purposes of this report, the PMPS brand includes all studios operating under Wal-Mart agreements; those in the U.S. are operating as PictureMe Portrait Studios™ and the remainder as Wal-Mart Portrait Studios.  PictureMe Portrait Studio is the sole operator of portrait studios in Wal-Mart stores and supercenters in the U.S., Canada and Mexico.  As of November 8, 2008, PictureMe Portrait Studios operated 2,028 studios worldwide, including 1,656 in the U.S. and Puerto Rico, 254 in Canada and 118 in Mexico.

The PCA Acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations,” (“SFAS No. 141”) and, accordingly, the results have been included in the Company’s results of operations from the date of acquisition.  The purchase price was allocated based on fair value of the specific tangible and intangible assets and liabilities at the time of the acquisition.  The excess of the purchase price over the fair value of assets acquired and liabilities assumed was recorded as goodwill.  The following unaudited pro forma summary presents the Company’s revenue, net income, basic earnings per share and diluted earnings per share as if the PCA Acquisition had occurred on the first day of the period presented (in thousands, except per share data):

First Three Quarters
2007
Revenue	$344,038

Net loss	$(29,034)

Basic loss per common share	$(4.55)

Diluted loss per common share	$(4.55)

Pro forma adjustments have been made to reflect depreciation and amortization using asset values recognized after applying purchase accounting adjustments.  Pro forma results include non-recurring charges from pre-acquisition PCA of $2.8 million for the first three quarters 2007, net of tax.  Such charges related to restructuring charges that were incurred by PCA prior to acquisition.

This pro forma information is presented for informational purposes only and is not necessarily indicative of actual results had the acquisition been effected at the beginning of the respective periods presented, and is not necessarily indicative of future results.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

NOTE 4 -	DISCONTINUED OPERATIONS

During the third quarter of 2007, the Company exited its United Kingdom five-studio operation (the “UK operations”), which was acquired in conjunction with the PCA Acquisition, and classified the respective sales and operating results as discontinued.  Sales and operating results for the former UK operations included in discontinued operations are presented in the following table:

thousands	16 Weeks Ended	22 Weeks Ended
	November 10, 2007	November 10, 2007
Discontinued operations:

Net sales	$166	$231

Operating loss	$(91)	$(197)

Net loss from discontinued operations	$(91)	$(197)

The net loss consists of costs to operate the business until its sale in October 2007 and related asset write-offs since the proceeds from the sale were nominal.

NOTE 5 -	INVENTORIES

Inventories consist of:

thousands	November 8, 2008	February 2, 2008

Raw materials - paper and chemicals	$3,872	$4,902
Portraits in process	2,435	2,244
Finished portraits pending delivery	736	1,187
Frames and accessories	467	634
Studio supplies	2,852	3,636
Equipment repair parts and supplies	815	1,246
Other	508	447

Total	$11,685	$14,296

These balances are net of obsolescence reserves totaling $364,000 and $277,000 at November 8, 2008, and February 2, 2008, respectively.

NOTE 6 -	ASSETS HELD FOR SALE

In connection with the PCA Acquisition, the Company acquired a warehouse and excess parcels of land located in Charlotte, North Carolina.  In the third quarter of 2008, the Company decided to list these properties for sale, as they were no longer required by the business.  The Company determined these properties meet the criteria for “held for sale accounting” under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and have presented the respective group of assets separately on the face of the Interim Condensed Consolidated Balance Sheet as of November 8, 2008.

At the time an asset qualifies for held for sale accounting, the asset is evaluated to determine whether or not the carrying value exceeds its fair value less cost to sell.  Any loss as a result of carrying value in excess of fair value less cost to sell is recorded in the period the asset meets held for sale accounting.  Management judgment is required to assess the criteria required to meet held for sale accounting, and estimate fair value.  As of November 8, 2008, the carrying values of the respective assets held for sale did not exceed their fair values less costs to sell.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

The major classes of assets included in assets held for sale in the Interim Condensed Consolidated Balance Sheet as of November 8, 2008, are as follows:

Land	$675
Buildings and building improvements	$1,096

Assets held for sale	$1,771

The Company expects the sales of these assets will be completed within a one year time period.

NOTE 7 -	GOODWILL AND INTANGIBLE ASSETS

In connection with the PCA Acquisition, the Company recorded goodwill in the excess of the purchase price over the fair value of assets acquired and liabilities assumed in accordance with SFAS No. 141.   Under SFAS No. 141, goodwill is not amortized and instead is periodically evaluated for impairment.   The goodwill is expected to be fully deductible for tax purposes over 15 years.  The following table summarizes the Company’s goodwill:

thousands	November 8, 2008	February 2, 2008

PCA acquisition	$21,227	$17,338

Goodwill from prior acquisitions	512	512

Translation impact on foreign balances	(219)	199
	$21,520	$18,049

The increase in goodwill from February 2, 2008, to November 8, 2008, in relation to the PCA Acquisition, is primarily due to the finalization of the valuation of certain fixed assets acquired and deferred tax assets recorded in conjunction with the PCA Acquisition.

The Company accounts for goodwill under SFAS No. 142, "Goodwill and Other Intangible Assets," (“SFAS No. 142”) which requires the Company to review goodwill for impairment on an annual basis, and between annual tests whenever events or changes in circumstances indicate the carrying amount may not be recoverable. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase is a screen for impairment, which compares the Company’s estimated fair value (market capitalization) to its carrying value (consolidated net assets).  If the carrying value exceeds the estimated fair value in the first phase, the second phase is performed in which the Company’s goodwill is written down to its implied fair value, which the Company would determine based upon a number of factors, including operating results, business plans and anticipated future cash flows.

The Company performs its annual impairment test at the end of its second quarter, or more frequently if circumstances indicate the potential for impairment.  The Company completed its annual impairment test of goodwill during the second quarter of 2008 and concluded at that time, based upon a market capitalization significantly in excess of the carrying value of the Company’s net assets, that no write-downs or impairment charges were required at that time.

As of November 8, 2008, the end of the Company’s third quarter, the Company’s market capitalization continued to significantly exceed the carrying value of the Company’s net assets.  Accordingly, no goodwill impairment was deemed to be indicated at that date, and no impairment analysis was necessary in the third quarter.  The Company will reassess the carrying value of goodwill at the end of its fourth fiscal quarter, which ends February 7, 2009.  If there are indications at that date that goodwill is impaired, the Company will perform a fair value analysis of its goodwill in accordance with its policy.  If the Company were required to write-down its goodwill, the resulting non-cash impairment charge could be significant, which would adversely affect the Company’s financial position and results of operations.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

Also, in connection with the PCA Acquisition, the Company acquired intangible assets related to the host agreement with Wal-Mart and the customer list. These assets were recorded in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  The host agreement with Wal-Mart and the customer list are being amortized over their useful lives of 21.5 years and six years, respectively.  The following table summarizes the Company’s amortized intangible assets as of November 8, 2008:

			Translation
			Impact of
	Gross	Accumulated	Foreign	Net
thousands	Amount	Amortization	Balances	Balance

Acquired host agreement	$43,710	$2,920	$(743)	$40,047
Acquired customer list	3,069	2,070	(5)	994
	$46,779	$4,990	$(748)	$41,041

The Company reviews its intangible assets with definite useful lives under SFAS No. 144, which requires the Company to review for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of intangible assets with definite useful lives is measured by a comparison of the carrying amount of the asset to the estimated future undiscounted cash flows expected to be generated by such assets.  If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, which is determined on the basis of discounted cash flows.

As a result of the continuing challenging economic and consumer retail environment, the Company’s management, in connection with the preparation of its 2008 third quarter financial statements, conducted a sensitivity analysis relating to the fair value of the Company’s intangible assets with definite useful lives and concluded no impairment was indicated.  This sensitivity analysis will be reperformed in the fourth fiscal quarter ended February 7, 2009.  It is possible that changes in circumstances, existing at that time or at other times in the future, or in the assumptions and estimates, including historical and projected cash flow data, utilized by the Company in its evaluation of the recoverability of its intangible assets with definite useful lives, could require the Company to write-down its intangible assets and record a non-cash impairment charge, which could be significant, and would adversely affect the Company’s financial position and results of operations.

NOTE 8 -	OTHER ASSETS AND OTHER LIABILITIES

Included in both other assets and other liabilities is $6.9 million and $6.3 million as of November 8, 2008, and February 2, 2008, respectively, related to worker’s compensation insurance claims that exceed the deductible of the Company and that will be paid by the insurance carrier.  Since the Company is not released as primary obligor of the liability, it is included in both other assets as a receivable from the insurance company and in other liabilities as an insurance liability.

NOTE 9 -	STOCK-BASED COMPENSATION PLANS

At November 8, 2008, the Company had outstanding awards under various stock-based employee compensation plans, which are described more fully in Note 12 of the Notes to the Consolidated Financial Statements in the Company’s 2007 Annual Report on Form 10-K.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

Effective May 29, 2008, the Board of Directors adopted the CPI Corp. Omnibus Incentive Plan (the "Plan") which was approved by the stockholders at the 2008 Annual Meeting of Stockholders held on July 17, 2008.  The Plan replaced the CPI Corp. Stock Option Plan, as amended and restated on December 16, 1997, and the CPI Corp. Restricted Stock Plan, as amended and restated on April 14, 2005 (collectively the "Predecessor Plans") that were previously approved by the Board of Directors, and no further shares will be issued under the Predecessor Plans.  The Plan will provide the Company with flexibility to award employees, directors and consultants of the Company (the "Service Providers") both short- and long-term equity-based and cash incentives.  The purposes of the Plan are (i) to attract and retain highly competent persons; (ii) to provide incentives to Service Providers that align their interests with those of the Company's stockholders; and (iii) to promote the success of the business of the Company.  Awards under the Plan are granted by the Compensation Committee of the Board (the "Committee"), provided that the Board shall be responsible for administering this Plan with respect to awards to non-employee directors.  The Committee has the authority, among other things, to (i) select the Service Providers to whom awards may be granted and the types of awards to be granted to each; (ii) to determine the number of shares to be covered by each award; (iii) to determine whether, to what extent, and under what circumstances an award may be settled in cash, common stock, other securities, or other awards; (iv) to prescribe, amend, and rescind rules and regulations relating to the Plan; and (v) to make all other determinations and take all other action described in the Plan or as the Committee otherwise deems necessary or advisable.   Total shares of common stock available for delivery pursuant to awards under the Plan are 800,000 shares.  At November 8, 2008, 568,879 of these shares were available for future grants.

Types of awards authorized under the Plan include (i) stock options to purchase shares of common stock, including ISO's and nonstatutory stock options, which will be granted with an exercise price not less than 100% of the fair market value of the common stock on the date of grant; (ii) stock appreciation rights (“SAR's”), which confer the right to receive an amount, settled in cash, common stock or other awards, equal to the excess of the fair market value of a share of common stock on the date of exercise over the exercise price of the SAR; (iii) restricted stock, which is common stock subject to restrictions on transferability and other restrictions, with respect to which a participant has the voting rights of a stockholder during the period of restriction; (iv) restricted stock units, which are awards of a right to receive shares of the Company’s common stock and are subject to restrictions on transferability and other restrictions; (v) performance awards, including performance shares or performance units, which are settled after an applicable performance period has ended to the extent to which corresponding performance goals have been achieved and (vi) other awards, including awards that are payable in shares of common stock or the value of which is based on the value of shares of common stock, and awards to be settled in cash or other property other than common stock.

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

As of November 8, 2008, 217,500 stock options have been granted under the Plan.  Of these total stock options, 157,500 vest in three increments on their anniversary dates.  The first increment vests on the first anniversary date and is exercisable when the common stock trades in excess of $25.00 for a minimum of 20 consecutive trading days, the second increment vests on the second anniversary date and is exercisable when the common stock trades in excess of $45.00 for a minimum of 20 consecutive trading days and the third increment vests on the third anniversary and is exercisable when the common stock trades in excess of $65.00 for a minimum of 20 consecutive trading days.  An additional 30,000 of these share options vest on February 7, 2009, and are exercisable with respect to 10,000 shares when each of the three market conditions noted above are met.  The remaining 30,000 shares vest on February 6, 2010, and are exercisable with respect to 15,000 shares when the $45.00 and $65.00 market conditions noted above are met.  For all share options, if the target common stock price is met for a minimum of 20 consecutive trading days prior to the vesting schedules noted above, the exercise dates would be the vesting schedule dates.  These stock options were granted during the third quarter of fiscal year 2008 and expire on various dates through 2018.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes information about stock options outstanding under the Plan at November 8, 2008:

	Options Outstanding and Exercisable
Range of	Number of Shares	Weighted-Average Remaining Contractual	Weighted-Average	Number of Shares	Weighted Average
Exercise Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price
$ 12.21 - 13.58	217,500	8.43	$ 13.04	-	$ -

Total	217,500	8.43	$ 13.04	-	$ -

The Company estimates the fair value of its stock options under the Plan using Monte Carlo simulations.  The Company has determined that its historical stock price volatility is an appropriate indicator of expected volatility.  In the absence of a reasonable historical pattern of stock option exercises in relation to these types of stock options, the Company has determined a 50% post-vest exercise rate is appropriate.  This assumes that exercise will occur at the mid-point of vesting and expiration of the stock options.  The volatility and interest rate presented in the table below reflect the expected term assuming a 50% post-vest exercise rate.  The expected dividend yield is estimated using the last dividend distribution prior to the grant date and the stock value on the grant date.  The interest rate is determined based on the implied yield available on U.S. Treasury zero-coupon issues in effect at the time of grant with a remaining term equal to the expected term of the award.  The Company’s weighted-average assumptions are presented as follows:

40 Weeks Ended
November 8, 2008
Expected term until exercise (years)	3.45 - 8.09
Expected stock price volatility	41.97% - 52.05%
Weighted-average stock price volatility	44.23%
Expected dividends	4.71% - 5.24%
Risk-free interest rate	2.55% - 3.59%

The weighted-average grant-date fair value per share of stock options granted was $3.09 for the 40 weeks ended November 8, 2008.  The Company recognized stock-based compensation expense of $44,000 for the 40 weeks ended November 8, 2008, based on the grant-date fair values of stock options granted and the derived service periods.  As of November 8, 2008, total unrecognized compensation cost related to non-vested stock options granted under the Plan was $629,000.  This unrecognized compensation cost will be recognized over a weighted-average period of 4 years.

The Company also has stock options issued and outstanding related to its previous incentive plan.  The following table summarizes the status of the Company’s stock options under the previous plan as of November 8, 2008, and changes during the 40-week period then ended:

thousands		Weighted-
		Average
	Shares	Exercise Price

Balance at beginning of period	35,046	$15.56
Cancelled or expired	(20,000)	16.50
End of period balance	15,046	$14.30

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes information about stock options outstanding under the Company’s previous plan at November 8, 2008:

Options Outstanding and Exercisable
		Weighted-Average
		Remaining Contractual	Weighted-Average
Exercise Price	Shares	Life (Years)	Exercise Price
$ 12.96	10,046	1.95	$ 12.96
17.00	5,000	1.43	17.00

Total	15,046	1.78	$ 14.30

On March 5, 2008, the Board of Directors approved a grant of 18,015 shares of restricted stock to certain employees in conjunction with the payment of 2007 performance awards.  On March 5, 2008, and September 15, 2008, the Board of Directors approved grants of 10,294 and 1,336 shares, respectively, of restricted stock to its members of the Board of Directors in lieu of 2008 board retainer fees and certain committee chair fees they receive as directors of the Company.  On May 29, 2008, the Board of Directors approved a grant of 14,706 shares of restricted stock to its Chairman of the Board as additional compensation for services rendered in 2007.  Shares issued under these four grants will vest on February 7, 2009.  Additionally, on September 22, 2008, the Board of Directors approved a grant of 4,095 shares of restricted stock to its Chairman of the Board as part of the Chairman’s Agreement.  Shares issued under this grant vested on November 8, 2008.

Changes in restricted stock are as follows:

	40 Weeks Ended November 8, 2008
		Weighted-Average
	Shares	Grant-Date Value
Nonvested stock, beginning of period	1,584	$18.95
Granted	48,446	17.54
Vested	(4,095)	12.21
Forfeited	(3,554)	15.80
Nonvested stock, end of period	42,381	$18.25

Stock-based compensation expense related
to restricted stock	$559,000

As of November 8, 2008, total unrecognized compensation cost related to non-vested restricted stock was $273,000.  This unrecognized compensation cost will be recognized over a weighted-average period of 3 months.

On September 22, 2008, the Compensation Committee of the Board of Directors approved a grant of 8,190 shares of common stock to its Chairman of the Board as part of the Chairman’s Agreement.  Compensation expense recognized in relation to this grant totaled $100,000.

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

NOTE 10 -	EMPLOYEE BENEFIT PLANS

The Company maintains a qualified, noncontributory pension plan that covers all full-time United States employees meeting certain age and service requirements.  The plan provides pension benefits based on an employee’s length of service and the average compensation earned from the later of the hire date or January 1, 1998, to the retirement date.  On February 3, 2004, the Company amended its pension plan to implement a freeze of future benefit accruals under the plan, except for those employees with ten years of service and who had attained age 50 at April 1, 2004, who were grandfathered and whose benefits continued to accrue.  The Company’s funding policy is to contribute annually at least the minimum amount required by government funding standards, but not more than is tax deductible.  Plan assets consist primarily of cash equivalents, fixed income securities, domestic and international equity securities and exchange traded index funds.

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

The following table sets forth the components of net periodic benefit cost for the defined benefit plans:

thousands	16 Weeks Ended		16 Weeks Ended
	Pension Plan		Supplemental Retirement Plan
	November 8, 2008	November 10, 2007	November 8, 2008	November 10, 2007
Components of net periodic benefit costs:
Service cost	$83	$101	$22	$23
Interest cost	923	898	65	64
Expected return on plan assets	(996)	(904)	-	-
Amortization of prior service cost	14	14	9	9
Amortization of net loss (gain)	215	274	(18)	(10)

Net periodic benefit cost	$239	$383	$78	$86

thousands	40 Weeks Ended		40 Weeks Ended
	Pension Plan		Supplemental Retirement Plan
	November 8, 2008	November 10, 2007	November 8, 2008	November 10, 2007
Components of net periodic benefit costs:
Service cost	$207	$251	$55	$60
Interest cost	2,305	2,248	163	159
Expected return on plan assets	(2,488)	(2,262)	-	-
Amortization of prior service cost	34	34	24	23
Amortization of net loss (gain)	537	684	(46)	(26)

Net periodic benefit cost	$595	$955	$196	$216

The Company contributed $2.7 million to its pension plan in the first three quarters of 2008 and estimates it will contribute a further $465,000 for fiscal year 2008. Future contributions to the pension plan will be dependent upon legislation, future changes in discount rates and the earnings performance of plan assets.  Due to adverse conditions in the equity markets, the Company’s pension plan is likely to experience negative returns for fiscal year 2008.  This may result in increased required contributions to the plan by the Company in fiscal year 2009.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS No. 109”)” (“FIN 48”) on February 4, 2007.  As a result of the implementation of FIN 48, there was no impact on the financial statements of the Company.  The following information required by FIN 48 is provided:

•
Unrecognized tax benefits were approximately $2.8 million at November 8, 2008, and $2.7 million at February 2, 2008.  If these unrecognized tax benefits were recognized, approximately $2.8 million would impact the effective tax rate.  It is not expected  the amount of these unrecognized tax benefits will change in the next 12 months.

•
The Company recognizes interest expense and penalties related to the above-unrecognized tax benefits within income tax expense.  Due to the nature of the unrecognized tax benefits, the Company had no accrued interest and penalties as of November 8, 2008, or February 2, 2008.

•
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, many states, Mexican and Canadian jurisdictions.  The Company is no longer subject to U.S. Federal income tax examination for the years prior to 2003.   Ongoing examinations by various state taxing authorities date back to February 1, 2003.

NOTE 12 -	CONTINGENCIES

Standby Letters of Credit

As of November 8, 2008, the Company had outstanding standby letters of credit in the principal amount of $20.6 million primarily used in conjunction with the Company’s self-insurance programs.

Legal Proceedings

The Company and two of its subsidiaries are defendants in a lawsuit entitled Shannon Paige, et al. v. Consumer Programs, Inc., filed March 8, 2007, in the Superior Court of the State of California for the County of Los Angeles, Case No. BC367546.  The case was subsequently removed to the United States District Court for the Central District of California, Case No. CV 07-2498-FMC (RCx).  The Plaintiff alleges that the Company failed to pay him and other hourly associates for “off the clock” work and that the Company failed to provide meal and rest breaks as required by law.  The Plaintiff is seeking damages and injunctive relief for himself and others similarly situated.  On October 6, 2008, the Court denied the Plaintiffs’ motion for class certification but allowed Plaintiffs to attempt to certify a smaller class.  Plaintiffs filed a motion seeking certification of a smaller class on November 14, 2008.  The Company filed its opposition on December 8, 2008.  A hearing on the Plaintiffs’ new motion is scheduled for January 12, 2009.  The Company believes the claim is without merit and continues its vigorous defense on behalf of itself and its subsidiaries against these claims, however, an adverse ruling in this case could require the Company to pay damages, penalties, interest and fines.

The Company is a defendant in a lawsuit entitled Picture Me Press LLC v. Portrait Corporation of America, et al., Case No. 5:08cv32, which was filed in the United States District Court for the Northern District of Ohio on January 4, 2008.  The suit alleges that the Company’s operation of PictureMe! Portrait Studios infringes on Plaintiff’s trademark for its picture books and seeks damages and injunctive relief.  The case is in the discovery stages and the Plaintiff has yet to quantify its claim for damages.  The Company believes the case is without merit and will vigorously defend itself.  However, intellectual property litigation such as this case is expensive and time consuming, and if the claim were to result in an unfavorable outcome, it could result in significant monetary liability or prevent the Company from operating portions of its business under current trademarks used by the Company.  In addition, an adverse resolution of this claim could require the Company to obtain licenses to use intellectual property rights belonging to third parties, which may be expensive to procure, or possibly to cease using those rights altogether.  Any of these results could have a material adverse effect on the Company’s business, financial position and results of operations.  The Company has denied the claim alleged by the Plaintiff and filed counterclaims against the Plaintiff.  The Company cannot, however, give assurances that the outcome of this case will not have a material adverse effect on its business or financial condition.

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

CPI CORP.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)

Sears Agreement

The Company is currently in the final year of a 10-year contract with Sears that governs the operations of its U.S. Sears Portrait Studios.  The Company and Sears are currently in discussions regarding a new, multi-year agreement.

Contingent Commission Payments

The Company, upon certain conditions, is required to provide Sears with certain commission adjustments (the “Contingent Payments”) through 2008, the remaining term of the current U.S. agreement. The Contingent Payments are triggered only if the Company operates more than 24 domestic non-Sears portrait studios and the rate of growth in total contractual commissions paid to Sears by the Company under the pre-existing agreement does not exceed levels specified in the agreement. If both of the above mentioned conditions occur, the Contingent Payments are determined by a formula included in the agreement. However, in no event shall such payments exceed $2.5 million annually or $7.5 million cumulatively through 2008, the remaining term of the current agreement. As a result of the addition of the PictureMe Portrait Studios in 2007, this provision applies and a pro rata portion of the related commission adjustments has been accrued in the third quarter 2008 consolidated financial statements.

Contingent Lease Obligations

In July 2001, the Company announced the completion of the sale of its Wall Décor segment, which included the ongoing guarantee of certain operating real estate leases of Prints Plus.  As of November 8, 2008, the maximum future obligation to the Company under its guarantee of remaining leases is approximately $1.0 million.  To recognize the risk associated with these leases based upon the Company’s past experience with renegotiating lease obligations and the management’s evaluation of remaining lease liabilities, the Company has recorded lease obligation reserves totaling approximately $740,000 at November 8, 2008.  Based on the status of remaining leases, the Company believes that the $740,000 reserve is adequate to cover the potential losses to be realized under the Company’s remaining operating lease guarantees.

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

EXECUTIVE OVERVIEW

The Company’s Operations

CPI Corp. is a long-standing leader, based on sittings and related revenues, in the professional portrait photography of young children, individuals and families.  From a single studio opened by our predecessor company in 1942, we have grown to 3,062 studios throughout the U.S., Canada, Puerto Rico and Mexico, principally under license agreements with Sears and lease agreements with Wal-Mart.  The Company has provided professional portrait photography for Sears’ customers since 1959 and has been the only Sears portrait studio operator since 1986.

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

As of the end of the third quarter in fiscal 2008 and 2007, the Company’s studio counts were:

	November 8, 2008	November 10, 2007
Within Sears or Sears Grand Stores:
United States and Puerto Rico	891	893
Canada	110	112

Within Wal-Mart Stores:
United States and Puerto Rico	1,656	1,703
Canada	254	252
Mexico	118	108

Locations not within Sears or Wal-Mart stores	33	32

Total	3,062	3,100

As of December 17, 2008, the PMPS digital conversion is now complete in the U.S., Canada and Mexico.  The PictureMe Portrait Studios acquired in 2007 were all analog film studios at the date of acquisition.  The installation of a new digital lab sufficient to handle the worldwide fulfillment requirements of the PictureMe Portrait Studio business was completed in the first quarter of 2008 and has been in operation since the second quarter.  The company is also testing new sales and marketing programs and studio work processes and implementing new performance management systems in the field.  As of the end of the second quarter, the Company had transferred all material PMPS operations to the Company’s existing support platform.

Market Challenges

The Company’s results of operations for the third quarter of 2008 were adversely impacted as a result of the continuing challenging economic environment, which is affecting discretionary purchases such as portraiture.  As part of the Company’s continuing response to the ongoing market challenges, it has executed a number of cost reductions, which include delay or cancellation of certain discretionary expenditures, reduction in staffing and revised marketing strategies to target the more price-sensitive customer.

Market uncertainty has driven the stock price of the Company down significantly.  As previously announced, the Company received notice from the New York Stock Exchange (“NYSE”) on November 4, 2008, that it is out of compliance with the NYSE’s listing criteria.  It is possible that, depending on continuing trading factors and the outcome of discussions with the NYSE, the Company may need to seek listing on alternative markets in the near future.

As a result of decreased sales levels as discussed above, the earnings of the Company are lower than anticipated.  The Company was in compliance with all debt covenants under its Credit Agreement as of November 8, 2008.  In view of the continuing challenging economic environment, the Company is in discussions with its lenders to ensure continuing compliance with all its covenants.  The Company has a cash balance of approximately $29.4 million at December 17, 2008, which is considered adequate, together with anticipated cash flow from operations, to fund the Company’s cash requirements for the foreseeable future.

RESULTS OF OPERATIONS

A summary of consolidated results of operations and key statistics follows:

thousands, except share and per share data	16 Weeks Ended		40 Weeks Ended
	November 8, 2008	November 10, 2007	November 8, 2008	November 10, 2007

Net sales	$115,849	$135,392	$308,923	$261,256

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	10,785	15,467	29,773	28,454
Selling, general and administrative expenses	111,397	120,392	275,160	223,919
Depreciation and amortization	8,668	10,079	21,764	19,669
Other charges and impairments	1,284	2,025	2,397	3,471
	132,134	147,963	329,094	275,513

Loss from continuing operations	(16,285)	(12,571)	(20,171)	(14,257)

Interest expense	3,866	3,365	6,753	5,374
Interest income	87	537	567	1,253
Other income, net	56	42	59	48

Loss from continuing operations before income tax benefit	(20,008)	(15,357)	(26,298)	(18,330)
Income tax benefit	6,667	5,341	9,100	6,374

Net loss from continuing operations	(13,341)	(10,016)	(17,198)	(11,956)

Net loss from discontinued operations	-	(91)	-	(197)

NET LOSS	$(13,341)	$(10,107)	$(17,198)	$(12,153)

NET LOSS PER COMMON SHARE

Net loss per share from continuing operations - diluted	$(2.06)	$(1.56)	$(2.66)	$(1.87)
Net loss per share from discontinued operations - diluted	-	(0.01)	-	(0.03)
Net loss per share - diluted	$(2.06)	$(1.57)	$(2.66)	$(1.90)

Net loss per share from continuing operations - basic	$(2.06)	$(1.56)	$(2.66)	$(1.87)
Net loss per share from discontinued operations - basic	-	(0.01)	-	(0.03)
Net loss per share - basic	$(2.06)	$(1.57)	$(2.66)	$(1.90)

Weighted average number of common and common equivalent
shares outstanding - diluted	6,479,496	6,401,943	6,467,352	6,385,645

Weighted average number of common and common equivalent
shares outstanding - basic	6,479,496	6,401,943	6,467,352	6,385,645

Impact of the PCA Purchase Price Allocation

The purchase price of the PCA Acquisition was allocated based on fair value of the specific tangible and intangible assets acquired and liabilities assumed at the time of the acquisition pursuant to a valuation. The excess of the total purchase price over the fair value of the assets acquired and liabilities assumed at closing was recorded as goodwill, which is subject to an annual impairment review. The Company completed its assessment of the acquisition and the allocation of the purchase price in the second quarter of fiscal year 2008.  The purchase accounting adjustments that had a material impact on the Company’s financial position and results of operations included:

Deferred Revenue and Undelivered Receivables

Prior to the acquisition, the deferred revenue related to the PCA Acquisition was $10.0 million. The purchase accounting adjustment to reflect the deferred revenue balance at its fair value was $9.0 million, which resulted in a beginning deferred revenue balance related to the PCA Acquisition on June 8, 2007 of $964,000.  This adjustment had the effect of reducing revenue in periods subsequent to the acquisition.  This adjustment had no impact on results for the 40 weeks ended November 8, 2008, and resulted in lower total revenue of $8.1 million for the period June 8, 2007, through November 10, 2007, which reduced gross profit, operating income and income before taxes.

Depreciation

As a result of the purchase accounting associated with the PCA Acquisition, fixed assets were recorded at approximately $35.0 million. The initial annual depreciation for PCA assets was approximately $17.8 million.

Amortization of Acquired Intangible Assets

As a result of the purchase accounting associated with the PCA Acquisition, $46.8 million was allocated to intangible assets related to the host agreements with Wal-Mart ($43.7 million) and the customer lists ($3.1 million).   The host agreements with Wal-Mart and the customer lists are being amortized over their useful lives.  This results in higher expense in depreciation and amortization expense relative to intangible assets.  The initial annual amortization was approximately $3.8 million.  Additionally, $21.2 million was allocated to goodwill.

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

16 weeks ended November 8, 2008 compared to 16 weeks ended November 10, 2007

The Company reported a net loss per diluted share of ($2.06) for the 16-week third quarter ended November 8, 2008, compared to ($1.57) in the comparable quarter of fiscal 2007.  Net loss for the third quarter of 2008 was $13.3 million versus $10.1 million in the corresponding prior year period.  The Company believes that both its Sears Portrait Studio (“SPS”) and PictureMe Portrait Studio (“PMPS”) brands’ third quarter results reflect a challenging economic environment which is affecting discretionary purchases such as portraiture.

Net sales totaled $115.8 million and $135.4 million in the third quarter of fiscal 2008 and 2007, respectively.

•	Net sales for the third quarter of 2008 decreased $19.6 million, or 14.5%, to $115.8 million from the $135.4 million reported in the third quarter of 2007.

SPS net sales for the third quarter of 2008 decreased $12.0 million, or 16.6%, to $60.4 million from the $72.4 million reported in the third quarter of 2007.  The 2008 third quarter SPS net sales performance was the result of a 10.9% decline in sittings and a 6.1% decline in average sale per customer sitting.  The sittings results reflect continued declines in visit frequency among existing customers mitigated in part by relatively strong trends in new customer acquisition and increasing loyalty plan conversion.  The average sale decline reflects a shift toward more price sensitive customers enticed by the low price package offer, as well as the increasing difficulty selling higher priced collections and specialty products in the current environment.

Net sales related to the Company’s PMPS brand for the third quarter of 2008 decreased $7.6 million, or 12.1%, to $55.4 million from the $63.0 million reported in the third quarter of 2007.  This sales performance resulted from an approximate 17.4% decline in sittings, offset significantly by an 8.1% increase in average sale per customer sitting.  The Company attributes the sittings decline to the difficult economic environment, which has especially pressured discretionary spending among consumers in lower income categories. The Company believes its increase in average sale per customer sitting is principally attributable to customers’ positive response to the new offerings made possible by the digital conversion and the implementation of new sales and performance management processes.

Costs and expenses were $132.1 million in the third quarter of 2008, compared with $148.0 million in the comparable prior year period.

•
Cost of sales, excluding depreciation and amortization expense, was $10.8 million in the third quarter of 2008 compared with $15.5 million in the comparable prior year period.   The decrease in cost of sales is attributable to decreased production costs resulting from lower overall manufacturing production levels, additional gains in manufacturing productivity, savings on film and shipping costs that resulted directly from the PMPS digital conversion, as well as decreased overhead costs as operations have been further streamlined in connection with the PMPS acquisition and digital conversion.

•
Selling, general and administrative (“SG&A”) expenses were $111.3 million and $120.4 million for the third quarter of 2008 and 2007, respectively.  The decrease in third quarter 2008 SG&A costs is primarily related to reductions in expense due to the elimination of duplicate costs, streamlining of operations related to the PMPS brand, more effective cost management, particularly in the areas of employment and insurance, reduced marketing expense primarily due to the timing of promotional programs for the busy season, as well as reduced host sales commissions due to lower sales.  These decreases were partially offset by a $1.6 million increase in digital training and travel costs related to the conversion of PMPS studios incurred during the quarter, the recording of contingent commissions due to Sears as a result of the PMPS acquisition and a nonrecurring 2007 reduction of $1.3 million attributable to a change in the Company’s vacation and sick pay policy.

●
Depreciation and amortization declined to $8.7 million in the third quarter of 2008 from $10.1 million in the comparable quarter of 2007 as a result of certain assets, acquired in connection both with the 2005 digital conversion of SPS and the 2007 acquisition of PCA, becoming fully depreciated.

●
In the third quarter of 2008 and 2007, the Company recognized $1.3 million and $2.0 million, respectively, in other charges and impairments associated with the PMPS Acquisition, which include severance costs, severance accruals, cure costs related to contracts assumed and other integration-related costs in connection with the PMPS Acquisition.

Interest expense was $3.9 million in the third quarter of 2008, compared to $3.4 million in the comparable period of the prior year.    The increase in interest expense is primarily the result of a $1.2 million adjustment to the fair value of an interest rate swap agreement, offset by lower average borrowings and interest rates in relation to the Credit Agreement.

Interest income was $87,000 in the third quarter of 2008 compared to $537,000 in the third quarter of 2007.  This decrease is primarily attributable to lower invested balances in 2008 as compared to 2007, the result of higher capital spending in 2008 related to the digital conversion of the PictureMe Portrait Studios.

Income tax benefit was $6.7 million in the third quarter of 2008 as compared to $5.3 million in the third quarter of 2007.  The resulting effective tax rates were 33.3% in 2008 and 34.8% in 2007.  The decrease in the effective tax rate in 2008 is primarily attributable to a projected decrease in anticipated profitability as a result of current economic conditions, as well as decreased tax rates in Canada.

Net loss from discontinued operations was $91,000 in the third quarter of 2007.  During the third quarter of 2007, the Company exited its UK operations, which was acquired in conjunction with the PCA Acquisition.

40 weeks ended November 8, 2008 compared to 40 weeks ended November 10, 2007

The Company reported a net loss for the 40-week first three quarters of 2008 of $17.2 million, or ($2.66) per diluted share, compared to a net loss of $12.2 million, or ($1.90) per diluted share, for the comparable first three quarters of fiscal 2007.  The operations of the PMPS brand are included for the full forty weeks of the first three quarters of 2008, but only for the twenty-two-week period of ownership in the first three quarters of 2007.  The Company believes that both brands’ initial first three quarters’ results reflect a challenging economic environment which is affecting discretionary purchases such as portraiture.  Results for the first three quarters were also significantly impacted by ongoing transitional expenses and extraordinary spending on digital conversion and training associated with the PMPS brand, offset in part by an improved operating contribution from the PMPS brand due to reduced overheads, increased operating efficiencies and an improved product mix and customer transaction average.

Net sales totaled $308.9 million and $261.3 million in the first three quarters of fiscal 2008 and 2007, respectively.

•	Net sales for the first three quarters of 2008 increased $47.6 million, or 18.2%, to $308.9 million from the $261.3 million reported in the first three quarters of 2007.

The Company believes that both brands’ initial first three quarters’ results were negatively impacted by the timing of Easter, a seasonally important time for portraiture sales, which fell two weeks earlier in 2008 than in 2007.  Historically, an earlier Easter translates into lower sales due to its closer proximity to the preceding Christmas holiday season during which customers are most portrait-active.

SPS net sales for the first three quarters of 2008 decreased $22.1 million, or 12.1%, to $161.3 million from the $183.4 million reported in the first three quarters of 2007.  This decrease resulted from an 11.0% decline in sittings and a 1.0% decline in average sale per customer sitting.  The sittings results reflect continued declines in visit frequency among existing customers mitigated in part by relatively strong trends in new customer acquisition and increasing loyalty plan conversion.  The average sale decline reflects a shift toward more price sensitive customers enticed by the low package offer, as well as the increasing difficulty selling higher priced collections and specialty products in the current environment.

Net sales related to the Company’s PMPS brand increased to $147.6 million in the first three quarters of 2008 from $77.9 million in the first three quarters of 2007.  The first three quarters of 2008 includes forty weeks of net sales as compared to only twenty-two weeks for the first three quarters of 2007.  Additionally, a purchase accounting adjustment related to the deferred revenue at the date of acquisition resulted in a one-time decrease in net sales of $8.2 million for the 2007 first three quarters.  On a comparable basis, PMPS net sales for the fiscal 2008 first three quarters represent an approximate 12.2% decrease in same store sales versus the comparable period of the prior year (results from the period February 4, 2007 to June 8, 2007 not reported in the Company’s historical results).  This sales performance resulted from an approximate 24.0% decline in sittings, offset significantly by a 15.5% increase in average sale per customer sitting.  The Company attributes the sittings decline to the difficult economic environment, which has especially pressured discretionary spending among consumers in lower income categories. The Company believes its increase in average sale per customer sitting is principally attributable to customers’ positive response to the new offerings made possible by the digital conversion and the implementation of new sales and performance management processes.

Costs and expenses were $329.1 million in the first three quarters of 2008, compared with $275.5 million in the comparable prior year period.

•
Cost of sales, excluding depreciation and amortization expense, was $29.8 million in the first three quarters of 2008 compared with $28.4 million in the comparable prior year period.  The increase in cost of sales is attributable to the inclusion of forty weeks of PMPS cost of sales in the first three quarters of 2008, compared to only twenty-two weeks for the first three quarters of 2007, partially offset by decreased production costs resulting from lower overall manufacturing production levels, additional gains in manufacturing productivity, improved product mix and savings on film and shipping costs that resulted directly from the PMPS digital conversion, as well as decreased overhead costs as operations have been further streamlined in connection with the PMPS acquisition and digital conversion.

•
Selling, general and administrative (“SG&A”) expenses were $275.2 million and $223.9 million for the first three quarters of 2008 and 2007, respectively.   The increase in the first three quarters 2008 SG&A costs is primarily attributable to the inclusion of forty weeks of PMPS costs, compared to only twenty-two weeks in the first three quarters of 2007.  The comparison is also affected by $4.6 million of digital training and travel costs related to the conversion of PMPS studios incurred during the first three quarters, the recording of contingent commissions due to Sears as a result of the PMPS acquisition, as well as nonrecurring reductions in SG&A in the prior year period of approximately $4.4 million from the deferred revenue purchase accounting adjustment and $3.0 million attributable to a change in the Company’s vacation and sick pay policy.  These increases were partially offset by the elimination of duplicate costs, streamlining of operations related to the PMPS brand, more effective cost management, particularly in the areas of employment and insurance, reduced marketing expense primarily due to the timing of promotional programs for the busy season, as well as reduced host sales commissions due to lower sales.

•
Depreciation and amortization was $21.7 million in the first three quarters of 2008, compared to $19.7 million in the comparable first three quarters of 2007.  This increase is attributable to the inclusion of forty weeks of PMPS costs, compared to only twenty-two weeks in the first three quarters of 2007, as well as increased depreciation in relation to equipment purchased for the digital rollout.  These increases were partially offset by a decline in depreciation as a result of certain assets, acquired in connection both with the 2005 digital conversion of SPS and the 2007 acquisition of PCA, becoming fully depreciated.

•
In the first three quarters of 2008 and 2007, the Company recognized $2.4 million and $3.5 million, respectively, in other charges and impairments associated with the PMPS Acquisition, which include severance costs, severance accruals, cure costs related to contracts assumed and other integration-related costs in connection with the PMPS Acquisition.

Interest expense was $6.8 million in the first three quarters of 2008 compared to $5.4 million in the comparable first three quarters of the prior year.  The increase in interest expense is primarily the result of higher average borrowings in relation to the Credit Agreement, partially offset by lower interest rates.

Interest income was $567,000 in the first three quarters of 2008 compared to $1.3 million in the first three quarters of 2007.  This decrease is primarily attributable to lower invested balances in 2008 as compared to 2007, the result of higher capital spending in 2008 related to the digital conversion of the PictureMe Portrait Studios.

Income tax benefit was $9.1 million for the first three quarters of 2008 compared to $6.4 million in the first three quarters of 2007.   The resulting effective tax rates were 34.6% in 2008 and 34.8 % in 2007.

Net loss from discontinued operations was $197,000 in the twenty-two weeks from the date of the PCA Acquisition to the end of the third quarter of 2007.  In connection with the PCA Acquisition, the Company decided to sell the UK operations for one British Pound in the third quarter of 2007.  The decision was made in order to eliminate unprofitable brands and allow a more concentrated operational focus on the PMPS brand.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of the Company’s cash flows for first three quarters of 2008 and 2007:

thousands	40 Weeks Ended
	November 8, 2008	November 10, 2007
Net cash (used in) provided by:
Operating activities	$(13,653)	$11,275
Financing activities	(6,137)	93,812
Investing activities	(31,101)	(95,654)
Effect of exchange rate changes on cash	(163)	303

Net (decrease) increase in cash	$(51,054)	$9,736

Net Cash (Used In) Provided By Operating Activities

Net cash used in operating activities was $13.7 million during the first three quarters of 2008 compared to net cash provided of $11.3 million in the comparable period of 2007.  Cash flows in the first three quarters of 2008 decreased from the first three quarters of 2007 primarily due to net operating losses and the timing of payments related to changes in various balance sheet accounts totaling $25.5 million, $3.5 million related to a change in the payment schedule for Wal-Mart commissions per the related contract, $4.4 million for digital training and travel related to the ongoing conversion and increased spending for interest cost ($2.0 million).  These were offset in part by delays in spending for advertising ($8.2 million) and decreased payments for severance and integration-related costs associated with the acquisition of PCA ($2.3 million).

Net Cash (Used In) Provided By Financing Activities

The increase in cash used in financing activities in the first three quarters of 2008 is primarily attributable to nonrecurring events from 2007.  These include long-term borrowings of $116.1 million related to the PCA Acquisition and the release of $1.0 million of restricted cash, offset by the payment of debt issuance costs of $2.7 million.  Additionally, the company experienced a decrease in repayment of long-term borrowings of $8.5 million and received proceeds of $5.5 million in relation to the Company’s revolving credit facility, which was used for working capital and general business purposes.

At November 8, 2008, the Company had $111.5 million outstanding under its existing Credit Agreement.  The Company was in compliance with all the covenants under its Credit Agreement as of November 8, 2008.

Net Cash Used In Investing Activities

Net cash used in investing activities was $31.1 million during the first three quarters of 2008 as compared to $95.7 million during the first three quarters of 2007.  This decrease was primarily attributable to the PCA Acquisition and related costs in 2007 totaling $83.3 million, offset in part by an increase in capital expenditures of $18.0 million in the first three quarters of 2008 as compared to the first three quarters of 2007 due to the ongoing digital conversion of the PictureMe Portrait Studios.

Off-Balance Sheet Arrangements

Other than standby letters of credit to support various self-insurance programs and the ongoing guarantee of certain operating real estate leases of Prints Plus, both of which are more fully discussed in the following Contingencies section, the Company has no additional off-balance sheet arrangements.

Contingencies

Standby Letters of Credit

As of November 8, 2008, the Company had outstanding standby letters of credit in the principal amount of $20.6 million primarily used in conjunction with the Company’s self-insurance programs.

Sears Agreement

The Company is currently in the final year of a 10-year contract with Sears that governs the operations of its U.S. Sears Portrait Studios.  The Company and Sears are currently in discussions regarding a new, multi-year agreement.

Contingent Commission Payments

The Company, upon certain conditions, is required to provide Sears with certain commission adjustments (the “Contingent Payments”) through 2008, the remaining term of the current U.S. agreement. The Contingent Payments are triggered only if the Company operates more than 24 domestic non-Sears portrait studios and the rate of growth in total contractual commissions paid to Sears by the Company under the pre-existing agreement does not exceed levels specified in the agreement. If both of the above mentioned conditions occur, the Contingent Payments are determined by a formula included in the agreement. However, in no event shall such payments exceed $2.5 million annually or $7.5 million cumulatively through 2008, the remaining term of the current agreement. As a result of the addition of the PictureMe Portrait Studios in 2007, this provision applies and a pro rata portion of the related commission adjustments has been accrued in the third quarter 2008 consolidated financial statements.

Contingent Lease Obligations

In July 2001, the Company announced the completion of the sale of its Wall Décor segment, which included the ongoing guarantee of certain operating real estate leases of Prints Plus.  As of November 8, 2008, the maximum future obligation to the Company under its guarantee of remaining leases is approximately $1.0 million.  To recognize the risk associated with these leases based upon the Company’s past experience with renegotiating lease obligations and the management’s evaluation of remaining lease liabilities, the Company has recorded lease obligation reserves totaling approximately $740,000 at November 8, 2008.  Based on the status of remaining leases, the Company believes that the $740,000 reserve is adequate to cover the potential losses to be realized under the Company’s remaining operating lease guarantees.

Liquidity

Cash flows from operations, cash and cash equivalents and the seasonal borrowing capacity under the revolving portion of the Company’s Credit Agreement, represent expected sources of funds in 2008 to meet the Company’s obligations and commitments, including debt service, annual dividends to shareholders, planned capital expenditures, which are estimated not to exceed $34.0 million for fiscal 2008, and normal operating needs.   As a result of the continuing challenging economic environment, the Company has experienced certain market challenges, which are discussed in Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

ACCOUNTING PRONOUNCEMENTS AND POLICIES

Adoption of New Accounting Standards

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”).  FSP 157-3 clarifies the application of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS No. 157”), which the Company adopted on February 3, 2008, related to financial assets and financial liabilities, in an inactive market and demonstrates how the fair value of a financial asset is determined when the market for that financial asset is inactive.  FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  The adoption of FSP 157-3 did not have a material effect on the Company’s results of operations or financial condition as it did not have any financial assets in inactive markets as of November 8, 2008.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”).  The statement requires enhanced disclosures that expand the disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities.  It will require more robust qualitative disclosures and expanded quantitative disclosures.  This statement will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  It is expected that this statement will not have a material effect on the Company’s financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurments,” (“SFAS No. 157”).  This statement did not require any new fair value measurements, but rather, it provided enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The changes to current practice resulting from the application of this statement related to the definition of fair value, the methods used to estimate fair value, and the requirement for expanded disclosures about estimates of fair value. This statement became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The effective date for this statement for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, has been delayed by one year.  The Company adopted the provisions of SFAS No. 157 related to financial assets and financial liabilities on February 3, 2008.  The partial adoption of this statement did not have a material impact on the Company’s financial statements. It is expected that the remaining provisions of this statement will not have a material effect on the Company’s financial statements.  See Note 2 for further details.

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

Recoverability of Goodwill, Acquired Intangible Assets and Long-Lived Assets

The Company accounts for goodwill under SFAS No. 142, "Goodwill and Other Intangible Assets," (“SFAS No. 142”) which requires the Company to review goodwill for impairment on an annual basis, and between annual tests whenever events or changes in circumstances indicate the carrying amount may not be recoverable. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase is a screen for impairment, which compares the Company’s estimated fair value (market capitalization) to its carrying value (consolidated net assets).  If the carrying value exceeds the estimated fair value in the first phase, the second phase is performed in which the Company’s goodwill is written down to its implied fair value, which the Company would determine based upon a number of factors, including operating results, business plans and anticipated future cash flows.

The Company performs its annual impairment test at the end of its second quarter, or more frequently if circumstances indicate the potential for impairment.  The Company completed its annual impairment test of goodwill during the second quarter of 2008 and concluded at that time, based upon a market capitalization significantly in excess of the carrying value of the Company’s net assets, that no write-downs or impairment charges were required at that time.

As of November 8, 2008, the end of the Company’s third quarter, the Company’s market capitalization continued to significantly exceed the carrying value of the Company’s net assets.  Accordingly, no goodwill impairment was deemed to be indicated at that date, and no impairment analysis was necessary in the third quarter.  The Company will reassess the carrying value of goodwill at the end of its fourth fiscal quarter, which ends February 7, 2009.  If there are indications at that date that goodwill is impaired, the Company will perform a fair value analysis of its goodwill in accordance with its policy.  If the Company were required to write-down its goodwill, the resulting non-cash impairment charge could be significant, which would adversely affect the Company’s financial position and results of operations.

The Company reviews its intangible assets with definite useful lives under SFAS No. 144, which requires the Company to review for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of intangible assets with definite useful lives is measured by a comparison of the carrying amount of the asset to the estimated future undiscounted cash flows expected to be generated by such assets.  If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, which is determined on the basis of discounted cash flows.

As a result of the continuing challenging economic and consumer retail environment, the Company’s management, in connection with the preparation of its 2008 third quarter financial statements, conducted a sensitivity analysis relating to the fair value of the Company’s intangible assets with definite useful lives and concluded no impairment was indicated.  This sensitivity analysis will be reperformed in the fourth fiscal quarter ended February 7, 2009.  It is possible that changes in circumstances, existing at that time or at other times in the future, or in the assumptions and estimates, including historical and projected cash flow data, utilized by the Company in its evaluation of the recoverability of its intangible assets with definite useful lives, could require the Company to write-down its intangible assets and record a non-cash impairment charge, which could be significant, and would adversely affect the Company’s financial position and results of operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The statements contained in this report, and in particular in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995, and involve risks and uncertainties.  The Company tries to identify forward-looking statements by using  words such as “preliminary,” “plan,” “expect,” “looking ahead,” “anticipate,” “estimate,” “believe,” “should,” “intend,” and other similar expressions.   Management wishes to caution the reader that these forward-looking statements, such as the Company’s outlook for  portrait studios, net income, future cash requirements, cost savings, compliance with debt covenants, valuation allowances, reserves for charges and impairments and capital expenditures, are only predictions or expectations; actual events or results may differ materially as a result of risks facing the Company.  Such risks include, but are not limited to: the Company’s dependence on Sears and Wal-Mart, the approval of the Company’s business practices and operations by Sears and Wal-Mart, the termination, breach or increase of the Company’s expenses by Sears under the license agreements, or Wal-Mart under the lease agreements, customer demand for the Company’s products and services, manufacturing interruptions, dependence on certain suppliers, competition, dependence on key personnel, fluctuations in operating results, a significant increase in piracy of the Company’s photographs, widespread equipment failure, compliance with debt covenants, increased debt level due to the acquisition of Portrait Corporation of America, Inc. (“PCA”), implementation of marketing and operating strategies and other risks as may be described in the Company’s filings with the Securities and Exchange Commission, including its Form 10-K for the year ended February 2, 2008.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” included in the Company’s 2007 Annual Report on Form 10-K that is filed with the Securities and Exchange Commission.  The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign exchange rates and are minimal.  At November 8, 2008, the Company’s debt obligations have floating interest rates, however, the swap agreement discussed below has effectively fixed the rate on $57.5 million of the debt.  The impact of a 1% change in interest rates affecting the Company’s debt would increase or decrease interest expense by approximately $485,000.  The Company’s exposure to changes in foreign exchange rates relative to the Canadian operations is minimal, as Canadian operations constitute only 11.9% of the Company’s total assets and 11.9% of the Company’s total sales as of and for the forty weeks ended November 8, 2008.  The Company’s exposure to changes in foreign exchange rates relative to the Mexican operations is minimal, as Mexican operations constitute 1.7% of the Company’s total assets and 2.7% of the Company’s total sales as of and for the forty weeks ended November 8, 2008.

The Company has an interest rate swap to reduce exposure to market risk from changes in interest rates by swapping an unknown variable interest rate for a fixed rate.  This swap agreement has not been designated as a hedge as it has not been determined that it qualifies for cash flow hedge accounting.  The principal objective of this contract is to minimize the risks and/or costs associated with the Company’s variable rate debt.  Gains and losses are recognized in the statement of operations as interest expense throughout the interest period.  The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to this financial instrument; however, the counterparty to this agreement is a major financial institution, and the risk of loss due to nonperformance is considered by management to be minimal.  The Company does not hold or issue interest rate swaps for trading purposes.  The following is a summary of the economic terms of the agreement at November 8, 2008:

Notional amount	$57,500,000

Fixed rate paid	4.97%

Variable rate received	4.00%

Effective date	September 17, 2007

Expiration date	September 17, 2010

Item 4.                      Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of November 8, 2008.  Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

b)	Changes in Internal Control

There were no changes in the Company’s internal controls over financial reporting during the quarter ended November 8, 2008, that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting except for that discussed below.

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

The Company has remediated the material weaknesses in relation to the accounting for the interest rate swap and advertising costs as of November 8, 2008, and expects to have the material weakness in relation to the accounting for income taxes remediated by the end of the fiscal year 2008.

PART II.    OTHER INFORMATION

Items 1, 2, 3 and 4 are inapplicable and have been omitted.

Item 1A.                                Risk Factors

In addition to the other information set forth in this report, the risks described in Part 1, Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008 (“Form 10-K”), should be considered.  The risks described below supplement the risks described in our Form 10-K.

The Company’s results of operations and financial condition have been, and could continue to be, adversely affected by the continuing challenging economic environment.

The recent turmoil in the economic environment has resulted in a decline in discretionary spending among customers in lower income categories and has made selling higher priced collections and specialty products more difficult, which has adversely impacted the Company’s results.  If the economic environment continues to experience such turmoil, the Company’s results could be further adversely affected.

As a result of decreased sales levels as discussed previously, the earnings of the Company are lower than anticipated.  The Company was in compliance with all debt covenants under its Credit Agreement as of November 8, 2008.  In view fo the continuing challenging economic environment, the Company is in discussions with its lenders to ensure continuing compliance with all its covenants.  The Company has a cash balance of approximately $29.4 million at December 17, 2008, which is considered adequate, together with anticipated cash flow from operations, to fund the Company's cash requirements for the forseeable future.

Item 5.                                Other Information

Jim Mills Employment Agreement

On September 22, 2008, the Board of Directors of the Company appointed Jim Mills, age 43, to the position of Executive Vice President of Field Operations of CPI Corp.  Mr. Mills joined CPI Corp. following 24 years with RadioShack Corporation where he began his career as a store manager and was promoted through the management ranks to positions of increasing responsibility in the areas of operations and merchandising.  In his most recent position as Vice President of Wholesale Channels, Mr. Mills was responsible for operations in nearly 2,600 locations in the U.S. and Mexico.  Mr. Mills is not a party to any transaction requiring disclosure under Item 404(a) of Regulation S-K.

The following summary of the Employment Agreement with Mr. Mills is qualified by reference in its entirety to the Employment Agreement, incorporated hereto by reference as Exhibit 10.65.

On September 2, 2008, the Company entered into an agreement with Mr. Mills.  The term of Mr. Mills’ employment is indefinite.

Mr. Mills is entitled to receive a nonstatutory option to purchase 25,000 shares of the Company’s common stock at the fair market value on the first day of his employment.  The options will vest in three equal increments on the first, second and third anniversaries of his commencement of employment and will thereafter be exercisable provided the stock maintains the following target prices for twenty consecutive trading days: $25 for the first one-third of options; $45 for the second one-third and $65 for the final one-third. The options will expire on the tenth anniversary of the grant date.  The options are subject to Mr. Mills’ continuing employment and the execution and delivery of a nonstatutory stock option agreement.

Mr. Mills is eligible to participate in the Company’s Performance Incentive Plan (the “Plan”), which governs annual performance-based awards for designated executives and key employees.  It is anticipated that payments made to Mr. Mills under the Plan will be made substantially in the form of restricted stock.

Mr. Mills is entitled to participate in other benefits and plans available to executives, including participation in the Company’s 401(k) plan, health care and disability coverage, life insurance and paid vacation.  Mr. Mills is also entitled to receive reimbursement for certain moving and temporary housing expenses.  Mr. Mills is subject to customary confidentiality, non-compete and insider obligations, which include an agreement not to be employed by or act as a consultant for any direct competitor of the Company.  In the event the Company terminates Mr. Mills’ employment without cause, (a) on or before the first anniversary of his commencement of employment, he is entitled to six months’ base salary and (b) at any time after the first anniversary of his commencement of employment, he is entitled to receive a lump sum payment equal to one year’s base salary.

David Meyer Chairman Agreement

On September 22, 2008, the Compensation Committee of the Company’s Board of Directors (the “Committee”) approved the  Chairman’s Agreement (the “Agreement”) with David Meyer regarding his compensation as Chairman of the Board of Directors of the Company.

The following summary of the Agreement with Mr. Meyer is qualified by reference in its entirety to the Chariman’s Agreement, incorporated hereto by reference as Exhibit 10.66.

On September 22, 2008, the Company approved an agreement with Mr. Meyer.  The term of Mr. Meyer’s compensation arrangement is effective September 22, 2008 and will continue for an initial term expiring on the last day of fiscal year 2009.

During the term of the Agreement, Mr. Meyer will oversee and advise executive management of the Company relating to certain strategic goals as outlined in the Agreement.

In consideration of the Agreement, and provided that Mr. Meyer remains Chairman of the Board of Directors of the Company at all times during the term of the Agreement, Mr. Meyer will be eligible to receive an annual retainer of $200,000 for each fiscal year of the Company during the term of the Agreement, payable in shares of common stock of the Company and vesting at specific dates as noted in the Agreement.  Mr. Meyer is also eligible to receive an annual performance bonus for each fiscal year of the Company during the term of the Agreement in an amount, in the aggregate, equal to 0.67% of the Adjusted EBITDA as reported in the applicable earnings release of the Company for such fiscal year.  Mr. Meyer’s performance bonus for fiscal year 2008 is subject to satisfaction of certain targets as noted in the Agreement.  Mr. Meyer’s fiscal year 2009 targets will be mutually agreed upon not later than 90 days after the beginning of fiscal year 2009.  Performance bonuses awarded are payable in shares of common stock of the Company and vest as of the date of such award.

Mr. Meyer is entitled to receive a nonstatutory option to purchase up to 60,000 shares of the Company’s common stock, subject to the terms, conditions and restrictions set out in the Stock Option Agreement as attached to the Agreement which include terms and conditions substantially the same as those that apply to the executives’ options, except that 50% of options would vest on the last day of fiscal year 2008, 50% would vest on the last day of fiscal year 2009 and the option will have a five-year term.

Mr. Meyer is also entitled to reimbursement for all reasonable, documented expenses incurred at the Company’s request in connection with the Agreement.

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
Rose O'Brien Vice President, Corporate Controller (Principal Accounting Officer)

Date: December 18, 2008

CPI CORP.
E-1
EXHIBIT INDEX

10.64	Master Lease Agreement between Wal-Mart Stores East, L.P., Wal-Mart Stores, Inc., Wal-Mart Louisiana, LLC,
Wal-Mart Stores Texas, LP, and Portrait Corporation of America, Inc. The Company received the confidential treatment request granted.

10.65	Employment Agreement by and between CPI Corp. and Jim Mills, dated September 2, 2008.

10.66	Chairman's Agreement by and between CPI Corp. and David Meyer, dated September 22, 2008.

11.1	Computation of Per Common Share Loss - Diluted - for the 16 and 40 weeks ended November 8, 2008 and November 10, 2007.

11.2	Computation of Per Common Share Loss - Basic - for the 16 and 40 weeks ended November 8, 2008 and November 10, 2007.

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934 by the Chief Executive Officer.

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934 by the Chief Financial Officer.

32.0	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
by the Chief Executive Officer and the Chief Financial Officer.