Form 10-K
period 2009-02-07
CPI CORP
filed 2009-04-23
CIK 25354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 7, 2009                                                                                or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

Commission file number 1-10204

CPI Corp.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 1706 Washington Ave., St. Louis, Missouri (Address of principal executive offices)	43-1256674 (I.R.S. Employer Identification No.) 63103 (Zip Code)

Registrant’s telephone number, including area code: 314/231-1575

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $0.40 per share	Name of each exchange on which registered New York Stock Exchange

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

Large accelerated filer   ☐            Non-accelerated filer   ☐              Accelerated filer   ☒        Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes    ☒ No

As of July 19, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $74,847,497 based on the closing sales price of the common stock as reported on the New York Stock Exchange.

As of April 17, 2009, 6,953,015 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Annual Report incorporates by reference certain information from the registrant’s definitive proxy statement for the 2009 annual meeting of the shareholders, which the registrant intends to file with the Securities and Exchange Commission no later than 120 days after the close of the registrant’s fiscal year ended February 7, 2009.

TABLE OF CONTENTS

Forward-Looking Statements

The statements contained in this report, and in particular in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties.  The Company identifies forward-looking statements by using words such as "preliminary," "plan," "expect," "looking ahead," "anticipate," "estimate," "believe," "should," "intend," and other similar expressions.  Management wishes to caution the reader that these forward-looking statements, such as the Company’s outlook for portrait studios, net income, future cash requirements, cost savings, compliance with debt covenants, valuation allowances, reserves for charges and impairments and capital expenditures, are only predictions or expectations; actual events or results may differ materially as a result of risks facing the Company.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” beginning on page 9 of this report.  The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business

An Overview of the Company

CPI Corp. (“CPI”, the “Company” or “we”), a Delaware corporation formed in 1982, is a long-standing leader, based on sittings, number of locations and related revenues, in the professional portrait photography of young children, individuals and families.  From a single studio opened by our predecessor company in 1942, we have grown to 3,046 studios, as of February 7, 2009, throughout the U. S., Canada, Mexico and Puerto Rico principally under license agreements with Sears, Roebuck and Co. (“Sears”) and lease and license agreements with Wal-Mart Stores, Inc. (“Wal-Mart”).

The Company has provided professional portrait photography for Sears’ customers since 1959 and has been the only Sears portrait studio operator since 1986.  On June 8, 2007, the Company completed its acquisition of substantially all of the assets (the “Assets”) of Portrait Corporation of America (“PCA”) and certain of its affiliates (collectively, the “Sellers”) and assumed certain liabilities of PCA (the “PCA Acquisition”).  The operations acquired in the PCA Acquisition are operating within CPI Corp. as the PictureMe Portrait Studio® brand (“PMPS brand”).  For purposes of this report, the PMPS brand includes all studios operating under Wal-Mart agreements; those in the U.S. are operating as PictureMe Portrait Studio® and as Wal-Mart Portrait Studios in Canada and Mexico.  As a result of the PCA Acquisition, CPI is the sole operator of portrait studios in Wal-Mart Stores and Supercenters in all fifty states in the U.S., Canada, Mexico and Puerto Rico.  As of February 7, 2009, PictureMe Portrait Studio® operated 2,019 studios worldwide, including 1,642 in the U.S. and Puerto Rico, 259 in Canada and 118 in Mexico.  Approximately $110.9 million of long-lived assets are used in our domestic operations as of February 7, 2009.

In Canada, we operate 110 portrait studios in Sears and 259 studios in Wal-Mart and generated $54.6 million of 2008 net sales, accounting for 12% of our revenues.  Long-lived assets employed in the Company’s Canadian operations at February 7, 2009, amounted to $16.1 million.

In Mexico, we operate 118 studios in Wal-Mart.  With 2008 net sales of $10.1 million, our Mexican studios accounted for 2% of our revenues.  Long-lived assets employed in the Company’s Mexican operations at February 7, 2009, amounted to $1.6 million.

We operate a website which supports and complements our Sears studio operations.  Searsphotos.com serves as a vehicle to archive, share portraits via email (after a portrait session) and order additional portraits and products.  In 2008, revenues from on-line sales and services were approximately $2.3 million.

The Company’s Products and Services

Each of the Company’s portrait studio brands offer customers a wide range of differentiated portrait products, portrait choices, ordering options and service offerings with fully digital capabilities.  CPI’s full digital process offers significant advantages compared to other portrait providers, including being the only company that employs trained digital technicians who optimize portrait quality during the manufacturing process.  A package sitting consists of a fixed number of portraits, all of the same pose, for a relatively low price. Package customers may buy additional portrait sheets for a fee.  A custom sitting consists of portraits purchased by the sheet and allows for a variety of sizes, poses and backgrounds.  A collection sitting consists of a predetermined number of portraits bundled together at significant savings.

Our PictureMe Portrait Studio® brand focuses on the sales of packages and portrait collections. Our packages are studio-wide, low-priced advertised “introductory” offers and provide a high volume of portraits with less customization and more limited selections. Our associates offer customers the opportunity to upgrade to portrait collections in which customers receive a greater variety in terms of poses, sizes and customization.  Our Sears brand focuses on customized portrait solutions that provide a wide variety of selection, customization and an enhanced studio experience.  Due to the wide variety and customization allowed within our Sears studios, the customer is charged a session fee. There are no session fees in our PictureMe Portrait Studio® studios.

Each brand offers customers the opportunity to join a portrait savings club.  Each club requires a one-time membership fee for a certain enrollment period, which is currently one year.  PictureMe Portrait Studio® Portrait Smiles Club members receive savings on products and services and a free portrait sheet on each returning visit.  Sears’ Super Saver Program members also receive savings on products and services and pay no session fees for the enrollment period.  Both of these plans were designed to promote customer loyalty while encouraging frequent return visits to the studio.

As of April 10, 2009, all of our studios, with the exception of 85 Sears Portrait Studios in Canada, are digital.  In Sears’ digital studios, customer orders are either printed immediately in the studio and/or high-resolution images are transmitted electronically to one of our processing centers for fulfillment.  PictureMe Portrait Studio® studios do not offer on-site printing. Our processing centers complete the customer’s orders to their specifications and return them to the studio for pick-up. Orders placed in digital studios are generally available for pick-up within 10 days from the time of order.  Orders placed in film studios are delivered in approximately 2½ weeks.

Sears Portrait Studios have the ability to upload images from any portrait session to our safe and secure searsphotos.com website. With a code and individualized passwords, our customers can view their images from home, share them via email with family and friends, and place orders online for portraits or gifts such as personalized t-shirts, mugs, mouse pads and more.  The Company also plans to launch a similar website for its PictureMe Portrait Studio® in 2009.

Financial and Other Business Information

See Item 8 – Financial Statements and Supplementary Data for information on our financial condition, including revenues and net earnings for each of the last three fiscal years.  For geographic related information, see Note 1 – Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements.

The Company’s results of operations for the fiscal year 2008 were adversely impacted as a result of the continuing challenging economic environment, which is affecting discretionary purchases such as portraiture.  As part of the Company’s continuing response to the ongoing market challenges, it has executed a number of cost reductions, which include delay or cancellation of certain expenditures, reduction in staffing and revised marketing strategies to target the more price-sensitive customer.  See Item 1A – Risk Factors and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information related to market challenges.

The Company’s Host Relationships

Sears

We have enjoyed a strong relationship with Sears for nearly 50 years under a series of license agreements, the most recent of which was entered into on December 22, 2008, pursuant to which the Company operates professional portrait studios at Sears locations in the U.S.

Pursuant to the terms and subject to the conditions of the License Agreement, we have agreed to operate professional portrait studios under the name “Sears Portrait Studios.” The term of the License Agreement commenced on January 1, 2009, and ends on December 31, 2014.  The Company has the right to extend the License Agreement for up to four additional years if (i) it makes over a certain amount of capital expenditures with respect to Sears U.S. studios that are approved by Sears within a 12 month period, (ii) the net sales under the contract satisfy certain sales growth targets in 2013 or (iii) the Company pays Sears the amount that we would have owed Sears if the sales growth targets were met (taking into account amounts already paid to Sears).  Under the License Agreement, the Company has agreed to pay Sears a percentage commission on the net sales of the Sears U.S. studios that is higher than the commission under the previous license agreement with Sears.  The Company will share with Sears a portion of actual savings from operating productivity improvements implemented through the cooperation of the parties.  The Company believes that the increase in commission rates will be substantially offset by these operating productivity improvements.  Under the terms of our existing license agreement with Sears in the United States, Sears is under no contractual obligation to invite us to open portrait studios in their new stores.  Once we do establish a portrait studio in a new Sears store, that studio is then governed by the terms of our existing license agreement.

The License Agreement contains certain termination rights for both the Company and Sears.  These termination events include: (i) a breach of the License Agreement that is not cured (if curable) within thirty (30) days of written notice of such breach, (ii) the occurrence of a change of control of the Company without Sears’ consent, (iii) the Company’s conviction or pleading no contest to a felony or the Company engages in any conduct that is likely to materially adversely affect it’s, the Sears U.S. studios or Sears, and (iv) the Company’s failure to maintain appropriate insurance coverage or its failure to pay amounts owed to Sears under the License Agreement when due.  In addition, Sears may terminate the License Agreement solely with respect to any affected Sears U.S. studio due to the closing of a Sears store.

Upon expiration of the term of the License Agreement or upon certain termination events, Sears shall have the right to purchase certain furniture, fixtures and equipment located at the Sears U.S. studios at fair market value, as determined by three independent ASA certified equipment appraisals.

On December 22, 2008, the Company and Sears entered into a Letter Agreement (the “Letter Agreement”) to resolve all amounts owed with respect to the adjustment provision to Earned Commissions set forth under paragraph (B)(2) to Exhibit C to the previous license agreement which expired on December 31, 2008, and in settlement of certain other obligations under the previous license agreement.  Pursuant to the terms and subject to the conditions of the Letter Agreement, the Company agreed to pay Sears $6,750,000 in cash upon the execution of the Letter Agreement, $1,500,000 in cash on April 30, 2009, and $150,000 annually for six years. In addition, the Company agreed to transfer 325,000 shares of common stock to Sears or its designee.  The Company has previously reserved $4.2 million in connection with these obligations.  Fur further details and accounting treatment, see Note 12 and Note 16 to the Notes to the Consolidated Financial Statements.

Throughout the period of our relationship with Sears, Sears has never terminated the operation of any of our studios, except in connection with Sears store closings.  As of February 7, 2009, the Company operated 887 studios located in Sears stores and 29 freestanding studios under the Sears name in the U.S.  We provide all studio furniture, equipment, fixtures, leasehold improvements and advertising and are also responsible for hiring, training and compensating our employees.  As a Sears licensee in studios located in Sears stores, we enjoy the benefits of using the Sears name, access to prime retail locations, Sears’ daily cashiering and bookkeeping systems, store security services and Sears’ assumption of certain credit card fees and credit and check authorization risks.  Our customers also have the convenience of using their Sears credit cards to purchase our products and services.  As a Sears licensee in freestanding studios under the Sears name in the U.S., we pay rent and utilities at each of these locations and benefit from the use of the Sears name and Sears’ payment for certain credit card fees and check clearance systems.

Under a license agreement with Sears Canada, Inc., a subsidiary of Sears, the Company operates 110 Canadian studios as of February 7, 2009.  This agreement, dated January 1, 2003, expired December 31, 2006.  We continue to operate our Canadian studios under the terms of the aforementioned agreement as discussions continue with Sears Canada to arrive at a mutually satisfactory extension or new agreement.  The Company pays Sears a license fee in Canadian dollars based on total annual net sales.  We provide all studio furniture, equipment, fixtures and advertising and are responsible for hiring, training and compensating our employees.

While Sears has informed us that they plan to close nine Sears locations in which we operate portrait studios, we are not aware of any specific intentions to close a significant number of existing full-line, mall-based stores that contain our portrait studios.  There can be no assurance that some such closures may not occur in the future thus resulting in the concurrent closure of some of our existing portrait studios.  The closure of a significant number of Sears full-line, mall-based stores that result in the closing of related portrait studios, to the extent such closures are not offset by openings of portrait studios in new Sears stores or other formats or venues, could have an adverse impact on the Company’s operations.

Wal-Mart

Upon the PCA Acquisition on June 8, 2007, the Company became the sole operator of portrait studios in Wal-Mart Stores and Supercenters in the U.S., Canada, Mexico and Puerto Rico.  The Company operates under the trade names PictureMe Portrait Studio® in the U.S., Wal-Mart Portrait Studios in Canada and Estudios Fotografia in Mexico.  As of February 7, 2009, the Company operated 2,019 studios in Wal-Mart locations worldwide and approximately 48% of our fiscal 2008 revenue was derived from sales within Wal-Mart.  We are not aware of any specific intentions Wal-Mart has to terminate or materially reduce the scope of our lease agreements.   As part of the PCA Acquisition, we assumed certain preexisting lease and license agreements between PCA and Wal-Mart.  These agreements are summarized below.

Effective June 8, 2007, the Company has a U.S. Master Lease Agreement with Wal-Mart Stores East LP, Wal-Mart Stores, Inc., Wal-Mart Louisiana, LLC and Wal-Mart Stores Texas, LLC (the “U.S. Lease Agreement”).   The U.S. Lease Agreement, negotiated by PCA and Wal-Mart during PCA’s bankruptcy proceedings, requires us to pay a rental fee to Wal-Mart based upon a percentage of sales of our studios operating in Wal-Mart’s U.S. stores.  The agreement has an initial term of three years but automatically extends for an additional two years for each studio from which Wal-Mart receives rental fees for the period July 1, 2008, through June 30, 2009, at a minimum specified rate per square foot.  For each studio in which Wal-Mart receives less than the specified rate per square foot, the Company and Wal-Mart may mutually agree to extend the individual studio agreement for an additional two years by written agreement.  The majority of studios are located in prominent locations at the front of the Store or Supercenter, affording easy access to Wal-Mart’s significant foot traffic.

Our relationship with Wal-Mart Canada Corp. is governed by an amended and restated license agreement effective January 1, 2006.  We are required to pay Wal-Mart Canada a license fee based on a percentage of the sales of our portrait studios operated in Wal-Mart’s Canadian stores.  The agreement has a five-year term, and Wal-Mart Canada has an option to renew for two renewal periods of two years each.  Studios that were in operation on the effective date of this agreement are subject to a license schedule, which specifies expiration dates for those specific studios.  Based on this license schedule, our Canadian studios’ licenses expire as follows: 111 (all but one of which have been renewed to-date) in 2009, 102 in 2010, 24 in 2011, 10 in 2012, 4 in 2013 and 4 in 2014.  Although we anticipate that these agreements will renew, there is no assurance of such.  As of February 7, 2009, we operated 259 studios under the agreement with Wal-Mart Canada.

Within Mexico, our relationship with Nueva Wal-Mart De Mexico, S de R.L. de C.V. ("Nueva Wal-Mart De Mexico") is governed by an agreement dated as of June 1, 2002, for the first 44 studios. New agreements, with the same terms, are entered into as additional studios are added in Mexico. The agreements run for an undefined period of time. Neither party may terminate an agreement for a studio during the studio's first year of operation; thereafter, either party may terminate the agreement with respect to a studio by giving the other party written notice 30 days prior to the termination date.  Under these agreements, Nueva Wal-Mart De Mexico is compensated based upon a percentage of our total sales in all Wal-Mart studios in Mexico.  As of February 7, 2009, we operated in 118 Nueva Wal-Mart De Mexico studios.

Industry Background and Competition

We compete in a highly fragmented domestic professional portrait photography industry, estimated to be approximately $7.8 billion. The primary customer categories within the industry are babies, preschoolers, school-age children (including youth sports and graduation portraits), adults, families/groups, weddings, passports and churches. Other catergories include: cruise ships, conventions/events, glamour and business portraits. Our competitors include large studio chains operating in national retailers, other national free-standing portrait studio companies, numerous regional start-ups aided by the advancements in digital photographic technology, national school and church photographers and a large number of independent portrait photography providers. The majority of the industry is comprised of small, independent photography companies and individual photographers.

Like CPI, several other portrait photography companies provide services in retail hosts. These companies and their retail hosts include: LifeTouch (JC Penney and Target), Olan Mills (K-Mart, Belk’s, Meijer’s and Macy’s) and Kiddie Kandids (Babies R Us). We believe that we are the largest of these competitors based on revenues generated in the respective retail hosts.

A number of other companies in the professional portrait photography industry operate freestanding studios on a national, regional or local basis.  Among the more sizeable of these companies are Picture People and Portrait Innovations, which operate independent mall-based or strip mall locations. In addition, with the advancements in digital photographic technology, we have witnessed numerous regional start-ups within the industry.

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

Our PictureMe Portrait Studio® brand focuses on the sales of packages and portrait collections.  While our products and services are some of the lowest priced in the industry, we do not feel that we are offering lesser value.  In fact, it is our lower price that enables the PictureMe Portrait Studio® customer to attain some of the same products, services and professionalism that higher priced studios offer. It is an added benefit to the PictureMe Portrait Studio® customer that session fees do not apply.  The Sears brand focuses on customized portrait solutions that provide a wide variety of selection and customization.  Except for promotions during the year, the Sears brand has not followed the “no session fee ever” practice because we believe a session fee is justified by the professionalism of our photographers, the quality of our equipment, our commitment to service and overall studio experience.  Furthermore, while our products and services are competitively priced, they are not generally the lowest priced in the industry as we focus on offering a better value proposition. Other competitors, notably Picture People, have emphasized convenience and experience over low price and also the immediate fulfillment of orders in the studio as opposed to longer lead times of central lab fulfillment.

The industry remains in constant transformation brought about by significant advances in digital photographic technology. These technologies have made it possible to capture, manipulate, store and print high-resolution digital images in a decentralized environment. It is this digital evolution that has required industry incumbents to review and adjust their business models while fostering a number of new digital start-ups.  The digital evolution has generated photographic experimentation with the consumer and a “do-it-yourself” mentality that did not exist in years past. This has impacted overall portrait studio activity and frequency.

Seasonality and Inflation

Our business is highly seasonal, with the largest volume occurring in the fourth fiscal quarter, between Thanksgiving and Christmas.  For fiscal years 2008 and 2007, fourth quarter sales accounted for 33% and 38%, respectively, of total net sales for the year. Historically, most, if not all, of the net earnings for the year are generated in the fourth fiscal quarter.  The timing of Easter, another seasonally important time for portraiture sales, can have a significant impact on the timing of recognition of sales revenues between the Company’s first and second fiscal quarters.  Historically, earlier Easters translate into lower sales due to the closer proximity of the earlier Easter date to the preceding Christmas holiday season during which customers are most portrait-active.  Most of the Company’s Easter-related sales in fiscal year 2008, a year with an extremely early Easter, were recognized as revenues, in accordance with the Company’s revenue recognition policies reflected in Note 1 in the accompanying Notes to Consolidated Financial Statements, in the first fiscal quarter.  The moderate rate of inflation over the past three years has not had a significant effect on the Company’s revenues and profitability.

Suppliers

We purchase photographic paper and processing chemistry from four major manufacturers.  Eastman Kodak provides photographic paper for all central lab fulfillment pursuant to an agreement in effect through July 31, 2011.  Dye sublimation paper used for proof sheets, portrait collages and portrait orders delivered at the end of a sitting in digital studios is provided primarily by Sony and Kanematsu.  Fuji Film USA, Inc. provides photographic chemistry for central lab fulfillment.  We purchase camera and lens components, monitors, computers, printers and other equipment and materials from a number of leading suppliers.

Typically, we do not encounter difficulty in obtaining equipment and materials in the quantity and quality we require and we do not anticipate any problems in obtaining our requirements in the future.  We believe that we enjoy good relationships with our vendors.

For film locations in Sears Canada, we have internalized most repairs and have built an internal knowledge base and repair capability to support our studio equipment.  Additionally, retirements of analog studio equipment have added to our store of replacement parts.  The computer and digital equipment we use in the digital format consists of standard components that are readily available from multiple suppliers.

CPI operates most of its digital studios in full digital platform utilizing the software of a single vendor for our studio photography and manufacturing fulfillment digital systems.  Our contract with our software vendor allows CPI to scale the use of the software as necessary to support all of our current and prospective studios and labs.  The Company is testing internally developed software that is expected to replace the software currently in use at most studios.  It is now functional in a small number of digital studios.  Once testing is complete, this software will eliminate our reliance on the single outside vendor that we currently use.

Intellectual Property

We own certain registered service marks and trademarks, including Portrait Creations®, Smile Savers Plan®, PictureMe Portrait Studio®, BigShots® and The Portrait Gallery®, which have been registered with the United States Patent and Trademark Office.  Our rights to these trademarks will continue as long as we comply with the usage, filing and other legal requirements relating to the renewal of trademarks.

The Company’s Employees

As of February 7, 2009, we had approximately 12,298 employees, including approximately 6,697 part-time and temporary employees.

The Company Website and Periodic Reports

The Company’s website address is www.cpicorp.com.  We make available,  on the Investor Relations page of the website, free of charge, press releases, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.  References to the Company’s website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

Environmental Regulation

Our operations are subject to commonly applicable environmental protection statutes and regulations. We do not expect that compliance with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment will have a material effect on our capital expenditures, earnings or competitive position.  At present, we have not been identified as a potentially responsible party under the Comprehensive Environmental Responses, Compensation and Liability Act and have not established any reserves or liabilities relating to environmental matters.

Item 1A.	Risk Factors

We wish to caution readers that in addition to the important factors described elsewhere in this Annual Report on Form 10-K, the following important factors, among others, sometimes have affected, or in the future could affect, our actual results and could cause our actual consolidated results during fiscal 2008, and beyond, to differ materially from those expressed in any forward-looking statements made by us or on our behalf.  The risks and uncertainties described below are not the only ones facing us and do not include other events that we do not currently anticipate or that we currently deem immaterial that may also affect our results of operations and financial condition.

We are materially dependent upon Sears and Wal-Mart.

Substantially all of our sales are derived from sales in Sears and Wal-Mart stores. Therefore, we are materially dependent upon our relationship with Sears and Wal-Mart, the continued goodwill of Sears and Wal-Mart and the integrity of their brand names in the retail marketplace.  Any deterioration in our host relationships could have a material adverse effect on us.

Because we represent only a small fraction of Sears and Wal-Mart revenues, any deterioration of either host relationship would have a far greater effect on us than on our hosts.

In addition, our competitive posture could be weakened by negative changes in Sears’ or Wal-Mart’s competitive posture.

Our portrait studios are substantially dependent on customer traffic generated by our host retail stores, and if the customer traffic through these host stores decreases due to the economic downturn or for any other reason, our sales could be materially and adversely affected.

Our business practices and operations need to be acceptable to our hosts.

Because of the importance of our Sears and Wal-Mart relationships, our business practices and procedures must at all times be acceptable to the host.  In addition, under our agreements there are substantial contractual rights, the most significant of which are described more fully in “Item 1. Business,” which the host can exercise in a manner that can have a material adverse effect on us.  Consequently, in the future, we may be required to make changes to our business practices and procedures, including with regard to advertising and promotions, product offerings, studio facilities and technology in response to host requests that would not be in our best interests and could materially and adversely affect our sales, costs, margins, business development or other aspects of our business.

Our hosts may terminate, breach, otherwise limit or increase our expenses under our agreements.

Our Sears and Wal-Mart studios in the U.S., Canada and Mexico are operated pursuant to certain license and lease agreements.  Our agreements have the following expiration dates: for our U.S. Sears studios, December 2014; for our U.S. and Puerto Rico Wal-Mart studios, June 2010; for our Canadian Wal-Mart Studios, 111 in 2009, 102 in 2010, 24 in 2011, 10 in 2012, 4 in 2013 and 4 in 2014; and for our Mexican Wal-Mart studios, with 30-day notice after one year of operation. For our Canadian Sears studios, the agreement has expired and we are currently operating our studios under the terms of such agreement as discussions continue with Sears Canada to arrive at a mutually satisfactory extension or new agreement.  For our Puerto Rico Sears studios, the agreement expired December 31, 2008, and the Company currently operates under the terms of the previous agreement until a new agreement is reached, provided however, that we pay the same commission on net sales in Puerto Rico as we now pay in the U.S.  These agreements are more fully described in “Item 1. The Company’s Host Relationships.”

Sears and Wal-Mart are under no obligation to renew these agreements.  They may also seek to increase the fees we pay under our agreements upon renewal of the agreements.  We do not have the contractual right to close any poorly performing locations without Sears or Wal-Mart’s consent.  In addition, our agreements do not prohibit Sears and Wal-Mart from selling many of the tangible goods we sell, or from processing film or digital photos, in other departments within their stores.  Furthermore, there is always the risk that Sears or Wal-Mart might breach our agreements. The loss or breach of the agreements could have a material adverse effect on us. An adverse change in any other aspects of our business relationship with Sears or Wal-Mart, including the reduction of the number of studios operated pursuant to such arrangements or a decision by Sears or Wal-Mart to license or lease studios, respectively, to other persons could have a material adverse effect on us.

The economic recession has materially impacted consumer spending and may adversely affect our financial position.

Consumer discretionary spending has been materially and adversely impacted by the current recession, job losses, volatile energy and food costs, greater levels of unemployment, higher levels of consumer debt, declines in home values and in the value of consumers' investments and savings, restrictions on the availability of credit and other negative economic conditions which have affected consumer confidence and disposable income.  If consumer discretionary spending continues to decline, demand for our products could decrease and we may be forced to discount our merchandise, which in turn could reduce our revenues, gross margins, operating cash flows and earnings.  In addition, higher transportation costs, higher costs of labor, insurance and healthcare, and other negative economic factors may increase our cost of sales and operating expenses.  Additionally, our business is highly seasonal, with the largest volume occurring in the fourth fiscal quarter, between Thanksgiving and Christmas. The fourth quarters in fiscal 2008 and 2007 accounted for approximately 33% and 38%, respectively, of total net sales for the year.  As a result, any adverse impact on our fourth quarter operating results would significantly impact annual operating results.  Our fourth quarter operating results may fluctuate significantly based on many factors, including holiday spending patterns, prevailing economic conditions and weather conditions.

We have been notified by the New York Stock Exchange (“NYSE”) that we did not meet its continued listing requirements.  If we are unable to rectify this non-compliance, our common stock may be delisted from trading on the NYSE, which could have a material adverse effect on the liquidity and value of our common stock.

In addition to several other continued listing standards, the NYSE requires that issuers with securities listed on the NYSE maintain an average market capitalization, over a 30-day trading period, greater than $75 million and stockholders' equity greater than $75 million.  On November 4, 2008, the NYSE notified us that we were not in compliance with this continued listing standard.  We have submitted a business plan to the NYSE demonstrating how we plan to regain compliance with this standard within 18 months of receipt of the notice.  On February 1, 2009, we received notice from the NYSE that it had approved our plan and is monitoring our compliance with our plan.  If we are not able to successfully implement our business plan within the 18-month time period allotted, our common stock may be delisted from the NYSE.  Delisting could negatively impact us by, among other things, reducing the liquidity and market price of our common stock, reducing the number of investors willing to hold or acquire our common stock and limiting our ability to issue additional securities or obtain additional financing in the future.

We have a high level of indebtedness, which may impair our ability to operate effectively and impair future performances.

As of February 7, 2009, we had $105.7 million of indebtedness under the term loan portion of our existing Credit Agreement.  This level of debt and the limitations imposed by the Company’s debt agreements could adversely affect operating flexibility and put the Company at a competitive disadvantage. The Company’s debt level may adversely affect future performance.  The ability to make scheduled payments of principal, to pay interest on, or to refinance indebtedness and to satisfy other debt and lease obligations will depend upon future operating performance, which may be affected by factors beyond the Company’s control. In addition, there can be no assurance that future borrowings or equity financing will be available to the Company on favorable terms or at all for the payment or refinancing of indebtedness. If the Company is unable to service indebtedness, the business, financial condition and results of operations would be materially adversely affected.

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

If economic conditions do not improve, or worsen, our results of operations and financial condition could be materially adversely impacted. In addition, a substantial or prolonged material adverse impact on our results of operations and financial condition could affect our ability to satisfy the financial covenants in our senior secured credit agreement, which could result in our having to seek amendments or waivers from our lenders to avoid the termination of commitments and/or the acceleration of the maturity of amounts that are outstanding under our term loan and revolving credit facility.  Effective April 16, 2009, the Company amended its Credit Agreement to allow more flexibility should the economy worsen, see further details on the amendment in the “Liquidity and Capital Resources” section.  This amendment significantly reduces this risk of a breach of our financial covenants.  However, if the economic conditions worsen to a degree that would not be covered by the recent amendment, the cost of obtaining an additional amendment or waiver could be significant, and could substantially increase our cost of borrowing over the remaining term of our senior secured credit agreement. Further, there can be no assurance that we would be able to obtain a future amendment or waiver. If our lenders were unwilling to enter into an amendment or provide a waiver, all amounts outstanding under our term loan and revolving credit facility would become immediately due and payable.

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

Our continued success depends upon, to a large extent, the efforts and abilities of our key employees, particularly our executive management team. We cannot assure you of the continued employment of any members of management. Competition for qualified management personnel is strong.  The loss of the services of our key employees or the failure to retain qualified employees when needed could materially adversely affect us.

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

Although the Company is moving to internally developed software, our digital platform currently utilizes the software of a single vendor for our studio photography and manufacturing fulfillment digital systems.   Any material delay in the vendor’s networking environment, coupled with a failure to identify and implement alternative solutions, could have an adverse effect upon the operations of the business.  Additionally, should this vendor no longer operate, the Company may be forced to find another source of this support, which could be more costly and could delay digital production for a period of time.  Although on-site printing is an available alternative to central printing in the Sears’ digital environment, it currently would be difficult and costly for on-site printing to replace central fulfillment during the holiday busy season.  On-site printing is not available for our PictureMe Portrait Studio® business.  Any disruption of our processing systems for any reason could adversely impact our business, financial condition and results of operations.

We are subject to litigation and other claims that could have an adverse effect on our business.

We are a defendant in certain pending legal proceedings relating to allegations that the Company failed to pay certain employees for “off the clock” work and provide meal and rest breaks as required by law and that the Company’s operation of PictureMe Portrait Studios® infringes on a certain trademark related to picture books.  While we believe the claims are without merit and continue our vigorous defense, the outcome of these proceedings is difficult to assess and quantify and therefore we cannot determine whether the financial impact, if any, will be material to our financial position or results of operations.  The defense of these actions may be both time consuming and expensive.  If any of these legal proceedings were to result in an unfavorable outcome, it could have a material adverse effect on our business, financial position and results of operations.

The impact of declines in global equity markets on asset values and interest rates used to value the liabilities in our pension plan and changes in rules and regulations may result in higher pension costs and the need to fund the pension plan in future years in material amounts.

The impact of declines in the global equity and bond markets on asset values may result in higher pension costs and may increase and accelerate the need to fund the pension in future years.  The determination of pension expense and pension funding are based on a variety of rules and regulations.  Changes in these rules and regulations could impact the calculation of pension plan liabilities and the valuation of pension plan assets.  They may also result in higher pension costs and accelerate and increase the need to fully fund the pension plan.

We are subject to currency fluctuations from our operations within non-U.S. markets

For our operations conducted in Canada and Mexico, transactions are typically denominated in local currencies.  Accordingly, certain costs of our operations in these foreign locations are also denominated in those local currencies.  Because our financial statements are stated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies, have had, and will continue to have, an impact on our reported financial results.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table sets forth certain information concerning the Company’s principal facilities as of February 7, 2009:

	APPROXIMATE
	AREA IN		OWNERSHIP
LOCATION	SQUARE FEET	PRIMARY USES	OR LEASE
Matthews, North Carolina	860,000	Administration and Portrait processing (includes 696,000 square feet in land)	Owned	(1)
Thomaston, Connecticut	386,000	Administration and Portrait processing (includes 361,000 square feet in land)	Owned	(2)
Charlotte, North Carolina	372,000	Administration, Warehousing and Portrait processing (includes 315,000 square feet in land)	Owned
Charlotte, North Carolina	348,000	Undeveloped, industrial land	Owned	(1)
St. Louis, Missouri	341,000	Headquarters, Administration and Portrait processing (includes 31,000 square feet in land)	Owned
St. Louis, Missouri	159,000	Parking Lots	Owned
Brampton, Ontario	156,000	Administration, Warehousing and Portrait processing (includes 116,000 square feet in land)	Owned
Charlotte, North Carolina	147,000	Warehousing (includes 116,000 square feet in land)	Owned	(1)
St. Louis, Missouri	53,000	Warehousing	Leased	(3)
Charlotte, North Carolina	51,000	Parking Lots	Owned
St. Louis, Missouri	20,000	Storage Facility	Leased	(4)

(1)	Properties are held for sale. See Note 7 to the Company's Consolidated Financial Statements for further discussion.
(2)	Property was listed for sale as of March 9, 2009.
(3)	Lease term expires on July 31, 2018.
(4)	Lease term expired on February 28, 2009, and we have vacated the space.

Studio license/lease agreements

As of February 7, 2009, the Company operates portrait studios in host stores under license and lease agreements as shown below:

NUMBER
OF STUDIOS	COUNTRY	LICENSOR/LESSOR

887	United States and Puerto Rico	Sears
1,642	United States and Puerto Rico	Wal-Mart
110	Canada	Sears Canada, Inc.
259	Canada	Wal-Mart Canada Corp.
118	Mexico	Nueva Wal-Mart de Mexico, S, de R.L. de C.V.
30	United States studios not in Sears or Wal-Mart	Third parties - generally leased for at least 3 years with some having renewal options

The Company pays Sears And Wal-Mart a fee based on annual sales within the respective host stores.  This fee covers the Company’s use of space in the host stores, the use of Sears’ name and the use of the Wal-Mart name in Canada and Mexico. No separate amounts are paid to hosts expressly for the use of space.

The Company believes that the facilities used in its operations are adequate for its present and anticipated future operations.

Item 3.	Legal Proceedings

The Company and two of its subsidiaries are defendants in a lawsuit entitled Shannon Paige, et al. v. Consumer Programs, Inc., filed March 8, 2007, in the Superior Court of the State of California for the County of Los Angeles, Case No. BC367546.  The case was subsequently removed to the United States District Court for the Central District of California, Case No. CV 07-2498-FMC (RCx).  The Plaintiff alleges that the Company failed to pay him and other hourly associates for “off the clock” work and that the Company failed to provide meal and rest breaks as required by law.  The Plaintiff is seeking damages and injunctive relief for himself and others similarly situated.  On October 6, 2008, the Court denied the Plaintiffs’ motion for class certification but allowed Plaintiffs to attempt to certify a smaller class, thus reducing the size of the potential class to approximately 200.  Plaintiffs filed a motion seeking certification of the smaller class on November 14, 2008.  The Company filed its opposition on December 8, 2008.  In January 2009, the Court denied Plaintiffs' motion for class certification as to their claims that they worked "off the clock".  The Court also deferred ruling on Plaintiff's motion for class certification as to their missed break claims and stayed the action until the California Supreme Court rules on a pending case on the issue of whether an employer must merely provide an opportunity for employees to take a lunch break or whether an employer must actively ensure that its employees take the break.  The Company believes the claims are without merit and continues its vigorous defense on behalf of itself and its subsidiaries against these claims, however, an adverse ruling in this case could require the Company to pay damages, penalties, interest and fines.

The Company is a defendant in a lawsuit entitled Picture Me Press LLC v. Portrait Corporation of America, et al., Case No. 5:08cv32, which was filed in the United States District Court for the Northern District of Ohio on January 4, 2008.  The suit alleges that the Company’s operation of PictureMe Portrait Studios infringes on Plaintiff’s trademark for its picture books and seeks damages and injunctive relief.  The Company believes the case is without merit and is vigorously defending itself.  However, intellectual property litigation such as this case is expensive and time consuming, and if the claim were to result in an unfavorable outcome, it could result in significant monetary liability or prevent the Company from operating portions of its business under current trademarks used by the Company.  In addition, an adverse resolution of this claim could require the Company to obtain licenses to use intellectual property rights belonging to third parties, which may be expensive to procure, or possibly to cease using those rights altogether.  Any of these results could have a material adverse effect on the Company’s business, financial position and results of operations.  The Company has denied the claim alleged by the Plaintiff and filed counterclaims against the Plaintiff.

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

No matters were submitted to stockholders for a vote during the fourth quarter of fiscal year 2008.

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

FISCAL YEAR 2008
(ending February 7, 2009)	HIGH	LOW	DIVIDEND
First Quarter	$20.25	$15.17	$0.16
Second Quarter	26.73	13.79	0.16
Third Quarter	16.44	5.57	0.16
Fourth Quarter	7.14	1.08	0.16

FISCAL YEAR 2007
(ending February 2, 2008)	HIGH	LOW	DIVIDEND
First Quarter	$58.20	$50.00	$0.16
Second Quarter	84.40	57.51	0.16
Third Quarter	65.78	30.36	0.16
Fourth Quarter	30.84	17.11	0.16

Shareholders of Record

As of April 17, 2009, the closing sales price of the Company’s common stock was $7.80 per share with 6,953,015 shares outstanding and 1,301 holders of record.

Dividends

The Company intends, from time to time, to pay cash dividends on its common stock, as its Board of Directors deems appropriate, after consideration of the Company's operating results, financial condition, cash requirements, restrictions imposed by Delaware law credit agreements, including maximum limits of cash to be used to pay for dividends, general business conditions and such other factors as the Board of Directors deems relevant.

Issuer Repurchases of Equity Securities

The Company did not repurchase any equity securities during the fourth quarters of fiscal years 2008 or 2007.

Item 6.	Selected Consolidated Financial Data

The summary historical consolidated financial data as of and for each of the fiscal years in the five-year period ended February 7, 2009, set forth below have been derived from the Company’s audited consolidated financial statements. The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included herein.  The Company acquired substantially all of the assets of PCA and certain of its affiliates and assumed certain liabilities of PCA on June 8, 2007, which affected the operating result trends as depicted in the table below.  Certain of this data has been reclassified to conform with the current year presentation.

in thousands except share and per share data	2008	2007	2006	2005	2004

STATEMENT OF OPERATIONS (1)
Net sales	$462,548	$423,429	$292,973	$291,098	$280,845
Cost of sales (exclusive of depreciation and amortization shown below)	41,218	45,284	28,582	32,597	33,677
Selling, general and administrative expenses	379,372	328,419	219,911	223,762	221,715
Depreciation and amortization	29,432	27,291	16,861	19,904	16,360
Other charges and impairments (2)	13,557	7,695	1,241	2,767	15,679

(Loss) income from continuing operations	(1,031)	14,740	26,378	12,068	(6,586)
Interest expense, net (3)	8,527	8,818	1,815	1,098	981
Recovery (impairment) and related obligations of preferred security interest (4)	-	-	887	-	(9,789)
Loss from debt extinguishment (5)	-	-	-	529	-
Other income, net	190	175	144	247	263
Income tax (benefit) expense	(2,644)	2,080	9,164	1,889	(2,225)

Net (loss) income from continuing operations	(6,724)	4,017	16,430	8,799	(14,868)
Net (loss) income from discontinued operations, net of tax (1)	(961)	(441)	(103)	73	(3,640)

Net (loss) income	$(7,685)	$3,576	$16,327	$8,872	$(18,508)

SHARE AND PER SHARE DATA (1)
Net (loss) income from continuing operations - diluted (6)	$(1.03)	$0.63	$2.58	$1.12	$(1.88)
Net (loss) income from continuing operations - basic (6)	$(1.03)	$0.63	$2.59	$1.12	$(1.88)
Net (loss) income - diluted	$(1.18)	$0.56	$2.56	$1.13	$(2.35)
Net (loss) income - basic	$(1.18)	$0.56	$2.57	$1.13	$(2.35)

Dividends	$0.64	$0.64	$0.64	$0.64	$0.64
Average shares outstanding - diluted	6,510	6,416	6,376	7,881	7,888
Average shares outstanding - basic	6,510	6,391	6,353	7,854	7,888

CASH FLOW DATA (continuing operations only)
Net cash provided by operating activities	$12,663	$39,872	$37,993	$18,624	$16,371
Net cash (used in) provided by financing activities	$(13,419)	$90,788	$(43,567)	$(1,223)	$(24,827)
Net cash used in investing activities	$(33,488)	$(97,653)	$(2,358)	$(17,633)	$(6,597)

Capital expenditures	$36,074	$14,884	$2,760	$20,235	$15,157

Item 6.	Selected Consolidated Financial Data (continued)

in thousands	2008	2007	2006	2005	2004

BALANCE SHEET
Cash and cash equivalents	$23,665	$59,177	$26,294	$34,269	$33,883
Current assets	61,480	92,835	55,164	69,629	72,875
Net fixed assets	50,887	56,280	26,693	41,282	41,658
Assets of supplemental retirement plan (7)	975	3,508	3,588	3,706	6,141
Goodwill and intangible assets (8)	61,664	62,956	512	512	512
Other assets	15,586	20,938	7,205	11,015	13,914
Total assets	190,593	236,517	93,162	126,144	135,100
Current liabilities	55,010	83,051	49,407	56,065	69,448
Other liabilities	32,432	33,470	23,209	25,739	25,716
Long-term debt, less current maturities	102,316	103,022	7,747	15,747	17,050
Stockholders' equity (6)	835	16,974	12,799	28,593	22,886

(1)
The following business areas were classified as discontinued operations in the years indicated.  The financial statements for the periods prior to the classification were reclassified to reflect these changes:

- In 2008, Portrait Gallery and E-Church operations
- In 2007, UK Operations which were acquired in the PCA acquisition
- In 2004, mobile photography operations and the Mexican Portrait Studio business

(2)	Other charges and impairments:

in thousands	2008	2007	2006	2005	2004

Sears fees related to settlement of the previous license agreement (a)	$7,527	$2,500	$-	$-	$-
Other transition related costs - PCA Acquisition (b)	2,121	2,817	-	-	-
Reserves for severance and related costs (c)	2,046	2,035	878	2,546	3,430
Impairment charges (d)	739	256	179	567	6,516
Consent solicitation (e)	-	-	-	-	816
Accruals related to accelerated vesting of supplemental
retirement plan benefits and guaranteed bonuses
for 2004 (f)	-	-	-	-	3,656
Other (g)	1,124	87	184	(346)	1,261
	$13,557	$7,695	$1,241	$2,767	$15,679

(a)	Consists of fees and charges incurred in relation to the settlement of the previous Sears license agreement.
(b)	Consists of integration-related costs relative to the PCA Acquisition.
(c)	Consists principally of expenses and related costs for employee severance, retirements and repositioning. Specifically, in 2008 and 2007, this cost is primarily related to the PCA Acquisition.
(d)
Consists of 2008 write-downs of certain asset values held for sale, 2007 write-offs of software that is no longer used in the business, 2006 write-offs of certain legacy equipment that is no longer used in the business, 2005 parts and film inventory and other asset write-offs resulting from the conversion from an analog film environment to the full digital format and 2004 write-offs and write-downs of certain previously capitalized technology costs.

(e)	Consists of professional fees relative to the proxy consent solicitation.
(f)	Consists of costs related to accelerated vesting of executive benefits and bonuses.
(g)
Costs in 2008 primarily relate to legal expense incurred related to the settlement of the Portraits International of the Southwest vs. CPI Corp. case.   Costs in 2007 consist of non-refundable loan commitment fees as well as charges related to early contract terminations and settlements with certain of the Company’s vendors and consultants.  Costs in 2006 represent investment banking and legal services in connection with the strategic alternative review.  The net credit in 2005 relates principally to the favorable settlement of a claim resulting in a refund related to previously paid loan commitment fees and costs.  Costs in 2004 primarily relate to early contract terminations and settlements with certain of the Company’s vendors and consultants as a result of strategic decisions to modify such relationships.

Item 6.	Selected Consolidated Financial Data (continued)

(3)	In 2008 and 2007, includes expense of $617,000 and $2.9 million, respectively, in connection with marking the interest rate swap agreement to its market value.

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

(5)	Consists of a make-whole fee totaling $457,000 and the write-off of unamortized fees, both related to the early redemption of the Company’s Senior Notes in November 2005.

(6)	The Company recorded the repurchase of:
- 1,658,607 shares of common stock for $32.4 million in 2006
- 406,780 shares of common stock for $6.0 million in 2004, and
- 54,200 shares of common stock for $935,000 in 2003.

(7)	Represents a benefit trust established in 2000 to fund supplemental retirement benefits for certain current and former executives.

(8)
At the time of the PCA Acquisition, the Company acquired a host agreement and customer list with Wal-Mart and additional goodwill.  See Note 8 to the Notes to Consolidated Financial Statements for further discussion.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide the reader of the financial statements with a narrative on the Company’s results of operations, financial position and liquidity, significant accounting policies and critical estimates, and the future impact of accounting standards that have been issued but are not yet effective.   Management’s Discussion and Analysis is presented in the following sections: Executive Overview; Results of Operations; Liquidity and Capital Resources; and Accounting Pronouncements and Policies.  The reader should read Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the consolidated financial statements and related notes thereto contained elsewhere in this document.

All references to earnings per share relate to diluted earnings per common share.

EXECUTIVE OVERVIEW

The Company’s Operations

CPI Corp. is a long-standing leader, based on sittings, number of locations and related revenues, in the professional portrait photography of young children, individuals and families.  From a single studio opened by our predecessor company in 1942, we have grown to 3,046 studios throughout the U. S., Canada, Mexico and Puerto Rico principally under license agreements with Sears and lease and license agreements with Wal-Mart.  The Company has provided professional portrait photography for Sears’ customers since 1959 and has been the only Sears portrait studio operator since 1986.

On June 8, 2007, the Company completed the PCA Acquisition. The results of the acquired operations have been included in the consolidated financial statements since that date.  As a result of the PCA Acquisition, CPI is the sole operator of portrait studios in Wal-Mart Stores and Supercenters in the U.S., Canada, Mexico and Puerto Rico.   Management has determined the Company operates as a single reporting segment offering similar products and services in all locations.

As of the end of the last three fiscal years, the Company’s studio counts were:

	2008	2007	2006

Within Sears stores:
United States and Puerto Rico	887	893	894
Canada	110	112	112

Within Wal-Mart stores:
United States and Puerto Rico	1,642	1,702	-
Canada	259	253	-
Mexico	118	115	-

Locations not within Sears or Wal-Mart stores	30	33	35

Total	3,046	3,108	1,041

As of April 10, 2009, all of the Company’s studios, with the exception of 85 Sears Portrait Studios in Canada, are digital.  The installation of a new digital lab sufficient to handle the worldwide fulfillment requirements of the PictureMe Portrait Studio® business was completed in the first quarter of 2008 and has been in operation since the second quarter.  As of the end of the second quarter, the Company had transferred all material PMPS operations to the Company’s existing support platform.  The Company also plans to deliver steadily increasing growth through harvesting opportunities from its digital platform to create diversified revenue streams, driving productivity and profitability gains, leveraging our manufacturing capacity and efficiency and implementing aggressive, targeted marketing campaigns.  Such increases may be restrained if the current economic downturn does not reverse in the foreseeable future.

Market Challenges

NYSE Listing

Market uncertainty drove the Company’s stock price down significantly in fiscal 2008.  As previously announced, the Company received notice from the New York Stock Exchange (NYSE) on November 4, 2008, that it was out of compliance with certain of the NYSE’s listing criteria.  The Company is considered below the applicable standards because its average market capitalization over a 30-day trading period is less than $75 million and its stockholders' equity is less than $75 million.  On February 1, 2009, the Company received notice from the NYSE that it had accepted the Company’s plan for continued listing.  As a result, the Company’s stock will continue to be listed on the NYSE, subject to quarterly reviews by the NYSE’s Listing and Compliance Committee to ensure the Company’s progress toward its plan to restore compliance with continued listing standards.  In the event the Company does not complete its plan on  a timely basis, the Company's common stock could be delisted from the NYSE.

Credit Agreement

As of February 7, 2009, the Company was in compliance with all debt covenants under its Credit Agreement.  Effective April 16, 2009, the Company entered into the third amendment (the "Amendment") to its Credit Agreement to change the interest rate structure and the amortization schedule and to replace preexisting minimum EBITDA and interest coverage covenants with a fixed charge ratio test (i.e., EBITDA minus capital expenditures to fixed charges) and tighten the leverage ratio (i.e., Funded Debt to EBITDA), prospectively, with effect from February 8, 2009.  These changes were made to allow for greater flexibility in the event that the economic climate worsens and has an impact on the Company’s earnings.  See Liquidity and Capital Resources below for further discussion.

RESULTS OF OPERATIONS

A summary of consolidated results of operations and key statistics follows:

in thousands, except share and per share data	2008	2007	2006

Net sales	$462,548	$423,429	$292,973

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	41,218	45,284	28,582
Selling, general and administrative expenses	379,372	328,419	219,911
Depreciation and amortization	29,432	27,291	16,861
Other charges and impairments	13,557	7,695	1,241
	463,579	408,689	266,595

(Loss) income from continuing operations	(1,031)	14,740	26,378

Interest expense	9,147	10,652	2,380
Interest income	620	1,834	565
Recovery of preferred security interest	-	-	(887)
Other income, net	190	175	144
(Loss) income from continuing operations before income tax (benefit) expense	(9,368)	6,097	25,594

Income tax (benefit) expense	(2,644)	2,080	9,164

Net (loss) income from continuing operations	(6,724)	4,017	16,430

Net loss from discontinued operations, net of income tax benefit	(961)	(441)	(103)

NET (LOSS) INCOME	$(7,685)	$3,576	$16,327

NET (LOSS) INCOME PER COMMON SHARE

Net (loss) income per share from continuing operations - diluted	$(1.03)	$0.63	$2.58
Net loss per share from discontinued operations - diluted	(0.15)	(0.07)	(0.02)
Net (loss) income per share - diluted	$(1.18)	$0.56	$2.56

Weighted average number of common and common equivalent shares outstanding - diluted	6,510	6,416	6,376

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

Deferred Revenue and Undelivered Receivables

Prior to the acquisition, the deferred revenue related to the PCA Acquisition was $10.0 million. The purchase accounting adjustment to reflect the deferred revenue balance at its fair value was $9.0 million, which resulted in a beginning deferred revenue balance related to the PCA Acquisition on June 8, 2007, of $964,000.  This adjustment had the effect of reducing revenue in periods subsequent to the acquisition. This adjustment had no impact on results for fiscal year 2008 but resulted in lower total revenue of $8.2 million for the period June 8, 2007, through February 2, 2008.  This reduction in revenue resulted in corresponding reductions to gross profit, operating income and income before taxes of $7.8 million, $3.4 million and $3.4 million, respectively.

Depreciation

As a result of the purchase accounting associated with the PCA Acquisition, fixed assets were recorded at approximately $35.0 million. The initial annual depreciation for the acquired PCA fixed assets was approximately $17.8 million.

Amortization of Acquired Intangible Assets

As a result of the purchase accounting associated with the PCA Acquisition, $46.8 million was allocated to intangible assets related to the host agreement with Wal-Mart ($43.7 million) and the customer list ($3.1 million).   The host agreement with Wal-Mart and the customer list are being amortized over their useful lives.  This results in higher expense in depreciation and amortization expense relative to intangible assets. The initial annual amortization was approximately $3.8 million.  Additionally, $21.2 million was allocated to goodwill, which is a non-amortizing asset.

Acquisition Related Interest Expense

To fund the PCA Acquisition, the Company entered into the Second Amended and Restated Credit Agreement, which provides for a $115.0 million term loan and a $40.0 million revolving credit facility.  Outstanding long-term debt at the date of the PCA Acquisition increased from $16.7 million to $115.0 million.  This refinancing resulted in higher interest expense when compared to the Company’s historical financial statements prior to the acquisition.

2008 versus 2007 and 2007 versus 2006

Unless otherwise noted, the fiscal year 2008 results include the 53-weeks ended February 7, 2009, compared to 52-weeks in fiscal years 2007 and 2006, which ended February 2, 2008, and February 3, 2007, respectively.

Net sales totaled $462.5 million, $423.4 million and $293.0 million in 2008, 2007 and 2006, respectively.

•
Net sales for 2008 increased $39.1 million, or 9%, to $462.5 million from the $423.4 million reported in 2007 as a result of the inclusion of the full 53 weeks of PMPS operations in 2008 compared with only the 34-week period of ownership in 2007.    The additional operating week in 2008 resulted in appriximately $7.0 million of net sales but did not materially impact net income or net income per diluted share.  Declining foreign currency exchange rates had a significant negative impact of approximately $4.6 million on fiscal 2008 net sales, however, did not materially affect net income before tax.

Net sales from the Company’s Sears Portrait Studio brand ("SPS") decreased $32.3 million, or 12%, to $242.4 million in fiscal 2008 from the $274.7 million reported in fiscal 2007.  The fiscal 2008 SPS net sales performance was the result of a 7% decline in sittings and a 5% decline in average sale per customer sitting.  The sittings results reflect continued declines in visit frequency among existing customers mitigated in part by relatively strong trends in new customer acquisition and increasing loyalty plan conversion.  The average sale decline reflects a shift toward low-price package offers and lower conversion of higher priced collection and specialty product sales.  Additionally, the unfavorable foreign exchange rates in fiscal 2008 impacted net sales by approximately $1.1 million.

Net sales related to the Company’s PictureMe Portrait Studio® ("PMPS") brand increased $71.4 million, or 48%, in fiscal 2008 to $220.1 million from $148.7 million reported in fiscal 2007 due to the additional 19 weeks’ sales included in fiscal 2008 and the fact that a purchase accounting adjustment related to deferred revenue at the date of acquisition resulted in a one-time decrease in net sales of $8.2 million in fiscal 2007.  On a comparable same-store basis, PMPS net sales for fiscal 2008 represent an approximate 8% decrease in net sales versus the comparable period of the prior year (net sales from the period February 4, 2007, to June 8, 2007, are not reported in the Company’s historical results).  This sales performance resulted from an approximate 20% decrease in sittings, offset in part by an approximate 15% increase in average sale per customer sitting.  The Company believes the sittings decline reflects the difficult economic environment, which has especially pressured customer demand in lower income categories.  The Company attributes the increase in average sale per customer sitting primarily to customers’ positive response to the new offerings made possible by the recently instituted digital conversion and the implementation of new sales and performance management processes.  Additoinally, the unfavorable foreign exchange rates in fiscal 2008 impacted net sales by approximately $3.5 million.

•
Net sales for 2007 increased $130.4 million, or 45%, to $423.4 million from the $293.0 million reported in 2006 as a result of the inclusion of net sales of $148.8 million attributable to the Company’s PMPS brand.  In accordance with purchase accounting guidelines, PMPS’s deferred revenue balance at the June 8, 2007, date of acquisition was reduced by a purchase accounting adjustment to record deferred revenue at its fair value in the PictureMe Portrait Studio® beginning, post-acquisition balance sheet.  This purchase accounting adjustment had the effect of reducing revenue in periods subsequent to the acquisition for one year.  The deferred revenue adjustment resulted in a reduction in net sales of $8.2 million and an increased pre-tax loss from operations of $3.4 million for fiscal 2007.

SPS net sales for fiscal 2007 decreased $18.4 million or 6% to $274.6 million from the $293.0 million reported in fiscal 2006. The SPS sales performance was the result of a 14% decline in sittings partially offset by a 9% increase in average sale per customer sitting.  The Sears Portrait Studio brand is experiencing lower customer response to its direct marketing programs and significantly reduced same-day business.  PMPS reported $148.8 million in sales for fiscal 2007 (for the period June 8, 2007 through February 2, 2008).

Costs and expenses were $463.6 million in 2008, compared with $408.7 million in 2007 and $266.6 million in 2006.

•	Cost of sales, excluding depreciation and amortization expense, was $41.2 million, $45.3 million and $28.6 million in 2008, 2007 and 2006, respectively.

Cost of sales, excluding depreciation and amortization expense, in 2008 declined from 2007 as a result of decreased production costs resulting from lower overall manufacturing production levels, additional gains in manufacturing productivity, savings on film and shipping costs that resulted directly from the PMPS digital conversion, as well as decreased overhead costs as operations have been further streamlined in connection with the PMPS acquisition and digital conversion.

The increase in cost of sales, excluding depreciation and amortization expense, in 2007 as compared to 2006 is attributable to the inclusion of the PMPS brand cost of sales from the June 8, 2007 date of acquisition.  This increase was partially offset by decreased production costs resulting from lower overall manufacturing production levels, additional gains in manufacturing productivity and an improved product mix.

•	Selling, general and administrative (“SG&A”) expenses were $379.4 million, $328.4 million and $219.9 million for fiscal years 2008, 2007 and 2006, respectively.

The increase in 2008 SG&A costs is a result of the inclusion of the full 53 weeks of PMPS operations in 2008 compared with only the 34-week period of ownership in 2007, a $5.4 million increase in digital training and travel costs related to the conversion of PMPS studios incurred during the year and a nonrecurring 2007 reduction of $3.9 million attributable to a change in the Company’s vacation and sick pay policy.  These increases are offset in part by reductions in expense due to the elimination of duplicate costs, streamlining of operations related to the PMPS brand; more effective cost management, particularly in the areas of employment and insurance; reduced host sales commissions due to lower sales; reduced marketing expense primarily due to the timing of promotional programs for the busy season; and a one-time gain recorded in relation to the settlement of certain supplemental employee retirement plan payments.

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

•	Depreciation and amortization was $29.4 million in 2008, compared to $27.3 million in 2007 and $16.9 million in 2006.

The increase in 2008 is attributable to the equipment purchased for the digital rollout.  This increase is offset in part by a decline in depreciation as a result of certain assets, acquired in connection both with the 2005 digital conversion of SPS and the 2007 acquisition of PCA, becoming fully depreciated.

The increase in 2007 is attributable to the inclusion of PMPS depreciation and amortization from the June 8, 2007 acquisition date and includes $2.8 million of amortization resulting from the allocation of the purchase price to certain amortizable intangible assets.  The increase from the inclusion of the PMPS depreciation and amortization was partially offset by a decline in depreciation and amortization related to the Company’s non-PMPS assets.

Other charges and impairments reflect costs incurred from strategic actions implemented by the Company to restructure its operations, costs that are unpredictable and atypical of the Company’s operations and additional charges due to asset impairments.  Actions taken during 2008, 2007 and 2006 are as follows:

in thousands	2008	2007	2006

Sears fees related to settlement of the previous license agreement (1)	$7,527	$2,500	$-
Other transition related costs - PCA Acquisition (2)	2,121	2,817	-
Reserves for severance and related costs (3)	2,046	2,035	878
Impairment charges (4)	739	256	179
Other (5)	1,124	87	184
	13,557	7,695	1,241
Recorded as a component of other (expense) income following income from operations:

Lease guarantee reserve reduction (6)	-	-	887

Total Other Charges and Impairments	$13,557	$7,695	$354

(1)	Consists of fees related to the settlement of the previous Sears license agreement.

(2)	Other transition related costs – PCA Acquisition

In 2008, costs related to the PCA Acquisition included transition-related costs associated with combining the operations of PCA into the CPI organization of $1.1 million and $866,000 related to litigation assumed with the PCA Acquisition.

During 2007, in connection with the PCA Acquisition, the Company incurred transition-related costs associated with combining the operations of PCA into the CPI organization ($2.0 million), costs associated with the closure of the Institutional business acquired from PCA ($265,000) and costs associated with the transfer of contractual obligations from PCA to CPI ($523,000).

(3)	Reserves for severance and related costs

Charges in 2008 and 2007 were $2.0 million in each year and principally related to severance costs resulting from the termination of employees in connection with the integration of operations of the PCA Acquisition into CPI.

Charges in 2006 were $878,000 and related principally to the separation of employment of three executives, including the Company’s former CEO.

(4)	Impairment charges

During 2008, the Company incurred $739,000 primarily related to the write-down of certain asset values held for sale.

During 2007, the Company incurred $256,000 in charges related to software that is no longer used in the business.

During 2006, the Company incurred $179,000 in charges related to the write-off of certain legacy equipment that is no longer used in the business.

(5)	Other

Costs in 2008 primarily include legal charges and a contract negotiation with a director.

Costs in 2007 related to one-time strategic studies and legal charges.

The Company began a process to explore strategic alternatives to enhance shareholder value in 2006.  Investment banking and legal services in connection with this review totaled $184,000 in 2006.

(6)	Lease guarantee reserve reduction

The lease guarantee reserve reduction recorded in 2006 represents a partial reversal of reserves initially recorded in 2004 related to operating lease guarantees associated with the Company’s former Wall Décor segment, Prints Plus.  As the total guarantee related to these leases decreased with the passage of time, the payment of rents by Prints Plus and the settlement by the Company of certain leases rejected in bankruptcy, the related liability was reduced to reflect management’s revised estimate of remaining potential loss.  This reserve is more fully discussed in Note 16 in the accompanying Notes to Consolidated Financial Statements.

Interest expense was $9.1 million in 2008 compared to $10.7 million in 2007 and $2.4 million in 2006.  The decrease in interest expense in 2008 compared to 2007 is primarily the result of an adjustment to the fair value of the interest rate swap agreement that decreased interest expense by $2.3 million, offset in part by an increase in higher average borrowings after the refinancing of the Credit Agreement to fund the PCA Acquisition as discussed in Note 10 to the Company's Consolidated Financial Statements included in this Annual Report on Form 10-K.  The increase in interest expense in 2007 is primarily related to the higher average borrowings as discussed above, as well as the charge of $2.9 million in interest expense in 2007 in connection with the recording of the interest rate swap agreement to fair value.

Interest income was $620,000 in 2008 as compared to $1.8 million in 2007 and $565,000 in 2006.  The decrease in interest income in 2008 is primarily attributable to lower invested balances in 2008 compared to 2007, the result of higher capital spending in 2008 related to the digital conversion of  PictureMe Portrait Studio®.  The 2007 increase is primarily attributable to higher invested balances in 2007 as compared to 2006.

The income tax (benefit) expense on (loss) income from continuing operations totaled ($2.6 million), $2.1 million and $9.2 million in 2008, 2007 and 2006, respectively.  These provisions resulted in effective tax rates of (28%) in 2008, 34% in 2007 and 36% in 2006.  The decrease in the effective tax rate in 2008 is primarily attributable to the tax effect of WOTC credits as a percent of pre-tax income and the exclusion of certain tax benefits due to the current year loss.  The decrease in the effective tax rate in 2007 was primarily due to employment tax credits resulting from the PCA Acquisition, as well as favorable settlements of two state tax audits and refunds in 2007 related to previously paid penalties and interest in 2006.

Net losses from discontinued operations were $961,000, $441,000 and $103,000 in 2008, 2007 and 2006, respectively.  In 2008, the Company decided to discontinue its Portrait Gallery and E-Church operations.  In 2007, in connection with the PCA Acquisition, the Company decided to sell the 5-portrait studio operation in the United Kingdom (the “UK Operations”).  These decisions were made in order to eliminate the unprofitable operations.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of the Company’s cash flows for each of the last three fiscal years:

in thousands	2008	2007	2006

Net cash (used in) provided by:
Operating activities (1)	$11,847	$39,466	$37,950
Financing activities	(13,419)	90,788	(43,567)
Investing activities	(33,488)	(97,653)	(2,358)
Effect of exchange rate changes on cash	(452)	282	-
Net (decrease) increase in cash	$(35,512)	$32,883	$(7,975)

(1)	Includes cash flows used in discontinued operations of $816,000, $406,000 and $43,000 in 2008, 2007 and 2006, respectively.

Net Cash Provided By Operating Activities

Net cash provided by operating activities was $11.8 million in 2008 as compared to $39.5 million and $38.0 million in 2007 and 2006, respectively.  Cash flows in 2008 decreased from 2007 levels primarily due to net operating losses and the timing of payments related to changes in the various balance sheet accounts totaling $26.7 million, $5.4 million for training and travel related to the PMPS digital conversion, $4.3 million for fees incurred in connection with the settlement of the previous Sears license agreement and $2.6 million related to additional worker’s compensation premiums and claims paid primarily due to the acquisition of PCA.  These were offset in part by delays in spending for advertising ($4.1 million), reductions in tax payments ($2.8 million), decreased payments for severance and integration-related costs associated with the acquisition of PCA ($2.6 million) and a decrease in pension payments ($1.9 million).

Cash flows increased in 2007 primarily due to the timing of payments related to changes in various balance sheet accounts and operating activities totaling $16.4 million.  This 2007 increase was largely offset by increased spending for contributions to the pension plan ($5.0 million), higher interest cost ($4.6 million), severance and integration-related costs associated with the acquisition of PCA ($3.3 million), a lower level of tax refunds ($1.1 million) and increased tax payments ($881,000).

Net Cash (Used In) Provided By Financing Activities

Net cash (used in) provided by financing activities was ($13.4 million), $90.8 million and ($43.6 million) in 2008, 2007 and 2006, respectively.  The increase in cash used in 2008 is primarily attributable to events from 2007.  These include higher net long-term borrowings of  $106.5 million related to the PCA Acquisition and the release of $1.0 million of restricted cash, offset in part by the payment of debt issuance costs of $2.7 million.

The increase in cash provided by financing activities in 2007 relates primarily to increased net long-term borrowings of $99.1 million to fund the PCA Acquisition and the Company’s purchase of 1,658,607 shares of stock and related costs totaling $32.5 million on February 8, 2006, in conjunction with the Company’s Dutch Auction self-tender offer.  This was partially offset by the payment of debt issuance costs of $2.7 million.

In connection with the PCA Acquisition on June 8, 2007, the Company amended and restated its Credit Agreement to a five-year term and revolving credit facility in an amount up to $155 million, consisting of a $115 million term loan and a $40 million revolving loan with a sub-facility for letters of credit in an amount not to exceed $25 million.  The obligations of the Company under the Credit Agreement are secured by (i) a guaranty from certain material direct and indirect domestic subsidiaries of the Company, and (ii) a lien on substantially all of the assets of the Company and such subsidiaries.

The term loan under the Credit Agreement bears interest at the Company’s option, at either a period-based London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 2.25% to 2.75%, or the Base Rate plus a spread ranging from 0.75% to 1.25%.  The Base Rate is determined from the greater of the prime rate or the Federal Funds rate plus 0.50% (the “Base Rate”).  Revolving loans are priced at the Base Rate.  The Company is also required to pay a non-use fee of 0.25% to 0.50% per annum on the unused portion of the revolving loans and letter of credit fees of 1.75% to 2.50% per annum.  The interest rate spread in the case of LIBOR and Base Rate loans and the payment of the non-use fees and the letter of credit fees is dependent on the Company’s Ratio of Total Debt to EBITDA (as defined in the Credit Agreement).  Upon the occurrence and during the continuance of a default, unless the required lenders otherwise consent, the interest on obligations under the Credit Agreement will increase by two percent (2%) per annum.  Interest is payable quarterly in arrears or at the end of the applicable LIBOR periods.  Unless sooner repaid in whole or part pursuant to the terms of the Credit Agreement, the outstanding principal balance of the term loan is to be repaid in quarterly installments of $287,500 beginning September 30, 2007, with a final payment being made on the maturity date thereof.  The agreement also includes mandatory prepayments based on the Company’s levels of cash flow and certain transactions.  The mandatory prepayment based upon cash flow is calculated annually at the conclusion of the fiscal year and is equal to 75% of excess cash flow (as defined in the Credit Agreement).  If the Ratio of Total Debt to EBITDA is below 1.50 to 1.00 for any two consecutive fiscal years, such percentage is reduced to 25% of excess cash flow.

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

As part of this Credit Agreement, the Company entered into an interest rate swap agreement to manage the interest rate risk on $57.5 million of the term loan.  This swap agreement has not been designated as a hedge as it has not been determined that it qualifies for cash flow hedge accounting.  As discussed above, payments under the term loan are currently based on an applicable LIBOR period plus 2.75%.  To economically hedge the risk of increasing interest rates, the Company entered into an interest rate swap that effectively converted three-month floating rate LIBOR-based payments to a fixed rate of 4.97% plus the LIBOR-rate spread of 2.75%, resulting in a 7.72% interest rate.  The contract expires in September 2010.  With LIBOR rates falling, the fixed rate loss related to this agreement was $617,000 and $2.9 million at February 7, 2009, and February 2, 2008, respectively, which is included in interest expense.

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

At February 7, 2009, the Company had $105.7 million outstanding under the term loan portion of its existing Credit Agreement.  The Company was in compliance with all the covenants under its Credit Agreement as of February 7, 2009.

Effective April 16, 2009, the Company entered into the third amendment (the "Amendment") to its Credit Agreement to change the interest rate structure and amortization schedule and to replace preexisting minimum EBITDA and interest coverage covenants with a fixed charge ratio test (i.e., EBITDA minus capital expenditures to fixed charges) and tighten the leverage ratio test (i.e., Funded Debt to EBITDA).  These changes were made to allow for greater flexibility in the event  the economic climate worsens and has an impact on the Company’s earnings.

Pursuant to the Amendment, the term loan bears interest at the Company’s option, at either a period-based London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 3.25% to 4.00%, or the Base Rate plus a spread ranging from 1.75% to 2.50%.  The Base Rate is determined from the greater of the prime rate, the Federal Funds rate plus 0.50% or the LIBOR Rate plus 1.00% (the “Base Rate”).  Revolving loans are priced at the Base Rate.  The Company is also required to pay a non-use fee of 0.50% per annum on the unused portion of the revolving loans and letter of credit fees of 3.25% to 4.00% per annum.  The interest rate spread in the case of LIBOR and Base Rate loans and the payment of the non-use fees and the letter of credit fees is dependent on the Company’s Ratio of Total Debt to EBITDA (as defined in the Credit Agreement).  If the Company fails to deliver required financial statements and compliance certifications, all of the above interest rates reset to the maximums indicated until five days following the date such statements and certifications are submitted.  The interest rates will not be reduced if an event of default exists.

In addition, under the Amendment, the mandatory payment schedule requires that unless sooner repaid in whole or part pursuant to the terms of the Credit Agreement, the outstanding principal balance of the term loan is to be repaid in installments of $1.0 million on each of March 31, June 30 and September 30 and $7.0 million on December 31 for all periods after the date of the Amendment, with a final payment being made on the maturity date thereof.

The Company incurred $263,000 in issuance costs associated with this Amendment, which will be amortized over the remainder of the life of the loan in addition to fees that are currently being amortized.

We have defined benefit and defined contribution pension plans, as described in Note 14 to the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. We fund these plans based on the minimum amounts required by law plus such amounts we deem appropriate.

Net Cash Used In Investing Activities

Net cash used in investing activities was $33.5 million, $97.7 million and $2.4 million in 2008, 2007 and 2006, respectively.  The decrease in cash used in 2008 from 2007 was primarily due to the PCA Acquisition and related costs in 2007 totaling $83.0 million, as well as an additional $2.3 million received related to the proceeds received and distribution of funds in excess of related obligations from the Rabbi Trust, offset in part by an increase in capital expenditures of $21.2 million primarily due to the PMPS digital conversion.

The increase in 2007 from 2006 was primarily attributable to the PCA Acquisition and related costs in  2007 totaling $83.0 million as well as an increase in capital expenditures in 2007 as compared to 2006 due to the PCA Acquisition, the start of digital conversion in PictureMe Portrait Studio® and an investment in certain assets to facilitate the transition resulting from the PCA Acquisition.

Off-Balance Sheet Arrangements

Other than standby letters of credit primarily used to support our various large deductible insurance programs and the ongoing guarantee of certain operating real estate leases of Prints Plus, both of which are more fully discussed in the “Other Commitments” table below, the Company has no additional off-balance sheet arrangements.

Future Cash Flows

To facilitate an understanding of the Company’s contractual obligations and other commitments, the table below is provided.  The Company is self-insured with stop-loss coverage for medical insurance and has a large deductible program for worker’s compensation and general liability insurance.  The Company has established reserves for claims under these plans that have been reported but not paid and incurred but not reported.  As of February 7, 2009, estimated reserves for these claims totaled $13.4 million.  These reserves have been excluded from the table below, as we are uncertain as to the timing of when cash payments may be required.

The table also does not include our deferred income tax, interest rate swap and rental and license host fee liabilities and accrued pension benefits because the liabilitiets arenot currently estimable and/or it is not certain when they will become due.  The Company contributed $3.2 million to its pension plan in 2008, and anticipates contributions of approximately $2.4 million in 2009, but actual amounts have not been determined.  Future contributions to the pension plan will be dependent upon legislation, future changes in discount rates and the earnings performance of the plan assets.

in thousands	PAYMENTS DUE BY PERIOD
					2014 &
	Total	2009	2010-11	2012-13	Beyond
Contractual obligations:

Long-term debt (1)	$105,728	$9,288	$20,000	$76,440	$-
Interest expense (2)	17,116	6,585	9,356	1,175	-
Operating leases	3,535	735	1,006	616	1,178
Purchase obligations for materials and services (3)	2,451	2,252	199	-	-
Sears Agreement settlement fees (4)	2,400	1,650	300	300	150
Other liabilities (5)	1,383	1,315	44	12	12

TOTAL	$132,613	$21,825	$30,905	$78,543	$1,340

in thousands	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
					2014 &
	Total	2009	2010-11	2012-13	Beyond
Other commitments:

Standby letters of credit (6)	$20,552	$20,552	$-	$-	$-
Contingent lease obligations (7)	730	280	120	268	62

TOTAL	$21,282	$20,832	$120	$268	$62

(1)
The long-term debt agreement includes mandatory prepayments based on the Company’s levels of cash flow and certain transactions; these amounts for future years are not incorporated since they are not currently estimable.  The future payments incorporate the revised principal repayments under the Credit Agreement amendment, effective April 16, 2009.  The Company, in connection with it Credit Agreement, plans to use the cash proceeds, if any, from the sale of certain properties, as described more fully in Note 7 to the Notes to Consolidated Financial Statements, to pay down its long-term debt.

(2)
Amounts represent the expected cash payments of the Company’s interest expense on its long-term debt, calculated based on the rates included in the Credit Agreement amendment, effective April 16, 2009.

(3)
Amount represents outstanding purchase commitments at February 7, 2009.  The purchase commitments relate principally to photographic paper, manufacturing supplies, telecommunication services, database maintenance contracts and marketing initiatives.

(4)
The Company is obligated to remit to Sears additional payments as stipulated in the settlement of the previous license agreement.  A $1.5 million payment is due to Sears on April 30, 2009, with an additional $150,000 due on December 31 in each six successive years.  These amounts were recorded in other charges and impairments in 2008.

(5)
Amounts consist primarily of accruals for severance and related costs, which are recorded at the contractual amounts due.  The Company expects to make a contribution of approximately $2.4 million to the pension plan in 2009.  The Critical Accounting Estimates section and Note 14 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form-10-K, provide a more complete description of the status of the Company’s pension plan.

(6)
The Company primarily uses standby letters of credit to collateralize its various large deductible insurance programs.  The letters of credit generally have a one-year maturity and have auto renewal clauses.

(7)
In July 2001, the Company announced the completion of the sale of its Wall Décor segment, Prints Plus, which included the ongoing guarantee of certain operating real estate leases of Prints Plus.  As of February 7, 2009, the maximum future obligation to the Company under its guarantee of remaining leases is approximately $1.0 million before consideration of replacement tenant income.  To recognize the risk associated with these leases based upon the Company’s past experience with renegotiating lease obligations and management’s evaluation of remaining leases, all of which is more fully described in Note 16 to the Consolidated Financial Statements, the Company has recorded lease obligation reserves totaling approximately $730,000 at February 7, 2009. Based on the status of remaining leases, the Company believes that the $730,000 reserve is adequate to cover the potential losses to be realized under the Company’s operating lease guarantees.

Liquidity

Cash flows from operations, cash and cash equivalents and the seasonal borrowing capacity under the revolving portion of the Company’s Credit Agreement, represent expected sources of funds in 2009 to meet the Company’s obligations and commitments, including debt service, annual dividends to shareholders, planned capital expenditures, which are estimated not to exceed $5.0 million for fiscal year 2009 and normal operating needs.

ACCOUNTING PRONOUNCEMENTS AND POLICIES

Adoption of New Accounting Standards

For discussion on the adoption of new accounting standards, see Note 2, “Adoption of New Accounting Standards,” in the accompanying Notes to Consolidated Financial Statements.

Application of Critical Accounting Policies

The application of certain of the accounting policies utilized by the Company requires significant judgments or a complex estimation process that can affect the results of operations and financial position of the Company, as well as the related footnote disclosures.  The Company bases its estimates on historical experience and other assumptions that it believes are reasonable.  If actual amounts are ultimately different from previous estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known.  The Company’s significant accounting policies are discussed in Note 1 to the Consolidated Financial Statements; critical estimates inherent in these accounting policies are discussed in the following paragraphs.

Business Combinations

In accordance with SFAS No. 141, “Business Combinations,” the Company allocates the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their fair values. Valuations are performed to assist in determining the fair values of assets acquired and liabilities assumed, which requires management to make significant estimates and assumptions, especially with respect to intangible assets.  Management makes estimates of fair value based upon assumptions believed to be reasonable.  These estimates are based on historical experience and information obtained from management of the acquired companies.  Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from portrait sales, anticipated customer demand, the acquired company's brand awareness and market position, the expected useful economic life of underlying agreements, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company's product portfolio, and discount rates.

Long-Lived Asset Recoverability

In accordance with Statement of Financial Accounts Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, primarily property and equipment, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  The SFAS No. 144 impairment test is a two-step process.  If the carrying value of asset exceeds the expected future cash flows (undiscounted and without interest) from the asset, impairment is indicated.  The impairment loss recognized is the excess of the carrying value of the asset over its fair value less cost to sell.  As of February 7, 2009, the carrying values of certain assets held for sale exceeded their fair values less costs to sell.  As such, the Company recorded a $627,000 charge in other charges and impairments in the 2008 Consolidated Statement of Operations to reduce the asset carrying values to their fair values less costs to sell.  See Note 7 in the accompanying Notes to Consolidated Financial Statements.

Recoverability of Goodwill and Acquired Intangible Assets

The Company accounts for goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires the Company to review goodwill for impairment on an annual basis, and between annual tests whenever events or changes in circumstances indicate the carrying amount may not be recoverable.  SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill.  The first phase is a screen for impairment, which compares the reporting units' estimated fair value to their carrying values.  If the carrying value exceeds the estimated fair value in the first phase, the second phase is performed in which the Company’s goodwill is written down to its implied fair value, which the Company would determine based upon a number of factors, including operating results, business plans and anticipated future cash flows.

The Company performs its annual impairment test at the end of its second quarter, or more frequently if circumstances indicate the potential for impairment.  The Company completed its annual impairment test of goodwill during the second quarter of 2008 and concluded that no write-downs or impairment charges were required at that time.

As of February 7, 2009, the end of the Company’s fiscal year 2008, the Company considered possible impairment triggering events, including its market capitalization relative to the carrying value of its net assets, as well as other relevant factors, and concluded that no goodwill impairment was indicated at that date, and therefore no impairment test was necessary in the fourth quarter.  The Company will continue to assess the recoverability of the carrying value of goodwill on a quarterly basis to determine if circumstances exist which indicate the carrying value may not be recoverable.  If there are indications at these dates that goodwill is impaired, the Company will perform a fair value analysis of its goodwill in accordance with its policy. If the Company were required to write-down its goodwill, the resulting non-cash impairment charge could be significant, which would adversely affect the Company’s financial position and results of operations.

The Company reviews its intangible assets with definite useful lives under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires the Company to review for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of intangible assets with definite useful lives is measured by a comparison of the carrying amount of the asset to the estimated future undiscounted cash flows expected to be generated by such assets.  If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, which is determined on the basis of discounted cash flows.

As a result of the continuing challenging economic and consumer retail environment, the Company’s management, in connection with the preparation of its 2008 year-end financial statements, conducted a sensitivity analysis relating to the fair value of the Company’s intangible assets with definite useful lives and concluded no impairment was indicated.  It is possible that changes in circumstances, existing at that time or at other times in the future, or in the assumptions and estimates, including historical and projected cash flow data, utilized by the Company in its evaluation of the recoverability of its intangible assets with definite useful lives, could require the Company to write-down its intangible assets and record a non-cash impairment charge, which could be significant, and would adversely affect the Company’s financial position and results of operations.

Self-insurance Reserves

The Company is self-insured with stop-loss coverage for medical insurance and has a large deductible program for worker’s compensation and general liability insurance.  The Company has established reserves for claims under these plans that have been reported but not paid and incurred but not reported.  These reserves are based upon the Company’s estimates of the aggregate liability for uninsured claims incurred using actuarial assumptions followed in the insurance industry and the Company’s historical experience.  Loss estimates are adjusted based upon actual claims settlements and reported claims.

Income Taxes

The Company provides deferred income tax assets and liabilities based on the estimated future tax effects of operating losses and tax credit carryforwards, as well as the differences between the financial and tax bases of assets and liabilities based on currently enacted tax laws.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The tax balances and income tax (benefit) expense recognized by the Company are based on management’s interpretation of the tax laws of multiple jurisdictions.  Income tax (benefit) expense also reflects the Company’s best estimates and assumptions regarding, among other things, the level of future taxable income, interpretation of the tax laws, and tax planning.  The Company assesses temporary differences that result from differing treatments of certain items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are shown on our consolidated balance sheet.  The Company must assess the likelihood that deferred tax assets will be realized.  To the extent the Company believes that realization is not likely, a valuation allowance is established.  When a valuation allowance is established or increased in an accounting period, a corresponding tax expense is recorded in our consolidated statement of operations.

Defined Benefit Retirement Plans

The plan obligations and related assets of defined benefit retirement plans are presented in Note 14 in the accompanying Notes to Consolidated Financial Statements. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets. In determining the discount rate, the Company utilizes the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans.   Actuarial assumptions used in the Company’s plans at February 7, 2009, are included in Note 14 in the accompanying Notes to Consolidated Financial Statements.  Effective February 20, 2009, the Company implemented a freeze of future benefit accruals related to its pension plan for the remaining grandfathered participants.  During 2008, the Company settled its liabilities related to its noncontributing defined benefit plan through lump-sum settlements with two employees and one other participant.   See further discussion in Note 14 in the accompanying Notes to Consolidated Financial Statements.

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

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates in foreign exchange rates.

At February 7, 2009, all of the Company’s debt obligations have floating interest rates, however, the swap agreement discussed below has effectively fixed the rate on $57.5 million of the debt.  The impact of a 1% change in interest rates affecting the Company’s debt would be minimal and would increase or decrease interest expense by approximately $482,000.

The Company’s net assets, net earnings and cash flows from its Canadian and Mexican operations are based on the U.S. dollar equivalent of such amounts measured in the respective country’s functional currency.  Assets and liabilities are translated to U.S. dollars using the applicable exchange rates as of the end of a reporting period.  Revenues, expenses and cash flows are translated using the average exchange rate during each period.  The Company’s Canadian operations constitute 12% of the Company’s total assets and 12% of the Company’s total sales as of and for the year ended February 7, 2009.  A hypothetical 10% unfavorable change in the Canadian-to-U.S. dollar exchange rate would cause an approximate $518,000 decrease to the Company’s net asset balance and could materially adversely affect its revenues, expenses and cash flows.  The Company’s exposure to changes in foreign exchange rates relative to the Mexican operations is minimal, as Mexican operations constitute only 1% of the Company’s total assets and 2% of the Company’s total sales as of and for the year ended February 7, 2009.

The Company has an interest rate swap to reduce exposure to market risk from changes in interest rates by swapping an unknown variable interest rate for a fixed rate.  This swap agreement has not been designated as a hedge as it has been determined that it does not qualify for hedge accounting treatment.  The principal objective of this contract is to minimize the risks and/or costs associated with the Company’s variable rate debt.  Gains and losses are recognized in the statement of operations as interest expense throughout the interest period.  The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to this financial instrument; however, the counterparty to this agreement is a major financial institution, and the risk of loss due to nonperformance is considered by management to be minimal.  The Company does not hold or issue interest rate swaps for trading purposes.  The following is a summary of the economic terms of the agreement at February 7, 2009:

Notional amount	$57,500,000
Fixed rate paid	4.97%
Variable rate received	3.25%
Effective date	September 19, 2007
Expiration date	September 17, 2010

Item 8.	Financial Statements and Supplementary Data

(a)	FINANCIAL STATEMENTS		PAGES

	-	Report of Independent Registered Public Accounting Firm	30
	-	Consolidated Balance Sheets as of February 7, 2009 and February 2, 2008	31-32
	-	Consolidated Statements of Operations for the fiscal years ended
		February 7, 2009, February 2, 2008 and February 3, 2007	33
	-	Consolidated Statements of Changes in Stockholders' Equity
		for the fiscal years ended February 7, 2009, February 2, 2008 and February 3, 2007	34
	-	Consolidated Statements of Cash Flows for the fiscal years ended February 7, 2009,
		February 2, 2008 and February 3, 2007	35-37
	-	Notes to Consolidated Financial Statements	38-70

The Company's fiscal year ends the first Saturday of February.  Accordingly, fiscal year 2008 ended February 7, 2009, and consisted of 53 weeks and fiscal years 2007 and 2006 ended February 2, 2008, and February 3, 2007, respectively, and consisted of 52 weeks. Throughout the "Financial Statements and Supplemental Data" section, references to 2008, 2007 or 2006 represent the fiscal years ended February 7, 2009, February 2, 2008, and February 3, 2007, respectively.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CPI Corp.:

We have audited the accompanying consolidated balance sheets of CPI Corp. and subsidiaries (the Company) as of February 7, 2009 and February 2, 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended February 7, 2009. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CPI Corp. and subsidiaries as of February 7, 2009 and February 2, 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended February 7, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CPI Corp. and subsidiaries’ internal control over financial reporting as of February 7, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 21, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

_________________________________

KPMG LLP

St. Louis, Missouri

April 21, 2009

CPI CORP.
Consolidated Balance Sheets – Assets

in thousands	February 7, 2009	February 2, 2008

ASSETS
Current assets:
Cash and cash equivalents	$23,665	$59,177
Accounts receivable:
Trade	6,050	7,469
Other	923	4,030
Inventories	8,489	14,296
Prepaid expenses and other current assets	5,800	5,174
Refundable income taxes	357	-
Deferred tax assets	9,581	2,673
Assets held for sale	6,615	16

Total current assets	61,480	92,835

Property and equipment:
Land	3,249	5,065
Building and building improvements	32,377	34,666
Leasehold improvements	4,406	5,426
Photographic, sales and manufacturing equipment	178,732	166,404
Total	218,764	211,561
Less accumulated depreciation and amortization	167,877	155,281
Property and equipment, net	50,887	56,280
Other investments - supplemental retirement plan	975	3,508
Goodwill	21,459	18,049
Intangible assets, net	40,206	44,907
Deferred tax assets	8,359	14,439
Other assets	7,227	6,499

TOTAL ASSETS	$190,593	$236,517

See accompanying footnotes to the consolidated financial statements.

CPI CORP.
Consolidated Balance Sheets - Liabilities and Stockholders’ Equity

in thousands, except share and per share data	February 7, 2009	February 2, 2008

LIABILITIES
Current liabilities:
Current maturities of long-term debt	$1,150	$8,697
Accounts payable	6,816	14,369
Accrued employment costs	10,146	10,330
Customer deposit liability	12,503	21,255
Income taxes payable	-	387
Sales taxes payable	5,284	4,884
Accrued advertising expenses	978	1,266
Accrued expenses and other liabilities	18,133	21,863

Total current liabilities	55,010	83,051

Long-term debt, less current maturities	102,316	103,022
Accrued pension plan obligations	10,591	10,490
Supplemental retirement plan obligations	1,112	3,437
Other liabilities	20,729	19,543

Total liabilities	189,758	219,543

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized; no shares outstanding	-	-
Preferred stock, Series A, no par value, 200,000 shares authorized; no shares outstanding	-	-
Common stock, $.40 par value, 50,000,000 shares authorized; 17,089,788 and 17,028,315
shares outstanding at February 7, 2009, and February 2, 2008, respectively	6,836	6,811
Additional paid-in capital	28,502	27,872
Retained earnings	210,615	222,435
Accumulated other comprehensive loss	(13,114)	(6,725)
	232,839	250,393
Treasury stock - at cost, 10,270,319 and 10,619,728 shares at
February 7, 2009, and February 2, 2008, respectively	(232,004)	(233,419)

Total stockholders' equity	835	16,974

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$190,593	$236,517

See accompanying footnotes to the consolidated financial statements.

CPI CORP.
Consolidated Statements of Operations
Fifty-three weeks ended February 7, 2009, and Fifty-two weeks ended February 2, 2008, and February 3, 2007

in thousands, except share and per share data	2008	2007	2006

Net sales	$462,548	$423,429	$292,973

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	41,218	45,284	28,582
Selling, general and administrative expenses	379,372	328,419	219,911
Depreciation and amortization	29,432	27,291	16,861
Other charges and impairments	13,557	7,695	1,241
	463,579	408,689	266,595

(Loss) income from continuing operations	(1,031)	14,740	26,378

Interest expense	9,147	10,652	2,380
Interest income	620	1,834	565
Recovery of preferred security interest	-	-	887
Other income, net	190	175	144
(Loss) income from continuing operations before income tax (benefit) expense	(9,368)	6,097	25,594

Income tax (benefit) expense	(2,644)	2,080	9,164

Net (loss) income from continuing operations	(6,724)	4,017	16,430

Net loss from discontinued operations, net of income tax benefit	(961)	(441)	(103)

NET (LOSS) INCOME	$(7,685)	$3,576	$16,327

NET (LOSS) INCOME PER COMMON SHARE

Net (loss) income per share from continuing operations - diluted	$(1.03)	$0.63	$2.58
Net loss per share from discontinued operations - diluted	(0.15)	(0.07)	(0.02)
Net (loss) income per share - diluted	$(1.18)	$0.56	$2.56

Net (loss) income per share from continuing operations - basic	$(1.03)	$0.63	$2.59
Net loss per share from discontinued operations - basic	(0.15)	(0.07)	(0.02)
Net (loss) income per share - basic	$(1.18)	$0.56	$2.57

Dividends per share	$0.64	$0.64	$0.64

Weighted average number of common and common equivalent
shares outstanding-diluted	6,509,840	6,415,706	6,375,709
Weighted average number of common and common equivalent
shares outstanding-basic	6,509,840	6,390,961	6,352,975

See accompanying footnotes to the consolidated financial statements.

CPI CORP.
Consolidated Statements of Changes in Stockholders' Equity
Fifty-three weeks ended February 7, 2009, and Fifty-two weeks ended February 2, 2008 and February 3, 2007

in thousands, except share and per share data				Accumulated		Deferred
		Additional		other	Treasury	compensation -
	Common	paid-in	Retained	comprehensive	stock,	restricted
	stock	capital	earnings	income (loss)	at cost	stock	Total

Balance at February 4, 2006	$7,428	$55,588	$210,666	$(11,171)	$(233,541)	$(377)	$28,593

Net income	-	-	16,327	-	-	-	16,327
Total other comprehensive income, net of tax effect	-	-	-	2,128	-	-	2,128
Total comprehensive income	-	-	-	-	-	-	18,455
Adoption of SFAS 158, net of tax	-	-	-	(344)	-	-	(344)
Surrender of employee shares to satisfy personal
tax liabilities upon vesting of formerly restricted shares	-	-	-	-	(97)	-	(97)
Reclassification of deferred compensation account
upon adoption of SFAS 123R	-	(377)	-	-	-	377	-
Purchase of treasury stock					(32,538)	-	(32,538)
Retirement of 1,658,607 common shares acquired
through Dutch Auction self-tender offer	(663)	(31,875)	-	-	32,538	-	-
Issuance of common stock to employee benefit
plans, restricted stock awards, option exercises
and option modification (90,414 shares)	25	494	-	-	581	-	1,100
Stock-based compensation recognized	-	776	-	-	-	-	776
Excess tax benefit related to stock-based compensation	-	904	-	-	-	-	904
Dividends ($0.64 per common share)	-	-	(4,050)	-	-	-	(4,050)

Balance at February 3, 2007	$6,790	$25,510	$222,943	$(9,387)	$(233,057)	$-	$12,799

Net income	-	-	3,576	-	-	-	3,576
Total other comprehensive income, net of tax effect	-	-	-	2,662	-	-	2,662
Total comprehensive income	-	-	-	-	-	-	6,238
Surrender of employee shares to satisfy personal
tax liabilities upon vesting of formerly restricted shares	-	-	-	-	(551)	-	(551)
Issuance of common stock to employee benefit plans
and restricted stock awards (61,606 shares)	21	237	-	-	189	-	447
Stock-based compensation recognized	-	2,724	-	-	-	-	2,724
Decreased tax benefit related to stock-based compensation	-	(599)	-	-	-	-	(599)
Dividends ($0.64 per common share)	-	-	(4,084)	-	-	-	(4,084)

Balance at February 2, 2008	$6,811	$27,872	$222,435	$(6,725)	$(233,419)	$-	$16,974

Net loss	-	-	(7,685)	-	-	-	(7,685)
Total other comprehensive loss, net of tax effect	-	-	-	(6,389)	-	-	(6,389)
Total comprehensive loss	-	-	-	-	-	-	(14,074)
Surrender of employee shares to satisfy personal
tax liabilities upon vesting of formerly restricted shares	-	-	-	-	(175)	-	(175)
Issuance of common stock, net of forfeitures (419,478 shares)	25	(229)	-	-	1,590	-	1,386
Stock-based compensation recognized	-	1,037					1,037
Decreased tax benefit related to stock-based compensation	-	(178)	-	-	-	-	(178)
Dividends ($0.64 per common share)	-	-	(4,135)	-	-	-	(4,135)

Balance at February 7, 2009	$6,836	$28,502	$210,615	$(13,114)	$(232,004)	$-	$835

See accompanying footnotes to the consolidated financial statements.

CPI CORP.
Consolidated Statements of Cash Flows
Fifty-three weeks ended February 7, 2009, and Fifty-two weeks ended February 2, 2008 and February 3, 2007

in thousands	2008	2007	2006

Reconciliation of net (loss) income to cash flows provided by (used in) operating activities:

Net (loss) income	$(7,685)	$3,576	$16,327

Adjustments for items not requiring (providing) cash:
Depreciation and amortization	29,432	27,291	16,861
Loss from discontinued operations	961	441	103
Stock-based compensation expense	1,037	2,724	776
Issuance of common stock to Sears	865	-	-
Loss on impairment of property and equipment	739	-	-
Loss on disposition of property and equipment	1,387	319	220
Deferred income tax provision	(2,550)	1,455	9,357
Pension, supplemental retirement plan and profit sharing expense	505	2,009	2,337
Lease guarantee reserve reduction	-	-	(887)
Other	678	683	401

Increase (decrease) in cash flow from operating assets and liabilities:
Accounts receivable	4,523	(1,987)	436
Inventories	5,448	2,000	81
Prepaid expenses and other current assets	(1,255)	550	(636)
Accounts payable	(5,153)	6,020	(555)
Contribution to pension plan	(3,157)	(5,050)	-
Supplemental retirement plan payments	(1,283)	(249)	(283)
Accrued expenses and other liabilities	(4,365)	(5,833)	(2,003)
Income taxes payable	(708)	(1,001)	(373)
Deferred revenues and related costs	(7,720)	2,655	(3,118)
Other	964	4,269	(1,051)

Cash flows provided by continuing operations	12,663	39,872	37,993
Cash flows used in discontinued operations	(816)	(406)	(43)
Cash flows provided by operating activities	11,847	39,466	37,950

See accompanying footnotes to the consolidated financial statements.

CPI CORP.
Consolidated Statements of Cash Flows (…continued)
Fifty-three weeks ended February 7, 2009, and Fifty-two weeks ended February 2, 2008 and February 3, 2007

in thousands	2008	2007	2006

Cash flows provided by operating activities	11,847	39,466	37,950

Cash flows (used in) provided by financing activities:
Repayment of long-term obligations	(8,697)	(17,241)	(8,333)
Proceeds from long-term borrowings	-	115,000	-
Payment of debt issuance costs	-	(2,737)	-
Restricted cash - release compensating balance under Credit Agreement	-	1,000	-
Purchase of treasury stock	-	-	(32,538)
Cash dividends	(4,135)	(4,084)	(4,050)
Surrender of employee shares to satisfy personal tax liability upon vesting
of previously restricted stock	(175)	(551)	(97)
Stock option exercises	-	-	589
Tax (deficiency) benefit excess from stock-based compensation	(178)	(599)	904
Other	(234)	-	(42)

Cash flows (used in) provided by financing activities	(13,419)	90,788	(43,567)

Cash flows (used in) provided by investing activities:
Acquisition of certain net assets of Portrait Corporation of America, Inc.,
net of cash and cash equivalents acquired	(52)	(83,010)	-
Additions to property and equipment	(36,074)	(14,884)	(2,760)
Proceeds from Rabbi Trust used for supplemental retirement plan payments	1,295	262	295
Distribution of Rabbi Trust funds in excess of related obligations	1,311	-	-
Other	32	(21)	107

Cash flows used in investing activities	(33,488)	(97,653)	(2,358)

Effect of exchange rate changes on cash and cash equivalents	(452)	282	-

Net (decrease) increase in cash and cash equivalents	(35,512)	32,883	(7,975)

Cash and cash equivalents at beginning of year	59,177	26,294	34,269

Cash and cash equivalents at end of year	$23,665	$59,177	$26,294

See accompanying footnotes to the consolidated financial statements.

CPI CORP.
Consolidated Statements of Cash Flows (…continued)
Fifty-three weeks ended February 7, 2009, and Fifty-two weeks ended February 2, 2008 and February 3, 2007

in thousands	2008	2007	2006

Supplemental cash flow information:
Interest paid	$7,969	$6,509	$2,224
Income taxes paid, net	$228	$2,082	$983
Supplemental non-cash financing activities:
Issuance of treasury stock under the Employee Profit Sharing Plan	$521	$442	$440
Issuance of restricted stock and stock options to employees and directors	$876	$2,690	$785
Issuance of common stock to Sears	$865	$-	$-

See accompanying footnotes to the consolidated financial statements.

CPI CORP.
Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

CPI Corp. (the "Company") is a holding company engaged, through its wholly-owned subsidiaries and partnerships, in selling and manufacturing professional portrait photography of young children, individuals and families and offers other related products and services.

The Company operates 3,046 (unaudited) professional portrait studios as of February 7, 2009, throughout the U. S., Canada, Mexico and Puerto Rico principally under license agreements with Sears, Roebuck and Co. (“Sears”) and lease and license agreements with Wal-Mart Stores, Inc. (“Wal-Mart”).  The Company also operates searsphotos.com, a vehicle for the Company’s customers to archive, share portraits via email and order additional portraits and products, and plans to launch a similar website for PictureMe Portrait Studio® in 2009.

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

Fiscal year	Ended	Weeks
2008	February 7, 2009	53
2007	February 2, 2008	52
2006	February 3, 2007	52

Business Concentrations

Volume of business – The Company’s customers are not concentrated in any specific geographic region.  Due to the widely dispersed nature of the Company’s retail business across millions of customers, no single customer accounts for a significant amount of the Company’s sales.

Revenues – During 2008, 52% and 48% of the Company’s revenues were generated from sales at Sears Portrait Studios, and PictureMe Portrait Studio® and Wal-Mart Portrait Studios, respectively.  In 2007, respective revenues were 65% and 35%.  These studios operate under agreements with Sears and Wal-Mart in the U. S., Canada, Mexico and Puerto Rico that require the Company to pay fees to host companies based on total annual net sales.

Sources of supply – The Company purchases photographic paper and processing chemistry from four major manufacturers.  The Company purchases software for its digital studios and its digital manufacturing system from a single vendor.   The Company purchases other equipment and materials for all its operations from a number of suppliers and is not dependent upon any other supplier for any specific kind of equipment or materials.

CPI CORP.
Notes to Consolidated Financial Statements

Foreign operations – Included in the Company’s consolidated balance sheets at February 7, 2009, and February 2, 2008, are long-lived assets of $16.1 million and $25.0 million, respectively employed in the Company’s Canadian operations.  Net sales related to the Canadian operations were $54.6 million, $49.7 million and $24.1 million in fiscal 2008, 2007 and 2006, respectively.  Also included in the Company’s consolidated balance sheet at February 7, 2009, are long-lived assets of $1.6 million and $3.1 million, respectively, employed in the Company’s Mexican operations.  Net sales related to the Company’s Mexican operations were $10.1 million and $6.1 million in 2008 and 2007, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include, but are not limited to, workers’ compensation and general liability insurance reserves; employee health self-insurance reserves; depreciation; recoverability of long-lived assets; establishing values for identifiable intangible assets; establishing restructuring reserves, income tax and other reserves and defined benefit retirement plan assumptions.  Actual results could differ from those estimates.

Foreign Currency Translations

Assets and liabilities of foreign operations are translated into U.S. dollars at the exchange rate in effect on the balance sheet date, while income and expense accounts are translated at the average rates in effect during each period of the fiscal year.  Gains and losses on foreign currency translations are included in the determination of accumulated other comprehensive (loss) income for the year.  These (losses) gains amounted to ($5.0 million), $2.5 million, and ($264,000) in 2008, 2007 and 2006, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  As of February 7, 2009, the Company held all of its cash equivalents in a single money market fund.

Accounts Receivable

For all studios operating within Sears, collections (cash, check and credit sales) are deposited with Sears and subsequently remitted, net of commission, to CPI by Sears.  Sears’ remittances are reconciled to CPI receivables and any differences are resolved and recorded as appropriate.  There was no allowance for doubtful accounts at February 7, 2009, and February 2, 2008, as substantially all accounts receivable relate to amounts to be remitted by Sears, and management has a high level of assurance of the collectibility of these amounts.

For all studios operating within Wal-Mart, collections are made directly by CPI.  There are no customer receivables since revenue is not recorded until the delivery of a package which coincides with final collection.  Accordingly, no allowance for doubtful accounts is required.

Inventories

Inventories are stated at the lower of cost or market, with cost of all inventories being determined by the first-in, first-out (FIFO) method.  Material and production costs incurred relating to portraits processed pending delivery to customers, or in-process, are inventoried and expensed when the related sales revenue is recognized.

CPI CORP.
Notes to Consolidated Financial Statements

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization.

Depreciation and amortization on property and equipment is computed principally using the straight-line method over estimated useful lives of the respective assets.   Photographic, sales and manufacturing equipment purchased in the PCA Acquisition were assigned lives in accordance with their remaining useful life.  A summary of estimated useful lives is as follows:

Building and building improvements	15 to 19 years
Leasehold improvements	5 to 15 years
Photographic, sales and manufacturing equipment	2 to 7 years

In 2008, a write-off of $1.7 million represents property and equipment taken out of service in relation to completion of the digital conversion of PictureMe Portrait Studio®.  This amount was recorded in the fourth quarter of 2008 and represented an out-of-period immaterial correction of an error for the understatement of depreciation expense of $563,000 in 2007 and $1.2 million in the first three quarters of 2008.  The $1.7 million was offset by a foreign currency impact of $338,000.

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

Business Combinations

In accordance with SFAS No. 141, “Business Combinations,” the Company allocates the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their fair values. Valuations are performed to assist in determining the fair values of assets acquired and liabilities assumed, which requires management to make significant estimates and assumptions, especially with respect to intangible assets.  Management makes estimates of fair value based upon assumptions believed to be reasonable.  These estimates are based on historical experience and information obtained from management of the acquired companies.  Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from portrait sales, anticipated customer demand, the acquired company's brand awareness and market position, the expected useful economic life of underlying agreements, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company's product portfolio, and discount rates.

Long-Lived Asset Recoverability

In accordance with Statement of Financial Accounts Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, primarily property and equipment, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  The SFAS No. 144 impairment test is a two-step process.  If the carrying value of asset exceeds the expected future cash flows (undiscounted and without interest) from the asset, impairment is indicated.  The impairment loss recognized is the excess of the carrying value of the asset over its fair value less costs to sell.  As of February 7, 2009, the carrying values of certain assets held for sale exceeded their fair values less costs to sell.  As such, the Company recorded a $627,000 charge in other charges and impairments in the 2008 Consolidated Statement of Operations to reduce the asset carrying values to their fair values less costs to sell.  See Note 7 for further details.

CPI CORP.
Notes to Consolidated Financial Statements

Recoverability of Goodwill and Acquired Intangible Assets

The Company accounts for goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires the Company to test goodwill for impairment on an annual basis, and between annual tests whenever events or changes in circumstances indicate the carrying amount may not be recoverable.  SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill.  The first phase is a screen for impairment, which compares the reporting units' estimated fair value to their carrying values.  If the carrying value exceeds the estimated fair value in the first phase, the second phase is performed in which the Company’s goodwill is written down to its implied fair value, which the Company would determine based upon a number of factors, including operating results, business plans and anticipated future cash flows.

The Company performs its annual impairment test at the end of its second quarter, or more frequently if circumstances indicate the potential for impairment.  The Company completed its annual impairment test of goodwill during the second quarter of 2008 and concluded that no write-downs or impairment charges were required at that time.

As of February 7, 2009, the end of the Company’s fiscal year 2008, the Company considered possible impairment triggering events, including its market capitalization relative to the carrying value of its net assets, as well as other relevant factors, and concluded that no goodwill impairment was indicated at that date, and therefore no impairment test was necessary in the fourth quarter.  The Company will continue to assess the recoverability of the carrying value of goodwill on a quarterly basis to determine if circumstances exist which indicate the carrying value may not be recoverable.  If there are indications at those dates that goodwill is impaired, the Company will perform a fair value analysis of its goodwill in accordance with its policy. If the Company were required to write-down its goodwill, the resulting non-cash impairment charge could be significant, which would adversely affect the Company’s financial position and results of operations.

The Company reviews its intangible assets with definite useful lives under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires the Company to review for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of intangible assets with definite useful lives is measured by a comparison of the carrying amount of the asset to the estimated future undiscounted cash flows expected to be generated by such assets.  If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, which is determined on the basis of discounted cash flows.

As a result of the continuing challenging economic and consumer retail environment, the Company’s management, in connection with the preparation of its 2008 year-end financial statements, conducted a sensitivity analysis relating to the fair value of the Company’s intangible assets with definite useful lives and concluded no impairment was indicated.  It is possible that changes in circumstances, existing at that time or at other times in the future, or in the assumptions and estimates, including historical and projected cash flow data, utilized by the Company in its evaluation of the recoverability of its intangible assets with definite useful lives, could require the Company to write-down its intangible assets and record a non-cash impairment charge, which could be significant, and would adversely affect the Company’s financial position and results of operations.

CPI CORP.
Notes to Consolidated Financial Statements

Self-Insurance Reserves

The Company is self-insured with stop-loss coverage for medical insurance and has a large deductible program for worker’s compensation and general liability insurance.  The Company has established reserves for claims under these plans that have been reported but not paid and incurred but not reported.  These reserves are based upon the Company’s estimates of the aggregate liability for uninsured claims incurred using actuarial assumptions followed in the insurance industry and the Company’s historical experience. Loss estimates are adjusted based upon actual claims settlements and reported claims.

Revenue Recognition and Deferred Costs

Sales revenue is recorded when portraits and/or other merchandise is delivered to customers.  Costs incurred relating to portraits processed pending delivery to customers, or in-process, is inventoried and expensed when the related photographic sales revenue is recognized.

Each brand offers customers the opportunity to join a portrait savings club.  Each club requires a one-time fee for a one-year membership.  PictureMe Portrait Studio® Portrait Smiles Club members receive savings on products and services and a free portrait sheet on each returning visit.  Sears’ Super Saver Program members also receive savings on products and services and pay no session fees for the enrollment period.  Both of these plans were designed to promote customer loyalty while encouraging frequent return visits to the studio.  The entire fee received is deferred and amortized into revenues on a straight-line basis over the period of the customer’s program.

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

The consolidated balance sheets include capitalized direct-response advertising costs of  $1.5 million and $376,000 at February 7, 2009 and February 2, 2008, respectively.  Advertising expense for 2008, 2007 and 2006 was $32.3 million, $34.8 million and $28.3 million, respectively.

Derivative Instruments and Hedging Activities

The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value.  Changes in fair values of derivatives not qualifying for hedge accounting are reported in earnings.  As of February 7, 2009, the Company had no derivatives qualifying for hedge accounting.

Defined Benefit Plans

Effective February 3, 2007, the Company adopted the recognition and disclosure provisions as required by SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB statements No. 87, 88, 106 and 132R.  As a result, the Company recorded an after-tax charge of $344,000 ($555,000 pretax) in 2007, to accumulated other comprehensive income.  This statement also requires the measurement of plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position, effective for fiscal years ending after December 15, 2008.  As such, the Company utilized a measurement date of February 7, 2009, for fiscal year 2008, compared to December 31, 2007, for fiscal year 2007 for its defined benefit plans.  The impact of this change was not significant to the Company’s financial statements.

CPI CORP.
Notes to Consolidated Financial Statements

At the measurement date, plan assets are determined based on fair value.  The net pension and supplemental executive retirement benefit obligations and the related periodic costs are based on, among other things, assumptions of the discount rate, estimated return on plan assets and estimated salary increases. These obligations and related periodic costs are measured using actuarial techniques and assumptions.  The actuarial cost method used to compute the Retirement Plan pension liabilities and related expense is the Projected Unit Credit method.  Market related value of assets is valued with a five-year phase-in of gains and losses.  The SERP has no assets.

Effective February 20, 2009, the Company implemented a freeze of future benefit accruals related to its pension plan for the remaining grandfathered participants.  During 2008, the Company settled its liabilities related to its noncontributing defined benefit plan through lump-sum settlements with two employees and one other participant.  See further discussion in Note 14.

Postemployment Benefits

In the ordinary course of business, the Company provides postemployment benefits to employees who have been terminated.  The Company does not accrue obligations related to these benefits over the service period as the applicable service and related amounts cannot be reasonably estimated.  Obligations are accrued when terminations are probable and estimable.

Income Taxes

The Company provides deferred income tax assets and liabilities based on the estimated future tax effects of operating losses and tax credit carryforwards, as well as the differences between the financial and tax bases of assets and liabilities based on currently enacted tax laws.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The tax balances and income tax (benefit) expense recognized by the Company are based on management’s interpretation of the tax laws of multiple jurisdictions.  Income tax (benefit) expense also reflects the Company’s best estimates and assumptions regarding, among other things, the level of future taxable income, interpretation of the tax laws, and tax planning.  The Company assesses temporary differences that result from differing treatments of certain items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are shown on our consolidated balance sheet.  The Company must assess the likelihood that deferred tax assets will be realized.  To the extent the Company believes that realization is not likely, a valuation allowance is established.  When a valuation allowance is established or increased in an accounting period, a corresponding tax expense is recorded, when appropriate, in our consolidated statement of operations.

Stock-based Compensation Plans

At February 7, 2009, the Company had various stock-based employee compensation plans, which are described more fully in Note 13.  The Company accounts for its stock-based compensation plans under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which requires the Company to recognize the cost of awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

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

NOTE 2 – ADOPTION OF NEW ACCOUNTING STANDARDS

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) FAS 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP FAS 132R-1”), an amendment of SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” (“SFAS No. 132R”).  This position will require more detailed disclosures regarding defined benefit plan assets including investment policies and strategies, major categories of plan assets, valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets.  This position becomes effective for fiscal years ending after December 15, 2009.  Upon initial application, the provisions of this position are not required for earlier periods that are presented for comparative purposes.  The Company is currently evaluating the disclosure requirements of this new position.

 CPI CORP.
Notes to Consolidated Financial Statements

In October 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”).  FSP 157-3 clarifies the application of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS No. 157”), which the Company adopted on February 3, 2008, related to financial assets and financial liabilities, in an inactive market and demonstrates how the fair value of a financial asset is determined when the market for that financial asset is inactive.  FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  The adoption of FSP 157-3 did not have a material effect on the Company’s results of operations or financial condition as it did not have any financial assets in inactive markets as of February 7, 2009.

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

NOTE 3 – FAIR VALUE MEASUREMENTS

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

CPI CORP.
Notes to Consolidated Financial Statements

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

Determining which hierarchical level an asset or liability falls within requires significant judgment.  The Company evaluates its hierarchy disclosures each quarter.  The following table summarizes the financial instruments measured at fair value in the Condensed Consolidated Balance Sheet as of February 7, 2009 (in millions):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swap (1)	$-	$3.5	$-	$3.5

(1)
The total fair value of the interest rate swap is included in Other Liabilities as of February 7, 2009.  This financial instrument was valued using the “income approach” valuation technique.  This method used valuation techniques to convert future amounts to a single present amount.  The measurement was based on the value indicated by current market expectations about those future amounts.  The Company uses its interest rate swap as a means of managing interest rates on its outstanding fixed-rate debt obligations.  The fair value of the interest rate swap at February 7, 2009,  and February 2, 2008, was $3.5 million and $2.9 million, respectively.

The Company also uses fair value measurements when it periodically evaluates the recoverability of goodwill, acquired intangible assets and long-lived assets.

SFAS No. 157 requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis.  As of February 7, 2009, no assets or liabilities were measured at fair value on a nonrecurring basis.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Current Assets and Current Liabilities

Excluding deferred tax assets, the carrying amounts approximate fair value at February 7, 2009, and February 2, 2008 due to the short maturity of these financial instruments.

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

Long-Term Debt and Interest Rate Swap

As of February 7, 2009, the Company’s long-term debt bears a rate of interest that varies with the market.  Accordingly, the fair market value is estimated to approximate the recorded value of this instrument.  Additionally, the company has an interest rate swap agreement for $57.5 million which bears interest at a fixed rate.  At February 7, 2009 and February 2, 2008, the fair market value of the swap of  $3.5 million and $2.9 million, respectively, was recorded in the financial statements within other liabilities.

NOTE 4 – BUSINESS ACQUISITION

On June 8, 2007, the Company completed its acquisition of substantially all of the assets (the “Assets”) of Portrait Corporation of America (“PCA”) and certain of its affiliates (collectively, the “Sellers”) and assumed certain liabilities of PCA (the “PCA Acquisition”).  The PCA Acquisition was made pursuant to the Purchase and Sale Agreement (the “Purchase Agreement”) dated as of May 1, 2007, by and among the Sellers and the Company, as thereafter amended.  The Company paid $82.5 million in cash, assumed certain liabilities and replaced certain letters of credit outstanding under PCA’s credit facilities maintained in bankruptcy.  Additionally, fees related to the transaction totaled $1.5 million.  The Company financed the PCA Acquisition with bank borrowings and amended its existing credit facility in connection with the closing of the Transaction.  See Note 10 for a description of this amendment.

The operations acquired in the PCA Acquisition are operating within CPI Corp. as the PictureMe Portrait Studio® brand (“PMPS brand”). For purposes of this report, the PictureMe Portrait Studio® brand includes all studios operating under Wal-Mart agreements; those in the U.S. are operating as PictureMe Portrait Studios® and as Wal-Mart Portrait Studios in Canada and Mexico.  PictureMe Portrait Studio® is the sole operator of portrait studios in Wal-Mart Stores and Supercenters in the U.S., Canada, Mexico and Puerto Rico.  As of February 7, 2009, PictureMe Portrait Studio® operated 2,019 studios worldwide, including 1,642 in the U.S. and Puerto Rico, 259 in Canada and 118 in Mexico (unaudited).

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

CPI CORP.
Notes to Consolidated Financial Statements

The following table summarizes the fair values of the assets acquired and liabilities assumed at June 8, 2007 (in thousands):

Current assets	$10,448
Property and equipment	34,986
Goodwill	21,227
Intangibles	46,779
Other assets	6,762

Total assets acquired	$120,202

Current liabilities assumed	(27,666)
Long-term liabilities assumed	(8,606)

Total allocated purchase price	$83,930

The following unaudited pro forma summary presents the Company’s revenue, net loss, basic loss per common share and diluted loss per common share as if the PCA Acquisition had occurred on the first day of each fiscal year presented  (in thousands, except per share data):

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

CPI CORP.
Notes to Consolidated Financial Statements

NOTE 5 – DISCONTINUED OPERATIONS

During the fourth quarter of 2008 and third quarter of 2007, the Company decided to discontinue its Portrait Gallery and E-Church operations, and sell its 5-portrait studio operation in the United Kingdom (the “UK Operation”), respectively.  These decisions were made in order to eliminate the unprofitable operations.  Sales and operating results for these operations included in discontinued operations are presented in the following table:

in thousands	2008	2007	2006

Discontinued operations:

Net Sales	$463	$828	$830

Operating loss	$1,504	$570	$161
Tax benefit	543	129	58

Net loss from discontinued operations	$961	$441	$103

The net loss consists of costs to operate the Portrait Gallery and E-Church operations until they were discontinued in the fourth quarter of 2008, as well as related asset write-offs, and the costs to operate the UK Operation until its sale in October 2007 and related asset write-offs since the proceeds from the sale were nominal.

NOTE 6 – INVENTORIES

Inventories consist of:

in thousands	February 7, 2009	February 2, 2008

Raw materials - film, paper and chemicals	$2,724	$4,902
Portraits in process	1,313	2,244
Finished portraits pending delivery	261	1,187
Frames and accessories	426	634
Studio supplies	2,495	3,636
Equipment repair parts and supplies	878	1,246
Other	392	447

Total	$8,489	$14,296

These balances are net of obsolescence reserves totaling $149,000 and $277,000 at February 7, 2009, and February 2, 2008, respectively.

NOTE 7 – ASSETS HELD FOR SALE

In connection with the PCA Acquisition, the Company acquired a manufacturing facility located in Matthews, North Carolina, and a warehouse and excess parcels of land located in Charlotte, North Carolina.  In the fourth and third quarters of 2008, the Company decided to list the manufacturing facility, and the warehouse and excess parcels of land, respectively, for sale, as they were no longer required by the business.  The Company determined these properties meet the criteria for “held for sale accounting” under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets,” and have presented the respective group of assets separately on the face of the Consolidated Balance Sheet as of February 7, 2009.

CPI CORP.
Notes to Consolidated Financial Statements

At the time an asset qualifies for held for sale accounting, the asset is evaluated to determine whether or not the carrying value exceeds its fair value less cost to sell.  Any loss as a result of the carrying value being in excess of fair value less cost to sell is recorded in the period the assets meets held for sale accounting.  Management judgment is required to assess the criteria required to meet held for sale accounting, and estimate fair value.  As of February 7, 2009, the carrying values of the respective assets held for sale exceeded their fair values less costs to sell.  As such, the Company recorded a $627,000 charge in other charges and impairments in the 2008 Consolidated Statement of Operations to reduce the asset carrying values to their fair values less costs to sell.

The major classes of assets included in assets held for sale in the Consolidated Balance Sheet as of February 7, 2009, are as follows (in thousands):

Land	$1,473
Buildings and building improvements	5,142
Assets held for sale	$6,615

The Company expects the sales of these assets will be completed within a one year time period.

On March 9, 2009, the production facility in Thomaston, Connecticut was listed for sale.  This property will be moved to assets held for sale in the first quarter of 2009 and was recorded within property and equipment in the Consoldiated Balance Sheet, with a net book value of $247,000, at February 7, 2009.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

In connection with the PCA Acquisition, the Company recorded goodwill in the excess of the purchase price over the fair value of assets acquired and liabilities assumed in accordance with SFAS No. 141.  Under SFAS No. 141, goodwill is not amortized and instead is periodically evaluated for impairment.    The goodwill is expected to be fully deductible for tax purposes over 15 years.  The following table summarizes the Company’s goodwill (in thousands):

	February 7, 2009	February 2, 2008

PCA acquisition	$21,227	$17,338

Goodwill from prior acquisitions	512	512

Translation impact on foreign balances	(280)	199
	$21,459	$18,049

The following is a summary of the 2008 and 2007 changes in goodwill (in thousands):

	2008	2007
Balance, beginning of year	$18,049	$512
Purchase accounting entries	3,889	17,338
Translation impact on foreign balances	(479)	199
Balance, end of year	$21,459	$18,049

The increase in goodwill from Feburary 2, 2008, in relation to the PCA Acquisition, is primarily due to corrections in the valuation of certain fixed assets acquired and deferred tax assets recorded in conjunction with the PCA Acquisition.

Also, in connection with the PCA Acquisition, the Company acquired intangible assets related to the host agreement with Wal-Mart and the customer list.  These assets were recorded in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  The host agreement with Wal-Mart and the customer list are being amortized over their useful lives of 21.5 years using the straight-line method and 6 years using an accelerated method, respectively.  The following table summarizes the Company’s amortized intangible assets as of February 2, 2008, and February 7, 2009 (in thousands):

CPI CORP.
Notes to Consolidated Financial Statements

	2007
			Translation
			Impact of
		Accumulated	Foreign
	Gross Amount	Amortization	Balances	Net Balance

Acquired host agreement	$43,982	$(1,359)	$646	$43,269
Acquired customer list	3,035	(1,440)	43	1,638
	$47,017	$(2,799)	$689	$44,907

	2008
			Translation
			Impact of
		Accumulated	Foreign
	Gross Amount	Amortization	Balances	Net Balance

Acquired host agreement	$43,269	$(2,020)	$(1,851)	$39,398
Acquired customer list	1,638	(810)	(20)	808
	$44,907	$(2,830)	$(1,871)	$40,206

The aggregate amortization expense for these intangible assets was $2.8 million in each of fiscal years 2008 and 2007.  The estimated aggregate amortization expense for the next five fiscal years is as follows:

2009	$2,421
2010	$2,224
2011	$2,124
2012	$2,072
2013	$2,074

NOTE 9 – OTHER ASSETS AND OTHER LIABILITIES

Included in accrued expenses and other liabilities as of February 7, 2009, and February 2, 2008, is $8.7 million and $10.4 million, respectively, in accrued host commissions and $4.7 million and $5.6 million, respectively, related to accrued worker's compensation.

Included in both other assets and other liabilities is $6.9 million and $6.3 million as of February 7, 2009, and February 2, 2008, respectively, related to worker’s compensation insurance claims that exceed the deductible of the Company and that will be paid by the insurance carrier.  Since the Company is not released as primary obligor of the liability, it is included in both other assets as a receivable from the insurance company and in other liabilities as an insurance liability.

NOTE 10 – BORROWINGS

In connection with the PCA Acquisition on June 8, 2007, the Company amended and restated its Credit Agreement to a five-year term and revolving credit facility in an amount up to $155 million, consisting of a $115 million term loan and a $40 million revolving loan with a sub-facility for letters of credit in an amount not to exceed $25 million.  The obligations of the Company under the Credit Agreement are secured by (i) a guaranty from certain material direct and indirect domestic subsidiaries of the Company, and (ii) a lien on substantially all of the assets of the Company and such subsidiaries.

The term loan under the Credit Agreement bears interest at the Company’s option, at either a period-based London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 2.25% to 2.75%, or the Base Rate plus a spread ranging from 0.75% to 1.25%.  The Base Rate is determined from the greater of the prime rate or the Federal Funds rate plus 0.50% (the “Base Rate”).  Revolving loans are priced at the Base Rate.  The Company is also required to pay a non-use fee of 0.25% to 0.50% per annum on the unused portion of the revolving loans and letter of credit fees of 1.75% to 2.50% per annum.  The interest rate spread in the case of LIBOR and Base Rate loans and the payment of the non-use fees and the letter of credit fees is dependent on the Company’s Ratio of Total Debt to EBITDA (as defined in the Credit Agreement).  Upon the occurrence and during the continuance of a default, unless the required lenders otherwise consent, the interest on obligations under the Credit Agreement will increase by two percent (2%) per annum.  Interest is payable quarterly in arrears or at the end of the applicable LIBOR periods.  Unless sooner repaid in whole or part pursuant to the terms of the Credit Agreement, the outstanding principal balance of the term loan is to be repaid in quarterly installments of $287,500 beginning September 30, 2007, with a final payment being made on the maturity date thereof.  The agreement also includes mandatory prepayments based on the Company’s levels of cash flow and certain transactions.  The mandatory prepayment based upon cash flow is calculated annually at the conclusion of the fiscal year and is equal to 75% of excess cash flow (as defined in the Credit Agreement).  If the Ratio of Total Debt to EBITDA is below 1.50 to 1.00 for any two consecutive fiscal years, such percentage is reduced to 25% of excess cash flow.

CPI CORP.
Notes to Consolidated Financial Statements

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

As part of this Credit Agreement, the Company entered into an interest rate swap agreement to manage the interest rate risk on $57.5 million of the term loan.  This swap agreement has not been designated as a hedge as it has not been determined that it qualifies for cash flow hedge accounting.  As discussed above, payments under the term loan are currently based on an applicable LIBOR period plus 2.75%.  To economically hedge the risk of increasing interest rates, the Company entered into an interest rate swap that effectively converted three-month floating rate LIBOR-based payments to a fixed rate of 4.97% plus the LIBOR-rate spread of 2.75%, resulting in a 7.72% interest rate.  The contract expires in September 2010.  With LIBOR rates falling, the fixed rate loss related to this agreement was $617,000 and $2.9 million at February 7, 2009, and February 2, 2008, respectively, which is included in interest expense.

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

Outstanding debt obligations are as follows:

in thousands	February 7, 2009	February 2, 2008

Term loan portion of the Credit Agreement,
net of unamortized issuance costs	$103,466	$111,719
Less: current maturities	1,150	8,697
	$102,316	$103,022

There were no short-term borrowings outstanding at February 7, 2009, or February 2, 2008.

As of February 7, 2009, long-term debt maturities are as follows:

in thousands	2008	2007

2009	$1,150	$1,150
2010	1,150	1,150
2011	1,150	1,150
2012	102,278	102,278
	$105,728	$105,728
Unamortized issuance costs	2,262	2,706
	$103,466	$103,022

Mandatory prepayments have not been reflected in maturities for 2009 through 2011, as the amounts required based on cash flows, if any, are not currently estimable.

CPI CORP.
Notes to Consolidated Financial Statements

Effective April 16, 2009, the Company entered into the third amendment (the "Amendment") to its Credit Agreement to change the interest rate structure and the amortization schedule and to replace preexisting minimum EBITDA and interest coverage covenants with a fixed charge ratio test (i.e., EBITDA minus capital expenditures to fixed charges) and tighten the leverage ratio test (i.e., Funded Debt to EBITDA).   These changes were made to allow for greater flexibility in the event that the economic climate worsens and has an impact on the Company’s earnings.

Pursuant to the Amendment, the term loan bears interest at the Company’s option, at either a period-based London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 3.25% to 4.00%, or the Base Rate plus a spread ranging from 1.75% to 2.50%.  The Base Rate is determined from the greater of the prime rate, the Federal Funds rate plus 0.50% or the LIBOR Rate plus 1.00% (the “Base Rate”).  Revolving loans are priced at the Base Rate.  The Company is also required to pay a non-use fee of 0.50% per annum on the unused portion of the revolving loans and letter of credit fees of 3.25% to 4.00% per annum.  The interest rate spread in the case of LIBOR and Base Rate loans and the payment of the non-use fees and the letter of credit fees is dependent on the Company’s Ratio of Total Debt to EBITDA (as defined in the Credit Agreement).  If the Company fails to deliver required financial statements and compliance certifications, all of the above interest rates reset to the maximums indicated until five days following the date such statements and certifications are submitted.  The interest rates will not be reduced if an event of default exists.

In addition, under the Amendment, the mandatory payment schedule requires that unless sooner repaid in whole or part pursuant to the terms of the Credit Agreement, the outstanding principal balance of the term loan is to be repaid in installments of $1.0 million on each of March 31, June 30 and September 30 and $7.0 million on December 31 for all periods after the date of the Amendment, with a final payment being made on the maturity date thereof.

The Company incurred $263,000 in issuance costs associated with this amendment, which will be amortized over the remainder of the life of the loan in addition to fees that are currently being amortized.

NOTE 11 – STOCKHOLDERS’ EQUITY

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

CPI CORP.
Notes to Consolidated Financial Statements

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

Comprehensive (Loss) Income and Accumulated Other Comprehensive (Loss) Income

The presentation of other comprehensive income for the year ended February 3, 2007 was adjusted to exclude the impact of the adoption of SFAS No. 158.

The following table shows the computation of comprehensive (loss) income:

in thousands	2008	2007	2006

Net (loss) income	$(7,685)	$3,576	$16,327
Other comprehensive (loss) income:
Foreign currency translation adjustments	(4,959)	2,510	(264)
Defined benefit plans (1)	(1,430)	152	2,392
Total accumulated other comprehensive (loss) income	(6,389)	2,662	2,128

Total comprehensive (loss) income	$(14,074)	$6,238	$18,455

                                                                   (1)  Net of tax (benefit) expense of ($876), $93, and $1,255 for 2008, 2007 and 2006, respectively.

The following table displays the components of accumulated other comprehensive (loss) income as of February 7, 2009, February 2, 2008 and February 3, 2007:

in thousands	2008	2007	2006

Foreign currency translation adjustments	$(3,351)	$1,608	$(902)
Unfunded projected benefit obligation, net of tax:
Prior service cost	-	(131)	(178)
Unamortized net actuarial losses	(9,763)	(8,202)	(8,307)
Accumulated other comprehensive loss	$(13,114)	$(6,725)	$(9,387)

CPI CORP.
Notes to Consolidated Financial Statements

The Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R (“SFAS No. 158”) as of February 3, 2007.  SFAS No. 158 requires the Company to recognize the funded status of defined benefit plans as an asset or liability in its balance sheet.  Funded status represents the difference between the projected benefit liability obligation of the plan and the market value of the plan’s assets.  Previously unrecognized amounts are now included in accumulated other comprehensive (loss) income under SFAS No. 158.  Changes in these amounts in the future will be adjusted as they occur through accumulated other comprehensive (loss) income.

NOTE 12 – OTHER CHARGES AND IMPAIRMENTS

Other charges and impairments recorded as a component of (loss) income from operations included:

in thousands	2008	2007	2006

Sears fees related to settlement of the previous license agreement	$7,527	$2,500	$-
Other transition related costs - PCA Acquisition	2,121	2,817	-
Reserves for severance and related costs	2,046	2,035	878
Impairment charges	739	256	179
Other	1,124	87	184
	13,557	7,695	1,241
Recorded as a component of other (expense) income following income from operations:

Lease guarantee reserve reduction	-	-	887

Total Other Charges and Impairments	$13,557	$7,695	$354

Sears Fees Related to Settlement of the Previous License Agreement

In 2008 and 2007, the Company incurred certain fees and charges in relation to the settlement of the previous Sears license agreement.  These fees and charges are discussed further in Item 1, “Business” and in Note 16.

Other Transition Related Costs – PCA Acquisition

During 2008, ongoing expense related to PCA included legal expense of $866,000 related to the PictureMe Press case and lab closure- related expense of $902,000.  The remainder of expense relates to ongoing legal expenses and consultants.

During 2007, in connection with the PCA Acquisition, the Company incurred transition-related costs associated with combining the operations of PCA into the CPI organization ($2.0 million), costs associated with the closure of the Institutional business acquired from PCA ($265,000), and cure costs associated with contractual obligations transferred from PCA to CPI ($523,000).

Reserves for Severance and Related Costs

Charges in 2008 and 2007 were principally related to severance costs resulting from the termination of employees in connection with the integration of operations of the PCA Acquisition into CPI.

Charges in 2006 represent $878,000 related principally to the separation of employment of three executives, including the Company’s former CEO.

CPI CORP.
Notes to Consolidated Financial Statements

Impairment Charges

During 2008, the Company incurred $739,000 related to the closure of the write-downs of certain asset values held for sale.

During 2007, the Company incurred $256,000 in charges related to software that is no longer used in the business.

During 2006, the Company incurred $179,000 in charges related to the write-offs of certain legacy equipment that is no longer used in the business.

Other

Costs in 2008 primarily relate to legal expense of $913,000 incurred for the settlement of the Portraits International of the Southwest vs. CPI Corp. case.  The remainder relates to executive recruitment expense and a contract negotiation with a director.

Costs in 2007 related to one-time strategic studies and legal charges.

The Company began a process to explore strategic alternatives to enhance shareholder value in 2006.  Investment banking and legal services in connection with this review totaled $184,000 in 2006.

Lease Guarantee Reserve Reduction

The lease guarantee reduction recorded in 2006 represents a partial reversal of reserves initially recorded in 2004 related to operating lease guarantees associated with the Company’s former Wall Décor segment, Prints Plus.  As the total guarantee related to these leases decreased with the passage of time, the payment of rents by Prints Plus and the settlement by the Company of certain leases rejected in bankruptcy, the related liability was reduced to reflect management’s revised estimate of remaining potential loss. This reserve is more fully discussed in Note 16.

The following is a summary of the 2008 and 2007 activity in the reserves established in connection with the Company’s restructuring and other initiatives:

in thousands			Asset
	Reserve	2008	Write-		Reserve
	Balance	Charges	Downs/	Cash	Balance
	Feb. 2, 2008	(Credits)	Impairments	Payments	Feb. 7, 2009
Recorded as a component of (loss) income from operations:
Sears fees related to settlement of previous license agreement	$2,500	$7,527	$-	$(7,809)	$2,218
Other transition related costs - PCA Acquisition	472	2,121	-	(2,124)	469
Reserves for severance and related costs	1,575	2,046	-	(2,437)	1,184
Impairment charges	-	739	(739)	-	-
Lease guarantee reserve	744	(14)	-	-	730
Other	-	1,138	-	(1,061)	77

Total	$5,291	$13,557	$(739)	$(13,431)	$4,678

CPI CORP.
Notes to Consolidated Financial Statements

in thousands			Asset
	Reserve	2007	Write-		Reserve
	Balance	Charges	Downs/	Cash	Balance
	Feb. 3, 2007	(Credits)	Impairments	Payments	Feb. 2, 2008
Recorded as a component of income from operations:
Sears fees related to settlement of previous license agreement	$-	$2,500	$-	$-	$2,500
Other transition related costs - PCA Acquisition	-	2,817	-	(2,345)	472
Reserves for severance and related costs	449	2,035	-	(909)	1,575
Impairment charges	-	256	(256)	-	-
Lease guarantee reserve	744	-	-	-	744
Other	-	87	-	(87)	-

Total	$1,193	$7,695	$(256)	$(3,341)	$5,291

The remaining reserves primarily relate to severance and fees related to settlement of the previous Sears license agreement and are expected to be paid principally in 2009, with certain Sears fees being paid throughout 2014, see Note 16.  Reserves relating to the Company’s guarantee of certain retail store leases of Prints Plus will be reduced as settlements or payments occur or as the related statutes of limitations expire.

NOTE 13 – STOCK-BASED COMPENSATION PLANS

At February 7, 2009, the Company had outstanding awards under various stock-based employee compensation plans that have been approved by the Company’s shareholders.

Effective May 29, 2008, the Board of Directors adopted the CPI Corp. Omnibus Incentive Plan (the "Plan"), which was approved by the stockholders at the 2008 Annual Meeting of Stockholders, held on July 17, 2008.  The Plan replaced the CPI Corp. Stock Option Plan, as amended and restated on December 16, 1997, and the CPI Corp. Restricted Stock Plan, as amended and restated on April 14, 2005 (collectively the "Predecessor Plans") that were previously approved by the Board of Directors, and no further shares will be issued under the Predecessor Plans.  The Plan will provide the Company with flexibility to award employees, directors and consultants of the Company (the "Service Providers") both short-term and long-term equity-based and cash incentives.  The purposes of the Plan are (i) to attract and retain highly competent persons; (ii) to provide incentives to Service Providers that align their interests with those of the Company's stockholders; and (iii) to promote the success of the business of the Company.  Awards under the Plan are granted by the Compensation Committee of the Board (the "Committee"), provided that the Board shall be responsible for administering this Plan with respect to awards to non-employee directors.  The Committee has the authority, among other things, to (i) select the Service Providers to whom awards may be granted and the types of awards to be granted to each; (ii) to determine the number of shares to be covered by each award; (iii) to determine whether, to what extent, and under what circumstances an award may be settled in cash, common stock,  other securities, or other awards; (iv) to prescribe, amend, and rescind rules and regulations relating to the Plan; and (v) to make all other determinations and take all other action described in the Plan or as the Committee otherwise deems necessary or advisable.   Total shares of common stock available for delivery pursuant to awards under the Plan are 800,000 shares.  The Company has reserved these shares under its authorized, unissued shares.  At February 7, 2009, 560,243 of these shares were available for future grants.

Types of awards authorized under the Plan include (i) stock options to purchase shares of common stock, including ISOs and nonstatutory stock options, which will be granted with an exercise price not less than 100% of the fair market value of the common stock on the date of grant; (ii) stock appreciation rights (“SARs”), which confer the right to receive an amount, settled in cash, common stock or other awards, equal to the excess of the fair market value of a share of common stock on the date of exercise over the exercise price of the SAR; (iii) restricted stock, which is common stock subject to restrictions on transferability and other restrictions, such as payment of respective taxes, with respect to which a participant has the voting rights of a stockholder during the period of restriction; (iv) restricted stock units, which are awards of a right to receive shares of the Company’s common stock and are subject to restrictions on transferability and other restrictions, such as payment of respective taxes; (v) performance awards, including performance shares or performance units, which are settled after an applicable performance period has ended to the extent to which corresponding performance and/or market goals have been achieved and (vi) other awards, including awards that are payable in shares of common stock or the value of which is based on the value of shares of common stock, and awards to be settled in cash or other property other than common stock.

CPI CORP.
Notes to Consolidated Financial Statements

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

The following descriptions reflect pertinent information with respect to the various stock-based employee compensation plans:

Stock Option Plans

As of February 7, 2009, 217,500 stock options have been granted under the Plan.  Of these total stock options, 157,500 vest in three equal increments on their anniversary dates, however, do not become exercisable unless certain market conditions are met prior to expiration.  The first increment vests on the first anniversary date and is exercisable when the common stock trades in excess of $25.00 for a minimum of 20 consecutive trading days, the second increment vests on the second anniversary date and is exercisable when the common stock trades in excess of $45.00 for a minimum of 20 consecutive trading days and the third increment vests on the third anniversary and is exercisable when the common stock trades in excess of $65.00 for a minimum of 20 consecutive trading days.  An additional 30,000 of these share options vested on February 7, 2009, and are exercisable with respect to 10,000 shares when each of the three market conditions noted above are met.  The remaining 30,000 shares vest on February 6, 2010, and are exercisable with respect to 15,000 shares when the $45.00 and $65.00 market conditions noted above are met.  For all share options, if the target common stock price is met for a minimum of 20 consecutive trading days prior to the vesting schedules noted above, the exercise dates would be the vesting schedule dates.  These stock options were granted during the third quarter of fiscal year 2008 and expire on various dates through 2018.

The following table summarizes information about stock options outstanding under the Plan at February 7, 2009:

	Options Outstanding and Exercisable
		Weighted-Average
	Number of Shares	Remaining Contractual	Weighted-Average	Number of Shares	Weighted Average
Range of Exercise Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price

$12.21 - 13.58	217,500	8.18	$13.04	-	$-

Total	217,500	8.18	$13.04	-	$-

As of February 7, 2009, there is no intrinsic value (the difference beetween the exercise price and market value) for any outstanding options.

The Company estimates the fair value of its stock options with a market-based performance condition under the Plan using Monte Carlo simulations for each of the market conditions noted above.  The Company has determined that its historical stock price volatility is an appropriate indicator of expected volatility.  In the absence of a reasonable historical pattern of stock option exercises in relation to these types of stock options, the Company has determined a 50% post-vest exercise rate is appropriate.  This assumes that exercise will occur at the mid-point of the exercisable date and expiration of the stock options.  The volatility and interest rate presented in the table below reflect the expected term assuming a 50% post-vest exercise rate.  The expected dividend yield is estimated using the last dividend distribution prior to the grant date and the stock value on the grant date as the Company believes this to be representative of future dividends.  The interest rate is determined based on the implied yield available on U.S. Treasury zero-coupon issues in effect at the time of grant with a remaining term equal to the derived term of the award.  The Company’s weighted-average assumptions are presented as follows:

2008
Expected term until exercise (years)	3.45 - 8.09
Expected stock price volatility	41.97% - 52.05%
Weighted-average stock price volatility	44.23%
Expected dividends	4.71% - 5.24%
Risk-free interest rate	2.55 - 3.59%

CPI CORP.
Notes to Consolidated Financial Statements

The weighted-average grant-date fair value per share of stock options granted was $3.09 for the 53 weeks ended February 7, 2009.  The Company recognized stock-based compensation expense of $87,000, resulting in a deferred tax benefit of $32,000 for the 53 weeks ended February 7, 2009, based on the grant-date fair values of stock options granted and the derived service periods.  As of February 7, 2009, total unrecognized compensation cost related to non-vested stock options granted under the Plan was $586,000.  This unrecognized compensation cost will be recognized over a weighted-average period of 3.6 years.

The Company also has stock options issued and outstanding related to its previous amended and restated nonqualified stock option plan, under which certain officers and key employees could receive options to acquire shares of the Company’s common stock.  A total of 1,700,000 shares had been authorized for issuance under this previous plan.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions listed in the following table.  The assumptions below apply only to option modifications as all other outstanding options vested prior to the beginning of fiscal year 2005 and no options have been granted since this time.  There were no modifications in 2008.

	2007	2006
Dividend yield	3.4%	3.4%
Stock volatility factor	37.0%	37.0%
Risk-free interest rate	3.0%	3.0%
Expected life of options	1 year	1 year

Expense related to modifications in 2007 and 2007 was $6,000 and $71,000, respectively.

The following table summarizes the status of the Company’s stock options under the previous plan as of February 7, 2009, and changes during the 53-week period then ended:

	2008
		Weighted-Average
	Shares	Exercise Price
Balance at beginning of year	35,046	$15.56
Granted	-
Cancelled or expired	(20,000)	16.50
Exercised	-

End of year balance	15,046	$14.30

Exercisable	15,046	$14.30

The following table summarizes information about stock options outstanding under the Company’s previous plan at February 7, 2009:

	Options Outstanding and Exercisable
		Weighted-Average
	Number of Shares	Remaining Contractual	Weighted-Average
Exercise Prices	Outstanding	Life (Years)	Exercise Price

$12.96	10,046	1.70	$12.96
$17.00	5,000	1.18	17.00

Total	15,046	1.53	$14.30

As of February 7, 2009, there is no intrinsic value (the difference between the exercise price and market value) for any outstanding options.

CPI CORP.
Notes to Consolidated Financial Statements

Restricted Stock Plans

Prior to adoption of the new Plan, effective May 29, 2008, the Company had an amended and restated restricted stock plan for which 550,000 shares of common stock had been reserved for issuance to key employees and members of the Board of Directors.  Nonvested stock is valued based on the fair market value of the Company’s common stock on the grant date and the value is recognized as compensation expense over the service period.

On March 5, 2008, the Board of Directors approved a grant of 18,015 shares of nonvested stock to certain employees in conjunction with the payment of 2007 performance awards.  On March 5, 2008, and September 15, 2008, the Board of Directors approved grants of 10,294 and 1,336 shares, respectively, of nonvested stock to its members of the Board of Directors in lieu of 2008 board retainer fees and certain committee chair fees they receive as directors of the Company.  On May 29, 2008, the Board of Directors approved a grant of 14,706 shares of nonvested stock to its Chairman of the Board as additional compensation for services rendered.  Shares issued under these four grants vested on February 7, 2009.

On September 22, 2008, and November 12, 2008, the Board of Directors approved grants of 4,095 shares and 8,636 shares of nonvested stock to its Chairman of the Board as part of the Chairman’s Agreement.  Shares issued under theses grants vested on November 8, 2008, and February 7, 2009, respectively.

On September 22, 2008, the Compensation Committee of the Board of Directors also approved a grant of 8,190 shares of common stock to its Chairman of the Board as part of the Chairman’s Agreement.  Compensation expense recognized in relation to this grant totaled $100,000.

Changes in restricted stock are as follows:

	2008		2007		2006
	Shares	Weighted-Average Grant-Date Value	Shares	Weighted-Average Grant-Date Value	Shares	Weighted-Average Grant-Date Value
Nonvested stock, beginning of year	1,584	$18.95	4,448	$17.99	29,727	$17.20
Granted	57,082	15.76	53,250	50.52	44,207	17.75
Vested	(53,811)	15.79	(55,836)	48.81	(52,223)	17.39
Forfeited	(3,799)	15.80	(278)	54.00	(17,263)	17.83
Nonvested stock, end of year	1,056	$18.95	1,584	$18.95	4,448	$17.99

Stock-based compensation expense related to nonvested stock	$850,000		$2,724,000		$776,000

As of February 7, 2009, total unrecognized compensation cost related to nonvested stock was $19,000.  This unrecognized compensation cost will be recognized over a weighted-average period of 1.5 years.

NOTE 14 – EMPLOYEE BENEFIT PLANS

Expenses (income) for retirement and savings-related benefit plans were as follows:

in thousands	2008	2007	2006

Profit sharing	$590	$526	$442
Pension plan expense	818	1,202	1,614
Supplemental retirement plan (income) expense	(903)	281	281
Total, net	$505	$2,009	$2,337

CPI CORP.
Notes to Consolidated Financial Statements

Profit Sharing

Under the Company’s profit-sharing plan, as amended and restated, eligible employees may elect to invest from 1% to 50% of their base compensation, subject to annual limitations, in a trust fund, the assets of which are invested in securities other than Company stock. The Company matches at 50% of the employees’ investment contributions, up to a maximum of 5% of the employees’ compensation.  Effective January 1, 2009, this maximum increased to 8%.  The Company's matching contributions are made in shares of its common stock which vest incrementally at 1/3 per year of service or 100% once an employee has completed three years of service with the Company.  Expenses related to the profit-sharing plan are accrued in the year to which the awards relate, based on the fair market value of the Company's common stock to be issued, determined as of the date earned.

Defined Benefit Plans

The Company maintains a qualified, noncontributory pension plan that covers all full-time U. S. employees meeting certain age and service requirements.  The plan provides pension benefits based on an employee's length of service and the average compensation earned from the later of the hire date or January 1, 1998, to the retirement date.  On February 3, 2004, the Company amended its pension plan to implement a freeze of future benefit accruals under the plan, except for those employees with ten years of service and who had attained age 50 at April 1, 2004, who were grandfathered and whose benefits continued to accrue.  Effective February 20, 2009, the Company amended its pension plan to implement a freeze of future benefit accruals for the remaining grandfathered participants.  The information disclosed below includes the impact of these amendments.

As stated in Note 1, the Company is required, under SFAS No. 158, to measure plan assets and benefit obligations as of the date of its fiscal year end, effective for fiscal years ending after December 15, 2008.  As such, the Company utilized a measurement date of February 7, 2009, and December 31, 2007, for fiscal years 2008 and 2007, respectively, for its pension plan.

The Company's funding policy is to contribute annually at least the minimum amount required by government funding standards, but not more than is tax deductible.  Plan assets consist primarily of cash equivalents, fixed income securities, domestic and international equity securities and exchange traded index funds.  The Company seeks to maximize returns and minimize risk of the plan’s investment portfolio by diversifying the risks of the portfolio over many different industries and sectors.  During 2008, the Company decided to gradually transition the plan from its previous asset allocation to a more traditional conservative asset mix, as indicated in the tables below.  The Company’s pension plan weighted average asset allocations, by asset category, are as follows:

	Target	Plan Assets at
Asset Category	Allocation	February 7, 2009
Equity securities	50%	48%
Debt securities	45%	49%
Cash and cash equivalents	5%	3%
Total	100%	100%

	Target	Plan Assets at
Asset Category	Allocation	December 31, 2007
Equity securities	60%	61%
Debt securities	40%	39%
Total	100%	100%

CPI CORP.
Notes to Consolidated Financial Statements

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

The Company also maintains a noncontributory defined benefit plan providing supplemental retirement benefits for certain current and former key executives.  The cost of providing these benefits is accrued over the remaining expected service lives of the active plan participants.  During 2008, the Company settled its liabilities through lump-sum settlements with two employees and one other participant, which resulted in a net reduction of liability due to the reductions in future benefits.  These settlements resulted in immediate recognition of income of $1.2 million.  Net supplemental retirement benefit (income) costs for 2008, 2007 and 2006 were ($903,000), $281,000 and $281,000, respectively.  The supplemental retirement plan is unfunded and as such does not have a specific investment policy or long-term rate of return assumption.  However, certain assets will be used to finance these future obligations and consist of investments in a Rabbi Trust amounting to $975,000 and $3.5 million at February 7, 2009, and February 2, 2008, respectively.  In 2009, the Company expects to pay approximately $90,000 of scheduled supplemental retirement plan benefit payments from the assets of the Rabbi Trust.

SFAS No. 158 requires employers to recognize the funded status of a defined benefit retirement plan as an asset or liability in its statements of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur.  SFAS No. 158 was adopted by the Company effective February 3, 2007.  Based on the projected benefit obligations of the Company’s defined benefit plan and supplemental retirement plan, the aggregate underfunded status of the Company’s defined benefit retirement plans at January 1, 2007 was $20.1 million and the recorded liability was $19.6 million.  As a result of adopting this standard, the Company recognized an additional accrued benefit liability of $422,000 and eliminated an intangible asset for unrecognized prior service costs of  $133,000.  The impact of these changes was recognized as an adjustment to other comprehensive loss of $344,000, which is net of a $211,000 tax benefit in 2006.

The following benefit payments, which reflect expected future service, are expected to be paid as follows:

in thousands	Pension Plan	Supplemental Retirement
	Benefits	Plan Benefits

2009	$2,020	$90
2010	2,040	10
2011	2,200	70
2012	2,300	110
2013	2,370	110
2014 - 2019	14,620	590

The Company contributed $3.2 million and $5.1 million to its pension plan in 2008 and 2007, respectively.  The Company estimates a 2009 contribution of approximately $2.4 million.  Future contributions to the pension plan will be dependent upon legislation, future changes in discount rates and the earnings performance of plan assets.

CPI CORP.
Notes to Consolidated Financial Statements

The following table summarizes benefit obligation and plan asset activity for the retirement plans:

	Defined Benefit Plans
	Pension Plan		Supplemental Retirement Plan
in thousands	2008	2007	2008	2007

Projected benefit obligation
Benefit obligation at beginning of year	$50,245	$51,836	$3,617	$3,702
Service cost	279	279	71	77
Interest cost	2,983	2,936	212	206
Actuarial gains	(8,184)	(1,494)	(461)	(118)
Benefit payments	(2,168)	(3,312)	(1,322)	(250)
Plan amendments (1)	(292)	-	(916)	-

Benefit obligation at end of year (2) (3)	$42,863	$50,245	$1,201	$3,617

Fair value of plan assets
Fair value at beginning of year	$37,857	$35,472	$-	$-
Actual (loss) return on plan assets	(8,864)	647	-	-
Employer contributions (4)	3,157	5,050	1,322	249
Benefit payments	(2,168)	(3,312)	(1,322)	(249)
Plan amendments (5)	270	-	-	-

Fair value at end of year	$30,252	$37,857	$-	$-

Funded status
Funded status at end of year	$(12,611)	$(12,388)	$(1,201)	$(3,617)
Unrecognized prior service cost	-	89	-	123
Unrecognized net loss (gain)	16,445	13,859	(725)	(658)

Net amount recognized	$3,834	$1,560	$(1,926)	$(4,152)

Components of consolidated balance sheet
Accrued benefit liability	$(12,611)	$(12,388)	$(1,201)	$(3,617)
Accumulated other comprehensive loss	16,445	13,948	(725)	(535)

Net amount recognized	$3,834	$1,560	$(1,926)	$(4,152)

(1)
Plan amendments for the pension plan include an adjustment of $272,000 in expense due to the change in measurement date and curtailment income of $564,000 related to the freeze of benefits for previously grandfathered employees.  Plan amendments for the supplemental retirement plan include $562,000 in curtailment income related to the lump-sum settlement of benefits for two employees and a $354,000 gain related to the lump-sum settlement payment to a third participant.

(2)	At February 7, 2009, and February 2, 2008, the accumulated benefit obligation for the pension plan was $42.9 million and $49.6 million, respectively.
(3)	At February 7, 2009, and February 2, 2008, the accumulated benefit obligation for the supplemental retirement plan was $1.2 million and $3.5 million, respectively.
(4)
For the fiscal year ended February 2, 2008, contributions to the pension plan included $771,000 that was contributed after the measurement date but prior to year-end.  For the supplemental retirement plan for the fiscal years ended February 7, 2009, and February 2, 2008, the employer contributions were financed through the liquidation of investments in the Company’s Rabbi Trust.

(5)	Plan amendment includes an adjustment of $270,000 in expense due to the change in measurement date.

CORP.
Notes to Consolidated Financial Statements

The following table summarizes the net prior service cost and net actuarial (gain)/loss recorded as “Accumulated Other Comprehensive Loss” and recognized in earnings in fiscal year 2008 and 2007:

		Supplemental
in thousands	Pension Plan	Retirement Plan	Total

Prior Service Cost, net of tax:
Unrealized losses on net prior service cost at February 3, 2007	$83	$95	$178
Recognition of net prior service cost in earnings	(28)	(19)	(47)
Unrealized losses on net prior service cost at February 2, 2008	55	76	131
Recognition of net prior service cost in earnings	(27)	(19)	(46)
Recognition of curtailment benefit in earnings	(28)	(57)	(85)
Unrealized losses on net prior service cost at February 7, 2009	$-	$-	$-

Actuarial (Gain) Loss, net of tax:
Unrealized losses (gains) on net actuarial (gain)/loss at February 3, 2007	$8,662	$(355)	$8,307
Net actuarial losses (gains) recorded in accumulated other comprehensive loss	485	(74)	411
Recognition of net actuarial (losses)/gains in earnings	(537)	21	(516)
Unrealized losses (gains) on net actuarial (gain)/loss at February 2, 2008	8,610	(408)	8,202
Net actuarial gains recorded in accumulated other comprehensive loss	2,025	(854)	1,171
Recognition of net actuarial (losses)/gains in earnings	(439)	37	(402)
Recognition of settlement and curtailment benefit in earnings	-	775	775
Unrealized losses (gains) on net actuarial (gain)/loss at February 7, 2009	$10,196	$(450)	$9,746

The amounts of net prior service cost and net actuarial loss for the pension plan expected to be recognized in earnings during fiscal year 2009 are $0 and $198,000, respectively.  The amounts of net prior service cost and net actuarial loss for the supplemental retirement plan expected to be recognized in earnings during fiscal year 2009 are $0 and ($151,000), respectively.

CPI CORP.
Notes to Consolidated Financial Statements

The following table sets forth the components of net periodic benefit cost for the retirement plans:

in thousands	Pension Plan			Supplemental Retirement Plan
	2008	2007	2006	2008	2007	2006

Components of net periodic benefit cost
Service cost	$279	$279	$404	$71	$77	$75
Interest cost	2,983	2,936	2,869	212	206	200
Expected return on plan assets	(3,242)	(2,924)	(2,799)	-	-	-
Amortization of prior service cost	44	44	44	31	31	31
Amortization of net loss (gain)	710	867	1,096	(59)	(33)	(25)
Curtailment expense (income)	44	-	-	(469)	-	-
Net gain due to settlements	-	-	-	(689)	-	-

Net periodic benefit cost	$818	$1,202	$1,614	$(903)	$281	$281

The following table sets forth the weighted-average plan assumptions and other data:

	Pension Plan			Supplemental Retirement Plan
	2008	2007	2006	2008	2007	2006

Weighted-average assumptions used to determine benefit obligations at fiscal year end:
Discount rate	7.25%	6.00%	5.75%	7.25%	6.00%	5.75%
Rate of increase in future compensation	3.00%	3.00%	3.00%	2.00%	2.00%	2.00%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	6.00%	5.75%	5.50%	6.00%	5.75%	5.50%
Expected long-term return on plan assets	8.25%	8.25%	8.25%	N/A	N/A	N/A
Rate of increase in future compensation	3.00%	3.00%	3.75%	2.00%	2.00%	2.00%

For the discount rate in 2008, the Company used a methodology under which a yield curve was developed from various yields on a large universe of Aa-rated bonds.  The plan's projected cash flows were matched to this yield curve and a present value developed accordingly.

The following table provides the required information for the pension plan and supplemental retirement plan as in both cases benefit obligations are in excess of plan assets:

in thousands	Pension Plan		Supplemental Retirement Plan
	2008	2007	2008	2007

Projected benefit obligation	$42,863	$50,245	$1,201	$3,617
Accumulated benefit obligation	42,863	49,647	1,201	3,520
Fair value of plan assets	30,252	37,857	-	-

The Company also maintains a noncontributory pension plan that covers all Sears Portrait Studios Canadian employees meeting certain service requirements.  The plan provides pension benefits based on an employee’s length of service and annual compensation earned.  As of February 28, 2005, the Company amended its plan to implement a freeze of future benefit accruals, except for certain employees who were both over 50 years of age and had ten or more years of service with the Company on that date.  The Company contributed approximately $123,000 and $220,000 to this retirement plan as of its measurement dates of February 7, 2009, and December 31, 2007, respectively.  Plan assets were $2.0 million and $2.9 million as of February 7, 2009, and December 31, 2007, respectively, and consisted of several Canadian equity and fixed income funds.  No liability is reflected in the Company’s consolidated financial statements as the plan is fully funded.

CPI CORP.
Notes to Consolidated Financial Statements
NOTE 15– INCOME TAXES

The total income tax (benefit) provision is summarized in the following table:

in thousands	2008	2007	2006

Total income tax (benefit) provision:
Continuing operations	$(2,644)	$2,080	$9,164
Discontinued operations	(543)	(129)	(58)

Total income tax (benefit) provision	$(3,187)	$1,951	$9,106

The components of income tax (benefit) provision from continuing operations were:

in thousands	2008	2007	2006

Federal
Current	$(94)	$(56)	$(430)
Deferred	(1,784)	254	8,411
Federal income tax	(1,878)	198	7,981
State
Current	-	681	143
Deferred	(314)	(368)	813
State income tax	(314)	313	956
Foreign
Current	-	-	94
Deferred	(452)	1,569	133
Foreign income tax	(452)	1,569	227

Total income tax provision from continuing operations	$(2,644)	$2,080	$9,164

The tax benefit from discontinued operations was $543,000, $129,000 and $58,000 in 2008, 2007 and 2006, respectively; see Note 5.

A reconciliation of expected income tax (benefit) expense from continuing operations at the federal statutory rate of 34% to the Company’s applicable income tax (benefit) expense follows:

in thousands	2008	2007	2006

Tax at statutory rate (34%)	$(3,184)	$2,073	$8,702
State income tax, at statutory rate, net of federal income tax benefit	(207)	244	632
Tax effect of:
Expenses not deductible	370	249	184
Tax credits and exclusions	(798)	(691)	(244)
Valuation allowance	726	457	-
Foreign taxes	248	385	41
Tax settlements	223	(620)	(151)
US tax benefit of foreign tax deduction	(22)	(17)	-

Applicable income tax (benefit) expense	$(2,644)	$2,080	$9,164

CPI CORP.
Notes to Consolidated Financial Statements

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109,  “Accounting for Income Taxes.”  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted the provisions of FIN 48 effective February 4, 2007, which had no impact on the financial statements of the Company upon adoption.  The Company had a balance of liability for uncertain tax positions of $2.7 million as of February 3, 2008, and February 7, 2009, with no changes occurring in the balance during 2008.  The Company and its subsidiaries file income tax returns in the U.S. federal jurisdition, many states, Mexican and Canadian jurisdictions.  The Company is no longer subject to U.S. federal income tax examinations for the years prior to 2003.  Ongoing examinations by various state taxing authorities date back to February 1, 2003.

In preparing its tax return, the Company is required to interpret complex tax laws and regulations and utilize income and cost allocation methods to determine its taxable income.  On an ongoing basis, the Company is subject to examination by federal, state and foreign taxing authorities that may give rise to differing interpretation of the complex laws, regulations and methods.  No examinations were finalized in the current reporting year.  At February 7, 2009, the Company believes that the aggregate amount of any additional tax liabilities that may arise from other examinations by taxing authorities, if any, will not have a material adverse effect on the financial condition, results of operations or cash flow of the Company.

Deferred income tax assets and liabilities reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for the same items for income tax reporting purposes.

The components of the Company’s net deferred tax assets as of February 7, 2009, and February 2, 2008, were:

in thousands	2008	2007

Deferred tax assets
Federal, state and foreign operating and capital loss carryforwards	$11,263	$3,806
Pension and supplemental retirement plan benefits	4,502	5,541
Reserves, principally due to accrual for financial reporting purposes	4,241	3,047
Federal, state and foreign tax credit carryforwards	3,578	3,735
Interest rate swap	1,325	1,113
Property and equipment, principally due to differences in depreciation	-	2,719
Other	-	268

Gross deferred tax assets	24,909	20,229

Deferred tax liabilities
Property and equipment, principally due to differences in depreciation	(2,221)	-

Gross deferred tax liabilities	(2,221)	-

Valuation allowance	(4,748)	(3,117)

Net deferred tax asset	$17,940	$17,112

The Company had net operating loss carryforwards for federal, state and Canadian tax purposes of approximately $17.9 million, $577,000 and $645,000, respectively, which begin to expire in 2028, 2012 and 2010, respectively.  The Company also has alternative minimum tax credit carryforwards of approximately $468,000.  The Company has General Business Tax Credit carryforwards totaling $3.0 million, which expire in tax years 2027 through 2028.

CPI CORP.
Notes to Consolidated Financial Statements

The Company regularly assesses the likelihood that deferred tax assets will be recovered through future taxable income.  To the extent the Company believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. At February 2, 2008, the Company had a valuation allowance of approximately $3.1 million to offset deferred tax assets related to capital and net operating loss carryforwards.  In the year ended February 7, 2009, an additional $588,000 valuation allowance for the tax benefit of the loss incurred by the Mexican operation and a $1.0 million valuation allowance, recorded as a purchase accounting adjustment, for the tax benefit of U.S. utilization of Canadian depreciation were recorded.  It is management’s belief that the remaining deferred tax assets meet the criteria for realization, including expected future earnings sufficient to support the realization of deferred tax assets.  If these unrecognized tax benefits were recognized, approximately $4.7 million would impact the effective tax rate.  While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.  The Company recognizes interest expense and penalties related to the unrecognized tax benefits in income tax expense.   The Company had $36,000 and $0 accrued interest and penalties as of February 7, 2009, and February 2, 2008, respectively.

The American Jobs Creation Act (“AJCA”) which was enacted on October 22, 2004, created a temporary incentive for U. S. multinationals to repatriate accumulated earnings outside the U. S. by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.  The Company elected to apply this provision to qualifying earnings repatriations in fiscal year 2006, providing taxes of approximately $472,000.

At February 7, 2009, approximately $3.3 million of foreign subsidiary net earnings was considered permanently invested in those businesses.  U.S. income taxes have not been provided for such earnings. It is not practicable to determine the amount of unrecognized deferred tax liabilities associated with such earnings.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases various premises and equipment under noncancellable operating lease agreements with initial terms in excess of one year and expiring at various dates through fiscal year 2018.  The leases generally provide for the lessee to pay maintenance, insurance, taxes and certain other operating costs of the leased property.

Rental expense during 2008, 2007 and 2006, on all operating leases was $1.4 million, $1.4 million and  $1.3 million, respectively.

Minimum rental payments under operating leases with initial terms in excess of one year at February 7, 2009, are as follows:

2009	$735
2010	592
2011	414
2012	351
2013	265
Beyond	1,178
Total minimum payments	$3,535

Standby Letters of Credit

As of February 7, 2009, the Company had standby letters of credit outstanding in the principal amount of $20.6 million primarily used in conjunction with the Company’s various large deductible insurance programs.

CPI CORP.
Notes to Consolidated Financial Statements

Purchase Commitments

As of February 7, 2009, the Company had outstanding purchase commitments for goods and services of $2.5 million.  Of these commitments, $435,000 are unconditional purchase obligations related to telecommunication services and database maintenance contracts.  Expense related to these unconditional purchase obligations during 2008, 2007 and 2006 was $499,000, $421,000 and $711,000, respectively.

Future payments under these unconditional purchase obligations at February 7, 2009, are as follows:

2009	$240
2010	148
2011	47

Total minimum payments	$435

Contingent Lease Obligations

In July 2001, the Company announced the completion of the sale of its Wall Décor segment, Prints Plus, which included the ongoing guarantee of certain operating real estate leases of Prints Plus.  As of February 7, 2009, the maximum future obligation to the Company under its guarantee of remaining leases is approximately $1.0 million before consideration of replacement tenant income.  To recognize the risk associated with these leases based upon the Company’s past experience with renegotiating lease obligations and the management’s evaluation of remaining lease liabilities, the Company has recorded lease obligation reserves totaling approximately $730,000 at February 7, 2009.  Based on the status of remaining leases, the Company believes that the $730,000 reserve is adequate to cover the potential losses to be realized under the Company’s remaining operating lease guarantees.

Settlement  Commitment

The Company is obligated to remit Sears additional payments as stipulated in the settlement of the previous license agreement.  A $1.5 million payment is due to Sears on April 30, 2009, with an additional $150,000 due on December 31st  in each 6 successive years.  Future discounted payments as of February 7, 2009 are as follows:

2009	$1,638
2010	127
2011	117
2012	108
2013	99
2014	91
$2,180

CPI CORP.
Notes to Consolidated Financial Statements

Legal Proceedings

The Company and two of its subsidiaries are defendants in a lawsuit entitled Shannon Paige, et al. v. Consumer Programs, Inc., filed March 8, 2007, in the Superior Court of the State of California for the County of Los Angeles, Case No. BC367546.  The case was subsequently removed to the United States District Court for the Central District of California, Case No. CV 07-2498-FMC (RCx).  The Plaintiff alleges that the Company failed to pay him and other hourly associates for “off the clock” work and that the Company failed to provide meal and rest breaks as required by law.  The Plaintiff is seeking damages and injunctive relief for himself and others similarly situated.  On October 6, 2008, the Court denied the Plaintiffs’ motion for class certification but allowed Plaintiffs to attempt to certify a smaller class, thus reducing the size of the potential class to approximately 200.  Plaintiffs filed a motion seeking certification of the smaller class on November 14, 2008.  The Company filed its opposition on December 8, 2008.  In January 2009, the Court denied Plaintiffs' motion for class certification as to their claims that they worked "off the clock".  The Court also deferred ruling on Plaintiff's motion for class certification as to their missed break claims and stayed the action until the California Supreme Court rules on a pending case on the issue of whether an employer must merely provide an opportunity for employees to take a lunch break or whether an employer must actively ensure that its employees take the break.  The Company believes the claims are without merit and continues its vigorous defense on behalf of itself and its subsidiaries against these claims, however, an adverse ruling in this case could require the Company to pay damages, penalties, interest and fines.

The Company is a defendant in a lawsuit entitled Picture Me Press LLC v. Portrait Corporation of America, et al., Case No. 5:08cv32, which was filed in the United States District Court for the Northern District of Ohio on January 4, 2008.  The suit alleges that the Company’s operation of PictureMe Portrait Studios infringes on Plaintiff’s trademark for its picture books and seeks damages and injunctive relief.  The Company believes the case is without merit and is vigorously defending itself.  However, intellectual property litigation such as this case is expensive and time consuming, and if the claim were to result in an unfavorable outcome, it could result in significant monetary liability or prevent the Company from operating portions of its business under current trademarks used by the Company.  In addition, an adverse resolution of this claim could require the Company to obtain licenses to use intellectual property rights belonging to third parties, which may be expensive to procure, or possibly to cease using those rights altogether.  Any of these results could have a material adverse effect on the Company’s business, financial position and results of operations.  The Company has denied the claim alleged by the Plaintiff and filed counterclaims against the Plaintiff.

The Company is also a defendant in other routine litigation, but does not believe these lawsuits, individually or in combination with the cases described above, will have a material adverse effect on its financial condition. The Company cannot, however, give assurances that these legal proceedings will not have a material adverse effect on its business or financial condition.

CPI CORP.
Notes to Consolidated Financial Statements

NOTE 17 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

in thousands, except share and per share data
	April 26,	July 19,	November 8,	February 7,
FISCAL YEAR 2008	2008	2008	2008	2009
	(12 weeks)	(12 weeks)	(16 weeks)	(13 weeks)
Net sales	$103,367	$89,562	$115,690	$153,929
Gross profit	90,203	77,591	99,880	137,606
Net (loss) income from continuing operations	(92)	(3,416)	(13,057)	9,841
Net loss from discontinued operations	(164)	(186)	(284)	(327)
Net (loss) income	(256)	(3,602)	(13,341)	9,514
Net (loss) income per share from continuing operations- diluted	$(0.01)	$(0.53)	$(2.02)	$1.47
Net loss per share from discontinued operations- diluted	$(0.03)	$(0.03)	$(0.04)	$(0.05)
Net (loss) income per share - diluted	$(0.04)	$(0.56)	$(2.06)	$1.42
Net (loss) income per share from continuing operations- basic	$(0.01)	$(0.53)	$(2.02)	$1.48
Net loss per share from discontinued operations- basic	$(0.03)	$(0.03)	$(0.04)	$(0.05)
Net (loss) income per share- basic	$(0.04)	$(0.56)	$(2.06)	$1.43
Weighted average number of common and equivalent shares - diluted	6,450	6,468	6,479	6,682
Weighted average number of common and equivalent shares - basic	6,450	6,468	6,479	6,641

in thousands, except share and per share data
	April 28,	July 21,	November 10,	February 2,
FISCAL YEAR 2007	2007	2007	2007	2008
	(12 weeks)	(12 weeks)	(16 weeks)	(12 weeks)
Net sales	$57,654	$67,996	$135,205	$162,574
Gross profit	49,257	57,460	114,815	143,864
Net income (loss) from continuing operations	2,629	(4,442)	(9,969)	15,801
Net loss from discontinued operations	(74)	(159)	(138)	(72)
Net income (loss)	2,555	(4,601)	(10,107)	15,729
Net income (loss) per share from continuing operations- diluted	$0.41	$(0.70)	$(1.56)	$2.46
Net loss per share from discontinued operations- diluted	$(0.01)	$(0.02)	$(0.02)	$(0.01)
Net income (loss) per share - diluted	$0.40	$(0.72)	$(1.58)	$2.45
Net income (loss) per share from continuing operations- basic	$0.41	$(0.70)	$(1.56)	$2.47
Net loss per share from discontinued operations- basic	$(0.01)	$(0.02)	$(0.02)	$(0.01)
Net income (loss) per share- basic	$0.40	$(0.72)	$(1.58)	$2.46
Weighted average number of common and equivalent shares - diluted	6,388	6,386	6,402	6,434
Weighted average number of common and equivalent shares - basic	6,363	6,386	6,402	6,409

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

The Company’s management maintains disclosure controls and procedures that are designed to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. These controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating disclosure controls and procedures, we have recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective.  Management is required to apply judgment in evaluating its controls and procedures.

Under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of February 7, 2009.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of February 7, 2009.

b)	Management’s Assessment of Internal Control Over Financial Reporting

CPI’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934).  CPI’s management, under the supervision of and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 7, 2009. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on the Company’s evaluation under such framework, management concluded that the Company’s internal control over financial reporting was effective as of February 7, 2009.

KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of February 7, 2009, which is included in Item 9A (e) below.

c)	Remediation of Prior Material Weaknesses

The Company previously reported that, as of February 2, 2008, certain controls and procedures were not effective because of material weaknesses in our procedures surrounding controls over the accounting for income taxes, the interest rate swap and advertising costs.  As a result of these deficiencies, errors existed in the Company’s presentation of its consolidated financial statements that were corrected prior to the issuance of the fiscal year 2007 consolidated financial statements.  To remediate these weaknesses, the Company implemented the following:

•
Effective controls over tax depreciation amounts, which included the timely resolution of reconciling items between the Company’s tax returns, the Company’s tax depreciation records, and the calculations of deferred taxes and income tax expense

•	Management monitoring controls to ensure those reconciliation controls are designed and operating effectively
•	Policies and procedures to ensure the fair value of the interest rate swap is properly determined and recorded
•	Management monitoring controls to policies and procedures over determining and recording of the interest rate swap is designed and operating effectively
•	Policies and procedures to ensure the accrual for unpaid advertising costs is properly determined and recorded
•	Management monitoring controls for policies and procedures over the determination and recording of the advertising accrual to ensure controls are designed and operating effectively

The above additional procedures have enhanced the internal control environment such that the material weaknesses no longer exist at February 7, 2009.

d)	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended February 7, 2009, which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 of the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

e)	Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CPI Corp.:

We have audited CPI Corp. and subsidiaries’ (the Company’s) internal control over financial reporting as of February 7, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A (b) “Management’s Assessment of Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 7, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of February 7, 2009 and February 2, 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended February 7, 2009, and our report dated April 21, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
_________________________________

KPMG LLP

St. Louis, Missouri

April 21, 2009

Item 9B.	Other Information

None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The response to this Item required by Item 401 of Regulation S-K, with respect to directors, incorporates by reference the information under the caption “Election of Directors” and “Executive Officers” in the Proxy Statement for the 2009 Annual Meeting of Stockholders (the “Proxy Statement”) and, with respect to the audit committee, incorporates by reference the information under the caption “Board and Committee Meetings” and “Report of Audit Committee” of the Proxy Statement.

The response to this Item required by Item 405 of Regulation S-K incorporates by reference the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

The Company has adopted a Corporate Governance Code of Business Conduct and Ethics applicable to all field management and corporate office employees, officers and directors. This code is applicable to senior executive officers including the principal executive officer, principal financial officer and principal accounting officer of the Company. The Company’s Corporate Governance Code of Business Conduct and Ethics is available on the Company’s website at www.cpicorp.com.  The Company intends to post on its website any amendments to, or waivers from its Corporate Governance Code of Business Conduct and Ethics applicable to senior executive officers.  The Company will provide stockholders with a copy of its Corporate Governance Code of Business Conduct and Ethics without charge upon written request directed to the Company’s Secretary at the Company’s address set forth on the cover page of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The response to this Item incorporates by reference the information under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “Report of the Compensation Committee on Executive Compensation,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2008,” “Outstanding Equity Awards at 2008 Fiscal Year-End,” “Option Exercises and Stock Vested for 2008,” “Nonqualified Deferred Compensation in 2008,”  “Employment Contracts, Termination of Employment and Change in Control Arrangements,” “Compensation Committee Interlocks and  Insider Participation,” “Board and Committee Meetings”  and “Director Compensation for Fiscal Year 2008,” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this Item incorporates by reference the information under the caption “Security Ownership of Certain Beneficial Owners” in the Proxy Statement.

The following table provides information as of February 7, 2009, regarding the number of shares of common stock that were issuable under the Company’s equity compensation plans.

			Number of securities
	Number of securities	Weighted-average	remaining available
	to be issued upon	exercise price	for future issuance under
	exercise of outstanding	of outstanding	equity compensation
	option, warrants	options, warrants	plans (excluding securities
Plan Category	and rights (a)	and rights (b)	reflected in column (a)) (c)
Equity compensation plans
approved by security holders (1)	232,546	$13.13	560,243	(2)
Equity compensation plans not
approved by security holders (3)	-	-	80,232	(4)
Total	$232,546	$13.13	640,475

(1)
Includes 15,046 stock options issued and outstanding under the Company’s previous amended and restated nonqualified stock option plan and 217,500 stock options issued and outstanding under the Company’s current plan, effective May 29, 2008.  See Note 13 for further discussion of the Company’s stock based compensation plans.

(2)	Represents total shares of common stock available for issuance pursuant to awards under the Company’s Omnibus Incentive Plan, effective May 29, 2008. See Note 13 for further discussion of this plan.
(3)
The only plan not approved by security holders is the Company’s stock bonus plan.  This plan was enacted in fiscal 1982 and is no longer active.  The remaining awards granted under this plan vested in fiscal 2003.

(4)	Represents 80,232 shares reserved for issuance under the Company’s inactive stock bonus plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	CERTAIN DOCUMENTS FILED AS PART OF FORM 10-K

(1.)	FINANCIAL STATEMENTS		PAGES

	-	Report of Independent Registered Public Accounting Firm	30
	-	Consolidated Balance Sheets as of February 7, 2009, and February 2, 2008	31-32
	-	Consolidated Statements of Operations for the fiscal years ended
		February 7, 2009, February 2, 2008, and February 3, 2007	33
	-	Consolidated Statements of Changes in Stockholders' Equity for the fiscal
		years ended February 7, 2009, February 2, 2008, and February 3, 2007	34
	-	Consolidated Statements of Cash Flows for the fiscal years ended
		February 7, 2009, February 2, 2008, and February 3, 2007	35-37
	-	Notes to Consolidated Financial Statements	38-70

(2.)	FINANCIAL STATEMENT SCHEDULES Schedules to the consolidated financial statements required by Regulation S-X are omitted since the required information is included in the footnotes.

(3.)
EXHIBITS FILED UNDER ITEM 601 OF REGULATION S-K

The exhibits to this Annual Report on Form 10-K are listed on the accompanying index and are incorporated herein by reference or are filed as part of this Annual Report on Form 10-K.

(a)	EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

(3.1)	Articles of Incorporation of the Company, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 1989 on Form 10-K, Exhibit 3.1, filed April 30, 1990.

(3.2)	Amended and Restated By-laws of the Company, effective November 24, 2008, and incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 3.1, filed December 1, 2008.

(4.1)	Form of Rights Agreement, dated as of March 13, 2000, between CPI Corp. and Harris Trust and
Savings Bank, incorporated by reference to CPI Corp.'s Form 8-A, Exhibit 4.5, dated March 14, 2000.

(4.2)	First Amendment to Form of Rights Agreement, dated September 5, 2007, by and between
CPI Corp. and Computershare Trust Company, N.A., incorporated by reference to CPI Corp.'s
Form 8-K, Exhibit 4.1, filed September 6, 2007.

(4.3)	Second Amendment to Form of Rights Agreement, dated December 21, 2007, by and between
CPI Corp. and Computershare Trust Company, N.A., incorporated by reference to CPI Corp.'s
Form 8-K, Exhibit 4.1, filed December 21, 2007.

(10.1)	License Agreement Sears, Roebuck De Puerto Rico, Inc. dated January 1, 1999, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 1998 on Form 10-K, Exhibit 10.30, filed May 5, 1999.

(10.2)	Development and License Agreement dated January 31, 2001, between Sears, Roebuck & Co. and
Consumer Programs, Incorporated, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2000 on Form 10-K, Exhibit 10.15, filed May 30, 2001.

(10.3)	Third Amendment dated June 5, 2002, to Sears License Agreement, incorporated by reference to
CPI Corp.'s Form 10-Q, Exhibit 10.51, filed June 7, 2002.

(10.4)	Sixth Amendment dated November 20, 2002, to Sears License Agreement, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.54, filed December 11, 2002.

(10.5)	Third Amendment to Sears License Agreement (Off Mall) dated November 20, 2002, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.55, filed December 11, 2002.

(10.6)	Fourth Amendment to Sears License Agreement (Off Mall) dated November 20, 2002, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.56, filed December 11, 2002.

(10.7)	Fifth Amendment to Sears License Agreement (Off Mall) dated November 20, 2002, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.57, filed December 11, 2002.

(10.8)	Sears License Agreement dated January 1, 2003, by and between Sears, Canada, Inc., Sears Roebuck & Co.
and CPI Corp. incorporated, by reference to CPI Corp.'s Annual Report for fiscal year 2002 on Form 10-K, Exhibit 10.64, filed May 16, 2003.

(10.9)	Seventh Amendment dated August 11, 2003, to Sears License Agreement, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.69, filed August 27, 2003.

(10.10)	Eighth Amendment dated September 1, 2003, to Sears License Agreement, incorporated by reference to
CPI Corp.'s Form 10-Q, Exhibit 10.70, filed December 18, 2003.

(10.11)	Fourth Amendment dated June 5, 2002, to License Agreement by and between Sears, Roebuck and Co.
and CPI Corp., incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2003 on Form 10-K, Exhibit 10.74, filed April 22, 2004.

(10.12)	Sixth Amendment dated April 29, 2004, to License Agreement (Off Mall) by and between Sears,
Roebuck and Co. and CPI Corp., incorporated by reference to CPI Corp.'s Form 10-Q,
Exhibit 10.83, filed June 10, 2004.

EXHIBIT INDEX (…continued)

EXHIBIT
NUMBER	DESCRIPTION

(10.13)*	Employment Agreement dated February 6, 2000, by and between Jane E. Nelson and CPI Corp., incorporated by reference to CPI Corp.'s Annual Report for fiscal year 1999 on Form 10-K,
Exhibit 10.36, filed April 26, 2000.

(10.14)*	Employment Agreement dated December 31, 2008, by and between Jane E. Nelson and
CPI Corp., incorporated by reference to CPI Corp.'s Form 8-K, Exhibit A within Exhibit
10.67, filed January 7, 2009.

(10.15)*	CPI Corp. 1981 Stock Bonus Plan (As Amended and Restated effective February 3, 1991), incorporated by reference to CPI Corp.'s Annual Report for fiscal year 1992 on Form 10-K, Exhibit 10.29, filed May 5, 1993.

(10.16)*	First Amendment to CPI Corp. 1981 Stock Bonus Plan (As Amended and Restated effective
February 3, 1991) effective January 1, 1995, incorporated by reference to CPI Corp.'s Annual
Report for fiscal year 2000 on Form 10-K, Exhibit 10.30, filed May 3, 2001.

(10.17)*	CPI Corp. Deferred Compensation and Retirement Plan for Non-Management Directors
(Amended and Restated as of January 28, 2000), incorporated by reference to CPI Corp.'s Annual
Report for fiscal year 2000 on Form 10-K, Exhibit 10.31, filed May 3, 2001.

(10.18)*	Deferred Compensation and Stock Appreciation Rights Plan (Amended and Restated as of
June 6, 1996), incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2000 on Form 10-K, Exhibit 10.32, filed May 3, 2001.

(10.19)*	CPI Corp. Stock Option Plan (Amended and Restated effective as of December 16, 1997), incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2000 on Form 10-K,
Exhibit 10.34, filed May 3, 2001.

(10.20)*	CPI Corp. Key Executive Deferred Compensation Plan (As Amended and Restated June 6, 1996),
incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2000 on Form 10-K,
Exhibit 10.36, filed May 3, 2001.

(10.21)*	Employment Agreement dated April 8, 2002, by and between Gary W. Douglass and CPI Corp., incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2001 on Form 10-K,
Exhibit 10.50, filed May 1, 2002.

(10.22)*	Second Amendment to Exhibit C dated April 10, 2008, to Employment Agreement dated April 8, 2002, and amended as of October 1, 2003, and July 3, 2007, by and between Gary W. Douglass and CPI Corp., filed within this Form 10-K as Exhibit 10.22.

(10.23)*	First Amendment to CPI Corp. Deferred Compensation and Retirement Plan for Non-Management
Directors (As Amended and Restated as of January 28, 2002), incorporated by reference to
CPI Corp.'s Form 10-Q, Exhibit 10.52, filed June 7, 2002.

(10.24)*	Employment Agreement dated October 21, 2002, by and between Peggy J. Deal and CPI Corp., incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.58, filed December 11, 2002.

(10.25)	First Amendment dated September 30, 2002, to CPI Corp. Retirement Plan and Trust, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2002 on Form 10-K, Exhibit 10.65, filed May 16, 2003.

(10.26)	Second Amendment dated November 29, 2002, to CPI Corp. Retirement Plan and Trust, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2002 on Form 10-K, Exhibit 10.66, filed May 16, 2003.

(10.27)	Third Amendment dated February 6, 2004, to CPI Corp. Retirement Plan and Trust, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2003 on Form 10-K, Exhibit 10.73, filed April 21, 2004.

EXHIBIT INDEX (…continued)

EXHIBIT
NUMBER	DESCRIPTION

(10.28)*	CPI Corp. Restricted Stock Plan as Amended and Restated effective as of April 14, 2005, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2004 on Form 10-K,
Exhibit 10.86, filed April 21, 2005.

(10.29)*	CPI Corp. Performance Plan adopted effective as of April 14, 2005, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2004 on Form 10-K, Exhibit 10.90, filed April 21, 2005.

(10.30)*	CPI Corp. Non-Employee Directors Restricted Stock Policy Pursuant to the CPI Corp.
Restricted Stock Plan adopted by the Company April 14, 2005, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2004 on Form 10-K, Exhibit 10.91, filed April 21, 2005.

(10.31)*	CPI Corp. Non-Employee Directors Restricted Stock Policy pursuant to the CPI Corp. Omnibus
Incentive Plan effective as of August 14, 2008, filed within this Form 10-K as Exhibit 10.31.

(10.32)*	CPI Corp. Non-Employee Directors Restricted Stock Policy (Restricted Stock Election),
adopted by the Company April 14, 2005, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2004 on Form 10-K, Exhibit 10.92, filed April 21, 2005.

(10.33)*	CPI Corp. Non-Employee Directors Restricted Stock Policy (Restricted Stock Election),
effective August 14, 2008, filed within this Form 10-K as Exhibit 10.33.

(10.34)*	Form of Option Agreement, incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 10.1, filed August 21, 2008.

(10.35)*	Form of Restricted Stock Award Agreement, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2004 on Form 10-K, Exhibit 10.93, filed April 21, 2005.

(10.36)*	CPI Corp. Omnibus Incentive Plan, incorporated by reference to CPI Corp.'s Form DEF 14A,
Annex A, filed June 23, 2008.

(10.37)*	Employment Agreement by and between CPI Corp. and Renato Cataldo, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.10, filed September 1, 2005. File No. 1-10204

(10.38)*	Confidentiality, Noncompetition and Nonsolicitation Agreement by and between CPI Corp. and
Renato Cataldo, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.104, filed September 1, 2005.

(10.39)*	Letter from the Company regarding Supplemental Retirement Benefits, dated June 28, 2006, delivered to Richard Tarpley, incorporated by reference to CPI Corp.'s Form 8-K,
Exhibit 10.61, filed July 5, 2006.

(10.40)*	Letter from the Company regarding Supplemental Retirement Benefits, dated June 28, 2006, delivered to Jane E. Nelson, incorporated by reference to CPI Corp.'s Form 8-K,
Exhibit 10.62, filed July 5, 2006.

(10.41)*	Employment Agreement dated September 12, 2007, by and between Thomas Gallahue and
CPI Corp., incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 10.60, filed September 18, 2007.

(10.42)	Purchase and Sale Agreement dated as of May 1, 2007, by and among Portrait Corporation of America, PCA LLC, American Studios, Inc., PCA Photo Corporation of Canada,
PCA National LLC, PCA Finance Corp., Inc., Photo Corporation of American, Inc.,
(each, a "Seller") and CPI Corp., incorporated by reference to CPI Corp.'s form 8-K,
Exhibit 2.1, filed May 3, 2007.

EXHIBIT INDEX (…continued)

EXHIBIT
NUMBER	DESCRIPTION

(10.43)	Amendment No. 1 to the Purchase and Sale Agreement dated as of May 1, 2007, by and among Portrait Corporation of America, PCA LLC, American Studios, Inc.,
PCA Photo Corporation of Canada, PCA National LLC, PCA Finance Corp., Inc.,
Photo Corporation of American, Inc., (each, a "Seller") and CPI Corp., such amendment effective as of May 21, 2007, incorporated by reference to CPI Corp.'s form 8-K, Exhibit 2.1, filed May 25, 2007.

(10.44)	Amendment No. 2 to the Purchase and Sale Agreement dated as of June 8, 2007, by and among Portrait Corporation of America, PCA LLC, American Studios, Inc.,
PCA Photo Corporation of Canada, PCA National LLC, PCA Finance Corp., Inc.,
Photo Corporation of American, Inc., (each, a "Seller") and CPI Corp., incorporated by reference to CPI Corp.'s form 8-K, Exhibit 2.3, filed June 24, 2007.

(10.45)	Second Amended and Restated Credit Agreement dated as of June 8, 2007, among the Company, the financial institutions that are or may from time to time become parties thereto and LaSalle Bank National Association, as administrative agent and arranger for the lenders, incorporated herein by reference to CPI Corp.'s Form 8-K,
Exhibit 10.1, filed June 14, 2007.

(10.46)	Second Amendment to that certain Second Amended and Restated Credit Agreement, among the Company, the financial institutions that are or may from time to time become parties thereto and LaSalle Bank National Association, as administative agent and arranger for the lenders, dated December 10, 2008, incorporated by reference to CPI Corp.'s
Form 8-K, Exhibit 10.1, filed December 19, 2008.

(10.47)	Third Amendment to that certain Second Amended and Restated Credit Agreement, among the Company, the financial institutions that are or may from time to time become parties thereto and Bank of America, N.A. as successor to LaSalle Bank National Association, as administrative agent and arranger for the lenders, effective April 16, 2009, incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 10.47, filed April 21, 2009.

(10.48)	Master Lease Agreement between Wal-Mart Stores East, L.P., Wal-Mart Stores, Inc.,
Wal-Mart Louisiana, LLC, Wal-Mart Stores Texas, LP and Portrait Corporation of
America, Inc., effective June 8, 2007, incorporated herein by reference to CPI Corp.'s
Form 10-Q, Exhibit 10.59, filed August 30, 2007. (Confidential treatment requested for portions of this document).

(10.49)	First Amendment to the Master Lease Agreement between Wal-Mart Stores, East, LP,
Wal-Mart Stores, Inc., Wal-Mart Louisiana, LLC, Wal-Mart Stores Texas, LP and
Portrait Corporation of America, Inc., effective June 8, 2007, incorporated herein by reference to CPI Corp.'s Form 10-Q, Exhibit 10.60, filed December 20, 2007.

(10.50)	Second Amendment to the Master Lease Agreement between Wal-Mart Stores, East, LP,
Wal-Mart Stores, Inc., Wal-Mart Louisiana, LLC, Wal-Mart Stores Texas, LP and
Portrait Corporation of America, Inc., effective June 8, 2007, incorporated herein by reference to CPI Corp.'s Form 10-Q, Exhibit 10.61, filed December 20, 2007.

EXHIBIT INDEX (…continued)

EXHIBIT
NUMBER	DESCRIPTION

(10.51)	License Agreement dated December 22, 2008, by and between CPI Corp., Consumer Programs Incorporated, a subsidiary of the Company, and Sears, Roebuck and Co. (confidential treatment requested for portions of this document), incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 10.1, filed December 24, 2008.

(10.52)	Letter Agreement dated December 22, 2008, by and between CPI Corp., Consumer Programs Incorporated, a subsidiary of the Company, and Sears, Roebuck and Co., incorporated by reference to CPI Corp.'s
Form 8-K, Exhibit 10.2, filed December 24, 2008.

(10.53)*	Employment Agreement by and between CPI Corp. and Dale Heins, dated April 23, 2008, incorporated herein by reference to CPI Corp.'s Form 8-K, Exhibit 10.62, filed April 24, 2008.

(10.54)*	Employment Agreement by and between CPI Corp. and Jim Mills, dated September 2, 2008, incorporated herein by reference to CPI Corp.'s Form 10-Q, Exhibit 10.65, filed
December 20, 2007.

(10.55)*	Chairman's Agreement by and between CPI Corp. and David Meyer, dated September 22, 2008, incorporated herein by reference to CPI Corp.'s Form 10-Q, Exhibit 10.65, filed December 20, 2007.

(10.56)*	Settlement and Release Agreement by and between Consumer Programs Incorporated and
Jane E. Nelson entered into as of December 31, 2008, incorporated herein by reference to CPI Corp.'s Form 8-K, Exhibit 10.67, filed January 7, 2009.

(10.57)*	Release and Settlement Agreement by and between Consumer Programs Incorporated and
Gary W. Douglass entered into as of December 31, 2008, incorporated herein by reference to
CPI Corp.'s Form 8-K, Exhibit 10.68, filed January 7, 2009.

(11.1)	Computation of (Loss) Income Per Share - Diluted

(11.2)	Computation of (Loss) Income Per Share - Basic

(21.0)	Subsidiaries of the Registrant

(23.0)	Independent Registered Public Accounting Firm's Consent

(31.1)	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934
by the President and Chief Executive Officer

(31.2)	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934
by the Executive Vice President, Finance and Chief Financial Officer

(32.0)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer and the
Executive Vice President, Finance and Chief Financial Officer

(b)	Exhibits:

- See Item 15(a)(3)

(c)	Financial Statement Schedules:

- See Item 15(a)(2)

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st  day of April 2009.

CPI CORP.

By:	/s/Renato Cataldo
Renato Cataldo
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURES OF DIRECTORS AND PRINCIPAL OFFICERS

	Signature	Title	Date

/s/	Renato Cataldo	President and Chief Executive Officer	April 21, 2009
(Renato Cataldo)

/s/	David M. Meyer	Chairman of the Board of Directors	April 21, 2009
(David M. Meyer)

/s/	James J. Abel	Director	April 21, 2009
(James J. Abel)

/s/	Peter Feld	Director	April 21, 2009
(Peter Feld)

/s/	Michael S. Koeneke	Director	April 21, 2009
(Michael S. Koeneke)

/s/	Michael Glazer	Director	April 21, 2009
(Michael Glazer)

/s/	John Turner White, IV	Director	April 21, 2009
(John Turner White, IV)

/s/	Dale Heins	Senior Vice President, Finance,	April 21, 2009
	(Dale Heins)	Chief Financial Officer and Treasurer

/s/	Rose O'Brien	Vice President, Corporate Controller	April 21, 2009
	(Rose O'Brien)	and Principal Accounting Officer