Form 10-K/A
period 2009-02-07
CPI CORP
filed 2009-06-08
CIK 25354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                    ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be sumbitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,”  “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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

As of June 5, 2009, 7,005,301 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

INTRODUCTORY NOTE

CPI Corp. (“CPI”, the “Company” or “we”) is filing this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended February 7, 2009, as originally filed on April 23, 2009, with the Securities and Exchange Commission (referred to as the “Original Filing”).  Specifically, this amendment amends Part III of the Original Filing to include information that was previously incorporated by reference to the Proxy Statement relating to the 2009 Annual Meeting of Shareholders and adds to the information contained in Part II, Item 5. of the Original Filing.  This Amendment No. 1 does not reflect events occurring after the date of the Original Filing or modify or update those disclosures affected by subsequent events, except as expressly indicated.

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995, and involve risks and uncertainties.  The Company identifies forward-looking statements by using  words such as “preliminary,” “plan,” “expect,” “looking ahead,” “anticipate,” “estimate,” “believe,” “should,” “intend,” and other similar expressions.   Management wishes to caution the reader that these forward-looking statements, such as the Company’s outlook for portrait studios, net income, future cash requirements, cost savings, compliance with debt covenants, valuation allowances, reserves for charges and impairments and capital expenditures, are only predictions or expectations; actual events or results may differ materially as a result of risks facing the Company.  Such risks include, but are not limited to: the Company’s dependence on Sears and Wal-Mart, the approval of the Company’s business practices and operations by Sears and Wal-Mart, the termination, breach, limitation or increase of the Company’s expenses by Sears under the license agreements, or Wal-Mart under the lease and license agreements, customer demand for the Company’s products and services, the economic recession and resulting decrease in consumer spending, compliance with the NYSE listing requirements, manufacturing interruptions, dependence on certain suppliers, competition, dependence on key personnel, fluctuations in operating results, a significant increase in piracy of the Company’s photographs, widespread equipment failure, compliance with debt covenants, high level of indebtedness, implementation of marketing and operating strategies, outcome of litigation and other claims, impact of declines in global equity markets to pension plan, impact of foreign currency translation and other risks as may be described in the Company’s filings with the Securities and Exchange Commission, including its Form 10-K for the year ended February 7, 2009, as originally filed on April 23, 2009.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” included in the Company’s 2008 Annual Report on Form 10-K for the year ended February 7, 2009, as originally filed on April 23, 2009, with the Securities and Exchange Commission.  The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II.

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information presented below is being added to the information contained in Part II, Item 5. of the Original Filing.

Perfomance Graph

The following graph compares the five-year cumulative returns of $100 invested in (a) the Company ("CPY"), (b) the Standard & Poor's 500 Index ("S&P 500"), and (c) the Russell 2000 Index (the "Russell 2000"), assuming the reinvestment of all dividends.  The Russell 2000 index was selected because it encompasses similarly sized companies to the Company.  The measurement dates for the purposes of determining the stock price of the Company correspond to the fiscal year end (i.e., the first Saturday in February of each year reflected).   The corresponding measurement dates for the S&P 500 and the Russell 2000 are January 31st of each of the years reflected.

	2004	2005	2006	2007	2008	2009
CPY	100.00	72.71	90.15	266.99	103.80	39.59
S&P 500	100.00	106.14	117.03	133.78	130.83	81.03
Russell 2000	100.00	108.68	129.10	142.53	128.76	81.80

PART III.

Item 10.   Directors, Executive Officers and Corporate Governance

Following is a listing of the members of the Company’s Board of Directors (the “Board”) as of May 9, 2009, along with their respective ages and descriptions of their professional experience.  Messrs. Abel, Koeneke, Meyer and White first joined the Board in March 2004, while Mr. Feld and Mr. Glazer joined in July, 2008 and November, 2008, respectively.

Name	Principal Occupation, Business Experience and Directorships
James J. Abel
Mr. Abel, age 63, served as President and Chief Executive Officer of Financial Executives International (FEI) from May 2008 to February 2009. FEI is the preeminent organization representing senior financial executives in dealing with the regulatory agencies involved with corporate financial reporting and internal controls.  Mr. Abel retired on December 31, 2007 from positions of Executive Vice President, Secretary, Treasurer and Chief Financial Officer of The Lamson & Sessions Co., a diversified manufacturer and distributor of a broad line of thermoplastic electrical, consumer, telecommunications and engineered sewer products for major domestic markets.  Mr. Abel served as an executive officer of The Lamson & Sessions Co. from December 1990 and a director from 2000 until his retirement.  Mr. Abel received a B.S. from Purdue University and an MBA from St. John’s University (N.Y.).

Peter Feld
Mr. Feld, age 30, is a Managing Director of Ramius LLC, a position he has held since November 2008.  Prior to becoming a Managing Director, Mr. Feld served as a Director at Ramius LLC beginning in February 2007.  Mr. Feld joined Ramius as an Associate in February 2005.  From June 2001 to July 2004 Mr. Feld was an investment-banking analyst at Bank of America Securities, LLC, the investment-banking arm of Bank of America Corporation, a bank and financial holding company.  Mr. Feld served on the Board of Directors of The Sharper Image Corporation (NASD: SHRPQ), a multi-channel specialty retailer, from August 2007 until January 2008.

Michael Glazer
Mr. Glazer, age 61, has served as Managing Director of Team Neu, a private equity investment firm, located in Pittsfield, MA since August 2005.  From May 1996 until August 2005, he served as President and Chief Executive Officer of KB Toys, Inc.  He has served as director of Stage Stores (NYSE: SSI) since 2001.  Mr. Glazer received a B.A. from the University of California – Berkley and an MBA from Columbia University.

Michael Koeneke
Mr. Koeneke, age 62, is a Managing Member of Knightspoint Partners LLC, a firm which he co-founded in March 2003 that is engaged in the business of acquiring, holding or disposing of investments in various companies.  He served as a member of the Board of Directors of Ashworth, Inc., a golf apparel company formerly listed on Nasdaq, from 2008 to 2009 and served on the Board of Directors of the Sharper Image Corporation, a multi-channel specialty retailer formerly listed on Nasdaq, from 2006 until May 2008.  From 1997 through 2002, Mr. Koeneke was the Co-Head and then the Chairman of Global Mergers and Acquisitions at Merrill Lynch & Co., Inc.  Mr. Koeneke received a B.A. from the University of Michigan and an MBA from the Harvard Business School.

David Meyer
Mr. Meyer, age 40, has served as Chairman of the Board since April 2004.  From October 2004 until August 2005, he served in the Company’s interim Office of the Chief Executive.  Since 2003, Mr. Meyer has served as a Managing Member of Knightspoint Partners LLC, a firm which he co-founded, that is engaged in the business of acquiring, holding or disposing of investments in various companies.  From 1995 to 2002, Mr. Meyer served in various capacities in the investment banking department of Credit Suisse First Boston, including as a director in the Mergers and Acquisitions and Global Industrial and Services Groups in the firm’s London office.  From 2007 to 2008, Mr. Meyer served as Chairman of the Board of Directors of Ashworth, Inc, a golf apparel company formerly listed on Nasdaq.  From 2006 to 2007, Mr. Meyer served as Chairman of the Compensation Committee of the Board of Directors of the Sharper Image Corporation, a multi-channel specialty retailer formerly listed on Nasdaq.  Mr. Meyer received a B.S.E. from Princeton University and an MBA from Stanford University.

Turner White
Since May 2004, Mr. White, age 60, has served as owner of White and Company, LLC, a consulting and investment firm located in Kansas City, Missouri, and as visiting assistant professor of management, Helzberg School of Management, Rockhurst University in Kansas City, Missouri.  From May 2000 to May 2004, Mr. White served as President and Chief Executive Officer of Union Station Kansas City, Inc.  He was a Vice President and East region general manager of Cell Net Data Systems, an investor-owned data management and metering supplier to the electric energy industry, from September 1998 through February 2000. From June 1989 to September 1998, Mr. White was Executive Vice President, Corporate Development, of Kansas City Power & Light Company.  Mr. White received a B.A. from Colorado College and an MBA from Rockhurst University.

The name of each of the Company’s executive officers as of May 9, 2009, who are not directors, along with their respective ages, positions and descriptions of their professional experience is set forth below.

Renato Cataldo
President and Chief Executive Officer.  Dr. Cataldo, age 49, joined the Company as its Chief Operating Officer in July 2005 after serving as a consultant to the Company since August 2004.  Effective October 10, 2006, he was appointed President and Chief Executive Officer of the Company.  From 1998 until his resignation in August 2004, he served as Chief Executive Officer and Chief Technology Officer of Publicis eHealth Solutions, a division of the Publicis Groupe, S.A., an international communications company.

Thomas Gallahue
Executive Vice President, Operations.  Mr. Gallahue, age 58, joined the Company in April 2002 in the position of Vice President, Sales Development and Operations and was appointed to his current position in November 2002.  Prior to joining CPI, Mr. Gallahue enjoyed a thirty-year career with Sears, Roebuck & Co. where he held various positions, including Store Manager, Region Product Service Manager, Director of Sales Development for Home Appliances and District General Manager.

Dale Heins
Senior Vice President, Finance, Chief Financial Officer and Treasurer of the Company.  Mr. Heins, age 46, was promoted to his current position in April 2008.  From July 2005 until April 2008, Mr. Heins served as Vice President, Corporate Controller, Principal Accounting Officer and Assistant Treasurer, after serving the Company in various other financial positions since 1987.

Keith Laakko
Chief Marketing Officer.  Mr. Laakko, age 43, joined the Company in his current position in January 2006.  He served as Category Marketing Director for Consumer Controls Brands of Spectrum Brands from 2004 until he joined CPI.  From 2000 until 2004, Mr. Laakko held marketing positions with Eastman Kodak Company, including Director of New Business Development, Business to Business, and Director of Corporate Branding from 2003 to 2004, Director of Global Brand Communication from 2001 to 2003 and Marketing Director, Strategic Web Partnerships and Online Community from 2000 to 2001.  He has also held marketing positions with The Coca-Cola Company, Hasbro Toys and Mattel.

James Mills
Executive Vice President, Field Operations.  Mr. Mills, age 44, joined the Company in September 2008, following a distinguished career with RadioShack Corporation that spanned more than twenty years.  His most recent responsibilities with RadioShack, leading consumer electronics retailer, included Vice President – Wholesale Channels (2007-2008), with responsibility for coordinating and implementing the overall strategy for RadioShack Franchise, Franchise International, Retail Solutions Kiosks, Direct Sales and provided executive oversight for RadioShack de’Mexico.  In 2006, Mr. Mills served as Vice President of RadioShack Segmentation and Vice President of Visual Merchandising, and, from 2004 to 2005, he was Vice President of the Southeast Region for RadioShack.

Jane Nelson
General Counsel and Corporate Secretary.  Ms. Nelson, age 59, joined the Company in 1988 as Assistant General Counsel and subsequently served as Associate General Counsel and Assistant Secretary.  She was promoted to her current position in 1993.

Rose O’Brien
Vice President, Finance/Controller and Principal Accounting Officer.  Ms. O'Brien, age 48, joined the Company in August 2005 as Assistant Controller and was promoted to her current position in April 2008.  Prior to joining the Company, Ms. O'Brien was the Director of Special Projects at Instituform, Inc., a provider of trenchless technology from September 2004 until July 2005.  She was the Controller at Growing Family, Inc., a baby portrait photography company fom November 2000 until September 2004.  Prior to that, Ms. O'Brien held financial management positions with both public and privately held companies in the St. Louis area.  Ms. O'Brien also served for seven years in the Audit Department of Price Waterhouse.

Richard Tarpley	Executive Vice President, Manufacturing. Mr. Tarpley, age 63, has served as Executive Vice President, Manufacutring since 1995. Since joining the Company as Cost Control supervisor in 1970, he has held other positions within the manufacturing department.

Section 16(a) Beneficial Ownership Reporting Compliance

The federal securities laws require our directors and executive officers, and persons who own more than 10% of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership of any of the Company’s securities with the Securities and Exchange Commission, the New York Stock Exchange and the Company.

Based solely upon a review of filings with the Securities and Exchange Commission and written representations that no other reports were required, the Company believes that, with the exception of one filing by Rose O’Brien that was filed two days late on January 15, 2009, all of its directors and executive officers complied during fiscal year 2008 with their reporting requirements.

Code of Business Conduct and Ethics

The Company’s Code of Business Conduct and Ethics, which applies to Company employees and directors, reflects the standards CPI employees, officers and directors are expected to observe to maintain and enhance quality business practices. The Company intends to promptly disclose (i) the nature of any amendment to this code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of this code of ethics that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver on the Company’s website, if any.  The Code of Business Conduct and Ethics is available at www.cpicorp.com by first clicking “INVESTOR” and then “ethics”. This document is also available, without charge, in print upon request to the Corporate Secretary at 1706 Washington Avenue, St. Louis, Missouri 63103-1717.  Underlying this Code are the fundamental requirements of honesty and good faith in all actions that reflect on the Company and its people.  The Company has established a fraud hotline for employees to submit confidential reports of suspected or actual violations of the Company’s Code of Business Conduct and Ethics, and the Audit Committee maintains a second hotline (www.openboard.info/cpy) specifically for accounting complaints which is maintained by an independent vendor and for which complaints are handled anonymously and confidentially.

The Audit Committee

The Audit Committee consists of James Abel (Chairman), Michael Koeneke and Turner White.  The Board of Directors has determined that all members of the Audit Committee are independent, as that term is defined in the New York Stock Exchange's listing standards and the rules of the Securities and Exchange Commission.  The Board of Directors has also determined that Mr. Abel, is qualified to serve as the Audit Committee financial expert.  The Audit Committee held nine meetings during fiscal year 2008.

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

Item 11.    Executive Compensation

The Compensation Committee is comprised of Turner White (Chairman), James Abel, Peter Feld, Michael Glazer and Michael Koeneke.  The Board of Directors has determined that all of the members of the Compensation Committee are independent, as that term is defined in the rules of the New York Stock Exchange.

The Compensation Committee held five meetings during fiscal year 2008.  Decisions of the committee are made after discussion of relevant facts and in accordance with the opinion of the majority of the committee.  Primary actions taken in these meetings include the determination of 2007 incentive awards, 2008 executive compensation, 2008 director compensation awards of restricted stock and stock options and the evaluation of the performance of the Chief Executive Officer (“CEO”).  The CEO participates in Compensation Committee meetings when requested. His involvement is generally to advise concerning incentive awards and executive compensation other than his own.

Meetings of the Compensation Committee are set by the Compensation Committee chairman in consultation with management and other members of the committee.  Compensation Committee agendas are determined by the chairman of the committee.  The Compensation Committee also served as the stock option committee under the Company’s Stock Option Plan as amended and restated and as the governing committee for the Restricted Stock Plan.  The Compensation Committee now serves as the Committee charged with administration of the Omnibus Incentive Plan, which was approved at the 2008 annual meeting of stockholders.

The Compensation Committee is required to consist of no fewer than three members, all of whom meet the independence requirements of the New York Stock Exchange.  The members of the Compensation Committee are appointed by the Board on the recommendation of the Nominating and Governance Committee and serve until their successors are appointed.

The Chairman of the Board generally attends Compensation Committee meetings in an advisory capacity.  He is an active participant as the Compensation Committee considers the various decisions that it has to make, but it makes final decisions.

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

Compensation Discussion and Analysis

This Compensation Discussion and Analysis outlines our compensation philosophy, policy and practices as they relate to our named executive officers.

Compensation philosophy and goal

The Company’s compensation philosophy is based on two principles:

●	Exceptional individual and team performance should be recognized and rewarded (and thereby encouraged) at all levels of the organization.
●	Rewards should be tied to the creation of stockholder value and its underlying drivers.

The goal of the Company’s compensation programs is to promote the financial interests and growth of the Company by creating an incentive for designated officers and key employees of the Company to remain in the employ of the Company and to work to the best of their abilities for the achievement of the Company’s strategic growth objectives.  Compensation packages are determined upon hire based on consideration of the Company’s strategic and financial goals, competitive forces, fairness, individual responsibilities and challenges and economic factors.  This includes review of published compensation reports, as needed.  Formal benchmarking is not used for management compensation purposes.  Compensation packages are reviewed annually by the Compensation Committee.

Compensation Components and Related Policies

The Company’s Chief Executive Officer, the persons who served as Chief Financial Officer in fiscal year 2008 and the three other most highly compensated executive officers during the fiscal year are considered the “named executive officers” or “NEO's” for purposes of this discussion.  For fiscal year 2008, the NEO's were:

Dr. Renato Cataldo, President and Chief Executive Officer
Mr. Dale Heins, Senior Vice President, Finance, Treasurer and, effective April 19, 2008, Chief Financial Officer
Mr. Gary Douglass, Executive Vice President, Finance, Chief Financial Officer and Treasurer, through April 18, 2008
Mr. Thomas Gallahue, Executive Vice President, Operations
Mr. Keith Laakko, Chief Marketing Officer
Ms. Jane Nelson, General Counsel and Corporate Secretary

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

Base Compensation

The Compensation Committee annually reviews compensation based on consideration of the Company’s strategic and financial goals, competitive forces, fairness, individual responsibilities and challenges and economic factors.  This includes a review of published compensation reports, as needed.  Base salaries for our named executive officers reflect each executive officer’s level of experience, responsibilities and expected future contributions to our success. We review base salaries on an annual basis, or as responsibilities change, and we consider factors such as individual and Company performance and the competitive environment in our industry in determining whether salary adjustments are warranted.

Base salaries for Messrs. Cataldo, Douglass, Gallahue and Laakko were increased by the Compensation Committee, effective February 26, 2008.  Mr. Heins’ base salary was increased to $235,000 when he was promoted to Chief Financial Officer on April 19, 2008.  Ms. Nelson’s base salary did not change in fiscal year 2008.

Incentive and Restricted Stock Compensation

The CPI Corp. Performance Plan is an annual incentive plan that is applied to a broad pool of employees including the NEOs.  Under the Company’s performance plan, executives and other participants have the potential to earn significant supplemental compensation if pre-established, objective targets are met or exceeded.  The performance plan is not exempt under section 162(m) of the Internal Revenue Code.  The Board of Directors establishes the targets each year to provide performance awards designed to yield corresponding growth in stockholder value.

During fiscal 2008, all named executive officers participated in this plan.  The Board establishes the formula(s) or other criteria for determining the amount of the annual plan payouts (Incentive Compensation Pool) for each fiscal year (Plan Year) based on the Company’s Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) or such other performance measurement(s) or criteria as the Board may establish in its sole discretion. Not later than ninety (90) days following the end of a Plan Year, the Board calculates the Incentive Compensation Pool for the Plan Year based on the formula(s) or criteria established by the Board for such Plan Year. Once the amount of the Incentive Compensation Pool for the Plan Year is calculated, participants are designated for that year and are awarded an annual bonus based on performance.

Performance expectations are established through the budgeting process and approved by the Board of Directors.  Once the budget is final, EBITDA and/or other targets for the year are determined by the Board of Directors at levels deemed to be achievable but challenging.  Participants and payouts are designated and awards made based on an assessment of individual and team contributions not later than ninety (90) days following the end of the Plan Year.  In fiscal 2008, any payouts of $10,000 or more pursuant to the plan were weighted evenly between cash and restricted stock, allowing high-impact employees at multiple levels of the organization to participate in the long-term success of the Company through stock ownership.  The plan provides that the incentive compensation payable to executive officers of the Company in any Plan Year shall not, in the aggregate, exceed thirty three and one-third percent (33 1/3%) of the established Incentive Compensation Pool.  The restricted stock awarded to date for performance has a vesting period ending upon completion of the subsequent fiscal year, thus encouraging retention of key employees.

The Company did not meet pre-established EBITDA and sales targets for fiscal year 2008.  Accordingly, bonus levels were limited to the minimum total available for the year, but covered recipients throughout the organization were rewarded for their individual and team contributions.  These awards are distributed among employees at the discretion of the Compensation Committee.  A substantial portion of the total was paid in restricted shares that will not vest until the end of fiscal year 2009.

Stock Option Plan

The Company previously had an amended and restated non-qualified stock option plan, under which certain officers and key employees received options to acquire shares of the Company’s common stock.  All outstanding options vested in connection with the 2004 consent solicitation through which a majority of the Board of Directors was replaced (the “2004 Change of Control”).  No options have been granted under that plan since the 2004 Change of Control.  The Omnibus Incentive Plan which was approved at the 2008 Annual Meeting replaced this plan.

Omnibus Incentive Plan

The CPI Corp. Omnibus Incentive Plan (the "Plan") was approved by the stockholders July 17, 2008.  The Plan replaced the CPI Corp. Stock Option Plan and the CPI Corp. Restricted Stock Plan.  The Plan provides the Company with flexibility to award employees, directors and consultants of the Company (the "Service Providers") both short-term and long-term equity-based and cash incentives.  The purposes of the Plan are (i) to attract and retain highly competent persons; (ii) to provide incentives to Service Providers that align their interests with those of the Company's stockholders; and (iii) to promote the success of the business of the Company.  Awards under the Plan are granted by the Compensation Committee, provided that the Board shall be responsible for administering this Plan with respect to awards to non-employee directors.  The Compensation Committee has the authority, among other things, to (i) select the Service Providers to whom awards may be granted and the types of awards to be granted to each; (ii) to determine the number of shares to be covered by each award; (iii) to determine whether, to what extent, and under what circumstances an award may be settled in cash, common stock, other securities, or other awards; (iv) to prescribe, amend, and rescind rules and regulations relating to the Plan; and (v) to make all other determinations and take all other action described in the Plan or as the Compensation Committee otherwise deems necessary or advisable.   Total shares of common stock approved for delivery pursuant to awards under the Plan are 800,000 shares.  At May 9, 2009, 469,139 of these shares were available for future grant.

Types of awards authorized under the Plan include (i) stock options to purchase shares of common stock, including incentive stock options (“ISOs”) and non-qualified stock options, which will be granted with an exercise price not less than 100% of the fair market value of the common stock on the date of grant; (ii) stock appreciation rights (“SARs”), which confer the right to receive an amount, settled in cash, common stock or other awards, equal to the excess of the fair market value of a share of common stock on the date of exercise over the exercise price of the SAR; (iii) restricted stock, which is common stock subject to restrictions on transferability and other restrictions, such as payment of respective taxes, with respect to which a participant has the voting rights of a stockholder during the period of restriction; (iv) restricted stock units, which are awards of a right to receive shares of the Company’s common stock and are subject to restrictions on transferability and other restrictions; such as payment of respective taxes, (v) performance awards, including performance shares or performance units, which are settled after an applicable performance period has ended to the extent to which corresponding performance and/or market goals have been achieved and (vi) other awards, including awards that are payable in shares of common stock or the value of which is based on the value of shares of common stock, and awards to be settled in cash or other property other than common stock.

In order to encourage a focus in long-term stockholder value creation, executives are awarded equity incentives.  As shown in the “Grants of Plan-Based Awards in Fiscal Year 2008” table, the named executive officers were awarded stock options on August 14, 2008.

Supplemental Retirement Benefits

In December 2008, Mr. Douglass and Ms. Nelson amended their Employment Agreements to delete the provisions related to the supplemental retirement benefits under the Supplemental Retirement Plan (the “SERP”) in their agreements in exchange for negotiated cash payments of $400,000 and $375,000, respectively.  Prior to these amendments, the employment agreements for Mr. Douglass and Ms. Nelson provided for supplemental retirement benefits up to 40% of the highest base salary from and after fiscal year 1997, not to exceed $150,000 annually, for twenty years.  Supplemental retirement benefit payments were to commence on the later of (i) age 65 or (ii) the date of retirement.

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

The Company has a defined benefit pension plan that applied Company-wide until April 1, 2004 (the “Retirement Plan”), when the Company implemented a freeze of future benefit accruals.  Employees with at least ten years of service who attained age 50 as of April 1, 2004 were “grandfathered” and benefits continued to accrue for those grandfathered individuals until February 20, 2009, when such benefits were frozen.  Certain employees, including Ms. Nelson, who met the minimum age and years of service to be grandfathered, were excluded from the “grandfathering provision” as a result of discrimination testing that required exclusion of certain highly compensated employees (“HCE”).  A non-qualified plan was established to provide the equivalent benefits for certain HCE's, including Ms. Nelson.

Employment Agreements

Senior executives, including all of the named executive officers, are generally hired under employment agreements which establish base compensation and eligibility for annual performance-based awards, long-term equity awards, severance and other benefits.  The agreements are used to document the employment terms, promote retention and provide for various covenants that protect the Company.  The agreements are prepared based on a standard template that does not include special provisions for change of control.  The Compensation Committee reviews and approves executive employment agreements before they are executed.

Upon his promotion to CFO on April 19, 2008, Dale Heins entered into an employment agreement that follows the standard template, as further described in the discussion following the executive compensation tables.

In connection with the Release and Settlement Agreement for Gary Douglass in December 2008, all provisions related to the SERP plan were eliminated.

In connection with entering into the Settlement and Release Agreement with Jane Nelson on December 31, 2008, her previous employment agreement terminated and she entered into a new employment agreement that uses the standard template discussed above.

Further descriptions of employment agreements are provided in the discussion following the executive compensation tables.

Termination Agreements

Upon termination of the employment of a key executive, the Company and executive generally enter into a separation or resignation agreement to clarify the terms of the separation.  Gary Douglass, Executive Vice President and Chief Financial Officer, resigned in April 2008 without a separation agreement.

Tax and Accounting Implications

Named executives officers do not have any tax gross-up benefits in their employment agreements.

Equity awards are primarily in the form of restricted stock or stock options, for which the expensing of equity awards under FAS 123R has had little impact.  New rules applicable to cash incentive compensation have also had little impact on the Company’s compensation decisions related to these awards.

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

The Omnibus Incentive Plan, approved by stockholders in 2008, was drafted to meet the requirements of Section 162(m) and 409A of the Internal Revenue Code.

Stock Ownership Guidelines

The Company does not have stock ownership guidelines pertaining to executive ownership of company stock or stock retention guidelines applicable to equity awards to executives.  These are not considered necessary since awards upon hire and through the Omnibus Incentive Plan provide adequate ownership of Company stock to allow a vested interest in the success of the Company.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2008, no executive officer of the Company served on the Board of Directors or Compensation Committee of any other corporation with respect to which any member of the Compensation Committee was engaged as an executive officer. No member of the Compensation Committee was an officer or employee of the Company during fiscal year 2008, and no member of the Compensation Committee was formerly an officer of the Company.

Compensation Committee Report

We, the Compensation Committee of the Board of Directors of CPI Corp., have reviewed and discussed the Compensation Discussion and Analysis set forth above with the management of the Company, and, based on such review and discussion, have recommended to the Board of Directors inclusion of the Compensation Discussion and Analysis in this Form 10-K/A, to the Company’s Annual Report on Form 10-K for the year ended February 7, 2009.

THE CPI CORP. COMPENSATION COMMITTEE

Turner White, Chairman          James Abel          Peter Feld    Michael Glazer    Michael Koeneke

Summary Compensation Table

The following table sets forth the information required by SEC Regulation S-K Item 402 as to the compensation expense for fiscal years 2008, 2007 and 2006 for services rendered in all capacities, by the named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)			Option Awards ($) (2)		Non-Equity Incentive Plan Compensation ($) (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (4)	All Other Compensation ($) (5)		Total ($)

Renato Cataldo
President and Chief Executive Officer (6)	2008	$484,135	$-		$27,113	(7)	$23,666		$21,250	$-	$2,879		$559,043
	2007	$385,000	$-		$182,997	(8)	$-		$35,000	$-	$4,999		$607,996
	2006	$275,000	$-		$180,657	(9)	$-		$150,000	$-	$6,833		$612,490
Dale Heins
Senior Vice President, Finance,	2008	$228,806	$-		$13,556	(7)	$11,833		$17,500	$-	$3,149		$274,844
Chief Financial Officer and Treasurer (10)	2007	$163,654	$-		$90,247	(8)	$-		$17,500	$-	$4,265		$275,666
	2006	$150,000	$-		$18,935	(9)	$-		$40,000	$-	$3,586		$212,521

Gary Douglass
Executive Vice President, Finance,	2008	$79,212	$-		$23,242		$-		$-	$-	$400,318	(11)	$502,772
Chief Financial Officer and Treasurer (10)	2007	$275,000	$-		$200,496	(8)	$-		$30,000	$15,717	$5,513		$526,726
	2006	$275,000	$-		$-	(9)	$-		$100,000	$11,289	$3,151		$389,440

Thomas Gallahue
Executive Vice President, Operations	2008	$305,770	$-		$23,242	(7)	$9,149		$17,500	$-	$4,837		$360,498
	2007	$220,721	$-		$29,933	(8)	$-		$30,000	$638	$3,754		$285,046
	2006	$151,779	$100,000	(12)	$39,478	(13)	$71,280	(13)	$30,000	$477	$3,529		$396,543
Keith Laakko
Chief Marketing Officer	2008	$203,846	$-		$25,490	(7)	$9,466		$15,000	$-	$2,853		$256,655
	2007	$175,000	$-		$34,951		$-		$20,000	$-	$4,729		$234,680
	2006	$175,000	$-		$60,015		$-		$25,000	$-	$2,366		$262,381
Jane Nelson
General Counsel and Secretary	2008	$211,615	$-		$15,484	(7)	$9,466		$15,000	$-	$379,162	(11)	$630,727
	2007	$210,000	$-		$50,113	(8)	$-		$20,000	$63,821	$5,015		$348,949
	2006	$195,000	$-		$-	(9)	$-		$25,000	$22,183	$6,011		$248,194

(1)
Stock awards issued under the CPI Performance Plan.  See Note 13 in the Company’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended February 7, 2009, for discussion of valuation methods related to stock awards.  Dividends are earned on restricted stock not yet vested.  Such dividends are included in All Other Compensation as they are earned.  2007 Stock Awards column also includes $100,718 awarded to Mr. Douglass, $50,336 awarded to Mr. Heins and $25,168 awarded to Ms. Nelson as a special bonus for their roles in the completion of the acquisition of assets from Portrait Corporation of America, Inc.

(2)
Under the CPI Corp. Omnibus Incentive Plan, the Company issued options to the NEOs in the third quarter of fiscal year 2008 as follows:  Mr. Cataldo, 50,000; Mr. Gallahue, 17,500; Mr. Heins, 25,000; Mr. Laakko, 20,000; and Ms. Nelson, 20,000.  These options vest in three equal increments on their anniversary dates, with the exception of Mr. Gallahue’s options, which vest 7,500 on the first anniversary date and 5,000 both on the second and third anniversary dates.  The first increment vests on the first anniversary date and is exercisable when the common stock trades in excess of $25.00 for a minimum of 20 consecutive trading days, the second increment vests on the second anniversary date and is exercisable when the common stock trades in excess of $45.00 for a minimum of 20 consecutive trading days and the third increment vests on the third anniversary and is exercisable when the common stock trades in excess of $65.00 for a minimum of 20 consecutive trading days.  If the target common stock price is met for a minimum of 20 consecutive trading days prior to the vesting schedule, the exercise dates would be the vesting schedule dates.  See the “Outstanding Equity Awards at 2008 Fiscal Year End” table for exercise prices and expiration dates.  Additional disclosure of these options, including valuation method, is included in Note 13 in the Company’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended February 7, 2009.

(3)
Value of cash portion of performance bonus awarded under the CPI Corp. Omnibus Incentive Plan for the fiscal year listed in the table.  Amounts are granted and paid in the fiscal year subsequent to the fiscal year for which the performance relates.  The balance of the bonus was awarded in restricted stock and is reflected in the Stock Awards column.

(4)
Amounts relate to actuarial changes in pension values related to the pension plan and supplemental retirement plan. The table does not include negative values of $11,551, $520 and $795, in fiscal year 2008, 2007 and 2006, respectively, for Mr. Heins and $2,814, $2,692 and $74,495 in 2008 for Mr. Douglass, Mr. Gallahue and Ms. Nelson, respectively.

(5)	Detail of All Other Compensation follows.

Name	Year	Dividends Paid on Stock not yet vested ($)	Company 401 (k) Contribution ($)	Life Insurance Premiums ($)	Other ($)		Total ($)
Renato Cataldo	2008	$824	$1,363	$692	$-		$2,879
	2007	$1,331	$2,494	$674	$-		$4,499
	2006	$3,682	$2,087	$1,064	$-		$6,833

Dale Heins	2008	$412	$1,363	$414	$960		$3,149
	2007	$531	$2,494	$280	$960		$4,265
	2006	$519	$2,087	$580	$400		$3,586

Gary Douglass	2008	$-	$-	$318	$400,000	(11)	$400,318
	2007	$1,239	$2,494	$1,380	$400		$5,513
	2006	$-	$2,087	$1,064	$-		$3,151

Thomas Gallahue	2008	$706	$1,363	$1,268	$1,500		$4,837
	2007	$266	$2,494	$994	$-		$3,754
	2006	$649	$2,087	$793	$-		$3,529

Keith Laakko	2008	$1,147	$1,363	$343	$-		$2,853
	2007	$1,911	$2,494	$324	$-		$4,729
	2006	$1,689	$-	$677	$-		$2,366

Jane Nelson	2008	$470	$1,363	$2,329	$375,000	(11)	$379,162
	2007	$310	$2,494	$2,211	$-		$5,015
	2006	$-	$2,087	$3,924	$-		$6,011

(6)	Dr. Cataldo was appointed President and Chief Executive Officer on October 10, 2006.

(7)
The number of restricted shares awarded to named executive officers for fiscal year 2008 performance was determined by dividing 50% of the value of their total bonuses by the closing price of the Company’s common stock at the end of fiscal year 2008 ($7.14).  The same formula was used for all other recipients of restricted shares pursuant to the Omnibus Incentive Plan.  The Compensation Committee selected the closing price of the Company’s common stock on the last trading day of the fiscal year because the awards were for fiscal year 2008 performance.  The awards were not made until completion of the year-end audit of the Company’s financial statements and allocation of the incentive pool determined upon completion of the audit, which occurred on April 27, 2009.  The amounts in the table reflect the amount expensed under FAS 123R in fiscal year 2008.

(8)
The number of restricted shares awarded to the named executive officers for fiscal year 2007 performance was determined by dividing 50% of the value of their total bonuses by the closing price of the Company’s common stock at the end of fiscal year 2007 ($20.40).  The same formula was used for all other recipients of restricted shares pursuant to the Performance Plan.  The Compensation Committee selected the closing price of the Company’s common stock on the last trading day of the fiscal year because the awards were for fiscal year 2007 performance.  The awards were made on March 5, 2008.  The amounts in the table reflect the amount expensed under FAS 123R in fiscal year 2007.

(9)
The number of restricted shares awarded to named executive officers for fiscal year 2006 performance was determined by dividing 50% of the value of their total bonuses by the closing price of the Company’s common stock at the end of fiscal year 2006 ($54.12).  The same formula was used for all other recipients of restricted shares pursuant to the Performance Plan.  The Compensation Committee selected the closing price of the Company’s common stock on the last trading day of the fiscal year because the awards were for fiscal year 2006 performance.  The awards were not made until completion of the year-end audit of the Company’s financial statements and allocation of the incentive pool determined upon completion of the audit which occurred on April 10, 2007.  The amounts in the table reflect the amount expensed under FAS 123R in fiscal year 2006.

(10)	Mr. Douglass resigned as Chief Financial Officer on April 18, 2008, and was replaced as Chief Financial Officer by Mr. Heins, effective April 19, 2008.

(11)
Previous employment agreements for Mr. Douglass and Ms. Nelson provided for supplemental retirement benefits that vested at the rate of 10% for each year of service.  Mr. Douglass and Ms. Nelson were fully vested in this plan, but negotiated cash payments of $400,000 and $375,000, respectively, to settle the Company’s liability with them under this plan in December 2008.

(12)	Mr. Gallahue entered into a retention agreement on January 12, 2006, which was amended on August 29, 2006 and October 26, 2006. Pursuant to his retention agreement, Mr. Gallahue received $100,000.

(13)
On June 7, 2006, the Board of Directors approved the vesting of Mr. Gallahue’s restricted stock despite his planned retirement, which would have resulted in forfeiture of unvested shares.  As a result of this change, his restricted stock was revalued and expense of $15,818 was recognized in fiscal year 2006.  Additionally, Mr. Gallahue had 15,046 vested options outstanding at the end of fiscal year 2005.  In connection with his retention agreement, the term available to him to exercise his options was extended and accordingly the options outstanding were revalued and the Company recognized expense of $71,280.  Mr. Gallahue subsequently agreed to resume full-time service for the Company effective February 4, 2007.  Accordingly, his options are subject to the Stock Option Plan, which allows exercise up to the original expiration date in 2010 or three months after termination of employment, whichever occurs earlier.  Additionally, Mr. Gallahue was awarded 1,352 shares with a value of $23,660 as a 2005 performance bonus which was expensed in fiscal year 2006.

Grants of Plan-Based Awards in Fiscal Year 2008

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards				Grant Date Fair Value of
Name	Plan Name	Grant Date (1)	Threshold ($)	Target ($)(2)	Max ($)	Threshold (#)	Target (#)(3)		Max (#)	Stock and Options Awards ($)(3)

Renato Cataldo	Restricted Stock Plan (4)	3/5/08	$-	$35,000	$-	-	1,716		-	$27,113
	Omnibus Incentive Plan	8/14/08	$-	$-	$-	-	50,000		-	$179,501

Dale Heins	Restricted Stock Plan (4)	3/5/08	$-	$17,500	$-	-	858		-	$13,556
	Omnibus Incentive Plan	8/14/08	$-	$-	$-	-	25,000		-	$89,751

Gary Douglass	Restricted Stock Plan (4)	3/5/08	$-	$30,000	$-	-	1,471	(5)	-	$23,242

Thomas Gallahue	Restricted Stock Plan (4)	3/5/08	$-	$30,000	$-	-	1,471		-	$23,242
	Omnibus Incentive Plan	8/14/08	$-	$-	$-	-	17,500		-	$64,505

Keith Laakko	Restricted Stock Plan (4)	3/5/08	$-	$20,000	$-	-	980		-	$15,484
	Omnibus Incentive Plan	8/14/08	$-	$-	$-	-	20,000		-	$71,801

Jane Nelson	Restricted Stock Plan (4)	3/5/08	$-	$20,000	$-	-	980		-	$15,484
	Omnibus Incentive Plan	8/14/08	$-	$-	$-	-	20,000		-	$71,801

(1)
Restricted stock plan grants were granted on March 5, 2008, and relate to 2007 service.  Omnibus Incentive Plan grants were granted on August 14, 2008, and relate to stock options awarded pursuant to the Omnibus Incentive Plan.  See footnote 2 to the “Summary Compensation Table” for a description of the vesting of stock options awarded pursuant to the Omnibus Incentive Plan.

(2)	Amounts are cash bonuses for 2007 performance awards under the CPI Corp. Performance Plan which were granted and paid in fiscal year 2008.

(3)
Under the Restricted Stock Plan, the portion of a participant’s incentive compensation award is calculated by dividing (1) that portion of the participant’s incentive compensation award payable in restricted shares for the fiscal year by (2) the fair market value of one share of common stock measured as of the last day of the fiscal year.  The restricted shares are subject to restrictions on transferability, as well as vesting and forfeiture restrictions.  Termination due to normal retirement (65 or older) results in automatic waiver of the uncompleted portion of restriction. The shares vest automatically upon a change of control.  The stock options granted under the Omnibus Incentive Plan are described in footnote 2 under the Summary Compensation table set forth above.

(4)
Includes grants made in fiscal year 2008 only.  Incentive plan grants in fiscal year 2008 relate to fiscal year 2007 service.  All cash awards and restricted stock granted in fiscal year 2008 was paid or vested prior to fiscal year 2008 year-end.  Amounts related to 2008 service were granted subsequent to the fiscal year-end and are not included in this table because such amounts are not allocated until after the fiscal year-end.  Amounts related to fiscal year 2008 service that are expensed in fiscal year 2009 are included in the Summary Compensation Table above in the year earned, which includes cash awards, as indicated in the “Non-Equity Incentive Plan Compensation” column for fiscal year 2008 and restricted shares, as indicated in the “Stock Awards” column for fiscal year 2008.

(5)	Mr. Douglass forfeited his 1,471 restricted share awards as of April 18, 2008, when he resigned as Executive Vice President, Finance, Chief Financial Officer and Treasurer of the Company.

Outstanding Equity Awards at 2008 Fiscal Year-End

	Option Awards (outstanding at year end)
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(1)	Option Exercise Price ($)	Option Expiration Date
Renato Cataldo	-		50,000	$13.58	08/14/18
Dale Heins	-		25,000	$13.58	08/14/18
Gary Douglass	-		-	$-	-
Thomas Gallahue	-		17,500	$13.58	08/14/18
	10,046	(2)	-	$12.96	10/21/10
	5,000	(2)	-	$17.00	04/15/10
Keith Laakko	-		20,000	$13.58	08/14/18
Jane Nelson	-		20,000	$13.58	08/14/18

(1)	With the exception of Mr. Gallahue, the stock options vest equally in three increments on the first three anniversary dates after the August 14, 2008 grant date. Mr. Gallahue's options vest at 7,500 on the first anniversary date and 5,000 on each of the second and third anniversary dates. See footnote 2 to the "Summary Compensation Table" for further description of the vesting of stock options awarded pursuant to the Omnibus Incentive Plan.

(2)
Mr. Gallahue’s options were scheduled to expire on February 15, 2007, pursuant to his Retention Agreement.  In fiscal year 2007 Mr. Gallahue agreed to continue his employment with the Company beyond his planned retirement.  Accordingly, his options remain exercisable and will expire in accordance with the terms of the Stock Option Plan.

Stock Vested in Fiscal Year 2008

	Stock Awards
Name	Number of Shares Acquired Upon Vesting (#)(1)	Value Realized on Vesting ($)
Renato Cataldo	1,716	$12,252
Dale Heins	858	$6,126
Gary Douglass	-	$-
Thomas Gallahue	1,471	$10,503
Keith Laakko	1,508	$10,767
Jane Nelson	980	$6,997

(1)	Shares represent restricted stock awarded as part of fiscal year 2007 bonuses, and, for Mr. Laakko, one fifth of shares awarded upon his joining the Company.

Pension Benefits

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefits ($)	Payments During Last Fiscal Year ($)
Renato Cataldo (1)	Retirement Plan	-	$-	$-
Dale Heins (2)	Retirement Plan	17	$39,079	$-
Gary Douglass (2)	Retirement Plan	2	$23,013	$-
Thomas Gallahue (2)	Retirement Plan	2	$24,799	$-
Keith Laakko (1)	Retirement Plan	-	$-	$-
Jane Nelson (3)	Retirement Plan	16	$126,474	$-

(1)	Years of actual service differ from the years of credited service because the plan was frozen in 2004 and these employees were not yet employed. See description of the retirement plan below.

(2)	Years of actual service differ from the years of credited service because the plan was frozen in 2004.

(3)	Employee is eligible for early retirement. See descriptions of the retirement plan and supplemental retirement plan below.

Retirement Plan

Effective April 1, 2004, the Company amended the Retirement Plan to implement a freeze of future benefit accruals, except for employees with at least ten years of service who attained age 50 as of April 1, 2004, who were “grandfathered” and whose benefits continued to accrue until February 20, 2009 when those benefits were frozen.  Years of service after the date of the benefit freeze are recognized for determination of whether an employee attains five years of service for vesting purposes.  Dr. Cataldo and Mr. Laakko joined the Company after the Retirement Plan benefits were frozen and, therefore, will receive no benefits under the Retirement Plan.  Subject to satisfaction of vesting requirements, the remaining NEO's are entitled to receive the benefits under the Retirement Plan as described in the Pension Benefits Table.  Although Ms. Nelson met the service and vesting schedules to be grandfathered, she was excluded from the grandfathering provisions as a result of discrimination testing of highly compensated employees.  Together with four other highly compensated employees who were excluded from the grandfathering provisions, commencing at age 65 she will receive the benefits of continued accruals under a non-qualified plan.  The accrual of benefits under this non-qualified plan ceased on February 20, 2009 concurrent with the freezing of “grandfathered” benefit accruals under the Retirement Plan.

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

The Retirement Plan provides for a reduced benefit for early retirement for employees age 55 or over with at least 15 years of service.  The monthly early retirement benefit is equal to the accrued (earned) benefit at the time of retirement, reduced by 1/180 for each of the first 60 months and 1/360 for each of the next 60 months that the early retirement date precedes the normal retirement date.  The named executive officer eligible for early retirement is Ms. Nelson.

Supplemental Retirement Plan

Prior to December 2008, Mr. Douglass and Ms. Nelson were entitled to benefits under the Supplemental Retirement Plan pursuant to their then-existing employment agreements.  In 2008, Mr. Douglas and Ms. Nelson negotiated cash payments to settle the Company’s obligations to them under the SERP.  Additional disclosure of the Retirement Plan and the Supplemental Retirement Plan are included in Note 14 in the Company’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended February 7, 2009.  Payments under the supplemental retirement plan would have commenced on the later of (i) age 65 or (ii) the date of retirement.

Potential Payments Upon Termination

See discussion of employment contracts and termination of employment that follow the Summary Compensation Table.

All calculations in this table are at the present value as of February 7, 2009, and are calculated at amounts as if the terminating event occurred on that date.

	Renato Cataldo	Dale Heins	Gary Douglass (1)	Thomas Gallahue	Keith Laakko	Jane Nelson

Termination with cause
Pension (2)	$-	$39,079	$-	$24,799	$-	$126,474

Termination without cause (3)
Salary	$475,000	$235,000	$-	$300,000	$200,000	$210,000
Pension (2)	-	39,079	-	24,799	-	126,474
Total	$475,000	$274,079	$-	$324,799	$200,000	$336,474

Retirement or resignation
Pension (2)	$-	$39,079	$-	$24,799	$-	$126,474

Death
Pension (2)	$-	$19,540	$-	$12,400	$-	$63,237
Life insurance	650,000	470,000	-	600,000	400,000	420,000
Total	$650,000	$489,540	$-	$612,400	$400,000	$483,237

Disability
Disability benefits (4)	$1,346,257	$1,331,808	$-	$710,824	$1,383,707	$640,570
Pension (2)	-	39,079	-	24,799	-	126,474
Total	$1,346,257	$1,370,887	$-	$735,623	$1,383,707	$767,044

(1)	Mr. Douglass resigned as Chief Financial Officer as of April 18, 2008, and therefore, has no future payments.

(2)
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

(3)
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

(4)	Disability benefits for all NEO’s are under the same plan as all salaried employees.

Employment Contracts and Termination of Employment

The Company has employed the NEO's under employment contracts that establish base compensation, bonus and other benefits available to employees.  The terms of all NEO employment agreements are indefinite. The employment contracts provide that termination of employment of any of the NEO's, other than for cause, requires the Company to make a lump sum payment equal to 100% of their base salaries at time of severance.

Upon promotion to Chief Financial Officer in April 2008, Dale Heins entered into an employment agreement.

Previously, Mr. Douglass and Ms. Nelson had employment agreements that provided for supplemental retirement and death benefits as described above in the Compensation Discussion and Analysis.  In December 2008, Mr. Douglass and Ms. Nelson entered into agreements providing for cash settlements as satisfaction of the Company’s obligations related to the supplemental retirement and death benefits.  Concurrently, Ms. Nelson entered into a new employment agreement that is in the form described in the first paragraph above.

The NEO's are entitled to participate in other active benefits and plans available to other employees, including participation in the Company’s 401(k) plan, health care and disability coverage, life insurance and paid vacation. The NEO's are subject to customary confidentiality, non-compete and insider obligations, which include an agreement not to be employed by or act as a consultant for any direct competitor of the Company.

Obligations applicable to the receipt of termination benefits

All NEO’s are subject to non-competition covenants for one year after termination of employment.  In their employment agreements, all NEO’s acknowledge that any ideas, concepts, graphics, creative or other products of their work will be owned by the Company.

Director Compensation in Fiscal Year 2008

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	All Other Compensation ($) (2)	Total ($)
David Meyer (3)	$24,000	$560,810	$16,439	$11,288	$612,537
James Abel	$55,500	$40,669	$-	$1,236	$97,405
Peter Feld (4)	$24,000	$20,628	$-	$214	$44,842
Michael Glazer (5)	$9,000	$-	$-	$-	$9,000
Michael Koeneke	$54,000	$29,040	$-	$882	$83,922
Turner White	$55,500	$34,855	$-	$1,059	$91,414
Mark Mitchell (4)	$38,228	$-	$-	$588	$38,816

(1)
The Board of Directors maintains a CPI Corp. Non-Employee Directors Restricted Stock Policy (the "Policy") pursuant to the Omnibus Incentive Plan.  Prior to the adoption of the Omnibus Incentive Plan, the Policy was pursuant to the CPI Corp. Restricted Stock Plan, as amended and restated as of April 14, 2005.  The purpose of the Policy is to advance the interests of the Company and its stockholders by enabling the directors who are not employees of the Company to elect each year to receive shares of restricted common stock of the Company ("Restricted Shares") in lieu of up to 100%, but not less than 50%, of the annual retainer they receive as directors of the Company.  Directors who chair committees of the Board may also elect to receive restricted shares in lieu of an annual retainer in cash for their service as committee chairmen.

Upon making a valid and timely election under the Policy, the non-employee director is awarded that number of restricted shares determined by dividing (1) one hundred twenty-five percent (125%) of that portion of the non-employee director's annual retainer for Board service and/or service as a committee chair for the fiscal year for which the election is being made by (2) the fair market value of one share of common stock as of the first day of the fiscal year.  The restricted shares are not transferable and are subject to other restrictions until the last day of the applicable fiscal year.

Pursuant to the Policy, each of the directors elected to receive restricted shares in lieu of 100% of their $30,000 annual cash retainer for service on the Board in fiscal year 2008.  Mr. Feld and Mr. Glazer elected to receive restricted shares in lieu of cash compensation for the prorated portion of the fiscal year they served as directors.  Mr. Abel also elected to receive restricted shares in lieu of his annual cash retainers for serving as chairman of the Audit Committee ($6,000) and as chairman of the Nominating and Governance Committee ($6,000).  Mr. White elected to receive Restricted Shares in lieu of his annual cash retainer for serving as Chairman of the Compensation Committee ($6,000).  In lieu of cash compensation for their retainers, Messrs. Koeneke and Meyer both received 1,838 restricted shares and Messrs. Abel, White, Glazer and Feld received 2,574, 2,206, 2,403 and 1,336 restricted shares, respectively.  The stock awards to Mr. Meyer reported in this table include his compensation for service as Chairman of the Board in fiscal year 2007, his annual retainer for Board service in fiscal year 2008 and his compensation for service as Chairman of the Board in fiscal year 2008, pursuant to the Chairman's Agreement described below.

(2)	Other compensation represents dividends earned on restricted stock awards prior to vesting.

(3)
Effective September 22, 2008, Mr. Meyer entered into a Chairman’s Agreement with the Company.  This agreement provides compensation to Mr. Meyer for his services related to his role as Chairman of the Board of Directors.

Under the Chairman’s Agreement, Mr. Meyer receives an annual retainer of $200,000, payable in shares of common stock of the Company.  In fiscal year 2008, $150,000 of common shares was paid upon execution of the agreement with $100,000 of those shares being vested on that date. The remaining $50,000 of shares vested on November 7, 2008.  The final installment of $50,000 for fiscal year 2008 was awarded on the first trading day of the fourth quarter of fiscal year 2008, and vested on February 7, 2009.  Future retainer payments will be paid in four equal installments of $50,000 of restricted shares on first trading day of each quarter and such shares will vest on the last day of the quarter in which the relevant award is made.

In addition, Mr. Meyer receives an annual performance bonus for each fiscal year during the term of the agreement in an amount up to 0.67% of the Company’s Adjusted EBITDA as reported in the applicable earnings release of the Company for such fiscal year (the “full award”).  The award is segregated into five increments equal to 20% of the full award and each increment is associated with a specific goal.  Upon achievement of a specific goal, Mr. Meyer will receive that increment.  Payment of this bonus is to be made within 90 days of the fiscal year end in the form of shares of the Company’s common stock which will be fully vested when awarded.

Mr. Meyer was also awarded a one time grant of 60,000 share options under the Chairman’s Agreement. Of these options, 30,000 vested on February 7, 2009, and are exercisable when three market conditions are met.  The first 10,000 increment is exercisable when the common stock trades in excess of $25.00 for a minimum of 20 consecutive trading days, the second 10,000 increment is exercisable when the common stock trades in excess of $45.00 for a minimum of 20 consecutive trading days and the third 10,000 increment is exercisable when the common stock trades in excess of $65.00 for a minimum of 20 consecutive trading days.  The remaining 30,000 shares vest on February 6, 2010, and are exercisable in two equal increments when the $45.00 and $65.00 market conditions noted above are met.  If the target common stock price is met for a minimum of 20 consecutive trading days prior to the vesting schedule noted above, the exercise dates would be the vesting schedule dates. These stock options expire on September 22, 2013.  Additional disclosure of the these options is included in Note 13 in the Company’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended February 7, 2009.

The Compensation Committee will periodically review, adjust and mutually agree on the specific goals and guidelines for Mr. Meyer’s position as Chairman.

Additionally, on May 29, 2008, Mr. Meyer was awarded an additional 14,706 shares for his service during fiscal year 2007.  On September 22, 2008, and November 12, 2008, Mr. Meyer was awarded 12,285 and 8,636 shares, respectively, for his service during fiscal year 2008, pursuant to the Chairman's Agreement.  The value of these shares included in the table above is $200,000.

(4)	Mr. Mitchell did not stand for reelection at the Annual Meeting of Stockholders in July 2008, and was replaced by Mr. Feld at that time.

(5)
Mr. Glazer was elected to the Board of Directors in November 2008.  On February 25, 2009, Mr. Glazer was granted 2,403 shares of restricted stock related to fiscal year 2008 service, pursuant to the election he made upon joining the Board.  This expense was recognized in fiscal year 2009 and therefore is not included in the table above.

Each of the Company's directors received a $30,000 retainer for service on the Board in fiscal year 2008. In addition, for fiscal year 2008, Mr. Abel received a payment of $6,000 for his service as chairman of the Audit Committee and $6,000 for his service as chairman of the Nominating and Governance Committee, and Mr. White received an additional payment of $6,000 for service as Chairman of the Compensation Committee.  As described in footnote 1 to the "Director Compensation in Fiscal Year 2008" table above, each of the directors elected to receive restricted shares in lieu of 100% of their director retainers for fiscal year 2008 pursuant to the Company's Non-Employee Directors Restricted Stock Policy.  The Company also reimburses directors for expenses incurred in connection with attending Board and committee meetings and pays each director $1,500 for each Board and Committee meeting attended.  As of the end of fiscal year 2008, no directors held shares of unvested restricted stock and the only director holding stock options was David Meyer, whose 60,000 options are described in footnote 3 to the “Director Compensation in Fiscal Year 2008” table above.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

To the Company's knowledge, based upon information contained in Schedules 13D and 13G filed with the Securities and Exchange Commission, the following table sets forth beneficial owners of five percent (5%) or more of the common stock of the Company as of May 9, 2009.

Name	Number of Shares		Percent
Ramius Group	1,217,150	(1)	17.4%
Van Den Berg Management	1,086,461	(2)	15.5%
LaFitte Capital Management LP	508,265	(3)	7.3%

(1)
As reported in Amendment No. 14 to Schedule 13D, dated May 1, 2009, and Form 4’s filed on May 5, 2009, and May 8, 2009, by Ramius Enterprise Master Fund Ltd; Starboard Value and Opportunity Fund, LLC; Ramius Merger Arbitrage Master Fund Ltd; Ramius Multi-Strategy Master Fund Ltd; Ramius Value and Opportunity Master Fund Ltd; Ramius Leveraged Multi-Strategy Master Fund Ltd; Ramius Advisors, LLC, who serves as the investment advisor of Ramius Multi-Strategy Master Fund Ltd, Ramius Merger Arbitrage Master Fund Ltd, Ramius Leveraged Multi-Strategy Master Fund Ltd and Ramius Enterprise Master Fund Ltd; RCG Starboard Advisors, LLC, who serves as the investment manager of Ramius Value and Opportunity Master Fund Ltd and the managing member of Starboard Value and Opportunity Fund, LLC; Ramius LLC, who serves as the sole member of RCG Starboard Advisors, LLC and Ramius Advisors, LLC; C4S & Co., L.L.C., who serves as managing member of Ramius LLC; Peter A. Cohen, one of the managing members of C4S & Co., L.L.C.; Morgan B. Stark, one of the managing members of C4S & Co., L.L.C.; Thomas W. Strauss, one of the managing members of C4S & Co., L.L.C.; Jeffrey M. Solomon, one of the managing members of C4S & Co., L.L.C.; Peter A. Feld, a director of the Company and a Managing Director of Ramius LLC; Joseph C. Izganics; John Serino; and Paul G. White (collectively, the “Ramius Group”). Under the rules of the Securities and Exchange Commission, each member of the Ramius Group may be deemed to beneficially own shares of common stock beneficially owned by each of the other members of the Ramius Group.  The address of each member of the Ramius Group is 599 Lexington Avenue, 21st Floor, New York, New York 10022.

As required by the Company's Rights Agreement, as amended, each member of the Ramius Group granted an irrevocable proxy to the Secretary of the Company to vote the common stock of the Company beneficially owned by the Ramius Group that reflects the Ramius Group's pro rata portion of of the 1,864,201 shares held collectively by the Ramius Group and Knightspoint Partners LLC, Knightspoint Capital Management I LLC, Knightspoint Partners I, L.P., Michael Koeneke and David Meyer, that were in excess of 20% of the Company’s common shares outstanding (the “Excess Shares”).  The proxy provides that the Excess Shares will be voted by the Secretary of the Company in the same proportion as the votes of all stockholders of the Company.  As of May 9, 2009, the Ramius Group’s pro rata portion of the Excess Shares was 86.9%.  As a result, the 1,217,150 shares included in the table above exclude 402,347 shares held by the Ramius Group for which the Ramius Group does not have the right to vote.

Information pertaining to the number of shares of common stock that were issuable under the Company's equity compensation plans is included in Part III, Item 12. of the Original Filing.

(2)
As reported in its Amendment 11 to Schedule 13G/A, dated as of December 31, 2008, Van Den Berg Management has beneficial ownership of 1,086,461 shares, shared voting power for 1,084,451 shares and shared dispositive power for 1,084,451 shares.  The address of this stockholder is 805 Las Cimas Parkway, Suite 43C, Austin, Texas 78746.

(3)
As reported on Schedule 13G, dated February 15, 2008, as of January 31, 2008, Lafitte Capital Management LP has shared voting power for 508,265 shares and shared dispositive power for 508,265 shares.  The address of this stockholder is 701 Brazos, Suite 375, Austin, Texas 78701.

Security Ownership of Management

Information is set forth below regarding beneficial ownership of common stock of the Company, as of May 9, 2009, by (i) each person who is a director; (ii) each person listed in the Summary Compensation Table set forth below and (iii) all directors and executive officers.  Except as otherwise noted, each person has sole voting and investment power as to his or her shares.

	Amount of Record	Indirect Shares	Restricted Shares (1)	Profit Sharing Plan (2)	Vested Options (3)	Total	Percent of Shares Outstanding in Proxy

James Abel	11,954	-	7,353	-	-	19,307	*
Renato Cataldo	18,718	-	2,976	514	-	22,208	*
Gary Douglass	14,081	-	-	853	-	14,934	*
Peter Feld (4)	1,336	-	5,252	-	-	6,588	*
Thomas Gallahue	3,573	-	2,451	1,056	15,046	22,126	*
Michael Glazer	6,903	-	5,252	-	-	12,155	*
Dale Heins	2,309	-	2,451	2,059	-	6,819	*
Michael Koeneke (5)	6,989	102,321	5,252	-	-	114,562	1.6%
David Meyer (5)	117,242	102,321	12,900	-	-	232,463	3.3%
Keith Laakko	2,556	-	3,157	425	-	6,138	*
Jane Nelson	3,767	-	2,101	2,400	-	8,268	*
Turner White	7,357	-	6,303	-	-	13,660	*

Directors and Executive Officers as a group (15 persons)	206,808	102,321	59,650	9,519	15,046	393,344	5.6%

*Less than one percent.

(1)
For directors, this includes restricted shares awarded in lieu of cash compensation for the 2009 Board retainer and committee chair retainers made on February 25, 2009, and March 3, 2009, and includes an award of 8,296 shares to Mr. Meyer for his performance as Chairman of the Board in 2008 made on April 27, 2009.  For executive officers, these restricted shares were awarded in fiscal year 2009 as part of fiscal year 2008 incentive compensation.

(2)	Shares are held under the CPI Corp. Employees’ Profit Sharing Plan and Trust. The executives do not have voting power with respect to these shares.

(3)	Includes shares, which such persons have the right to acquire upon the exercise of employee stock options within 60 days after May 9, 2009.

(4)
The shares listed in the table above for Mr. Feld exclude the 1,612,909 shares held by members of the Ramius Group other than Mr. Feld, of which 400,710 shares are voted by the Secretary of the Company pursuant to an irrevocable proxy in connection with the Company’s Rights Agreement.  Peter Feld is a Managing Director of the Ramius Group; see the “Security Ownership of Certain Beneficial Owners” table set forth above for information on the Ramius Group.  As such, Mr. Feld may be deemed to beneficially own shares of common stock beneficially owned by each of the other members of the Ramius Group.  Mr. Feld disclaims ownership of all such shares.  Mr. Feld’s amount of record shares and restricted shares in the table above include 332 and 1,305 shares, respectively, which are voted by the Secretary of the Company pursuant to an irrevocable proxy in connection with the Company’s Rights Agreement.

(5)
Mr. Koeneke’s amount of record shares and restricted shares in the table above include 1,736 and 1,305 shares, respectively, which are voted by the Secretary of the Company pursuant to an irrevocable proxy in connection with the Company’s Rights Agreement as discussed in footnote 1 under the “Security Ownership of Certain Beneficial Owners” table set forth above.  Mr. Meyer’s amount of record shares and restricted shares in the table above include 29,128 and 3,205 shares, respectively, which are voted by the Secretary of the Company pursuant to an irrevocable proxy in connection with the Company’s Rights Agreement.  Messrs. Koeneke’s and Meyer’s indirect shares include 102,321 shares of common stock owned by Knightspoint Partners I, L.P.  Michael Koeneke and David Meyer are Managing Members of the sole member of the general partner of Knightspoint Partners I, L.P. and have shared voting and dispositive power with respect to the 102,321 shares of common stock owned by Knightspoint Partners I, L.P.  The 102,321 shares of common stock owned by Knightspoint Partners I, L.P. include 25,421 shares that are voted by the Secretary of the Company pursuant to an irrevocable proxy in connection with the Company’s Rights Agreement.  Messrs. Koeneke and Meyer disclaim beneficial ownership of the shares held by Knightspoint Partners I, L.P., except to the extent of their respective pecuniary interest therein.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The Company’s practice has been to refer any proposed related person transaction to the Company’s Audit and Finance Committee for consideration and approval. The Company’s Code of Ethics, which sets forth standards applicable to all directors, officers and senior management of the Company, prohibits the giving or accepting of personal benefits that could result in a conflict of interest. Any waiver of this Code for a director or an officer may only be granted by the Board of Directors.  The Company may in the future adopt a separate related person transactions policy.

Director Independence

In accordance with New York Stock Exchange rules, the Board affirmatively determines the independence of each Director and nominee for election as a Director in accordance with all elements of independence set forth in the New York Stock Exchange listing standards. The Board of Directors has determined that throughout fiscal year 2008 each of James Abel, Peter Feld, Michael Glazer, Michael Koeneke, David Meyer and Turner White were “independent” under the NYSE corporate governance rules, a “non-employee director” within the meaning of Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended, and an “outside director” for purposes of Section 162(m) of the Internal Revenue Code.

Item 14.    Principal Accounting Fees and Services

Fees Paid to Independent Registered Public Accounting Firm

Set forth below is a summary of fees for professional services by our independent registered public accounting firm, KPMG LLP (“KPMG”), in fiscal years 2008 and 2007.

	Fiscal 2008	Fiscal 2007

Audit Fees	$929,293	$705,655
Audit-Related Fees	38,700	-
Tax Fees	-	-
All Other Fees	-	-

Total	$967,993	$705,655

Audit Fees

In fiscal years 2008 and 2007, the Company was billed approximately $929,293 and $705,655, respectively, for KPMG's audit of the Company’s annual financial statements and review of financial statements included in the Company’s interim reports on Form 10-Q.  The Company expects to receive additional bills in connection with the 2008 annual audit in connection with financial reporting.

Audit-Related Fees

In fiscal year 2008, the Company was billed $38,700 for audit-related services provided by KPMG.  Such services include work related to the purchase of the assets of Portrait Corporation of America and assistance with a response to a comment letter from the Securities and Exchange Commission.  No audit-related services were billed by KPMG in fiscal year 2007.

Tax Fees

No tax services were provided by KPMG during fiscal year 2008 or 2007.

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

PART IV.

Item 15.    Exhibits and Financial Statement Schedules

          Signatures

(a)	Exhibit Index

EXHIBIT
NUMBER	DESCRIPTION

(3.1)	Articles of Incorporation of the Company, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 1989 on Form 10-K, Exhibit 3.1, filed April 30, 1990.

(3.2)	Amended and Restated By-laws of the Company, effective November 24, 2008, and incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 3.1, filed December 1, 2008.

(4.1)	Form of Rights Agreement, dated as of March 13, 2000, between CPI Corp. and Harris Trust and
Savings Bank, incorporated by reference to CPI Corp.'s Form 8-A, Exhibit 4.5, dated March 14, 2000.

(4.2)	First Amendment to Form of Rights Agreement, dated September 5, 2007, by and between
CPI Corp. and Computershare Trust Company, N.A., incorporated by reference to CPI Corp.'s
Form 8-K, Exhibit 4.1, filed September 6, 2007.

(4.3)	Second Amendment to Form of Rights Agreement, dated December 21, 2007, by and between
CPI Corp. and Computershare Trust Company, N.A., incorporated by reference to CPI Corp.'s
Form 8-K, Exhibit 4.1, filed December 21, 2007.

(10.1)	License Agreement Sears, Roebuck De Puerto Rico, Inc. dated January 1, 1999, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 1998 on Form 10-K, Exhibit 10.30, filed May 5, 1999.

(10.2)	Development and License Agreement dated January 31, 2001 between Sears, Roebuck & Co. and
Consumer Programs, Incorporated, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2000 on Form 10-K, Exhibit 10.15, filed May 30, 2001.

(10.3)	Third Amendment dated June 5, 2002, to Sears License Agreement, incorporated by reference to
CPI Corp.'s Form 10-Q, Exhibit 10.51, filed June 7, 2002.

(10.4)	Sixth Amendment dated November 20, 2002, to Sears License Agreement, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.54, filed December 11, 2002.

(10.5)	Third Amendment to Sears License Agreement (Off Mall) dated November 20, 2002, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.55, filed December 11, 2002.

(10.6)	Fourth Amendment to Sears License Agreement (Off Mall) dated November 20, 2002, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.56, filed December 11, 2002.

(10.7)	Fifth Amendment to Sears License Agreement (Off Mall) dated November 20, 2002, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.57, filed December 11, 2002.

(10.8)	Sears License Agreement dated January 1, 2003, by and between Sears, Canada, Inc., Sears Roebuck & Co.
and CPI Corp. incorporated, by reference to CPI Corp.'s Annual Report for fiscal year 2002 on Form 10-K, Exhibit 10.64, filed May 16, 2003.

(10.9)	Seventh Amendment dated August 11, 2003, to Sears License Agreement, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.69, filed August 27, 2003.

(10.10)	Eighth Amendment dated September 1, 2003, to Sears License Agreement, incorporated by reference to
CPI Corp.'s Form 10-Q, Exhibit 10.70, filed December 18, 2003.

(10.11)	Fourth Amendment dated June 5, 2002, to License Agreement by and between Sears, Roebuck and Co.
and CPI Corp., incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2003 on Form 10-K, Exhibit 10.74, filed April 22, 2004.

(10.12)	Sixth Amendment dated April 29, 2004, to License Agreement (Off Mall) by and between Sears,
Roebuck and Co. and CPI Corp., incorporated by reference to CPI Corp.'s Form 10-Q,
Exhibit 10.83, filed June 10, 2004.

EXHIBIT INDEX (...continued)
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
incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2008 on Form 10-K,
Exhibit 10.22, filed April 23, 2009.

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

EXHIBIT INDEX (...continued)
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
Incentive Plan effective as of August 14, 2008, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2008 on Form 10-K, Exhibit 10.31, filed April 23, 2009.

(10.32)*	CPI Corp. Non-Employee Directors Restricted Stock Policy (Restricted Stock Election),
adopted by the Company April 14, 2005, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2004 on Form 10-K, Exhibit 10.92, filed April 21, 2005.

(10.33)*	CPI Corp. Non-Employee Directors Restricted Stock Policy (Restricted Stock Election),
effective August 14, 2008, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2008 on Form 10-K, Exhibit 10.33, filed April 23, 2009.

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

EXHIBIT INDEX (...continued)

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
parties thereto and Bank of America, N.A., as succecssor to LaSalle Bank National Association,
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
Wal-Mart Stores, Inc., Wal-Mart Louisiana, LLC, Wal-Mart Stores Texas, LP and
Portrait Corporation of America, Inc., effective June 8, 2007, incorporated herein by reference to CPI Corp.'s Form 10-Q, Exhibit 10.61, filed December 20, 2007.

EXHIBIT INDEX (...continued)

EXHIBIT
NUMBER	DESCRIPTION

(10.51)	License Agreement dated December 22, 2008, by and between CPI Corp., Consumer Programs Incorporated, a subsidiary of the Company, and Sears, Roebuck and Co. (confidential treatment requested for portions of this document), incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 10.1, filed December 24, 2008.

(10.52)	Letter Agreement dated December 22, 2008, by and between CPI Corp., Consumer Programs Incorporated, a subsidiary of the Company, and Sears, Roebuck and Co., incorporated by reference to CPI Corp.'s
Form 8-K, Exhibit 10.2, filed December 24, 2008.

(10.53)*	Employment Agreement by and between CPI Corp. and Dale Heins, dated April 23, 2008, incorporated herein by reference to CPI Corp.'s Form 8-K, Exhibit 10.62, filed April 24, 2008.

(10.54)*	Employment Agreement by and between CPI Corp. and Jim Mills, dated September 2, 2008, incorporated herein by reference to CPI Corp.'s Form 10-Q, Exhibit 10.65, filed
December 20, 2007.

(10.55)*	Chairman's Agreement by and between CPI Corp. and David Meyer, dated September 22, 2008, incorporated herein by reference to CPI Corp.'s Form 10-Q, Exhibit 10.65, filed December 20, 2007.

(10.56)*	Settlement and Release Agreement by and between Consumer Programs Incorporated and
Jane E. Nelson entered into as of December 31, 2008, incorporated herein by reference to CPI Corp.'s Form 8-K, Exhibit 10.67, filed January 7, 2009.

(10.57)*	Release and Settlement Agreement by and between Consumer Programs Incorporated and
Gary W. Douglass entered into as of December 31, 2008, incorporated herein by reference to
CPI Corp.'s Form 8-K, Exhibit 10.68, filed January 7, 2009.

(11.1) ˆ	Computation of (Loss) Income Per Share - Diluted

(11.2) ˆ	Computation of (Loss) Income Per Share - Basic

(21.0) ˆ	Subsidiaries of the Registrant

(23.0) ˆ	Independent Registered Public Accounting Firm's Consent

(31.1)	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934
by the President and Chief Executive Officer

(31.2)	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934
by the Executive Vice President, Finance and Chief Financial Officer

(32.0)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer and the
Executive Vice President, Finance and Chief Financial Officer

*	Management contract or compensatory plan available to employees, officers or directors.

ˆ	Previously filed.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th  day of June 2009.

CPI CORP.

By:	/s/Dale Heins
Dale Heins
Senior Vice President, Finance,
Chief Financial Officer and Treasurer

Date: June 8, 2009