Form 10-Q
period 2009-05-02
CPI CORP
filed 2009-06-11
CIK 25354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2009                                                                                or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      ☐Yes    ☒ No

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

As of June 9, 2009, 7,005,301 shares of the registrant’s common stock were outstanding.

CPI CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
12 WEEKS ENDED MAY 2, 2009

PART I.	FINANCIAL INFORMATION		Page

	Item 1.	Financial Statements:

		Interim Consolidated Balance Sheets
		May 2, 2009 (Unaudited) and February 7, 2009	1

		Interim Consolidated Statements of Operations (Unaudited)
		12 Weeks Ended May 2, 2009 and April 26, 2008	3

		Interim Consolidated Statement of Changes in Stockholders'
		Equity (Unaudited) 12 Weeks Ended May 2, 2009	4

		Interim Consolidated Statements of Cash Flows (Unaudited)
		12 Weeks Ended May 2, 2009 and April 26, 2008	5

		Notes to Interim Consolidated Financial Statements (Unaudited)	7

	Item 2.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations	17

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

	Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

	Item 6.	Exhibits	25

SIGNATURES			26

EXHIBIT INDEX			27

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CPI CORP.
Interim Consolidated Balance Sheets - Assets

in thousands	May 2, 2009	February 7, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,839	$23,665
Accounts receivable:
Trade	7,436	6,050
Other	789	923
Inventories	8,307	8,489
Prepaid expenses and other current assets	8,047	5,800
Refundable income taxes	512	357
Deferred tax assets	9,823	9,581
Assets held for sale	6,852	6,615

Total current assets	68,605	61,480

Property and equipment:
Land	3,114	3,249
Buildings and building improvements	28,744	32,377
Leasehold improvements	4,472	4,406
Photographic, sales and manufacturing equipment	177,234	178,732
Total	213,564	218,764
Less accumulated depreciation and amortization	167,538	167,877
Property and equipment, net	46,026	50,887
Goodwill	21,518	21,459
Intangible assets, net	39,856	40,206
Deferred tax assets	6,873	8,359
Other assets	7,882	8,202

TOTAL ASSETS	$190,760	$190,593

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Balance Sheets – Liabilities and Stockholders’ Equity

in thousands, except share and per share data	May 2, 2009	February 7, 2009
	(Unaudited)
LIABILITIES
Current liabilities:
Current maturities of long-term debt	$10,000	$1,150
Accounts payable	8,125	6,816
Accrued employment costs	11,168	10,146
Customer deposit liability	16,663	12,503
Sales taxes payable	2,028	5,284
Accrued advertising expenses	1,698	978
Accrued expenses and other liabilities	14,745	18,133

Total current liabilities	64,427	55,010

Long-term debt, less current maturities	92,428	102,316
Accrued pension plan obligations	10,122	10,591
Other liabilities	20,421	21,841

Total liabilities	187,398	189,758

CONTINGENCIES (see Note 13)

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized; no shares outstanding	-	-
Preferred stock, Series A, no par value, 200,000 shares authorized; no shares outstanding	-	-
Common stock, $0.40 par value, 50,000,000 shares authorized; 9,176,288 and 17,089,788
shares outstanding at May 2, 2009 and February 7, 2009, respectively	3,671	6,836
Additional paid-in capital	27,960	55,413
Retained earnings	33,424	183,704
Accumulated other comprehensive loss	(12,561)	(13,114)
	52,494	232,839
Treasury stock - at cost, 2,175,591 and 10,270,319 at May 2, 2009 and
February 7, 2009, respectively	(49,132)	(232,004)

Total stockholders' equity	3,362	835

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$190,760	$190,593

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Statements of Operations
(Unaudited)

in thousands, except share and per share data	12 Weeks Ended
	May 2, 2009	April 26, 2008

Net sales	$93,467	$103,367

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	6,959	10,533
Selling, general and administrative expenses	75,153	82,820
Depreciation and amortization	6,039	7,494
Other charges and impairments	420	1,518
	88,571	102,365

Income from operations	4,896	1,002

Interest expense	1,491	1,521
Interest income	122	362
Other income, net	9	6

Income (loss) before income tax provision (benefit)	3,536	(151)
Income tax provision (benefit)	1,207	(59)

Net income (loss) from continuing operations	2,329	(92)
Net loss from discontinued operations	-	(164)

NET INCOME (LOSS)	$2,329	$(256)

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share from continuing operations - diluted	$0.34	$(0.01)
Net loss per share from discontinued operations - diluted	-	(0.03)
Net income (loss) per share - diluted	$0.34	$(0.04)

Net income (loss) per share from continuing operations - basic	$0.34	$(0.01)
Net loss per share from discontinued operations - basic	-	(0.03)
Net income (loss) per share - basic	$0.34	$(0.04)

Weighted average number of common and common equivalent
shares outstanding - diluted	6,948,799	6,452,035

Weighted average number of common and common equivalent
shares outstanding - basic	6,948,799	6,452,035

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

Twelve weeks ended May 2, 2009

in thousands, except share and per share data				Accumulated
		Additional		other	Treasury
	Common	paid-in	Retained	comprehensive	stock,
	stock	capital	earnings	loss	at cost	Total

Balance at February 7, 2009	$6,836	$55,413	$183,704	$(13,114)	$(232,004)	$835

Net income	-	-	2,329	-	-	2,329
Total other comprehensive income	-	-	-	553	-	553

Total comprehensive income						2,882
Surrender of employee shares to satisfy personal tax
liabilities upon vesting of formerly restricted
shares (4,271 shares)	-	-	-	-	(30)	(30)
Retirement of treasury stock (8,000,000 shares, at average cost)	(3,200)	(25,940)	(151,526)	-	180,666	-
Issuance of common stock and restricted stock awards
(86,500 shares)	35	(1,671)	-	-	2,236	600
Stock-based compensation recognized	-	158	-	-	-	158
Dividends ($0.16 per common share)	-	-	(1,083)	-	-	(1,083)

Balance at May 2, 2009	$3,671	$27,960	$33,424	$(12,561)	$(49,132)	$3,362

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Statements of Cash Flows
(Unaudited)

in thousands	12 Weeks Ended
	May 2, 2009	April 26, 2008
Reconciliation of net income (loss) to cash flows provided by (used in) operating activities:

Net income (loss)	$2,329	$(256)

Adjustments for items not requiring (providing) cash:
Depreciation and amortization	6,039	7,494
Loss from discontinued operations	-	164
Stock-based compensation expense	158	72
(Gain) loss on disposition of property and equipment	(157)	166
Deferred income tax provision	1,375	(329)
Pension, supplemental retirement plan and profit sharing expense	186	758
Other	193	154

Increase (decrease) in cash flow from operating assets and liabilities:
Accounts receivable	(1,223)	1,952
Inventories	222	1,354
Prepaid expenses and other current assets	(1,794)	(1,132)
Accounts payable	1,316	(3,581)
Contribution to pension plan	(516)	(464)
Accrued expenses and other liabilities	(4,955)	(7,226)
Income taxes payable	(154)	(362)
Deferred revenues and related costs	3,627	(731)
Other	(658)	(881)

Cash flows provided by (used in) continuing operations	5,988	(2,848)

Cash flows used in discontinued operations	-	(146)

Cash flows provided by (used in) operating activities	5,988	(2,994)

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Statements of Cash Flows (continued)
(Unaudited)

in thousands	12 Weeks Ended
	May 2, 2009	April 26, 2008

Cash flows provided by (used in) operating activities	5,988	(2,994)

Cash flows used in financing activities:
Repayment of long-term debt	(288)	(288)
Payment of debt issuance costs	(943)	-
Cash dividends	(1,083)	(1,026)
Other	(32)	(175)
Cash flows used in financing activities	(2,346)	(1,489)

Cash flows (used in) provided by investing activities:
Additions to property and equipment	(907)	(11,299)
Proceeds from sale of property and equipment	335	-
Other	50	(1)
Cash flows used in investing activities	(522)	(11,300)

Effect of exchange rate changes on cash and cash equivalents	54	(62)

Net increase (decrease) in cash and cash equivalents	3,174	(15,845)

Cash and cash equivalents at beginning of period	23,665	59,177

Cash and cash equivalents at end of period	$26,839	$43,332

Supplemental cash flow information:
Interest paid	$1,461	$1,846

Income taxes (received) paid, net	$(57)	$471

Supplemental non-cash financing activities:
Issuance of treasury stock under the Employee Profit Sharing Plan	$594	$521

Issuance of restricted stock and stock options to employees and directors	$714	$424

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

NOTE 1 -	DESCRIPTION OF BUSINESS AND INTERIM CONSOLIDATED FINANCIAL STATEMENTS
CPI Corp. (the “Company”) operates 3,013 professional portrait studios as of May 2, 2009, throughout the U. S., Canada, Mexico and Puerto Rico, principally under license agreements with Sears, Roebuck and Co. ("Sears") and lease and license agreements with Wal-Mart Stores, Inc. (“Wal-Mart”).  The Company also operates searsphotos.com, a vehicle for the Company’s customers to archive, share portraits via email and order additional portraits and products, and plans to launch a similar website for PictureMe Portrait Studio® in 2009.

The Interim Consolidated Balance Sheet as of May 2, 2009, the related Interim Consolidated Statements of Operations for the 12 weeks ended May 2, 2009, and April 26, 2008, the Interim Consolidated Statement of Changes in Stockholders’ Equity for the 12 weeks ended May 2, 2009, and the Interim Consolidated Statements of Cash Flows for the 12 weeks ended May 2, 2009, and April 26, 2008, are unaudited.  The interim consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the CPI Corp. 2008 Annual Report on Form 10-K for its fiscal year ended February 7, 2009.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include, but are not limited to, workers’ compensation and general liability insurance reserves; employee health self-insurance reserves; depreciation; recoverability of long-lived assets; reviewing values for identifiable intangible assets; establishing restructuring reserves; defined benefit retirement plan assumptions; income tax and other reserves.  Actual results could differ from those estimates.

Certain reclassifications have been made to the 2008 financial statements to conform with the current year presentation, including the reclassification from additional paid in capital to retained earnings, at February 7, 2009, of a $26.9 million adjustment deriving from the retirement of treasury stock in fiscal year 2006.

NOTE 2 -	ADOPTION OF NEW ACCOUNTING STANDARDS

In April 2009, the Financial Accounting Standards Board (“FASB”) issued three related Staff Positions (FSP) intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities:  (i) FSP Statement of Financial Accounting Standards (“SFAS”) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP SFAS No. 157-4”), (ii) FSP SFAS No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP SFAS No. 107-1 and APB No. 28-1”) and (iii) FSP SFAS No. 115-2 and FSP SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS No. 115-2 and FSP SFAS No. 124-2”).

FSP SFAS No. 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  FSP SFAS No. 157-4 relates to determining fair values when the volume and level of activity for an asset or liability have significantly decreased.  This position reaffirms SFAS No. 157, stating the objective of fair value measurement is to reflect the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (as opposed to a distressed or forced transaction) between market participants at the date of the financial statements under current market conditions.

FSP SFAS No. 107-1 and APB No. 28-1 relate to fair value disclosure for any financial instrument not currently reflected on the balance sheet at fair value.  Prior to this position, fair values for such assets and liabilities were only disclosed annually.  This position requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

FSP SFAS No. 115-2 and FSP SFAS No. 124-2 related to other-than-temporary impairments is intended to bring greater consistency to the timing of impairment recognition and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold.  The measure of impairment in comprehensive income remains fair value.  This position also requires increased and timelier disclosures sought by investors regarding expected cash flows, credit losses and an aging of securities with unrealized losses.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

These positions are effective for interim and fiscal years ending after June 15, 2009.  The Company is currently evaluating the impact of adoption of these standards.

In December 2008, the FASB issued FSP SFAS No. 132R-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets,” (“FSP SFAS No. 132R-1”), an amendment of SFAS No. 132 (revised 2003), “Employers’ Disclosure about Pensions and Other Postretirement Benefits,” (“SFAS No. 132R”).  FSP SFAS No. 132R-1 requires more detailed disclosures regarding defined benefit pension plan assets including investment policies and strategies, major categories of plan assets, valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets.  This position is effective for fiscal years ending after December 15, 2009.  Upon initial application, the provisions of this position are not required for earlier periods that are presented for comparative purposes.  The Company is currently evaluating the disclosure requirements of this new position.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF No. 03-6-1”).  FSP EITF No. 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and shall be included in the computation of Earnings per Share pursuant to the two-class method under SFAS No. 128, “Earnings per Share.”  The Company adopted this position on February 8, 2009, and the effect was not material to the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”).  The statement requires enhanced disclosures that expand the disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities.  It will require more robust qualitative disclosures and expanded quantitative disclosures.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of SFAS No. 161 did not have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” (“SFAS No. 141R”).  This statement requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires additional disclosures by the acquirer.  Under this statement, all business combinations will be accounted for by applying the acquisition method.  SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of SFAS No. 141R did not have a material effect on the Company’s financial statements.

NOTE 3 -	FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”).  This statement did not require any new fair value measurements, but rather, it provided enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The changes to current practice resulting from the application of this statement related to the definition of fair value, the methods used to estimate fair value, and the requirement for expanded disclosures about estimates of fair value. This statement became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The effective date for this statement for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, was delayed by one year.  Nonfinancial assets that were impacted by this deferral included goodwill, intangible assets and property and equipment.  The Company adopted the provisions of SFAS No. 157 related to financial assets and financial liabilities on February 3, 2008, and the effect was not material to the Company’s financial statements.  The Company adopted the remaining provisions related to nonfinancial assets and nonfinancial liabilities on February 8, 2009.  The full impact of adoption of these remaining provisions is uncertain as the Company will be performing its annual goodwill impairment test in the second quarter.

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

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

Assets and liabilities recorded at fair value in the Interim Consolidated Balance Sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels, defined by SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

Determining which hierarchical level an asset or liability falls within requires significant judgment.  The Company evaluates its hierarchy disclosures each quarter.  The following table summarizes the financial instruments measured at fair value in the Interim Consolidated Balance Sheet as of May 2, 2009 (in millions):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swap (1)	$-	$3.2	$-	$3.2

(1)
The total fair value of the interest rate swap is included in Other Liabilities as of May 2, 2009.  This financial instrument was valued using the “income approach” valuation technique.  This method used valuation techniques to convert future amounts to a single present amount.  The measurement was based on the value indicated by current market expectations about those future amounts.  The Company uses its interest rate swap as a means of managing interest rates on its outstanding fixed-rate debt obligations.  Accordingly, the fair market value is estimated to approximate the recorded value of this instrument.  The fair value of the interest rate swap at May 2, 2009, and February 7, 2009, was $3.2 million and $3.5 million, respectively.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Current Assets and Current Liabilities

Excluding deferred tax assets, the carrying amounts approximate fair value at May 2, 2009, and February 7, 2009, due to the short maturity of these financial instruments.

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

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

Goodwill and Intangible Assets

The Company uses fair value measurements when it periodically evaluates the recoverability of goodwill and acquired intangible assets.  See further discussion in Note 7 to this Form 10-Q.

Property and Equipment

These assets have been purchased and held over varying timeframes; some are customized for the Company’s own use and resale values for such used items are not readily available.  The Company uses fair value measurements when it periodically evaluates the recoverability of property and equipment.  The recorded value of these instruments is further discussed in Note 1 in the CPI Corp. 2008 Annual Report on Form 10-K for its fiscal year ended February 7, 2009.

NOTE 4 -	DISCONTINUED OPERATIONS

During the fourth quarter of 2008, the Company decided to discontinue its Portrait Gallery and E-Church operations.  This decision was made in order to eliminate the unprofitable operations.  Sales and operating results for these operations included in discontinued operations for the first quarter of fiscal year 2008 are presented in the following table:

in thousands	12 Weeks Ended
April 26, 2008
Discontinued operations:

Net sales	$76

Operating loss	$267
Tax benefit	103

Net loss from discontinued operations	$164

The net loss consists of costs to operate the Portrait Gallery and E-Church operations until they were discontinued in the fourth quarter of 2008, as well as related asset write-offs.

NOTE 5 -	INVENTORIES

Inventories consist of:

in thousands	May 2, 2009	February 7, 2009

Raw materials - film, paper and chemicals	$2,304	$ 2,724
Portraits in process	1,631	1,313
Finished portraits pending delivery	366	261
Frames and accessories	402	426
Studio supplies	2,560	2,495
Equipment repair parts and supplies	623	878
Other	421	392

Total	$8,307	$ 8,489

These balances are net of obsolescence reserves totaling $167,000 and $149,000 at May 2, 2009, and February 7, 2009, respectively.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

NOTE 6 -	ASSETS HELD FOR SALE
In connection with its acquisition of substantially all of the assets of Portrait Corporation of America (“PCA”) and certain of its affiliates and the assumption of certain liabilities of PCA on June 7, 2007, (the “PCA Acquisition”), the Company acquired a manufacturing facility located in Matthews, North Carolina, and a warehouse and excess parcels of land located in Charlotte, North Carolina.  In the third and fourth quarters of 2008, the Company decided to list the warehouse and excess parcels of land, and the manufacturing facility, respectively, for sale, as they were no longer required by the business.  In the first quarter of 2009, the Company also decided to list for sale its production facility located in Thomaston, Connecticut, as the facility is no longer required due to the restructuring and consolidation of the Company’s manufacturing processes.  The Company determined these properties meet the criteria for “held for sale accounting” under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and has presented the respective group of assets separately on the face of the Consolidated Balance Sheet as of May 2, 2009.

At the time an asset qualifies for "held for sale accounting", the asset is evaluated to determine whether or not the carrying value exceeds its fair value less cost to sell.  Any loss as a result of the carrying value being in excess of fair value less cost to sell is recorded in the period the asset meets "held for sale accounting".  Management judgment is required to assess the criteria required to meet "held for sale accounting", and estimate fair value.  As of May 2, 2009, the carrying values of the respective assets held for sale did not exceed their fair values less costs to sell.

The major classes of assets included in assets held for sale in the Interim Consolidated Balance Sheet are as follows:

in thousands	May 2, 2009	February 7, 2009

Land	$1,607	$1,473
Buildings and building improvements	5,245	5,142

Assets held for sale	$6,852	$6,615

The Company expects the sales of these assets will be completed within a one year time period from the respective periods that they met the criteria for "held for sale accounting".

NOTE 7 -	GOODWILL AND INTANGIBLE ASSETS
In connection with the PCA Acquisition, the Company recorded goodwill in the excess of the purchase price over the fair value of assets acquired and liabilities assumed in accordance with the SFAS No. 141.  Under SFAS No. 141, goodwill is not amortized and instead is periodically evaluated for impairment.  The goodwill is expected to be fully deductible for tax purposes over 15 years.  The following table summarizes the Company’s goodwill:

thousands	May 2, 2009	February 7, 2009

PCA acquisition	$21,227	$21,227

Goodwill from prior acquisitions	512	512

Translation impact on foreign balances	(221)	(280)
	$21,518	$21,459

The Company accounts for goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires the Company to test goodwill for impairment on an annual basis, and between annual tests whenever events or changes in circumstances indicate the carrying amount may not be recoverable.  SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill.  The first phase is a screen for impairment, which compares the reporting units’ estimated fair value to their carrying values.  If the carrying value exceeds the estimated fair value in the first phase, the second phase is performed in which the Company’s goodwill is written down to its implied fair value, which the Company would determine based upon a number of factors, including operating results, business plans and anticipated future cash flows.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

The Company performs its annual impairment test at the end of its second quarter, or more frequently if circumstances indicate the potential for impairment.  As of May 2, 2009, the end of the Company’s 2009 first quarter, the Company considered possible impairment triggering events, including its market capitalization relative to the carrying value of its net assets, as well as other relevant factors, and concluded that no goodwill impairment was indicated at that date, and therefore, no impairment test was necessary in the first quarter.  The Company will complete its annual impairment test at the end of its second quarter, which ends July 25, 2009.  If the Company were required to write-down its goodwill at that date, the resulting non-cash impairment charge could be significant, which would adversely affect the Company’s financial position and results of operations.

Also, in connection with the PCA Acquisition, the Company acquired intangible assets related to the host agreement with Wal-Mart and the customer list.  These assets were recorded in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  The host agreement with Wal-Mart and the customer list are being amortized over their useful lives of 21.5 years using the straight-line method and 6 years using an accelerated method, respectively.  The following table summarizes the Company’s amortized intangible assets as of May 2, 2009.

in thousands	Balance at		Translation Impact	Net Balance at
	Beginning of Period	Amortization	of Foreign Balances	End of Period

Acquired host agreement	$39,398	$(458)	$195	$39,135
Acquired customer list	808	(91)	4	721
	$40,206	$(549)	$199	$39,856

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

As a result of the challenging economic and consumer retail environment, as of May 2, 2009, the Company considered possible impairment triggering events, including projected cash flow data, as well as other relevant factors, and concluded that no impairment was indicated at that date.  It is possible that future changes in circumstances, assumptions or estimates, including historical and projected cash flow data, utilized by the Company in its evaluation of the recoverability of its intangible assets with definite useful lives, could require the Company to write-down its intangible assets and record a non-cash impairment charge, which could be significant, and would adversely affect the Company’s financial position and results of operations.

NOTE 8 -	OTHER ASSETS AND OTHER LIABILITIES

Included in accrued expenses and other liabilities as of May 2, 2009, and February 7, 2009, is $5.7 million and $8.7 million, respectively, in accrued host commissions and $4.9 million and $4.7 million, respectively, related to accrued worker’s compensation.

Included in both other assets and other liabilities is $6.7 million and $6.9 million as of May 2, 2009, and February 7, 2009, respectively, related to worker’s compensation insurance claims that exceed the deductible of the Company and that will be paid by the insurance carrier.  Since the Company is not released as primary obligor of the liability, it is included in both other assets as a receivable from the insurance company and in other liabilities as an insurance liability.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

NOTE 9 -	BORROWINGS
Effective April 16, 2009, the Company entered into the third amendment (the “Amendment”) to its Credit Agreement to change the interest rate structure and the amortization schedule and to replace preexisting minimum EBITDA and interest coverage covenants with a fixed charge ratio test (as defined, EBITDA minus capital expenditures to fixed charges) and tighten the leverage ratio test (as defined, Funded Debt to EBITDA).  These changes were made to allow for greater flexibility in the event that the economic climate worsens and has an impact on the Company’s earnings.  Further details related to the Amendment are included in the CPI Corp. 2008 Annual Report on Form 10-K.  The Company was in compliance with its financial covenants under its Credit Agreement as of May 2, 2009.

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

The Company incurred $943,000 in fees paid to creditors associated with this Amendment, which is being amortized over the remainder of the life of the loan in addition to fees that are currently being amortized.

As of May 2, 2009, contractual long-term debt maturities in the Credit Agreement are as follows:

in thousands

2010	$10,000
2011	10,000
2012	85,440
$105,440
Unamortized fees and issuance costs	(3,012)
$102,428

In June 2009, the Company determined it will make a voluntary prepayment of an additional $5.0 million of outstanding principal of the debt in the second quarter of 2009.  Such amount is classified as noncurrent in the Consolidated Balance Sheet as of May 2, 2009.

NOTE 10 -	STOCK-BASED COMPENSATION PLANS
At May 2, 2009, the Company had outstanding awards under various stock-based employee compensation plans, which are described more fully in Note 13 of the Notes to the Consolidated Financial Statements in the Company’s 2008 Annual Report on Form 10-K.

On July 17, 2008, the stockholders approved the CPI Corp. Omnibus Incentive Plan (the "Plan").  The Plan replaced the CPI Corp. Stock Option Plan, as amended and restated on December 16, 1997, and the CPI Corp. Restricted Stock Plan, as amended and restated on April 14, 2005 (collectively the "Predecessor Plans") that were previously approved by the Board of Directors, and no further shares will be issued under the Predecessor Plans.  Total shares of common stock available for delivery pursuant to awards under the Plan are 800,000 shares. At May 2, 2009, 473,743 of these shares were available for future grants.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

The Company accounts for stock-based compensation plans in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires companies to recognize the cost of awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

The following table summarizes information about stock options outstanding under the Plan at May 2, 2009.  There was no activity or modifications to stock options under the Plan in the first quarter of fiscal year 2009.

	Options Outstanding and Exercisable
Range of	Number of Shares	Weighted-Averge RemainingContractual	Weighted-Average	Number of Shares	Weighted Average
Exercise Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price
$ 12.21 - 13.58	217,500	7.95	$ 13.04	-	$ -

Total	217,500	7.95	$ 13.04	-	$ -

As of May 2, 2009, there is no intrinsic value (the exercise price less market value) for any outstanding options.

The Company estimates the fair value of its stock options with a market-based performance condition under the Plan using Monte Carlo simulations.  Weighted-average assumptions used in calculating the fair value of these stock options are included in Note 13 in the CPI Corp. 2008 Annual Report on Form 10-K for its fiscal year ended February 7, 2009.

The Company recognized stock-based compensation expense of $45,000, resulting in a deferred tax benefit of $15,000, for the 12 weeks ended May 2, 2009, based on the grant-date fair values of stock options granted and the derived service periods.  As of May 2, 2009, total unrecognized compensation cost related to nonvested stock options granted under the Plan was $541,000.  This unrecognized compensation cost will be recognized over a weighted-average remaining period of 3.4 years.

The Company also has stock options issued and outstanding related to its previous amended and restated nonqualified stock option plan, under which certain officers and key employees could receive options to acquire shares of the Company’s common stock.  As of May 2, 2009, under this previous plan, the Company had 15,046 stock options issued and outstanding, with a weighted average exercise price of $14.30.  There was no activity related to these options during the 12-week period ended May 2, 2009.  The following table summarizes information about stock options outstanding under this previous plan at May 2, 2009:

Options Outstanding and Exercisable
		Weighted-Average
		Remaining Contractual	Weighted-Average
Exercise Price	Shares	Life (Years)	Exercise Price
$ 12.96	10,046	1.47	$ 12.96
17.00	5,000	0.95	17.00

Total	15,046	1.30	$ 14.30

As of May 2, 2009, there is no intrinsic value (the exercise price less market value) for any outstanding options.

Prior to adoption of the new Plan, effective May 29, 2008, the Company had an amended and restated restricted stock plan for which 550,000 shares of common stock had been reserved for issuance to key employees and members of the Board of Directors.  All nonvested stock is valued based on the fair market value of the Company’s common stock on the grant date and the value is recognized as compensation expense over the service period.

On February 18, 2009, the Board of Directors approved a grant of 7,003 shares of nonvested stock to its Chairman of the Board as additional compensation for services rendered.  Shares issued under this grant vested on May 2, 2009.  On April 27, 2009, the Board of Directors approved a grant of 39,386 shares of nonvested stock to certain employees in conjunction with the payment of 2008 performance awards.  On February 25, 2009, March 3, 2009 and April 27, 2009, the Board of Directors approved grants of 24,160, 8,296 and 5,252 shares, respectively, of nonvested stock to its members of the Board of Directors in lieu of certain 2008 and 2009 board retainer fees and certain committee chair fees they receive as directors of the Company.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

Changes in nonvested stock are as follows:

	12 Weeks Ended May 2, 2009
		Weighted-Average
	Shares	Grant-Date Value
Nonvested stock, beginning of period	1,056	$18.95
Granted	84,097	8.49
Vested	(7,003)	6.51
Nonvested stock, end of period	78,150	$8.80

Stock-based compensation expense related
to nonvested stock	$113,000

As of May 2, 2009, total unrecognized compensation cost related to nonvested stock was $630,000.  This unrecognized compensation cost will be recognized over a weighted-average remaining period of 0.8 years.

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

The following table sets forth the components of net periodic benefit cost for the defined benefit plans:

	12 Weeks Ended		12 Weeks Ended
in thousands	Pension Plan		Supplemental Retirement Plan
	May 2, 2009	April 26, 2008	May 2, 2009	April 26, 2008
Components of net periodic benefit costs:
Service cost	$-	$62	$-	$16
Interest cost	713	691	19	49
Expected return on plan assets	(725)	(746)	-	-
Amortization of prior service cost	-	10	-	7
Amortization of net loss (gain)	59	161	(35)	(14)

Net periodic benefit cost	$47	$178	$(16)	$58

The Company contributed $516,000 to its pension plan in the first quarter of 2009 and estimates it will contribute a further $1.0 million for fiscal year 2009. Future contributions to the pension plan will be dependent upon legislation, future changes in discount rates and the earnings performance of plan assets.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)
NOTE 12 -	INCOME TAXES

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  The following information required by FIN 48 is provided:

●
Unrecognized tax benefits were approximately $2.7 million at both May 2, 2009, and February 7, 2009.  If these unrecognized tax benefits were recognized, approximately $2.7 million would impact the effective tax rate.  It is not expected the amount of these unrecognized tax benefits will change in the next 12 months.

●
The Company recognizes interest expense and penalties related to the above-unrecognized tax benefits within income tax expense.  Due to the nature of the unrecognized tax benefits, the Company had $53,000 and $36,000 accrued interest and penalties as of May 2, 2009, and February 7, 2009, respectively.

●
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, many states, Mexican and Canadian jurisdictions.  The Company is no longer subject to U.S. Federal income tax examination for the years prior to 2003.   Ongoing examinations by various state taxing authorities date back to February 1, 2003.

NOTE 13 -	COMMITMENTS AND CONTINGENCIES

Standby Letters of Credit

As of May 2, 2009, the Company had standby letters of credit outstanding in the principal amount of $20.5 million primarily used in conjunction with the Company’s various large deductible insurance programs.

Settlement Commitment

The Company is obligated to remit Sears additional payments as stipulated in the settlement of the previous license agreement.  As such, $1.5 million was due to Sears on April 30, 2009, and paid on May 7, 2009, and an additional $150,000 is due on December 31st in each 6 successive years, commencing December 31, 2009.  These amounts have been accrued in the Interim Consolidated Balance Sheet as of May 2, 2009.

Contingent Lease Obligations

In July 2001, the Company announced the completion of the sale of its Wall Décor segment, Prints Plus, which included the ongoing guarantee of certain operating real estate leases of Prints Plus.  As of May 2, 2009, the maximum future obligation to the Company under its guarantee of remaining leases is approximately $1.0 million before consideration of replacement tenant income.  To recognize the risk associated with these leases based upon the Company’s past experience with renegotiating lease obligations and the management’s evaluation of remaining lease liabilities, the Company has recorded lease obligation reserves totaling approximately $710,000 at May 2, 2009.  Based on the status of remaining leases, the Company believes that the $710,000 reserve is adequate to cover the potential losses to be realized under the Company’s remaining operating lease guarantees.

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

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

The Company is a defendant in a lawsuit entitled Picture Me Press LLC v. Portrait Corporation of America, et al., Case No. 5:08cv32, which was filed in the United States District Court for the Northern District of Ohio on January 4, 2008.  The suit alleges that the Company’s use of the name PictureMe Portrait Studios® infringes on Plaintiff’s trademark for its picture books and seeks damages and injunctive relief.  The Company believes the case is without merit and is vigorously defending itself.  However, intellectual property litigation such as this case is expensive and time consuming, and if the claim were to result in an unfavorable outcome, it could result in significant monetary liability or prevent the Company from operating portions of its business under current trademarks used by the Company.  In addition, an adverse resolution of this claim could require the Company to obtain licenses to use intellectual property rights belonging to third parties, which may be expensive to procure, or possibly to cease using those rights altogether.  Any of these results could have a material adverse effect on the Company’s business, financial position and results of operations.  The Company has denied the claim alleged by the Plaintiff and filed counterclaims against the Plaintiff.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide the reader of the financial statements with a narrative on the Company’s results of operations, financial position and liquidity, significant accounting policies and critical estimates, and the future impact of accounting standards that have been issued but are not yet effective.  Management’s Discussion and Analysis is presented in the following sections: Executive Overview; Results of Operations; Liquidity and Capital Resources; and Accounting Pronouncements and Policies.  The reader should read Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the interim consolidated financial statements and related notes thereto contained elsewhere in this document.

All references to earnings per share relate to diluted earnings per common share unless otherwise noted.

EXECUTIVE OVERVIEW

The Company’s Operations

CPI Corp. is a long-standing leader, based on sittings, number of locations and related revenues, in the professional portrait photography of young children, individuals and families.  From a single studio opened by our predecessor company in 1942, we have grown to 3,013 studios throughout the U.S., Canada, Mexico and Puerto Rico, principally under license agreements with Sears and lease and license agreements with Wal-Mart.  The Company has provided professional portrait photography for Sears’ customers since 1959 and has been the only Sears portrait studio operator since 1986.  CPI is the sole operator of portrait studios in Wal-Mart Stores and Supercenters in the U.S., Canada, Mexico and Puerto Rico.   Management has determined the Company operates as a single reporting segment offering similar products and services in all locations.

As of the end of the first quarter in fiscal years 2009 and 2008, the Company’s studio counts were:

	May 2, 2009	April 26, 2008
Within Sears stores:
United States and Puerto Rico	884	891
Canada	110	112

Within Wal-Mart stores:
United States and Puerto Rico	1,617	1,702
Canada	259	253
Mexico	113	115

Locations not within Sears or Wal-Mart stores	30	32

Total	3,013	3,105

Certain under-performing PMPS studios have been closed since the first quarter of 2008 in order to improve overall financial results.

As of June 10, 2009, all of the Company’s studios, with the exception of 84 Sears Portrait Studios in Canada, are digital.  The Company plans to deliver steadily increasing growth through harvesting opportunities from its digital platform to create diversified revenue streams, driving productivity and profitability gains, leveraging its manufacturing capacity and efficiency and implementing aggressive, targeted marketing campaigns.

RESULTS OF OPERATIONS

A summary of consolidated results of operations and key statistics follows:

in thousands, except per share data	12 Weeks Ended
	May 2, 2009	April 26, 2008

Net sales	$93,467	$103,367

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	6,959	10,533
Selling, general and administrative expenses	75,153	83,038
Depreciation and amortization	6,039	7,494
Other charges and impairments	420	1,300
	88,571	102,365

Income from operations	4,896	1,002

Interest expense	1,491	1,521
Interest income	122	362
Other income, net	9	6

Income (loss) before income tax provision (benefit)	3,536	(151)
Income tax provision (benefit)	1,207	(59)

Net income (loss) from continuing operations	2,329	(92)
Net loss from discontinued operations	-	(164)

NET INCOME (LOSS)	$2,329	$(256)

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share from continuing operations - diluted	$0.34	$(0.01)
Net loss per share from discontinued operations - diluted	-	(0.03)
Net income (loss) per share - diluted	$0.34	$(0.04)

Net income (loss) per share from continuing operations - basic	$0.34	$(0.01)
Net loss per share from discontinued operations - basic	-	(0.03)
Net income (loss) per share - basic	$0.34	$(0.04)

Weighted average number of common and common equivalent
shares outstanding - diluted	6,948,799	6,452,035

Weighted average number of common and common equivalent	6,948,799	6,452,035
shares outstanding - basic

12 weeks ended May 2, 2009 compared to 12 weeks ended April 26, 2008

The Company reported net income of $2.3 million, or $0.34 per diluted share, for the 12-week first quarter ended May 2, 2009, versus a net loss of $256,000, or ($0.04) per diluted share, in the comparable quarter of fiscal 2008.  Revenue deferral associated with the timing of Easter negatively affected net income in the first quarter of fiscal 2009 by approximately $1.6 million, or $0.23 per diluted share.   The Company believes its first quarter fiscal year 2009 results reflect the successful integration and upgrade of the PictureMe Portrait Studio® studios as well as the impact of cost reductions and productivity improvements implemented throughout the organization.

Net sales totaled $93.5 million and $103.4 million in the first quarter of fiscal 2009 and 2008, respectively.

●
Net sales for the first quarter of 2009 decreased $9.9 million, or 9.6%, to $93.5 million from the $103.4 million reported in the first quarter of 2008.  Excluding impacts of revenue deferral associated with the timing of Easter ($3.7 million), foreign exchange translation ($2.8 million), revenue deferral related to positive response to the Company’s loyalty programs ($2.3 million) and store closures ($1.9 million), comparable same-store sales increased $820,000, or 0.8%.

Net sales from the Company’s PictureMe Portrait Studio® brand (“PMPS”), on a comparable same-store basis, excluding revenue deferral adjustments associated with the timing of Easter and the Company's loyalty program, foreign currency translation, store closures and other items, totaling $6.6 million, increased $6.6 million, or 13.7%, in the first quarter of 2009 to $54.7 million from $48.1 million reported in the first quarter of 2008.  PMPS sales performance for the first quarter was the result of an approximate 32.8% increase in average sale per customer sitting, offset in part by an approximate 14.5% decline in the number of sittings.  The Company attributes its increase in average sale per customer sitting primarily to customers’ positive response to the new offerings made possible by the recently completed digital conversion and the implementation of new sales and performance management processes.  The Company believes the sittings decline reflects the difficult economic environment, which has especially pressured customer demand in lower income categories.

Net sales from the Company’s Sears Portrait Studio brand (“SPS”), on a comparable same-store basis, excluding revenue deferral adjustments associated with the timing of Easter and the Company’s loyalty program, foreign currency translation, store closures and other items, totaling $4.1 million, decreased $5.7 million, or 11.0%, to $46.3 million in the first quarter of 2009 from the $52.0 million reported in the first quarter of 2008.  SPS sales performance for the first quarter was the result of declines in the number of sittings and sales per sitting of approximately 9.5% and 1.6%, respectively.  The Company believes the decline in SPS brand sales reflects the difficult economic environment and, especially, the related reduction in same-day, walk-in business.  The decline was mitigated substantially by improved execution of the Company’s customer outreach and loyalty programs.

Costs and expenses were $88.6 million in the first quarter of 2009, compared with $102.4 million in the comparable prior year period.

●
Cost of sales, excluding depreciation and amortization expense, was $7.0 million in the first quarter of 2009 compared with $10.5 million in the comparable prior year period.   The decrease in cost of sales, excluding depreciation and amortization expense, is principally attributable to lower overall manufacturing production levels, improved product mix, increased manufacturing productivity, eliminated film and related shipping costs stemming from the PMPS digital conversion, and decreased overhead costs resulting from the integration of the PMPS operations.

●
Selling, general and administrative (“SG&A”) expenses were $75.2 million for the first quarter of 2009, compared with $82.9 million in the first quarter of 2008.  The decrease in SG&A expenses primarily relates to the elimination of duplicative costs in connection with the PMPS integration; fiscal year 2008 nonrecurring costs associated with the PMPS digital conversion; lower studio employment costs due to scheduling improvements and selected operating hour reductions; reduced employee insurance costs related to changes in plan design and lower enrollment; and favorable foreign exchange rate translation.  These decreases were offset in part by increases in marketing expense due to additional promotional programs for the Easter holiday; higher average hourly studio rates; and increased sales incentives in connection with new studio and field initiatives.

●
Depreciation and amortization decreased to $6.0 million in the first quarter of 2009 from $7.5 million in the first quarter of 2008.  The decrease in depreciation and amortization is primarily attributable to certain assets, acquired in connection with the 2007 acquisition of PCA, becoming fully depreciated subsequent to the prior-year first quarter.  This decrease is offset in part by an increase in depreciation attributable to the equipment purchased for the PMPS digital conversion throughout fiscal year 2008.

●
In the first quarter of 2009 and 2008, the Company recognized $420,000 and $1.5 million, respectively, in other charges and impairments primarily associated with certain PMPS integration charges, including severance and lab closure costs.  The prior-year charges also include certain fees incurred in connection with the settlement of the previous Sears license agreement.

Interest expense was constant at $1.5 million in both the first quarter of 2009 and 2008.  This was the result of a decrease in lower average borrowings and interest rates in relation to the Credit Agreement, offset equally by an increase in the interest rate swap value.

Interest income was $122,000 in the first quarter of 2009 compared to $362,000 in the first quarter of 2008.  This decrease is primarily attributable to lower average invested balances in 2009 as compared to 2008, the result of higher capital spending throughout 2008 related to the digital conversion of PMPS.

Income tax expense from continuing operations was $1.2 million in the first quarter of 2009 compared to a benefit of $59,000 in the first quarter of 2008.  The resulting effective tax rates were 34.1% in 2009 and 38.8% in 2008.  The decrease in the effective tax rate in 2009 is primarily attributable to a projected decrease in anticipated profitability as a result of current economic conditions, a projected increase in job tax credits and a decrease in Canadian tax rates.

Net losses from discontinued operations were $0 and $164,000 in the first quarters of 2009 and 2008, respectively.  During the fourth quarter of 2008, the Company decided to discontinue its Portrait Gallery and E-Church operations in order to eliminate the unprofitable operations.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of the Company’s cash flows for the first quarter of 2009 and 2008:

in thousands	12 Weeks Ended
	May 2, 2009	April 26, 2008
Net cash provided by (used in):
Operating activities (1)	$5,988	$(2,994)
Financing activities	(2,346)	(1,489)
Investing activities	(522)	(11,300)
Effect of exchange rate changes on cash	54	(62)
Net increase (decrease) in cash	$3,174	$(15,845)

(1)	Includes cash flows used in discontinued operations of $0 and $146,000 in the first quarter of 2009 and 2008, respectively.

Net Cash Provided By (Used In) Operating Activities

Net cash provided by operating activities was $6.0 million during the first quarter of 2009 compared to net cash used of $3.0 million in the comparable period of 2008.  Cash flows in the first quarter of 2009 increased from first quarter 2008 levels primarily due to net operating income and the timing of payments related to changes in the various balance sheet accounts totaling approximately $9.0 million and $1.3 million related to a reduction in worker’s compensation premiums and claims paid.  These increases were offset in part by additional cash used related to advertising of approximately $1.3 million for the Easter holiday.

Net Cash Used In Financing Activities

The increase in cash used in financing activities in the first quarter of 2009 is primarily attributable to the payment of $943,000 in fees paid to creditors incurred in connection with the Amendment to the Credit Agreement in the first quarter of 2009.

Effective April 16, 2009, the Company entered into the Amendment to its Credit Agreement to change the interest rate structure and the amortization schedule and to replace preexisting minimum EBITDA and interest coverage covenants with a fixed charge ratio test (as defined, EBITDA minus capital expenditures to fixed charges) and tighten the leverage ratio test (as defined, Funded Debt to EBITDA).  These changes were made to allow for greater flexibility in the event that the economic climate worsens and has an impact on the Company’s earnings.  Further details related to the Amendment are included in the CPI Corp. 2008 Annual Report on Form 10-K for its fiscal year ended February 7, 2009.

The Company incurred $943,000 in fees paid to creditors associated with this Amendment, which is being amortized over the remainder of the life of the loan in addition to fees that are currently being amortized.

At May 2, 2009, the Company had $105.4 million outstanding under its existing Credit Agreement.  The Company was in compliance with all the covenants under its Credit Agreement as of May 2, 2009.

In June 2009, the Company determined it will make a voluntary prepayment of an additional $5.0 million of outstanding principal of the debt in the second quarter of 2009.  Such amount is classified as noncurrent in the Consolidated Balance Sheet as of May 2, 2009.

Net Cash Used In Investing Activities

Net cash used in investing activities was $522,000 during the first quarter of 2009 as compared to $11.3 million during the first quarter of 2008.  This decrease was primarily attributable to a decrease in capital expenditures of $10.4 million in the first quarter of 2009 compared to the prior year comparable period since the digital conversion is now completed.

Off-Balance Sheet Arrangements

Other than standby letters of credit primarily used to support the Company’s various large deductible insurance programs and the ongoing guarantee of certain operating real estate leases of Prints Plus, both of which are more fully discussed in the following Commitments and Contingencies section, the Company has no additional off-balance sheet arrangements.

Commitments and Contingencies

Standby Letters of Credit

As of May 2, 2009, the Company had standby letters of credit outstanding in the principal amount of $20.5 million primarily used in conjunction with the Company’s various large deductible insurance programs.

Settlement Commitment

The Company is obligated to remit Sears additional payments as stipulated in the settlement of the previous license agreement.  As such, $1.5 million was due to Sears on April 30, 2009, and paid on May 7, 2009, and an additional $150,000 is due on December 31st in each 6 successive years, commencing December 31, 2009.  These amounts have been accrued in the Interim Consolidated Balance Sheet as of May 2, 2009.

Contingent Lease Obligations

In July 2001, the Company announced the completion of the sale of its Wall Décor segment, Prints Plus, which included the ongoing guarantee of certain operating real estate leases of Prints Plus.  As of May 2, 2009, the maximum future obligation to the Company under its guarantee of remaining leases is approximately $1.0 million before consideration of replacement tenant income.  To recognize the risk associated with these leases based upon the Company’s past experience with renegotiating lease obligations and the management’s evaluation of remaining lease liabilities, the Company has recorded lease obligation reserves totaling approximately $710,000 at May 2, 2009.  Based on the status of remaining leases, the Company believes that the $710,000 reserve is adequate to cover the potential losses to be realized under the Company’s remaining operating lease guarantees.

Liquidity

Cash flows from operations, cash and cash equivalents and the seasonal borrowing capacity under the revolving portion of the Company’s Credit Agreement, represent expected sources of funds in 2009 to meet the Company’s obligations and commitments, including debt service, annual dividends to shareholders, planned capital expenditures, which are estimated not to exceed $5.0 million for fiscal 2009, and normal operating needs.

ACCOUNTING PRONOUNCEMENTS AND POLICIES

Adoption of New Accounting Standards

In April 2009, the Financial Accounting Standards Board (“FASB”) issued three related Staff Positions (FSP) intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities:  (i) FSP Statement of Financial Accounting Standards (“SFAS”) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP SFAS No. 157-4”), (ii) FSP SFAS No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP SFAS No. 107-1 and APB No. 28-1”) and (iii) FSP SFAS No. 115-2 and FSP SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS No. 115-2 and FSP SFAS No. 124-2”).

FSP SFAS No. 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  FSP SFAS No. 157-4 relates to determining fair values when the volume and level of activity for an asset or liability have significantly decreased.  This position reaffirms SFAS No. 157, stating the objective of fair value measurement is to reflect the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (as opposed to a distressed or forced transaction) between market participants at the date of the financial statements under current market conditions.

FSP SFAS No. 107-1 and APB No. 28-1 relate to fair value disclosure for any financial instrument not currently reflected on the balance sheet at fair value.  Prior to this position, fair values for such assets and liabilities were only disclosed annually.  This position requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

FSP SFAS No. 115-2 and FSP SFAS No. 124-2 related to other-than-temporary impairments is intended to bring greater consistency to the timing of impairment recognition and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold.  The measure of impairment in comprehensive income remains fair value.  This position also requires increased and timelier disclosures sought by investors regarding expected cash flows, credit losses and an aging of securities with unrealized losses.

These positions are effective for interim and fiscal years ending after June 15, 2009.  The Company is currently evaluating the impact of adoption of these standards.

In December 2008, the FASB issued FSP SFAS No. 132R-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets,” (“FSP SFAS No. 132R-1”), an amendment of SFAS No. 132 (revised 2003), “Employers’ Disclosure about Pensions and Other Postretirement Benefits,” (“SFAS No. 132R”).  FSP SFAS No. 132R-1 requires more detailed disclosures regarding defined benefit pension plan assets including investment policies and strategies, major categories of plan assets, valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets.  This position is effective for fiscal years ending after December 15, 2009.  Upon initial application, the provisions of this position are not required for earlier periods that are presented for comparative purposes.  The Company is currently evaluating the disclosure requirements of this new position.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF No. 03-6-1”).  FSP EITF No. 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and shall be included in the computation of Earnings per Share pursuant to the two-class method under SFAS No. 128, “Earnings per Share.”  The Company adopted this position on February 8, 2009, and the effect was not material to the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”).  The statement requires enhanced disclosures that expand the disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities.  It will require more robust qualitative disclosures and expanded quantitative disclosures.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of SFAS No. 161 did not have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” (“SFAS No. 141R”).  This statement requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires additional disclosures by the acquirer.  Under this statement, all business combinations will be accounted for by applying the acquisition method.  SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of SFAS No. 141R did not have a material effect on the Company’s financial statements.

Application of Critical Accounting Policies

The application of certain of the accounting policies utilized by the Company requires significant judgments or a complex estimation process that can affect the results of operations and financial position of the Company, as well as the related footnote disclosures.  The Company bases its estimates on historical experience and other assumptions that it believes are reasonable.  If actual amounts are ultimately different from previous estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known.  The Company’s significant accounting policies are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2008 Annual Report on Form 10-K, and below.

Long-Lived Asset Recoverability

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, primarily property and equipment, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  The SFAS No. 144 impairment test is a two-step process.  If the carrying value of asset exceeds the expected future cash flows (undiscounted and without interest) from the asset, impairment is indicated.  The impairment loss recognized is the excess of the carrying value of the asset over its fair value less cost to sell.  As of May 2, 2009, no impairment was indicated.

Recoverability of Goodwill and Acquired Intangible Assets

The Company accounts for goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires the Company to test goodwill for impairment on an annual basis, and between annual tests whenever events or changes in circumstances indicate the carrying amount may not be recoverable.  SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill.  The first phase is a screen for impairment, which compares the reporting units’, estimated fair value to their carrying values.  If the carrying value exceeds the estimated fair value in the first phase, the second phase is performed in which the Company’s goodwill is written down to its implied fair value, which the Company would determine based upon a number of factors, including operating results, business plans and anticipated future cash flows.

The Company performs its annual impairment test at the end of its second quarter, or more frequently if circumstances indicate the potential for impairment.  As of May 2, 2009, the end of the Company’s 2009 first quarter, the Company considered possible impairment triggering events, including its market capitalization relative to the carrying value of its net assets, as well as other relevant factors, and concluded that no goodwill impairment was indicated at that date, and therefore, no impairment test was necessary in the first quarter.  The Company will complete its annual impairment test at the end of its second quarter, which ends July 25, 2009.  If the Company were required to write-down its goodwill at that date, the resulting non-cash impairment charge could be significant, which would adversely affect the Company’s financial position and results of operations.

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

As a result of the challenging economic and consumer retail environment, as of May 2, 2009, the Company considered possible impairment triggering events, including projected cash flow data, as well as other relevant factors, and concluded that no impairment was indicated at that date.  It is possible that changes in circumstances, assumptions or estimates, including historical and projected cash flow data, utilized by the Company in its evaluation of the recoverability of its intangible assets with definite useful lives, could require the Company to write-down its intangible assets and record a non-cash impairment charge, which could be significant, and would adversely affect the Company’s financial position and results of operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The statements contained in this report, and in particular in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995, and involve risks and uncertainties.  The Company identifies forward-looking statements by using  words such as “preliminary,” “plan,” “expect,” “looking ahead,” “anticipate,” “estimate,” “believe,” “should,” “intend,” and other similar expressions.   Management wishes to caution the reader that these forward-looking statements, such as the Company’s outlook for portrait studios, net income, future cash requirements, cost savings, compliance with debt covenants, valuation allowances, reserves for charges and impairments and capital expenditures, are only predictions or expectations; actual events or results may differ materially as a result of risks facing the Company.  Such risks include, but are not limited to: the Company’s dependence on Sears and Wal-Mart, the approval of the Company’s business practices and operations by Sears and Wal-Mart, the termination, breach, limitation or increase of the Company’s expenses by Sears under the license agreements, or Wal-Mart under the lease and license agreements, customer demand for the Company’s products and services, the economic recession and resulting decrease in consumer spending, compliance with the NYSE listing requirements, manufacturing interruptions, dependence on certain suppliers, competition, dependence on key personnel, fluctuations in operating results, a significant increase in piracy of the Company’s photographs, widespread equipment failure, compliance with debt covenants, high level of indebtedness, implementation of marketing and operating strategies, outcome of litigation and other claims, impact of declines in global equity markets to pension plan, impact of foreign currency translation and other risks as may be described in the Company’s filings with the Securities and Exchange Commission, including its Form 10-K for the year ended February 7, 2009.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” included in the Company’s 2008 Annual Report on Form 10-K that is filed with the Securities and Exchange Commission.  The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates and foreign exchange rates.

At May 2, 2009, all of the Company’s debt obligations have floating interest rates, however, the swap agreement discussed below has effectively fixed the rate on $57.5 million of the debt.  The impact of a 1% change in interest rates affecting the Company’s debt would be minimal and would increase or decrease interest expense by approximately $479,000.

The Company’s net assets, net earnings and cash flows from its Canadian and Mexican operations are based on the U.S. dollar equivalent of such amounts measured in the respective country’s functional currency.  Assets and liabilities are translated to U.S. dollars using the applicable exchange rates as of the end of a reporting period.  Revenues, expenses and cash flows are translated using the average exchange rate during each period.  The Company’s Canadian operations constitute 11.3% of the Company’s total assets and 10.1% of the Company’s total sales as of and for the quarter ended May 2, 2009.  A hypothetical 10% unfavorable change in the Canadian-to-U.S. dollar exchange rate would cause an approximate $155,000 decrease to the Company’s net asset balance and could materially adversely affect its revenues, expenses and cash flows.  The Company’s exposure to changes in foreign exchange rates relative to the Mexican operations is minimal, as Mexican operations constitute only 1.1% of the Company’s total assets and 1.8% of the Company’s total sales as of and for the quarter ended May 2, 2009.

The Company has an interest rate swap to reduce exposure to market risk from changes in interest rates by swapping an unknown variable interest rate for a fixed rate.  This swap agreement has not been designated as a hedge as it has been determined that it does not qualify for hedge accounting treatment.  The principal objective of this contract is to minimize the risks and/or costs associated with the Company’s variable rate debt.  Gains and losses are recognized in the statement of operations as interest expense throughout the interest period.  The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to this financial instrument; however, the counterparty to this agreement is a major financial institution, and the risk of loss due to nonperformance is considered by management to be minimal.  The Company does not hold or issue interest rate swaps for trading purposes.  The following is a summary of the economic terms of the agreement at May 2, 2009:

Notional amount	$ 57,500,000

Fixed rate paid	4.97%

Variable rate received	0.45%

Effective date	September 17, 2007

Expiration date	September 17, 2010

Item 4.	Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

The Company’s management maintains disclosure controls and procedures that are designed to provide reasonable assurances that information required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. These controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating disclosure controls and procedures, we have recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective.  Management is required to apply judgment in evaluating its controls and procedures.

Under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of May 2, 2009.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of May 2, 2009.

b)	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended May 2, 2009, which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 of the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                OTHER INFORMATION

Items 1, 1A, 2, 3, 4 and 5 are inapplicable and have been omitted.

Item 6.	Exhibits

Exhibits:                 An Exhibit index has been filed as part of this Report on Page E-1 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI CORP.
(Registrant)

By:           /s/Dale Heins
________________________________
Dale Heins
Senior Vice President, Finance and
Chief Financial Officer
(Principal Financial Officer)

By:           /s/Rose O'Brien
________________________________
Rose O’Brien
Vice President, Corporate Controller
(Principal Accounting Officer)

Date: June 11, 2009

CPI CORP.
E-1
EXHIBIT INDEX

11.1	Computation of Per Common Share Income (Loss) - Diluted - for the 12 weeks ended May 2, 2009, and April 26, 2008.

11.2	Computation of Per Common Share Income (Loss) - Basic - for the 12 weeks ended May 2, 2009, and April 26, 2008.

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934 by the Chief Executive Officer.

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934 by the Chief Financial Officer.

32.0	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
by the Chief Executive Officer and the Chief Financial Officer.