Form 10-Q
period 2009-07-25
CPI CORP
filed 2009-09-03
CIK 25354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 25, 2009                                                                                or

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      ☐Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,”  “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐     Non-accelerated filer ☐     Accelerated filer ☒     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐Yes    ☒ No

As of September 1, 2009, 7,002,833 shares of the registrant’s common stock were outstanding.

CPI CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
12 and 24 WEEKS ENDED JULY 25, 2009

PART I.	FINANCIAL INFORMATION		Page

	Item 1.	Financial Statements:

		Interim Consolidated Balance Sheets
		July 25, 2009 (Unaudited) and February 7, 2009	1

		Interim Consolidated Statements of Operations (Unaudited)
		12 and 24 weeks Ended July 25, 2009 and July 19, 2008	3

		Interim Consolidated Statement of Changes in Stockholders'
		Equity (Unaudited) 24 weeks Ended July 25, 2009	4

		Interim Consolidated Statements of Cash Flow (Unaudited)
		24 weeks Ended July 25, 2009 and July 19, 2008	5

		Notes to Interim Consolidated Financial Statements (Unaudited)	7

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results
		of Operations	18

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

	Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION

	Item 4.	Submission of Matters to a Vote of Security Holders	27

	Item 6.	Exhibits	27

SIGNATURES			28

EXHIBIT INDEX			29

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CPI CORP.
Interim Consolidated Balance Sheets - Assets

in thousands	July 25, 2009	February 7, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,052	$23,665
Accounts receivable:
Trade	6,400	6,050
Other	2,980	923
Inventories	8,200	8,489
Prepaid expenses and other current assets	7,192	5,800
Refundable income taxes	709	357
Deferred tax assets	8,105	9,581
Assets held for sale	5,820	6,615

Total current assets	54,458	61,480

Property and equipment:
Land	3,031	3,249
Buildings and building improvements	28,751	32,377
Leasehold improvements	4,630	4,406
Photographic, sales and manufacturing equipment	178,485	178,732
Total	214,897	218,764
Less accumulated depreciation and amortization	172,511	167,877
Property and equipment, net	42,386	50,887
Prepaid debt fees	2,776	2,262
Goodwill	21,696	21,459
Intangible assets, net	39,894	40,206
Deferred tax assets	10,895	8,359
Other assets	7,896	8,202

TOTAL ASSETS	$180,001	$192,855

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Balance Sheets – Liabilities and Stockholders’ Equity

in thousands, except share and per share data	July 25, 2009	February 7, 2009
	(Unaudited)
LIABILITIES
Current liabilities:
Current maturities of long-term debt	$10,000	$1,150
Accounts payable	10,403	6,816
Accrued employment costs	10,608	10,146
Customer deposit liability	13,672	12,503
Sales taxes payable	2,581	5,284
Accrued advertising expenses	2,719	978
Accrued expenses and other liabilities	10,643	18,133

Total current liabilities	60,626	55,010

Long-term debt, less current maturities	88,458	104,578
Accrued pension plan obligations	10,058	10,591
Other liabilities	20,064	21,841

Total liabilities	179,206	192,020

CONTINGENCIES (see Note 13)

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized; no shares outstanding	-	-
Preferred stock, Series A, no par value, 200,000 shares authorized; no shares outstanding	-	-
Common stock, $0.40 par value, 50,000,000 shares authorized; 9,175,640 and 17,089,788
shares outstanding at July 25, 2009 and February 7, 2009, respectively	3,670	6,836
Additional paid-in capital	28,304	55,413
Retained earnings	28,874	183,704
Accumulated other comprehensive loss	(10,921)	(13,114)
	49,927	232,839
Treasury stock - at cost, 2,175,591 and 10,270,319 shares at July 25, 2009 and
February 7, 2009, respectively	(49,132)	(232,004)

Total stockholders' equity	795	835

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$180,001	$192,855

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Statements of Operations
(Unaudited)

in thousands, except share and per share data	12 Weeks Ended		24 Weeks Ended
	July 25, 2009	July 19, 2008	July 25, 2009	July 19, 2008

Net sales	$81,377	$89,562	$174,844	$192,930

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	6,682	8,863	13,641	19,627
Selling, general and administrative expenses	70,358	78,118	145,512	160,706
Depreciation and amortization	5,552	5,565	11,591	13,058
Other charges and impairments	2,187	1,334	2,607	2,853
	84,779	93,880	173,351	196,244

(Loss) income from operations	(3,402)	(4,318)	1,493	(3,314)

Interest expense	1,928	1,366	3,418	2,887
Interest income	118	118	240	480
Other income (expense), net	7	(2)	16	3

Loss before income tax benefit	(5,205)	(5,568)	(1,669)	(5,718)
Income tax benefit	(1,776)	(2,156)	(570)	(2,218)

Net loss from continuing operations	(3,429)	(3,412)	(1,099)	(3,500)
Net loss from discontinued operations	-	(189)	-	(357)

NET LOSS	$(3,429)	$(3,601)	$(1,099)	$(3,857)

NET LOSS PER COMMON SHARE

Net loss per share from continuing operations - diluted	$(0.49)	$(0.53)	$(0.16)	$(0.54)
Net loss per share from discontinued operations - diluted	-	(0.03)	-	(0.06)
Net loss per share - diluted	$(0.49)	$(0.56)	$(0.16)	$(0.60)

Net loss per share from continuing operations - basic	$(0.49)	$(0.53)	$(0.16)	$(0.54)
Net loss per share from discontinued operations - basic	-	(0.03)	-	(0.06)
Net loss per share - basic	$(0.49)	$(0.56)	$(0.16)	$(0.60)

Weighted-average number of common and common equivalent
shares outstanding - diluted	7,005,244	6,468,062	6,977,021	6,459,256

Weighted-average number of common and common equivalent
shares outstanding - basic	7,005,244	6,468,062	6,977,021	6,459,256

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

Twenty-four weeks ended July 25, 2009

in thousands, except share and per share data				Accumulated
		Additional		other	Treasury
	Common	paid-in	Retained	comprehensive	stock,
	stock	capital	earnings	loss	at cost	Total

Balance at February 7, 2009	$6,836	$55,413	$183,704	$(13,114)	$(232,004)	$835

Net loss	-	-	(1,099)	-	-	(1,099)
Total other comprehensive income	-	-	-	2,193	-	2,193

Total comprehensive income						1,094
Surrender of employee shares to satisfy personal tax liabilities upon vesting of
formerly restricted shares (4,721)	-	-	-	-	(30)	(30)
Retirement of treasury stock (8,000,000 shares, at average cost)	(3,200)	(25,939)	(151,527)	-	180,666	-
Issuance of common stock and restricted stock awards, net of forfeitures (81,248)	34	(1,660)	-	-	2,236	610
Stock-based compensation recognized	-	490	-	-	-	490
Dividends ($0.32 per common share)	-	-	(2,204)	-	-	(2,204)

Balance at July 25, 2009	$3,670	$28,304	$28,874	$(10,921)	$(49,132)	$795

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Statements of Cash Flows
(Unaudited)

in thousands	24 Weeks Ended
	July 25, 2009	July 19, 2008
Reconciliation of net loss to cash flows provided by (used in) operating activities:

Net loss	$(1,099)	$(3,857)

Adjustments for items not requiring (providing) cash:
Depreciation and amortization	11,591	13,058
Loss from discontinued operations	-	357
Stock-based compensation expense	490	250
Loss on disposition of property and equipment	234	487
Deferred income tax provision	(537)	(2,719)
Pension, supplemental retirement plan and profit sharing expense	403	995
Other	428	305

Increase (decrease) in cash flow from operating assets and liabilities:
Accounts receivable	(2,350)	2,318
Inventories	453	2,772
Prepaid expenses and other current assets	(1,230)	(1,141)
Accounts payable	3,553	(3,959)
Contribution to pension plan	(626)	(928)
Accrued expenses and other liabilities	(8,276)	(8,452)
Income taxes payable	(348)	(692)
Deferred revenues and related costs	814	(2,787)
Other	(1,237)	(638)

Cash flows provided by (used in) continuing operations	2,263	(4,631)

Cash flows used in discontinued operations	-	(319)

Cash flows provided by (used in) operating activities	2,263	(4,950)

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Statements of Cash Flows (continued)
(Unaudited)

in thousands	24 Weeks Ended
	July 25, 2009	July 19, 2008

Cash flows provided by (used in) operating activities	2,263	(4,950)

Cash flows used in financing activities:
Repayment of long-term debt	(7,270)	(8,122)
Payment of debt issuance costs	(943)	-
Cash dividends	(2,204)	(2,060)
Other	(20)	(130)
Cash flows used in financing activities	(10,437)	(10,312)

Cash flows (used in) provided by investing activities:
Additions to property and equipment	(2,234)	(24,990)
Proceeds from sale of property and equipment	1,320	2
Adjustments related to the acquisition of certain net assets of Portrait
Corporation of America, Inc.	-	147
Other	82	53
Cash flows used in investing activities	(832)	(24,788)

Effect of exchange rate changes on cash and cash equivalents	393	150

Net decrease in cash and cash equivalents	(8,613)	(39,900)

Cash and cash equivalents at beginning of period	23,665	59,177

Cash and cash equivalents at end of period	$15,052	$19,277

Supplemental cash flow information:
Interest paid	$3,451	$3,866

Income taxes paid, net	$216	$949

Supplemental non-cash financing activities:
Issuance of treasury stock under the Employee Profit Sharing Plan	$594	$521

Issuance of restricted stock and stock options to employees and directors	$728	$756

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

NOTE 1 -	DESCRIPTION OF BUSINESS AND INTERIM CONSOLIDATED FINANCIAL STATEMENTS
CPI Corp. (the “Company”) operates 2,945 professional portrait studios as of July 25, 2009, throughout the U. S., Canada, Mexico and Puerto Rico, principally under license agreements with Sears, Roebuck and Co. ("Sears") and lease and license agreements with Walmart Stores, Inc. (“Walmart”).  The Company also operates searsphotos.com, a vehicle for the Company’s customers to archive, share portraits via email and order additional portraits and products, and plans to launch a similar website for PictureMe Portrait Studio® in the third quarter of 2009.

The Interim Consolidated Balance Sheet as of July 25, 2009, the related Interim Consolidated Statements of Operations for the 12 and 24 weeks ended July 25, 2009, and July 19, 2008, the Interim Consolidated Statement of Changes in Stockholders’ Equity for the 24 weeks ended July 25, 2009, and the Interim Consolidated Statements of Cash Flows for the 24 weeks ended July 25, 2009, and July 19, 2008, are unaudited.  The interim consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the CPI Corp. 2008 Annual Report on Form 10-K for its fiscal year ended February 7, 2009.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include, but are not limited to, workers’ compensation and general liability insurance reserves; employee health self-insurance reserves; depreciation; recoverability of long-lived assets and goodwill; establishing restructuring reserves; defined benefit retirement plan assumptions; income tax and other reserves.  Actual results could differ from those estimates.

Certain reclassifications have been made to the 2008 financial statements to conform with the current year presentation, including the reclassification from additional paid in capital to retained earnings, at February 7, 2009, of a $26.9 million adjustment deriving from the retirement of treasury stock in fiscal year 2006, and the reclassification of approximately $2.3 million of unamortized prepaid debt fees from long-term debt.

NOTE 2 -	ADOPTION OF NEW ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB No. 162” (“SFAS No. 168”).  SFAS No. 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. GAAP.  The Codification did not change U.S. GAAP but reorganizes existing literature and is effective for interim and fiscal years ending after September 15, 2009.  The Company does not expect the adoption of this statement will have a material effect on its financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 is effective for interim and fiscal years ending after June 15, 2009.  The Company performed an evaluation of subsequent events through September 3, 2009, the date which the financial statements were issued, and determined no subsequent events had occurred which would require adjustment to or additional disclosure in its interim consolidated financial statements.

In April 2009, the FASB issued three related Staff Positions (FSP) intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities: (i) FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP SFAS No. 157-4”), (ii) FSP SFAS No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP SFAS No. 107-1 and APB No. 28-1”) and (iii) FSP SFAS No. 115-2 and FSP SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS No. 115-2 and FSP SFAS No. 124-2”).

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

FSP SFAS No. 157-4 provides guidelines for determining fair values when the volume and level of activity for an asset or liability have significantly decreased.  This position reaffirms SFAS No. 157, stating the objective of fair value measurement is to reflect the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (as opposed to a distressed or forced transaction) between market participants at the date of the financial statements under current market conditions.  FSP SFAS No. 107-1 and APB No. 28-1 relate to fair value disclosure for any financial instrument not currently reflected on the balance sheet at fair value and requires qualitative and quantitative disclosure about fair value estimates for such financial instruments on an interim basis.  FSP SFAS No. 115-2 and FSP SFAS No. 124-2 relate to recognition, presentation and disclosure of other-than-temporary impairments of impaired debt securities, of which the Company currently has none.   The Company adopted the applicable requirements of these positions on May 3, 2009, and the effect was not material to the Company’s financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”).  This statement did not require any new fair value measurements, but rather, it provided enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The changes to current practice resulting from the application of this statement related to the definition of fair value, the methods used to estimate fair value, and the requirement for expanded disclosures about estimates of fair value. This statement became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The effective date for this statement for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, was delayed by one year.  Nonfinancial assets that were impacted by this deferral included goodwill, intangible assets and property and equipment.  The Company adopted the provisions of SFAS No. 157 related to financial assets and financial liabilities on February 3, 2008, and the remaining provisions related to nonfinancial assets and nonfinancial liabilities on February 8, 2009, and the effect was not material to the Company’s financial statements.

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

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

Determining which hierarchical level an asset or liability falls within requires significant judgment.  The Company evaluates its hierarchy disclosures each quarter.  The following table summarizes the financial instruments measured at fair value in the Interim Consolidated Balance Sheet as of July 25, 2009 (in millions):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swap (1)	$-	$3.0	$-	$3.0

(1)
The total fair value of the interest rate swap is included in Other Liabilities as of July 25, 2009.  This financial instrument was valued using the “income approach” valuation technique.  This method used valuation techniques to convert future amounts to a single present amount.  The measurement was based on the value indicated by current market expectations about those future amounts.  The Company uses its interest rate swap as a means of managing interest rates on its outstanding fixed-rate debt obligations.  Accordingly, the fair market value is estimated to approximate the recorded value of this instrument.  The fair value of the interest rate swap at July 25, 2009, and February 7, 2009, was $3.0 million and $3.5 million, respectively.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Current Assets and Current Liabilities

Excluding deferred tax assets, the carrying amounts approximate fair value at July 25, 2009, and February 7, 2009, due to the short maturity of these financial instruments.

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

Goodwill and Intangible Assets

The Company uses fair value measurements when it periodically evaluates the recoverability of goodwill, and when it is required to assess the fair value of intangible assets in the event of an indication of impairment.  See further discussion in Note 7 to this Form 10-Q.

Property and Equipment

These assets have been purchased and held over varying timeframes; some are customized for the Company’s own use and resale values for such used items are not readily available.  The Company uses fair value measurements when it is required to estimate the fair value of property and equipment in the event of an indication of impairment.  The recorded value of these assets is further discussed in Note 1 in the CPI Corp. 2008 Annual Report on Form 10-K for its fiscal year ended February 7, 2009.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

NOTE 4 -	DISCONTINUED OPERATIONS

During the fourth quarter of 2008, the Company decided to discontinue its Portrait Gallery and E-Church operations.  This decision was made in order to eliminate the unprofitable operations.  Sales and operating results for these operations included in discontinued operations for the 12 and 24 weeks ended July 19, 2008, are presented in the following table:

in thousands	12 Weeks Ended	24 Weeks Ended
	July 19, 2008	July 19, 2008
Discontinued operations:

Net sales	$68	$144

Operating loss	$303	$571
Tax benefit	114	214

Net loss from discontinued operations	$189	$357

The net loss consists of costs to operate the Portrait Gallery and E-Church operations for the 12 and 24 weeks ended July 19, 2008, as well as related asset write-offs.

NOTE 5 -	INVENTORIES
Inventories consist of:

in thousands	July 25, 2009	February 7, 2009

Raw materials - film, paper and chemicals	$2,212	$2,724
Portraits in process	1,237	1,313
Finished portraits pending delivery	274	261
Frames and accessories	429	426
Studio supplies	3,029	2,495
Equipment repair parts and supplies	593	878
Other	426	392

Total	$8,200	$8,489

These balances are net of obsolescence reserves totaling $204,000 and $149,000 at July 25, 2009, and February 7, 2009, respectively.

NOTE 6 -	ASSETS HELD FOR SALE
In connection with its acquisition of substantially all of the assets of Portrait Corporation of America (“PCA”) and certain of its affiliates and the assumption of certain liabilities of PCA on June 7, 2007, (the “PCA Acquisition”), the Company acquired a manufacturing facility located in Matthews, North Carolina, and a warehouse and excess parcels of land located in Charlotte, North Carolina.  In the third and fourth quarters of 2008, the Company ceased use of the warehouse and excess parcels of land, and the manufacturing facility, respectively, and committed to a plan to sell such assets as they were no longer required by the business.  In the first quarter of 2009, the Company also ceased use of and committed to a plan to sell its production facility located in Thomaston, Connecticut, as the facility is no longer required due to the restructuring and consolidation of the Company’s manufacturing processes.  The Company determined these properties meet the criteria for “held for sale accounting” under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and has presented the respective group of assets separately on the face of the Consolidated Balance Sheet as of July 25, 2009, with the exception of the warehouse in Charlotte, North Carolina, which was sold during the second quarter of 2009.  The sale of the warehouse resulted in net proceeds to the Company of $982,000, which was used to pay down outstanding long-term debt, and resulted in a loss of $123,000 which has been recognized in other charges and impairments in the second quarter of 2009.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

At the time an asset qualifies for “held for sale accounting”, the asset is evaluated to determine whether or not the carrying value exceeds its fair value less cost to sell.  Any loss as a result of the carrying value being in excess of fair value less cost to sell is recorded in the period the asset meets “held for sale accounting”.  Management judgment is required to assess the criteria required to meet “held for sale accounting”, and estimate the expected net amount recoverable upon sale.  As of July 25, 2009, the carrying values of the respective assets held for sale did not exceed their fair values less costs to sell.

The major classes of assets included in assets held for sale in the Interim Consolidated Balance Sheet are as follows:

in thousands	July 25, 2009	February 7, 2009

Land	$1,493	$1,473
Buildings and building improvements	4,327	5,142

Assets held for sale	$5,820	$6,615

The Company expects the sales of these assets will be completed within approximately a one year time period from the respective periods that they met the criteria for “held for sale accounting”.

On July 29, 2009, the Company announced it will close its Brampton, Ontario film production facility by the end of fiscal year 2009.  The Company listed the property for sale on August 18, 2009.  The facility produces film products for the Canadian Sears Portrait Studios and will no longer be required once the digital conversion of the Canadian Sears Portrait Studios is complete, which is expected by the end of the third quarter of 2009.  The facility will continue to be included within property and equipment in the Consolidated Balance Sheet until it meets the applicable criteria for “held for sale accounting”.

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

in thousands	July 25, 2009	February 7, 2009

PCA Acquisition	$21,227	$21,227

Goodwill from prior acquisitions	512	512

Translation impact on foreign balances	(43)	(280)
	$21,696	$21,459

The Company accounts for goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires the Company to test goodwill for impairment on an annual basis, and between annual tests whenever events or changes in circumstances indicate the carrying amount may not be recoverable.  SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill.  The first phase is a screen for impairment, which compares the reporting units’ estimated fair value to their carrying values.  If the carrying value exceeds the estimated fair value in the first phase, the second phase is performed in which the Company’s goodwill is written down to its implied fair value, which the Company would determine based upon a number of factors, including operating results, business plans and anticipated future cash flows.  The Company performs its annual impairment test at the end of its second quarter, or more frequently if circumstances indicate the potential for impairment.  As of July 25, 2009, the end of the Company’s second quarter, the Company completed its annual impairment test and concluded that the estimated fair values of its reporting units exceeded their carrying values, and therefore, no impairment was indicated.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

Also, in connection with the PCA Acquisition, the Company acquired intangible assets related to the host agreement with Walmart and the customer list.  These assets were recorded in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  The host agreement with Walmart and the customer list are being amortized over their useful lives of 21.5 years using the straight-line method and 6 years using an accelerated method, respectively.  The following table summarizes the Company’s amortized intangible assets as of July 25, 2009.

in thousands	Net Balance at Beginning of Period	Amortization	Translation Impact of Foreign Balances	Net Balance at End of Period

Acquired host agreement	$39,398	$(923)	$780	$39,255
Acquired customer list	808	(183)	14	639
	$40,206	$(1,106)	$794	$39,894

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

As a result of the challenging economic and consumer retail environment, as of July 25, 2009, the Company considered possible impairment triggering events, including projected cash flow data, as well as other relevant factors, and concluded that no impairment was indicated at that date.  It is possible that changes in circumstances, assumptions or estimates, including historical and projected cash flow data, utilized by the Company in its evaluation of the recoverability of its intangible assets with definite useful lives, could require the Company to write-down its intangible assets and record a non-cash impairment charge, which could be significant, and would adversely affect the Company’s financial position and results of operations.

NOTE 8 -	OTHER ASSETS AND OTHER LIABILITIES
Included in accrued expenses and other liabilities as of July 25, 2009, and February 7, 2009, is $2.9 million and $8.7 million, respectively, in accrued host commissions and $4.4 million and $4.7 million, respectively, related to accrued worker’s compensation.

Included in both other assets and other liabilities is $6.7 million and $6.9 million as of July 25, 2009, and February 7, 2009, respectively, related to worker’s compensation insurance claims that exceed the deductible of the Company and that will be paid by the insurance carrier.  Since the Company is not released as primary obligor of the liability, it is included in both other assets as a receivable from the insurance company and in other liabilities as an insurance liability.

NOTE 9 -	BORROWINGS
Effective April 16, 2009, the Company entered into the third amendment (the “Amendment”) to its Credit Agreement to change the interest rate structure and the amortization schedule and to replace preexisting minimum EBITDA and interest coverage covenants with a fixed charge ratio test (as defined, EBITDA minus capital expenditures to fixed charges) and tighten the leverage ratio test (as defined, Funded Debt to EBITDA).  These changes were made to allow for greater flexibility in the event that the economic climate worsens and has an impact on the Company’s earnings.  Further details related to the Amendment are included in the CPI Corp. 2008 Annual Report on Form 10-K.  The Company was in compliance with its covenants under its Credit Agreement as of July 25, 2009.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

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

The Company incurred $943,000 in fees paid to creditors associated with this Amendment, which is being amortized over the remainder of the life of the loan in addition to fees that are currently being amortized, the amounts of which are included in prepaid debt fees in the Interim Consolidated Balance Sheet as of July 25, 2009.

In the second quarter of 2009, the Company made a voluntary prepayment of $5.0 million of outstanding principal of the debt.  Additionally, the Company applied proceeds of $982,000 in the second quarter of 2009 from the sale of the Charlotte, North Carolina warehouse to the outstanding principal of the debt in connection with certain mandatory prepayment requirements under its Credit Agreement.  Such amounts have been reduced from long-term debt in the Interim Consolidated Balance Sheet as of July 25, 2009.

NOTE 10 -	STOCK-BASED COMPENSATION PLANS AND STOCKHOLDERS' EQUITY
At July 25, 2009, the Company had outstanding awards under various stock-based employee compensation plans, which are described more fully in Note 13 of the Notes to the Consolidated Financial Statements in the Company’s 2008 Annual Report on Form 10-K.

On July 17, 2008, the stockholders approved the CPI Corp. Omnibus Incentive Plan (the "Plan").  The Plan replaced the CPI Corp. Stock Option Plan, as amended and restated on December 16, 1997, and the CPI Corp. Restricted Stock Plan, as amended and restated on April 14, 2005 (collectively the "Predecessor Plans") that were previously approved by the Board of Directors, and no further shares will be issued under the Predecessor Plans.  Total shares of common stock available for delivery pursuant to awards under the Plan are 800,000 shares. At July 25, 2009, 474,391 of these shares were available for future grants.

The Company accounts for stock-based compensation plans in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires companies to recognize the cost of awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

The following table summarizes information about stock options outstanding under the Plan at July 25, 2009.  There was no activity or modifications to stock options under the Plan in the first half of fiscal year 2009.

	Options Outstanding and Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Shares Exercisable	Weighted-Average Exercise Price
$ 12.21 - 13.58	217,500	7.72	$ 13.04	-	$ -

Total	217,500	7.72	$ 13.04	-	$ -

As of July 25, 2009, the aggregate intrinsic value for the outstanding options (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 25, 2009, is $1.1 million.  This amount changes based on the quoted market price of the Company’s stock.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

The Company estimates the fair value of its stock options with a market-based performance condition under the Plan using Monte Carlo simulations.  Weighted-average assumptions used in calculating the fair value of these stock options are included in Note 13 in the CPI Corp. 2008 Annual Report on Form 10-K for its fiscal year ended February 7, 2009.

The Company recognized stock-based compensation expense of $90,000, resulting in a deferred tax benefit of $31,000 for the 24 weeks ended July 25, 2009, based on the grant-date fair values of stock options granted and the derived service periods.  As of July 25, 2009, total unrecognized compensation cost related to nonvested stock options granted under the Plan was $495,000.  This unrecognized compensation cost will be recognized over a weighted-average remaining period of 3.2 years.

The Company also has stock options issued and outstanding related to its previous amended and restated nonqualified stock option plan, under which certain officers and key employees could receive options to acquire shares of the Company’s common stock.  As of July 25, 2009, under this previous plan, the Company had 15,046 stock options issued and outstanding, with a weighted-average exercise price of $14.30.  There was no activity related to these options during the 24-week period ended July 25, 2009.  The following table summarizes information about stock options outstanding under this previous plan at July 25, 2009:

Options Outstanding and Exercisable
		Weighted-Average
		Remaining Contractual	Weighted-Average
Exercise Price	Shares	Life (Years)	Exercise Price
$12.96	10,046	1.24	$12.96
17.00	5,000	0.72	17.00

Total	15,046	1.07	$14.30

As of July 25, 2009, the aggregate intrinsic value for the outstanding options (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 25, 2009, is $58,000.  This amount changes based on the quoted market price of the Company’s stock.

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

On February 18, 2009, the Board of Directors approved a grant of 7,003 shares of nonvested stock to its Chairman of the Board as additional compensation for services rendered.  Shares issued under this grant vested on May 2, 2009.  On April 27, 2009, the Board of Directors approved a grant of 39,386 shares of nonvested stock to certain employees in conjunction with the payment of 2008 performance awards.  On February 25, 2009, the Board of Directors approved a grant of 24,160 shares of nonvested stock to its members of the Board of Directors in lieu of 2009 board retainer fees and certain committee chair fees they receive as directors of the Company.  On April 27, 2009, the Board of Directors approved a grant of 8,296 shares to its Chairman of the Board.  These shares vested immediately on the grant date.  On May 4, 2009, the Board of Directors approved a grant of 4,604 shares of nonvested stock to its Chairman of the Board pursuant to the Chairman’s Agreement.  Shares issued under this grant vested on July 25, 2009.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

Changes in nonvested stock are as follows:

	24 Weeks Ended July 25, 2009
		Weighted-Average
	Shares	Grant-Date Value
Nonvested stock, beginning of period	1,056	$18.95
Granted	88,701	8.21
Vested	(19,903)	8.95
Forfeited	(5,252)	6.70

Nonvested stock, end of period	64,602	$8.83

Stock-based compensation expense related
to nonvested stock	$399,113

As of July 25, 2009, total unrecognized compensation cost related to nonvested stock was $364,957.  This unrecognized compensation cost will be recognized over a weighted-average remaining period of 0.5 years.

On August 7, 2009, the Company declared a third quarter cash dividend of 16 cents per share which was paid on August 24, 2009, to shareholders of record as of August 17, 2009.
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

The following table sets forth the components of net periodic benefit cost for the defined benefit plans:

in thousands	12 Weeks Ended		12 Weeks Ended
	Pension Plan		Supplemental Retirement Plan
	July 25, 2009	July 19, 2008	July 25, 2009	July 19, 2008
Components of net periodic benefit costs:
Service cost	$-	$62	$-	$16
Interest cost	713	691	19	49
Expected return on plan assets	(725)	(746)	-	-
Amortization of prior service cost	-	10	-	7
Amortization of net loss (gain)	59	161	(35)	(13)

Net periodic benefit cost	$47	$178	$(16)	$59

in thousands	24 Weeks Ended		24 Weeks Ended
	Pension Plan		Supplemental Retirement Plan
	July 25, 2009	July 19, 2008	July 25, 2009	July 19, 2008
Components of net periodic benefit costs:
Service cost	$-	$124	$-	$33
Interest cost	1,427	1,382	39	98
Expected return on plan assets	(1,451)	(1,492)	-	-
Amortization of prior service cost	-	20	-	14
Amortization of net loss (gain)	118	322	(70)	(28)

Net periodic benefit cost	$94	$356	$(31)	$117

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

The Company contributed $626,000 to its pension plan in the first half of 2009 and estimates it will contribute a further $934,000 for fiscal year 2009. Future contributions to the pension plan will be dependent upon legislation, future changes in discount rates and the earnings performance of plan assets.

The Company also maintains a noncontributory pension plan that covers all Sears Portrait Studios Canadian employees meeting certain service requirements.  The plan provides pension benefits based on an employee’s length of service and annual compensation earned.  As of February 28, 2005, the Company amended its plan to implement a freeze of future benefit accruals under the plan, except for those employees with ten or more years of service and who had attained age 50 on that date (the “Grandfathered Members”), who were grandfathered and whose benefits continued to accrue.  On June 10, 2009, the Company amended the plan to implement a freeze of future benefit accruals for the remaining Grandfathered Members, effective July 31, 2009.  The Company does not expect the freeze of future benefit accruals for the remaining Grandfathered Members will have a material effect on its financial statements.

NOTE 12 -	INCOME TAXES

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  The following information required by FIN 48 is provided:

•
Unrecognized tax benefits were approximately $2.7 million at both July 25, 2009, and February 7, 2009.  If these unrecognized tax benefits were recognized, approximately $2.7 million would impact the effective tax rate.  It is not expected the amount of these unrecognized tax benefits will change in the next 12 months.

•
The Company recognizes interest expense and penalties related to the above-unrecognized tax benefits within income tax expense.  Due to the nature of the unrecognized tax benefits, the Company had $66,000 and $36,000 accrued interest and penalties as of July 25, 2009, and February 7, 2009, respectively.

•
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, many states, Mexican and Canadian jurisdictions.  The Company is no longer subject to U.S. Federal income tax examination for the years prior to 2003.   There are currently no ongoing examinations by state taxing authorities.

NOTE 13 -	COMMITMENTS AND CONTINGENCIES

Standby Letters of Credit

As of July 25, 2009, the Company had standby letters of credit outstanding in the principal amount of $20.3 million primarily used in conjunction with the Company’s various large deductible insurance programs.

Settlement Commitment

The Company is obligated to remit Sears additional payments as stipulated in the settlement of the previous license agreement.  As such, $1.5 million was due to Sears on April 30, 2009, and paid on May 7, 2009.  An additional $150,000 is due on December 31st in each 6 successive years, commencing December 31, 2009; these amounts have been accrued at present value in the Interim Consolidated Balance Sheet as of July 25, 2009.

Contingent Lease Obligations

In July 2001, the Company announced the completion of the sale of its Wall Décor segment, Prints Plus, which included the ongoing guarantee of certain operating real estate leases of Prints Plus.  As of July 25, 2009, the maximum future obligation to the Company under its guarantee of remaining leases is approximately $1.0 million before consideration of replacement tenant income.  To recognize the risk associated with these leases based upon the Company’s past experience with renegotiating lease obligations and the management’s evaluation of remaining lease liabilities, the Company has recorded lease obligation reserves totaling approximately $710,000 at July 25, 2009.  Based on the status of remaining leases, the Company believes that the $710,000 reserve is adequate to cover the potential losses to be realized under the Company’s remaining operating lease guarantees.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

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

The Company was a defendant in a lawsuit entitled Picture Me Press LLC v. Portrait Corporation of America, et al., Case No. 5:08cv32, which was filed in the United States District Court for the Northern District of Ohio on January 4, 2008.  The suit alleged that the Company’s use of the name PictureMe Portrait Studios® infringed Plaintiff’s trademark for its picture books and sought damages and injunctive relief.   The parties agreed to full resolution of the claims of the case on August 12, 2009. The case will be dismissed with prejudice no later than September 30, 2009.  The matter has resulted in the Company recording a $536,000 net charge in other charges and impairments in the second quarter of 2009, net of expected (probable) insurance reimbursement of $2.4 million for expenses related to the matter, for which a receivable is recorded as of July 25, 2009.

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

EXECUTIVE OVERVIEW

The Company’s Operations

CPI Corp. is a long-standing leader, based on sittings, number of locations and related revenues, in the professional portrait photography of young children, individuals and families.  From a single studio opened by our predecessor company in 1942, we have grown to 2,945 studios throughout the U.S., Canada, Mexico and Puerto Rico, principally under license agreements with Sears and lease and license agreements with Walmart.  The Company has provided professional portrait photography for Sears’ customers since 1959 and has been the only Sears portrait studio operator since 1986.  CPI is the sole operator of portrait studios in Walmart Stores and Supercenters in the U.S., Canada, Mexico and Puerto Rico.   Management has determined the Company operates as a single reporting segment offering similar products and services in all locations.

As of the end of the second quarter in fiscal years 2009 and 2008, the Company’s studio counts were:

	July 25, 2009	July 19, 2008
Within Sears stores:
United States and Puerto Rico	876	890
Canada	110	110

Within Walmart stores:
United States and Puerto Rico	1,558	1,657
Canada	259	254
Mexico	114	117

Locations not within Sears or Walmart stores	28	33

Total	2,945	3,061

Certain under-performing PMPS studios have been closed since the second quarter of 2008 in order to improve overall financial results.

As of September 1, 2009, all of the Company’s studios, with the exception of 29 Sears Portrait Studios in Canada, are digital.  Effective August 19, 2009, the Company entered into a new six-year license agreement with Sears Canada, pursuant to which the Company will operate professional portrait studios in approximately 110 Sears locations in Canada.  The terms of the agreement provide greater operating flexibility than the previous contract.  As a result of this new agreement, the Company will convert all remaining film studios in Canada to a digital format by the end of the 2009 third quarter.  The Company plans to deliver steadily increasing growth through harvesting opportunities from its digital platform to create diversified revenue streams, driving productivity and profitability gains, leveraging its manufacturing capacity and efficiency and implementing aggressive, targeted marketing campaigns.

RESULTS OF OPERATIONS

A summary of consolidated results of operations and key statistics follows:

in thousands, except share and per share data	12 Weeks Ended		24 Weeks Ended
	July 25, 2009	July 19, 2008	July 25, 2009	July 19, 2008

Net sales	$81,377	$89,562	$174,844	$192,930

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	6,682	8,863	13,641	19,627
Selling, general and administrative expenses	70,358	78,118	145,512	160,706
Depreciation and amortization	5,552	5,565	11,591	13,058
Other charges and impairments	2,187	1,334	2,607	2,853
	84,779	93,880	173,351	196,244

(Loss) income from operations	(3,402)	(4,318)	1,493	(3,314)

Interest expense	1,928	1,366	3,418	2,887
Interest income	118	118	240	480
Other income (expense), net	7	(2)	16	3

Loss before income tax benefit	(5,205)	(5,568)	(1,669)	(5,718)
Income tax benefit	(1,776)	(2,156)	(570)	(2,218)

Net loss from continuing operations	(3,429)	(3,412)	(1,099)	(3,500)
Net loss from discontinued operations	-	(189)	-	(357)

NET LOSS	$(3,429)	$(3,601)	$(1,099)	$(3,857)

NET LOSS PER COMMON SHARE

Net loss per share from continuing operations - diluted	$(0.49)	$(0.53)	$(0.16)	$(0.54)
Net loss per share from discontinued operations - diluted	-	(0.03)	-	(0.06)
Net loss per share - diluted	$(0.49)	$(0.56)	$(0.16)	$(0.60)

Net loss per share from continuing operations - basic	$(0.49)	$(0.53)	$(0.16)	$(0.54)
Net loss per share from discontinued operations - basic	-	(0.03)	-	(0.06)
Net loss per share - basic	$(0.49)	$(0.56)	$(0.16)	$(0.60)

Weighted-average number of common and common equivalent
shares outstanding - diluted	7,005,244	6,468,062	6,977,021	6,459,256

Weighted-average number of common and common equivalent
shares outstanding - basic	7,005,244	6,468,062	6,977,021	6,459,256

12 weeks ended July 25, 2009 compared to 12 weeks ended July 19, 2008

The Company reported a net loss of $3.4 million, or ($0.49) per diluted share, for the fiscal 2009 second quarter ended July 25, 2009, versus a net loss of $3.6 million, or ($0.56) per diluted share, in the comparable quarter of fiscal 2008.  The Company believes its second quarter fiscal year 2009 results reflect the successful integration and upgrade of the PictureMe Portrait Studio® studios as well as the impact of cost reductions and productivity improvements implemented throughout the organization.

Net sales totaled $81.4 million and $89.6 million in the second quarter of fiscal 2009 and 2008, respectively.

•
Net sales for the fiscal 2009 second quarter decreased $8.2 million, or 9.2%, to $81.4 million from the $89.6 million reported in the second quarter of 2008.  Excluding impacts of net revenue recognition change of $3.0 million, foreign currency translation ($1.8 million), revenue deferral related to positive response to the Company’s loyalty programs ($1.5 million), store closures ($1.7 million) and other net adjustments of $300,000, comparable same-store sales decreased $6.5 million, or 7.5%.

Net sales from the Company’s PictureMe Portrait Studio® brand (“PMPS”), on a comparable same-store basis, excluding impacts of net revenue recognition change, foreign currency translation, loyalty program revenue deferral, store closures and other items, totaling ($2.3 million), increased 7.0%, in the second quarter of 2009 to $42.6 million from $39.8 million reported in the second quarter of 2008.  PMPS sales performance for the second quarter was the result of an approximate 24.9% increase in average sale per customer sitting, offset in part by an approximate 14.4% decline in the number of sittings.  The Company attributes its increase in average sale per customer sitting primarily to customers’ positive response to the new offerings made possible by the recently completed digital conversion and the implementation of new sales and performance management processes.  The Company believes the sittings decline reflects the difficult economic environment, which has especially pressured customer demand in lower income categories.

Net sales from the Company’s Sears Portrait Studio brand (“SPS”), on a comparable same-store basis, excluding impacts of net revenue recognition change, foreign currency translation, loyalty program revenue deferral, store closures and other items, totaling $600,000, decreased to $37.3 million, a decrease of 20.0%, from the $46.6 million reported in the second quarter of 2008.  SPS sales performance for the second quarter was the result of declines in the number of sittings and sales per sitting of approximately 19.1% and 1.0%, respectively.  The Company believes the decline in SPS brand sales reflects the difficult economic environment which pressured sittings volumes (particularly in the off-season) and led to an especially pronounced reduction in walk-in business not tied to the Company’s direct marketing programs.  The Company believes declines have been mitigated in part by improving execution of the Company’s customer outreach and loyalty programs.

Costs and expenses were $84.8 million in the second quarter of 2009, down significantly from the $93.9 million recorded in the second quarter of 2008.

•
Cost of sales, excluding depreciation and amortization expense, was $6.7 million in the second quarter of 2009, compared with $8.9 million in the second quarter of 2008.   The decrease is principally attributable to lower overall manufacturing production levels, improved product mix, increased manufacturing productivity, the elimination of film and related shipping costs stemming from the PMPS digital conversion, and decreased overhead costs resulting from the integration of the PMPS operations.

•
Selling, general and administrative (“SG&A”) expenses were $70.3 million for the second quarter of 2009, compared with $78.1 million in the second quarter of 2008.  The decrease in SG&A expenses primarily relates to lower studio employment costs of $3.4 million due to scheduling improvements and selected operating hour reductions; fiscal 2008 nonrecurring costs of $2.0 million associated with the PMPS digital conversion; favorable foreign exchange rate translation of $1.3 million; the elimination of duplicative costs in connection with the PMPS integration of $912,000; and reduced workers’ compensation expense of $758,000 due to improved claims management.  These decreases were offset in part by increases of $2.2 million in higher average hourly studio rates and increased sales incentives in connection with new studio and field initiatives.

•
Depreciation and amortization expense was  $5.6 million in the second quarter of 2009, unchanged from a year ago.  Depreciation expense increased as a result of the digital equipment purchased for the PMPS digital conversion throughout fiscal 2008; however, it was equally offset by a reduction in expense related to the streamlining of manufacturing facilities and closure of unprofitable studios.

•
In the second quarter of 2009, the Company recognized $2.2 million in other charges and impairments, compared with $1.3 million recognized in the second quarter of 2008.  The current year charges are primarily associated with the recently completed proxy contest fees of $977,000, certain PMPS integration charges, including severance and lab closure costs, of $604,000, and litigation costs of $536,000. The prior-year charges are primarily associated with litigation costs of $612,000, certain fees incurred in conection with the settlement of the previous Sears license agreement of $472,000, and certain PMPS integration charges, including severance and lab closure costs, of $114,000.

Interest expense was $1.9 million in the second quarter of 2009 compared with $1.4 million in the comparable prior year period.  The increase in interest expense primarily relates to a $340,000 change in the interest rate swap value and miscellaneous other fees.

Income tax benefit from continuing operations was $1.8 million in the second quarter of 2009 compared to $2.2 million in the second quarter of 2008.  The resulting effective tax rates were 34.1% in 2009 and 38.7% in 2008.  The decrease in the effective tax rate in 2009 is primarily attributable to a projected decrease in anticipated profitability as a result of current economic conditions, a projected increase in the impact of job tax credits and a decrease in Canadian tax rates.

Net losses from discontinued operations were $0 and $189,000 in the second quarters of 2009 and 2008, respectively.  During the fourth quarter of 2008, the Company decided to discontinue its Portrait Gallery and E-Church operations in order to eliminate the unprofitable operations.

24 weeks ended July 25, 2009 compared to 24 weeks ended July 19, 2008

The Company reported a net loss of $1.1 million, or ($0.16) per diluted share, for the first half of fiscal year 2009, ended July 25, 2009, versus a net loss of $3.9 million, or ($0.60) per diluted share, in the comparable prior year period.  The Company believes its first half 2009 results reflect the successful integration and upgrade of the PictureMe Portrait Studio® studios as well as the impact of cost reductions and productivity improvements implemented throughout the organization.

Net sales totaled $174.8 million and $192.9 million in the first half of fiscal 2009 and 2008, respectively.

•
Net sales for the first half of 2009 decreased $18.1 million, or 9.4%, to $174.8 million from the $192.9 million reported in the first half of 2008.  Excluding impacts of foreign currency translation ($4.6 million), revenue deferral related to positive  response to the Company’s loyalty programs ($3.7 million), store closures ($3.3 million), net revenue recognition change ($800,000), and other net adjustments ($600,000), comparable same-store sales decreased $5.1 million, or 2.7%.

Net sales from the Company’s PictureMe Portrait Studio® brand (“PMPS”), on a comparable same-store basis, excluding impacts of foreign currency translation, store closures, net revenue recognition change, loyalty program revenue deferral and other items, totaling ($9.3 million), increased 11.6%, in the first half of 2009 to $97.8 million from $87.6 million reported in the first half of 2008.  PMPS sales performance for the first half was the result of an approximate 30.5% increase in average sale per customer sitting, offset in part by an approximate 14.4% decline in the number of sittings.  The Company attributes its increase in average sale per customer sitting primarily to customers’ positive response to the new offerings made possible by the recently completed digital conversion and the implementation of new sales and performance management processes.  The Company believes the sittings decline reflects the difficult economic environment, which has especially pressured customer demand in lower income categories.

Net sales from the Company’s Sears Portrait Studio brand (“SPS”), on a comparable same-store basis, excluding impacts of loyalty program revenue deferral, foreign currency translation, net revenue recognition change, store closures and other items, totaling ($3.7 million), decreased to $83.6 million, a decrease of 15.5%, from the $98.9 million reported in the first half of 2008.  SPS sales performance for the first half was the result of declines in the number of sittings and sales per sitting of approximately 14.4% and 1.3%, respectively.  The Company believes the decline in SPS brand sales reflects the difficult economic environment which pressured sittings volumes (particularly in the off-season) and led to an especially pronounced reduction in walk-in business not tied to the Company’s direct marketing programs.  The Company believes declines have been mitigated in part by improving execution of the Company’s customer outreach and loyalty programs.

Costs and expenses were $173.4 million in the first half of 2009, down significantly from the $196.2 million recorded in the first half of 2008.

•
Cost of sales, excluding depreciation and amortization expense, was $13.6 million in the first half of 2009, compared with $19.6 million in the first half of 2008.   The decrease is principally attributable to lower overall manufacturing production levels, improved product mix, increased manufacturing productivity, the elimination of film and related shipping costs stemming from the PMPS digital conversion, and decreased overhead costs resulting from the integration of the PMPS operations.

•
Selling, general and administrative (“SG&A”) expenses were $145.5 million for the first half of 2009, compared with $160.7 million in the first half of 2008.  The decrease in SG&A expenses primarily relates to lower studio employment costs of $8.1 million due to scheduling improvements and selected operating hour reductions; fiscal 2008 nonrecurring costs of $3.6 million associated with the PMPS digital conversion; favorable foreign exchange translation of $3.6 million; the elimination of duplicative costs in connection with the PMPS integration of $2.0 million; reduced workers’ compensation expense of $1.2 million due to improved claims management; and reduced employee insurance costs of $1.0 million related to changes in plan design and lower enrollment.  These decreases were offset in part by increases of $4.2 million in higher average hourly studio rates and increased sales incentives in connection with new studio and field initiatives and an increase in marketing expense of $2.0 million due to additional promotional programs for the Easter holiday.

•
Depreciation and amortization decreased to $11.6 million in the first half of 2009 from $13.1 million in the first half of 2008.  The decrease in depreciation and amortization is primarily attributable to certain assets, acquired in connection with the 2007 acquisition of PCA, becoming fully depreciated subsequent to the prior-year first quarter and a reduction in expense related to the streamlining of manufacturing facilities and closure of unprofitable studios.  This decrease is offset in part by an increase in depreciation attributable to the equipment purchased for the PMPS digital conversion throughout fiscal year 2008.

•
In the first half of 2009, the Company recognized $2.6 million in other charges and impairments, compared with $2.9 million recognized in the first half of 2008.  The current year charges are primarily associated with certain PMPS integration charges, including severance and lab closure costs of $1.2 million, certain PMPS integration charges, including severance and lab closure costs of $1.2 million, proxy contest fees of $977,000, and litigation costs of $398,000.  The prior-year charges are primarily associated with certain fees incurred in connection with the settlement of the previous Sears license agreement of $978,000, litigation fees of $857,000, and certain PMPS integration charges, including severance and lab closure costs of $725,000.

Interest expense was $3.4 million in the first half of 2009 compared with $2.9 million in the comparable prior year period.  The increase in interest expense primarily relates to the change in the interest rate swap value.

Interest income was $240,000 in the first half of 2009 compared with $480,000 in the comparable prior year period.  This decrease primarily relates to lower average invested balances in the first half of 2009 as compared to the first half of 2008, the result of higher capital spending throughout 2008 related to the digital conversion of PMPS.

Income tax benefit from continuing operations was $570,000 in the first half of 2009 compared to $2.2 million in the comparable prior year period.  The resulting effective tax rates were 34.2% in 2009 and 38.8% in 2008.  The decrease in the effective tax rate in 2009 is primarily attributable to a projected decrease in anticipated profitability as a result of current economic conditions, a projected increase in job tax credits and a decrease in Canadian tax rates.

Net losses from discontinued operations were $0 and $357,000 in the first half of 2009 and 2008, respectively.  During the fourth quarter of 2008, the Company decided to discontinue its Portrait Gallery and E-Church operations in order to eliminate the unprofitable operations.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of the Company’s cash flows for the first half of 2009 and 2008:

in thousands	24 Weeks Ended
	July 25, 2009	July 19, 2008
Net cash provided by (used in):
Operating activities	$2,263	$(4,950)
Financing activities	(10,437)	(10,312)
Investing activities	(832)	(24,788)
Effect of exchange rate changes on cash	393	150
Net decrease in cash	$(8,613)	$(39,900)

Net Cash Provided By (Used In) Operating Activities

Net cash provided by operating activities was $2.3 million during the first half of 2009 compared to net cash used of $5.0 million in the comparable period of 2008.  Cash flows in the first half of 2009 increased from first half 2008 levels primarily due to net operating income and the timing of payments related to changes in the various balance sheet accounts totaling approximately $9.6 million.  These increases were offset in part by additional cash used related to advertising of approximately $1.2 million, primarily for the Easter holiday, and $1.2 million in bonus and incentives related to new studio and field initiatives.

Net Cash Used In Financing Activities

The increase in cash used in financing activities in the first half of 2009 is primarily attributable to payments in the first half of 2009 of $943,000 in fees paid to creditors incurred in connection with the Amendment to the Credit Agreement in the first quarter of 2009, the amount of which is being amortized over the remainder of the life of the loan in addition to fees that are currently being amortized.  This increase is offset in part by a decrease in repayments of long-term debt in the first half of 2009 compared to the prior year comparable period.

At July 25, 2009, the Company had $98.5 million outstanding under its existing Credit Agreement.  The Company was in compliance with its covenants under its Credit Agreement as of July 25, 2009.

Net Cash Used In Investing Activities

Net cash used in investing activities was $832,000 during the first half of 2009 as compared to $24.8 million during the first half of 2008.  This decrease was primarily attributable to a decrease in capital expenditures of $22.8 million in the first half of 2009 compared to the prior year comparable period since the digital conversion is now completed.  Partially offsetting this decrease is an increase in proceeds from the sale of property and equipment of $1.3 million, primarily related to the sale of the Charlotte, North Carolina warehouse, in the second quarter of 2009.

Off-Balance Sheet Arrangements

Other than standby letters of credit primarily used to support the Company’s various large deductible insurance programs and the ongoing guarantee of certain operating real estate leases of Prints Plus, both of which are more fully discussed in the following Commitments and Contingencies section, the Company has no additional off-balance sheet arrangements.

Commitments and Contingencies

Standby Letters of Credit

As of July 25, 2009, the Company had standby letters of credit outstanding in the principal amount of $20.3 million primarily used in conjunction with the Company’s various large deductible insurance programs.

Settlement Commitment

The Company is obligated to remit Sears additional payments as stipulated in the settlement of the previous license agreement.  As such, $1.5 million was due to Sears on April 30, 2009, and paid on May 7, 2009.  An additional $150,000 is due on December 31st in each 6 successive years, commencing December 31, 2009; these amounts have been accrued at present value in the Interim Consolidated Balance Sheet as of July 25, 2009.

Contingent Lease Obligations

In July 2001, the Company announced the completion of the sale of its Wall Décor segment, Prints Plus, which included the ongoing guarantee of certain operating real estate leases of Prints Plus.  As of July 25, 2009, the maximum future obligation to the Company under its guarantee of remaining leases is approximately $1.0 million before consideration of replacement tenant income.  To recognize the risk associated with these leases based upon the Company’s past experience with renegotiating lease obligations and the management’s evaluation of remaining lease liabilities, the Company has recorded lease obligation reserves totaling approximately $710,000 at July 25, 2009.  Based on the status of remaining leases, the Company believes that the $710,000 reserve is adequate to cover the potential losses to be realized under the Company’s remaining operating lease guarantees.

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

ACCOUNTING PRONOUNCEMENTS AND POLICIES

Adoption of New Accounting Standards

 In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB No. 162” (“SFAS No. 168”).  SFAS No. 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. GAAP.  The Codification did not change U.S. GAAP but reorganizes existing literature and is effective for interim and fiscal years ending after September 15, 2009.  The Company does not expect the adoption of this statement will have a material effect on its financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 is effective for interim and fiscal years ending after June 15, 2009.  The Company performed an evaluation of subsequent events through September 3, 2009, the date which the financial statements were issued, and determined no subsequent events had occurred which would require adjustment to or additional disclosure  in its interim consolidated financial statements.

In April 2009, the FASB issued three related Staff Positions (FSP) intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities: (i) FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP SFAS No. 157-4”), (ii) FSP SFAS No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP SFAS No. 107-1 and APB No. 28-1”) and (iii) FSP SFAS No. 115-2 and FSP SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS No. 115-2 and FSP SFAS No. 124-2”).

FSP SFAS No. 157-4 provides guidelines for determining fair values when the volume and level of activity for an asset or liability have significantly decreased.  This position reaffirms SFAS No. 157, stating the objective of fair value measurement is to reflect the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (as opposed to a distressed or forced transaction) between market participants at the date of the financial statements under current market conditions.  FSP SFAS No. 107-1 and APB No. 28-1 relate to fair value disclosure for any financial instrument not currently reflected on the balance sheet at fair value and requires qualitative and quantitative disclosure about fair value estimates for such financial instruments on an interim basis.  FSP SFAS No. 115-2 and FSP SFAS No. 124-2 relate to recognition, presentation and disclosure of other-than-temporary impairments of impaired debt securities, of which the Company currently has none.   The Company adopted the applicable requirements of these positions on May 3, 2009, and the effect was not material to the Company’s financial statements.

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

Long-Lived Asset Recoverability

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, primarily property and equipment, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  The SFAS No. 144 impairment test is a two-step process.  If the carrying value of asset exceeds the expected future cash flows (undiscounted and without interest) from the asset, impairment is indicated.  The impairment loss recognized is the excess of the carrying value of the asset over its fair value less cost to sell.  As of July 25, 2009, no impairment was indicated.

Recoverability of Goodwill and Acquired Intangible Assets

The Company accounts for goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires the Company to test goodwill for impairment on an annual basis, and between annual tests whenever events or changes in circumstances indicate the carrying amount may not be recoverable.  SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill.  The first phase is a screen for impairment, which compares the reporting units' estimated fair value to their carrying values.  If the carrying value exceeds the estimated fair value in the first phase, the second phase is performed in which the Company’s goodwill is written down to its implied fair value, which the Company would determine based upon a number of factors, including operating results, business plans and anticipated future cash flows.  The Company performs its annual impairment test at the end of its second quarter, or more frequently if circumstances indicate the potential for impairment.  As of July 25, 2009, the end of the Company’s second quarter, the Company completed its annual impairment test and concluded that the estimated fair values of its reporting units exceeded their carrying values, and therefore, no impairment was indicated.

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

As a result of the challenging economic and consumer retail environment, as of July 25, 2009, the Company considered possible impairment triggering events, including projected cash flow data, as well as other relevant factors, and concluded that no impairment was indicated at that date.  It is possible that changes in circumstances, assumptions or estimates, including historical and projected cash flow data, utilized by the Company in its evaluation of the recoverability of its intangible assets with definite useful lives, could require the Company to write-down its intangible assets and record a non-cash impairment charge, which could be significant, and would adversely affect the Company’s financial position and results of operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The statements contained in this report, and in particular in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995, and involve risks and uncertainties.  The Company identifies forward-looking statements by using  words such as “preliminary,” “plan,” “expect,” “looking ahead,” “anticipate,” “estimate,” “believe,” “should,” “intend,” and other similar expressions.   Management wishes to caution the reader that these forward-looking statements, such as the Company’s outlook for portrait studios, net income, future cash requirements, cost savings, compliance with debt covenants, valuation allowances, reserves for charges and impairments and capital expenditures, are only predictions or expectations; actual events or results may differ materially as a result of risks facing the Company.  Such risks include, but are not limited to: the Company’s dependence on Sears and Walmart, the approval of the Company’s business practices and operations by Sears and Walmart, the termination, breach, limitation or increase of the Company’s expenses by Sears under the license agreements, or Walmart under the lease and license agreements, customer demand for the Company’s products and services, the economic recession and resulting decrease in consumer spending, manufacturing interruptions, dependence on certain suppliers, competition, dependence on key personnel, fluctuations in operating results, a significant increase in piracy of the Company’s photographs, widespread equipment failure, compliance with debt covenants, high level of indebtedness, implementation of marketing and operating strategies, outcome of litigation and other claims, impact of declines in global equity markets to pension plan, impact of foreign currency translation and other risks as may be described in the Company’s filings with the Securities and Exchange Commission, including its Form 10-K for the year ended February 7, 2009.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” included in the Company’s 2008 Annual Report on Form 10-K that is filed with the Securities and Exchange Commission.  The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates and foreign exchange rates.

At July 25, 2009, all of the Company’s debt obligations have floating interest rates, however, the swap agreement discussed below has effectively fixed the rate on $57.5 million of the debt.  The impact of a 1% change in interest rates affecting the Company’s debt would be minimal and would increase or decrease interest expense by approximately $410,000.

The Company’s net assets, net earnings and cash flows from its Canadian and Mexican operations are based on the U.S. dollar equivalent of such amounts measured in the respective country’s functional currency.  Assets and liabilities are translated to U.S. dollars using the applicable exchange rates as of the end of a reporting period.  Revenues, expenses and cash flows are translated using the average exchange rate during each period.  The Company’s Canadian operations constitute 11.7% of the Company’s total assets and 11.4% of the Company’s total sales as of and for the 24 weeks ended July 25, 2009.  A hypothetical 10% unfavorable change in the Canadian-to-U.S. dollar exchange rate would cause an approximate $315,000 decrease to the Company’s net asset balance and could materially adversely affect its revenues, expenses and cash flows.  The Company’s exposure to changes in foreign exchange rates relative to the Mexican operations is minimal, as Mexican operations constitute only 1.3% of the Company’s total assets and 1.9% of the Company’s total sales as of and for the 24 weeks ended July 25, 2009.

The Company has an interest rate swap to reduce exposure to market risk from changes in interest rates by swapping an unknown variable interest rate for a fixed rate.  This swap agreement has not been designated as a hedge as it has been determined that it does not qualify for hedge accounting treatment.  The principal objective of this contract is to minimize the risks and/or costs associated with the Company’s variable rate debt.  Gains and losses are recognized in the statement of operations as interest expense throughout the interest period.  The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to this financial instrument; however, the counterparty to this agreement is a major financial institution, and the risk of loss due to nonperformance is considered by management to be minimal.  The Company does not hold or issue interest rate swaps for trading purposes.  The following is a summary of the economic terms of the agreement at July 25, 2009:

Notional amount	$57,500,000

Fixed rate paid	4.97%

Variable rate received	0.29%

Effective date	September 17, 2007

Expiration date	September 17, 2010

Item 4.	Controls and Procedures

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

Under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of July 25, 2009.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 25, 2009.

b)	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended July 25, 2009, which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 of the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Items 1, 1A, 2, 3 and 5 are inapplicable and have been omitted.

Item 4.	Submission of Matters to a Vote of Security Holders

The 2009 Annual Meeting of Stockholders was held in St. Louis, Missouri on Wednesday, July 8, 2009.  The following items were voted on and the results are listed below:

1.	The following individuals were elected to the Company’s Board of Directors (unless otherwise indicated):

Name	Shares For	Shares Withheld

James J. Abel	6,468,233	46,588
Paul Finkelstein *	6,511,963	2,858
Michael Glazer	6,511,909	2,912
Michael Koeneke	3,921,032	10,063
David Meyer	6,510,839	3,982
Turner White	3,878,007	53,088
Peter A. Feld **	2,582,724	1,002
Joseph C. Izganics **	2,582,724	1,002

*	Paul Finkelstein was elected to replace Peter A. Feld.
**	Peter A. Feld and Joseph C. Izganics were nominees but not elected to the Board of Directors.

2.	Appointment of KPMG LLP to audit the Company’s financial statements for the fiscal year ending February 6, 2010:

For	Against	Abstain

6,510,656	3,149	1,017

Item 6.	Exhibits

Exhibits:    An Exhibit index has been filed as part of this Report on Page E-1 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI CORP.
(Registrant)

By:           /s/Dale Heins
________________________________
Dale Heins
Senior Vice President, Finance and
Chief Financial Officer
(Principal Financial Officer)

By:           /s/Rose O'Brien
________________________________
Rose O’Brien
Vice President, Corporate Controller
(Principal Accounting Officer)

Date: September 2, 2009

CPI CORP.
E-1
EXHIBIT INDEX

11.1	Computation of Per Common Share Loss - Diluted - for the 12 and 24 weeks ended July 25, 2009, and July 19, 2008.

11.2	Computation of Per Common Share Loss - Basic - for the 12 and 24 weeks ended July 25, 2009, and July 19, 2008.

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934 by the Chief Executive Officer.

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934 by the Chief Financial Officer.

32.0	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
by the Chief Executive Officer and the Chief Financial Officer.