Form 10-Q
period 2009-11-14
CPI CORP
filed 2009-12-22
CIK 25354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 14, 2009                                                                                     or

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

Large accelerated filer ☐     Non-accelerated filer ☐     Accelerated filer ☒     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes    ☒ No

As of December 21, 2009, _,___,___ shares of the registrant’s common stock were outstanding.

CPI CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
16 and 40 WEEKS ENDED NOVEMBER 14, 2009

PART I.	FINANCIAL INFORMATION		Page

	Item 1.	Financial Statements:

		Interim Consolidated Balance Sheets
		November 14, 2009 (Unaudited) and February 7, 2009	1

		Interim Consolidated Statements of Operations (Unaudited)
		16 and 40 weeks Ended November 14, 2009 and November 8, 2008	3

		Interim Consolidated Statement of Changes in Stockholders'
		Equity (Unaudited) 40 weeks Ended November 14, 2009	4

		Interim Consolidated Statements of Cash Flow (Unaudited)
		40 weeks Ended November 14, 2009 and November 8, 2008	5

		Notes to Interim Consolidated Financial Statements (Unaudited)	7

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

	Item 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION

	Item 6.	Exhibits	28

SIGNATURES			29

EXHIBIT INDEX			30

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CPI CORP.
Interim Consolidated Balance Sheets - Assets

in thousands	November 14, 2009	February 7, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,286	$23,665
Accounts receivable:
Trade	10,711	6,050
Other	926	923
Inventories	9,804	8,489
Prepaid expenses and other current assets	12,436	5,800
Refundable income taxes	457	357
Deferred tax assets	14,259	9,581
Assets held for sale	6,577	6,615

Total current assets	63,456	61,480

Property and equipment:
Land	2,185	3,249
Buildings and building improvements	25,184	32,377
Leasehold improvements	4,460	4,406
Photographic, sales and manufacturing equipment	168,780	178,732
Total	200,609	218,764
Less accumulated depreciation and amortization	162,850	167,877
Property and equipment, net	37,759	50,887
Prepaid debt fees	2,462	2,262
Goodwill	21,759	21,459
Intangible assets, net	39,349	40,206
Deferred tax assets	8,796	8,359
Other assets	7,715	8,202

TOTAL ASSETS	$181,296	$192,855

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Balance Sheets – Liabilities and Stockholders’ Equity

in thousands, except share and per share data	November 14, 2009	February 7, 2009
	(Unaudited)
LIABILITIES
Current liabilities:
Current maturities of long-term debt	$22,000	$1,150
Accounts payable	6,685	6,816
Accrued employment costs	13,295	10,146
Customer deposit liability	19,599	12,503
Sales taxes payable	4,355	5,284
Accrued advertising expenses	7,479	978
Accrued expenses and other liabilities	13,024	18,133

Total current liabilities	86,437	55,010

Long-term debt, less current maturities	75,458	104,578
Accrued pension plan obligations	9,502	10,591
Other liabilities	16,492	21,841

Total liabilities	187,889	192,020

CONTINGENCIES (see Note 13)

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized; no shares outstanding	-	-
Preferred stock, Series A, no par value, 200,000 shares authorized; no shares
outstanding	-	-
Common stock, $0.40 par value, 50,000,000 shares authorized; 9,180,135 and 17,089,788
shares outstanding at November 14, 2009 and February 7, 2009, respectively	3,672	6,836
Additional paid-in capital	28,639	55,413
Retained earnings	20,939	183,704
Accumulated other comprehensive loss	(10,711)	(13,114)
	42,539	232,839
Treasury stock - at cost, 2,175,591 and 10,270,319 shares at November 14, 2009 and
February 7, 2009, respectively	(49,132)	(232,004)

Total stockholders' equity	(6,593)	835

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$181,296	$192,855

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Statements of Operations
(Unaudited)

in thousands, except share and per share data	16 Weeks Ended		40 Weeks Ended
	November 14, 2009	November 8, 2008	November 14, 2009	November 8, 2008

Net sales	$107,286	$115,689	$282,130	$308,619

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	8,032	11,288	21,643	31,412
Selling, general and administrative expenses	99,940	109,552	245,480	269,761
Depreciation and amortization	6,320	8,616	17,913	21,673
Other charges and impairments	1,144	2,092	3,751	4,946
	115,436	131,548	288,787	327,792

Loss from operations	(8,150)	(15,859)	(6,657)	(19,173)

Interest expense	2,542	3,866	5,961	6,753
Interest income	130	87	370	567
Other income, net	236	56	253	59

Loss before income tax benefit	(10,326)	(19,582)	(11,995)	(25,300)
Income tax benefit	(3,524)	(6,507)	(4,094)	(8,727)

Net loss from continuing operations	(6,802)	(13,075)	(7,901)	(16,573)
Net loss from discontinued operations	-	(266)	-	(625)

NET LOSS	$(6,802)	$(13,341)	$(7,901)	$(17,198)

NET LOSS PER COMMON SHARE

Net loss per share from continuing operations - diluted	$(0.97)	$(2.02)	$(1.13)	$(2.56)
Net loss per share from discontinued operations - diluted	-	(0.04)	-	(0.10)
Net loss per share - diluted	$(0.97)	$(2.06)	$(1.13)	$(2.66)

Net loss per share from continuing operations - basic	$(0.97)	$(2.02)	$(1.13)	$(2.56)
Net loss per share from discontinued operations - basic	-	(0.04)	-	(0.10)
Net loss per share - basic	$(0.97)	$(2.06)	$(1.13)	$(2.66)

Weighted average number of common and common equivalent
shares outstanding - diluted	7,003,832	6,479,496	6,987,746	6,467,352

Weighted average number of common and common equivalent
shares outstanding - basic	7,003,832	6,479,496	6,987,746	6,467,352

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

Forty weeks ended November 14, 2009

in thousands, except share and per share data				Accumulated
		Additional		other	Treasury
	Common	paid-in	Retained	comprehensive	stock,
	stock	capital	earnings	loss	at cost	Total

Balance at February 7, 2009	$6,836	$55,413	$183,704	$(13,114)	$(232,004)	$835

Net loss	-	-	(7,901)	-	-	(7,901)
Total other comprehensive income (consisting primarily of
foreign exchange impact)	-	-	-	2,403	-	2,403

Total comprehensive loss						(5,498)
Surrender of employee shares for taxes	-	-	-	-	(30)	(30)
Retirement of treasury stock (8,000,000 shares, at average cost)	(3,200)	(25,939)	(151,527)	-	180,666	-
Issuance of common stock and restricted stock awards, net of
forfeitures (90,347 shares)	36	(1,653)	-	-	2,236	619
Stock-based compensation recognized	-	818	-	-	-	818
Dividends ($0.48 per common share)	-	-	(3,337)	-	-	(3,337)

Balance at November 14, 2009	$3,672	$28,639	$20,939	$(10,711)	$(49,132)	$(6,593)

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Statements of Cash Flows
(Unaudited)

in thousands	40 Weeks Ended
	November 14, 2009	November 8, 2008
Reconciliation of net loss to cash flows provided by (used in) operating activities:

Net loss	$(7,901)	$(17,198)

Adjustments for items not requiring (providing) cash:
Depreciation and amortization	17,913	21,673
Loss from discontinued operations	-	625
Stock-based compensation expense	818	703
Loss on disposition of property and equipment	976	894
Deferred income tax provision	(4,451)	(9,753)
Pension, supplemental retirement plan and profit sharing expense	680	1,310
Other	781	515

Increase (decrease) in cash flow from operating assets and liabilities:
Accounts receivable	(4,527)	814
Inventories	(1,097)	2,248
Prepaid expenses and other current assets	(5,912)	(8,286)
Accounts payable	(163)	(3,527)
Contribution to pension plan	(1,245)	(2,693)
Accrued expenses and other liabilities	(1,524)	381
Income taxes payable	(98)	(440)
Deferred revenues and related costs	6,078	(279)
Other	(186)	(106)

Cash flows provided by (used in) continuing operations	142	(13,119)

Cash flows used in discontinued operations	-	(534)

Cash flows provided by (used in) operating activities	142	(13,653)

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Statements of Cash Flows (continued)
(Unaudited)

in thousands	40 Weeks Ended
	November 14, 2009	November 8, 2008

Cash flows provided by (used in) operating activities	142	(13,653)

Cash flows used in financing activities:
Repayment of long-term debt	(8,270)	(8,410)
Payment of debt issuance costs	(943)	-
Proceeds from short-term borrowings	-	5,500
Cash dividends	(3,337)	(3,096)
Other	(13)	(131)
Cash flows used in financing activities	(12,563)	(6,137)

Cash flows (used in) provided by investing activities:
Additions to property and equipment	(4,508)	(31,198)
Proceeds from sale of property and equipment	1,326	2
Other	130	95
Cash flows used in investing activities	(3,052)	(31,101)

Effect of exchange rate changes on cash and cash equivalents	94	(163)

Net decrease in cash and cash equivalents	(15,379)	(51,054)

Cash and cash equivalents at beginning of period	23,665	59,177

Cash and cash equivalents at end of period	$8,286	$8,123

Supplemental cash flow information:
Interest paid	$5,487	$5,807

Income taxes paid, net	$440	$1,019

Supplemental non-cash financing activities:
Issuance of treasury stock under the Employee Profit Sharing Plan	$594	$521

Issuance of restricted stock and stock options to employees and directors	$800	$870

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

NOTE 1 -	DESCRIPTION OF BUSINESS AND INTERIM CONSOLIDATED FINANCIAL STATEMENTS
CPI Corp. (the “Company”) operates 2,938 professional portrait studios as of November 14, 2009, throughout the U. S., Canada, Mexico and Puerto Rico, principally under license agreements with Sears, Roebuck and Co. ("Sears") and lease and license agreements with Walmart Stores, Inc. (“Walmart”).  The Company also operates searsphotos.com, a vehicle for the Company’s customers to archive, share portraits via email and order additional portraits and products, and launched a similar website for PictureMe Portrait Studio® in the third quarter of 2009.

The Interim Consolidated Balance Sheet as of November 14, 2009, the related Interim Consolidated Statements of Operations for the 16 and 40 weeks ended November 14, 2009, and November 8, 2008, the Interim Consolidated Statement of Changes in Stockholders’ Equity for the 40 weeks ended November 14, 2009, and the Interim Consolidated Statements of Cash Flows for the 40 weeks ended November 14, 2009, and November 8, 2008, are unaudited.  The interim consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the CPI Corp. 2008 Annual Report on Form 10-K for its fiscal year ended February 7, 2009.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB No. 162” (“SFAS No. 168”).  SFAS No. 168 provided for the FASB Accounting Standards Codification (“ASC” or the “Codification”) to become the single official source of authoritative, nongovernmental U.S. GAAP.  The Codification did not change U.S. GAAP but reorganized existing literature and is effective for interim and fiscal years ending after September 15, 2009.  The Company adopted the provisions of SFAS No. 168 (referenced as ASC Topic 105, “Generally Accepted Accounting Principles” (“ASC Topic 105”) under the Codification) on July 26, 2009.  The effect was not material to the Company’s financial statements; however, references to legacy U.S. GAAP, where appropriate, have been replaced with their respective ASC references.  Additionally, all authoritative U.S. GAAP issued by the FASB after July 1, 2009, has been designed to update the Codification and will now be referred to as Accounting Standards Updates (“ASU”).  ASU No. 2009-01, “Topic 105 – Generally Accepted Accounting Principles – amendments based on SFAS No. 168” issued in June 2009, created ASC Topic 105, as noted above, in the General Principles and Objective Section of the Codification and includes SFAS No. 168 in its entirety, including the accounting standards update instructions.

In September 2009, the FASB issued ASU No. 2009-06, “Income Taxes” (“ASU No. 2009-06”).  ASU No. 2009-06 provides additional implementation guidance to improve current accounting by helping to achieve consistent application of accounting for uncertainty in income taxes and is effective for interim and annual periods ending after September 15, 2009.  The Company adopted the applicable requirements of ASU No. 2009-06 on July 26, 2009, and the effect was not material to the Company’s financial statements.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures” (“ASU No. 2009-05”).  ASU No. 2009-05 supplements and amends the guidance in ASC Topic 820, “Fair Value Measurements and Disclosures” to clarify how an entity should measure the fair value of liabilities and outlines alternative valuation methods and a hierarchy for their use.  ASU No. 2009-05 also clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurement of its fair value.  ASU No. 2009-05 is effective for interim and annual periods beginning after issuance of the Update.  The Company adopted the applicable requirements of ASU No. 2009-05 on July 26, 2009, and the effect was not material to the Company’s financial statements.

ASC Topic 855, “Subsequent Events” (“ASC Topic 855”) (formerly SFAS No. 165, “Subsequent Events” issued by the FASB in May 2009 and effective for interim and fiscal years ending after June 15, 2009) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In accordance with ASC Topic 855, the Company performed an evaluation of subsequent events through December 21, 2009, the date which the financial statements were issued, and determined no subsequent events had occurred which would require adjustment to or additional disclosure in its interim consolidated financial statements.

ASC Topic 715, “Compensation – Retirement Benefits” (“ASC Topic 715”) (which includes certain disclosure requirements issued under FASB Staff Position SFAS No. 132R-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets”, an amendment of SFAS No. 132 (revised 2003), “Employers’ Disclosure about Pensions and Other Postretirement Benefits”, in December 2008 and effective for fiscal years ending after December 15, 2009) requires more detailed disclosures regarding defined benefit pension plan assets including investment policies and strategies, major categories of plan assets, valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets.  These enhanced disclosures are required for fiscal years ending after December 15, 2009.  Upon initial application, the enhanced disclosures are not required for earlier periods that are presented for comparative purposes.  The Company is currently evaluating the enhanced disclosure requirements under ASC Topic 715.

NOTE 3 -	FAIR VALUE MEASUREMENTS

FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) defines fair value, sets a framework for measuring fair value, which refers to certain valuation concepts and practices, and requires certain disclosures about fair value measurements.

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

Assets and liabilities recorded at fair value in the Interim Consolidated Balance Sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels, defined by ASC Topic 820 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

Determining which hierarchical level an asset or liability falls within requires significant judgment.  The Company evaluates its hierarchy disclosures each quarter.  The following table summarizes the financial instruments measured at fair value in the Interim Consolidated Balance Sheet as of November 14, 2009 (in millions):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swap (1)	$-	$2.7	$-	$2.7

(1)
The total fair value of the interest rate swap is included in Accrued Expenses and Other Liabilities as of November 14, 2009.  This financial instrument was valued using the “income approach” valuation technique.  This method used valuation techniques to convert future amounts to a single present amount.  The measurement was based on the value indicated by current market expectations about those future amounts.  The Company uses its interest rate swap as a means of managing interest rates on its outstanding fixed-rate debt obligations.  Accordingly, the fair market value is estimated to approximate the recorded value of this instrument.  The fair value of the interest rate swap at November 14, 2009, and February 7, 2009, was $2.7 million and $3.5 million, respectively.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Current Assets and Current Liabilities

Excluding deferred tax assets, the carrying amounts approximate fair value at November 14, 2009, and February 7, 2009, due to the short maturity of these financial instruments.

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

During the fourth quarter of 2008, the Company decided to discontinue its Portrait Gallery and E-Church operations.  This decision was made in order to eliminate the unprofitable operations.  Sales and operating results for these operations included in discontinued operations for the 16 and 40 weeks ended November 8, 2008, are presented in the following table:

in thousands	16 Weeks Ended	40 Weeks Ended
	November 8, 2008	November 8, 2008
Discontinued operations:

Net sales	$160	$304

Operating loss	$426	$998
Tax benefit	160	373

Net loss from discontinued operations	$266	$625

The net loss consists of costs to operate the Portrait Gallery and E-Church operations for the 16 and 40 weeks ended November 8, 2008, as well as related asset write-offs.

NOTE 5 -	INVENTORIES

Inventories consist of:

in thousands	November 14, 2009	February 7, 2009

Raw materials - film, paper and chemicals	$2,929	$2,724
Portraits in process	2,010	1,313
Finished portraits pending delivery	147	261
Frames and accessories	438	426
Studio supplies	3,134	2,495
Equipment repair parts and supplies	728	878
Other	418	392

Total	$9,804	$8,489

These balances are net of obsolescence reserves totaling $165,842 and $149,000 at November 14, 2009, and February 7, 2009, respectively.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

NOTE 6 -	ASSETS HELD FOR SALE

In connection with its acquisition of substantially all of the assets of Portrait Corporation of America (“PCA”) and certain of its affiliates and the assumption of certain liabilities of PCA on June 7, 2007, (the “PCA Acquisition”), the Company acquired a manufacturing facility located in Matthews, North Carolina, and a warehouse and excess parcels of land located in Charlotte, North Carolina.  In the third and fourth quarters of 2008, the Company ceased use of the warehouse and excess parcels of land, and the manufacturing facility, respectively, and committed to a plan to sell such assets as they were no longer required by the business.  In the first and third quarters of 2009, the Company also ceased use of and committed to a plan to sell its production facilities located in Thomaston, Connecticut, and Brampton, Ontario, as the facilities are no longer required due to the restructuring and consolidation of the Company’s manufacturing processes and the elimination of film production.

The Company determined these properties meet the criteria for “held for sale accounting” under ASC Topic 360, “Property, Plant, and Equipment” (“ASC Topic 360”) and has presented the respective group of assets separately on the face of the Consolidated Balance Sheet as of November 14, 2009, with the exception of the warehouse in Charlotte, North Carolina, which was sold during the second quarter of 2009.  The sale of the warehouse resulted in net proceeds to the Company of $982,000, which was used to pay down outstanding long-term debt in the second quarter of 2009 and resulted in a loss of $123,000, which was recognized in other charges and impairments in the second quarter of 2009.

At the time an asset qualifies for “held for sale accounting”, the asset is evaluated to determine whether or not the carrying value exceeds its fair value less cost to sell.  Any loss as a result of the carrying value being in excess of fair value less cost to sell is recorded in the period the asset meets “held for sale accounting”.  Management judgment is required to assess the criteria required to meet “held for sale accounting”, and estimate the expected net amount recoverable upon sale.  As of November 14, 2009, the carrying values of the respective assets held for sale did not exceed their fair values less costs to sell.  The Company expects the sales of these assets will be completed within approximately a one year time period.

The major classes of assets included in assets held for sale in the Interim Consolidated Balance Sheet are as follows:

in thousands	November 14, 2009	February 7, 2009

Land	$2,338	$1,473
Buildings and building improvements	4,239	5,142

Assets held for sale	$6,577	$6,615

NOTE 7 -	GOODWILL AND INTANGIBLE ASSETS
In connection with the PCA Acquisition, the Company recorded goodwill in the excess of the purchase price over the fair value of assets acquired and liabilities assumed in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”).  Under SFAS No. 141, goodwill is not amortized and instead is periodically evaluated for impairment.  The goodwill is expected to be fully deductible for tax purposes over 15 years.  The following table summarizes the Company’s goodwill:

in thousands	November 14, 2009	February 7, 2009

PCA acquisition	$21,227	$21,227

Goodwill from prior acquisitions	512	512

Translation impact on foreign balances	20	(280)
	$21,759	$21,459

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

The Company accounts for goodwill under ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC Topic 350”) which requires the Company to test goodwill for impairment on an annual basis, and between annual tests whenever events or changes in circumstances indicate the carrying amount may not be recoverable.  ASC Topic 350 prescribes a two-phase process for impairment testing of goodwill.  The first phase is a screen for impairment, which compares the reporting units’ estimated fair value to their carrying values.  If the carrying value exceeds the estimated fair value in the first phase, the second phase is performed in which the Company’s goodwill is written down to its implied fair value, which the Company would determine based upon a number of factors, including operating results, business plans and anticipated future cash flows.

The Company performs its annual impairment test at the end of its second quarter, or more frequently if circumstances indicate the potential for impairment.  As of July 25, 2009, the end of the Company’s second quarter, the Company completed its annual impairment test and concluded that the estimated fair values of its reporting units exceeded their carrying values, and therefore, no impairment was indicated.  As of November 14, 2009, the end of the Company’s 2009 third quarter, the Company considered possible impairment triggering events since the July 25, 2009, impairment test date, including its market capitalization relative to the carrying value of its net assets, as well as other relevant factors, and concluded that no goodwill impairment was indicated at that date.  The reporting units, for purposes of this test, have fair values substantially in excess of carrying value.

Also, in connection with the PCA Acquisition, the Company acquired intangible assets related to the host agreement with Walmart and the customer list.  These assets were recorded in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  The host agreement with Walmart and the customer list are being amortized over their useful lives of 21.5 years using the straight-line method and 6 years using an accelerated method, respectively.  The following table summarizes the Company’s amortized intangible assets as of November 14, 2009.

in thousands	Net Balance at
	Beginning of Period	Amortization	Translation Impact of Foreign Balances	Net Balance at End of Period

Acquired host agreement	$39,398	$(1,548)	$982	$38,832
Acquired customer list	808	(308)	17	517
	$40,206	$(1,856)	$999	$39,349

The Company reviews its intangible assets with definite useful lives under ASC Topic 360, which requires the Company to review for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of intangible assets with definite useful lives is measured by a comparison of the carrying amount of the asset to the estimated future undiscounted cash flows expected to be generated by such assets.  If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, which is determined on the basis of discounted cash flows.

NOTE 8 -	OTHER ASSETS AND OTHER LIABILITIES

Included in accrued expenses and other liabilities as of November 14, 2009, and February 7, 2009, is $3.0 million and $8.7 million, respectively, in accrued host commissions and $3.9 million and $4.7 million, respectively, related to accrued worker’s compensation.

Included in both other assets and other liabilities is $6.6 million and $6.9 million as of November 14, 2009, and February 7, 2009, respectively, related to worker’s compensation insurance claims that exceed the deductible of the Company and that will be paid by the insurance carrier.  Since the Company is not released as primary obligor of the liability, it is included in both other assets as a receivable from the insurance company and in other liabilities as an insurance liability.

NOTE 9 -	BORROWINGS

Effective April 16, 2009, the Company entered into the third amendment (the “Amendment”) to its Credit Agreement to change the interest rate structure and the amortization schedule and to replace preexisting minimum EBITDA and interest coverage covenants with a fixed charge ratio test (as defined, EBITDA minus capital expenditures to fixed charges) and tighten the leverage ratio test (as defined, Funded Debt to EBITDA).  These changes were made to allow for greater flexibility in the event that the economic climate worsens and has an impact on the Company’s earnings.  Further details related to the Amendment are included in the CPI Corp. 2008 Annual Report on Form 10-K.  The Company was in compliance with its covenants under its Credit Agreement as of November 14, 2009.

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

The Company incurred $943,000 in fees paid to creditors associated with this Amendment, which is being amortized over the remainder of the life of the loan in addition to fees that are currently being amortized, the amounts of which are included in prepaid debt fees in the Interim Consolidated Balance Sheet as of November 14, 2009.

In the second quarter of 2009, the Company made a voluntary prepayment of $5.0 million of outstanding principal of the debt.  Additionally, the Company applied proceeds of $982,000 in the second quarter of 2009 from the sale of the Charlotte, North Carolina warehouse to the outstanding principal of the debt in connection with certain mandatory prepayment requirements under its Credit Agreement.  Such amounts have been reduced from long-term debt in the Interim Consolidated Balance Sheet as of November 14, 2009.

On December 21, 2009, the Company made a voluntary debt prepayment of $19.0 million toward the $7.0 million required amortization payment due on December 31, 2009 and a portion of its estimated excess cash flow payment, due May 7, 2010.  The prepaid amount is classified as a current liability.

NOTE 10 -	STOCK-BASED COMPENSATION PLANS AND STOCKHOLDERS’ EQUITY

At November 14, 2009, the Company had outstanding awards under various stock-based employee compensation plans, which are described more fully in Note 13 of the Notes to the Consolidated Financial Statements in the Company’s 2008 Annual Report on Form 10-K.

On July 17, 2008, the stockholders approved the CPI Corp. Omnibus Incentive Plan (the "Plan").  The Plan replaced the CPI Corp. Stock Option Plan, as amended and restated on December 16, 1997, and the CPI Corp. Restricted Stock Plan, as amended and restated on April 14, 2005 (collectively the "Predecessor Plans") that were previously approved by the Board of Directors, and no further shares will be issued under the Predecessor Plans.  Total shares of common stock available for delivery pursuant to awards under the Plan are 800,000 shares. At November 14, 2009, 469,896 of these shares were available for future grants.

The Company accounts for stock-based compensation plans in accordance with ASC Topic 718, “Compensation-Stock Compensation” which requires companies to recognize the cost of awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

The following table summarizes information about stock options outstanding under the Plan at November 14, 2009.  There was no activity or modifications to stock options under the Plan in the first three quarters of fiscal year 2009.

	Options Outstanding and Exercisable
		Weighted-Average
Range of	Number of Shares	Remaining Contractual	Weighted-Average	Number of Shares	Weighted Average
Exercise Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price
$ 12.21 - 13.58	217,500	7.42	$ 13.04	-	$ -

Total	217,500	7.42	$ 13.04	-	$ -

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

As of November 14, 2009, there is no aggregate intrinsic value for the outstanding options (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on November 14, 2009.  This amount changes based on the quoted market price of the Company’s stock.

The Company estimates the fair value of its stock options with a market-based performance condition under the Plan using Monte Carlo simulations.  Weighted-average assumptions used in calculating the fair value of these stock options are included in Note 13 in the CPI Corp. 2008 Annual Report on Form 10-K for its fiscal year ended February 7, 2009.

The Company recognized stock-based compensation expense of $151,000, resulting in a deferred tax benefit of $52,000 for the 40 weeks ended November 14, 2009, based on the grant-date fair values of stock options granted and the derived service periods.  As of November 14, 2009, total unrecognized compensation cost related to nonvested stock options granted under the Plan was $435,000.  This unrecognized compensation cost will be recognized over a weighted-average remaining period of 2.9 years.

The Company also has stock options issued and outstanding related to its previous amended and restated nonqualified stock option plan, under which certain officers and key employees could receive options to acquire shares of the Company’s common stock.  As of November 14, 2009, under this previous plan, the Company had 15,046 stock options issued and outstanding, with a weighted-average exercise price of $14.30.  There was no activity related to these options during the 40-week period ended November 14, 2009.  The following table summarizes information about stock options outstanding under this previous plan at November 14, 2009:
Options Outstanding and Exercisable
		Weighted-Average
		Remaining Contractual	Weighted-Average
Exercise Price	Shares	Life (Years)	Exercise Price
$ 12.96	10,046	0.93	$ 12.96
17.00	5,000	0.42	17.00

Total	15,046	0.76	$ 14.30

As of November 14, 2009, there was no aggregate intrinsic value for the outstanding options (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on November 14, 2009.   This amount changes based on the quoted market price of the Company’s stock.

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

On February 18, 2009, the Board of Directors approved a grant of 7,003 shares of nonvested stock to its Chairman of the Board as additional compensation for services rendered.  Shares issued under this grant vested on May 2, 2009.  On April 27, 2009, the Board of Directors approved a grant of 39,386 shares of nonvested stock to certain employees in conjunction with the payment of 2008 performance awards.  On February 25, 2009, and September 8, 2009, the Board of Directors approved grants of 24,160 and 1,711 shares of nonvested stock, respectively, to its members of the Board of Directors in lieu of 2009 board retainer fees and certain committee chair fees they receive as directors of the Company.  On April 27, 2009, the Board of Directors approved a grant of 8,296 shares to its Chairman of the Board.  These shares vested immediately on the grant date.  On May 4, 2009, and July 27, 2009, the Board of Directors approved grants of 4,604 and 2,784 shares of nonvested stock, respectively, to its Chairman of the Board pursuant to the Chairman’s Agreement.  Shares issued under these grants vested on July 25, 2009, and November 14, 2009, respectively.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

Changes in nonvested stock are as follows:

	40 Weeks Ended November 14, 2009
		Weighted-Average
	Shares	Grant-Date Value
Nonvested stock, beginning of period	1,056	$18.95
Granted	93,196	8.96
Vested	(22,687)	10.06
Forfeited	(5,252)	6.70

Nonvested stock, end of period	66,313	$8.92

Stock-based compensation expense related
to nonvested stock	$667,408

As of November 14, 2009, total unrecognized compensation cost related to nonvested stock was $164,655.  This unrecognized compensation cost will be recognized over a weighted-average remaining period of approximately three months.

On November 16, 2009, the Company declared a fourth quarter cash dividend of 16 cents per share which was paid on December 7, 2009, to shareholders of record as of November 30, 2009.

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

The following table sets forth the components of net periodic benefit cost for the defined benefit plans:

in thousands	16 Weeks Ended		16 Weeks Ended
	Pension Plan		Supplemental Retirement Plan
	November 14, 2009	November 8, 2008	November 14, 2009	November 8, 2008
Components of net periodic benefit costs:
Service cost	$-	$83	$-	$22
Interest cost	951	923	26	65
Expected return on plan assets	(967)	(996)	-	-
Amortization of prior service cost	-	14	-	9
Amortization of net loss (gain)	78	215	(47)	(18)

Net periodic benefit cost	$62	$239	$(21)	$78

in thousands	40 Weeks Ended		40 Weeks Ended
	Pension Plan		Supplemental Retirement Plan
	November 14, 2009	November 8, 2008	November 14, 2009	November 8, 2008
Components of net periodic benefit costs:
Service cost	$-	$207	$-	$55
Interest cost	2,378	2,305	65	163
Expected return on plan assets	(2,418)	(2,488)	-	-
Amortization of prior service cost	-	34	-	24
Amortization of net loss (gain)	196	537	(116)	(46)

Net periodic benefit cost	$156	$595	$(51)	$196

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

The Company contributed $1.2 million to its pension plan in the first three quarters of 2009 and estimates it will contribute a further $315,000 for fiscal year 2009. Future contributions to the pension plan will be dependent upon legislation, future changes in discount rates and the earnings performance of plan assets.

The Company also maintains a noncontributory pension plan that covers all Sears Portrait Studios Canadian employees meeting certain service requirements.  The plan provides pension benefits based on an employee’s length of service and annual compensation earned.  As of February 28, 2005, the Company amended its plan to implement a freeze of future benefit accruals under the plan, except for those employees with ten or more years of service and who had attained age 50 on that date (the “Grandfathered Members”), who were grandfathered and whose benefits continued to accrue.  On June 10, 2009, the Company amended the plan to implement a freeze of future benefit accruals for the remaining Grandfathered Members, effective July 31, 2009.  The freeze of future benefit accruals for the remaining Grandfathered Members did not have a material effect on the Company’s financial statements.

NOTE 12 -	INCOME TAXES

In accordance with ASC Topic 740, “Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, the following required information is provided:

•
Unrecognized tax benefits were approximately $2.7 million at both November 14, 2009, and February 7, 2009.  If these unrecognized tax benefits were recognized, approximately $2.7 million would impact the effective tax rate.  It is not expected the amount of these unrecognized tax benefits will change in the next 12 months.

•
The Company recognizes interest expense and penalties related to the above-unrecognized tax benefits within income tax expense.  Due to the nature of the unrecognized tax benefits, the Company had $82,000 and $36,000 accrued interest and penalties as of November 14, 2009, and February 7, 2009, respectively.

•
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, many states, Mexican and Canadian jurisdictions.  The Company is no longer subject to U.S. Federal income tax examination for the years prior to 2003.   There are currently no ongoing examinations by state taxing authorities.

NOTE 13 -	COMMITMENTS AND CONTINGENCIES

Standby Letters of Credit

As of November 14, 2009, the Company had standby letters of credit outstanding in the principal amount of $20.1 million primarily used in conjunction with the Company’s various large deductible insurance programs.

Settlement Commitment

The Company is obligated to remit Sears additional payments as stipulated in the settlement of the previous license agreement.  An amount of $150,000 is due on December 31st in each 6 successive years, commencing December 31, 2009; these amounts have been accrued at present value in the Interim Consolidated Balance Sheet as of November 14, 2009.

Contingent Lease Obligations

In July 2001, the Company announced the completion of the sale of its Wall Décor segment, Prints Plus, which included the ongoing guarantee of certain operating real estate leases of Prints Plus.  As of November 14, 2009, the maximum future obligation to the Company under its guarantee of remaining leases is approximately $443,000 before consideration of replacement tenant income.  To recognize the risk associated with these leases based upon the Company’s past experience with renegotiating lease obligations and the management’s evaluation of remaining lease liabilities, the Company has recorded lease obligation reserves totaling approximately $342,000 at November 14, 2009.  Based on the status of remaining leases, the Company believes that the $342,000 reserve is adequate to cover the potential losses to be realized under the Company’s remaining operating lease guarantees.

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

The Company was a defendant in a lawsuit entitled Picture Me Press LLC v. Portrait Corporation of America, et al., Case No. 5:08cv32, which was filed in the United States District Court for the Northern District of Ohio on January 4, 2008.  The suit alleged that the Company’s use of the name PictureMe Portrait Studios® infringed Plaintiff’s trademark for its picture books and sought damages and injunctive relief.   The parties agreed to full resolution of the claims of the case on August 12, 2009. The case was dismissed with prejudice on October 2, 2009.  The matter has resulted in the Company recording a $0.1 million charge in other charges and impairments in the third quarter of 2009, totaling $0.5 million YTD; net of expected (probable) insurance reimbursement of $0.6 million for expenses related to the matter, for which a receivable is recorded as of November 14, 2009.

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

EXECUTIVE OVERVIEW

The Company’s Operations

CPI Corp. is a long-standing leader, based on sittings, number of locations and related revenues, in the professional portrait photography of young children, individuals and families.  From a single studio opened by our predecessor company in 1942, we have grown to 2,938 studios throughout the U.S., Canada, Mexico and Puerto Rico, principally under license agreements with Sears and lease and license agreements with Walmart.  The Company has provided professional portrait photography for Sears’ customers since 1959 and has been the only Sears portrait studio operator since 1986.  CPI is the sole operator of portrait studios in Walmart Stores and Supercenters in the U.S., Canada, Mexico and Puerto Rico.   Management has determined the Company operates as a single reporting segment offering similar products and services in all locations.

As of the end of the third quarter in fiscal years 2009 and 2008, the Company’s studio counts were:

	November 14, 2009	November 8, 2008
Within Sears stores:
United States and Puerto Rico	873	891
Canada	110	110

Within Walmart stores:
United States and Puerto Rico	1,552	1,656
Canada	259	254
Mexico	115	118

Locations not within Sears or Walmart stores	29	33

Total	2,938	3,062

Certain under-performing PMPS studios have been closed since the third quarter of 2008 in order to improve overall financial results.

As of September 17, 2009, all of the Company’s studios are digital.  Effective August 19, 2009, the Company entered into a new six-year license agreement with Sears Canada, pursuant to which the Company will operate professional portrait studios in approximately 110 Sears locations in Canada.  The terms of the agreement provide greater operating flexibility than the previous contract.  As a result of this new agreement, the Company converted all remaining film studios in Canada to a digital format in the 2009 third quarter.  The Company plans to deliver steadily increasing growth through harvesting opportunities from its digital platform to create diversified revenue streams, driving productivity and profitability gains, leveraging its manufacturing capacity and efficiency and implementing aggressive, targeted marketing campaigns.

RESULTS OF OPERATIONS

A summary of consolidated results of operations and key statistics follows:

in thousands, except share and per share data	16 Weeks Ended		40 Weeks Ended
	November 14, 2009	November 8, 2008	November 14, 2009	November 8, 2008

Net sales	$107,286	$115,689	$282,130	$308,619

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	8,032	11,288	21,643	31,412
Selling, general and administrative expenses	99,940	109,552	245,480	269,761
Depreciation and amortization	6,320	8,616	17,913	21,673
Other charges and impairments	1,144	2,092	3,751	4,946
	115,436	131,548	288,787	327,792

Loss from operations	(8,150)	(15,859)	(6,657)	(19,173)

Interest expense	2,542	3,866	5,961	6,753
Interest income	130	87	370	567
Other income, net	236	56	253	59

Loss before income tax benefit	(10,326)	(19,582)	(11,995)	(25,300)
Income tax benefit	(3,524)	(6,507)	(4,094)	(8,727)

Net loss from continuing operations	(6,802)	(13,075)	(7,901)	(16,573)
Net loss from discontinued operations	-	(266)	-	(625)

NET LOSS	$(6,802)	$(13,341)	$(7,901)	$(17,198)

NET LOSS PER COMMON SHARE

Net loss per share from continuing operations - diluted	$(0.97)	$(2.02)	$(1.13)	$(2.56)
Net loss per share from discontinued operations - diluted	-	(0.04)	-	(0.10)
Net loss per share - diluted	$(0.97)	$(2.06)	$(1.13)	$(2.66)

Net loss per share from continuing operations - basic	$(0.97)	$(2.02)	$(1.13)	$(2.56)
Net loss per share from discontinued operations - basic	-	(0.04)	-	(0.10)
Net loss per share - basic	$(0.97)	$(2.06)	$(1.13)	$(2.66)

Weighted average number of common and common equivalent
shares outstanding - diluted	7,003,832	6,479,496	6,987,746	6,467,352

Weighted average number of common and common equivalent
shares outstanding - basic	7,003,832	6,479,496	6,987,746	6,467,352

 16 weeks ended November 14, 2009 compared to 16 weeks ended November 8, 2008

The Company reported a net loss of $6.8 million, or ($0.97) per diluted share, for the fiscal 2009 third quarter ended November 14, 2009, versus a net loss of $13.3 million, or ($2.06) per diluted share, in the comparable quarter of fiscal 2008.  The Company believes its third quarter fiscal year 2009 results reflect the successful integration and upgrade of the PictureMe Portrait Studio® studios as well as the impact of cost reductions and productivity improvements implemented throughout the organization.

Net sales totaled $107.3 million and $115.7 million in the third quarter of fiscal 2009 and 2008, respectively.

•
Net sales for the fiscal 2009 third quarter decreased $8.4 million, or 7.2%, to $107.3 million from the $115.7 million reported in the third quarter of 2008.  Excluding negative impacts of net revenue recognition change ($3.5 million) and store closures ($2.7 million) and the positive effect of a shift in calendar end of the quarter, comparable same-store sales decreased approximately 7.2%.  The calendar adjustment accounts for the shift in the Veteran’s Day week from the fourth quarter in 2008 to the third quarter in 2009.  Veteran’s Day week initiates the holiday season for portrait activity, and therefore, this adjustment was necessary to achieve comparability.

•
Net sales from the Company’s PictureMe Portrait Studio® brand (PMPS), on a comparable same-store basis, excluding impacts of net revenue recognition change, loyalty program revenue deferral, store closures and other items, totaling $0.9 million, increased 4.5% in the third quarter of 2009 to $60.7 million from $58.1 million in the third quarter of 2008.  The improved PMPS sales performance for the third quarter was the result of an approximate 24.9% increase in average sale per customer sitting, offset in part by an approximate 16.4% decline in the number of sittings.

•
During the third quarter of 2009, net sales from the Company’s Sears Portrait Studio brand (SPS), on a comparable same-store basis, excluding impacts of net revenue recognition change, loyalty program revenue deferral, store closures and other items, totaling $1.1 million, was $52.9 million, a decrease of 17.7% from $64.4 million in the third quarter of 2008.  SPS sales performance for the third quarter was the result of a decline of approximately 18.9% in the number of sittings, offset slightly by an increase of 1.5% in sales per sitting.

Costs and expenses were $115.4 million in the third quarter of 2009, down from the $131.5 million recorded in the third quarter of 2008.  The Company remains committed to its cost-reduction initiatives and will continue its financial discipline heading into 2010.

•
Cost of sales, excluding depreciation and amortization expense was $8.0 million in the third quarter of 2009, compared with $11.3 million in the third quarter of 2008.  The decrease is principally attributable to lower overall manufacturing production levels, improved productivity due to lab consolidations, the elimination of film and related shipping costs stemming from the PMPS digital conversion, and decreased overhead costs resulting from the integration of the PMPS operations.

•
Selling, general and administrative (SG&A) expenses were $99.9 million for the third quarter of 2009, compared with $109.6 million in the third quarter of 2008.  The decrease in SG&A expenses primarily relates to lower studio employment costs of $3.0 million due to scheduling improvements and selected operating hour reductions; lower other employment costs of $1.5 million primarily due to changes in exchange rates, cost control and lower sales levels; fiscal 2008 nonrecurring costs of $1.7 million associated with the PMPS digital conversion; elimination of duplicative costs in connection with the PMPS integration totaling $1.3 million; reduced employee insurance costs of $1.3 million due to lower participation and claims levels; reduced workers’ compensation expense of $1.2 million due to improved claims management; and $3.0 million in other cost reductions attributable to cost control initiatives, operating efficiencies and lower sales levels.  These decreases were offset in part by increases in higher average hourly studio rates of approximately $1.2 million in connection with new studio and field initiatives; an increase due to a change in the estimate methods used for recognizing advertising cost of $0.9 million; and increased host commission rates per contractual agreements of  $1.2 million.

•
Depreciation and amortization expense was $6.3 million in the third quarter of 2009, compared with $8.6 million in the third quarter of 2008.  Depreciation expense decreased due to a reduction in expense related to the streamlining of manufacturing facilities as well as certain assets from the SPS digital conversion that have become fully depreciated in fiscal 2009;  however, it was offset in part by an increase as a result of the digital equipment purchased for the PMPS digital conversion throughout fiscal 2008

•
In the third quarter of 2009, the Company recognized $1.1 million in other charges and impairments, compared with $2.1 million recognized in the third quarter of 2008.  The current-year charges are primarily associated with lab closures.  The prior-year charges are primarily associated with approximately $0.5 million of litigation costs, $0.7 million of fees incurred in connection with the settlement of the previous Sears license agreement, and $0.9 million of PMPS integration charges, including severance and lab closure costs.

Interest expense was $2.5 million in the third quarter of 2009 compared with $3.9 million in the comparable prior year period.  The decrease in interest expense primarily relates to the change in the interest rate swap value of $1.6 million.

Income tax benefit from continuing operations was $3.5 million in the third quarter of 2009 compared to $6.5 million in the third quarter of 2008.  The resulting effective tax rates were 34.1% in 2009 and 33.2% in 2008.  The change in the effective tax rate in 2009 is primarily attributable to a decrease in Canadian tax rates.

Net losses from discontinued operations were $0 and $266,000 in the third quarters of 2009 and 2008, respectively.  During the fourth quarter of 2008, the Company decided to discontinue its Portrait Gallery and E-Church operations in order to eliminate the unprofitable operations.

40 weeks ended November 14, 2009 compared to 40 weeks ended November 8, 2008

The Company reported a net loss of $7.9 million, or ($1.13) per diluted share, for the first three quarters of fiscal year 2009, ended November 14, 2009, versus a net loss of $17.2 million, or ($2.66) per diluted share, in the comparable prior year period.  The Company believes its first three quarters’ 2009 results reflect the successful integration and upgrade of the PictureMe Portrait Studio® studios as well as the impact of cost reductions and productivity improvements implemented throughout the organization.

Net sales totaled $282.1 million and $308.6 million in the first three quarters of fiscal 2009 and 2008, respectively.

•
Net sales for the first three quarters of 2009 decreased $26.5 million, or 8.6% to $282.1 million from the $308.6 million reported in the first three quarters of 2008.  Excluding the negative impacts of store closures ($6.0 million), net revenue recognition change ($4.3 million), revenue deferral related to positive response to the Company’s loyalty programs ($4.2 million), and other net adjustments ($0.9 million),  and the positive effects of a shift in calendar end of the quarter ($5.5 million) and foreign currency translation ($4.9 million), comparable same-store sales decreased $11.7 million, or 3.8%.  The calendar adjustment accounts for the shift in the Veteran’s Day week from the fourth quarter in 2008 to the third quarter in 2009.  Veteran’s Day week initiates the holiday season for portrait activity, and therefore, this adjustment was necessary to achieve comparability.

•
Net sales from the Company’s PictureMe Portrait Studio® brand (“PMPS”), on a comparable same-store basis, excluding impacts of foreign currency translation, store closures, net revenue recognition change, loyalty program revenue deferral and other items, totaling ($12.9) million, increased 10.4%, in the first three quarters of 2009 to $158.1 million from $143.2 million in the first three quarters of 2008.  PMPS sales performance for the first three quarters was the result of an approximate 37.5% increase in average sale per customer sitting, offset in part by an approximate 19.7% decline in the number of sittings.  The Company attributes its increase in average sale per customer sitting primarily to customers’ positive response to the new offerings made possible by the recently completed digital conversion and the implementation of new sales and performance management processes.  The Company believes the sittings decline reflects the difficult economic environment, which has especially pressured customer demand in lower income categories.

•
Net sales from the Company’s Sears Portrait Studio brand (“SPS”), on a comparable same-store basis, excluding impacts of loyalty program revenue deferral, foreign currency translation, net revenue recognition change, store closures and other items, totaling ($2.2) million, decreased to $136.3 million, a decrease of 16.3%, from the $163.0 million in the first three quarters of 2008.  SPS sales performance for the first three quarters was the result of declines in the number of sittings and sales per sitting of approximately 16.3% and 0.1%, respectively.   The Company believes the decline in SPS brand sales reflects the difficult economic environment, which pressured sittings volumes (particularly in the off-season) and led to an especially pronounced reduction in walk-in business not tied to the Company’s direct marketing programs.  The Company believes declines have been mitigated in part by improving execution of the Company’s customer outreach and loyalty programs.

Costs and expenses were $288.8 million in the first three quarters of 2009, down significantly from the $327.8 million recorded in the first three quarters of 2008.

•
Cost of sales, excluding depreciation and amortization expense, was $21.6 million in the first three quarters of 2009, compared with $31.4 million in the first three quarters of 2008.   The decrease is principally attributable to lower overall manufacturing production levels, improved product mix, increased manufacturing productivity, the elimination of film and related shipping costs stemming from the PMPS digital conversion, and decreased overhead costs resulting from the integration of the PMPS operations.

•
Selling, general and administrative (“SG&A”) expenses were $245.5 million for the first three quarters of 2009, compared with $269.8 million in the first three quarters of 2008.  The decrease in SG&A expenses primarily relates to lower studio employment costs of $8.7 million due to scheduling improvements and selected operating hour reductions; fiscal 2008 nonrecurring costs of $5.3 million associated with the PMPS digital conversion; lower field and other employment costs of $4.1 million primarily due to restructuring field management, changes in exchange rates, cost control and lower sales levels; elimination of duplicative costs in connection with the PMPS integration totaling $3.8 million; reduced workers’ compensation expense of $2.4 million due to improved claims management; reduced employee insurance costs of $2.4 million related to lower participation and claims levels; and $5.4 million in other net cost reductions attributable to cost control initiatives, operating efficiencies and lower sales levels.  These decreases were offset in part by increases in higher average hourly studio rates of approximately $4.6 million in connection with new studio and field initiatives; and increased host commission rates per contractual agreements of  $3.2 million.

•
Depreciation and amortization decreased to $17.9 million in the first three quarters of 2009 from $21.7 million in the first three quarters of 2008.  The decrease in depreciation and amortization is primarily attributable to certain assets, acquired in connection with the 2007 acquisition of PCA, becoming fully depreciated subsequent to the prior-year first quarter and a reduction in expense related to the streamlining of manufacturing facilities.  This decrease is offset in part by an increase in depreciation attributable to the equipment purchased for the PMPS digital conversion throughout fiscal year 2008.

•
In the first three quarters of 2009, the Company recognized $3.8 million in other charges and impairments, compared with $4.9 million recognized in the first three quarters of 2008.  The current year charges are primarily associated with certain PMPS integration charges, including severance of $1.0 million and lab closure costs of $1.4 million, proxy contest fees of $0.9 million, and litigation costs of $0.5 million.  The prior-year charges are primarily associated with certain fees incurred in connection with the settlement of the previous Sears license agreement of $1.7 million, litigation costs of $1.5 million, and certain PMPS integration charges, including severance and lab closure costs of $1.7 million.

Interest expense was $6.0 million in the first three quarters of 2009 compared with $6.8 million in the comparable prior year period.  The decrease in interest expense primarily relates to the change in the interest rate swap value of $0.9 million.

Interest income was $370,000 in the first three quarters of 2009 compared with $567,000 in the comparable prior year period.  This decrease primarily relates to lower average invested balances in the first three quarters of 2009 as compared to the first three quarters of 2008, the result of higher capital spending throughout 2008 related to the digital conversion of PMPS.

Income tax benefit from continuing operations was $4.1 million in the first three quarters of 2009 compared to $8.7 million in the comparable prior year period.  The resulting effective tax rates were 34.1% in 2009 and 34.5% in 2008.  The change in the effective tax rate in 2009 is primarily attributable to a projected decrease in the impact of job tax credits offset by a decrease in Canadian tax rates.

Net losses from discontinued operations were $0 and $625,000 in the first three quarters of 2009 and 2008, respectively.  During the fourth quarter of 2008, the Company decided to discontinue its Portrait Gallery and E-Church operations in order to eliminate the unprofitable operations.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of the Company’s cash flows for the first three quarters of 2009 and 2008:
in thousands	40 Weeks Ended
	November 14, 2009	November 8, 2008
Net cash provided by (used in):
Operating activities	$142	$(13,653)
Financing activities	(12,563)	(6,137)
Investing activities	(3,052)	(31,101)
Effect of exchange rate changes on cash	93	(163)
Net decrease in cash	$(15,380)	$(51,054)

Net Cash Provided By (Used In) Operating Activities

Net cash provided by operating activities was $142K during the first three quarters of 2009 compared to net cash used of $13.7 million in the comparable period of 2008.  Cash flows in the first three quarters of 2009 increased from the first three quarters of 2008 primarily due to net operating income and the timing of payments related to changes in the various balance sheet accounts totaling approximately $13.6 million, a decrease in pension contributions of $1.5 million and an increase in income tax refunds, net of payments, of $1.0 million.  These increases were offset in part by additional cash used related to advertising of approximately $1.2 million, primarily for the Easter holiday, and $1.4 million in bonus and incentives related to new studio and field initiatives.

Net Cash Used In Financing Activities

Net cash used by financing activities was $12.6 million during the first three quarters of 2009 compared to net cash used of $6.1 million in the comparable period of 2008.  The first three quarters of 2008 included short-term borrowings of $5.5 million that did not recur in 2009.  Additionally, 2009 included $943,000 in fees paid to creditors in connection with the Amendment to the Credit Agreement in the first quarter of 2009, the amount of which is being amortized over the remainder of the life of the loan in addition to fees that are currently being amortized.

At November 14, 2009, the Company had $97.0 million outstanding under its existing Credit Agreement.  The Company was in compliance with its covenants under its Credit Agreement as of November 14, 2009.

On December 21, 2009, the Company made a voluntary debt prepayment of $19.0 million toward the $7.0 million required amortization payment due on December 31, 2009 and a portion of its estimated excess cash flow payment due on May 7, 2010.  The prepaid amount is classified as a current liability.  This payment was made from fourth quarter operating cash flow.

Net Cash Used In Investing Activities

Net cash used in investing activities was $3.1 during the first three quarters of 2009 as compared to $31.1 million during the first three quarters of 2008.  This decrease was primarily attributable to a decrease in capital expenditures of $26.7 million in the first three quarters of 2009 compared to the prior year comparable period since the digital conversion is now completed.  Additionally, the company received proceeds from the sale of property and equipment of $1.3 million, primarily related to the sales of the Charlotte, North Carolina warehouse in the second quarter of 2009.

Off-Balance Sheet Arrangements

Other than standby letters of credit primarily used to support the Company’s various large deductible insurance programs and the ongoing guarantee of certain operating real estate leases of Prints Plus, both of which are more fully discussed in the following Commitments and Contingencies section, the Company has no additional off-balance sheet arrangements.

Commitments and Contingencies

Standby Letters of Credit

As of November 14, 2009, the Company had standby letters of credit outstanding in the principal amount of $20.1 million primarily used in conjunction with the Company’s various large deductible insurance programs.

Settlement Commitment

The Company is obligated to remit Sears additional payments as stipulated in the settlement of the previous license agreement.  An amount of $150,000 is due on December 31st in each 6 successive years, commencing December 31, 2009; these amounts have been accrued at present value in the Interim Consolidated Balance Sheet as of November 14, 2009.

Contingent Lease Obligations

In July 2001, the Company announced the completion of the sale of its Wall Décor segment, Prints Plus, which included the ongoing guarantee of certain operating real estate leases of Prints Plus.  As of November 14, 2009, the maximum future obligation to the Company under its guarantee of remaining leases is approximately $443,000 before consideration of replacement tenant income.  To recognize the risk associated with these leases based upon the Company’s past experience with renegotiating lease obligations and the management’s evaluation of remaining lease liabilities, the Company has recorded lease obligation reserves totaling approximately $342,000 at November 14, 2009.  Based on the status of remaining leases, the Company believes that the $342,000 reserve is adequate to cover the potential losses to be realized under the Company’s remaining operating lease guarantees.

Liquidity

Cash flows from operations, cash and cash equivalents and the seasonal borrowing capacity under the revolving portion of the Company’s Credit Agreement, represent expected sources of funds in 2009 to meet the Company’s obligations and commitments, including debt service, annual dividends to shareholders, planned capital expenditures, which are estimated to be approximately $5.0 million for fiscal 2009, and normal operating needs.

ACCOUNTING PRONOUNCEMENTS AND POLICIES

Adoption of New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB No. 162” (“SFAS No. 168”).  SFAS No. 168 provided for the FASB Accounting Standards Codification (“ASC” or the “Codification”) to become the single official source of authoritative, nongovernmental U.S. GAAP.  The Codification did not change U.S. GAAP but reorganized existing literature and is effective for interim and fiscal years ending after September 15, 2009.  The Company adopted the provisions of SFAS No. 168 (referenced as ASC Topic 105, “Generally Accepted Accounting Principles” (“ASC Topic 105”) under the Codification) on July 26, 2009.  The effect was not material to the Company’s financial statements; however, references to legacy U.S. GAAP, where appropriate, have been replaced with their respective ASC references.  Additionally, all authoritative U.S. GAAP issued by the FASB after July 1, 2009, has been designed to update the Codification and will now be referred to as Accounting Standards Updates (“ASU”).  ASU No. 2009-01, “Topic 105 – Generally Accepted Accounting Principles – amendments based on SFAS No. 168” issued in June 2009, created ASC Topic 105, as noted above, in the General Principles and Objective Section of the Codification and includes SFAS No. 168 in its entirety, including the accounting standards update instructions.

In September 2009, the FASB issued ASU No. 2009-06, “Income Taxes” (“ASU No. 2009-06”).  ASU No. 2009-06 provides additional implementation guidance to improve current accounting by helping to achieve consistent application of accounting for uncertainty in income taxes and is effective for interim and annual periods ending after September 15, 2009.  The Company adopted the applicable requirements of ASU No. 2009-06 on July 26, 2009, and the effect was not material to the Company’s financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures” (“ASU No. 2009-05”).  ASU No. 2009-05 supplements and amends the guidance in ASC Topic 820, “Fair Value Measurements and Disclosures” to clarify how an entity should measure the fair value of liabilities and outlines alternative valuation methods and a hierarchy for their use.  ASU No. 2009-05 also clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurement of its fair value.  ASU No. 2009-05 is effective for interim and annual periods beginning after issuance of the Update.  The Company adopted the applicable requirements of ASU No. 2009-05 on July 26, 2009, and the effect was not material to the Company’s financial statements.

ASC Topic 855, “Subsequent Events” (“ASC Topic 855”) (formerly SFAS No. 165, “Subsequent Events” issued by the FASB in May 2009 and effective for interim and fiscal years ending after June 15, 2009) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In accordance with ASC Topic 855, the Company performed an evaluation of subsequent events through December 21, 2009, the date which the financial statements were issued, and determined no subsequent events had occurred which would require adjustment to or additional disclosure in its interim consolidated financial statements.

ASC Topic 715, “Compensation – Retirement Benefits” (“ASC Topic 715”) (which includes certain disclosure requirements issued under FASB Staff Position SFAS No. 132R-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets”, an amendment of SFAS No. 132 (revised 2003), “Employers’ Disclosure about Pensions and Other Postretirement Benefits”, in December 2008 and effective for fiscal years ending after December 15, 2009) requires more detailed disclosures regarding defined benefit pension plan assets including investment policies and strategies, major categories of plan assets, valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets.  These enhanced disclosures are required for fiscal years ending after December 15, 2009.  Upon initial application, the enhanced disclosures are not required for earlier periods that are presented for comparative purposes.  The Company is currently evaluating the enhanced disclosure requirements under ASC Topic 715.

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

Long-Lived Asset Recoverability

In accordance with ASC Topic 360, “Property, Plant, and Equipment” (“ASC Topic 360”) long-lived assets, primarily property and equipment, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  The impairment test, as prescribed under ASC Topic 360, is a two-step process.  If the carrying value of asset exceeds the expected future cash flows (undiscounted and without interest) from the asset, impairment is indicated.  The impairment loss recognized is the excess of the carrying value of the asset over its fair value less cost to sell.  As of November 14, 2009, no impairment was indicated.

Recoverability of Goodwill and Acquired Intangible Assets

The Company accounts for goodwill under ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC Topic 350”) which requires the Company to test goodwill for impairment on an annual basis, and between annual tests whenever events or changes in circumstances indicate the carrying amount may not be recoverable.  ASC Topic 350 prescribes a two-phase process for impairment testing of goodwill.  The first phase is a screen for impairment, which compares the reporting units’ estimated fair value to their carrying values.  If the carrying value exceeds the estimated fair value in the first phase, the second phase is performed in which the Company’s goodwill is written down to its implied fair value, which the Company would determine based upon a number of factors, including operating results, business plans and anticipated future cash flows.

The Company performs its annual impairment test at the end of its second quarter, or more frequently if circumstances indicate the potential for impairment.  As of July 25, 2009, the end of the Company’s second quarter, the Company completed its annual impairment test and concluded that the estimated fair values of its reporting units exceeded their carrying values, and therefore, no impairment was indicated.  As of November 14, 2009, the end of the Company’s 2009 third quarter, the Company considered possible impairment triggering events since the July 25, 2009, impairment test date, including its market capitalization relative to the carrying value of its net assets, as well as other relevant factors, and concluded that no goodwill impairment was indicated at that date.  The reporting units, for purposes of this test, have fair values substantially in excess of carrying value.

The Company reviews its intangible assets with definite useful lives under ASC Topic 360, which requires the Company to review for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of intangible assets with definite useful lives is measured by a comparison of the carrying amount of the asset to the estimated future undiscounted cash flows expected to be generated by such assets.  If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, which is determined on the basis of discounted cash flows.

As a result of the challenging economic and consumer retail environment, as of November 14, 2009, the Company considered possible impairment triggering events, including projected cash flow data, as well as other relevant factors, and concluded that no impairment was indicated at that date.  It is possible that changes in circumstances, assumptions or estimates, including historical and projected cash flow data, utilized by the Company in its evaluation of the recoverability of its intangible assets with definite useful lives, could require the Company to write-down its intangible assets and record a non-cash impairment charge, which could be significant, and would adversely affect the Company’s financial position and results of operations.

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

At November 14, 2009, all of the Company’s debt obligations have floating interest rates, however, the swap agreement discussed below has effectively fixed the rate on $57.5 million of the debt.  The impact of a 1% change in interest rates affecting the Company’s debt would be minimal and would increase or decrease interest expense by approximately $399,600.

The Company’s net assets, net earnings and cash flows from its Canadian and Mexican operations are based on the U.S. dollar equivalent of such amounts measured in the respective country’s functional currency.  Assets and liabilities are translated to U.S. dollars using the applicable exchange rates as of the end of a reporting period.  Revenues, expenses and cash flows are translated using the average exchange rate during each period.  The Company’s Canadian operations constitute 14.4% of the Company’s total assets and 12.5% of the Company’s total sales as of and for the 40 weeks ended November 14, 2009.  A hypothetical 10% unfavorable change in the Canadian-to-U.S. dollar exchange rate would cause an approximate $818,000 decrease to the Company’s net asset balance and could materially adversely affect its revenues, expenses and cash flows.  The Company’s exposure to changes in foreign exchange rates relative to the Mexican operations is minimal, as Mexican operations constitute only 0.9% of the Company’s total assets and 2.1% of the Company’s total sales as of and for the 40 weeks ended November 14, 2009.

The Company has an interest rate swap to reduce exposure to market risk from changes in interest rates by swapping an unknown variable interest rate for a fixed rate.  This swap agreement has not been designated as a hedge as it has been determined that it does not qualify for hedge accounting treatment.  The principal objective of this contract is to minimize the risks and/or costs associated with the Company’s variable rate debt.  Gains and losses are recognized in the statement of operations as interest expense throughout the interest period.  The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to this financial instrument; however, the counterparty to this agreement is a major financial institution, and the risk of loss due to nonperformance is considered by management to be minimal.  The Company does not hold or issue interest rate swaps for trading purposes.  The following is a summary of the economic terms of the agreement at November 14, 2009:

Notional amount	$57,500,000

Fixed rate paid	4.97%

Variable rate received	0.25%

Effective date	September 17, 2007

Expiration date	September 17, 2010

Item 4.	Controls and Procedures

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

Under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of November 14, 2009.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of November 14, 2009.

b)	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended November 14, 2009, which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 of the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CPI CORP.
(Registrant)

By:           /s/Dale Heins
________________________________
Dale Heins
Senior Vice President, Finance and
Chief Financial Officer
(Principal Financial Officer)

By:           /s/Rose O’Brien
________________________________
Rose O’Brien
Vice President, Corporate Controller
(Principal Accounting Officer)

Date: December 22, 2009

CPI CORP.
E-1
EXHIBIT INDEX

10.58	Amendment to Chairman's Agreement by and between CPI Corp. and David Meyer, dated September 25, 2009.
(Confidential treatment requested for portions of this document.)

11.1	Computation of Per Common Share Loss - Diluted - for the 16 and 40 weeks ended November 14, 2009, and November 8, 2008.

11.2	Computation of Per Common Share Loss - Basic - for the 16 and 40 weeks ended November 14, 2009, and November 8, 2008.

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934 by the Chief Executive Officer.

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934 by the Chief Financial Officer.

32.0	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
by the Chief Executive Officer and the Chief Financial Officer.