Form 10-Q/A
period 2009-11-14
CPI CORP
filed 2010-01-07
CIK 25354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Large accelerated filer ☐     Non-accelerated filer ☐     Accelerated filer ☒     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes    ☒ No

As of December 21, 2009, 7,008,490 shares of the registrant’s common stock were outstanding.

INTRODUCTORY NOTE

CPI Corp. (“CPI”, the “Company” or “we”) is filing this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 14, 2009, as originally filed on December 22, 2009, with the Securities and Exchange Commission (referred to as the “Original Filing”).  Specifically, this amendment amends the cover page of the Original Filing to include the number of shares of the registrant’s common stock that were outstanding on December 21, 2009.  This information was inadvertently omitted from the Original Filing.  This Amendment No. 1 does not reflect events occurring after the date of the Original Filing or modify or update those disclosures affected by subsequent events.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th  day of January 2010.

CPI CORP.

By:	/s/Dale Heins
Dale Heins
Senior Vice President, Finance, Chief Financial Officer and Treasurer

Date: January 7, 2010