Form 10-K
period 2010-02-06
CPI CORP
filed 2010-04-22
CIK 25354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 6, 2010                                                                                or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐Yes  ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐Yes  ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes   ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐Yes   ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer  ☐  Non-accelerated filer  ☐  Accelerated filer  ☒  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐Yes    ☒No

As of July 25, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $93,102,000 based on the closing sales price of the common stock as reported on the New York Stock Exchange.

As of April 16, 2010, 9,671,756 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Annual Report incorporates by reference certain information from the registrant’s definitive proxy statement for the 2010 annual meeting of the shareholders, which the registrant intends to file with the Securities and Exchange Commission no later than 120 days after the close of the registrant’s fiscal year ended February 6, 2010.

Forward-Looking Statements

The statements contained in this report, and in particular in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties.  The Company identifies forward-looking statements by using words such as "preliminary," "plan," "expect," "looking ahead," "anticipate," "estimate," "believe," "should," "intend," and other similar expressions.  Management wishes to caution the reader that these forward-looking statements, such as the Company’s outlook for portrait studios, net income, future cash requirements, cost savings, compliance with debt covenants, valuation allowances, reserves for charges and impairments and capital expenditures, are only predictions or expectations; actual events or results may differ materially as a result of risks facing the Company.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” beginning on page 8 of this report.  The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business

An Overview of the Company

CPI Corp. (“CPI”, the “Company” or “we”), a Delaware corporation formed in 1982, is a long-standing leader, based on sittings, number of locations and related revenues, in the professional portrait photography of young children, individuals and families.  From a single studio opened by our predecessor company in 1942, we have grown to 2,935 studios, as of February 6, 2010, throughout the U.S., Canada, Mexico and Puerto Rico, principally under license agreements with Sears, Roebuck and Co. (“Sears”) and lease and license agreements with Walmart Stores, Inc. (“Walmart”).

The Company has provided professional portrait photography for Sears’ customers since 1959 and has been the only Sears portrait studio operator since 1986.  On June 8, 2007, the Company completed its acquisition of substantially all of the assets (the “Assets”) of Portrait Corporation of America (“PCA”) and certain of its affiliates (collectively, the “Sellers”) and assumed certain liabilities of PCA (the “PCA Acquisition”).  For purposes of this report, the operations acquired in the PCA Acquisition are operating within CPI Corp. under the trade names PictureMe Portrait Studio® in the U.S., Walmart Portrait Studios in Canada and Estudios Fotografia de Walmart in Mexico, collectively “PMPS” or the “PMPS brand”.   As a result of the PCA Acquisition, CPI is the sole operator of portrait studios in Walmart Stores and Supercenters in all fifty states in the U.S., Canada, Mexico and Puerto Rico.

CPI entered into an Amendment (the “Amendment”) dated as of February 22, 2010, effective as of April 20, 2010, with Toys “R” Us – Delaware, Inc. (the “Licensor”, “Toys “R” Us” or “TRU”) to the Amended and Restated License Agreement  (the “License Agreement”) made and entered into as of December 23, 2005, between TRU and Kiddie Kandids, LLC.  Kiddie Kandids, LLC is a Chapter 7 debtor under Case No. 10-20334 brought before the United States Bankruptcy Court for the District of Utah (the “Bankruptcy Court”).  The Company acquired the License Agreement in its acquisition of certain assets of Kiddie Kandids, LLC in an auction conducted by the Bankruptcy Court.  Under the Amendment, TRU grants CPI an exclusive license to operate photo studios (the “Studios”) in certain Babies “R” Us stores under the Kiddie Kandids name.  The term of the License Agreement, as amended by the Amendment, expires on January 31, 2016.  The Amendment allows CPI significant operating flexibility and collaborative marketing opportunities and provides for the opening of additional locations over the next two years.  The Amendment and the License Agreement contain certain termination rights for both the Company and TRU.

As of February 6, 2010, PMPS operates 1,923 studios worldwide, including 1,549 in the U.S. and Puerto Rico, 260 in Canada and 114 in Mexico and Sears Portrait Studios (“SPS” or the “SPS brand”) operates 1,007 studios worldwide, including 897 in the U.S. and Puerto Rico and 110 in Canada.  Approximately $96.5 million, $15.7 million and $858,000 of long-lived assets are used in our domestic, Canadian and Mexican operations, respectively, as of February 6, 2010.  The Company generated fiscal year 2009 net sales of $359.7 million, $54.8 million and $7.9 million related to its domestic, Canadian and Mexican operations, respectively, which accounted for 85%, 13% and 2% of total revenues in fiscal year 2009, respectively.

We operate websites which support and complement our Sears and Walmart studio operations.  These websites serve as vehicles to archive, share portraits via email (after a portrait session) and order additional portraits and products.  In 2009, revenues from on-line sales and services were approximately $2.2 million.

The Company’s Products and Services

Each of the Company’s portrait studio brands offers customers a wide range of differentiated portrait products, portrait choices, ordering options and service offerings with digital capabilities.  CPI’s full digital process offers significant advantages compared to other portrait providers, including being the only company that employs trained digital technicians who optimize portrait quality during the manufacturing process.  A package sitting consists of a fixed number of portraits, all of the same pose, for a relatively low price. Package customers may buy additional portrait sheets for a fee.  A custom sitting consists of portraits purchased by the sheet and allows for a variety of sizes, poses and backgrounds.  A collection sitting consists of a predetermined number of portraits bundled together at significant savings.

Our PMPS brand focuses on the sales of packages and portrait collections. Our packages are offered in all studios and consist of low-priced advertised “introductory” offers that provide a high volume of portraits with less customization and more limited selections.  Our associates offer customers the opportunity to upgrade to portrait collections in which customers receive a greater variety in terms of poses, sizes and customization.  Our SPS brand focuses on customized portrait solutions that provide a wide variety of selection, customization and an enhanced studio experience.  Due to the wide variety and customization allowed within our Sears studios, the customer is charged a session fee. There are no session fees in our PMPS studios.

Each brand offers customers the opportunity to join a portrait savings club.  Each club requires a one-time membership fee for a certain enrollment period, which is currently one year.  PMPS Portrait Smiles Club and Sears’ Super Saver Program members receive savings on products and services and a free portrait sheet on each returning visit.  Additionally, Sears’ Super Saver Program members pay no session fees for the enrollment period.  Both of these plans were designed to promote customer loyalty while encouraging frequent return visits to the studio.

As of September 17, 2009, all of our studios are digital.  In Sears studios, customer orders are either printed immediately in the studio and/or high-resolution images are transmitted electronically to one of our processing centers for fulfillment.  PMPS studios do not offer on-site printing.  All studios offer same-day portraits with full copyright on a portrait CD.  Our processing centers complete the customer’s orders to their specifications and return them to the studio for pick-up.  Orders placed in studios are generally available for pick-up within 5-10 days from the time of order.

SPS and PMPS studios have the ability to upload images from any portrait session to our safe and secure websites. With a code and individualized passwords, our customers can view their images from home, share them via email with family and friends, and place orders online for portraits or gifts such as personalized t-shirts, mugs, mouse pads and more.

Financial and Other Business Information

See Item 8 – Financial Statements and Supplementary Data for information on our financial condition, including revenues and net earnings for each of the last three fiscal years.  For geographic related information, see Note 1 to the Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies.

The Company’s results of operations for the fiscal year 2009 were adversely impacted as a result of the challenging economic environment, which affected discretionary purchases such as portraiture.  As part of the Company’s continuing response to the market challenges, it has executed a number of cost reductions, which include delay or cancellation of certain expenditures.  See Item 1A – Risk Factors and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information related to market challenges.

The Company’s Host Relationships

Sears

We have enjoyed a strong relationship with Sears for over 50 years under a series of license agreements, the most recent of which was entered into on December 22, 2008, pursuant to which the Company operates professional portrait studios at Sears locations in the U.S.

Pursuant to the terms and subject to the conditions of the License Agreement, we operate professional portrait studios under the name “Sears Portrait Studios.” The term of the License Agreement commenced on January 1, 2009, and ends on December 31, 2014.  The Company has the right to extend the License Agreement for up to four additional years if (i) it makes over a certain amount of capital expenditures with respect to Sears U.S. studios that are approved by Sears within a 12 month period, (ii) the net sales under the contract satisfy certain sales growth targets in 2013 or (iii) the Company pays Sears the amount that we would have owed Sears if the sales growth targets were met (taking into account amounts already paid to Sears).  Under the License Agreement, the Company pays Sears a percentage commission on the net sales of the Sears U.S. studios that is higher than the commission under the previous license agreement with Sears.  The Company shares with Sears a portion of actual savings from operating productivity improvements implemented through the cooperation of the parties.  The increase in commission rates has been substantially offset by these operating productivity improvements.  Under the terms of our existing License Agreement with Sears in the United States, Sears is under no contractual obligation to invite us to open portrait studios in their new stores.  Once we do establish a portrait studio in a new Sears store, that studio is then governed by the terms of our existing License Agreement.

The License Agreement contains certain termination rights for both the Company and Sears.  These termination events include: (i) a breach of the License Agreement that is not cured (if curable) within thirty (30) days of written notice of such breach, (ii) the occurrence of a change of control of the Company without Sears’ consent, (iii) the Company’s conviction or pleading no contest to a felony or the Company engages in any conduct that is likely to materially adversely affect the Company, its Sears U.S. studios or Sears, and (iv) the Company’s failure to maintain appropriate insurance coverage or its failure to pay amounts owed to Sears under the License Agreement when due.  In addition, Sears may terminate the License Agreement solely with respect to any affected Sears U.S. studio due to the closing of a Sears store.

Upon expiration of the term of the License Agreement or upon certain termination events, Sears shall have the right to purchase certain furniture, fixtures and equipment located at the Sears U.S. studios at fair market value, as determined by three independent ASA certified equipment appraisals.

On December 22, 2008, the Company and Sears entered into a Letter Agreement (the “Letter Agreement”) to resolve all amounts owed with respect to the adjustment provision to Earned Commissions set forth under paragraph (B)(2) to Exhibit C to the previous license agreement which expired on December 31, 2008, and in settlement of certain other obligations under the previous license agreement.  Pursuant to the terms and subject to the conditions of the Letter Agreement, the Company agreed to pay Sears $6,750,000 in cash upon the execution of the Letter Agreement, $1,500,000 in cash on April 30, 2009, and $150,000 annually for six years. In addition, the Company transferred 325,000 shares of common stock to Sears.   For further details and accounting treatment, see Note 12 and Note 16 to the Notes to Consolidated Financial Statements.

As of February 6, 2010, the Company operated 871 studios located in Sears stores and 26 freestanding studios under the Sears name in the U.S. and approximately 48% of our fiscal 2009 revenue was derived from sales within Sears.  We provide all studio furniture, equipment, fixtures, leasehold improvements and advertising and are also responsible for hiring, training and compensating our employees.  As a Sears licensee in studios located in Sears stores, we enjoy the benefits of using the Sears name, access to prime retail locations, Sears’ daily cashiering and bookkeeping systems, store security services and Sears’ assumption of certain credit card fees and credit and check authorization risks.  Our customers also have the convenience of using their Sears credit cards to purchase our products and services.  As a Sears licensee in freestanding studios under the Sears name in the U.S., we pay rent and utilities at each of these locations and benefit from the use of the Sears name.

Effective August 19, 2009, the Company entered into a new six-year license agreement with Sears Canada, Inc., a subsidiary of Sears, (“Sears Canada, Inc.”) pursuant to which the Company operates professional portrait studios in 110 Sears locations in Canada.  Prior to this date, the Company operated its Sears Canadian studios under the terms of a license agreement dated January 1, 2003, and expiring on December 31, 2006.  The terms of the new agreement provide greater operating flexibility than the previous contract.  As a result of the new agreement, the Company converted all remaining film studios in Canada to a digital format in the 2009 third quarter.  The Company pays Sears a license fee in Canadian dollars based on total annual net sales.  The Company provides all studio furniture, equipment, fixtures and advertising and is responsible for hiring, training and compensating its employees.

Throughout the period of our relationship with Sears, Sears has never terminated the operation of any of our studios, except in connection with Sears store closings.  In fiscal year 2009, the Company closed 19 related Sears studios.  While Sears has closed 2 such stores as of April 19, 2010, in fiscal 2010, and has informed us they plan to close an additional 6 locations during the year, we are not aware of any specific intentions to close a significant number of existing full-line, mall-based stores that contain our portrait studios.  There can be no assurance that some such closures may not occur in the future thus resulting in the concurrent closure of some of our existing portrait studios.  The closure of a significant number of Sears full-line, mall-based stores that result in the closing of related portrait studios, to the extent such closures are not offset by openings of portrait studios in new Sears stores or other formats or venues, could have an adverse impact on the Company’s operations.

Walmart

Upon the PCA Acquisition on June 8, 2007, the Company became the sole operator of portrait studios in Walmart Stores and Supercenters in the U.S., Canada, Mexico and Puerto Rico.  The Company operates under the trade names PictureMe Portrait Studio® in the U.S., Walmart Portrait Studios in Canada and Estudios Fotografia de Walmart in Mexico.  As of February 6, 2010, the Company operated 1,923 studios in Walmart locations worldwide and approximately 52% of our fiscal 2009 revenue was derived from sales within Walmart.  In fiscal year 2009, the Company closed 95 Walmart studios due to underperformance.  As of April 19, 2010, the Company has closed 15 such locations in fiscal year 2010.    We are not aware of any specific intentions Walmart has to close a significant number of existing stores that contain our portrait studios.  There can be no assurance that some such closures may not occur in the future thus resulting in the concurrent closure of some of our existing portrait studios.  The closure of a significant number of Walmart stores that result in the closing of related portrait studios, to the extent such closures are not offset by openings of portrait studios in new Walmart stores, could have an adverse impact on the Company’s operations. As part of the PCA Acquisition, we assumed certain preexisting lease and license agreements between PCA and Walmart.  These agreements are summarized below.

Effective June 8, 2007, the Company entered into the U.S. Lease Agreement, negotiated by PCA and Walmart during PCA’s bankruptcy proceedings, which requires us to pay a rental fee to Walmart based upon a percentage of sales of our studios operating in Walmart’s U.S. stores.  The agreement has an initial term of three years but automatically extends for an additional two years for each studio from which Walmart receives rental fees for the period July 1, 2008, through June 30, 2009, at a minimum specified rate per square foot.  For each studio in which Walmart receives less than the specified rate per square foot, the Company and Walmart may mutually agree to extend the individual studio agreement for an additional two years by written agreement.  The majority of studios are located in prominent locations at the front of the Store or Supercenter, affording easy access to Walmart’s significant foot traffic.

Our relationship with Walmart Canada Corp. is governed by an amended and restated license agreement effective January 1, 2006.  We are required to pay Walmart Canada a license fee based on a percentage of the sales of our portrait studios operated in Walmart’s Canadian stores.  The agreement has a five-year term, and Walmart Canada has an option to renew for two renewal periods of two years each.  Studios that were in operation on the effective date of this agreement are subject to a license schedule, which specifies expiration dates for those specific studios.  Based on this license schedule, our Canadian studios’ licenses expire as follows: 105 in 2010, 135 in 2011, 10 in 2012, 4 in 2013, and 6 in 2014.  Although we anticipate that these agreements will renew, there is no assurance of such.  As of February 6, 2010, we operated 260 studios under the agreement with Walmart Canada.

Within Mexico, our relationship with Nueva Walmart De Mexico, S de R.L. de C.V. ("Nueva Walmart De Mexico") is governed by an agreement dated as of June 1, 2002, for the first 44 studios. New agreements, with the same terms, are entered into as additional studios are added in Mexico. The agreements run for an undefined period of time. Neither party may terminate an agreement for a studio during the studio's first year of operation; thereafter, either party may terminate the agreement with respect to a studio by giving the other party written notice 30 days prior to the termination date.  Under these agreements, Nueva Walmart De Mexico is compensated based upon a percentage of our total sales in all Walmart studios in Mexico.  As of February 6, 2010, we operated in 114 Nueva Walmart De Mexico studios.

Toys “R” Us

CPI entered into an Amendment (the “Amendment”) dated as of February 22, 2010, effective as of April 20, 2010, with Toys “R” Us – Delaware, Inc. (the “Licensor”, “Toys “R” Us” or “TRU”) to the Amended and Restated License Agreement  (the “License Agreement”) made and entered into as of December 23, 2005, between TRU and Kiddie Kandids, LLC.  Kiddie Kandids, LLC is a Chapter 7 debtor under Case No. 10-20334 brought before the United States Bankruptcy Court for the District of Utah (the “Bankruptcy Court”).  The Company acquired the License Agreement in its acquisition of certain assets of Kiddie Kandids, LLC in an auction conducted by the Bankruptcy Court.

Under the Amendment, TRU grants CPI an exclusive license to operate photo studios (the “Studios”) in certain Babies “R” Us stores under the Kiddie Kandids name.  The term of the License Agreement, as amended by the Amendment, expires on January 31, 2016.  The Amendment allows CPI significant operating flexibility and collaborative marketing opportunities and provides for the opening of additional locations over the next two years.  The Amendment and the License Agreement contain certain termination rights for both the Company and TRU.  The fees paid to TRU under the Amendment are based upon the Gross Sales of the Studios operated under the Amendment.

Industry Background and Competition

We compete in a highly fragmented domestic professional portrait photography industry, estimated to be over $6.5 billion. The primary customer categories within the industry are babies, preschoolers, school-age children (including youth sports and graduation portraits), adults, families/groups, weddings, passports and churches.  Other categories include: cruise ships, conventions/events, glamour and business portraits.  Our competitors include large studio chains operating in national retailers, other national free-standing portrait studio companies, national school and church photographers and a large number of independent portrait photography providers. The majority of the industry is comprised of small, independent photography companies and individual photographers.

Like CPI, other portrait photography companies provide services in retail hosts. These companies and their retail hosts include LifeTouch (JC Penney and Target) and Olan Mills (K-Mart, Belk’s, Meijer’s and Macy’s). We believe that we are the largest of these competitors based on revenues generated in the respective retail hosts.

A number of other companies in the professional portrait photography industry operate free-standing studios on a national, regional or local basis.  Among the more sizeable of these companies are Picture People and Portrait Innovations, which operate independent mall-based or strip mall locations.

Our competitors generally compete on the basis of the following: price, service, quality, location, product mix and convenience, including the immediate fulfillment of finished portraits at the time of the portrait session.  Many competitors focus heavily on price and commonly feature large portrait packages at aggressively low prices in mass marketing promotions.  Some of these same competitors have eliminated all sitting or session fees.

Our PMPS brand focuses on the sales of packages and portrait collections.  While our products and services are some of the lowest priced in the industry, we do not feel that we are offering lesser value.  In fact, it is our lower price that enables the PMPS customer to attain some of the same products, services and professionalism that higher priced studios offer. It is an added benefit to the PMPS customer that session fees do not apply.  The SPS brand focuses on customized portrait solutions that provide a wide variety of selection and customization.  Except for promotions during the year, the SPS brand has not followed the “no session fee ever” practice because we believe a session fee is justified by the professionalism of our photographers, the quality of our equipment, our commitment to service and overall studio experience.  Furthermore, while our products and services are competitively priced, they are not generally the lowest priced in the industry as we focus on offering a better value proposition. Other competitors, notably Picture People, have emphasized convenience and experience over low price and also the immediate fulfillment of orders in the studio as opposed to longer lead times of central lab fulfillment.

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

Seasonality and Inflation

Our business is highly seasonal, with the largest volume occurring in the fourth fiscal quarter, between Thanksgiving and Christmas.  For both fiscal years 2009 and 2008, fourth quarter net sales accounted for 33% of total net sales for the year. Historically, most, if not all, of the net earnings for the year are generated in the fourth fiscal quarter.  The timing of Easter, another seasonally important time for portraiture sales, can have a significant impact on the timing of recognition of sales revenues between the Company’s first and second fiscal quarters.  Historically, earlier Easters translate into lower sales due to the closer proximity of the earlier Easter date to the preceding Christmas holiday season during which customers are most portrait-active.  Most of the Company’s Easter-related sales in fiscal year 2009, a year with an early Easter, were recognized as revenues, in accordance with the Company’s revenue recognition policies reflected in Note 1 in the accompanying Notes to Consolidated Financial Statements, in the first fiscal quarter.  The moderate rate of inflation over the past three years has not had a significant effect on the Company’s revenues and profitability.

Suppliers

We purchase photographic paper and processing chemistry from four major manufacturers.  Eastman Kodak provides photographic paper for all central lab fulfillment pursuant to an agreement in effect through July 31, 2011.  Dye sublimation paper used for proof sheets, portrait collages and portrait orders delivered at the end of a sitting in digital studios is provided primarily by Sony and Kanematsu.  Fujifilm North America Corp. provides photographic chemistry for central lab fulfillment.  We purchase digital camera and lens components, monitors, computers, printers and other equipment and materials from a number of leading suppliers.

Typically, we do not encounter difficulty in obtaining equipment and materials in the quantity and quality we require and we do not anticipate any problems in obtaining our requirements in the future.

CPI operates most of its U.S. studios in full digital platform utilizing the software of a single vendor for our studio photography digital system.  Our contract with our software vendor allows CPI to scale the use of the software as necessary to support all of our current and prospective studios.  The Company is testing internally developed software for its U.S. studios, now functional in a number of studios, that is expected to replace the software currently in use at most studios.  It is anticipated the new software will be implemented in all U.S. studios within the next two years.  Once fully implemented, this software will eliminate our reliance on the single outside vendor we currently use for our U.S. studio photography digital system.  CPI also utilizes a single software vendor for its manufacturing fulfillment digital system.

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

The Company’s Employees

As of February 6, 2010, the Company employed approximately 11,000 employees, including approximately 6,000 part-time and temporary employees.

The Company Website and Periodic Reports

The Company’s website address is www.cpicorp.com.  We make available on the Investor Relations page of the website, free of charge, press releases, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.  References to the Company’s website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

Environmental Regulation

Our operations are subject to commonly applicable environmental protection statutes and regulations. We do not expect that compliance with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment will have a material effect on our capital expenditures, earnings or competitive position.  At present, we have not been identified as a potentially responsible party under the Comprehensive Environmental Responses, Compensation and Liability Act and have not established any reserves or liabilities relating to environmental matters under this Act.

Item 1A.	Risk Factors

We wish to caution readers that in addition to the important factors described elsewhere in this Annual Report on Form 10-K, the following important factors, among others, sometimes have affected, or in the future could affect, our actual results and could cause our actual consolidated results during fiscal 2010, and beyond, to differ materially from those expressed in any forward-looking statements made by us or on our behalf.  The risks and uncertainties described below are not the only ones facing us and do not include other events that we do not currently anticipate or that we currently deem immaterial that may also affect our results of operations and financial condition.

We are materially dependent upon Sears, Walmart and Toys “R” Us.

Substantially all of our sales are derived from sales in Sears and Walmart stores.  Additionally, commencing in fiscal year 2010, sales will also be derived from Toys "R" Us stores.  Therefore, we are materially dependent upon our relationship with Sears, Walmart and Toys “R” Us, the continued goodwill of Sears, Walmart and Toys “R” Us and the integrity of their brand names in the retail marketplace.  Any deterioration in our host relationships could have a material adverse effect on us.

Because we represent only a small fraction of Sears, Walmart and Toys “R” Us revenues, any deterioration of any host relationship would have a far greater effect on us than on our hosts.

In addition, our competitive posture could be weakened by negative changes in Sears, Walmart or Toys “R” Us.

Our portrait studios in Walmart and Toys "R" Us are substantially dependent on customer traffic generated by our host retail stores, and if the customer traffic through these host stores decreases due to the economy or for any other reason, our sales could be materially and adversely affected.

Our business practices and operations need to be acceptable to our hosts.

Our business practices and procedures must at all times be acceptable to Sears, Walmart and Toys "R" Us.  In addition, under our agreements there are substantial contractual rights, the most significant of which are described more fully in “Item 1. Business,” which the host can exercise in a manner that can have a material adverse effect on us.  Consequently, in the future, we may be required to make changes to our business practices and procedures, including with regard to advertising and promotions, product offerings, studio facilities and technology in response to host requests that would not be in our best interests and could materially and adversely affect our sales, costs, margins, business development or other aspects of our business.

Our hosts may terminate, breach, otherwise limit or increase our expenses under our agreements.

Our Sears, Walmart and Toys “R” Us studios in the U.S., Canada and Mexico are operated pursuant to certain license and lease agreements.  Our agreements have the following expiration dates: for our U.S. Sears studios, December 2014; for our Canada Sears studios, August 2015; for our Puerto Rico Sears studios, December 2014; for our U.S. and Puerto Rico Walmart studios, June 2010; for our Canada Walmart Studios, 105 in 2010, 135 in 2011, 10 in 2012, 4 in 2013 and 6 in 2014; for our Mexico Walmart studios, with 30-day notice after one year of operation; and for our U.S. Toys “R” Us studios, January 31, 2016.  These agreements are more fully described in “Item 1. The Company’s Host Relationships.”

Sears and Walmart are under no obligation to renew these agreements.  The agreement with Toys “R” Us provides the Company and Toys “R” Us terms to renew the agreement under certain conditions.  Our hosts may also seek to increase the fees we pay under our agreements upon renewal of the agreements.  We do not have the contractual right to close any poorly performing locations without Sears’ or Walmart’s consent.  Under our agreement with Toys “R” Us, the Company and Toys “R” Us may close certain underperforming locations under specified conditions.  In addition, our agreements do not prohibit Sears, Walmart or Toys “R” Us from selling many of the tangible goods we sell, or from processing digital photos in other departments within their stores.  Furthermore, there is always the risk that Sears, Walmart or Toys “R” Us might breach our agreements. The loss or breach of the agreements could have a material adverse effect on us. An adverse change in any other aspects of our business relationship with Sears, Walmart or Toys “R” Us, including the reduction of the number of studios operated pursuant to such arrangements or a decision by Sears, Walmart or Toys “R” Us to license or lease studios to other persons could have a material adverse effect on us.

The economic recession has materially impacted consumer spending and may adversely affect our financial position.

Consumer discretionary spending has been materially and adversely impacted by the current recession, job losses, volatile energy and food costs, greater levels of unemployment, higher levels of consumer debt, declines in home values and in the value of consumers' investments and savings, restrictions on the availability of credit and other negative economic conditions which have affected consumer confidence and disposable income.  If consumer discretionary spending further declines, demand for our products could decrease and we may be forced to discount our merchandise, which in turn could reduce our revenues, gross margins, operating cash flows and earnings.  In addition, higher transportation costs, higher costs of labor, insurance and healthcare, and other negative economic factors may increase our cost of sales and operating expenses.  Additionally, our business is highly seasonal, with the largest volume occurring in the fourth fiscal quarter, between Thanksgiving and Christmas. The fourth quarters in both fiscal 2009 and 2008 accounted for approximately 33% of total net sales for the year.  As a result, any adverse impact on our fourth quarter operating results would significantly impact annual operating results.  Our fourth quarter operating results may fluctuate significantly based on many factors, including holiday spending patterns, prevailing economic conditions and weather conditions.

We have a high level of indebtedness, which may impair our ability to operate effectively and impair future performances.

As of February 6, 2010, we had $77.5 million of indebtedness under the term loan portion of our existing Credit Agreement.  This level of debt and the limitations imposed by the Company’s debt agreements could adversely affect operating flexibility and put the Company at a competitive disadvantage. The Company’s debt level may adversely affect future performance.  The ability to make scheduled payments of principal, to pay interest on, or to refinance indebtedness and to satisfy other debt and lease obligations will depend upon future operating performance, which may be affected by factors beyond the Company’s control. In addition, there can be no assurance that future borrowings or equity financing will be available to the Company on favorable terms or at all for the payment or refinancing of indebtedness. If the Company is unable to service indebtedness, the business, financial condition and results of operations would be materially adversely affected.

The agreements governing our debt impose restrictions on our business.

Our Credit Agreement contains covenants and requires financial ratios and tests, which impose restrictions on our business.  Our ability to comply with these restrictions may be affected by events beyond our control, including, but not limited to, prevailing economic, financial and industry conditions. The breach of any of these covenants or restrictions, as well as any failure to make a payment of interest or principal when due, could result in a default under the credit agreement.  If our lenders were unwilling to enter into an amendment or provide a waiver, such defaults would permit our lenders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest, and the ability to borrow under this agreement could be terminated.  If we are unable to repay debt to our lenders, these lenders could proceed against the collateral securing that debt.

A substantial or prolonged material adverse impact on our results of operations and financial condition could affect our ability to satisfy the financial covenants in our senior secured Credit Agreement, which could result in our having to seek amendments or waivers from our lenders to avoid the termination of commitments and/or the acceleration of the maturity of amounts that are outstanding under our term loan and revolving credit facility.  Effective April 16, 2009, the Company amended its Credit Agreement to allow more flexibility should the economy worsen, see further details on the amendment in the “Liquidity and Capital Resources” section.  This amendment significantly reduced this risk of a breach of our financial covenants.  However, if the economic conditions worsen to a degree that would not be covered by the amendment, the cost of obtaining an additional amendment or waiver could be significant, and could substantially increase our cost of borrowing over the remaining term of our senior secured credit agreement.

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

As described in “Item 1. Suppliers,” the Company purchases photographic paper, dye sublimation paper and processing chemistry from several suppliers.  The Company operates most of its U.S. studios in full digital platform utilizing the software of a single vendor for our studio photography digital system.  The Company also utilizes a single software vendor for its manufacturing fulfillment digital system.   If these companies become unable to continue to provide us supplies or services under our current arrangements or if prices are increased dramatically, we will need to obtain alternative sources of supplies or services.

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

Although the Company is moving to internally developed software, it currently operates most of its U.S. studios in full digital platform utilizing the software of a single vendor for our studio photography digital system.  The Company also utilizes a single software vendor for its manufacturing fulfillment digital system.   Any material delay in the vendor’s networking environment, coupled with a failure to identify and implement alternative solutions, could have an adverse effect upon the operations of the business.  Additionally, should this vendor no longer operate, the Company may be forced to find another source of this support, which could be more costly and could delay digital production for a period of time.  Although on-site printing is an available alternative to central printing in the Sears’ digital environment, it currently would be difficult and costly for on-site printing to replace central fulfillment during the holiday busy season.  On-site printing is not available for our PMPS brand.  Any disruption of our processing systems for any reason could adversely impact our business, financial condition and results of operations.

We are subject to litigation and other claims that could have an adverse effect on our business.

We are a defendant in a pending legal proceeding related to allegations that the Company failed to pay certain employees for “off the clock” work and provide meal and rest breaks as required by law.  While we believe the claim is without merit and continue our vigorous defense, the outcome of this proceeding is difficult to assess and quantify and therefore we cannot determine whether the financial impact, if any, will be material to our financial position or results of operations.  The defense of this action may be both time consuming and expensive.  If this legal proceeding were to result in an unfavorable outcome, it could have a material adverse effect on our business, financial position and results of operations.

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

We are subject to currency fluctuations from our operations within non-U.S. markets.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table sets forth certain information concerning the Company’s principal facilities as of February 6, 2010:

	APPROXIMATE
	AREA IN		OWNERSHIP
LOCATION	SQUARE FEET	PRIMARY USES	OR LEASE
Matthews, North Carolina	860,000	Unoccupied Administration and Portrait processing facility (includes 696,000 square feet in land)	Owned	(1)
Charlotte, North Carolina	372,000	Administration, Warehousing and Portrait processing (includes 315,000 square feet in land)	Owned
Charlotte, North Carolina	348,000	Undeveloped, industrial land	Owned	(1)
St. Louis, Missouri	341,000	Headquarters, Administration and Portrait processing (includes 31,000 square feet in land)	Owned
St. Louis, Missouri	159,000	Parking Lots	Owned
Brampton, Ontario	156,000	Unoccupied Administration, Warehousing and Portrait processing facility (includes 116,000 square feet in land)	Owned	(1)
St. Louis, Missouri	53,000	Warehousing	Leased	(2)
Charlotte, North Carolina	51,000	Parking Lots	Owned

(1)	Properties are held for sale. See Note 7 to the Notes to Consolidated Financial Statements for further discussion.
(2)	Lease term expires on July 31, 2018.

Studio license/lease agreements

As of February 6, 2010, the Company operates portrait studios in host stores under license and lease agreements as shown below:

NUMBER
OF STUDIOS	COUNTRY	LICENSOR/LESSOR

871	United States and Puerto Rico	Sears
1,549	United States and Puerto Rico	Walmart
110	Canada	Sears Canada, Inc.
260	Canada	Walmart Canada Corp.
114	Mexico	Nueva Walmart de Mexico, S, de R.L. de C.V.
31	United States studios not	Third parties - generally leased for at least 3 years
	in Sears or Walmart	with some having renewal options

The Company pays Sears and Walmart a fee based on annual sales within the respective host stores.  This fee covers the Company’s use of space in the host stores, the use of Sears’ name and the use of the Walmart name in Canada and Mexico. No separate amounts are paid to hosts expressly for the use of space.

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

The Company was a defendant in a lawsuit entitled Picture Me Press LLC v. Portrait Corporation of America, et al., Case No. 5:08cv32, which was filed in the United States District Court for the Northern District of Ohio on January 4, 2008.  The suit alleged that the Company’s use of the name PictureMe Portrait Studios® infringed Plaintiff’s trademark for its picture books and sought damages and injunctive relief.   The parties agreed to full resolution of the claims of the case on August 12, 2009. The case was dismissed with prejudice on October 2, 2009.  The matter resulted in the Company recording a $527,000 charge in other charges and impairments in fiscal year 2009, net of insurance reimbursement for expenses related to the matter.  A receivable of $114,000 is outstanding as of February 6, 2010, related to the insurance reimbursement.  Collection of this receivable occurred subsequent to the 2009 fiscal year end.

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

FISCAL YEAR 2009
(ending February 6, 2010)	HIGH	LOW	DIVIDEND
First Quarter	$10.86	$6.00	$0.16
Second Quarter	18.80	9.90	0.16
Third Quarter	18.78	9.99	0.16
Fourth Quarter	15.00	11.60	0.16

FISCAL YEAR 2008
(ending February 7, 2009)	HIGH	LOW	DIVIDEND
First Quarter	$20.25	$15.17	$0.16
Second Quarter	26.73	13.79	0.16
Third Quarter	16.44	5.57	0.16
Fourth Quarter	7.14	1.08	0.16

Performance Graph

The following graph compares the five-year cumulative returns of $100 invested in (a) the Company (“CPY”), (b) the Standard & Poor’s 500 Index (“S&P 500”), and (c) the Russell 2000 Index (“Russell 2000”), assuming the reinvestment of all dividends.  The Russell 2000 index was selected because it encompasses similarly sized companies to the Company.  The measurement dates for the purposes of determining the stock price of the Company correspond to the fiscal year end (i.e., the first Saturday in February of each year reflected).  The corresponding measurement dates for the S&P 500 and the Russell 2000 are January 31st of each of the years reflected.

	2005	2006	2007	2008	2009	2010
CPY	100.00	123.98	367.18	142.75	54.44	104.84
S&P 500	100.00	110.26	126.04	123.26	76.35	101.33
Russell 2000	100.00	118.80	131.15	118.48	75.27	103.51

Shareholders of Record

As of April 16, 2010, the closing sales price of the Company’s common stock was $14.95 per share with 9,671,756 shares outstanding and 1,287 holders of record.

Dividends

The Company intends, from time to time, to pay cash dividends on its common stock, as its Board of Directors deems appropriate, after consideration of the Company's operating results, financial condition, cash requirements, restrictions imposed by Delaware law and credit agreements, including maximum limits of cash to be used to pay for dividends, general business conditions and such other factors as the Board of Directors deems relevant.

Issuer Repurchases of Equity Securities

The Company did not repurchase any equity securities during the fourth quarters of fiscal years 2009 or 2008.

Item 6.	Selected Financial Data

The summary historical consolidated financial data as of and for each of the fiscal years in the five-year period ended February 6, 2010, set forth below have been derived from the Company’s audited consolidated financial statements. The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included herein.  The Company acquired substantially all of the assets of PCA and certain of its affiliates and assumed certain liabilities of PCA on June 8, 2007, which affected the operating result trends as depicted in the table below.  Certain of this data has been reclassified to conform with the current year presentation.

in thousands except share and per share data	2009	2008	2007	2006	2005

STATEMENT OF OPERATIONS (1)
Net sales	$422,371	$462,548	$423,429	$292,973	$291,098
Cost of sales (exclusive of depreciation and amortization shown below)	30,626	43,280	47,135	30,211	41,257
Selling, general and administrative expenses	339,138	377,310	326,568	218,282	215,102
Depreciation and amortization	22,740	29,432	27,291	16,861	19,904
Other charges and impairments (2)	3,294	13,557	7,695	1,241	2,767

Income (loss) from continuing operations	26,573	(1,031)	14,740	26,378	12,068
Interest expense, net (3)	6,936	8,527	8,818	1,815	1,098
Other (expense) income, net (4)	(44)	190	175	1,031	(282)
Income tax expense (benefit)	5,796	(2,644)	2,080	9,164	1,889

Net income (loss) from continuing operations	13,797	(6,724)	4,017	16,430	8,799
Net (loss) income from discontinued operations, net of tax (1)	-	(961)	(441)	(103)	73

Net income (loss)	$13,797	$(7,685)	$3,576	$16,327	$8,872

SHARE AND PER SHARE DATA (1)
Net income (loss) from continuing operations - diluted (5)	$1.97	$(1.03)	$0.63	$2.58	$1.12
Net income (loss) from continuing operations - basic (5)	$1.97	$(1.03)	$0.63	$2.59	$1.12
Net income (loss) - diluted	$1.97	$(1.18)	$0.56	$2.56	$1.13
Net income (loss) - basic	$1.97	$(1.18)	$0.56	$2.57	$1.13

Dividends	$0.64	$0.64	$0.64	$0.64	$0.64
Average shares outstanding - diluted	7,020	6,510	6,416	6,376	7,881
Average shares outstanding - basic	6,993	6,510	6,391	6,353	7,854

CASH FLOW DATA (continuing operations only)
Net cash provided by operating activities	$31,289	$12,663	$39,872	$37,993	$18,624
Net cash (used in) provided by financing activities	$(33,494)	$(13,419)	$90,788	$(43,567)	$(1,223)
Net cash used in investing activities	$(2,876)	$(33,488)	$(97,653)	$(2,358)	$(17,633)

Capital expenditures	$5,234	$36,074	$14,884	$2,760	$20,235

Item 6.	Selected Consolidated Financial Data (continued)

in thousands	2009	2008	2007	2006	2005

BALANCE SHEET
Cash and cash equivalents	$18,913	$23,665	$59,177	$26,294	$34,269
Current assets	53,555	61,480	92,835	55,164	69,629
Net fixed assets	34,169	50,887	56,280	26,693	41,282
Goodwill and intangible assets (6)	60,380	61,665	62,956	512	512
Other assets	18,487	18,823	27,152	11,379	15,641
Total assets	166,591	192,855	239,223	93,748	127,064
Current liabilities	62,643	55,010	83,051	49,407	56,065
Long-term debt, less current maturities	57,855	104,578	105,728	8,333	16,667
Other liabilities	35,905	32,432	33,470	23,209	25,739
Stockholders' equity (5)	10,188	835	16,974	12,799	28,593

(1)
The following business areas were classified as discontinued operations in the years indicated.  The financial statements for the periods prior to the classification were reclassified to reflect these changes:

- In 2008, Portrait Gallery and E-Church operations
- In 2007, UK Operations which were acquired in the PCA acquisition

(2)	Other charges and impairments:

in thousands	2009	2008	2007	2006	2005

Reserves for severance and related costs (a)	$970	$2,046	$2,035	$878	$2,546
Proxy contest fees (b)	871	-	-	-	-
Other transition related costs - PCA Acquisition (c)	527	1,255	2,817	-	-
Impairment charges (d)	300	739	-	-	-
Sears fees related to the settlement of the previous license agreement (e)	-	7,527	2,500	-	-
Other (f)	626	1,990	343	363	221
	$3,294	$13,557	$7,695	$1,241	$2,767

(a)	Consists principally of expenses and related costs for employee severance, retirements and repositioning. Specifically, in 2008 and 2007, this cost is primarily related to the PCA Acquisition.
(b)	Relates to certain fees incurred in connection with the proxy contest in 2009.
(c)	Consists of integration-related costs relative to the PCA Acquisition.
(d) (e)	Consists of 2009 and 2008 write-downs of certain asset values held for sale. Consists of certain fees and charges related to the settlement of the previous Sears license agreement.
(f)
Costs in 2009 primarily relate to net legal expense incurred in connection with the settlement of the Picture Me Press LLC vs. Portrait Corporation of America case.  Costs in 2008 primarily related to legal expense incurred for the settlement of the Portraits International of the Southwest vs. CPI Corp. case and in connection with the Picture Me Press LLC vs. Portrait Corporation of America case.  Costs in 2007 primarily related to the write-off of software that is no longer used in the business.  Costs in 2006 represent professional service expense in connection with a strategic alternative review and the write-off of certain legacy equipment that is no longer used in the business.  Costs in 2005 consist primarily of the write-off of certain film assets resulting from the digital conversion of SPS, offset in part by a favorable claim settlement resulting in a refund related to previously paid loan commitment fees and costs.

(3)	In 2009, 2008 and 2007, includes (income) expense of ($1.5 million), $617,000 and $2.9 million, respectively, in connection with marking the interest rate swap agreement to its market value.

(4)
In 2004, the Company recorded accrued lease liability obligations relating to its lease guarantees on certain of Prints Plus’ retail stores.  As the total guarantee related to these leases had decreased with the passage of time, the payment of rents by Prints Plus and the settlement by the Company of certain leases rejected in bankruptcy, the related liability was reduced by $887,000 in 2006 to reflect management’s revised estimate of remaining potential loss.

(5)	The Company recorded the repurchase of 1,658,607 shares of common stock for $32.4 million in 2006.

(6)
At the time of the PCA Acquisition, the Company acquired a host agreement and customer list with Walmart and additional goodwill.  See Note 8 to the Notes to Consolidated Financial Statements for further discussion.

Item 7.	Management's Discussion and Analysis of Finanical Condition and Results of Operations

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

EXECUTIVE OVERVIEW

The Company’s Operations

CPI Corp. is a long-standing leader, based on sittings, number of locations and related revenues, in the professional portrait photography of young children, individuals and families.  From a single studio opened by our predecessor company in 1942, we have grown to 2,935 studios throughout the U.S., Canada, Mexico and Puerto Rico, principally under license agreements with Sears and lease and license agreements with Walmart.  The Company has provided professional portrait photography for Sears’ customers since 1959 and has been the only Sears portrait studio operator since 1986.

On June 8, 2007, the Company completed the PCA Acquisition. The results of the acquired operations have been included in the consolidated financial statements since that date.  As a result of the PCA Acquisition, CPI is the sole operator of portrait studios in Walmart Stores and Supercenters in all fifty states in the U.S., Canada, Mexico and Puerto Rico.   Management has determined the Company operates as a single reporting segment offering similar products and services in all locations.

As of the end of the last three fiscal years, the Company’s studio counts were:

	2009	2008	2007

Within Sears stores:
United States and Puerto Rico	871	887	893
Canada	110	110	112

Within Walmart stores:
United States and Puerto Rico	1,549	1,642	1,702
Canada	260	259	253
Mexico	114	118	115

Locations not within Sears or Walmart stores	31	30	33

Total	2,935	3,046	3,108

Certain under-performing PMPS studios have been closed during 2008 and 2009 in order to improve overall financial results.  Locations not within Sears or Walmart stores include 26 free-standing SPS studio locations and 5 Shooting Star locations (located within Buy Buy Baby stores).

As of September 17, 2009, all of the Company’s studios are digital.  The installation of a new digital lab sufficient to handle the worldwide fulfillment requirements of the PMPS business was completed in the first quarter of 2008 and has been in operation since the second quarter of 2008.  As of the end of the second and fourth quarters of 2008, the Company had transferred all material PMPS operations to the Company’s existing support platform and completed the PMPS digital conversion, respectively.

Effective August 19, 2009, the Company entered into a new six-year license agreement with Sears Canada, Inc., pursuant to which the Company operates professional portrait studios in 110 Sears locations in Canada.  The terms of the new agreement provide greater operating flexibility than the previous contract.  As a result of the new agreement, the Company converted all remaining Sears film studios in Canada to a digital format in the 2009 third quarter.

CPI also entered into the Amendment, dated as of February 22, 2010, effective as of April 20, 2010, with Toys “R” Us to the License Agreement made and entered into as of December 23, 2005, between TRU and Kiddie Kandids, LLC.  The Company acquired the License Agreement in its acquisition of certain assets of Kiddie Kandids, LLC in an auction conducted by the Bankruptcy Court.  Under the Amendment, TRU grants CPI an exclusive license to operate photo studios in certain Babies “R” Us stores under the Kiddie Kandids name.  The term of the License Agreement, as amended by the Amendment, expires on January 31, 2016.  The Amendment allows CPI significant operating flexibility and collaborative marketing opportunities and provides for the opening of additional locations over the next two years.  The Amendment and the License Agreement contain certain termination rights for both the Company and TRU.

The Company plans to continue to deliver steadily increasing growth through harvesting opportunities from its digital platform to create diversified revenue streams, driving productivity and profitability gains, leveraging our manufacturing capacity and efficiency and implementing aggressive, targeted marketing campaigns.  Such increases may be restrained if the economy worsens in the foreseeable future.

Market Challenges

Credit Agreement

As of February 6, 2010, the Company was in compliance with all debt covenants under its Credit Agreement.  Effective April 16, 2009, the Company entered into the third amendment (the “Amendment”) to its Credit Agreement to change the interest rate structure and the amortization schedule and to replace preexisting minimum EBITDA and interest coverage covenants with a fixed charge ratio test (i.e., EBITDA minus capital expenditures to fixed charges) and tighten the leverage ratio (i.e., Total Funded Debt to EBITDA), prospectively, with effect from February 8, 2009.  These changes were made to allow for greater flexibility in the event that a worsening economic climate has an impact on the Company’s earnings.  See Liquidity and Capital Resources below for further discussion.

RESULTS OF OPERATIONS

A summary of consolidated results of operations and key statistics follows:

in thousands, except per share data	2009	2008	2007

Net sales	$422,371	$462,548	$423,429

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	30,626	43,280	47,135
Selling, general and administrative expenses	339,138	377,310	326,568
Depreciation and amortization	22,740	29,432	27,291
Other charges and impairments	3,294	13,557	7,695
	395,798	463,579	408,689

Income (loss) from continuing operations	26,573	(1,031)	14,740

Interest expense	7,392	9,147	10,652
Interest income	456	620	1,834
Other (expense) income, net	(44)	190	175
Income (loss) from continuing operations before income tax expense (benefit)	19,593	(9,368)	6,097

Income tax expense (benefit)	5,796	(2,644)	2,080

Net income (loss) from continuing operations	13,797	(6,724)	4,017

Net loss from discontinued operations, net of income tax benefit	-	(961)	(441)

NET INCOME (LOSS)	$13,797	$(7,685)	$3,576

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share from continuing operations - diluted	$1.97	$(1.03)	$0.63
Net loss per share from discontinued operations - diluted	-	(0.15)	(0.07)
Net income (loss) per share - diluted	$1.97	$(1.18)	$0.56

Weighted average number of common and common equivalent shares outstanding - diluted	7,020	6,510	6,416

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

Amortization of Acquired Intangible Assets

As a result of the purchase accounting associated with the PCA Acquisition, $46.8 million was allocated to intangible assets related to the host agreement with Walmart ($43.7 million) and the customer list ($3.1 million).   The host agreement with Walmart and the customer list are being amortized over their useful lives.  This results in higher expense in depreciation and amortization expense relative to intangible assets. The initial annual amortization was approximately $3.8 million.  Additionally, $21.2 million was allocated to goodwill, which is a non-amortizing asset.

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

2009 versus 2008 and 2008 versus 2007

Unless otherwise noted, the fiscal year 2009 results include the 52-weeks ended February 6, 2010, compared to 53-weeks in fiscal year 2008, which ended February 7, 2009, and 52-weeks in fiscal year 2007, which ended February 2, 2008.

Net sales totaled $422.4 million, $462.5 million and $423.4 million in 2009, 2008 and 2007, respectively.

•
Net sales for 2009 decreased $40.1 million, or 9%, to $422.4 million from the $462.5 million reported in 2008.  Excluding the negative impacts of store closures ($8.9 million), the 53rd week in the prior year ($7.0 million), net revenue recognition change ($4.1 million), revenue deferral related to positive response to the Company’s loyalty programs ($4.0 million), foreign currency translation ($1.9 million) and other net impacts ($1.1 million), comparable same-store sales decreased approximately 3%.

Net sales from the Company’s PMPS brand, on a comparable same-store basis, excluding impacts of store closures, net revenue recognition change, the 53rd week in the prior year, foreign currency translation and other items, totaling ($19.1 million), increased 9% in fiscal 2009 to $222.8 million from $204.1 million in fiscal 2008.  The improved PMPS sales performance for fiscal 2009 was the result of an approximate 24% increase in average sale per customer sitting, reflecting customers’ positive response to the offerings made possible by the digital conversion as well as new sales and performance management processes, offset in part by an approximate 12% decline in the number of sittings.

During fiscal 2009, net sales from the Company’s SPS brand, on a comparable same-store basis, excluding impacts of the 53rd week in the prior year, loyalty program revenue deferral, store closures and other items, totaling ($7.9 million), were $198.8 million, a decrease of 14% from $231.2 million in fiscal 2008.  SPS sales performance for fiscal 2009 was the result of a decline of approximately 15% in the number of sittings, offset slightly by an increase of 2% in average sale per customer sitting.

Net sales for 2008 increased $39.1 million, or 9%, to $462.5 million from the $423.4 million reported in 2007 as a result of the inclusion of the full 53 weeks of PMPS operations in 2008 compared with only the 34-week period of ownership in 2007.  The additional operating week in 2008 resulted in approximately $7.0 million of net sales but did not materially impact net income or net income per diluted share.  Declining foreign currency exchange rates had a significant negative impact of approximately $4.6 million on fiscal 2008 net sales; however, did not materially affect net income before tax.

Net sales from the Company’s SPS brand decreased $32.3 million, or 12%, to $242.4 million in fiscal 2008 from the $274.7 million reported in fiscal 2007.  The fiscal 2008 SPS net sales performance was the result of a 7% decline in sittings and a 5% decline in average sale per customer sitting.  The sittings results reflected continued declines in visit frequency among existing customers mitigated in part by relatively strong trends in new customer acquisition and increased loyalty plan conversion.  The average sale decline reflected a shift toward low-price package offers and lower conversion of higher priced collection and specialty product sales.  Additionally, the unfavorable foreign exchange rates in fiscal 2008 impacted net sales by approximately $1.1 million.

Net sales related to the Company’s PMPS brand increased $71.4 million, or 48%, in fiscal 2008 to $220.1 million from $148.7 million reported in fiscal 2007 due to the additional 19 weeks’ sales included in fiscal 2008 and the fact that a purchase accounting adjustment related to deferred revenue at the date of acquisition resulted in a one-time decrease in net sales of $8.2 million in fiscal 2007.  On a comparable same-store basis, PMPS net sales for fiscal 2008 represented an approximate 8% decrease in net sales versus the comparable period of the prior year (net sales from the period February 4, 2007, to June 8, 2007, are not reported in the Company’s historical results).  This sales performance resulted from an approximate 20% decrease in sittings, offset in part by an approximate 15% increase in average sale per customer sitting.  The Company believed the sittings decline reflected the difficult economic environment, which especially pressured customer demand in lower income categories.  The Company attributed the increase in average sale per customer sitting primarily to customers’ positive response to the new offerings made possible by the digital conversion and the implementation of new sales and performance management processes.  Additionally, the unfavorable foreign exchange rates in fiscal 2008 impacted net sales by approximately $3.5 million.

Costs and expenses were $395.8 million in 2009, compared with $463.6 million in 2008 and $408.7 million in 2007.

•	Cost of sales, excluding depreciation and amortization expense, was $30.6 million, $43.3 million and $47.1 million in 2009, 2008 and 2007, respectively.

Cost of sales, excluding depreciation and amortization expense, declined in 2009 from 2008 levels.  The decrease principally resulted from lower production levels, improved productivity due to lab consolidations, elimination of film and related shipping costs stemming from the PMPS digital conversion, savings from in-house production of greeting cards, reduced on-site printing costs and decreased overhead costs resulting from the integration of the PMPS operations.

Cost of sales, excluding depreciation and amortization expense, in 2008 declined from 2007 as a result of decreased production costs resulting from lower overall manufacturing production levels, additional gains in manufacturing productivity, savings on film and shipping costs that resulted directly from the PMPS digital conversion, as well as decreased overhead costs as operations were further streamlined in connection with the PMPS acquisition and digital conversion.

•	Selling, general and administrative (“SG&A”) expense was $339.1 million, $377.3 million and $326.6 million for fiscal years 2009, 2008 and 2007, respectively.

SG&A expense fell to $339.1 million in fiscal 2009, compared with $377.3 million in fiscal 2008.  The decrease in SG&A expense primarily relates to lower studio employment costs due to scheduling improvements and selected operating hour reductions; the impact of the 53rd week in the prior year; fiscal 2008 nonrecurring costs associated with the PMPS digital conversion; elimination of duplicative costs in connection with the PMPS integration; reduced employee insurance costs due to plan changes and lower participation and claims levels; reduced workers’ compensation expense due to improved claims management; reduced marketing expense due to reduced direct mail expense and improvements in studio marketing and acquisition programs; and other cost reductions attributable to cost-control initiatives, operating efficiencies and lower sales levels.  These decreases were offset in part by increases in incentive pay in connection with new studio and field initiatives and corporate bonuses.

The increase in 2008 SG&A costs was a result of the inclusion of the full 53 weeks of PMPS operations in 2008 compared with only the 34-week period of ownership in 2007, a $5.4 million increase in digital training and travel costs related to the conversion of PMPS studios incurred during the year and a nonrecurring 2007 reduction of $3.9 million attributable to a change in the Company’s vacation and sick pay policy.  These increases were offset in part by reductions in expense due to the elimination of duplicate costs, streamlining of operations related to the PMPS brand; more effective cost management, particularly in the areas of employment and insurance; reduced host sales commissions due to lower sales; reduced marketing expense primarily due to the timing of promotional programs for the busy season; and a one-time gain recorded in relation to the settlement of certain supplemental employee retirement plan payments.

•	Depreciation and amortization expense was $22.7 million in 2009 compared to $29.4 million in 2008 and $27.3 million in 2007.

Depreciation and amortization expense in 2009 decreased from 2008 due to the full depreciation of certain assets acquired in connection with both the 2005 digital conversion of SPS and the 2007 acquisition of PCA; the closure of certain facilities in fiscal 2008 and early fiscal 2009; and an adjustment made in the prior year to write-off Mexico film equipment no longer required after the digital conversion.  These decreases were offset in part by an increase as a result of the digital equipment purchased for the PMPS digital conversion throughout fiscal 2008.

The increase in 2008 is attributed to the equipment purchased for the digital rollout.  This increase was offset in part by a decline in depreciation as a result of certain assets, acquired in connection both with the 2005 digital conversion of SPS and the 2007 acquisition of PCA, becoming fully depreciated.

•
Other charges and impairments reflect costs incurred from strategic actions implemented by the Company to restructure its operations, costs that are unpredictable and atypical of the Company’s operations and additional charges due to asset impairments.  Actions taken during 2009, 2008 and 2007 are as follows:

in thousands	2009	2008	2007

Recorded as a component of income (loss) from operations:
Reserves for severance and related costs (1)	$970	$2,046	$2,035
Proxy contest fees (2)	871	-	-
Other transition related costs - PCA Acquisition (3)	527	1,255	2,817
Impairment charges (4)	300	739	-
Sears fees related to the settlement of the previous license agreement (5)	-	7,527	2,500
Other (6)	626	1,990	343

Total Other Charges and Impairments	$3,294	$13,557	$7,695

(1)
Charges in 2009 primarily relate to severance costs resulting from the termination of employees in connection with the closure of the film lab facility in Canada due to the digital conversion of the SPS Canada studios.

Charges in 2008 and 2007 were principally related to severance costs resulting from the termination of employees in connection with the integration of operations of the PCA Acquisition into CPI.

(2)	Charges relate to certain fees incurred in connection with the proxy contest in 2009.

(3)
During 2009, expense primarily relates to lab closure-related costs of $1.1 million.  This expense is offset in part by a $546,000 net gain recognized on the sale of certain properties previously held for sale.

During 2008, expense primarily related to lab closure-related costs of $902,000.  The remainder of expense related to professional service and consultant costs associated with the transition.

During 2007, in connection with the PCA Acquisition, the Company incurred transition-related costs associated with combining the operations of PCA into the CPI organization ($2.0 million) and cure costs associated with contractual obligations transferred from PCA to CPI ($523,000).

(4)	During 2009 and 2008, the Company incurred $300,000 and $739,000, respectively, related to the write-down of certain asset values held for sale.

(5)
In 2008 and 2007, the Company incurred certain fees and charges in relation to the settlement of the previous Sears license agreement.  These fees and charges are discussed further in Item 1, “Business” and in Note 16 to the Notes to Consolidated Financial Statements.

(6)
Costs in 2009 primarily relate to net legal expense of $527,000 incurred in connection with the settlement of the Picture Me Press LLC vs. Portrait Corporation of America case as well as the write-off of certain Canada film inventory due to the digital conversion of the SPS Canada studios.  These expenses are offset in part by a reduction in certain lease obligation reserves of $288,000.

Costs in 2008 primarily related to legal expense of $913,000 incurred for the settlement of the Portraits International of the Southwest vs. CPI Corp. case and $866,000 incurred in connection with the Picture Me Press LLC vs. Portrait Corporation of America case.  The remainder of expense related to executive recruitment expense and a contract negotiation with a director.

Costs in 2007 primarily related to charges incurred related to software that is no longer used in the business, one-time strategic studies and legal charges.

Interest expense was $7.4 million in 2009 compared to $9.1 million in 2008 and $10.7 million in 2007.  The decreases in interest expense in 2009 and 2008 are primarily the result of adjustments to the fair value of the interest rate swap agreement that decreased interest expense by $2.1 million and $2.3 million in 2009 and 2008, respectively.  The decrease in 2008 was offset in part by an increase in higher average borrowings after the refinancing of the Credit Agreement to fund the PCA Acquisition as discussed in Note 10 to the Notes to Consolidated Financial Statements.

Interest income was $456,000 in 2009 compared to $620,000 in 2008 and $1.8 million in 2007.  The decrease in interest income in 2008 is primarily attributable to lower invested balances in 2008 compared to 2007, the result of higher capital spending in 2008 related to the digital conversion of PMPS.

The income tax expense (benefit) on income (loss) from continuing operations totaled $5.8 million, ($2.6 million) and $2.1 million in 2009, 2008 and 2007, respectively.  These provisions resulted in effective tax rates of 30% in 2009, (28%) in 2008 and 34% in 2007.  The change in the effective tax rate in 2009 is primarily attributable to the recognition of a $2.1 million, net, foreign tax credit benefit.  The change in the effective tax rate in 2008 was primarily attributed to the tax effect of WOTC credits as a percent of pre-tax income and the exclusion of certain tax benefits due to the fiscal year loss.

Net losses from discontinued operations were $961,000 and $441,000 in 2008 and 2007, respectively.  In 2008, the Company decided to discontinue its Portrait Gallery and E-Church operations.  In 2007, in connection with the PCA Acquisition, the Company decided to sell the 5-portrait studio operation in the United Kingdom (the “UK Operations”).  These decisions were made in order to eliminate the unprofitable operations.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of the Company’s cash flows for each of the last three fiscal years:

in thousands	2009	2008	2007

Net cash (used in) provided by:
Operating activities (1)	$31,289	$11,847	$39,466
Financing activities	(33,494)	(13,419)	90,788
Investing activities	(2,876)	(33,488)	(97,653)
Effect of exchange rate changes on cash and cash equivalents	329	(452)	282
Net (decrease) increase in cash and cash equivalents	$(4,752)	$(35,512)	$32,883

(1)	Includes cash flows used in discontinued operations of $816,000 and $406,000 in 2008 and 2007, respectively.

Net Cash Provided By Operating Activities

Net cash provided by operating activities was $31.3 million in 2009 compared to $11.8 million and $39.5 million in 2008 and 2007, respectively.  Cash flows in 2009 increased from 2008 primarily due to payment reductions over the prior year related to digital training and travel of $5.8 million, fees in connection with the settlement of the previous Sears license agreement of $5.4 million, employee insurance of $3.9 million, severance and integration-related payments of $2.5 million, interest of $1.9 million, pension of $1.6 million and worker’s compensation of $1.1 million.  These were offset in part by the timing of payments related to changes in the various balance sheet accounts totaling $2.7 million.

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

Net Cash (Used In) Provided By Financing Activities

Net cash (used in) provided by financing activities was ($33.5 million), ($13.4 million) and $90.8 million in 2009, 2008 and 2007, respectively.  The increase in cash used in 2009 compared to 2008 is primarily attributed to an increase in repayment of long-term debt.  In addition to the mandatory payments made pursuant to the mandatory payment schedule in the Credit Agreement, the Company made voluntary prepayments of $17.0 million of outstanding principal of the debt during 2009.  Additionally, the Company applied proceeds of $982,000 and $917,000 in the second and fourth quarters of 2009, respectively, from the sale of the Charlotte, North Carolina warehouse and the Thomaston, Connecticut facility, respectively, to the outstanding principal of the debt in connection with certain mandatory prepayment requirements under the Credit Agreement.

The increase in cash used in 2008 was primarily attributable to events from 2007.  These include higher net long-term borrowings of $106.5 million related to the PCA Acquisition and the release of $1.0 million of restricted cash, offset in part by the payment of debt issuance costs of $2.7 million.

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

As part of this Credit Agreement, the Company entered into an interest rate swap agreement to manage the interest rate risk on $57.5 million of the term loan.  This swap agreement has not been designated as a hedge as it has not been determined that it qualifies for cash flow hedge accounting.  As discussed above, payments under the term loan are based on an applicable London Interbank Offered Rate ("LIBOR") period plus 2.75%.  To economically hedge the risk of increasing interest rates, the Company entered into an interest rate swap that effectively converted three-month floating rate LIBOR-based payments to a fixed rate of 4.97% plus the LIBOR-rate spread of 2.75%, resulting in a 7.72% interest rate.  The contract expires in September 2010.  The fixed rate gain (loss) related to this agreement was $1.5 million, ($617,000) and ($2.9 million) at February 6, 2010, February 7, 2009 and February 2, 2008, respectively, which is included in interest expense.

The proceeds of the term loan were used for working capital and general business purposes, for acquisitions permitted under the Credit Agreement (including the acquisition of PCA (as defined in the Credit Agreement)), for capital expenditures (including retail store expansions and conversion to digital photography), to pay dividends and distributions on the Company’s capital securities to the extent permitted thereunder, and to make purchases or redemptions of the Company’s capital securities to the extent permitted thereunder.

Effective April 16, 2009, the Company entered into the third amendment (the “Amendment”) to its Credit Agreement to change the interest rate structure and amortization schedule and to replace preexisting minimum EBITDA and interest coverage covenants with a fixed charge ratio test (as defined, EBITDA minus capital expenditures to fixed charges) and tighten the leverage ratio test (as defined, Total Funded Debt to EBITDA).  These changes were made to allow for greater flexibility in the event that the economic climate worsens and has an impact on the Company’s earnings.  As of February 6, 2010, the Company had $77.5 million outstanding under the term loan portion of its existing Credit Agreement.  The Company was in compliance with its financial covenants under its Credit Agreement as of February 6, 2010.

Pursuant to the Amendment, the term loan bears interest at the Company’s option, at either a period-based LIBOR plus a spread ranging from 3.75% to 4.25%, or the Base Rate plus a spread ranging from 2.25% to 2.75%.  The Base Rate is determined from the greater of the prime rate, the Federal Funds rate plus 0.50% or the LIBOR Rate plus 1.00% (the “Base Rate”).  Revolving loans are priced at the Base Rate or LIBOR.  The Company is also required to pay a non-use fee of 0.50% per annum on the unused portion of the revolving commitment and letter of credit fees of 3.25% to 4.00% per annum.  The interest rate spread in the case of LIBOR and Base Rate loans and the payment of the non-use fees and the letter of credit fees is dependent on the Company’s Ratio of Total Funded Debt to EBITDA (as defined in the Credit Agreement).  If the Company fails to deliver required financial statements and compliance certifications, all of the above interest rates reset to the maximums indicated until five days following the date such statements and certifications are submitted.

In addition, under the Amendment, the mandatory payment schedule requires that unless sooner repaid in whole or part pursuant to the terms of the Credit Agreement, the outstanding principal balance of the term loan is to be repaid in installments of $1.0 million on each of March 31, June 30 and September 30 and $7.0 million on December 31 for all periods after the date of the Amendment, with a final payment being made on the maturity date thereof.  The Amendment also includes mandatory prepayments based on the Company’s levels of cash flow and certain transactions.  The mandatory prepayment based upon cash flow is calculated annually at the conclusion of the fiscal year and is equal to 75% of excess cash flow (as defined in the Credit Agreement).  If the Ratio of Total Funded Debt to EBITDA is below 1.50 to 1.00 for any two consecutive fiscal years, such percentage is reduced to 25% of excess cash flow.

The Company incurred $943,000 in fees paid to creditors associated with this Amendment, which is being amortized over the remainder of the life of the loan in addition to fees that are currently being amortized, the amounts of which are included in Prepaid debt fees in the Consolidated Balance Sheet as of February 6, 2010.

We have defined benefit and defined contribution pension plans, as described in Note 14 to the Notes to Consolidated Financial Statements.  We fund these plans based on the minimum amounts required by law plus such amounts we deem appropriate.

Net Cash Used In Investing Activities

Net cash used in investing activities was $2.9 million, $33.5 million and $97.7 million in 2009, 2008 and 2007, respectively.  The decrease in cash used in 2009 from 2008 primarily relates to a decrease in capital expenditures of $30.8 million as the digital conversion was completed by the end of 2008.  This decrease is offset in part by a decrease of $2.5 million related to the proceeds received and distribution of funds in excess of related obligations from the Rabbi Trust and proceeds of $1.9 million from the sale of certain assets previously held for sale during 2009.

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

Future Cash Flows

To facilitate an understanding of the Company’s contractual obligations and other commitments, the tables below are provided.  The Company is self-insured with stop-loss coverage for medical insurance and has a large deductible program for worker’s compensation and general liability insurance.  The Company has established reserves for claims under these plans that have been reported but not paid and incurred but not reported.  As of February 6, 2010, estimated reserves for these claims totaled $10.5 million.  These reserves have been excluded from the table below, as we are uncertain as to the timing of when cash payments may be required. The tables also do not include our deferred income tax, interest rate swap, rental and license host fee liabilities and pension plan obligations beyond 2010, as the liabilities are not currently estimable and/or it is not certain when they will become due.

in thousands	PAYMENTS DUE BY PERIOD
					2015 &
	Total	2010	2011-12	2013-14	Beyond
Contractual obligations:

Long-term debt (1)	$77,541	$19,686	$57,855	$-	$-
Interest expense (2)	8,513	3,626	4,887	-	-
Operating leases	3,035	616	888	568	963
Purchase obligations for
materials and services (3)	6,428	4,655	1,773	-	-
Pension plan obligations (4)	1,694	1,694	-	-	-
Sears Agreement settlement fees (5)	750	150	300	300	-
Other liabilities (6)	676	566	98	12	-

TOTAL	$98,637	$30,993	$65,801	$880	$963

in thousands	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
					2015 &
	Total	2010	2011-12	2013-14	Beyond
Other commitments:

Standby letters of credit (7)	$16,980	$16,980	$-	$-	$-
Contingent lease obligations	210	120	90	-	-

TOTAL	$17,190	$17,100	$90	$-	$-

(1)
The long-term debt agreement includes mandatory prepayments based on the Company’s levels of cash flow and certain transactions; these amounts for 2011 are not incorporated since they are not currently estimable.  Payments in 2010 reflect a voluntary debt prepayment of $5.0 million made on April 16, 2010.  The Company, in connection with its Credit Agreement, plans to use the cash proceeds, if any, from the sale of certain properties, as described more fully in Note 7 to the Notes to Consolidated Financial Statements, to pay down its long-term debt.

(2)
Amounts represent the expected cash payments of the Company’s interest expense on its long-term debt, calculated based on the rates included in the Credit Agreement amendment, effective April 16, 2009.

(3)
Amount represents outstanding purchase commitments at February 6, 2010.  The purchase commitments relate principally to photographic paper, manufacturing supplies, telecommunication services, database maintenance contracts and marketing initiatives.

(4)
The Company anticipates it will make a contribution of approximately $1.7 million to the pension plan in 2010.  Obligations beyond 2010 are not currently estimable.  Future contributions to the pension plan will be dependent upon legislation, future changes in discount rates and the earnings performance of the plan assets.

(5)
The Company is obligated to remit to Sears additional payments as stipulated in the settlement of the previous license agreement.  A $150,000 payment is due to Sears on December 31 of each year through 2014.

(6)	Amounts consist primarily of accruals for severance and related costs, which are recorded at the contractual amounts due.

(7)
The Company primarily uses standby letters of credit to collateralize its various large deductible insurance programs.  The letters of credit generally have a one-year maturity and have auto renewal clauses.

Liquidity

Cash flows from operations, cash and cash equivalents and the borrowing capacity under the revolving portion of the Company’s Credit Agreement, represent expected sources of funds in 2010 that will meet the Company’s obligations and commitments, including debt service, annual dividends to shareholders, planned capital expenditures, which are estimated to approximate $6.5 million for fiscal year 2010, and normal operating needs.

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

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”).  ASU No. 2010-09 amends ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, by requiring U.S. Securities and Exchange Commission (“SEC”) filers to evaluate subsequent events through the date that the financial statements are issued and by removing the requirement for SEC filers to disclose the date through which subsequent events have been evaluated.  ASU No. 2010-09 was effective upon issuance.  In accordance with ASU No. 2010-09, the Company performed an evaluation of subsequent events through the date which the financial statements were issued and determined no subsequent events had occurred which would require adjustment to or additional disclosure in its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”).  ASU No. 2010-06 amends existing disclosure requirements under ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements on a gross basis relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about inputs and valuation techniques and the level of disaggregation.  The new disclosures and clarifications of existing disclosures are effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide level 3 activity of purchases, sales, issuances and settlements on a gross basis, which is effective for interim and annual periods beginning after December 15, 2010.  The Company adopted the applicable requirements of ASU No. 2010-06 on February 7, 2010, with the exception of the requirement to provide level 3 activity of purchases, sales, issuances and settlements on a gross basis, as this is not effective until the Company’s first quarter of fiscal year 2011, and the effect was not material to the Company’s financial statements.

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

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures” (“ASU No. 2009-05”).  ASU No. 2009-05 supplements and amends the guidance in ASC Topic 820 to clarify how an entity should measure the fair value of liabilities and outlines alternative valuation methods and a hierarchy for their use.  ASU No. 2009-05 also clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurement of its fair value.  ASU No. 2009-05 is effective for interim and annual periods beginning after issuance of the Update.  The Company adopted the applicable requirements of ASU No. 2009-05 on July 26, 2009, and the effect was not material to the Company’s financial statements.

In April 2009, the FASB issued three related Staff Positions (FSP) intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities: (i) FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS No. 157-4”) (transition included under ASC Topic 820), (ii) FSP SFAS No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS No. 107-1 and APB No. 28-1”) (transition included under ASC Topic 825, “Financial Instruments”) and (iii) FSP SFAS No. 115-2 and FSP SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS No. 115-2 and FSP SFAS No. 124-2”) (transition included under ASC Topic 320, “Investments – Debt and Equity Securities”).

FSP SFAS No. 157-4 provides guidelines for determining fair values when the volume and level of activity for an asset or liability have significantly decreased.  This position reaffirms that the objective of fair value measurement is to reflect the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (as opposed to a distressed or forced transaction) between market participants at the date of the financial statements under current market conditions.  FSP SFAS No. 107-1 and APB No. 28-1 relate to fair value disclosure for any financial instrument not currently reflected on the balance sheet at fair value and requires qualitative and quantitative disclosure about fair value estimates for such financial instruments on an interim basis.  FSP SFAS No. 115-2 and FSP SFAS No. 124-2 relate to recognition, presentation and disclosure of other-than-temporary impairments of impaired debt securities, of which the Company currently has none.  The Company adopted the applicable requirements of these positions on May 3, 2009, and has included the appropriate disclosures in the Company’s financial statements.

ASC Topic 715, “Compensation – Retirement Benefits” (“ASC Topic 715”) (which includes certain disclosure requirements issued under FSP SFAS No. 132R-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets”, an amendment of SFAS No. 132 (revised 2003), “Employers’ Disclosure about Pensions and Other Postretirement Benefits”, in December 2008 and effective for fiscal years ending after December 15, 2009) requires more detailed disclosures regarding defined benefit pension plan assets including investment policies and strategies, major categories of plan assets, valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets.  These enhanced disclosures are required for fiscal years ending after December 15, 2009.  Upon initial application, the enhanced disclosures are not required for earlier periods that are presented for comparative purposes.  The Company has incorporated the applicable enhanced disclosures required under ASC Topic 715 within Note 14 to the Notes to Consolidated Financial Statements.

Application of Critical Accounting Policies

The application of certain of the accounting policies utilized by the Company requires significant judgments or a complex estimation process that can affect the results of operations and financial position of the Company, as well as the related footnote disclosures.  The Company bases its estimates on historical experience and other assumptions that it believes are reasonable.  If actual amounts are ultimately different from previous estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known.  The Company’s significant accounting policies are discussed in Note 1 to the Notes to Consolidated Financial Statements; critical estimates inherent in these accounting policies are discussed in the following paragraphs.

Long-Lived Asset Recoverability

In accordance with ASC Topic 360, “Property, Plant and Equipment” (“ASC Topic 360”) long-lived assets, primarily property and equipment, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  The impairment test is a two-step process.  If the carrying value of the asset exceeds the expected future cash flows (undiscounted and without interest) from the asset, impairment is indicated.  The impairment loss recognized is the excess of the carrying value of the asset over its fair value.  During  2009, the carrying value of a certain asset classified as held for sale exceeded its fair value less cost to sell.  As such, the Company recorded a $300,000 charge in other charges and impairments in the Consolidated Statement of Operations in 2009 to reduce the asset carrying value to its fair value less cost to sell.  See Note 7 to the Notes to Consolidated Financial Statements.

Recoverability of Goodwill and Acquired Intangible Assets

The Company accounts for goodwill under ASC Topic 350, “Intangibles-Goodwill and Other” (“ASC Topic 350”) which requires the Company to test goodwill for impairment on an annual basis, and between annual tests whenever events or changes in circumstances indicate the carrying amount may not be recoverable.  ASC Topic 350 prescribes a two-step process for impairment testing of goodwill.  The first step is a screen for impairment, which compares the reporting unit’s estimated fair value to its carrying value.  If the carrying value exceeds the estimated fair value in the first step, the second step is performed in which the Company’s goodwill is written down to its implied fair value, which the Company would determine based upon a number of factors, including operating results, business plans and anticipated future cash flows.

The Company performs its annual impairment test at the end of its second quarter, or more frequently if circumstances indicate the potential for impairment.  As of July 25, 2009, the end of the Company’s second quarter, the Company completed its annual impairment test and concluded that the estimated fair value of its reporting unit substantially exceeded its carrying value, and therefore, no impairment was indicated.  As of February 6, 2010, the Company considered possible impairment triggering events since the July 25, 2009, impairment test date, including its market capitalization relative to the carrying value of its net assets, as well as other relevant factors, and concluded that no goodwill impairment was indicated at that date.  The Company has one goodwill reporting unit, which is currently not at risk of failing the step-one impairment test.

The Company reviews its intangible assets with definite useful lives, consisting primarily of the Walmart host agreement, under ASC Topic 360, which requires the Company to review for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of intangible assets with definite useful lives is measured by a comparison of the carrying amount of the asset to the estimated future undiscounted cash flows expected to be generated by such assets.  If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, which is determined on the basis of discounted cash flows.

As of February 6, 2010, the Company considered possible impairment triggering events, including projected cash flow data, as well as other relevant factors, and concluded that no impairment was indicated at that date.  It is possible that changes in circumstances, assumptions or estimates, including historical and projected cash flow data, utilized by the Company in its evaluation of the recoverability of its intangible assets with definite useful lives, could require the Company to write-down its intangible assets and record a non-cash impairment charge, which could be significant, and would adversely affect the Company’s financial position and results of operations.

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

Income Taxes

The Company provides deferred income tax assets and liabilities based on the estimated future tax effects of operating losses and tax credit carryforwards, as well as the differences between the financial and tax bases of assets and liabilities based on currently enacted tax laws.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The tax balances and income tax expense (benefit) recognized by the Company are based on management’s interpretation of the tax laws of multiple jurisdictions.  Income tax expense (benefit) also reflects the Company’s best estimates and assumptions regarding, among other things, the level of future taxable income, interpretation of the tax laws and tax planning.  The Company assesses temporary differences that result from differing treatments of certain items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are shown on our consolidated balance sheet.  The Company must assess the likelihood that deferred tax assets will be realized.  To the extent the Company believes that realization is not likely, a valuation allowance is established.  When a valuation allowance is established or increased in an accounting period, a corresponding tax expense is recorded in our consolidated statement of operations.

Defined Benefit Retirement Plans

The plan obligations and related assets of defined benefit retirement plans are presented in Note 14 in the accompanying Notes to Consolidated Financial Statements. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets. In determining the discount rate, the Company utilizes the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments.  Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans.  Actuarial assumptions used in the Company’s plans at February 6, 2010, are included in Note 14 to the Notes to Consolidated Financial Statements.  Effective February 20, 2009, the Company implemented a freeze of future benefit accruals related to its pension plan for the remaining grandfathered participants.  See further discussion in Note 14 to the Notes to Consolidated Financial Statements.

The Company has made certain other estimates that, while not involving the same degree of judgment, are important to understanding the Company’s financial statements. These estimates are in the areas of establishing reserves or accruals in connection with restructuring or other business changes.  On an ongoing basis, management evaluates its estimates and judgments in these areas based on its substantial historical experience and other relevant factors.  Management’s estimates as of the date of the financial statements reflect its best judgment giving consideration to all currently available facts and circumstances.  As such, these estimates may require adjustment in the future, as additional facts become known or as circumstances change.

The Company’s management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Company’s Board of Directors and the Audit Committee has reviewed the Company’s disclosure relating to it in this Management Discussion and Analysis of Financial Condition and Results of Operations section.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates and foreign exchange rates.

At February 6, 2010, all of the Company’s debt obligations have floating interest rates, however, the swap agreement discussed below has effectively fixed the rate on $57.5 million of the debt.  The impact of a 1% change in interest rates affecting the Company’s variable rate debt would be minimal and would increase or decrease interest expense by approximately $200,000.

The Company’s net assets, net earnings and cash flows from its Canadian and Mexican operations are based on the U.S. dollar equivalent of such amounts measured in the respective country’s functional currency.  Assets and liabilities are translated to U.S. dollars using the applicable exchange rates as of the end of a reporting period.  Revenues, expenses and cash flows are translated using the average exchange rate during each period.  The Company’s Canadian operations constitute 14% of the Company’s total assets and 13% of the Company’s total sales as of and for the year ended February 6, 2010.  A hypothetical 10% unfavorable change in the Canadian-to-U.S. dollar exchange rate would cause an approximate $1.1 million decrease to the Company’s net asset balance and could materially adversely affect its revenues, expenses and cash flows.  The Company’s exposure to changes in foreign exchange rates relative to the Mexican operations is minimal, as Mexican operations constitute only 1% of the Company’s total assets and 2% of the Company’s total sales as of and for the year ended February 6, 2010.

The Company has an interest rate swap agreement to reduce exposure to market risk from changes in interest rates by swapping an unknown variable interest rate for a fixed rate.  This swap agreement has not been designated as a hedge as it has been determined that it does not qualify for hedge accounting treatment.  The principal objective of this contract is to minimize the risks and/or costs associated with the Company’s variable rate debt.  Gains and losses are recognized in the statement of operations as interest expense throughout the interest period.  The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to this financial instrument; however, the counterparty to this agreement is a major financial institution, and the risk of loss due to nonperformance is considered by management to be minimal.  The Company does not hold or issue interest rate swaps for trading purposes.  The following is a summary of the economic terms of the agreement at February 6, 2010:

Notional amount	$57,500,000
Fixed rate paid	4.97%
Variable rate received	0.23%
Effective date	September 17, 2007
Expiration date	September 17, 2010

Item 8.	Financial Statements and Supplementary Data

(a)	FINANCIAL STATEMENTS		PAGES

	-	Report of Independent Registered Public Accounting Firm	30
	-	Consolidated Balance Sheets as of February 6, 2010 and February 7, 2009	31-32
	-	Consolidated Statements of Operations for the fiscal years ended
		February 6, 2010, February 7, 2009 and February 2, 2008	33
	-	Consolidated Statements of Changes in Stockholders' Equity
		for the fiscal years ended February 6, 2010, February 7, 2009 and February 2, 2008	34
	-	Consolidated Statements of Cash Flows for the fiscal years ended February 6, 2010,
		February 7, 2009 and February 2, 2008	35-37
	-	Notes to Consolidated Financial Statements	38-66

The Company's fiscal year ends the first Saturday of February.  Accordingly, fiscal year 2009 ended February 6, 2010, and consisted of 52 weeks, fiscal year 2008 ended February 7, 2009, and consisted of 53 weeks, and fiscal year 2007 ended February 2, 2008, and consisted of 52 weeks. Throughout the "Financial Statements and Supplemental Data" section, references to 2009, 2008 and 2007 represent the fiscal years ended February 6, 2010, February 7, 2009, and February 2, 2008, respectively.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CPI Corp.:

We have audited the accompanying consolidated balance sheets of CPI Corp. and subsidiaries (the Company) as of February 6, 2010, and February 7, 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended February 6, 2010. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CPI Corp. and subsidiaries as of February 6, 2010, and February 7, 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended February 6, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CPI Corp. and subsidiaries’ internal control over financial reporting as of February 6, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 20, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

_________________________________

KPMG LLP

St. Louis, Missouri

April 20, 2010

CPI CORP.
Consolidated Balance Sheets – Assets

in thousands	February 6, 2010	February 7, 2009

ASSETS
Current assets:
Cash and cash equivalents	$18,913	$23,665
Accounts receivable:
Trade	5,960	6,050
Other	880	923
Inventories	7,465	8,489
Prepaid expenses and other current assets	5,396	5,800
Refundable income taxes	1,350	357
Deferred tax assets	7,253	9,581
Assets held for sale	6,338	6,615

Total current assets	53,555	61,480

Property and equipment:
Land	2,185	3,249
Buildings and building improvements	25,289	32,377
Leasehold improvements	4,491	4,406
Photographic, sales and manufacturing equipment	168,371	178,732
Total	200,336	218,764
Less accumulated depreciation and amortization	166,167	167,877
Property and equipment, net	34,169	50,887
Prepaid debt fees	2,237	2,262
Goodwill	21,720	21,459
Intangible assets, net	38,660	40,206
Deferred tax assets	7,701	8,359
Other assets	8,549	8,202

TOTAL ASSETS	$166,591	$192,855

See accompanying footnotes to the consolidated financial statements.

CPI CORP.
Consolidated Balance Sheets - Liabilities and Stockholders’ Equity

in thousands, except share and per share data	February 6, 2010	February 7, 2009

LIABILITIES
Current liabilities:
Current maturities of long-term debt	$19,686	$1,150
Accounts payable	4,390	6,816
Accrued employment costs	9,878	10,146
Customer deposit liability	11,528	12,503
Sales taxes payable	3,929	5,284
Accrued advertising expenses	1,062	978
Accrued expenses and other liabilities	12,170	18,133

Total current liabilities	62,643	55,010

Long-term debt, less current maturities	57,855	104,578
Accrued pension plan obligations	17,724	10,591
Other liabilities	18,181	21,841

Total liabilities	156,403	192,020

CONTINGENCIES (See Note 16)

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized; no shares outstanding	-	-
Preferred stock, Series A, no par value, 200,000 shares authorized;
no shares outstanding	-	-
Common stock, $.40 par value, 50,000,000 shares authorized; 9,184,081 and 17,089,788
shares outstanding at February 6, 2010, and February 7, 2009, respectively	3,674	6,836
Additional paid-in capital	29,017	55,394
Retained earnings	41,516	183,723
Accumulated other comprehensive loss	(14,887)	(13,114)
	59,320	232,839
Treasury stock - at cost, 2,175,591 and 10,270,319 shares at
February 6, 2010, and February 7, 2009, respectively	(49,132)	(232,004)

Total stockholders' equity	10,188	835

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$166,591	$192,855

See accompanying footnotes to the consolidated financial statements.

CPI CORP.
Consolidated Statements of Operations

Fifty-two weeks ended February 6, 2010, Fifty-three weeks ended February 7, 2009, and Fifty-two weeks ended February 2, 2008

in thousands, except share and per share data	2009	2008	2007

Net sales	$422,371	$462,548	$423,429

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	30,626	43,280	47,135
Selling, general and administrative expenses	339,138	377,310	326,568
Depreciation and amortization	22,740	29,432	27,291
Other charges and impairments	3,294	13,557	7,695
	395,798	463,579	408,689

Income (loss) from operations	26,573	(1,031)	14,740

Interest expense	7,392	9,147	10,652
Interest income	456	620	1,834
Other (expense) income, net	(44)	190	175
Income (loss) from operations before income tax expense (benefit)	19,593	(9,368)	6,097

Income tax expense (benefit)	5,796	(2,644)	2,080

Net income (loss) from continuing operations	13,797	(6,724)	4,017

Net loss from discontinued operations, net of income tax benefit	-	(961)	(441)

NET INCOME (LOSS)	$13,797	$(7,685)	$3,576

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share from continuing operations - diluted	$1.97	$(1.03)	$0.63
Net loss per share from discontinued operations - diluted	-	(0.15)	(0.07)
Net income (loss) per share - diluted	$1.97	$(1.18)	$0.56

Net income (loss) per share from continuing operations - basic	$1.97	$(1.03)	$0.63
Net loss per share from discontinued operations - basic	-	(0.15)	(0.07)
Net income (loss) per share - basic	$1.97	$(1.18)	$0.56

Dividends per share	$0.64	$0.64	$0.64

Weighted average number of common and common equivalent
shares outstanding-diluted	7,019,981	6,509,840	6,415,706
Weighted average number of common and common equivalent
shares outstanding-basic	6,992,511	6,509,840	6,390,961

See accompanying footnotes to the consolidated financial statements.

CPI CORP.
Consolidated Statements of Changes in Stockholders' Equity

Fifty-two weeks ended February 6, 2010, Fifty-three weeks ended February 7, 2009, and Fifty-two weeks ended February 2, 2008

in thousands, except share and per share data				Accumulated
		Additional		other	Treasury
	Common	paid-in	Retained	comprehensive	stock,
	stock	capital	earnings	(loss) income	at cost	Total

Balance at February 3, 2007	$6,790	$52,421	$196,032	$(9,387)	$(233,057)	$12,799

Net income	-	-	3,576	-	-	3,576
Total other comprehensive income, net of tax effect	-	-	-	2,662	-	2,662
(consisting primarily of foreign exchange impact)
Total comprehensive income	-	-	-	-	-	6,238
Surrender of employee shares for taxes	-	-	-	-	(551)	(551)
Issuance of common stock and restricted stock awards,
net of forfeitures (61,606 shares)	21	237	-	-	189	447
Stock-based compensation recognized	-	2,724	-	-	-	2,724
Decreased tax benefit related to stock-based compensation	-	(599)	-	-	-	(599)
Dividends ($0.64 per common share)	-	-	(4,084)	-	-	(4,084)

Balance at February 2, 2008	$6,811	$54,783	$195,524	$(6,725)	$(233,419)	$16,974

Net loss	-	-	(7,685)	-	-	(7,685)
Total other comprehensive loss, net of tax effect	-	-	-	(6,389)	-	(6,389)
(consisting primarily of foreign exchange impact)
Total comprehensive loss	-	-	-	-	-	(14,074)
Surrender of employee shares for taxes	-	-	-	-	(175)	(175)
Issuance of common stock and restricted stock awards,	25	(229)	-	-	1,590	1,386
net of forfeitures (419,478 shares)
Stock-based compensation recognized	-	1,037	-	-	-	1,037
Decreased tax benefit related to stock based compensation	-	(178)	-	-	-	(178)
Dividends ($0.64 per common share)	-	-	(4,135)	-	-	(4,135)

Balance at February 7, 2009	$6,836	$55,413	$183,704	$(13,114)	$(232,004)	$835

Net income	-	-	13,797	-	-	13,797
Total other comprehensive loss, net of tax effect	-	-	-	(1,773)	-	(1,773)
(consisting primarily of defined benefit plan impact)
Total comprehensive income	-	-	-	-	-	12,024
Surrender of employee shares for taxes	-	-	-	-	(30)	(30)
Retirement of treasury stock (8,000,000 shares, at average cost)	(3,200)	(25,940)	(151,526)	-	180,666	-
Issuance of common stock and restricted stock awards,
net of forfeitures (193,292 shares)	38	(1,673)	-	-	2,236	601
Stock-based compensation recognized	-	1,092	-	-	-	1,092
Increased tax benefit related to stock-based compensation	-	125	-	-	-	125
Dividends ($0.64 per common share)	-	-	(4,459)	-	-	(4,459)

Balance at February 6, 2010	$3,674	$29,017	$41,516	$(14,887)	$(49,132)	$10,188

See accompanying footnotes to the consolidated financial statements.

CPI CORP.
Consolidated Statements of Cash Flows

Fifty-two weeks ended February 6, 2010, Fifty-three weeks ended February 7, 2009, and Fifty-two weeks ended February 2, 2008

in thousands	2009	2008	2007

Reconciliation of net income (loss) to cash flows provided by (used in) operating activities:

Net income (loss)	$13,797	$(7,685)	$3,576

Adjustments for items not requiring (providing) cash:
Depreciation and amortization	22,740	29,432	27,291
Loss from discontinued operations	-	961	441
Amortization of prepaid debt fees	968	678	616
Stock-based compensation expense	1,092	1,037	2,724
Issuance of common stock to Sears	-	865	-
Gain on sale of assets held for sale, net	(619)	-	-
Loss on impairment of property and equipment	300	739	-
Loss on disposition of property and equipment	580	1,387	319
Deferred income tax provision	6,195	(2,550)	1,455
Change in interest rate swap	(1,514)	617	2,930
Pension, supplemental retirement plan and profit sharing expense	870	505	2,009
Other	38	-	67

Increase (decrease) in cash flow from operating assets and liabilities:
Accounts receivable	213	4,523	(1,987)
Inventories	1,201	5,448	2,000
Prepaid expenses and other current assets	310	(1,238)	652
Accounts payable	(2,439)	(5,153)	6,020
Contribution to pension plan	(1,560)	(3,157)	(5,050)
Supplemental retirement plan payments	(141)	(1,283)	(249)
Accrued expenses and other liabilities	(8,584)	(4,227)	(7,021)
Income taxes payable	(992)	(708)	(1,001)
Deferred revenues and related costs	(1,076)	(7,720)	2,655
Other	(90)	192	2,425

Cash flows provided by continuing operations	31,289	12,663	39,872
Cash flows used in discontinued operations	-	(816)	(406)
Cash flows provided by operating activities	$31,289	$11,847	$39,466

See accompanying footnotes to the consolidated financial statements.

CPI CORP.
Consolidated Statements of Cash Flows (…continued)

Fifty-two weeks ended February 6, 2010, Fifty-three weeks ended February 7, 2009, and Fifty-two weeks ended February 2, 2008

in thousands	2009	2008	2007

Cash flows provided by operating activities	31,289	11,847	39,466

Cash flows (used in) provided by financing activities:
Repayment of long-term debt	(28,187)	(8,697)	(17,241)
Proceeds from long-term borrowings	-	-	115,000
Payment of debt issuance costs	(943)	-	(2,737)
Restricted cash - release compensating balance under Credit Agreement	-	-	1,000
Cash dividends	(4,459)	(4,135)	(4,084)
Surrender of employee shares for taxes	(30)	(175)	(551)
Tax benefit (deficiency) excess from stock-based compensation	125	(178)	(599)
Other	-	(234)	-

Cash flows (used in) provided by financing activities	(33,494)	(13,419)	90,788

Cash flows (used in) provided by investing activities:
Acquisition of certain net assets of Portrait Corporation of America, Inc.,
net of cash and cash equivalents acquired	-	(52)	(83,010)
Additions to property and equipment	(5,234)	(36,074)	(14,884)
Proceceds from sale of assets held for sale	1,902	-	-
Proceeds from sale of property and equipment	343	106	-
Proceeds from Rabbi Trust used for supplemental retirement plan payments	153	1,295	262
Distribution of Rabbi Trust funds in excess of related obligations	-	1,311	-
Other	(40)	(74)	(21)

Cash flows used in investing activities	(2,876)	(33,488)	(97,653)

Effect of exchange rate changes on cash and cash equivalents	329	(452)	282

Net (decrease) increase in cash and cash equivalents	(4,752)	(35,512)	32,883

Cash and cash equivalents at beginning of year	23,665	59,177	26,294

Cash and cash equivalents at end of year	$18,913	$23,665	$59,177

See accompanying footnotes to the consolidated financial statements.

CPI CORP.
Consolidated Statements of Cash Flows (…continued)

Fifty-two weeks ended February 6, 2010, Fifty-three weeks ended February 7, 2009, and Fifty-two weeks ended February 2, 2008

in thousands	2009	2008	2007

Supplemental cash flow information:
Interest paid	$7,481	$7,969	$6,509
Income taxes paid, net	$469	$228	$2,082
Supplemental non-cash financing activities:
Issuance of treasury stock under the Employee Profit Sharing Plan	$594	$521	$442
Issuance of restricted stock and stock options to employees and directors	$850	$876	$2,690
Issuance of common stock to Sears	$-	$865	$-

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

The Company operates 2,935 (unaudited) professional portrait studios as of February 6, 2010, throughout the U. S., Canada, Mexico and Puerto Rico, principally under license agreements with Sears and lease and license agreements with Walmart.  The Company also operates websites which support and complement its Sears and Walmart studio operations.  These websites serve as vehicles to archive, share portraits via email (after a portrait session) and order additional portraits and products.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries.   All significant intercompany accounts and transactions are eliminated in consolidation.  Certain items in prior years have been reclassified to conform to the current year presentation, including the reclassification from additional paid in capital to retained earnings, at February 3, 2007, of a $26.9 million adjustment deriving from the retirement of treasury stock in fiscal year 2006, the reclassification of approximately $2.3 million of unamortized prepaid debt fees from long-term debt at February 7, 2009, and the allocation of $2.1 million and $1.9 million of certain lab costs from selling, general and administrative expenses to cost of sales for the years ending February 7, 2009, and February 2, 2008, respectively.

Fiscal Year

The Company's fiscal year ends on the first Saturday of February.  Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years.

Fiscal year	Ended	Weeks
2009	February 6, 2010	52
2008	February 7, 2009	53
2007	February 2, 2008	52

Business Concentrations

Volume of business – The Company’s customers are not concentrated in any specific geographic region.  Due to the widely dispersed nature of the Company’s retail business across millions of customers, no single customer accounts for a significant amount of the Company’s sales.

Revenues – During 2009, 48% and 52% of the Company’s revenues were generated from sales at SPS and PMPS, respectively.  In 2008, respective revenues were 52% and 48%.  These studios operate under lease and license agreements with Sears and Walmart in the U. S., Canada, Mexico and Puerto Rico that require the Company to pay fees to host companies based on total annual net sales.

Sources of supply – The Company purchases photographic paper and processing chemistry from four major manufacturers.  The Company currently purchases software for certain of its U.S. studios and its manufacturing system from a single vendor.  The Company purchases other equipment and materials for its operations from a number of suppliers and is not dependent upon any other supplier for any specific equipment or materials.

Foreign operations – Included in the Company’s Consolidated Balance Sheets at February 6, 2010, and February 7, 2009, are long-lived assets of $15.7 million and $16.1 million, respectively, employed in the Company’s Canadian operations.  Net sales related to the Canadian operations were $54.8 million, $54.6 million and $49.7 million in fiscal 2009, 2008 and 2007, respectively.  Also included in the Company’s Consolidated Balance Sheets at February 6, 2010 and February 7, 2009, are long-lived assets of $858,000 and $1.6 million, respectively, employed in the Company’s Mexican operations.  Net sales related to the Company’s Mexican operations were $7.9 million, $10.1 million and $6.1 million in 2009, 2008 and 2007, respectively.

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

Foreign Currency Translations

The Company’s net assets, net earnings and cash flows from its Canadian and Mexican operations are based on the U.S. dollar equivalent of such amounts measured in the respective country’s functional currency.  Assets and liabilities are translated to U.S. dollars using the applicable exchange rates as of the end of a reporting period.  Revenues, expenses and cash flows are translated using the average exchange rate during each period.  Gains and losses on foreign currency translations are included in the determination of accumulated other comprehensive (loss) income for the year.  These gains (losses) amounted to $2.5 million, ($5.0 million) and $2.5 million, in 2009, 2008 and 2007, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  As of February 6, 2010, the Company held all its cash equivalents in variable rate taxable notes secured by letters of credit with a creditworthy financial institution.

Accounts Receivable

For all SPS studios, collections (cash, check and credit sales) are deposited with Sears and subsequently remitted, net of commission, to CPI by Sears.  Sears’ remittances are reconciled to CPI receivables and any differences are resolved and recorded as appropriate.  There was no allowance for doubtful accounts at February 6, 2010, and February 7, 2009, as substantially all accounts receivable relate to amounts to be remitted by Sears, and management has a high level of assurance of the collectability of these amounts.

For all PMPS studios, collections are made directly by CPI.  There are no customer receivables since revenue is not recorded until the delivery of a package which coincides with final collection.  Accordingly, no allowance for doubtful accounts is required.

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

Depreciation and amortization on property and equipment is computed principally using the straight-line method over estimated useful lives of the respective assets.   Photographic, sales and manufacturing equipment purchased in connection with the Company’s June 8, 2007, acquisition of substantially all of the assets (the “Assets”) of Portrait Corporation of America (“PCA”) and certain of its affiliates (collectively, the “Sellers”) and assumption of certain liabilities of PCA (the “PCA Acquisition”), were assigned lives in accordance with their remaining useful life.  A summary of estimated useful lives is as follows:

Buildings and building improvements	15 to 19 years
Leasehold improvements	5 to 15 years
Photographic, sales and manufacturing equipment	2 to 7 years

CPI CORP.
Notes to Consolidated Financial Statements

Expenditures for improvements are capitalized, while normal repair and maintenance costs are charged to expense as incurred. When properties are disposed, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income.

In accordance with ASC Topic 350, “Intangibles-Goodwill and Other” (“ASC Topic 350”) photographic, sales and manufacturing equipment includes amounts related to the capitalization of certain costs incurred in connection with developing or obtaining software for internal use.

Long-Lived Asset Recoverability

In accordance with ASC Topic 360, “Property, Plant and Equipment” (“ASC Topic 360”) long-lived assets, primarily property and equipment, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  The impairment test is a two-step process.  If the carrying value of the asset exceeds the expected future cash flows (undiscounted and without interest) from the asset, impairment is indicated.  The impairment loss recognized is the excess of the carrying value of the asset over its fair value.  During  2009, the carrying value of a certain asset classified as held for sale exceeded its fair value less cost to sell.  As such, the Company recorded a $300,000 charge in other charges and impairments in the Consolidated Statement of Operations in 2009 to reduce the asset carrying value to its fair value less cost to sell.  See Note 7 to the Notes to Consolidated Financial Statements.

Recoverability of Goodwill and Acquired Intangible Assets

The Company accounts for goodwill under ASC Topic 350, which requires the Company to test goodwill for impairment on an annual basis, and between annual tests whenever events or changes in circumstances indicate the carrying amount may not be recoverable.  ASC Topic 350 prescribes a two-step process for impairment testing of goodwill. The first step is a screen for impairment, which compares the reporting unit’s estimated fair value to its carrying value.  If the carrying value exceeds the estimated fair value in the first step, the second step is performed in which the Company’s goodwill is written down to its implied fair value, which the Company would determine based upon a number of factors, including operating results, business plans and anticipated future cash flows.

The Company performs its annual impairment test at the end of its second quarter, or more frequently if circumstances indicate the potential for impairment.  As of July 25, 2009, the end of the Company’s second quarter, the Company completed its annual impairment test and concluded that the estimated fair value of its reporting unit substantially exceeded its carrying value, and therefore, no impairment was indicated.  As of February 6, 2010, the Company considered possible impairment triggering events since the July 25, 2009, impairment test date, including its market capitalization relative to the carrying value of its net assets, as well as other relevant factors, and concluded that no goodwill impairment was indicated at that date.  The Company has one goodwill reporting unit, which is currently not at risk of failing the step-one impairment test.

The Company reviews its intangible assets with definite useful lives, consisting primarily of the Walmart host agreement, under ASC Topic 360, which requires the Company to review for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of intangible assets with definite useful lives is measured by a comparison of the carrying amount of the asset to the estimated future undiscounted cash flows expected to be generated by such assets.  If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, which is determined on the basis of discounted cash flows.

As of February 6, 2010, the Company considered possible impairment triggering events, including projected cash flow data, as well as other relevant factors, and concluded that no impairment was indicated at that date.  It is possible that changes in circumstances, assumptions or estimates, including historical and projected cash flow data, utilized by the Company in its evaluation of the recoverability of its intangible assets with definite useful lives, could require the Company to write-down its intangible assets and record a non-cash impairment charge, which could be significant, and would adversely affect the Company’s financial position and results of operations.

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

Each brand offers customers the opportunity to join a portrait savings club.  Each club requires a one-time membership fee for a certain enrollment period, which is currently one year.  PMPS Portrait Smiles Club and Sears’ Super Saver Program members receive savings on products and services and a free portrait sheet on each returning visit.  Additionally, Sears’ Super Saver Program members pay no session fees for the enrollment period.  Both of these plans were designed to promote customer loyalty while encouraging frequent return visits to the studio.  The entire fee received is deferred and amortized into revenues on a straight-line basis over the period of the customer’s program.

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

The Consolidated Balance Sheets include capitalized direct-response advertising costs of $1.0 million and $1.5 million at February 6, 2010, and February 7, 2009, respectively.  Advertising expense for 2009, 2008 and 2007 was $30.7 million, $32.3 million and $34.8 million, respectively.

Derivative Instruments and Hedging Activities

The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value.  Changes in fair values of derivatives not qualifying for hedge accounting are reported in earnings.  As of February 6, 2010, the Company had no derivatives qualifying for hedge accounting.

Defined Benefit Plans

The Company maintains a qualified, noncontributory pension plan that covers all full-time U.S. employees meeting certain age and service requirements.  At the measurement date of February 6, 2010, plan assets are measured and recorded at fair value.  The net pension plan and supplemental executive retirement plan (“SERP”) benefit obligations and the related periodic costs are based on, among other things, assumptions of the discount rate, estimated return on plan assets and estimated salary increases. These obligations and related periodic costs are measured using actuarial techniques and assumptions.  While management has determined the assumptions are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension obligation and future net periodic benefit cost.  The actuarial cost method used to compute the pension plan liabilities and related expense is the Projected Unit Credit method.  Market related value of assets is valued with a five-year phase-in of gains and losses.  The SERP has no assets.

Effective February 20, 2009, the Company implemented a freeze of future benefit accruals related to its pension plan for the remaining grandfathered participants.  During 2008, the Company settled its liabilities related to its noncontributing defined benefit plan through lump-sum settlements with two employees and one other participant.  See further discussion in Note 14 to the Notes to Consolidated Financial Statements.

CPI CORP.
Notes to Consolidated Financial Statements

Postemployment Benefits

In the ordinary course of business, the Company may provide postemployment benefits to employees who have been terminated.  The Company does not accrue obligations related to these benefits over the service period as the obligation, if any, cannot be reasonably estimated.  Obligations are accrued when terminations are probable and estimable.

Income Taxes

The Company provides deferred income tax assets and liabilities based on the estimated future tax effects of operating losses and tax credit carryforwards, as well as the differences between the financial and tax bases of assets and liabilities based on currently enacted tax laws.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The tax balances and income tax expense (benefit) recognized by the Company are based on management’s interpretation of the tax laws of multiple jurisdictions.  Income tax expense (benefit) also reflects the Company’s best estimates and assumptions regarding, among other things, the level of future taxable income, interpretation of the tax laws, and tax planning.  The Company assesses temporary differences that result from differing treatments of certain items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are shown on our consolidated balance sheet.  The Company must assess the likelihood that deferred tax assets will be realized.  To the extent the Company believes that realization is not likely, a valuation allowance is established.

Stock-based Compensation Plans

At February 6, 2010, the Company had various stock-based employee compensation plans, which are described more fully in Note 13 to the Notes to Consolidated Financial Statements.  The Company accounts for its stock-based compensation plans under ASC Topic 718, “Compensation – Stock Compensation” (“ASC Topic 718”) which requires companies to recognize the cost of awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

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

CPI CORP.
Notes to Consolidated Financial Statements

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”).  ASU No. 2010-09 amends ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, by requiring U.S. Securities and Exchange Commission (“SEC”) filers to evaluate subsequent events through the date that the financial statements are issued and by removing the requirement for SEC filers to disclose the date through which subsequent events have been evaluated.  ASU No. 2010-09 was effective upon issuance.  In accordance with ASU No. 2010-09, the Company performed an evaluation of subsequent events through the date which the financial statements were issued and determined no subsequent events had occurred which would require adjustment to or additional disclosure in its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”).  ASU No. 2010-06 amends existing disclosure requirements under ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements on a gross basis relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about inputs and valuation techniques and the level of disaggregation.  The new disclosures and clarifications of existing disclosures are effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide level 3 activity of purchases, sales, issuances and settlements on a gross basis, which is effective for interim and annual periods beginning after December 15, 2010.  The Company adopted the applicable requirements of ASU No. 2010-06 on February 7, 2010, with the exception of the requirement to provide level 3 activity of purchases, sales, issuances and settlements on a gross basis, as this is not effective until the Company’s first quarter of fiscal year 2011, and the effect was not material to the Company’s financial statements.

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

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures” (“ASU No. 2009-05”).  ASU No. 2009-05 supplements and amends the guidance in ASC Topic 820 to clarify how an entity should measure the fair value of liabilities and outlines alternative valuation methods and a hierarchy for their use.  ASU No. 2009-05 also clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurement of its fair value.  ASU No. 2009-05 is effective for interim and annual periods beginning after issuance of the Update.  The Company adopted the applicable requirements of ASU No. 2009-05 on July 26, 2009, and the effect was not material to the Company’s financial statements.

In April 2009, the FASB issued three related Staff Positions (FSP) intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities: (i) FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS No. 157-4”) (transition included under ASC Topic 820), (ii) FSP SFAS No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS No. 107-1 and APB No. 28-1”) (transition included under ASC Topic 825, “Financial Instruments”) and (iii) FSP SFAS No. 115-2 and FSP SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS No. 115-2 and FSP SFAS No. 124-2”) (transition included under ASC Topic 320, “Investments – Debt and Equity Securities”).

FSP SFAS No. 157-4 provides guidelines for determining fair values when the volume and level of activity for an asset or liability have significantly decreased.  This position reaffirms that the objective of fair value measurement is to reflect the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (as opposed to a distressed or forced transaction) between market participants at the date of the financial statements under current market conditions.  FSP SFAS No. 107-1 and APB No. 28-1 relate to fair value disclosure for any financial instrument not currently reflected on the balance sheet at fair value and requires qualitative and quantitative disclosure about fair value estimates for such financial instruments on an interim basis.  FSP SFAS No. 115-2 and FSP SFAS No. 124-2 relate to recognition, presentation and disclosure of other-than-temporary impairments of impaired debt securities, of which the Company currently has none.  The Company adopted the applicable requirements of these positions on May 3, 2009, and has included the appropriate disclosures in the Company’s financial statements.

CPI CORP.
Notes to Consolidated Financial Statements

ASC Topic 715, “Compensation – Retirement Benefits” (“ASC Topic 715”) (which includes certain disclosure requirements issued under FSP SFAS No. 132R-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets”, an amendment of SFAS No. 132 (revised 2003), “Employers’ Disclosure about Pensions and Other Postretirement Benefits”, in December 2008 and effective for fiscal years ending after December 15, 2009) requires more detailed disclosures regarding defined benefit pension plan assets including investment policies and strategies, major categories of plan assets, valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets.  These enhanced disclosures are required for fiscal years ending after December 15, 2009.  Upon initial application, the enhanced disclosures are not required for earlier periods that are presented for comparative purposes.  The Company has incorporated the applicable enhanced disclosures required under ASC Topic 715 within Note 14 to the Notes to Consolidated Financial Statements.

NOTE 3 – FAIR VALUE MEASUREMENTS

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

Assets and liabilities recorded at fair value in the Consolidated Balance Sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by ASC Topic 820 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

Determining which hierarchical level an asset or liability falls within requires significant judgment.  The Company evaluates its hierarchy disclosures each quarter.  The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of February 6, 2010 (in millions):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swap (1)	$-	$2.0	$-	$2.0

(1)
The total fair value of the interest rate swap is included in Accrued expenses and other liabilities as of February 6, 2010.  This financial instrument was valued using the “income approach” valuation technique.  This method used valuation techniques to convert future amounts to a single present amount.  The measurement was based on the value indicated by current market expectations about those future amounts.  The Company uses its interest rate swap as a means of managing interest rates on its outstanding fixed-rate debt obligations.  Accordingly, the fair market value is estimated to approximate the recorded value of this instrument.  The fair value of the interest rate swap at February 6, 2010, and February 7, 2009, was $2.0 million and $3.5 million, respectively.

CPI CORP.
Notes to Consolidated Financial Statements

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

NOTE 4 – BUSINESS ACQUISITION

The PCA Acquisition was made pursuant to the Purchase and Sale Agreement (the “Purchase Agreement”) dated as of May 1, 2007, by and among the Sellers and the Company, as thereafter amended.  The Company paid $82.5 million in cash, assumed certain liabilities and replaced certain letters of credit outstanding under PCA’s credit facilities maintained in bankruptcy.  Additionally, fees related to the transaction totaled $1.5 million.  The Company financed the PCA Acquisition with bank borrowings and amended its existing credit facility in connection with the closing of the transaction.  See Note 10 to the Notes to Consolidated Financial Statements for a description of this amendment.

For purposes of this report, the operations acquired in the PCA Acquisition are operating within CPI Corp. under the trade names PictureMe Portrait Studios® in the U.S., Walmart Portrait Studios in Canada and Estudios Fotografia de Walmart in Mexico, collectively “PMPS” or the “PMPS brand”.  As a result of the PCA Acquisition, CPI is the sole operator of portrait studios in Walmart Stores and Supercenters in all fifty states in the U.S., Canada, Mexico and Puerto Rico.  As of February 6, 2010, PMPS operated 1,923 studios worldwide, including 1,549 in the U.S. and Puerto Rico, 260 in Canada and 114 in Mexico (unaudited).

The PCA Acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations,” (“SFAS No. 141”) and, accordingly, the results have been included in the Company’s results of operations from the date of acquisition.  The following unaudited pro forma summary presents the Company’s revenue, net loss, basic loss per common share and diluted loss per common share as if the PCA Acquisition had occurred on the first day of the 2007 fiscal year (in thousands, except per share data):

2007

Revenue	$506,808

Net loss	$(18,124)

Basic loss per common share	$(2.84)

Diluted loss per common share	$(2.84)

Pro forma adjustments have been made to reflect depreciation and amortization using asset values recognized after applying purchase accounting adjustments.  Pro forma results include non-recurring charges from pre-acquisition PCA of $2.8 million, net of tax, in fiscal 2007.  Such charges related to impairments of property and goodwill and restructuring charges that were incurred by PCA prior to the acquisition.

This pro forma information is presented for informational purposes only and is not necessarily indicative of actual results had the acquisition been effected at the beginning of the period presented, and is not necessarily indicative of future results.

CPI CORP.
Notes to Consolidated Financial Statements

NOTE 5 – DISCONTINUED OPERATIONS

During the fourth quarter of 2008 and third quarter of 2007, the Company decided to discontinue its Portrait Gallery and E-Church operations, and sell its five-portrait studio operation in the United Kingdom (the “UK Operation”), respectively.  These decisions were made in order to eliminate the unprofitable operations.  Sales and operating results for these operations included in discontinued operations are presented in the following table:

in thousands	2008	2007

Discontinued operations:

Net Sales	$463	$828

Operating loss	$1,504	$570
Tax benefit	543	129

Net loss from discontinued operations	$961	$441

The net loss consists of costs to operate the Portrait Gallery and E-Church operations until they were discontinued in the fourth quarter of 2008, as well as related asset write-offs, and the costs to operate the UK Operation until its sale in October 2007 and related asset write-offs since the proceeds from the sale were nominal.

NOTE 6 – INVENTORIES

Inventories consist of:

in thousands	February 6, 2010	February 7, 2009

Raw materials - film, paper and chemicals	$2,181	$2,724
Portraits in process	1,138	1,313
Finished portraits pending delivery	91	261
Frames and accessories	258	426
Studio supplies	2,840	2,495
Equipment repair parts and supplies	650	878
Other	307	392

Total	$7,465	$8,489

These balances are net of obsolescence reserves totaling $177,000 and $149,000 at February 6, 2010, and February 7, 2009, respectively.

NOTE 7 – ASSETS HELD FOR SALE

In connection with the PCA Acquisition, the Company acquired a manufacturing facility located in Matthews, North Carolina, and a warehouse and excess parcels of land located in Charlotte, North Carolina.  In the third and fourth quarters of 2008, the Company ceased use of the warehouse and excess parcels of land, and the manufacturing facility, respectively, and committed to a plan to sell such assets as they were no longer required by the business.  In the first and third quarters of 2009, the Company also ceased use of and committed to a plan to sell its production facilities located in Thomaston, Connecticut, and Brampton, Ontario, respectively, as the facilities are no longer required due to the restructuring and consolidation of the Company’s manufacturing processes and the elimination of film production.

The Company determined these properties meet the criteria for “held for sale accounting” under ASC Topic 360, and has presented the respective group of assets separately on the face of the Consolidated Balance Sheet as of February 6, 2010, with the exception of the warehouse in Charlotte, North Carolina and the Thomaston, Connecticut facility, which were sold during the second and fourth quarters of 2009, respectively.  The sale of the warehouse resulted in net proceeds to the Company of $982,000, which was used to pay down outstanding long-term debt in the second quarter of 2009, and resulted in a loss of $133,000, which was charged to other charges and impairments in the second quarter of 2009.  The sale of the Thomaston facility resulted in net proceeds to the Company of $917,000, which was used to pay down outstanding long-term debt in the fourth quarter of 2009, and resulted in a gain of $679,000, which was credited to other charges and impairments in the fourth quarter of 2009.

CPI CORP.
Notes to Consolidated Financial Statements

At the time an asset qualifies for “held for sale accounting”, the asset is evaluated to determine whether or not the carrying value exceeds its fair value less cost to sell.  Any loss as a result of the carrying value being in excess of fair value less cost to sell is recorded in the period the asset meets “held for sale accounting”.  Management judgment is required to assess the criteria required to meet “held for sale accounting” and estimate the expected net amount recoverable upon sale.  During  2009, the carrying value of a certain asset classified as held for sale exceeded its fair value less cost to sell.  As such, the Company recorded a $300,000 charge in other charges and impairments in the Consolidated Statement of Operations in 2009 to reduce the asset carrying value to its fair value less cost to sell.    The Company expects the sales of these assets will be completed within approximately a one year time period.

The major classes of assets included in Assets held for sale in the Consolidated Balance Sheet are as follows:

in thousands	February 6, 2010	February 7, 2009

Land	$2,203	$1,473
Buildings and building improvements	4,135	5,142

Assets held for sale	$6,338	$6,615

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

In connection with the PCA Acquisition, the Company recorded goodwill in the excess of the purchase price over the fair value of assets acquired and liabilities assumed in accordance with SFAS No. 141.  Under SFAS No. 141, goodwill is not amortized and instead is periodically evaluated for impairment.    The goodwill is expected to be fully deductible for tax purposes over 15 years.   The following is a summary of the 2009 and 2008 changes in goodwill (in thousands):

	2009	2008
Balance, beginning of year	$21,459	$18,049
Purchase accounting entries	-	3,889
Translation impact on foreign balances	261	(479)
Balance, end of year	$21,720	$21,459

Also, in connection with the PCA Acquisition, the Company acquired intangible assets related to the host agreement with Walmart and the customer list.  These assets were recorded in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  The host agreement with Walmart and the customer list are being amortized over their useful lives of 21.5 years using the straight-line method and 6 years using an accelerated method, respectively.  The following tables summarize the Company’s amortized intangible assets as of February 6, 2010, and February 7, 2009 (in thousands):

2009
			Translation
			Impact of
		Accumulated	Foreign
	Gross Amount	Amortization	Balances	Net Balance

Acquired host agreement	$39,398	$(2,019)	$859	$38,238
Acquired customer list	808	(401)	15	422
	$40,206	$(2,420)	$874	$38,660

2008
			Translation
			Impact of
		Accumulated	Foreign
	Gross Amount	Amortization	Balances	Net Balance

Acquired host agreement	$43,269	$(2,020)	$(1,851)	$39,398
Acquired customer list	1,638	(810)	(20)	808
	$44,907	$(2,830)	$(1,871)	$40,206

CPI CORP.
Notes to Consolidated Financial Statements

The aggregate amortization expense for these intangible assets was $2.4 million in fiscal year 2009 and $2.8 million in each of fiscal years 2008 and 2007.  The estimated aggregate amortization expense for the next five fiscal years is as follows:

2010	$2,239
2011	$2,139
2012	$2,086
2013	$2,089
2014	$2,033

NOTE 9 – OTHER ASSETS AND OTHER LIABILITIES

Included in Accrued expenses and other liabilities as of February 6, 2010, and February 7, 2009, is $3.4 million and $8.7 million, respectively, in accrued host commissions and $3.6 million and $4.7 million, respectively, related to accrued worker’s compensation.

Included in both Other assets and Other liabilities is $7.7 million and $6.9 million as of February 6, 2010, and February 7, 2009, respectively, related to worker’s compensation insurance claims that exceed the deductible of the Company and that will be paid by the insurance carrier.  Since the Company is not released as primary obligor of the liability, it is included in both Other assets as a receivable from the insurance company and in Other liabilities as an insurance liability.

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

As part of this Credit Agreement, the Company entered into an interest rate swap agreement to manage the interest rate risk on $57.5 million of the term loan.  This swap agreement has not been designated as a hedge as it has not been determined that it qualifies for cash flow hedge accounting.  As discussed above, payments under the term loan are based on an applicable London Interbank Offered Rate ("LIBOR") period plus 2.75%.  To economically hedge the risk of increasing interest rates, the Company entered into an interest rate swap that effectively converted three-month floating rate LIBOR-based payments to a fixed rate of 4.97% plus the LIBOR-rate spread of 2.75%, resulting in a 7.72% interest rate.  The contract expires in September 2010.  The fixed rate gain (loss) related to this agreement was $1.5 million, ($617,000) and ($2.9 million) at February 6, 2010, February 7, 2009, and February 2, 2008, respectively, which is included in interest expense.

The proceeds of the term loan were used for working capital and general business purposes, for acquisitions permitted under the Credit Agreement (including the acquisition of PCA (as defined in the Credit Agreement)), for capital expenditures (including retail store expansions and conversion to digital photography), to pay dividends and distributions on the Company’s capital securities to the extent permitted thereunder, and to make purchases or redemptions of the Company’s capital securities to the extent permitted thereunder.

Effective April 16, 2009, the Company entered into the third amendment (the “Amendment”) to its Credit Agreement to change the interest rate structure and the amortization schedule and to replace preexisting minimum EBITDA and interest coverage covenants with a fixed charge ratio test (as defined, EBITDA minus capital expenditures to fixed charges) and tighten the leverage ratio test (as defined, Total Funded Debt to EBITDA).  These changes were made to allow for greater flexibility in the event that the economic climate worsens and has an impact on the Company’s earnings.  As of February 6, 2010, the Company had $77.5 million outstanding under the term loan portion of its existing Credit Agreement.  The Company was in compliance with its financial covenants under its Credit Agreement as of February 6, 2010.

CPI CORP.
Notes to Consolidated Financial Statements

Pursuant to the Amendment, the term loan bears interest at the Company’s option, at either a period-based LIBOR plus a spread ranging from 3.75% to 4.25%, or the Base Rate plus a spread ranging from 2.25% to 2.75%.  The Base Rate is determined from the greater of the prime rate, the Federal Funds rate plus 0.50% or the LIBOR Rate plus 1.00% (the “Base Rate”).  Revolving loans are priced at the Base Rate or LIBOR.  The Company is also required to pay a non-use fee of 0.50% per annum on the unused portion of the revolving commitment and letter of credit fees of 3.25% to 4.00% per annum.  The interest rate spread in the case of LIBOR and Base Rate loans and the payment of the non-use fees and the letter of credit fees is dependent on the Company’s Ratio of Total Funded Debt to EBITDA (as defined in the Credit Agreement).  If the Company fails to deliver required financial statements and compliance certifications, all of the above interest rates reset to the maximums indicated until five days following the date such statements and certifications are submitted.

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

The Company incurred $943,000 in fees paid to creditors associated with this amendment, which is being amortized over the remainder of the life of the loan in addition to fees that are currently being amortized, the amounts of which are included in Prepaid debt fees in the Consolidated Balance Sheet as of February 6, 2010.

In 2009, the Company made voluntary prepayments of $17.0 million of outstanding principal of the debt.  Additionally, the Company applied proceeds of $982,000 and $917,000 in the second and fourth quarters of 2009, respectively, from the sale of the Charlotte, North Carolina warehouse and the Thomaston, Connecticut facility, respectively, to the outstanding principal of the debt in connection with certain mandatory prepayment requirements under its Credit Agreement.

Outstanding debt obligations are as follows:

in thousands	February 6, 2010	February 7, 2009

Term loan portion of the Credit Agreement	$77,541	$105,728
Less: current maturities	19,686	1,150
	$57,855	$104,578

There were no short-term borrowings outstanding under the revolving loan at February 6, 2010, or February 7, 2009.

As of February 6, 2010, debt maturities are as follows:

in thousands

2010	19,686
2011	10,000
2012	47,855
$77,541

The Amendment also includes mandatory prepayments based on the Company’s levels of cash flow and certain transactions.  The mandatory prepayment based upon cash flow is calculated annually at the conclusion of the fiscal year and is equal to 75% of excess cash flow (as defined in the Credit Agreement).  If the Ratio of Total Funded Debt to EBITDA is below 1.50 to 1.00 for any two consecutive fiscal years, such percentage is reduced to 25% of excess cash flow.  Fiscal year 2010 maturities include the excess cash flow payment for fiscal year 2009, of $4.7 million, paid on April 16, 2010.  These mandatory prepayments have not been reflected in the 2011 maturities above, as the amounts required based on cash flows, if any, are not currently estimable.  The Company also made a voluntary debt payment of $5.0 million on April 16, 2010, which has been reflected in the 2010 maturities above.

CPI CORP.
Notes to Consolidated Financial Statements

NOTE 11 – STOCKHOLDERS’ EQUITY

Shareholder Rights Plan

The Company has a Shareholders Rights Plan (the "Rights Plan") under which holders of CPI Corp. common stock after March 2000 are granted a dividend distribution of one right (a "Right") for each share of Company common stock held.  Each right entitles stockholders to buy one one-hundredth of a share of Series A Participating Preferred Stock of the Company at an exercise price of $96.00.  Each preferred share fraction is designed to be equivalent in voting and dividend rights to one share of common stock.

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

On March 12, 2010, the Company entered into Amendment No. 3 (the “Amendment”) to the Rights Plan to extend the expiration of the Rights Plan to March 13, 2013.

Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following table shows the computation of comprehensive income (loss):

in thousands	2009	2008	2007

Net income (loss)	$13,797	$(7,685)	$3,576
Other comprehensive (loss) income:
Foreign currency translation adjustments	2,451	(4,976)	2,510
Defined benefit plans (1)	(4,224)	(1,413)	152
Total other comprehensive (loss) income	(1,773)	(6,389)	2,662

Total comprehensive income (loss)	$12,024	$(14,074)	$6,238

        (1)          Net of tax (benefit) expense of ($2.6 million), ($876,000) and $93,000, for 2009, 2008 and 2007, respectively.

The following table displays the components of accumulated other comprehensive loss as of February 6, 2010, February 7, 2009 and February 2, 2008:

in thousands	2009	2008	2007

Foreign currency translation adjustments	$(917)	$(3,368)	$1,608
Unfunded projected benefit obligation, net of tax:
Prior service cost	-	-	(131)
Unamortized net actuarial losses	(13,970)	(9,746)	(8,202)
Accumulated other comprehensive loss	$(14,887)	$(13,114)	$(6,725)

On February 8, 2010, the Company declared a first quarter cash dividend of 16 cents per share which was paid on March 1, 2010, to shareholders of record as of February 22, 2010.

CPI CORP.
Notes to Consolidated Financial Statements

NOTE 12 – OTHER CHARGES AND IMPAIRMENTS

Other charges and impairments recorded as a component of income (loss) from operations included:

in thousands	2009	2008	2007

Reserves for severance and related costs	$970	$2,046	$2,035
Proxy contest fees	871	-	-
Other transition related costs - PCA Acquisition	527	1,255	2,817
Impairment charges	300	739	-
Sears fees related to the settlement of the previous license agreement	-	7,527	2,500
Other	626	1,990	343

Total Other Charges and Impairments	$3,294	$13,557	$7,695

Reserves for Severance and Related Costs

Charges in 2009 primarily relate to severance costs resulting from the termination of employees in connection with the closure of the film lab facility in Canada due to the digital conversion of the SPS Canada studios.

Charges in 2008 and 2007 were principally related to severance costs resulting from the termination of employees in connection with the integration of operations of the PCA Acquisition into CPI.

Proxy Contest Fees

Charges relate to certain fees incurred in connection with the proxy contest in 2009.

Other Transition Related Costs – PCA Acquisition

During 2009, expense primarily relates to lab closure-related costs of $1.1 million.  This expense is offset in part by a $546,000 net gain recognized on the sale of certain properties previously held for sale.

During 2008, expense primarily related to lab closure-related costs of $902,000.  The remainder of expense related to professional service and consultant costs associated with the transition.

During 2007, in connection with the PCA Acquisition, the Company incurred transition-related costs associated with combining the operations of PCA into the CPI organization ($2.0 million) and cure costs associated with contractual obligations transferred from PCA to CPI ($523,000).

Impairment Charges

During 2009 and 2008, the Company incurred $300,000 and $739,000, respectively, related to the write-down of certain asset values held for sale.

Sears Fees Related to the Settlement of the Previous License Agreement

In 2008 and 2007, the Company incurred certain fees and charges in relation to the settlement of the previous Sears license agreement.  These fees and charges are discussed further in Item 1, “Business” and in Note 16 to the Notes to Consolidated Financial Statements.

Other

Costs in 2009 primarily relate to net legal expense of $527,000 incurred in connection with the settlement of the Picture Me Press LLC vs. Portrait Corporation of America case as well as the write-off of certain Canada film inventory due to the digital conversion of the SPS Canada studios.  These expenses are offset in part by a reduction in certain lease obligation reserves of $288,000.

Costs in 2008 primarily related to legal expense of $913,000 incurred for the settlement of the Portraits International of the Southwest vs. CPI Corp. case and $866,000 incurred in connection with the Picture Me Press LLC vs. Portrait Corporation of America case.  The remainder of expense related to executive recruitment expense and a contract negotiation with a director.

CPI CORP.
Notes to Consolidated Financial Statements

Costs in 2007 primarily related to charges incurred related to software that is no longer used in the business, one-time strategic studies and legal charges.

The following tables summarize the 2009 and 2008 activity in the reserves established in connection with strategic actions implemented by the Company to restructure its operations.  These reserves also include costs that are unpredictable and atypical of the Company’s operations and additional charges due to asset impairments.

in thousands			Asset
	Reserve	2009	Write-		Reserve
	Balance	Charges	Downs/	Cash	Balance
	Feb. 7, 2009	(Credits)	Impairments	Payments	Feb. 6, 2010

Sears fees related to the settlement of the previous license agreement	$2,218	$-	$-	$(1,650)	$568
Reserves for severance and related costs	1,184	970	-	(1,553)	601
Proxy contest fees	-	871	-	(727)	144
Other transition related costs - PCA acquisition	18	527	(403)	(108)	34
Impairment charges	-	300	(300)	-	-
Other	1,258	626	(92)	(1,542)	250

Total	$4,678	$3,294	$(795)	$(5,580)	$1,597

in thousands			Asset
	Reserve	2008	Write-		Reserve
	Balance	Charges	Downs/	Cash	Balance
	Feb. 2, 2008	(Credits)	Impairments	Payments	Feb. 7, 2009

Sears fees related to the settlement of the previous license agreement	$2,500	$7,527	$-	$(7,809)	$2,218
Reserves for severance and related costs	1,575	2,046	-	(2,437)	1,184
Other transition related costs - PCA Acquisition	472	1,255	-	(1,709)	18
Impairment charges	-	739	(739)	-	-
Other	744	1,990	-	(1,476)	1,258

Total	$5,291	$13,557	$(739)	$(13,431)	$4,678

The remaining reserves primarily relate to Sears fees related to the settlement of the previous license agreement and severance and related costs.

NOTE 13 – STOCK-BASED COMPENSATION PLANS

At February 6, 2010, the Company had outstanding awards under various stock-based employee compensation plans that have been approved by the Company’s stockholders.

Effective May 29, 2008, the Board of Directors adopted the CPI Corp. Omnibus Incentive Plan (the "Plan"), which was approved by the stockholders at the 2008 Annual Meeting of Stockholders, held on July 17, 2008.  The Plan replaced the CPI Corp. Stock Option Plan, as amended and restated on December 16, 1997, and the CPI Corp. Restricted Stock Plan, as amended and restated on April 14, 2005 (collectively the "Predecessor Plans") that were previously approved by the Board of Directors, and no further shares will be issued under the Predecessor Plans.  The Plan provides the Company with flexibility to award employees, directors and consultants of the Company (the "Service Providers") both short-term and long-term equity-based and cash incentives.  The purposes of the Plan are (i) to attract and retain highly competent persons; (ii) to provide incentives to Service Providers that align their interests with those of the Company's stockholders; and (iii) to promote the success of the business of the Company.  Awards under the Plan are granted by the Compensation Committee of the Board (the "Committee"), provided that the Board shall be responsible for administering this Plan with respect to awards to non-employee directors.  The Committee has the authority, among other things, to (i) select the Service Providers to whom awards may be granted and the types of awards to be granted to each; (ii) to determine the number of shares to be covered by each award; (iii) to determine whether, to what extent, and under what circumstances an award may be settled in cash, common stock, other securities, or other awards; (iv) to prescribe, amend, and rescind rules and regulations relating to the Plan; and (v) to make all other determinations and take all other action described in the Plan or as the Committee otherwise deems necessary or advisable.   Total shares of common stock available for delivery pursuant to awards under the Plan are 800,000 shares.  The Company has reserved these shares under its authorized, unissued shares.  At February 6, 2010, 465,950 of these shares were available for future grants.

CPI CORP.
Notes to Consolidated Financial Statements

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

The Company accounts for stock-based compensation plans in accordance with ASC Topic 718, “Compensation – Stock Compensation” (“ASC Topic 718”) which requires companies to recognize the cost of awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

The following descriptions reflect pertinent information with respect to the various stock-based employee compensation plans:

Stock Option Plans

As of February 6, 2010, 217,500 stock options have been granted under the Plan.  Of these total stock options, 157,500 vest in three equal increments on their anniversary dates, however, do not become exercisable unless certain market conditions are met prior to expiration.  The first increment vested on the first anniversary date and is exercisable when the common stock trades in excess of $25.00 for a minimum of 20 consecutive trading days, the second increment vests on the second anniversary date and is exercisable when the common stock trades in excess of $45.00 for a minimum of 20 consecutive trading days and the third increment vests on the third anniversary date and is exercisable when the common stock trades in excess of $65.00 for a minimum of 20 consecutive trading days.  An additional 30,000 of these share options vested on February 7, 2009, and are exercisable with respect to 10,000 shares when each of the three market conditions noted above are met.  The remaining 30,000 shares vested on February 6, 2010, and are exercisable with respect to 15,000 shares when the $45.00 and $65.00 market conditions noted above are met.  For all share options, if the target common stock price is met for a minimum of 20 consecutive trading days prior to the vesting schedules noted above, the exercise dates would be the vesting schedule dates.  These stock options were granted during the third quarter of fiscal year 2008 and expire on various dates through 2018.

The following table summarizes information about stock options outstanding under the Plan at February 6, 2010.  There was no activity or modifications to stock options under the Plan in fiscal years 2009 or 2008.

	Options Outstanding and Exercisable
		Weighted-Average
	Number of Shares	Remaining Contractual	Weighted-Average	Number of Shares	Weighted-Average
Range of Exercise Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price

$ 12.21 - 13.58	217,500	7.18	$ 13.04	-	$ -

Total	217,500	7.18	$ 13.04	-	$ -

As of February 6, 2010, the aggregate intrinsic value for the outstanding options (the difference between the Company’s closing stock price on the last trading of the 2009 fiscal year end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on February 6, 2010, is $77,000.  This amount changes based on the quoted market price of the Company’s stock.

CPI CORP.
Notes to Consolidated Financial Statements

The Company estimated the fair value of its stock options with market-based performance conditions under the Plan using Monte Carlo simulations for each of the market conditions noted above.  The Company determined that its historical stock price volatility was an appropriate indicator of expected volatility.  In the absence of a reasonable historical pattern of stock option exercises in relation to these types of stock options, the Company determined a 50% post-vest exercise rate was appropriate.  This assumes that exercise will occur at the mid-point of the exercisable date and expiration of the stock options.  The volatility and interest rate presented in the table below reflect the expected term assuming a 50% post-vest exercise rate.  The expected dividend yield was estimated using the last dividend distribution prior to the grant date and the stock value on the grant date, as the Company believed this to be representative of future dividends.  The interest rate was determined based on the implied yield available on U.S. Treasury zero-coupon issues in effect at the time of grant with a remaining term equal to the derived term of the award.  The Company’s weighted-average assumptions for fiscal years 2009 and 2008 are presented as follows:

Expected term until exercise (years)	3.45 - 8.09
Expected stock price volatility	41.97% - 52.05%
Weighted-average stock price volatility	44.23%
Expected dividends	4.71% - 5.24%
Risk-free interest rate	2.55% - 3.59%

The weighted-average grant-date fair value per share of stock options granted was $3.09 for fiscal years 2009 and 2008.  The Company recognized stock-based compensation expense of $196,000 and $87,000 in fiscal years 2009 and 2008, respectively, resulting in  deferred tax benefits of $74,000 and $32,000 for the respective years, based on the grant-date fair values of stock options granted and the derived service periods.  As of February 6, 2010, total unrecognized compensation cost related to non-vested stock options granted under the Plan was $390,000.  This unrecognized compensation cost will be recognized over a weighted-average period of 2.6 years.

The Company also has stock options issued and outstanding related to its previous amended and restated nonqualified stock option plan, under which certain officers and key employees could receive options to acquire shares of the Company’s common stock.  A total of 1,700,000 shares had been authorized for issuance under this previous plan.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions listed in the following table.  The assumptions below apply only to option modifications, as all other outstanding options vested prior to the beginning of fiscal year 2005 and no options have been granted since this time.  There were no modifications in fiscal years 2009 or 2008.

2007
Dividend yield	3.4%
Stock volatility factor	37.0%
Risk-free interest rate	3.0%
Expected life of options	1 year

Expense related to modifications in 2007 was $6,000.

As of February 6, 2010, under this previous plan, the Company had 15,046 stock options issued and outstanding, with a weighted-average exercise price of $14.30.  There was no activity related to these options during fiscal year 2009.  The following table summarizes information about stock options outstanding under the previous plan at February 6, 2010:

	Options Outstanding and Exercisable
		Weighted-Average
	Number of Shares	Remaining Contractual	Weighted-Average
Exercise Prices	Outstanding	Life (Years)	Exercise Price

$ 12.96	10,046	0.70	$ 12.96
$ 17.00	5,000	0.19	$ 17.00

Total	15,046	0.53	$ 14.30

As of February 6, 2010, the aggregate intrinsic value for the outstanding options (the difference between the Company’s closing stock price on the last trading day of the 2009 fiscal year end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holder had the option holder exercised his options on February 6, 2010, is $2,000.  This amount changes based on the quoted market price of the Company’s stock.

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

On February 18, 2009, the Board of Directors approved a grant of 7,003 shares of nonvested stock to its Chairman of the Board as additional compensation for services rendered.  Shares issued under this grant vested on May 2, 2009.  On April 27, 2009, the Board of Directors approved a grant of 39,386 shares of nonvested stock to certain employees in conjunction with the payment of 2008 performance awards.  On February 25, 2009, and September 8, 2009, the Board of Directors approved grants of 24,160 and 1,711 shares of nonvested stock, respectively, to its members of the Board of Directors in lieu of 2009 board retainer fees and certain committee chair fees they receive as directors of the Company.  On April 27, 2009, the Board of Directors approved a grant of 8,296 shares to its Chairman of the Board.  These shares vested immediately on the grant date.  On May 4, 2009, July 27, 2009, and November 17, 2009, the Board of Directors approved grants of 4,604, 2,784 and 3,946 shares of nonvested stock, respectively, to its Chairman of the Board pursuant to the Chairman’s Agreement.  Shares issued under these grants vested on July 25, 2009, November 14, 2009, and February 6, 2010, respectively.

Changes in nonvested stock are as follows:

	2009		2008		2007
	Shares	Weighted-Average Grant-Date Value	Shares	Weighted-Average Grant-Date Value	Shares	Weighted-Average Grant-Date Value
Nonvested stock, beginning of year	1,056	$18.95	1,584	$18.95	4,448	$17.99
Granted	97,142	9.11	57,082	15.76	53,250	50.52
Vested	(92,418)	9.30	(53,811)	15.79	(55,836)	48.81
Forfeited	(5,252)	6.70	(3,799)	15.80	(278)	54.00
Nonvested stock, end of year	528	$18.95	1,056	$18.95	1,584	$18.95

Stock-based compensation expense related to nonvested stock	$896,000		$850,000		$2,724,000

As of February 6, 2010, total unrecognized compensation cost related to nonvested stock was $9,000.  This unrecognized compensation cost will be recognized over a weighted-average remaining period of approximately one year.

NOTE 14 – EMPLOYEE BENEFIT PLANS

Expenses (income) for retirement and savings-related benefit plans were as follows:

in thousands	2009	2008	2007

Profit sharing	$734	$590	$526
Pension plan expense	203	818	1,202
Supplemental retirement plan (income) expense	(67)	(903)	281
Total expense, net	$870	$505	$2,009

Profit Sharing

Under the Company’s profit-sharing plan, as amended and restated, eligible employees may elect to invest from 1% to 50% of their base compensation, subject to annual limitations, in a trust fund, the assets of which are invested in securities other than Company stock.  The Company matches at 50% of the employees’ investment contributions, up to a maximum of 8% of the employees’ compensation.    The Company's matching contributions are made in shares of its common stock, which vest incrementally at 1/3 per year of service or 100% once an employee has completed three years of service with the Company.  Expenses related to the profit-sharing plan are accrued in the year to which the awards relate, based on the fair market value of the Company's common stock to be issued, determined as of the date earned.

CPI CORP.
Notes to Consolidated Financial Statements

Defined Benefit Plans

The Company maintains a qualified, noncontributory pension plan that covers all full-time U.S. employees meeting certain age and service requirements.  The plan provides pension benefits based on an employee's length of service and the average compensation earned from the later of the hire date or January 1, 1998, to the retirement date.  On February 3, 2004, the Company amended its pension plan to implement a freeze of future benefit accruals under the plan, except for those employees with ten years of service and who had attained age 50 at April 1, 2004, who were grandfathered and whose benefits continued to accrue.  Effective February 20, 2009, the Company amended its pension plan to implement a freeze of future benefit accruals for the remaining grandfathered participants.  The information disclosed below includes the impact of these amendments.

The Company also maintains a noncontributory defined benefit plan providing supplemental retirement benefits for certain current and former key executives.  The cost of providing these benefits is accrued over the remaining expected service lives of the active plan participants.  During 2008, the Company settled its liabilities through lump-sum settlements with two employees and one other participant, which resulted in a net reduction of liability due to the reductions in future benefits.  These settlements resulted in immediate recognition of income of $1.2 million.  Net supplemental retirement benefit (income) costs for 2009, 2008 and 2007 were ($67,000), ($903,000) and $281,000, respectively.  The supplemental retirement plan is unfunded and as such does not have a specific investment policy or long-term rate of return assumption.  However, certain assets will be used to finance these future obligations and consist of investments in a Rabbi Trust amounting to $862,000 and $975,000 at February 6, 2010, and February 7, 2009, respectively.  In 2010, the Company expects to pay approximately $74,000 of scheduled supplemental retirement plan benefit payments from the assets of the Rabbi Trust.

The following benefit payments are expected to be paid as follows:

in thousands	Pension Plan	Supplemental Retirement
	Benefits	Plan Benefits

2010	$2,110	$74
2011	2,210	68
2012	2,300	110
2013	2,380	110
2014	2,510	110
2015 - 2020	15,190	621

The Company’s funding policy is to contribute annually at least the minimum amount required by government funding standards, but not more than is tax deductible.  The Company contributed $1.6 million, $3.2 million and $5.1 million to its pension plan in 2009, 2008 and 2007, respectively. The Company estimates a 2010 contribution of approximately $1.7 million.  Future contributions to the pension plan will be dependent upon legislation, future changes in discount rates and the earnings performance of plan assets.

CPI CORP.
Notes to Consolidated Financial Statements

The following table summarizes benefit obligation and plan asset activity for the retirement plans:

	Defined Benefit Plans
	Pension Plan		Supplemental Retirement Plan
in thousands	2009	2008	2009	2008

Projected benefit obligation
Benefit obligation at beginning of year	$42,863	$50,245	$1,201	$3,617
Service cost	-	279	-	71
Interest cost	3,090	2,983	85	212
Actuarial loss (gain)	8,750	(8,184)	206	(461)
Benefit payments	(2,071)	(2,168)	(141)	(1,322)
Plan amendments (1)	-	(292)	-	(916)

Benefit obligation at end of year	$52,632	$42,863	$1,351	$1,201

Fair value of plan assets
Fair value at beginning of year	$30,252	$37,857	$-	$-
Actual return (loss) on plan assets	5,168	(8,864)	-	-
Employer contributions (2)	1,560	3,157	141	1,322
Benefit payments	(2,071)	(2,168)	(141)	(1,322)
Plan amendments (3)	-	270	-	-

Fair value at end of year	$34,909	$30,252	$-	$-

Funded status
Funded status at end of year	$(17,724)	$(12,611)	$(1,351)	$(1,201)

Unrecognized net loss (gain)	22,915	16,445	(368)	(725)

Net amount recognized	$5,191	$3,834	$(1,719)	$(1,926)

Components of consolidated balance sheet
Accrued benefit liability	$(17,724)	$(12,611)	$(1,351)	$(1,201)
Accumulated other comprehensive loss (gain)	22,915	16,445	(368)	(725)

Net amount recognized	$5,191	$3,834	$(1,719)	$(1,926)

(1)
Plan amendments for the pension plan in 2008 include an adjustment of $272,000 in expense due to the change in measurement date and curtailment income of $564,000 related to the freeze of benefits for previously grandfathered employees.  Plan amendments for the supplemental retirement plan in 2008 include $562,000 in curtailment income related to the lump-sum settlement of benefits for two employees and a $354,000 gain related to the lump-sum settlement payment to a third participant.

(2)
For the supplemental retirement plan for the fiscal years ended February 6, 2010, and February 7, 2009, the employer contributions were financed through the liquidation of investments in the Company’s Rabbi Trust.

(3)	Plan amendment in 2008 includes an adjustment of $270,000 in expense due to the change in measurement date.

CPI CORP.
Notes to Consolidated Financial Statements

The following table summarizes the net prior service cost and net actuarial (gain)/loss recorded as “Accumulated Other Comprehensive Loss” and recognized in earnings in fiscal year 2009 and 2008:

		Supplemental
in thousands	Pension Plan	Retirement Plan	Total

Prior Service Cost, net of tax:
Unrealized losses on net prior service cost at February 2, 2008	$55	$76	$131
Recognition of net prior service cost in earnings	(27)	(19)	(46)
Recognition of curtailment benefit in earnings	(28)	(57)	(85)
Unrealized losses on net prior service cost at February 7, 2009	-	-	-
Recognition of net prior service cost in earnings	-	-	-
Unrealized losses on net prior service cost at February 6, 2010	$-	$-	$-

Actuarial (Gain) Loss, net of tax:
Unrealized losses (gains) on net actuarial (gain)/loss at February 2, 2008	$8,610	$(408)	$8,202
Net actuarial losses (gains) recorded in accumulated other comprehensive loss	2,025	(854)	1,171
Recognition of net actuarial (losses)/gains in earnings	(439)	37	(402)
Recognition of settlement and curtailment benefit in earnings	-	775	775
Unrealized losses (gains) on net actuarial (gain)/loss at February 7, 2009	10,196	(450)	9,746
Net actuarial losses (gains) recorded in accumulated other comprehensive loss	4,169	119	4,288
Recognition of net actuarial (losses)/gains in earnings	(158)	94	(64)
Unrealized losses (gains) on net actuarial (gain)/loss at February 6, 2010	$14,207	$(237)	$13,970

The amounts of net actuarial loss (gain) for the pension plan and the supplemental retirement plan expected to be recognized in earnings during fiscal year 2010 are $1.2 million and ($78,000), respectively.  Neither of these plans is expected to recognize net prior service cost in earnings during fiscal year 2010.

The following table sets forth the components of net periodic benefit cost for the retirement plans:

in thousands	Pension Plan			Supplemental Retirement Plan
	2009	2008	2007	2009	2008	2007

Components of net periodic benefit cost
Service cost	$-	$279	$279	$-	$71	$77
Interest cost	3,090	2,983	2,936	85	212	206
Expected return on plan assets	(3,143)	(3,242)	(2,924)	-	-	-
Amortization of prior service cost	-	44	44	-	31	31
Amortization of net loss (gain)	256	710	867	(152)	(59)	(33)
Curtailment expense (income)	-	44	-	-	(469)	-
Net gain due to settlements	-	-	-	-	(689)	-

Net periodic benefit cost	$203	$818	$1,202	$(67)	$(903)	$281

The following table sets forth the weighted-average plan assumptions and other data:

	Pension Plan			Supplemental Retirement Plan
	2009	2008	2007	2009	2008	2007
Weighted-average assumptions used to determine
benefit obligations at fiscal year end:
Discount rate	6.01%	7.25%	6.00%	6.01%	7.25%	6.00%
Rate of increase in future compensation	N/A	3.00%	3.00%	N/A	2.00%	2.00%
Weighted-average assumptions used to determine
net periodic benefit cost:
Discount rate	7.25%	6.00%	5.75%	7.25%	6.00%	5.75%
Expected long-term return on plan assets	7.75%	8.25%	8.25%	N/A	N/A	N/A
Rate of increase in future compensation	N/A	3.00%	3.00%	N/A	2.00%	2.00%

For the discount rate in 2009, the Company used a methodology under which a yield curve was developed from various yields on a large universe of Aa-rated bonds.  The plans’ projected cash flows were matched to this yield curve and a present value developed accordingly.

CPI CORP.
Notes to Consolidated Financial Statements

The following table provides the required information for the pension plan and supplemental retirement plan as in both cases benefit obligations are in excess of plan assets:

in thousands	Pension Plan		Supplemental Retirement Plan
	2009	2008	2009	2008

Projected benefit obligation	$52,632	$42,863	$1,351	$1,201
Accumulated benefit obligation	52,632	42,863	1,351	1,201
Fair value of plan assets	34,909	30,252	-	-

Pension Plan Assets

The Company has an established investment policy for the assets associated with its pension plan.  The overall objective of our pension plan assets is to earn a rate of return over time to satisfy the benefit obligations of the pension plan and to maintain sufficient liquidity to pay benefits as required.  Specific investment objectives for our long-term investment strategy include maximizing long-term return at acceptable risk levels, achieving diversification between and within asset classes and among investment managers, establishing relevant risk parameters within each asset class and managing other risks.  Investment objectives for each asset class are determined based on specific risks and investment opportunities identified.

Asset allocation targets are based on periodic asset/liability studies which help determine the appropriate investment strategies for acceptable risk levels.  These studies consider plan liability and liquidity characteristics, funding and regulatory requirements, actual and expected rates of return, the estimated risk of asset classes, the correlation between the rates of return of the asset classes, the investment objectives and risk constraints for the fund, the distribution of returns and other assumptions as considered necessary.  The investment policy permits variances from the target allocations within certain parameters.  Actual allocations to each asset class may vary from target allocations due to periodic investment strategy changes, market value fluctuations and the timing of benefit payments and contributions.  The asset allocation is formally reviewed by the Company on an annual basis; however, it is monitored by an external source on an ongoing basis and is revised and/or rebalanced as considered necessary.

Permissible investments under the Company’s investment policy include the following: money market instruments; common and preferred stocks; convertible bonds and preferred stocks; American depository receipts; U.S. treasury and agency notes and bonds; municipal bonds; corporate debt securities; bank loans; mortgage-backed securities and asset-backed securities.  The above assets may be held in mutual funds, commingled funds and/or privately managed separate accounts.  Investment may not be made in any investment that is prohibited by the Internal Revenue Code, ERISA or other statutory restrictions.  Investment managers may not engage in securities lending due to certain restrictions imposed.

The Company uses a variety of outside sources to determine the overall expected long-term rate of return on pension plan assets.  Factors such as asset allocation targets, expected long-term rates of return of each asset class, and results of periodic asset/liability studies are considered when constructing the long-term rate of return assumption for our pension plan.  Historical rates of return for each asset class are a primary driver in this analysis.

In managing the plan assets, the Company reviews and manages risk associated with funded status risk, interest rate risk, market risk, counterparty risk, liquidity risk and operational risk.  Liability management and asset class diversification are central to our risk management approach and are integral to the overall investment strategy.  Further, asset classes are constructed to achieve diversification by investment strategy, by investment manager, by industry or sector and by holding.  Individual investment manager guidelines are set forth in the Company’s investment policy and address topics such as permissible investments; style adherence; diversification; portfolio quality requirements; performance objectives/benchmarks reflecting the investment manager’s style or strategic role in the investment portfolio and other investment manager-specific issues.  The Company reviews and evaluates investment results in the context of predetermined performance standards and implements corrective action as needed.

Effective as of January 21, 2009, CPI Corp. common stock (“CPI Stock”) is a permitted investment for a portion of the plan assets.  To manage the risk associated with this investment, certain guidelines have been established by the Company and are included in the Company’s investment policy.  Under these guidelines, CPI Stock may not exceed 5% of the fair market value of plan assets at the time of purchase and the plan may not hold greater than 4.5% of the outstanding shares of CPI Stock.  In addition, the guidelines include specific actions required by the plan when certain thresholds are met related to appreciation of CPI Stock, trailing 30-day average closing price of CPI Stock and per share values of CPI Stock.

CPI CORP.
Notes to Consolidated Financial Statements

The actual allocations for the pension plan assets at February 6, 2010, and February 7, 2009, and target allocations by asset class, are as follows:

	Target	Percentage of Plan Assets at
Asset Class	Allocation	February 6, 2010	February 7, 2009
Equity securities	50%	53%	48%
Fixed income securities	45%	44%	49%
Cash and cash equivalents	5%	3%	3%
Total	100%	100%	100%

Equity securities are comprised primarily of mutual funds, exchange traded funds and common stock.  Fixed income securities primarily include U.S. government and agency securities, corporate bonds and notes and mortgage-backed securities.  Cash and cash equivalents consist primarily of money market funds.

The following table presents our pension plan assets using the fair value hierarchy as of February 6, 2010.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.  Level 1 refers to fair values determined based on quoted prices in active markets for identical assets.  Level 2 refers to fair values estimated using significant other observable inputs.  Level 3 includes fair values estimated using significant non-observable inputs.

in thousands, except for share data	Total	Level 1	Level 2	Level 3

Equity securities (1):
U.S. large cap	10,990	10,990	-	-
U.S. small cap (2)	4,189	4,189	-	-
Non-U.S.	3,560	3,560	-	-
Fixed income securities (3):
U.S. government and agency securities	9,144	-	9,144	-
Corporate bonds and notes	4,841	-	4,841	-
Mortgage-backed securities	1,222	-	1,222	-
Cash and cash equivalents (4)	962	962	-	-

Total	$34,908	$19,701	$15,207	$-

(1)
Investments in mutual funds and exchange-traded funds are valued using a market approach based on the net asset value per share multiplied by the number of shares held as of the measurement date.  Investments in common stock are valued using a market approach based on quoted market prices multiplied by the number of shares owned as of the measurement date.

(2)	U.S. small cap equity securities include 173,915 shares of CPI Corp. common stock.

(3)
Fixed income securities are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, reported trades and other observable inputs.  The corporate bonds and notes class represents investment grade securities of U.S. issuers from diverse industries.

(4)	Cash and cash equivalents are primarily held in registered money market funds which are valued using a market approach based on the quoted market prices of identical instruments.

The Company also maintains a noncontributory pension plan that covers all SPS brand Canadian employees meeting certain service requirements.  The plan provides pension benefits based on an employee’s length of service and annual compensation earned.  As of February 28, 2005, the Company amended its plan to implement a freeze of future benefit accruals under the plan, except for those employees with 10 or more years of service and who had attained age 50 on that date (the “Grandfathered Members”), who were grandfathered and whose benefits continued to accrue.  On June 10, 2009, the Company amended the plan to implement a freeze of future benefit accruals for the remaining Grandfathered Members, effective July 31, 2009.  The freeze of future benefit accruals for the remaining Grandfathered Members did not have a material effect on the Company’s financial statements.  The Company contributed approximately $107,000 and $123,000 to this retirement plan for the fiscal years ended February 6, 2010, and February 7, 2009, respectively.  Plan assets were $2.6 million and $2.0 million as of February 6, 2010, and February 7, 2009, respectively, and consisted of several Canadian equity and fixed income funds.  No liability is reflected in the Company’s consolidated financial statements as it is considered immaterial.

CPI CORP.
Notes to Consolidated Financial Statements

NOTE 15– INCOME TAXES

The total income tax provision (benefit) is summarized in the following table:

thousands	2009	2008	2007

Total income tax provision (benefit):
Continuing operations	$5,796	$(2,644)	$2,080
Discontinued operations	-	(543)	(129)
Total income tax provision (benefit)	$5,796	$(3,187)	$1,951

The components of income tax provision (benefit) from continuing operations were:

in thousands		2009	2008	2007

Federal
	Current	$(556)	$(94)	$(56)
	Deferred	4,398	(1,784)	254
	Federal income tax	3,842	(1,878)	198
State
	Current	157	-	681
	Deferred	839	(314)	(368)
	State income tax	996	(314)	313
Foreign
	Current	-	-	-
	Deferred	958	(452)	1,569
	Foreign income tax	958	(452)	1,569

	Total income tax provision (benefit) from continuing operations	$5,796	$(2,644)	$2,080

The tax benefit from discontinued operations was $543,000 and $129,000 in 2008 and 2007, respectively; see Note 5 to the Notes to Consolidated Financial Statements.

A reconciliation of expected income tax expense (benefit) from continuing operations at the federal statutory rate of 34% to the Company’s applicable income tax expense (benefit) follows:

in thousands	2009	2008	2007

Tax at statutory rate (34%)	$6,662	$(3,184)	$2,073
State income tax, at statutory rate, net of
federal income tax expense (benefit)	657	(207)	244
Tax effect of:
Expenses not deductible	229	370	249
Tax credits and exclusions	(2,814)	(798)	(691)
Valuation allowance	109	726	457
Foreign taxes	74	248	385
Tax true-ups and other	879	223	(620)
US tax benefit of foreign tax deduction	-	(22)	(17)

Applicable income tax expense (benefit)	$5,796	$(2,644)	$2,080

As of February 4, 2007, the Company follows guidance provided by ASC Topic 740, “Income Taxes” (“ASC Topic 740”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements.  ASC Topic 740 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.  The Company had a balance of liability for uncertain tax positions of $2.7 million as of February 6, 2010, and February 7, 2009, with no changes occurring in the balance during 2009.  During the fourth quarter of fiscal year 2009, the Company recognized approximately $2.1 million, net, of foreign tax credits ("FTC") attributable to its Canadian operations.  The FTC was recognized upon the determination that future foreign source taxable income sufficient to realize such credits was more likely than not to occur within the carryforward period.   The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, many states and the Mexican and Canadian jurisdictions.  The Company is no longer subject to U.S. Federal income tax examination for the years prior to 2003.  There are currently no ongoing examinations by state taxing authorities.

CPI CORP.
Notes to Consolidated Financial Statements

In preparing its tax return, the Company is required to interpret complex tax laws and regulations and utilize income and cost allocation methods to determine its taxable income.  On an ongoing basis, the Company is subject to examination by federal, state and foreign taxing authorities that may give rise to differing interpretation of the complex laws, regulations and methods.  No examinations were conducted during fiscal year 2009.  At February 6, 2010, the Company believes that the aggregate amount of any additional tax liabilities that may arise from other examinations by taxing authorities, if any, will not have a material adverse effect on the financial condition, results of operations or cash flow of the Company.

Deferred income tax assets and liabilities reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for the same items for income tax reporting purposes.

The components of the Company’s net deferred tax assets as of February 6, 2010, and February 7, 2009, were:

in thousands	2009	2008

Deferred tax assets
Federal, state and foreign operating and capital loss carryforwards	$1,733	$11,263
Pension and supplemental retirement plan benefits	6,788	4,502
Reserves, principally due to accrual for financial reporting purposes	2,716	4,241
Federal, state and foreign tax credit carryforwards	6,988	3,578
Interest rate swap	759	1,325
Other	40	-

Gross deferred tax assets	19,024	24,909

Deferred tax liabilities
Property and equipment, principally due to differences in depreciation	(1,802)	(2,221)

Gross deferred tax liabilities	(1,802)	(2,221)

Valuation allowance	(2,268)	(4,748)

Net deferred tax asset	$14,954	$17,940

In fiscal year 2009, the Company utilized all available Federal net operating losses.  As of February 6, 2010, the Company had net operating loss carryforwards for Mexican, state and Canadian tax purposes of approximately $1.2 million, $100,000 and $1.4 million, respectively, which begin to expire in 2017, 2012 and 2010, respectively.  The Company also has alternative minimum tax credit carryforwards of approximately $45,000, General Business Tax Credit carryforwards totaling $3.6 million, which expire in tax years 2027 through 2028, and foreign tax credits totaling $3.0 million, which expire in 2012.

The Company regularly assesses the likelihood that deferred tax assets will be recovered through future taxable income.  To the extent the Company believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. At February 7, 2009, the Company had a valuation allowance of approximately $4.7 million to offset deferred tax assets related to capital and operating loss carryforwards.  During the year ended February 6, 2010, the carryforward period for the capital loss expired, which reduced the valuation allowance by approximately $2.7 million.  Additionally, during fiscal year 2009, the Company recorded a $14,000 reduction in the valuation allowance for the tax benefit of U.S. utilization of Canadian depreciation and a $194,000 increase in the valuation allowance for the tax benefit of the loss incurred by the Mexican operation.  It is management’s belief that the remaining deferred tax assets meet the criteria for realization, including the existence of a history of taxes paid and expected future earnings sufficient to support the realization of deferred tax assets.  If these unrecognized tax benefits were recognized, approximately $2.7 million would impact the effective tax rate.  While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.  The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense.   Due to the nature of the unrecognized tax benefits, the Company had $21,000 and $36,000 accrued interest and penalties as of February 6, 2010, and February 7, 2009, respectively.

At February 6, 2010, approximately $7.6 million of foreign subsidiary net earnings was considered permanently invested in those businesses.  U.S. income taxes have not been provided for such earnings. It is not practicable to determine the amount of unrecognized deferred tax liabilities associated with such earnings.

CPI CORP.
Notes to Consolidated Financial Statements

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

Rental expense during 2009, 2008 and 2007, on all operating leases was $1.2 million, $1.4 million and $1.4 million, respectively.

Minimum rental payments under operating leases with initial terms in excess of one year at February 6, 2010, are as follows:

2010	$616
2011	479
2012	409
2013	300
2014	268
Beyond	963
Total minimum payments	$3,035

Standby Letters of Credit

As of February 6, 2010, the Company had standby letters of credit outstanding in the principal amount of $17.0 million, primarily used in conjunction with the Company’s various large deductible insurance programs.

Purchase Commitments

As of February 6, 2010, the Company had outstanding purchase commitments for goods and services of $6.4 million.  Of these commitments, $3.2 million are unconditional purchase obligations related to telecommunication services and database maintenance contracts.  Expense related to these unconditional purchase obligations during 2009, 2008 and 2007 was $1.1 million, $499,000 and $421,000, respectively.

Future payments under these unconditional purchase obligations at February 6, 2010, are as follows:

2010	$1,462
2011	1,234
2012	535
Total minimum payments	$3,231

Settlement Commitment

The Company is obligated to remit Sears additional payments as stipulated in the settlement of the previous license agreement.  Under the terms of this settlement, the Company is obligated to pay Sears $150,000 due on December 31st in each 5 successive years.  Future payments accrued at present value in the Consolidated Balance Sheet as of February 6, 2010, are as follows:

2010	$127
2011	117
2012	108
2013	99
2014	91
$542

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

The Company was a defendant in a lawsuit entitled Picture Me Press LLC v. Portrait Corporation of America, et al., Case No. 5:08cv32, which was filed in the United States District Court for the Northern District of Ohio on January 4, 2008.  The suit alleged that the Company’s use of the name PictureMe Portrait Studios® infringed Plaintiff’s trademark for its picture books and sought damages and injunctive relief.   The parties agreed to full resolution of the claims of the case on August 12, 2009. The case was dismissed with prejudice on October 2, 2009.  The matter resulted in the Company recording a $527,000 charge in other charges and impairments in fiscal year 2009, net of insurance reimbursement for expenses related to the matter.  A receivable of $114,000 is outstanding as of February 6, 2010, related to the insurance reimbursement.  Collection of this receivable occurred subsequent to the 2009 fiscal year end.

The Company is also a defendant in other routine litigation, but does not believe these lawsuits, individually or in combination with the cases described above, will have a material adverse effect on its financial condition.  The Company cannot, however, give assurances that these legal proceedings will not have a material adverse effect on its business or financial condition.

NOTE 17 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

in thousands, except per share data
	May 2,	July 25,	November 14,	February 6,
FISCAL YEAR 2009	2009	2009	2009	2010
	(12 weeks)	(12 weeks)	(16 weeks)	(12 weeks)
Net sales	$93,467	$81,377	$107,286	$140,241
Gross profit	82,640	70,968	95,001	127,704
Net income (loss)	2,329	(3,429)	(6,802)	21,699
Net income (loss) per share - diluted	$0.34	$(0.49)	$(0.97)	$3.07
Net income (loss) per share - basic	$0.34	$(0.49)	$(0.97)	$3.10
Weighted average number of common and equivalent shares - diluted	6,949	7,005	7,004	7,068
Weighted average number of common and equivalent shares - basic	6,949	7,005	7,004	7,008

in thousands, except per share data
	April 26,	July 19,	November 8,	February 7,
FISCAL YEAR 2008	2008	2008	2008	2009
	(12 weeks)	(12 weeks)	(16 weeks)	(13 weeks)
Net sales	$103,367	$89,562	$115,690	$153,929
Gross profit	90,386	78,517	100,210	137,603
Net (loss) income from continuing operations	(92)	(3,416)	(13,057)	9,841
Net loss from discontinued operations	(164)	(186)	(284)	(327)
Net (loss) income	(256)	(3,602)	(13,341)	9,514
Net (loss) income per share from continuing operations- diluted	$(0.01)	$(0.53)	$(2.02)	$1.47
Net loss per share from discontinued operations- diluted	$(0.03)	$(0.03)	$(0.04)	$(0.05)
Net (loss) income per share - diluted	$(0.04)	$(0.56)	$(2.06)	$1.42
Net (loss) income per share from continuing operations- basic	$(0.01)	$(0.53)	$(2.02)	$1.48
Net loss per share from discontinued operations- basic	$(0.03)	$(0.03)	$(0.04)	$(0.05)
Net (loss) income per share- basic	$(0.04)	$(0.56)	$(2.06)	$1.43
Weighted average number of common and equivalent shares - diluted	6,452	6,468	6,479	6,682
Weighted average number of common and equivalent shares - basic	6,452	6,468	6,479	6,641

CPI CORP.
Notes to Consolidated Financial Statements

NOTE 18 – SUBSEQUENT EVENT

CPI entered into an Amendment dated as of February 22, 2010, effective as of April 20, 2010, with Toys “R” Us to the License Agreement made and entered into as of December 23, 2005, between TRU and Kiddie Kandids, LLC.  Kiddie Kandids, LLC is a Chapter 7 debtor under Case No. 10-20334 brought before the United States Bankruptcy Court for the District of Utah (the “Bankruptcy Court”).  The Company acquired the License Agreement in its acquisition of certain assets of Kiddie Kandids, LLC in an auction conducted by the Bankruptcy Court.

Under the Amendment, TRU grants CPI an exclusive license to operate photo studios in certain Babies “R” Us stores under the Kiddie Kandids name.  The term of the  License Agreement, as amended by the Amendment, expires on January 31, 2016.  The Amendment allows CPI significant operating flexibility and collaborative marketing opportunities and provides for the opening of additional locations over the next two years.  The Amendment and the License Agreement contain certain termination rights for both the Company and TRU.  The fees paid to TRU under the Amendment are based upon the Gross Sales of the Studios operated under the Amendment.

As stated above, the Company acquired certain assets of Kiddie Kandids, LLC in an auction conducted by the Bankruptcy Court.  These assets consist primarily of the License Agreement, trade name, customer lists, studio and lab equipment, inventory and the former corporate building.  The Company plans to sell certain of the acquired equipment and inventory as well as the former corporate building during fiscal year 2010.

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

Under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of February 6, 2010.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of February 6, 2010.

b)	Management’s Assessment of Internal Control Over Financial Reporting

CPI’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934).  CPI’s management, under the supervision of and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 6, 2010. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on the Company’s evaluation under such framework, management concluded that the Company’s internal control over financial reporting was effective as of February 6, 2010.

CPI CORP.
Notes to Consolidated Financial Statements

KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of February 6, 2010, which is included in Item 9A (d) below.

c)	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended February 6, 2010, which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 of the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

d)      Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CPI Corp.:

We have audited CPI Corp. and subsidiaries’ (the Company’s) internal control over financial reporting as of February 6, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A (b) “Management’s Assessment of Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 6, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of February 6, 2010, and February 7, 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended February 6, 2010, and our report dated April 20, 2010, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

_________________________________

KPMG LLP

St. Louis, Missouri

April 20, 2010

Item 9B.	Other Information

Toys “R” Us Amendment to the Amended and Restated License Agreement and Acquisition of Certain Kiddie Kandids Assets

The Company entered into an Amendment dated as of February 22, 2010, effective as of April 20, 2010, with Toys “R” Us – Delaware, Inc. (the “Licensor”, “Toys “R” Us” or “TRU”) to the Amended and Restated License Agreement (the “License Agreement”) made and entered into as of December 23, 2005, between TRU and Kiddie Kandids, LLC.  Kiddie Kandids LLC is a Chapter 7 debtor under Case No. 10-20334 brought before the United States Bankruptcy Court for the District of Utah (the “Bankruptcy Court”).  The Company acquired the License Agreement in its acquisition of certain assets of Kiddie Kandids, LLC in an auction conducted by the Bankruptcy Court.

The following summary of the Amendment and License Agreement is qualified by reference in its entirety to the Amendment and License Agreement, incorporated hereto by reference as Exhibit 10.42.

Under the Amendment, TRU grants CPI an exclusive license to operate photo studios (the “Studios”) in certain Babies “R” Us stores under the Kiddie Kandids name.  The License Agreement, as amended by the Amendment, expires on January 31, 2016. The Amendment allows CPI significant operating flexibility and collaborative marketing opportunities and provides for the opening of additional locations over the next two years.  The Amendment and the License Agreement contain certain termination rights for both the Company and TRU.  The fees paid to TRU under the Amendment are based upon the Gross Sales of the Studios operated under the Amendment.

As stated above, the Company acquired certain assets of Kiddie Kandids, LLC in an auction conducted by the Bankruptcy Court.  These assets consist primarily of the License Agreement, trade name, customer lists, studio and lab equipment, inventory and the former corporate building.  The Company plans to sell certain of the acquired equipment and inventory as well as the former corporate building during fiscal year 2010.

Executive Chairman Agreement

On April 19, 2010, the Company’s Board of Directors (the “Board”) appointed David Meyer as Executive Chairman.  In conjunction with this appointment, the Company entered into the Executive Chairman’s Agreement (the “Agreement”) with David Meyer regarding his compensation as Executive Chairman of the Board.

The following summary of the Agreement with Mr. Meyer is qualified by reference in its entirety to the Executive Chairman’s Agreement, incorporated hereto by reference as Exhibit 10.41.

The Agreement is effective April 19, 2010, and will continue for a term expiring on the last day of fiscal year 2010.  During the term of the Agreement, Mr. Meyer will oversee and supervise executive management of the Company relating to certain strategic goals as outlined in the Agreement.

In consideration of the Agreement, and provided that Mr. Meyer remains Executive Chairman of the Board of Directors of the Company at all times during the term of the Agreement, Mr. Meyer will be eligible to receive a quarterly retainer of $50,000, payable on the first day of each quarter of the Company’s fiscal year during the term of the Agreement, beginning with the second fiscal quarter of fiscal year 2010.  Mr. Meyer is also eligible to receive a performance bonus for fiscal year 2010 based on certain Consolidated Adjusted EBITDA targets.  The performance bonus, if any, is awarded and payable in the form of shares of the Company’s common stock.  Any such shares awarded to Mr. Meyer with respect to the performance bonus will be fully vested as of the date of such award.  In addition to the performance bonus, Mr. Meyer is also eligible to receive, at the sole discretion of the Board, a discretionary bonus of up to $200,000, payable in the form of shares of the Company’s common stock,  for fiscal year 2010 in the event the Total Return, as defined within the Agreement, in the Company’s common stock price performance for such fiscal year is greater than 50%.

Mr. Meyer received 17,162 shares of restricted stock on April 19, 2010, subject to the terms, conditions and restrictions set out in the Company’s Omnibus Incentive Plan and in a Restricted Stock Award Agreement.  The restricted shares vest in four equal annual installments of 25% beginning on the last day of fiscal year 2010, or earlier upon certain acceleration events.

The Agreement supersedes any and all prior agreements or understandings related to the subject matter hereof, including but not limited to that Letter Agreement between David Meyer and the Company dated as of September 22, 2008, as the same was amended as of September 25, 2009, and extended on February 12, 2010.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The response to this Item required by Item 401 of Regulation S-K, with respect to directors, incorporates by reference the information under the caption “Election of Directors” and “Executive Officers” in the Proxy Statement for the 2010 Annual Meeting of Stockholders (the “Proxy Statement”) and, with respect to the audit committee, incorporates by reference the information under the caption “Board and Committee Meetings” and “Report of Audit Committee” of the Proxy Statement.

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

The response to this Item incorporates by reference the information under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “Report of the Compensation Committee on Executive Compensation,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2009,” “Outstanding Equity Awards at 2009 Fiscal Year-End,” “Option Exercises and Stock Vested for 2009,” “Nonqualified Deferred Compensation in 2009,”  “Employment Contracts, Termination of Employment and Change in Control Arrangements,” “Compensation Committee Interlocks and  Insider Participation,” “Board and Committee Meetings” and “Director Compensation for Fiscal Year 2009” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this Item incorporates by reference the information under the caption “Security Ownership of Certain Beneficial Owners” in the Proxy Statement.

The following table provides information as of February 6, 2010, regarding the number of shares of common stock that were issuable under the Company’s equity compensation plans.

			Number of securities
			remaining available for
	Number of securities to be	Weighted-average	future issuance under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options, warrants	outstanding options,	(excluding securities reflected
Plan Category	and rights (a)	warrants and rights (b)	in column (a)) (c)
Equity compensation plans
approved by security holders (1)	232,546	$13.13	465,950	(2)
Equity compensation plans not
approved by security holders (3)	-	-	80,232	(4)
Total	232,546	$13.13	546,182

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

PART IV

Item 15 .	Exhibits and Financial Statement Schedules

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

(a)	EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

(3.1)	Articles of Incorporation of the Company, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 1989 on
Form 10-K, Exhibit 3.1, filed April 30, 1990.

(3.2)	Amended and Restated By-laws of the Company, effective November 24, 2008, and incorporated by reference to CPI Corp.'s
Form 8-K, Exhibit 3.1, filed December 1, 2008.

(4.1)	Form of Rights Agreement, dated as of March 13, 2000, between CPI Corp. and Harris Trust and Savings Bank, incorporated by reference to CPI Corp.'s Form 8-A, Exhibit 4.5, dated March 14, 2000.

(4.2)	First Amendment to Form of Rights Agreement, dated September 5, 2007, by and between CPI Corp. and Computershare
Trust Company, N.A., incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 4.1, filed September 6, 2007.

(4.3)	Second Amendment to Form of Rights Agreement, dated December 21, 2007, by and between CPI Corp. and Computershare
Trust Company, N.A., incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 4.1, filed December 21,2007.

(4.4)	Third Amendment to Form of Rights Agreement, dated March 12, 2010, by and between CPI Corp. and Computershare Trust
Company, N.A., incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 10.1, filed March 18, 2010.

(10.1)	License Agreement Sears, Roebuck De Puerto Rico, Inc., dated January 1, 1999, incorporated by reference to CPI Corp.'s
Annual Report for fiscal year 1998 on Form 10-K, Exhibit 10.30, filed May 5, 1999.

(10.2)*	Employment Agreement dated December 31, 2008, by and between Jane E. Nelson and CPI Corp., incorporated by reference to
CPI Corp.'s Form 8-K, Exhibit A within Exhibit 10.67, filed January 7, 2009.

(10.3)*	CPI Corp. 1981 Stock Bonus Plan (As Amended and Restated effective February 3, 1991), incorporated by reference to
CPI Corp.'s Annual Report for fiscal year 1992 on Form 10-K, Exhibit 10.29, filed May 5, 1993.

(10.4)*	First Amendment to CPI Corp. 1981 Stock Bonus Plan (As Amended and Restated effective February 3, 1991) effective
January 1, 1995, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2000 on Form 10-K, Exhibit 10.30, filed May 3, 2001.

(10.5)*	CPI Corp. Deferred Compensation and Retirement Plan for Non-Management Directors (Amended and Restated as of
January 28, 2000), incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2000 on Form 10-K, Exhibit 10.31, filed May 3, 2001.

(10.6)*	Deferred Compensation and Stock Appreciation Rights Plan (Amended and Restated as of June 6, 1996), incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2000 on Form 10-K, Exhibit 10.32, filed May 3, 2001.

(10.7)*	CPI Corp. Stock Option Plan (Amended and Restated effective as of December 16, 1997), incorporated by reference to CPI
Corp.'s Annual Report for fiscal year 2000 on Form 10-K, Exhibit 10.34, filed May 3, 2001.

(10.8)*	CPI Corp. Key Executive Deferred Compensation Plan (As Amended and Restated June 6, 1996), incoporated by reference to
CPI Corp.'s Annual Report for fiscal year 2000 on Form 10-K, Exhibit 10.36, filed May 3, 2001.

(10.9)*	First Amendment dated September 30, 2002, to CPI Corp. Retirement Plan and Trust, incorporated by reference to CPI Corp.'s
Annual Report for fiscal year 2002 on Form 10-K, Exhibit 10.65, filed May 16, 2003.

(10.10)*	Second Amendment dated November 29, 2002, to CPI Corp. Retirement Plan and Trust, incorporated by reference to CPI
Corp.'s Annual Report for fiscal year 2002 on Form 10-K, Exhibit 10.66, filed May 16, 2003.

(10.11)*	Third Amendment dated February 6, 2004, to CPI Corp. Retirement Plan and Trust, incorporated by reference to CPI Corp.'s
Annual Report for fiscal year 2003 on Form 10-K, Exhibit 10.73, filed April 21, 2004.

EXHIBIT INDEX (…continued)

EXHIBIT
NUMBER	DESCRIPTION

(10.12)*	CPI Corp. Restricted Stock Plan as Amended and Restated effective as of April 14, 2005, incorporated by reference to CPI
Corp.'s Annual Report for fiscal year 2004 on Form 10-K, Exhibit 10.86, filed April 21, 2005.

(10.13)*	CPI Corp. Performance Plan adopted effective as of April 14, 2005, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2004 on Form 10-K, Exhibit 10.90, filed April 21, 2005.

(10.14)*	CPI Corp. Non-Employee Directors Restricted Stock Policy pursuant to the CPI Corp. Omnibus Incentive Plan effective as of
August 14, 2008, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2008 on Form 10-K, Exhibit 10.31, filed April 23, 2009.

(10.15)*	CPI Corp. Non-Employee Directors Restricted Stock Policy (Restricted Stock Election), effective August 14, 2008, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2008 on Form 10-K, Exhibit 10.33, filed April 23, 2009.

(10.16)*	Form of Option Agreement, incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 10.1, filed August 21, 2008.

(10.17)*	Form of Restricted Stock Award Agreement, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2004 on
Form 10-K, Exhibit 10.93, filed April 21, 2005.

(10.18)*	CPI Corp. Omnibus Incentive Plan, incorporated by reference to CPI Corp.'s Form DEF 14A, Annex A, filed June 23, 2008.

(10.19)*	Employment Agreement by and between CPI Corp. and Renato Cataldo, incorporated by reference to CPI Corp.'s Form 10-Q,
Exhibit 10.10, filed September 1, 2005. File No. 1-10204

(10.20)*	Confidentiality, Noncompetition and Nonsolicitation Agreement by and between CPI Corp. and Renato Cataldo, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.104, filed September 1, 2005.

(10.21)*	Letter from the Company regarding Supplemental Retirement Benefits, dated June 28, 2006, delivered to Richard Tarpley, incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 10.61, filed July 5, 2006.

(10.22)*	Letter from the Company regarding Supplemental Retirement Benefits, dated June 28, 2006, delivered to Jane E. Nelson, incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 10.62, filed July 5, 2006.

(10.23)*	Employment Agreement dated September 12, 2007, by and between Thomas Gallahue and CPI Corp., incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 10.60, filed September 18, 2007.

(10.24)	Purchase and Sale Agreement dated as of May 1, 2007, by and among Portrait Corporation of America, PCA LLC, American
Studios, Inc., PCA Photo Corporation of Canada, PCA National LLC, PCA Finance Corp., Inc., Photo Corporation of
America, Inc., (each, a "Seller") and CPI Corp., incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 2.1, filed
May 3, 2007.

(10.25)	Amendment No. 1 to the Purchase and Sale Agreement dated as of May 1, 2007, by and among Portrait Corporation of America,
PCA LLC, American Studios, Inc., PCA Photo Corporation of Canada, PCA National LLC, PCA Finance Corp., Inc., Photo
Corporation of America, Inc., (each, a "Seller") and CPI Corp., such amendment effective as of May 21, 2007, incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 2.1, filed May 25, 2007.

(10.26)	Amendment No. 2 to the Purchase and Sale Agreement dated as of June 8, 2007, by and among Portrait Corporation of America,
PCA LLC, America Studios, Inc., PCA Photo Corporation of Canada, PCA National LLC, PCA Finance Corp., Inc., Photo
Corporation of America, Inc., (each, a "Seller") and CPI Corp., incorporated by reference to CPI Corp.'s Form 8-K,
Exhibit 2.3, filed June 24, 2007.

EXHIBIT INDEX (…continued)

EXHIBIT
NUMBER	DESCRIPTION

(10.27)	Second Amended and Restated Credit Agreement dated as of June 8, 2007, among the Company, the financial institutions that are or may from time to time become parties thereto and LaSalle Bank National Association, as administrative agent and arranger for the lenders, incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 10.1, filed June 14, 2007.

(10.28)	First Amendment to that certain Second Amended and Restated Credit Agreement, among the Company, the financial institutions that are or may from time to time become parties thereto and LaSalle Bank National Association, as administrative agent and arranger for the lenders, dated June 8, 2007, filed within this Form 10-K as Exhibit 10.28.

(10.29)	Second Amendment to that certain Second Amended and Restated Credit Agreement, among the Company, the financial institutions that are or may from time to time become parties thereto and LaSalle Bank National Association, as administrative agent and arranger for the lenders, dated December 10, 2008, incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 10.1, filed December 19, 2008.

(10.30)	Third Amendment to that certain Second Amended and Restated Credit Agreement, among the Company, the financial institutions that are or may from time to time become partites thereto and Bank of America, N.A., as successor to LaSalle Bank
National Association, as administrative agent and arranger for the lenders, effective April 16, 2009, incorproated by reference to
CPI Corp.'s Form 8-K, Exhibit 10.47, filed April 21, 2009.

(10.31)	Master Lease Agreement between Wal-Mart Stores East, L.P., Wal-Mart Stores, Inc., Wal-Mart Louisiana, LLC, Wal-Mart
Stores Texas, LP and Portrait Corporation of America, Inc., effective June 8, 2007, incorporated by reference to CPI Corp.'s
Form 10-Q, Exhibit 10.59, filed August 30, 2007. (Confidential treatment requested for portions of this document).

(10.32)	First Amendment to the Master Lease Agreement between Wal-Mart Stores, East, LP, Wal-Mart Stores, Inc., Wal-Mart
Louisiana, LLC, Wal-Mart Stores Texas, LP and Portrait Corporation of America, Inc., effective June 8, 2007, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.60, filed December 20, 2007.

(10.33)	Second Amendment to the Master Lease Agreement between Wal-Mart Stores, East, LP, Wal-Mart Stores, Inc., Wal-Mart
Louisiana, LLC, Wal-Mart Stores Texas, LP and Portait Corporation of America, Inc., effective June 8, 2007, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.61, filed December 20, 2007.

(10.34)	License Agreement dated December 22, 2008, by and between CPI Corp., Consumer Programs Incorporated, a subsidiary of
Company, and Sears, Roebuck and Co. (confidential treatment requested for portions of this document), incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 10.1, filed December 24, 2008.

(10.35)	Letter Agreement dated December 22, 2008, by and between CPI Corp., Consumer Programs Incorporated, a subsidiary of the Company, and Sears, Roebuck and Co., incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 10.2, filed
December 24, 2008.

(10.36)*	Employment Agreement by and between CPI Corp. and Dale Heins, dated April 23, 2008, incorporated by reference to
CPI Corp.'s Form 8-K, Exhibit 10.62, filed April 24, 2008.

(10.37)*	Employment Agreement by and between CPI Corp. and Jim Mills, dated September 2, 2008, incorporated by reference to
CPI Corp.'s Form 10-Q, Exhibit 10.65, filed December 18, 2008.

(10.38)*	Chairman's Agreement by and between CPI Corp. and David Meyer, dated September 22, 2008, incorporated by reference to
CPI Corp.'s Form 10-Q, Exhibit 10.66, filed December 18, 2008.

(10.39)*	Amendment to Chairman's Agreement by and between CPI Corp. and David Meyer, dated September 25, 2009, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.58, filed December 22, 2009. (Confidential treatment requested for portions of this document.)

(10.40)*	Amendment to Chairman's Agreement dated September 22, 2008, and amended September 25, 2009, by and between CPI Corp.
and David Meyer, dated February 12, 2010, filed within this Form 10-K as Exhibit 10.40.

EXHIBIT INDEX (…continued)

EXHIBIT
NUMBER	DESCRIPTION

(10.41)*	Executive Chairman's Agreement by and between CPI Corp.and David Meyer, dated April 19, 2010, filed within this
Form 10-K as Exhibit 10.41. (Confidential treatment requested for portions of this document.)

(10.42)	Amendment dated as of February 22, 2010, by and between CPI Corp. and Toys "R" Us - Delaware, Inc. ("Licensor") to the
Amended and Restated License Agreement made and entered into as of December 23, 2005, by and between Licensor and
Kiddie Kandids, LLC. Amended and Restated License Agreement made and entered into as of December 23, 2005, by and between Licensor and Kiddie Kandids, LLC. These documents are filed within this Form 10-K as Exhibit 10.42.
(Confidential treatment requested for portions of these documents.)

(10.43)*	Employment Agreement by and between CPI Corp. and Keith Laakko, dated December 28, 2005, filed within this
Form 10-K as Exhibit 10.43.

(10.44)*	Confidentiality, Noncompetition and Nonsolicitation Agreement by and between CPI Corp. and Keith Laakko, dated
December 28, 2005, filed within this Form 10-K as Exhibit 10.44.

(10.45)*	First Amendment to Employment Agreement by and between CPI Corp. and Keith Laakko, dated December 30, 2005, filed within this Form 10-K as Exhibit 10.45.

(10.46)*	Amended and Restated CPI Corp. Retirement Plan, effective January 1, 2010, filed within this Form 10-K as Exhibit 10.46.

(11.1)	Computation of Income (Loss) Per Share - Diluted

(11.2)	Computation of Income (Loss) Per Share - Basic

(21.0)	Subsidiaries of the Registrant

(23.0)	Independent Registered Public Accounting Firm's Consent

(31.1)	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934 by the President and Chief Executive
Officer.

(31.2)	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934 by the Executive Vice President,
Finance and Chief Financial Officer.

(32.0)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the
President and Chief Executive Officer and the Executive Vice President, Finance and Chief Financial Officer.

EXHIBIT INDEX (…continued)

(b)           Exhibits:
                - See Item 15(a)(3)

(c)           Financial Statement Schedules:

- See Item 15(a)(2)

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of April 2010.

CPI CORP.

By:	/s/Renato Cataldo
Renato Cataldo
President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURES OF DIRECTORS AND PRINCIPAL OFFICERS

Signature		Title	Date

/s/	Renato Cataldo	President and Chief Executive Officer	April 20, 2010
(Renato Cataldo)

/s/	David M. Meyer	Chairman of the Board of Directors	April 20, 2010
(David M. Meyer)

/s/	James J. Abel	Director	April 20, 2010
(James J. Abel)

/s/	Michael S. Koeneke	Director	April 20, 2010
(Michael S. Koeneke)

/s/	Michael Glazer	Director	April 20, 2010
(Michael Glazer)

/s/	John Turner White, IV	Director	April 20, 2010
(John Turner White, IV)

/s/	Dale Heins	Senior Vice President, Finance,	April 20, 2010
	(Dale Heins)	Chief Financial Officer and Treasurer

/s/	Rose O'Brien	Vice President, Corporate Controller	April 20, 2010
	(Rose O'Brien)	and Principal Accounting Officer