Form 10-K/A
period 2010-02-06
CPI CORP
filed 2010-04-23
CIK 25354

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

As of April 16, 2010, 7,296,920 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

INTRODUCTORY NOTE

CPI Corp. (“CPI”, the “Company” or “we”) is filing this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 6, 2010, as originally filed on April 22, 2010, with the Securities and Exchange Commission (referred to as the “Original Filing”).  Specifically, this amendment amends the cover page of the Original Filing and the “Shareholders of Record” Section under Part II, Item 5 to correct the number of shares of the registrant’s common stock that were outstanding on April 16, 2010.  This information was inaccurately reported in the Original Filing.  Additionally. Exhibits 10.41 and 10.42 have been refiled to denote that confidential treatment has been requested for portions of these documents.  This Amendment No. 1 does not reflect events occurring after the date of the Original Filing or modify or update those disclosures affected by subsequent events.

	TABLE OF CONTENTS

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder
	Matters and Issuer Purchases of Equity Securities	3

	Signatures	4

Forward-Looking Statements

The statements contained in this report, and in particular in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties.  The Company identifies forward-looking statements by using words such as "preliminary," "plan," "expect," "looking ahead," "anticipate," "estimate," "believe," "should," "intend," and other similar expressions.  Management wishes to caution the reader that these forward-looking statements, such as the Company’s outlook for portrait studios, net income, future cash requirements, cost savings, compliance with debt covenants, valuation allowances, reserves for charges and impairments and capital expenditures, are only predictions or expectations; actual events or results may differ materially as a result of risks facing the Company.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” included in the Company's 2009 Annual Report on Form 10-K for the fiscal year ended February 6, 2010, as originally filed on April 22, 2010 with the Securities and Exchange Commission.  The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shareholders of Record

As of April 16, 2010, the closing sales price of the Company’s common stock was $14.95 per share with 7,296,920 shares outstanding and 1,287 holders of record.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of April 2010.

CPI CORP.

By:	/s/Dale Heins
Dale Heins
Senior Vice President, Finance,
Chief Financial Officer and Treasurer

Date: April 23, 2010