Form 10-K/A
period 2010-02-06
CPI CORP
filed 2010-06-04
CIK 25354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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

As of June 2, 2010, 7,314,082 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

INTRODUCTORY NOTE

CPI Corp. (“CPI”, the “Company” or “we”) is filing this Amendment No. 2 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 6, 2010, as originally filed on April 22, 2010, with the Securities and Exchange Commission (referred to as the “Original Filing”).  Specifically, this amendment amends Part III of the Original Filing to include information that was previously incorporated by reference to the Proxy Statement relating to the 2010 Annual Meeting of Shareholders.  This Amendment No. 2 does not reflect events occurring after the date of the Original Filing or modify or update those disclosures affected by subsequent events, except as expressly indicated.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties.  The Company identifies forward-looking statements by using words such as “preliminary,” “plan,” “expect,” “looking ahead,” “anticipate,” “estimate,” “believe,” “should,” “intend” and other similar expressions.  Management wishes to caution the reader that these forward-looking statements, such as the Company’s outlook for portrait studios, net income, future cash requirements, cost savings, compliance with debt covenants, valuation allowances, reserves for charges and impairments and capital expenditures, are only predictions or expectations; actual events or results may differ materially as a result of risks facing the Company.  Such risks include, but are not limited to: the Company's dependence on Sears, Walmart and Toys “R” Us, the approval of the Company’s business practices and operations by Sears, Walmart and Toys “R” Us, the termination, breach, limitation or increase of the Company's expenses by Sears and Toys “R” Us under the license agreements, or Walmart under the lease and license agreements, customer demand for the Company's products and services, the economic recession and resulting decrease in consumer spending, manufacturing interruptions, dependence on certain suppliers, competition, dependence on key personnel, fluctuations in operating results, a significant increase in piracy of the Company's photographs, widespread equipment failure, compliance with debt covenants, high level of indebtedness, implementation of marketing and operating strategies, outcome of litigation and other claims, impact of declines in global equity markets to pension plan, impact of foreign currency translation and other risks as may be described in the Company’s filings with the Securities and Exchange Commission, including its Form 10-K for the fiscal year ended February 6, 2010, as originally filed on April 22, 2010.  The risks described above do not include events that the Company does not currently anticipate or that it currently deems immaterial, which may also affect its results of operations and financial condition.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” included in the Company’s 2009 Annual Report on Form 10-K for the fiscal year ended February 6, 2010, as originally filed on April 22, 2010, with the Securities and Exchange Commission.  The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Following is a listing of the members of the Company’s Board of Directors (the “Board”) as of May 10, 2010, along with their respective ages and descriptions of their professional experience.  Mr. David Meyer is excluded from this listing, but is included in the list of executive officers since he now serves in both executive and director capacities.  Messrs. Abel, Koeneke and White first joined the Board in March 2004, while Mr. Glazer joined in November 2008.

Name	Principal Occupation, Business Experience and Directorships
James J. Abel
Mr. Abel, age 64, served as President and Chief Executive Officer of Financial Executives International (FEI) from May 2008 to February 2009.  FEI is the preeminent organization representing senior financial executives in dealing with the regulatory agencies involved with corporate financial reporting and internal controls.  Mr. Abel retired on December 31, 2007, from positions of Executive Vice President, Secretary, Treasurer and Chief Financial Officer of The Lamson & Sessions Co., a diversified manufacturer and distributor of a broad line of thermoplastic electrical, consumer, telecommunications and engineered sewer products for major domestic markets.  Mr. Abel served as an executive officer of The Lamson & Sessions Co. from December 1990 and a director from 2000 until his retirement.  Mr. Abel received a B.S. from Purdue University and an MBA from St. John’s University (N.Y.).  The Board concluded that Mr. Abel brings the requisite skills and experience to serve as a director of the Company, particularly in the areas of financial expertise and executive management experience, through his positions held at FEI and The Lamson & Sessions Co. and as the audit committee financial expert with the Company, outside board experience, through his director positions at The Lamson & Sessions Co. and with various private U.S. companies and non-profit organizations and retail industry and public company experience, through his service as a director of the Company since 2004.

Michael Glazer
Mr. Glazer, age 62, has served as President and Chief Executive Officer of Mattress Giant Corporation, a specialty bedding retailer, since October 2009.  From August 2005 to October 2009, he served as Managing Director of Team Neu, a private equity investment firm, located in Pittsfield, MA.  From May 1996 to August 2005, he served as President and Chief Executive Officer of KB Toys, Inc.  He has served as director of Stage Stores (NYSE: SSI) since 2001 and served as a director of Big Lots (NYSE: BIG) from 1991 to 2003 and Brookstone and KB Toys, Inc. from 1996 to 2005.  Mr. Glazer received a B.A. from the University of California – Berkeley and an MBA from Columbia University.  The Board concluded that Mr. Glazer brings the requisite skills and experience to serve as a director of the Company, particularly in the areas of retail industry experience, in which he has more than 35 years of leadership experience, including his positions held at Mattress Giant Corporation, KB Toys, Inc., Big Lots, the Bombay Company (formerly listed on the NYSE) and as a director of the Company since 2008, outside board experience, through his director positions at Stage Stores, Brookstone, KB Toys, Inc. and Big Lots, public company experience, through his positions held at Stage Stores, Big Lots and as a director of the Company and executive management experience, through his positions held at Mattress Giant Corporation, Team Neu, KB Toys, Inc., Big Lots and the Bombay Company.

Michael Koeneke
Mr. Koeneke, age 63, is a Managing Partner and Co-founder of Knightspoint Partners LLC (“Knightspoint”), a private equities firm established in 2003, which is engaged in the business of acquiring, holding or disposing of investments in various companies.  He served on the Board of Directors of Ashworth, Inc., a golf apparel company formerly listed on Nasdaq from 2008 to 2009, and on the Board of Directors of Sharper Image Corporation, a multi-channel specialty retailer formerly listed on Nasdaq from 2006 to 2008.  Mr. Koeneke was formerly the Co-Head and then Chairman of Global Mergers and Acquisitions at Merrill Lynch & Co., Inc. (“Merrill Lynch”) from 1997 to 2002, and Head of Mergers and Acquisitions at Credit-Suisse First Boston (“CSFB”) from 1989 to 1993.  Mr. Koeneke received a B.A. from the University of Michigan and an MBA from the Harvard Business School.  The Board concluded that Mr. Koeneke brings the requisite skills and experience to serve as a director of the Company, particularly in the areas of executive management experience, through his positions held at Knightspoint, Merrill Lynch and CSFB, as well as his experiences in the retail industry, public company and outside boards through his director positions at Ashworth, Inc., the Sharper Image Corporation, and currently, as a director of the Company since 2004.

Turner White
Mr. White, age 61, has served as owner of White and Company, LLC, a consulting and investment firm located in Kansas City, Missouri, since May 2004, and as visiting assistant professor of management, Helzberg School of Management, Rockhurst University in Kansas City, Missouri, since July 2006.  From May 2000 to May 2004, Mr. White served as President and Chief Executive Officer of Union Station Kansas City, Inc.  He was Vice President and East region general manager of Cell Net Data Systems, an investor-owned data management and metering supplier to the electric energy industry, from September 1998 through February 2000. From June 1989 to September 1998, Mr. White was Executive Vice President, Corporate Development, of Kansas City Power & Light Company.  Mr. White received a B.A. from Colorado College and an MBA from Rockhurst University.  The Board concluded that Mr. White brings the requisite skills and experience to serve as a director of the Company, particularly in the areas of executive management experience, through his positions held at White and Company, LLC, Union Station Kansas City, Inc. and Kansas City Power & Light Company and retail industry and public company experience, as a director of the Company since 2004.

The name of each of the Company’s executive officers as of May 10, 2010, along with their respective ages, positions and descriptions of their professional experience is set forth below.

David Meyer
Executive Chairman.  Mr. Meyer, age 41, has served as Chairman of the Board of the Company since April 2004.  From 2004 to 2005, he served in the Company’s interim Office of the Chief Executive.  Since 2003, Mr. Meyer has served as a Managing Member of Knightspoint Partners LLC, a firm which he co-founded, that is engaged in the business of acquiring, holding and disposing of investments in various companies.  From 1995 to 2002, Mr. Meyer served in various capacities in the investment banking department of Credit Suisse First Boston, including as a director in the Mergers and Acquisitions and Global Industrial and Services Groups in the firm’s London office.  From 2007 to 2008, Mr. Meyer served as Chairman of the Board of Directors of Ashworth, Inc., a golf apparel company formerly listed on Nasdaq.  From 2006 to 2007, Mr. Meyer served as Chairman of the Compensation Committee of the Board of Directors of the Sharper Image Corporation, a multi-channel specialty retailer formerly listed on Nasdaq.  Mr. Meyer received a B.S.E. from Princeton University and an MBA from Stanford University.  The Board concluded that Mr. Meyer brings the requisite skills and experience to serve as a director of the Company, particularly in the areas of retail industry, public company and outside board experience, through his Chairman and director positions held at Ashworth, Inc., the Sharper Image Corporation and as Chairman of the Company since 2004 and executive management experience, through his positions held at Knightspoint, Credit Suisse First Boston and as interim Chief Executive of the Company.

Renato Cataldo
President and Chief Executive Officer.  Dr. Cataldo, age 50, joined the Company as its Chief Operating Officer in July 2005 after serving as a consultant to the Company since August 2004.  Effective October 10, 2006, he was appointed President and Chief Executive Officer of the Company.  From 1998 until his resignation in August 2004, he served as Chief Executive Officer and Chief Technology Officer of Publicis eHealth Solutions, a division of the Publicis Groupe, S.A., an international communications company.

Dale Heins
Executive Vice President, Finance, Chief Financial Officer and Treasurer of the Company.  Mr. Heins, age 47, was promoted to his current position in April 2008.  From July 2005 to April 2008, Mr. Heins served as Vice President, Corporate Controller, Principal Accounting Officer and Assistant Treasurer, after serving the Company in various other financial positions since 1987.

Thomas Gallahue
Executive Vice President, Operations.  Mr. Gallahue, age 59, joined the Company in April 2002 in the position of Vice President, Sales Development and Operations and was appointed to his current position in November 2002.  Prior to joining the Company, Mr. Gallahue enjoyed a thirty-year career with Sears, Roebuck & Co. where he held various positions, including Store Manager, Region Product Service Manager, Director of Sales Development for Home Appliances and District General Manager.

Jim Mills
Executive Vice President, Field Operations.  Mr. Mills, age 45, joined the Company in September 2008, following a distinguished career with RadioShack Corporation, a leading consumer electronics retailer, that spanned more than twenty years.  His most recent responsibilities with RadioShack included Vice President – Wholesale Channels (2007-2008), with responsibility for coordinating and implementing the overall strategy for RadioShack Franchise, Franchise International, Retail Solutions Kiosks and Direct Sales and providing executive oversight for RadioShack de’Mexico.  In 2006, Mr. Mills served as Vice President of RadioShack Segmentation and Vice President of Visual Merchandising and from 2004 to 2005, he was Vice President of the Southeast Region for RadioShack.

Keith Laakko
Executive Vice President, Chief Marketing Officer.  Mr. Laakko, age 44, joined the Company in his current position in January 2006.  He served as Category Marketing Director for Consumer Controls Brands of Spectrum Brands from 2004 until he joined the Company.  From 2000 to 2004, Mr. Laakko held marketing positions with Eastman Kodak Company, including Director of New Business Development, Business to Business, and Director of Corporate Branding from 2003 to 2004, Director of Global Brand Communication from 2001 to 2003 and Marketing Director, Strategic Web Partnerships and Online Community from 2000 to 2001.  He also held marketing positions with The Coca-Cola Company, Hasbro Toys and Mattel.

Jane Nelson
General Counsel and Secretary.  Ms. Nelson, age 60, joined the Company in 1988 as Assistant General Counsel and subsequently served as Associate General Counsel and Assistant Secretary.  She was promoted to her current position in 1993.

Rose O’Brien
Vice President, Finance/Controller and Principal Accounting Officer.  Ms. O’Brien, age 49, joined the Company in August 2005 as Assistant Controller and was promoted to her current position in April 2008.  Prior to joining the Company, Ms. O’Brien was the Director of Special Projects at Insituform, Inc., a provider of trenchless technology, from September 2004 to July 2005.  She was the Controller at Growing Family, Inc., a baby portrait photography company from November 2000 to September 2004.  Prior to November 2000, Ms. O’Brien held financial management positions with both public and privately held companies in the St. Louis area and also served for seven years in the Audit Department of Price Waterhouse.

Section 16(a) Beneficial Ownership Reporting Compliance

The federal securities laws require our directors and executive officers, and persons who own more than 10% of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership of any of the Company’s securities with the Securities and Exchange Commission, the New York Stock Exchange and the Company.

Based solely upon a review of filings with the Securities and Exchange Commission and written representations that no other reports were required, the Company believes that all of its directors and executive officers complied during fiscal year 2009 with their reporting requirements.

Code of Business Conduct and Ethics

The Company’s Code of Business Conduct and Ethics, which applies to Company employees and directors, reflects the standards CPI employees, officers and directors are expected to observe to maintain and enhance quality business practices. The Company intends to promptly disclose (i) the nature of any amendment to this code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of this code of ethics that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver on the Company’s website at www.cpicorp.com.  The Code of Business Conduct and Ethics is available at www.cpicorp.com by first clicking “Investor”, then “Corporate Governance” and then “Code of Conduct”.  This document is also available, without charge, in print upon request to the Corporate Secretary at 1706 Washington Avenue, St. Louis, Missouri 63103-1717.  Underlying this Code are the fundamental requirements of honesty and good faith in all actions that reflect on the Company and its people.  The Company has established a fraud hotline for employees to submit confidential reports of suspected or actual violations of the Company’s Code of Business Conduct and Ethics, and the Audit Committee maintains a second hotline (www.openboard.info/cpy) specifically for accounting complaints which is maintained by an independent vendor and for which complaints are handled anonymously and confidentially.

Director Selection and Qualifications

On an annual basis, the Nominating and Governance Committee reviews with the Board of Directors the skills and characteristics of prospective Board members as well as the composition of the Board as a whole.  This review includes each individual’s qualifications as independent and consideration of diversity, age, skills and experience in the context of the needs of the Board.  Although the Board does not maintain a specific policy with respect to Board diversity, the Board believes that the Board should be a diverse body, and the Nominating and Governance Committee considers a broad range of background and experience in its assessment.  The Nominating and Governance Committee believes that director candidates should possess high ethical character, business experience with accomplishment in his or her respective field and the ability to exercise sound business judgment.

Board Oversight of Risk

The Company’s Board of Directors has an active role, as a whole and also at the committee level, in overseeing management of the Company’s risks.  The Board regularly reviews information regarding the Company’s credit, liquidity, and operations, as well as the risks associated with each.  The Nominating and Governance Committee manages risks associated with the selection and independence of prospective Board members.  The Audit Committee oversees management of financial risks and is responsible for the selection of the independent auditors and approval of the scope of their work.  The Compensation Committee is responsible for overseeing the management of risks related to the Company’s compensation plans and arrangements.  While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board is regularly informed of such risks by the individual committees.

The Audit Committee

The Audit Committee consists of James Abel (Chairman), Michael Koeneke and Turner White.  The Board of Directors has determined that all members of the Audit Committee are independent, as that term is defined in the New York Stock Exchange's listing standards and the rules of the Securities and Exchange Commission.  The Board of Directors has also determined that Mr. Abel, is qualified to serve as the Audit Committee financial expert.  The Audit Committee held five meetings during fiscal year 2009.

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

Item 11.     Executive Compensation

The Compensation Committee

The Compensation Committee is comprised of Turner White (Chairman), James Abel and Michael Glazer.  The Board of Directors has determined that all of the members of the Compensation Committee are independent, as that term is defined in the rules of the New York Stock Exchange.

The Compensation Committee held 11 meetings during fiscal year 2009.  Decisions of the committee are made after discussion of relevant facts and in accordance with the opinion of the majority of the committee.  Primary actions taken in these meetings included the approval of 2008 incentive awards, the determination of targets for fiscal year 2009 incentive awards, 2009 executive compensation, 2009 director compensation awards of restricted stock, an amendment to the Chairman’s Agreement and the evaluation of the performance of the Chief Executive Officer (“CEO”).  The CEO participates in Compensation Committee meetings when requested.  His involvement is generally to advise concerning incentive awards and executive compensation other than his own.  Additionally, in 2009, the Committee engaged Hay Group, Inc. as an independent consulting firm to provide executive compensation consulting services to the Committee; see further discussion in the “Compensation Discussion and Analysis” section below.

Meetings of the Compensation Committee are set by the Compensation Committee Chairman in consultation with management and other members of the committee.  Compensation Committee agendas are determined by the Chairman of the committee.  The Compensation Committee also serves as the Committee charged with administration of the Company’s Omnibus Incentive Plan.

The Compensation Committee is required to consist of no fewer than three members, all of whom meet the independence requirements of the New York Stock Exchange.  The members of the Compensation Committee are appointed by the Board on the recommendation of the Nominating and Governance Committee and serve until their successors are appointed.

The Chairman of the Board generally attends Compensation Committee meetings in an advisory capacity.  He is an active participant as the Compensation Committee considers the various decisions that it has to make, but the Compensation Committee makes final decisions.  The Chairman does not participate in Committee or Board discussions regarding his compensation.

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

Compensation Discussion and Analysis

This Compensation Discussion and Analysis outlines the compensation philosophy, policy and practices as they relate to Named Executive Officers.

Compensation philosophy and goal

The Company’s compensation philosophy is based on two principles:

•	Exceptional individual and team performance should be recognized and rewarded (and thereby encouraged) at all levels of the organization.
•	Rewards should be tied to the creation of stockholder value and its underlying drivers.

The goal of the Company’s compensation programs is to promote the financial interests and growth of the Company by creating and maintaining a system that provides fair annual compensation and incentives for designated officers and key employees of the Company to remain in the employ of the Company and to work to the best of their abilities for the achievement of the Company’s strategic and operational growth objectives.  Compensation packages are determined upon hire based on consideration of the Company’s strategic and financial goals, competitive forces, fairness, individual responsibilities and challenges and economic factors.  Compensation packages are reviewed annually by the Compensation Committee.

Compensation Consultant

The Compensation Committee did not use external advisors in setting the fiscal year 2009 compensation for its Named Executive Officers.  All decisions were made on the basis of the Company’s existing practices, which typically includes a review of published compensation reports, as needed.  In 2009, except for the use of the peer group, as discussed below, formal benchmarking was not used for management compensation purposes.

In September 2009, the Compensation Committee engaged Hay Group, Inc. (“Hay Group”) as an independent consulting firm to provide executive compensation consulting services to the Committee.  Hay Group works at the direction of the Compensation Committee as an independent advisor.  Hay Group will interact with management at the direction of the Committee to gather information on the business, organizational strategy, and approach to leadership as well as its executive reward programs and practices.  The Compensation Committee has the sole authority to retain and terminate any independent advisor including the Hay Group.

Fiscal Year 2010 Peer Group

The Committee engaged Hay Group to assess the compensation programs for its executive officers.  As part of this assessment, Hay Group supported the Committee in creating a peer group to benchmark the compensation of the Company’s Named Executive Officers.  Specifically, Hay Group worked with the Committee and management to identify a list of criteria to use in the selection of the peer group companies.  Hay Group and the Committee started with a broad cross section of companies and narrowed the companies down based on the following set of criteria:

• Annual revenues between one-half to two times the Company’s revenues;

• Small box specialty retail companies;

•       Small box restaurant companies;

• Customer service element is critical to business; and/or

• Companies that operate in a host environment.

Companies that were selected met a majority, but not necessarily all of the above criteria.  The Committee and management do not believe there are any companies that are exact competitors or peers within the Company’s industry.

Each of the companies comprising the current 18-member Peer Group met a majority of the above criteria. The companies are:

• A.C. Moore Arts & Crafts	• CEC Entertainment	• Gymboree
• Bare Escentuals	• Christopher & Banks	• Hibbett Sports
• Big 5 Sporting Goods	• Dennys Corp	• Jackson Hewitt Tax Service
• Buffalo Wild Wings	• Destination Maternity	• Nutrisystem
• Build-A-Bear Workshop • California Pizza Kitchen	• Einstein Noah Restaurant • Golfsmith International Holdings	• Shutterfly • Steiner Leisure

The Peer Group provides direct incumbent information on a job title match basis (e.g., Chief Executive Officer, Chief Financial Officer) and data for each of the Named Executive Officers.  In addition, Hay Group provided broader retail market data from Hay Group’s Retail Industry Total Remuneration Survey (“Hay Retail Survey”) as an additional benchmarking data point.  The list of the Hay Retail Survey participants can be found at the following website http://haygroup.com/Downloads/us/misc/2009_Hay_Group_Retail_
TR_List_of_Participants.pdf).  The Committee used the Peer Group and the Hay Retail Survey to benchmark executive pay practices as one component of its decision around compensation.  In addition, the Committee considered company and individual performance as well as how compensation should be tied to the Company’s business strategies and the creation of shareholder value.

Compensation Components and Related Policies

The Company’s Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers during the 2009 fiscal year are considered the “Named Executive Officers” or “NEO’s” for purposes of this discussion.  For fiscal year 2009, the NEO’s were:

Dr. Renato Cataldo, President and Chief Executive Officer
Mr. Dale Heins, Executive Vice President, Finance, Treasurer and Chief Financial Officer
Mr. Thomas Gallahue, Executive Vice President, Operations
Mr. Jim Mills, Executive Vice President, Field Operations
Mr. Keith Laakko, Chief Marketing Officer

The components of compensation described below and their relative weightings were selected because they are considered fair, competitive and in line with the Company’s compensation philosophy. Outside of employment agreements, benefits are provided on a Company-wide basis with selections of specific plans based on management analysis of plans available in the marketplace as well as the necessary elements to attract and retain employees.  The Compensation Committee believes that the compensation and benefit structure is considered appropriate for the Company’s size and industry.

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

Base salaries for Mr. Heins and Mr. Laakko were increased by the Compensation Committee, effective February 8, 2009, for expected future performance based on growth in positions demonstrated in fiscal year 2008.

Annual Incentive Compensation
The CPI Corp. Performance Plan is an annual incentive plan that is applied to a broad pool of employees including the NEO’s. Under the Company’s performance plan, executives and other participants have the potential to earn significant supplemental compensation if pre-established, objective targets, based on the Company’s Earnings before Interest, Taxes, Depreciation and Amortization and Other non-cash charges (“EBITDA”) or such other performance measurement(s) or criteria as the Board may establish in its sole discretion, are met or exceeded.  The Board of Directors establishes these targets at the beginning of each year during the budgeting process in order to provide performance awards designed to yield corresponding growth in stockholder value.

During fiscal 2009, all Named Executive Officers participated in this plan.  The Board establishes the formula(s) or other criteria for determining the aggregate amount of the annual plan payouts (“Incentive Compensation Pool”) for each fiscal year (“Plan Year”) based on the Company’s EBITDA or such other performance measurement(s) or criteria as the Board may establish in its sole discretion.  Not later than ninety (90) days following the end of a Plan Year, the Board calculates the Incentive Compensation Pool for the Plan Year based on the formula(s) or criteria established by the Board for such Plan Year.  Once the amount of the Incentive Compensation Pool for the Plan Year is calculated, participants are designated for that year and are awarded an annual bonus based on performance.

Company performance goals are established using the budgeting process and are approved by the Board of Directors and the Compensation Committee.  Once the budget is final, EBITDA and/or other targets for the year are determined by the Board of Directors at levels deemed to be achievable but challenging.  These targets are used to determine the total amount of the Incentive Compensation Pool.  Participants and payouts are designated and awards made based on an assessment of individual and team contributions not later than ninety (90) days following the end of the Plan Year.  In fiscal 2009, any payouts of $10,000 or more pursuant to the plan were weighted evenly between cash and restricted stock, allowing high-impact employees at multiple levels of the organization to participate in the long-term success of the Company through stock ownership.  The plan provides that the incentive compensation payable to executive officers of the Company in any Plan Year shall not, in the aggregate, exceed thirty three and one-third percent (33 1/3%) of the established Incentive Compensation Pool.  The restricted stock awarded to date for performance has a vesting period ending upon completion of the subsequent fiscal year, thus encouraging retention of key employees.

The Company exceeded certain pre-established Adjusted EBITDA (defined as EBITDA plus other charges and impairment cash charges) minimum targets of $31.5 million and $45.0 million for the fourth quarter and full year of fiscal year 2009, respectively, and eligible employees throughout the organization were compensated for their individual and team contributions.  These awards are distributed among employees at the discretion of the Compensation Committee.  A substantial portion of the total was paid in restricted shares in fiscal year 2010 and will not vest until the end of fiscal year 2010.  Shares awarded under the CPI Corp. Performance Plan are granted pursuant to the CPI Corp. Omnibus Incentive Plan.

Omnibus Incentive Plan

Effective May 29, 2008, the Board of Directors adopted the CPI Corp. Omnibus Incentive Plan (the "Plan"), which was approved by the stockholders at the 2008 Annual Meeting of Stockholders, held on July 17, 2008.  The Plan replaced the CPI Corp. Stock Option Plan, as amended and restated on December 16, 1997, and the CPI Corp. Restricted Stock Plan, as amended and restated on April 14, 2005 (collectively the "Predecessor Plans") that were previously approved by the Board of Directors, and no further shares will be issued under the Predecessor Plans.  The Plan provides the Company with flexibility to award employees, directors and consultants of the Company (the "Service Providers") both short-term and long-term equity-based and cash incentives.  The purposes of the Plan are (i) to attract and retain highly competent persons; (ii) to provide incentives to Service Providers that align their interests with those of the Company's stockholders; and (iii) to promote the success of the business of the Company.  Awards under the Plan are granted by the Compensation Committee of the Board (the "Committee"), provided that the Board is responsible for administering this Plan with respect to awards to non-employee directors.  The Committee has the authority, among other things, to (i) select the Service Providers to whom awards may be granted and the types of awards to be granted to each; (ii) to determine the number of shares to be covered by each award; (iii) to determine whether, to what extent, and under what circumstances an award may be settled in cash, common stock, other securities, or other awards; (iv) to prescribe, amend, and rescind rules and regulations relating to the Plan; and (v) to make all other determinations and take all other action described in the Plan or as the Committee otherwise deems necessary or advisable.   Total shares of common stock available for delivery pursuant to awards under the Plan as approved on July 17, 2008, were 800,000 shares.  The Company has reserved these shares under its authorized, unissued shares.  At May 10, 2010, 216,348 of these shares remained available for future grants.

Types of awards authorized under the Plan include (i) stock options to purchase shares of common stock, including ISO’s and nonstatutory stock options, which will be granted with an exercise price not less than 100% of the fair market value of the common stock on the date of grant; (ii) stock appreciation rights (“SAR’s”), which confer the right to receive an amount, settled in cash, common stock or other awards, equal to the excess of the fair market value of a share of common stock on the date of exercise over the exercise price of the SAR; (iii) restricted stock, which is common stock subject to restrictions on transferability and other restrictions, such as payment of respective taxes, with respect to which a participant has the voting rights of a stockholder during the period of restriction; (iv) restricted stock units, which are awards of a right to receive shares of the Company’s common stock and are subject to restrictions on transferability and other restrictions; such as payment of respective taxes, (v) performance awards, including performance shares or performance units, which are settled after an applicable performance period has ended to the extent to which corresponding performance and/or market goals have been achieved and (vi) other awards, including awards that are payable in shares of common stock or the value of which is based on the value of shares of common stock, and awards to be settled in cash or other property other than common stock.

Company-wide Benefits

Benefits such as profit sharing 401(k), medical and dental are available to executives under plans and policies that apply Company-wide.  Management reviews the performance and cost of these plans on an annual basis and makes changes as necessary.  For the profit sharing plan, the Board of Directors appoints a plan committee made up of executive officers.  That committee is responsible for administering the plan.

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

Upon his joining the Company in September 2008, Jim Mills entered into an employment agreement that follows the standard template, as further described in the discussion following the executive compensation tables.

Further descriptions of employment agreements are provided in the discussion following the executive compensation tables.

2010 Changes

On April 19, 2010, Mr. David Meyer was appointed Executive Chairman of the Board of Directors.  Mr. Meyer previously served as a non-Executive Chairman.  Under his new agreement, Mr. Meyer will receive an annual retainer of $200,000.  The annual retainer is paid quarterly beginning with the second fiscal quarter of fiscal year 2010.  Mr. Meyer is eligible for a performance bonus for fiscal year 2010 based on Consolidated Adjusted EBITDA targets and payouts.  The Consolidated Adjusted EBITDA will be calculated in the same manner as determined for purposes of the Company’s annual management incentive plan.  The performance bonus will be paid in the Company’s common stock.

In addition to the performance bonus, at the sole discretion of the Committee, Mr. Meyer is eligible for a discretionary bonus of up to $200,000 for fiscal year 2010 in the event that “Total Return” (as defined in his agreement) in the Company’s common stock price performance for the fiscal year is greater than 50%.  Any discretionary bonus will be paid in the Company’s common stock.

Mr. Meyer was also awarded 17,162 shares of restricted stock on April 19, 2010.  The restricted shares vest in four equal annual installments of 25% beginning on the last day of fiscal year 2010, provided that Mr. Meyer continues to provide services to the Company through each relevant vesting date.

Tax and Accounting Implications

Named Executives Officers do not have any tax gross-up benefits in their employment agreements.

Although the $1 million limitation on deductibility imposed by Section 162(m) has had limited application to compensation paid to the Company’s executives, the Compensation Committee intends to preserve full deductibility of executive compensation.  However, the Committee may approve compensation for an executive officer that does not meet the deductibility requirements of Section 162(m) in the future in order to maintain competitive compensation packages and attract talented leaders.  Since each executive had compensation lower than the $1 million limitation in the last year, Section 162(m) was not applicable.

The CPI Corp. Omnibus Incentive Plan, approved by stockholders in 2008, was drafted to meet the requirements of Section 162(m).  The CPI Corp. Performance Plan is subject to the deductibility limitation of Section 162(m).

The Company’s policy is to meet all the requirements of Internal Revenue Code Section 409A.

Stock Ownership Guidelines

The Company does not have stock ownership guidelines pertaining to the Board or executives or stock retention guidelines applicable to equity awards to directors or executives.  Executive ownership of stock is encouraged and established through awards upon hire and through the CPI Corp. Performance Plan and the Omnibus Incentive Plan.

Although the Company does not have stock ownership guidelines pertaining to its non-employee directors, it does have the CPI Corp. Non-Employee Directors Restricted Stock Policy (the “Policy”) pursuant to the CPI Corp. Omnibus Incentive Plan, approved by the Company’s shareholders on July 17, 2008, and effective as of August 14, 2008, which encourages directors to obtain or increase their stock ownership interest in the Company, thereby attracting, retaining and rewarding such directors and strengthening the mutuality of interest between the directors and the Company’s stockholders.  The purpose of the Policy is to advance the interests of the Company and its stockholders by enabling non-employee directors to elect to receive restricted shares in lieu of a portion of the annual retainer that they received as directors of the Company.  All of the non-employee Directors have elected to receive shares pursuant to the Policy in lieu of cash for annual retainers for Board service.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2009, no executive officer of the Company served on the Board of Directors or Compensation Committee of any other corporation with respect to which any member of the Compensation Committee was engaged as an executive officer.  No member of the Compensation Committee was an officer or employee of the Company during fiscal year 2009, and no member of the Compensation Committee was formerly an officer of the Company.

Compensation Committee Report

We, the Compensation Committee of the Board of Directors of CPI Corp., have reviewed and discussed the Compensation Discussion and Analysis set forth above with the management of the Company, and, based on such review and discussion, have recommended to the Board of Directors inclusion of the Compensation Discussion and Analysis in this Form 10-K/A, to the Company’s Annual Report on Form 10-K for the fiscal year ended February 6, 2010.

THE CPI CORP. COMPENSATION COMMITTEE

Turner White, Chairman                   James Abel                      Michael Glazer

Summary Compensation Table

The following table sets forth the information required by SEC Regulation S-K Item 402 as to the compensation for fiscal years 2009, 2008 and 2007 for services rendered in all capacities, by the named executive officers.

						Non-Equity	Change	All Other
Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)		Option Awards ($) (2)	Incentive Plan Compensation ($) (3)	in Pension Value ($) (4)	Compensation ($) (5)		Total ($)
Renato Cataldo
President and Chief Executive Officer	2009	$ 475,000	$ 29,611	(7)	$ -	$ 21,250	$ -	$ 12,626		$ 538,487
	2008	$ 484,135	$ 27,113	(8)	$ 179,501	$ 35,000	$ -	$ 7,266		$ 733,015
	2007	$ 385,000	$ 149,688	(9)	$ -	$ 150,000	$ -	$ 7,630		$ 692,318
Dale Heins
Executive Vice President, Finance,	2009	$ 280,000	$ 24,387	(7)	$ -	$ 17,500	$ 17,813	$ 10,337		$ 350,037
Chief Financial Officer and Treasurer (6)	2008	$ 228,806	$ 13,556	(8)	$ 89,751	$ 17,500	$ -	$ 6,511		$ 356,124
	2007	$ 163,654	$ 90,242	(9)	$ -	$ 40,000	$ -	$ 5,776		$ 299,672
Thomas Gallahue
Executive Vice President, Operations	2009	$ 300,000	$ 24,387	(7)	$ -	$ 17,500	$ 6,363	$ 12,867		$ 361,117
	2008	$ 305,770	$ 23,242	(8)	$ 64,505	$ 30,000	$ -	$ 9,224		$ 432,741
	2007	$ 220,721	$ 29,916	(9)	$ -	$ 30,000	$ 638	$ 4,809		$ 286,084
Jim Mills
Executive Vice President,	2009	$ 275,000	$ 10,448	(7)	$ -	$ 7,500	$ -	$ 55,028	(10)	$ 347,976
Field Operations	2008	$ 105,769	$ -		$ 74,271	$ -	$ -	$ 474		$ 180,514
	2007	$ -	$ -		$ -	$ -	$ -	$ -		$ -
Keith Laakko
Chief Marketing Officer	2009	$ 230,000	$ 20,905	(7)	$ -	$ 15,000	$ -	$ 11,685		$ 277,590
	2008	$ 203,846	$ 15,484	(8)	$ 71,801	$ 20,000	$ -	$ 7,240		$ 318,371
	2007	$ 175,000	$ 24,948	(9)	$ -	$ 25,000	$ -	$ 7,860		$ 232,808

(1)
Stock awards issued under the CPI Corp. Omnibus Incentive Plan since May 29, 2008.  Prior to this date, stock awards were issued under Predecessor Plans.  See Note 13 in the Company’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended February 6, 2010, for discussion of valuation methods related to stock awards.  Dividends are earned on restricted stock not yet vested.  Such dividends are included in All Other Compensation as they are earned.  The 2007 Stock Awards column also includes $50,336 awarded to Mr. Heins as a special bonus for his role in the completion of the acquisition of substantially all of the assets of Portrait Corporation of America (“PCA”) and certain of its affiliates and assumption of certain liabilities of PCA (the “PCA Acquisition”).  The amounts in the table reflect the aggregate grant-date fair value of the stock awards issued in the respective fiscal year noted.

(2)
Under the CPI Corp. Omnibus Incentive Plan, the Company issued options to the NEO’s in fiscal year 2008 as follows:  Mr. Cataldo, 50,000; Mr. Heins, 25,000; Mr. Gallahue, 17,500; Jim Mills, 25,000; and Mr. Laakko, 20,000.  These options vest in three equal increments on their anniversary dates, with the exception of Mr. Gallahue’s options, which vest 7,500 on the first anniversary date and 5,000 both on the second and third anniversary dates.  The first increment vested on the first anniversary date and is exercisable when the Company’s common stock trades in excess of $25.00 for a minimum of 20 consecutive trading days, the second increment vests on the second anniversary date and is exercisable when the common stock trades in excess of $45.00 for a minimum of 20 consecutive trading days and the third increment vests on the third anniversary date and is exercisable when the common stock trades in excess of $65.00 for a minimum of 20 consecutive trading days.  For all share options described above, if the target common stock price is met for a minimum of 20 consecutive trading days prior to the vesting schedules noted above, the exercise dates would be the vesting schedule dates.  See the “Outstanding Equity Awards at 2009 Fiscal Year End” table for exercise prices and expiration dates.  Additional disclosure of these options, including valuation method, is included in Note 13 in the Company’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended February 6, 2010.  The amounts in the table reflect the aggregate grant-date fair value of the stock options issued in fiscal year 2008.

(3)
Value of cash portion of performance bonus awarded under the CPI Corp. Performance Plan in fiscal year 2009 and under Predecessor Plans in fiscal years 2008 and 2007.  Amounts are granted and paid in the fiscal year subsequent to the fiscal year for which the performance relates.  The balance of the bonus was awarded in restricted stock and is reflected in the Stock Awards column.

(4)
Amounts relate to actuarial changes in pension values related to the pension plan.  The table does not include negative values of $11,551 and $520 in fiscal years 2008 and 2007, respectively, for Mr. Heins and $2,692 in 2008 for Mr. Gallahue.

(5)	Detail of All Other Compensation follows.

Name	Year	Dividends Paid on Stock not yet vested ($)	Company 401 (k) Contribution ($)	Life Insurance Premiums ($)	Other ($)		Total ($)
Renato Cataldo	2009	$ 1,428	$ 8,250	$ 748	$ 2,200		$ 12,626
	2008	$ 824	$ 5,750	$ 692	$ -		$ 7,266
	2007	$ 1,331	$ 5,625	$ 674	$ -		$ 7,630

Dale Heins	2009	$ 1,176	$ 7,212	$ 494	$ 1,455		$ 10,337
	2008	$ 412	$ 4,725	$ 414	$ 960		$ 6,511
	2007	$ 531	$ 4,005	$ 280	$ 960		$ 5,776

Thomas Gallahue	2009	$ 1,176	$ 8,250	$ 1,641	$ 1,800		$ 12,867
	2008	$ 706	$ 5,750	$ 1,268	$ 1,500		$ 9,224
	2007	$ 266	$ 3,549	$ 994	$ -		$ 4,809

Jim Mills	2009	$ 504	$ 8,250	$ 537	$ 45,737	(10)	$ 55,028
	2008	$ -	$ -	$ 104	$ 370		$ 474
	2007	$ -	$ -	$ -	$ -		$ -

Keith Laakko	2009	$ 1,684	$ 8,250	$ 376	$ 1,375		$ 11,685
	2008	$ 1,147	$ 5,750	$ 343	$ -		$ 7,240
	2007	$ 1,911	$ 5,625	$ 324	$ -		$ 7,860

(6)	Mr. Heins was appointed Chief Financial Officer on April 19, 2008.

(7)
The number of restricted shares granted to NEO's in fiscal year 2009 (for fiscal year 2008 performance) was determined by dividing 50% of the value of their total bonuses by the closing price of the Company’s common stock at the end of fiscal year 2008 ($7.14).  The same formula was used for all other recipients of restricted shares pursuant to the Omnibus Incentive Plan.  The Compensation Committee selected the closing price of the Company’s common stock on the last trading day of the fiscal year because the awards were for fiscal year 2008 performance.  The awards were not made until completion of the year-end audit of the Company’s financial statements and allocation of the incentive pool determined upon completion of the audit, which occurred on April 27, 2009.  The amounts in the table reflect the aggregate grant-date fair value of the shares awarded on April 27, 2009.

(8)
The number of restricted shares granted to NEO's in fiscal year 2008 (for fiscal year 2007 performance) was determined by dividing 50% of the value of their total bonuses by the closing price of the Company’s common stock at the end of fiscal year 2007 ($20.40).  The same formula was used for all other recipients of restricted shares pursuant to the Performance Plan.  The Compensation Committee selected the closing price of the Company’s common stock on the last trading day of the fiscal year because the awards were for fiscal year 2007 performance.  The awards were made on March 5, 2008.  The amounts in the table reflect the aggregate grant-date fair value of the shares awarded on March 5, 2008.

(9)
The number of restricted shares granted to NEO's in fiscal year 2007 (for fiscal year 2006 performance) was determined by dividing 50% of the value of their total bonuses by the closing price of the Company’s common stock at the end of fiscal year 2006 ($54.12).  The same formula was used for all other recipients of restricted shares pursuant to the Performance Plan.  The Compensation Committee selected the closing price of the Company’s common stock on the last trading day of the fiscal year because the awards were for fiscal year 2006 performance.  The awards were not made until completion of the year-end audit of the Company’s financial statements and allocation of the incentive pool determined upon completion of the audit which occurred on April 10, 2007.  The amounts in the table reflect the aggregate grant-date fair value of the shares awarded on April 10, 2007.

(10)
Mr. Mills joined the Company as Executive Vice President, Field Operations, in September 2008.  Upon his joining the Company, Mr. Mills entered into an employment agreement.  Pursuant to this agreement, Mr. Mills was entitled to receive reimbursement for certain moving and temporary housing expenses.  Such expenses in the amount of  $43,517 were reimbursed to Mr. Mills in fiscal year 2009.

Grants of Plan-Based Awards in Fiscal Year 2009

				Payouts Under Non-Equity Incentive Plan Awards			Payouts Under Equity Incentive Plan Awards			Grant Date Fair Value of Stock
Name	Plan Name		Grant Date (1)	Threshold ($)	Target ($)(2)	Max ($)	Threshold (#)	Target (#)(3)	Max (#)	Awards ($)(3)
Renato Cataldo	Omnibus Incentive Plan	(4)	4/27/09	$ -	$ 21,250	$ -	-	2,976	-	$ 29,611

Dale Heins	Omnibus Incentive Plan	(4)	4/27/09	$ -	$ 17,500	$ -	-	2,451	-	$ 24,387

Thomas Gallahue	Omnibus Incentive Plan	(4)	4/27/09	$ -	$ 17,500	$ -	-	2,451	-	$ 24,387

Jim Mills	Omnibus Incentive Plan	(4)	4/27/09	$ -	$ 7,500	$ -	-	1,050	-	$ 10,448

Keith Laakko	Omnibus Incentive Plan	(4)	4/27/09	$ -	$ 15,000	$ -	-	2,101	-	$ 20,905

(1)	Awards were granted on April 27, 2009, and relate to fiscal year 2008 service.

(2)	Amounts are cash bonuses for 2008 performance awards under the CPI Corp. Performance Plan which were granted and paid in fiscal year 2009.

(3)
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

(4)
Includes incentive plan grants in fiscal year 2009 related to fiscal year 2008 service and reflects cash and stock awards granted under the CPI Corp. Performance Plan, pursuant to the CPI Corp. Omnibus Incentive Plan.  All cash awards and restricted stock granted in fiscal year 2009 were paid or vested as of the fiscal year 2009 year-end.  Amounts related to 2009 service were granted subsequent to the fiscal year-end and therefore are not included in this table.

Outstanding Equity Awards at 2009 Fiscal Year-End

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Yet Vested (#)	Market Value of Shares or Units of Stock That Have Not Yet Vested ($)
Renato Cataldo	-		16,667	33,333	$ 13.58	08/14/18	-	$ -
Dale Heins	-		8,334	16,666	$ 13.58	08/14/18	-	$ -
Thomas Gallahue	-		7,500	10,000	$ 13.58	08/14/18	-	$ -
	10,046	(2)	-	-	$ 12.96	10/21/10	-	$ -
	5,000	(2)	-	-	$ 17.00	04/15/10	-	$ -
Jim Mills	-		8,334	16,666	$ 12.21	09/22/18	-	$ -
Keith Laakko	-		6,667	13,333	$ 13.58	08/14/18	528	$ 6,922

(1)
With the exception of Mr. Gallahue, the stock options vest equally in three increments on the first three anniversary dates after the August 14, 2008, grant date for Dr. Cataldo, Mr. Heins and Mr. Laakko and the September 22, 2008, grant date for Mr. Mills.  Mr. Gallahue’s options vest at 7,500 on the first anniversary date and 5,000 on each of the second and third anniversary dates.  See footnote 2 to the “Summary Compensation Table” for further description of the vesting of stock options awarded pursuant to the Omnibus Incentive Plan.

(2)
Mr. Gallahue’s options were scheduled to expire on February 15, 2007, pursuant to his retention agreement.  In fiscal year 2007, Mr. Gallahue agreed to continue his employment with the Company beyond his planned retirement.  Accordingly, his options are subject to Predecessor Plans which allow exercise up to the original expiration dates in fiscal year 2010, or three months after termination of employment, whichever occurs earlier.

Stock Vested in Fiscal Year 2009

Name	Option Awards		Stock Awards
	Number of Shares Acquired Upon Exercise (#) (1)	Value Realized Upon Exercise ($) (1)	Number of Shares Acquired Upon Vesting (#) (2)	Value Realized on Vesting ($)
Renato Cataldo	-	$ -	2,976	$ 39,015
Dale Heins	-	$ -	2,451	$ 32,133
Thomas Gallahue	-	$ -	2,451	$ 32,133
Jim Mills	-	$ -	1,050	$ 13,766
Keith Laakko	-	$ -	2,629	$ 34,466

(1)
No options were exercised in fiscal 2009.  The table above does not include stock options vested in fiscal year 2009 of 16,667, 8,334, 7,500, 8,334 and 6,667 for Dr. Cataldo and Messrs. Heins, Gallahue, Mills and Laakko, respectively, as these options were not exercisable as of the fiscal year 2009 year-end.  See footnote 2 to the “Summary Compensation Table” above for details on exercise requirements.

(2)
Shares represent restricted stock awarded in fiscal year 2009 (for fiscal year 2008 performance) that vested on the last day of fiscal year 2009, and, for Mr. Laakko, one fifth of shares awarded upon his joining the Company that also vested on the last day of fiscal year 2009.

Pension Benefits

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefits ($)	Payments During Last Fiscal Year ($)
Renato Cataldo (1)	Retirement Plan	-	$ -	$ -
Dale Heins (2)	Retirement Plan	17	$ 56,892	$ -
Thomas Gallahue (2)	Retirement Plan	2	$ 31,162	$ -
Jim Mills (1)	Retirement Plan	-	$ -	$ -
Keith Laakko (1)	Retirement Plan	-	$ -	$ -

(1)
Years of actual service differ from the years of credited service because the plan was frozen in 2004 and Dr. Cataldo, Mr. Mills and Mr. Laakko were not yet employed.  See description of the retirement plan below.

(2)	Years of actual service differ from the years of credited service because the plan was frozen in 2004.

Retirement Plan

Effective April 1, 2004, the Company amended the Retirement Plan to implement a freeze of future benefit accruals, except for employees with at least ten years of service who attained age 50 as of April 1, 2004, who were “grandfathered” and whose benefits continued to accrue until February 20, 2009, when those benefits were frozen.  Years of service after the date of the benefit freeze are recognized for determination of whether an employee attains five years of service for vesting purposes.  Dr. Cataldo, Mr. Mills and Mr. Laakko joined the Company after the Retirement Plan benefits were frozen and, therefore, will receive no benefits under the Retirement Plan.  Subject to satisfaction of vesting requirements, the remaining NEO’s are entitled to receive the benefits under the Retirement Plan as described in the Pension Benefits Table.

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

The Retirement Plan provides for a reduced benefit for early retirement for employees age 55 or over with at least 15 years of service.  The monthly early retirement benefit is equal to the accrued (earned) benefit at the time of retirement, reduced by 1/180 for each of the first 60 months and 1/360 for each of the next 60 months that the early retirement date precedes the normal retirement date.  None of the named executive officers were eligible for early retirement as of the 2009 fiscal year-end.

Potential Payments Upon Termination

All calculations in this table are at the present value as of February 6, 2010, and are calculated at amounts as if the terminating event occurred on that date.

	Renato Cataldo	Dale Heins	Thomas Gallahue	Jim Mills	Keith Laakko

Termination with cause (1)
Pension (2)	$-	$56,892	$31,162	$-	$-

Termination without cause (1)
Salary	$475,000	$280,000	$300,000	$275,000	$230,000
Pension (2)	-	56,892	31,162	-	-
Total	$475,000	$336,892	$331,162	$275,000	$230,000

Retirement or resignation
Pension (2)	$-	$56,892	$31,162	$-	$-

Death
Pension (2)	$-	$56,892	$31,162	$-	$-
Life insurance	650,000	560,000	600,000	550,000	460,000
Total	$650,000	$616,892	$631,162	$550,000	$460,000

Disability
Disability benefits (3)	$1,394,194	$1,433,151	$647,551	$1,502,421	$1,501,455
Pension (2)	-	56,892	31,162	-	-
Total	$1,394,194	$1,490,043	$678,713	$1,502,421	$1,501,455

(1)
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

(3)	Disability benefits for all NEO’s are under the same plan as all salaried employees.

Employment Contracts and Termination of Employment

The Company has employed the NEO’s under employment contracts that establish base compensation, bonus and other benefits available to employees.  The terms of all NEO employment agreements are indefinite. The employment contracts provide that termination of employment of any of the NEO’s, other than for Cause, requires the Company to make a lump sum payment equal to 100% of their base salaries at time of severance.

Upon his joining the Company in September 2008, Jim Mills entered into an employment agreement.

The NEO’s are entitled to participate in other active benefits and plans available to other employees, including participation in the Company’s 401(k) plan, health care and disability coverage, life insurance and paid vacation. The NEO’s are subject to customary confidentiality, non-compete and insider obligations, which include an agreement not to be employed by or act as a consultant for any direct competitor of the Company.

Obligations applicable to the receipt of termination benefits

All NEO’s are subject to non-competition covenants for one year after termination of employment.  In their employment agreements, all NEO’s acknowledge that any ideas, concepts, graphics, creative or other products of their work will be owned by the Company.

Compensation Risk Assessment

Based on a consideration of the Company’s compensation programs, we believe that risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on the Company. In addition, the Compensation Committee believes that the mix and design of the elements of executive compensation do not encourage management to assume excessive risks.

Director Compensation in Fiscal Year 2009

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
David Meyer (3)	$51,000	$278,632	$2,934	$332,566
James Abel	$48,000	$49,265	$4,706	$101,971
Peter Feld (4)	$52,500	$-	$1,681	$54,181
Paul Finkelstein (5)	$16,500	$21,080	$-	$37,580
Michael Glazer	$37,500	$51,289	$3,361	$92,150
Michael Koeneke	$40,500	$31,775	$2,521	$74,796
Turner White	$48,000	$42,230	$4,034	$94,264

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

Pursuant to the Policy, each of the directors, with the exception of David Meyer, elected to receive restricted shares in lieu of 100% of their $30,000 annual cash retainer for service on the Board in fiscal year 2009.  Mr. Finkelstein elected to receive restricted shares in lieu of cash compensation for the prorated portion of the fiscal year he served as a director.  Mr. Feld subsesquently forfeited his shares in July 2009 upon termination of his service on the Board.  Mr. Abel also elected to receive restricted shares in lieu of his annual cash retainers for serving as Chairman of the Audit Committee ($6,000) and as Chairman of the Nominating and Governance Committee ($6,000).  Mr. White elected to receive Restricted Shares in lieu of his annual cash retainer for serving as Chairman of the Compensation Committee ($6,000).  In lieu of cash compensation for their retainers, Messrs. Koeneke and Glazer both received 5,252 restricted shares and Messrs. Abel and White received 7,353 and 6,303 restricted shares, respectively.  In lieu of cash compensation for his prorated portion of fiscal year service, Mr. Finkelstein received 1,711 shares of common stock without restriction.  Additionally, in lieu of cash compensation for his prorated portion of fiscal year 2008 service, Mr. Glazer received 2,403 shares of common stock, without restriction, in fiscal year 2009.

(2)	All Other Compensation represents dividends earned on restricted stock awards prior to vesting.

(3)
Effective September 25, 2009, Mr. Meyer entered into an amendment (the “Amendment”) to his Chairman’s Agreement, dated September 22, 2008, with the Company.  The Chairman’s Agreement and the Amendment provide compensation to Mr. Meyer for his services related to his role as Chairman of the Board of Directors.

Under the Chairman’s Agreement, Mr. Meyer receives an annual retainer of $200,000, payable in shares of common stock of the Company.   In fiscal year 2009, such retainer payments were paid in four equal installments of $50,000 of restricted shares, with the number of restricted shares determined based of the first trading day of the applicable payment period.  Such shares vested on the last day of the quarter in which the relevant award was made.

In addition, Mr. Meyer receives an annual performance bonus for each fiscal year during the term of the agreement in an amount up to 0.67% of the Company’s Adjusted EBITDA as reported in the applicable earnings release of the Company for such fiscal year (the “full award”).  The award is segregated into increments associated with a specific goal.  Upon achievement of a specific goal, Mr. Meyer will receive that increment.  In fiscal year 2009, payment of this bonus was made on April 27, 2009, in the form of shares of the Company’s common stock and vested immediately on the date of the award.

The Compensation Committee periodically reviews, adjusts and makes recommendations to the Board on the specific goals and guidelines for Mr. Meyer’s position as Chairman.

Effective April 19, 2010, Mr. Meyer was appointed Executive Chairman of the Board of Directors and entered into a new agreement with the Company; see discussion under the “Compensation Discussion and Analysis” section above.

(4)
Mr. Feld was not reelected at the Annual Meeting of Stockholders in July 2009.  Upon termination of his service on the Board in July 2009, and pursuant to the Policy, Mr. Feld forfeited his shares he elected to receive in lieu of his cash retainer for service on the Board and received a $30,000 cash payment for his services.  Such payment is included in the “Fees Earned or Paid in Cash” column in the “Director Compensation in Fiscal Year 2009” table above.

(5)
Mr. Finkelstein was elected to the Board of Directors in July 2009.  He subsequently resigned in January 2010.  During his period with the Company, Mr. Finkelstein served on the Company’s Audit and Compensation Committees.

Each of the Company's directors received a $30,000 retainer for service on the Board in fiscal year 2009. In addition, for fiscal year 2009, Mr. Abel received a payment of $6,000 for his service as Chairman of the Audit Committee and $6,000 for his service as Chairman of the Nominating and Governance Committee, and Mr. White received an additional payment of $6,000 for service as Chairman of the Compensation Committee.  As described in footnote 1 to the "Director Compensation in Fiscal Year 2009” table above, each of the directors, with the exception of David Meyer, elected to receive restricted shares in lieu of 100% of their director retainers for fiscal year 2009, pursuant to the Company's Non-Employee Directors Restricted Stock Policy.  The Company also reimburses directors for expenses incurred in connection with attending Board and committee meetings and pays each director $1,500 for each Board and Committee meeting attended.  As of the end of fiscal year 2009, no directors held shares of unvested restricted stock and the only director with stock options was David Meyer, whose 60,000 options were awarded in fiscal year 2008.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

To the Company’s knowledge, based upon information contained in Schedules 13D and 13G filed with the Securities and Exchange Commission, the following table sets forth beneficial owners of five percent (5%) or more of the common stock of the Company as of May 10, 2010.

Name	Number of Shares		Percent
Van Den Berg Management	1,086,461	(1)	14.9%
Lafitte Capital Management LP	508,265	(2)	6.9%
First Dallas Holdings, Inc.	499,850	(3)	6.8%

(1)
As reported in its Amendment 11 to Schedule 13G/A, dated as of December 31, 2008, Van Den Berg Management has beneficial ownership of 1,086,461 shares, shared voting power for 1,084,451 shares and shared dispositive power for 1,084,451 shares.  The address of this stockholder is 805 Las Cimas Parkway, Suite 43C, Austin, Texas 78746.

(2)
As reported on Schedule 13G, dated February 15, 2008, as of January 31, 2008, Lafitte Capital Management LP has shared voting power for 508,265 shares and shared dispositive power for 508,265 shares.  The address of this stockholder is 701 Brazos, Suite 375, Austin, Texas 78701.

(3)
As reported on Schedule 13G, dated February 15, 2010, as of December 31, 2009, First Dallas Holdings, Inc. has beneficial ownership of 499,850 shares, shared voting power for 470,000 shares and shared dispositive power for 499,850 shares.  The address of this stockholder is 2905 Maple Avenue, Dallas, Texas  75201.

Security Ownership of Management

Information is set forth below regarding beneficial ownership of common stock of the Company, as of May 10, 2010, by (i) each person who is a director; (ii) each person listed in the “Summary Compensation Table” set forth above and (iii) all directors and executive officers.  Except as otherwise noted, each person has sole voting and investment power as to his or her shares.

Name	Amount of Record	Restricted Shares (1)	Vested Options (2)	Total	Percent of Shares Outstanding
James Abel	20,294	9,344	-	29,638	*
Michael Glazer	12,155	8,199	-	20,354	*
Michael Koeneke	29,241	8,199	-	37,440	*
Turner White	13,660	8,771	-	22,431	*
David Meyer	223,098	20,022	-	243,120	3.3%
Renato Cataldo	21,694	23,009	-	44,703	*
Dale Heins	3,789	17,721	-	21,510	*
Thomas Gallahue	5,053	17,721	10,046	32,820	*
Jim Mills	5,134	15,263	-	20,397	*
Keith Laakko	4,409	15,791	-	20,200	*

Directors and Executive Officers
as a group (12 persons)	347,700	160,524	10,046	518,270	7.1%

                                  *Less than one percent.

(1)
For directors, this includes restricted shares awarded in lieu of cash compensation for the 2010 Board retainer and committee chair retainers made on February 12, 2010, and April 15, 2010.  For executive officers, these restricted shares were awarded in fiscal year 2010 as part of fiscal year 2009 and long-term incentive compensation.  Additionally, the amount for Mr. Laakko includes certain restricted shares awarded to him as part of his employment agreement.

(2)
Includes shares, which such persons have the right to acquire upon the exercise of employee stock options within 60 days after May 10, 2010.  The table does not include stock options vested in fiscal year 2009 of 30,000, 16,667, 8,334, 7,500, 8,334 and 6,667 for Mr. Meyer, Dr. Cataldo and Messrs. Heins, Gallahue, Mills and Laakko, respectively, or stock options vested in fiscal year 2008 of 30,000 for Mr. Meyer, as these options were not exercisable as of the fiscal year 2009 year-end, and it is uncertain if they will be exercisable within 60 days after May 10, 2010; see footnote 2 to the “Summary Compensation Table” above for details on exercise requirements.

Information pertaining to the number of shares of common stock that were issuable under the Company’s equity compensation plans is included in Part III, Item 12. of the Original Filing.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The Company does not have a specific related person transactions policy; however, it does refer such transactions to the Company’s Board of Directors or applicable Committee for consideration and approval.  The Company’s Code of Ethics, which sets forth standards applicable to all directors, officers and senior management of the Company, prohibits the giving or accepting of personal benefits that could result in a conflict of interest.  Any waiver of this Code for a director or an officer may only be granted by the Board of Directors.  The Company may in the future adopt a separate related person transactions policy.

Director Independence

In accordance with New York Stock Exchange rules, the Board affirmatively determines the independence of each Director and nominee for election as a Director in accordance with all elements of independence set forth in the New York Stock Exchange listing standards. The Board of Directors has determined that throughout fiscal year 2009 each of James Abel, Peter Feld, Paul Finkelstein, Michael Glazer, Michael Koeneke, David Meyer and Turner White were “independent” under the NYSE corporate governance rules, a “non-employee director” within the meaning of Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended, and an “outside director” for purposes of Section 162(m) of the Internal Revenue Code.

On April 19, 2010, David Meyer was appointed Executive Chairman of the Board of Directors.  As such, as of this date, he is not considered “independent” under the NYSE corporate governance rules.

Item 14.     Principal Accounting Fees and Services

Fees Paid to Independent Registered Public Accounting Firm

Set forth below is a summary of fees for professional services by our independent registered public accounting firm, KPMG LLP (“KPMG”), for fiscal years 2009 and 2008.

	Fiscal 2009	Fiscal 2008

Audit Fees	$746,019	$929,293
Audit-Related Fees	4,658	38,700
Tax Fees	-	-
All Other Fees	-	-

Total	$750,677	$967,993

Audit Fees

In fiscal years 2009 and 2008, the Company was billed approximately $746,019 and $929,293, respectively, for KPMG's audits of the Company’s annual financial statements and review of financial statements included in the Company’s interim reports on Form 10-Q.  The Company paid additional bills in fiscal year 2010 in connection with the 2009 annual audit in connection with financial reporting.

Audit-Related Fees

In fiscal year 2009, the Company was billed $4,658 for audit-related services provided by KPMG in connection with a response to a comment letter from the Securities and Exchange Commission (“SEC”).  In fiscal year 2008, the Company was billed $38,700 for audit-related services provided by KPMG that included work related to the PCA Acquisition and assistance with a response to a comment letter from the SEC.

Tax Fees

No tax services were provided by KPMG during fiscal years 2009 or 2008.

All Other Fees

The Company did not receive any services from KPMG other than those described above in either of the last two fiscal years.

Procedure for Approval of Non-Audit Services

The Audit Committee has authorized the Chairman of the Audit Committee to pre-approve KPMG’s performance of non-audit services, provided that the Chairman reports any such pre-approval to the full Audit Committee at the next scheduled meeting.  Upon receipt of any request for pre-approval of non-audit services from management, the Chairman may accept or reject the request or submit the request to the entire Audit Committee for consideration.  The Audit Committee approved all of the fees paid to KPMG for fiscal year 2009.

PART IV

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

EHXIBIT INDEX (…continued)

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

EHXIBIT INDEX (…continued)

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
arranger for the lenders, dated June 8, 2007, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2009 on
Form 10-K, Exhibit 10.28, filed April 22, 2010.

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
and David Meyer, dated February 12, 2010, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2009 on
Form 10-K, Exhibit 10.40, filed April 22, 2010.

EHXIBIT INDEX (…continued)

EXHIBIT
NUMBER	DESCRIPTION

(10.41)*	Executive Chairman's Agreement by and between CPI Corp. and David Meyer, dated April 19, 2010, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2009 on Form 10-K, Exhibit 10.41, filed April 22, 2010.
(Confidential treatment requested for portions of this document.)

(10.42)	Amendment dated as of February 22, 2010, by and between CPI Corp. and Toys "R" Us - Delaware, Inc. ("Licensor") to the
Amended and Restated License Agreement made and entered into as of December 23, 2005, by and between Licensor and
Kiddie Kandids, LLC. Amended and Restated License Agreement made and entered into as of December 23, 2005, by and between Licensor and Kiddie Kandids, LLC. These documents are incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2009 on Form 10-K, Exhibit 10.42, filed April 22, 2010. (Confidential treatment requested for portions of these documents.)

(10.43)*	Employment Agreement by and between CPI Corp. and Keith Laakko, dated December 28, 2005, incorporated by reference to
CPI Corp.'s Annual Report for fiscal year 2009 on Form 10-K, Exhibit 10.43, filed April 22, 2010.

(10.44)*	Confidentiality, Noncompetition and Nonsolicitation Agreement by and between CPI Corp. and Keith Laakko, dated
December 28, 2005, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2009 on Form 10-K, Exhibit 10.44, filed April 22, 2010.

(10.45)*	First Amendment to Employment Agreement by and between CPI Corp. and Keith Laakko, dated December 30, 2005, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2009 on Form 10-K, Exhibit 10.45, filed April 22, 2010.

(10.46)*	Amended and Restated CPI Corp. Retirement Plan, effective January 1, 2010, incorporated by reference to CPI Corp.'s Annual
Report for fiscal year 2009 on Form 10-K, Exhibit 10.46, filed April 22, 2010.

(11.1)^	Computation of Income (Loss) Per Share - Diluted

(11.2)^	Computation of Income (Loss) Per Share - Basic

(21.0)^	Subsidiaries of the Registrant

(23.0)^	Independent Registered Public Accounting Firm's Consent

(31.1)	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934 by the President and Chief Executive
Officer.

(31.2)	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934 by the Executive Vice President,
Finance and Chief Financial Officer and Treasurer.

(32.0)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the
President and Chief Executive Officer and the Executive Vice President, Finance and Chief Financial Officer and Treasurer.

*    Management contract or compensatory plan available to employees, officers or directors.

^    Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of June, 2010.

CPI CORP.

BY:          /s/Dale Heins
__________________________________
Dale Heins
Executive Vice President, Finance,
Chief Financial Officer and Treasurer

Date: June 4, 2010