Form 10-Q
period 2010-05-01
CPI CORP
filed 2010-06-09
CIK 25354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2010                                                                                or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§299.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files.  ☐  Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐     Non-accelerated filer ☐    Accelerated filer  ☒     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes    ☒ No

As of June 4, 2010, 7,314,082 shares of the registrant’s common stock were outstanding.

CPI CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
12 WEEKS ENDED MAY 1, 2010

PART I.	FINANCIAL INFORMATION		Page

	Item 1.	Financial Statements:

		Interim Consolidated Balance Sheets
		May 1, 2010 (Unaudited) and February 6, 2010	1

		Interim Consolidated Statements of Operations (Unaudited)
		12 Weeks Ended May 1, 2010 and May 2, 2009	3

		Interim Consolidated Statement of Changes in Stockholders'
		Equity (Unaudited) 12 Weeks Ended May 1, 2010	4

		Interim Consolidated Statements of Cash Flow (Unaudited)
		12 Weeks Ended May 1, 2010 and May 2, 2009	5

		Notes to Interim Consolidated Financial Statements (Unaudited)	7

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results
		of Operations	15

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

	Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

	Item 6.	Exhibits	21

SIGNATURES			22

EXHIBIT INDEX			23

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CPI CORP.
Interim Consolidated Balance Sheets - Assets

in thousands	May 1, 2010
	(Unaudited)	February 6, 2010
ASSETS
Current assets:
Cash and cash equivalents	$13,674	$18,913
Accounts receivable:
Trade	6,859	5,960
Other	247	880
Inventories	7,984	7,465
Prepaid expenses and other current assets	5,490	5,396
Refundable income taxes	596	1,350
Deferred tax assets	5,450	7,253
Assets held for sale	7,172	6,338

Total current assets	47,472	53,555

Property and equipment:
Land	2,185	2,185
Buildings and building improvements	25,289	25,289
Leasehold improvements	4,720	4,491
Photographic, sales and manufacturing equipment	169,850	168,371
Total	202,044	200,336
Less accumulated depreciation and amortization	167,885	166,167
Property and equipment, net	34,159	34,169
Prepaid debt fees	1,919	2,237
Goodwill	21,831	21,720
Intangible assets, net	38,752	38,660
Deferred tax assets	7,344	7,701
Other assets	8,537	8,549

TOTAL ASSETS	$160,014	$166,591

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Balance Sheets – Liabilities and Stockholders’ Equity

in thousands, except share and per share data	May 1, 2010
	(Unaudited)	February 6, 2010
LIABILITIES
Current liabilities:
Current maturities of long-term debt	$12,549	$19,686
Accounts payable	5,462	4,390
Accrued employment costs	8,884	9,878
Customer deposit liability	12,410	11,528
Sales taxes payable	1,742	3,929
Accrued advertising expenses	1,511	1,062
Accrued expenses and other liabilities	10,663	12,170

Total current liabilities	53,221	62,643

Long-term debt, less current maturities	54,306	57,855
Accrued pension plan obligations	17,656	17,724
Other liabilities	17,612	18,181

Total liabilities	142,795	156,403

CONTINGENCIES (see Note 12)

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized; no shares outstanding	-	-
Preferred stock, Series A, no par value, 200,000 shares authorized; no shares outstanding	-	-
Common stock, $0.40 par value, 50,000,000 shares authorized; 9,447,648 and 9,184,081
shares outstanding at May 1, 2010, and February 6, 2010, respectively	3,779	3,674
Additional paid-in capital	29,165	29,017
Retained earnings	46,932	41,516
Accumulated other comprehensive loss	(14,606)	(14,887)
	65,270	59,320

Treasury stock - at cost, 2,133,566 and 2,175,591 at May 1, 2010, and February 6, 2010, respectively	(48,051)	(49,132)

Total stockholders' equity	17,219	10,188

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$160,014	$166,591

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Statements of Operations
(Unaudited)

in thousands, except share and per share data	12 Weeks Ended
	May 1, 2010	May 2, 2009

Net sales	$95,498	$93,467

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	6,522	7,005
Selling, general and administrative expenses	73,821	75,107
Depreciation and amortization	4,465	6,039
Other charges and impairments	296	420
	85,104	88,571

Income from operations	10,394	4,896

Interest expense	1,321	1,491
Interest income	68	122
Other income, net	710	9

Income before income tax provision	9,851	3,536
Income tax provision	3,311	1,207

NET INCOME	$6,540	$2,329

NET INCOME PER COMMON SHARE

Net income per common share - diluted	$0.91	$0.34

Net income per common share - basic	$0.91	$0.34

Weighted average number of common and common equivalent
shares outstanding - diluted	7,176,477	6,948,799

Weighted average number of common and common equivalent
shares outstanding - basic	7,169,316	6,948,799

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

Twelve weeks ended May 1, 2010

in thousands, except share and per share data				Accumulated
		Additional		other	Treasury
	Common	paid-in	Retained	comprehensive	stock,
	stock	capital	earnings	loss	at cost	Total

Balance at February 6, 2010	$3,674	$29,017	$41,516	$(14,887)	$(49,132)	$10,188

Net income	-	-	6,540	-	-	6,540
Total other comprehensive income, net of tax effect	-	-	-	281	-	281
(consisting of foreign exchange impact)
Total comprehensive income						6,821
Surrender of employee shares for taxes	-	-	-	-	(183)	(183)
Issuance of common stock and restricted stock awards, net	105	(255)	-	-	1,264	1,114
of forfeitures (319,557 shares)
Stock-based compensation recognized	-	385	-	-	-	385
Increased tax benefit related to stock-based compensation	-	18	-	-	-	18
Dividends ($0.16 per common share)	-	-	(1,124)	-	-	(1,124)

Balance at May 1, 2010	$3,779	$29,165	$46,932	$(14,606)	$(48,051)	$17,219

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Statements of Cash Flows
(Unaudited)

in thousands	12 Weeks Ended
	May 1, 2010	May 2, 2009
Reconciliation of net income to cash flows provided by (used in) operating activities:

Net income	$6,540	$2,329

Adjustments for items not requiring (providing) cash:
Depreciation and amortization	4,465	6,039
Amortization of prepaid debt fees	318	193
Stock-based compensation expense	765	158
Gain on sale of assets held for sale	(112)	-
Loss (gain) on disposition of property and equipment	63	(157)
Deferred income tax provision	2,334	1,375
Change in interest rate swap	(680)	(306)
Pension, supplemental retirement plan and profit sharing expense	458	186

Increase (decrease) in cash flow from operating assets and liabilities:
Accounts receivable	(219)	(1,223)
Inventories	(463)	222
Prepaid expenses and other current assets	84	(1,794)
Accounts payable	1,057	1,316
Contribution to pension plan	(350)	(516)
Accrued expenses and other liabilities	(3,692)	(4,955)
Income taxes payable	755	(154)
Deferred revenues and related costs	606	3,627
Other	(75)	(352)

Cash flows provided by operating activities	11,854	5,988

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Statements of Cash Flows (continued)
(Unaudited)

in thousands	12 Weeks Ended
	May 1, 2010	May 2, 2009

Cash flows provided by operating activities	11,854	5,988

Cash flows used in financing activities:
Repayment of long-term debt	(10,686)	(288)
Payment of debt issuance costs	-	(943)
Cash dividends	(1,124)	(1,083)
Other	(165)	(32)

Cash flows used in financing activities	(11,975)	(2,346)

Cash flows (used in) provided by investing activities:
Additions to property and equipment	(4,791)	(907)
Proceeds from sale of assets held for sale	326	-
Proceeds from sale of property and equipment	-	335
Other	(228)	50

Cash flows used in investing activities	(4,693)	(522)

Effect of exchange rate changes on cash and cash equivalents	(425)	54

Net (decrease) increase in cash and cash equivalents	(5,239)	3,174

Cash and cash equivalents at beginning of period	18,913	23,665

Cash and cash equivalents at end of period	$13,674	$26,839

Supplemental cash flow information:
Interest paid	$1,747	$1,461

Income taxes paid (received), net	$189	$(57)

Supplemental non-cash financing activities:
Issuance of treasury stock under the Employee Profit Sharing Plan	$733	$594

Issuance of restricted stock and stock options to employees and directors	$3,281	$714

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

The Company operates 2,907 (unaudited) professional portrait studios as of May 1, 2010, throughout the U. S., Canada, Mexico and Puerto Rico, principally under license agreements with Sears and Toys “R” Us and lease and license agreements with Walmart.  The Company also operates websites which support and complement its Sears and Walmart studio operations.  These websites serve as vehicles to archive, share portraits via email (after a portrait session) and order additional portraits and products.

In the first quarter of 2010, the Company entered into a license agreement with Toys “R” Us – Delaware, Inc. (“TRU”) which grants the Company an exclusive license to operate photo studios in certain Babies “R” Us stores under the Kiddie Kandids name.  The term of the agreement expires on January 31, 2016.  See Note 4 for further discussion.  Separately, in the first quarter of 2010, the Company also acquired certain assets of Kiddie Kandids, LLC in an auction approved by the United States Bankruptcy Court for the District of Utah (the “Kiddie Kandids, LLC asset acquisition”).  The Company evaluated the asset purchase under the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations” and determined the purchase was an asset acquisition rather than a business combination.  Accordingly, the purchase of such assets has been classified as an asset acquisition in the accompanying interim consolidated financial statements.

The Interim Consolidated Balance Sheet as of May 1, 2010, the related Interim Consolidated Statements of Operations for the 12 weeks ended May 1, 2010, and May 2, 2009, the Interim Consolidated Statement of Changes in Stockholders’ Equity for the 12 weeks ended May 1, 2010, and the Interim Consolidated Statements of Cash Flows for the 12 weeks ended May 1, 2010, and May 2, 2009, are unaudited.  The interim consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the CPI Corp. 2009 Annual Report on Form 10-K for its fiscal year ended February 6, 2010.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include, but are not limited to, insurance reserves; depreciation; recoverability of long-lived assets and goodwill; defined benefit retirement plan assumptions and income tax.  Actual results could differ from those estimates.

Certain reclassifications have been made to the 2009 financial statements to conform with the current year presentation.

NOTE 2 -	ADOPTION OF NEW ACCOUNTING STANDARDS

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”).  ASU No. 2010-09 amends FASB ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, by requiring U.S. Securities and Exchange Commission (“SEC”) filers to evaluate subsequent events through the date that the financial statements are issued and by removing the requirement for SEC filers to disclose the date through which subsequent events have been evaluated.  ASU No. 2010-09 was effective upon issuance.  In accordance with ASU No. 2010-09, the Company performed an evaluation of subsequent events through the date which the financial statements were issued and determined no subsequent events had occurred which would require adjustment to or additional disclosure in its interim consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”).  ASU No. 2010-06 amends existing disclosure requirements under ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements on a gross basis relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about inputs and valuation techniques and the level of disaggregation.  The new disclosures and clarifications of existing disclosures are effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide level 3 activity of purchases, sales, issuances and settlements on a gross basis, which is effective for interim and annual periods beginning after December 15, 2010.  The Company adopted the applicable requirements of ASU No. 2010-06 on February 7, 2010, with the exception of the requirement to provide level 3 activity of purchases, sales, issuances and settlements on a gross basis, as this is not effective until the Company’s first quarter of fiscal year 2011, and the effect was not material to the Company’s consolidated financial statements.

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

Determining which hierarchical level an asset or liability falls within requires significant judgment.  The Company evaluates its hierarchy disclosures each quarter.  The following table summarizes the financial instruments measured at fair value in the Consolidated
Balance Sheet as of May 1, 2010 (in millions):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swap (1)	$-	$1.3	$-	$1.3

(1)
The total fair value of the interest rate swap is included in Accrued expenses and other liabilities as of May 1, 2010.  This financial instrument was valued using the “income approach” valuation technique.  This method used valuation techniques to convert future amounts to a single present amount.  The measurement was based on the value indicated by current market expectations about those future amounts.  The Company uses its interest rate swap as a means of managing interest rates on its outstanding fixed-rate debt obligations.  Accordingly, the fair market value is estimated to approximate the recorded value of this instrument.  The fair value of the interest rate swap at May 1, 2010, and February 6, 2010, was $1.3 million and $2.0 million, respectively.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

NOTE 4 -	NEW LICENSE AGREEMENT

CPI entered into a license agreement, effective as of April 20, 2010, with Toys “R” Us (“TRU”) which grants CPI an exclusive license to operate photo studios in certain Babies “R” Us stores under the Kiddie Kandids name.  The term of the agreement expires on January 31, 2016.  The agreement allows CPI significant operating flexibility and collaborative marketing opportunities and provides for the opening of additional locations over the next two years.  The agreement contains certain termination rights for both the Company and TRU.  The fees paid to TRU under the agreement are based upon the Gross Sales of the Studios operated under the agreement.

NOTE 5 -	INVENTORIES

Inventories consist of:

in thousands	May 1, 2010	February 6, 2010

Raw materials - film, paper and chemicals	$2,016	$2,181
Portraits in process	1,254	1,138
Finished portraits pending delivery	147	91
Frames and accessories	246	258
Studio supplies	3,045	2,840
Equipment repair parts and supplies	829	650
Other	447	307

Total	$7,984	$7,465

These balances are net of obsolescence reserves totaling $52,000 and $177,000 at May 1, 2010, and February 6, 2010, respectively.

NOTE 6 -	ASSETS HELD FOR SALE

In connection with the Company’s June 8, 2007, acquisition of substantially all of the assets of Portrait Corporation of America (“PCA”) and certain of its affiliates and assumption of certain liabilities of PCA (the “PCA Acquisition”), the Company acquired a manufacturing facility located in Matthews, North Carolina, and excess parcels of land located in Charlotte, North Carolina.  In the third and fourth quarters of 2008, the Company ceased use of the excess parcels of land and the manufacturing facility, respectively, and committed to a plan to sell such assets as they were no longer required by the business.  In the third quarter of 2009, the Company also ceased use of and committed to a plan to sell its film production facility located in Brampton, Ontario, as the facility is no longer required due to the elimination of film production.  In connection with the Kiddie Kandids, LLC asset acquisition in the first quarter of 2010, the Company acquired certain assets, including a building in Sandy, Utah, and various furniture and equipment that it does not intend to use.

The Company determined these assets meet the criteria for “held for sale accounting” under ASC Topic 360, and has presented the respective group of assets separately on the face of the Consolidated Balance Sheet as of May 1, 2010, with the exception of certain equipment acquired in connection with the Kiddie Kandids, LLC asset acquisition that was sold subsequent to the acquisition, but prior to May 1, 2010.  The sale of such equipment resulted in net proceeds to the Company of $326,000 and resulted in a gain of $112,000, which was recorded in Other charges and impairments in the first quarter of 2010.

At the time an asset qualifies for “held for sale accounting”, the asset is evaluated to determine whether or not the carrying value exceeds its fair value less cost to sell.  Any loss as a result of the carrying value being in excess of fair value less cost to sell is recorded in the period the asset meets “held for sale accounting”.  Management judgment is required to assess the criteria required to meet “held for sale accounting” and estimate the expected net amount recoverable upon sale.  As of May 1, 2010, the carrying values of the respective assets held for sale did not exceed their fair value less costs to sell.  The Company expects the sales of these assets will be completed within approximately a one year time period.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

The major classes of assets included in Assets held for sale in the Consolidated Balance Sheet are as follows:
in thousands	May 1, 2010	February 6, 2010

Land	$2,203	$2,203
Buildings and building improvements	4,775	4,135
Photographic, sales and manufacturing equipment	194	-

Assets held for sale	$7,172	$6,338

On June 3, 2010, the Company’s Brampton, Ontario facility was sold for $2.5 million, of which $1.9 million has been received and was immediately used to pay down outstanding long-term debt in connection with certain mandatory prepayment requirements under its Credit Agreement.  The remaining balance will be used to pay down outstanding long-term debt when certain tax clearances have been achieved.

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

in thousands	May 1, 2010	February 6, 2010

PCA acquisition	$21,227	$21,227

Goodwill from prior acquisitions	512	512

Translation impact on foreign balances	92	(19)
	$21,831	$21,720

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

The Company performs its annual impairment test at the end of its second quarter, or more frequently if circumstances indicate the potential for impairment.  As of July 25, 2009, the end of the Company’s 2009 second quarter, the Company completed its annual impairment test and concluded that the estimated fair value of its reporting unit substantially exceeded its carrying value, and therefore, no impairment was indicated.  As of May 1, 2010, the end of the Company’s 2010 first quarter, the Company considered possible impairment triggering events since the July 25, 2009, impairment test date, including its market capitalization relative to the carrying value of its net assets, as well as other relevant factors, and concluded that no goodwill impairment was indicated at that date.  The Company has one goodwill reporting unit, which is currently not at risk of failing the step-one impairment test.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

In connection with the PCA Acquisition, the Company also acquired intangible assets related to the host agreement with Walmart and the customer list.  These assets were recorded in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  The host agreement with Walmart and the customer list are being amortized over their useful lives of 21.5 years using the straight-line method and 6 years using an accelerated method, respectively.  In connection with the Kiddie Kandids asset acquisition in the first quarter of 2010, the Company also acquired the customer list.  This asset was recorded in accordance with ASC Topic 350.  This customer list is being amortized over its useful life of 5.5 years using an accelerated method.  The following table summarizes the Company’s amortized intangible assets as of May 1, 2010.

in thousands	Net Balance			Translation	Net Balance
	at Beginning		Accumulated	Impact of	at End of
	of Period	Acquisition	Amortization	Foreign Balances	Period

Acquired host agreement	$38,238	$-	$(472)	$351	$38,117
Acquired customer lists	422	257	(48)	4	635
	$38,660	$257	$(520)	$355	$38,752

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

As of May 1, 2010, the Company considered possible impairment triggering events, including projected cash flow data, as well as other relevant factors, and concluded that no impairment was indicated at that date.  It is possible that changes in circumstances, assumptions or estimates, including historical and projected cash flow data, utilized by the Company in its evaluation of the recoverability of its intangible assets with definite useful lives, could require the Company to write-down its intangible assets and record a non-cash impairment charge, which could be significant, and would adversely affect the Company’s financial position and results of operations.

NOTE 8 -	OTHER ASSETS AND OTHER LIABILITIES
Included in Accrued expenses and other liabilities as of May 1, 2010, and February 6, 2010, is $3.3 million and $3.4 million, respectively, in accrued host commissions and $3.5 million and $3.6 million, respectively, related to accrued worker’s compensation.

Included in both Other assets and Other liabilities is $7.7 million as of both May 1, 2010, and February 6, 2010, related to worker’s compensation insurance claims that exceed the deductible of the Company and that will be paid by the insurance carrier.  Since the Company is not released as primary obligor of the liability, it is included in both Other assets as a receivable from the insurance company and in Other liabilities as an insurance liability.

NOTE 9 -	STOCK-BASED COMPENSATION PLANS
At May 1, 2010, the Company had outstanding awards under various stock-based employee compensation plans, which are described more fully in Note 13 of the Notes to Consolidated Financial Statements in the Company’s 2009 Annual Report on Form 10-K.

On July 17, 2008, the stockholders approved the CPI Corp. Omnibus Incentive Plan (the "Plan").  The Plan replaced the CPI Corp. Stock Option Plan, as amended and restated on December 16, 1997, and the CPI Corp. Restricted Stock Plan, as amended and restated on April 14, 2005 (collectively the "Predecessor Plans") that were previously approved by the Board of Directors, and no further shares will be issued under the Predecessor Plans.  Total shares of common stock available for delivery pursuant to awards under the Plan as approved on July 17, 2008, were 800,000 shares.  The Company has reserved these shares under its authorized, unissued shares.  At May 1, 2010, 216,348 of these shares remained available for future grants.

The Company accounts for stock-based compensation plans in accordance with ASC Topic 718, “Compensation – Stock Compensation” (“ASC Topic 718”) which requires companies to recognize the cost of awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

The following table summarizes information about stock options outstanding under the Plan at May 1, 2010.  There was no activity or modifications to stock options under the Plan in the first quarter of fiscal year 2010.

	Options Outstanding and Exercisable
		Weighted-Average
Range of	Number of Shares	Remaining Contractual	Weighted-Average	Number of Shares	Weighted-Average
Exercise Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price
$12.21 - 13.58	217,500	6.95	$13.04	-	$-

Total	217,500	6.95	$13.04	-	$-

As of May 1, 2010, the aggregate intrinsic value for the outstanding options (the difference between the Company’s closing stock price on the last trading day of the 2010 first quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on May 1, 2010, is $2.9 million.  This amount changes based on the quoted market price of the Company’s stock.

The Company estimates the fair value of its stock options with market-based performance conditions under the Plan using Monte Carlo simulations.  Weighted-average assumptions used in calculating the fair value of these stock options are included in Note 13 of the Notes to Consolidated Financial Statements in the Company’s 2009 Annual Report on Form 10-K.

The Company recognized stock-based compensation expense of $45,000, resulting in a deferred tax benefit of $17,000, for the 12 weeks ended May 1, 2010, based on the grant-date fair values of stock options granted and the derived service periods.  As of May 1, 2010, total unrecognized compensation cost related to nonvested stock options granted under the Plan was $345,000.  This unrecognized compensation cost will be recognized over a weighted-average period of 2.4 years.

The Company also has stock options issued and outstanding related to its previous amended and restated nonqualified stock option plan, under which certain officers and key employees could receive options to acquire shares of the Company’s common stock.  As of May 1, 2010, under this previous plan, the Company had 10,046 stock options issued and outstanding, with an exercise price of $12.96 and a remaining contractual life of 0.5 years.  During the 12-week period ended May 1, 2010, 5,000 stock options expired under this previous plan.

As of May 1, 2010, the aggregate intrinsic value for the outstanding options (the difference between the Company’s closing stock price on the last trading day of the 2010 first quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holder had the option holder exercised his options on May 1, 2010, is $136,000.  This amount changes based on the quoted market price of the Company’s stock.

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

Issuances of nonvested stock in the first quarter of 2010 are summarized below:

Award Recipient	Compensation	Shares Awarded	Grant Date	Vesting Date

Board of Directors Members	Director Annual Retainers	16,017	2/12/2010	2/5/2011
Chairman of the Board	Retention - Q1	3,823	2/19/2010	5/1/2010
Executive Management	Retention - Long-term Incentive Plan	67,000	3/12/2010	(1)
Certain Management Members	Retention - Long-term Incentive Plan	22,000	3/29/2010	(1)
Executive Management and Certain Employees	2009 Performance	88,806	3/29/2010	2/5/2011
Board of Directors Members	Director Annual Retainers	21,356	4/15/2010	2/5/2011
Executive Chairman of the Board	Retention - Long-term Incentive Plan	17,162	4/19/2010	(2)

(1)	Vest in 25% increments on the last day of the fiscal year over a four-year period commencing on February 5, 2011.
(2)	Vest in 25% increments on the last day of the fiscal year over a four-year period commencing on February 5, 2011, or earlier upon certain acceleration events.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

Changes in nonvested stock are as follows:

	12 Weeks Ended May 1, 2010
		Weighted-Average
	Shares	Grant-Date Value
Nonvested stock, beginning of period	528	$18.95
Granted	236,164	13.89
Vested	(3,823)	14.05
Nonvested stock, end of period	232,869	$13.90

Stock-based compensation expense related
to nonvested stock	$340,000

As of May 1, 2010, total unrecognized compensation cost related to nonvested stock was $2.9 million.  This unrecognized compensation cost will be recognized over a weighted-average remaining period of 1.4 years.

On May 10, 2010, the Company declared a second quarter cash dividend of 25 cents per share which was paid on May 28, 2010, to shareholders of record as of May 21, 2010.

NOTE 10 -	EMPLOYEE BENEFIT PLANS

The Company maintains a qualified, noncontributory pension plan that covers all full-time United States employees meeting certain age and service requirements.  The plan provides pension benefits based on an employee’s length of service and the average compensation earned from the later of the hire date or January 1, 1998, to the retirement date.  On February 3, 2004, the Company amended its pension plan to implement a freeze of future benefit accruals under the plan, except for those employees with ten years of service and who had attained age 50 at April 1, 2004, who were grandfathered and whose benefits continued to accrue.  Effective February 20, 2009, the Company amended its pension plan to implement a freeze of future benefit accruals for the remaining grandfathered participants.  The Company’s funding policy is to contribute annually at least the minimum amount required by government funding standards, but not more than is tax deductible.  Plan assets consist primarily of cash and cash equivalents, fixed income securities, domestic and international equity securities and exchange traded index funds.

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

The following table sets forth the components of net periodic benefit cost for the defined benefit plans:

	12 Weeks Ended		12 Weeks Ended
in thousands	Pension Plan		Supplemental Retirement Plan
	May 1, 2010	May 2, 2009	May 1, 2010	May 2, 2009
Components of net periodic benefit costs:
Service cost	$-	$-	$-	$-
Interest cost	715	713	18	19
Expected return on plan assets	(715)	(725)	-	-
Amortization of prior service cost	-	-	-	-
Amortization of net loss (gain)	282	59	(18)	(35)

Net periodic benefit cost	$282	$47	$-	$(16)

The Company contributed $350,000 to its pension plan in the first quarter of 2010 and estimates it will contribute a further $1.3 million in fiscal year 2010.  Future contributions to the pension plan will be dependent upon legislation, future changes in discount rates and the earnings performance of plan assets.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

NOTE 11 -	INCOME TAXES

In accordance with ASC Topic 740, “Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, the following required information is provided:

●
Unrecognized tax benefits were approximately $2.7 million at both May 1, 2010, and February 6, 2010.  If these unrecognized tax benefits were recognized, approximately $2.7 million would impact the effective tax rate.  It is not expected the amount of these unrecognized tax benefits will change in the next 12 months.

●
The Company recognizes interest expense and penalties related to the above-unrecognized tax benefits within income tax expense.  Due to the nature of the unrecognized tax benefits, the Company had $25,000 and $21,000 accrued interest and penalties as of May 1, 2010, and February 6, 2010, respectively.

●
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, many states, Mexican and Canadian jurisdictions.  The Company is no longer subject to U.S. Federal income tax examination for the years prior to 2003.   The Internal Revenue Service has requested certain specific information related to the 2005 and 2008 tax years. There are currently no ongoing examinations by state taxing authorities.

NOTE 12 -	COMMITMENTS AND CONTINGENCIES

Standby Letters of Credit

As of May 1, 2010, the Company had standby letters of credit outstanding in the principal amount of $16.9 million primarily used in conjunction with the Company’s various large deductible insurance programs.

Settlement Commitment

The Company is obligated to remit Sears additional payments as stipulated in the settlement of the previous license agreement.  Under the terms of this settlement, the Company is obligated to pay Sears $150,000 due on December 31st in each 5 successive years.  These amounts have been accrued in the Interim Consolidated Balance Sheet as of May 1, 2010.

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

EXECUTIVE OVERVIEW

The Company’s Operations

CPI Corp. is a long-standing leader, based on sittings, number of locations and related revenues, in the professional portrait photography of young children, individuals and families.  From a single studio opened by our predecessor company in 1942, we have grown to 2,907 studios throughout the U.S., Canada, Mexico and Puerto Rico, principally under license agreements with Sears and Toys “R” Us and lease and license agreements with Walmart.  The Company has provided professional portrait photography for Sears’ customers since 1959 and has been the only Sears portrait studio operator since 1986.  CPI is the sole operator of portrait studios in Walmart Stores and Supercenters in all 50 states in the U.S., Canada, Mexico and Puerto Rico.

CPI entered into a license agreement, effective as of April 20, 2010, with Toys “R” Us (“TRU”) which grants CPI an exclusive license to operate photo studios in certain Babies “R” Us stores under the Kiddie Kandids name.  The term of the agreement expires on January 31, 2016.  The agreement allows CPI significant operating flexibility and collaborative marketing opportunities and provides for the opening of additional locations over the next two years.  The agreement contains certain termination rights for both the Company and TRU.  The fees paid to TRU under the agreement are based upon the Gross Sales of the Studios operated under the agreement.

Management has determined the Company operates as a single reporting segment offering similar products and services in all locations.

As of the end of the first quarter in fiscal years 2010 and 2009, the Company’s studio counts were:

	May 1, 2010	May 2, 2009
Within Sears stores:
United States and Puerto Rico	865	884
Canada	110	110

Within Walmart stores:
United States and Puerto Rico	1,534	1,617
Canada	260	259
Mexico	103	113

Within Babies "R" Us stores in the United States	2	-

Locations not within above host stores	33	30

Total	2,907	3,013

The store count for Babies "R" Us includes only locations that have been opened prior to May 1, 2010.  The Company plans to open approximately 132 locations within Babies "R" Us stores during the second quarter of 2010.  Additionally, it plans to open approximately 21 Kiddie Kandids locations not located in Babies "R" Us stores during the second quarter of 2010.

Certain under-performing PMPS studios were closed during 2009 in order to improve overall financial results.  Locations not within Sears, Walmart or Babies “R” Us stores include 26 free-standing SPS studio locations and 7 Shooting Star locations (located within Buy Buy Baby stores).

RESULTS OF OPERATIONS

A summary of consolidated results of operations and key statistics follows:

in thousands, except per share data	12 Weeks Ended
	May 1, 2010	May 2, 2009

Net sales	$95,498	$93,467

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	6,522	7,005
Selling, general and administrative expenses	73,821	75,107
Depreciation and amortization	4,465	6,039
Other charges and impairments	296	420
	85,104	88,571

Income from operations	10,394	4,896

Interest expense	1,321	1,491
Interest income	68	122
Other income, net	710	9

Income before income tax provision	9,851	3,536
Income tax provision	3,311	1,207

NET INCOME	$6,540	$2,329

NET INCOME PER COMMON SHARE

Net income per common share - diluted	$0.91	$0.34

Net income per common share - basic	$0.91	$0.34

Weighted average number of common and common equivalent
shares outstanding - diluted	7,176,477	6,948,799

Weighted average number of common and common equivalent
shares outstanding - basic	7,169,316	6,948,799

12 weeks ended May 1, 2010 compared to 12 weeks ended May 2, 2009
The Company reported net income of $6.5 million and $2.3 million, or $0.91 and $0.34 per diluted share, for the 12-week first quarters ended May 1, 2010, and May 2, 2009, respectively.  The improvement in net income year-over-year reflects the impact of cost reductions and productivity improvements implemented throughout the organization as well as a favorable change in net revenue recognition due to the acceleration of lab shipping schedules in the first quarter of 2010.  The favorable recognition in the first quarter of 2010 positively affected net earnings by approximately $0.21 per diluted share and will result in a corresponding unfavorable adjustment to net income in the second quarter of 2010.  Foreign currency translation effects did not have a material impact on net earnings.  The Kiddie Kandids studio operations did not have a material impact to the Company’s earnings in the first quarter of 2010.

Net sales totaled $95.5 and $93.5 million in the first quarters of fiscal 2010 and 2009, respectively.

●
Net sales for the first quarter of fiscal 2010 increased $2.0 million, or 2%, to $95.5 million from the $93.5 million reported in the fiscal 2009 first quarter.  Excluding the negative impact of store closures ($2.3 million) and the positive impacts of a net revenue recognition change ($3.1 million), foreign currency translation ($2.2 million), and other items totaling $1.1 million, comparable same-store sales decreased approximately 2%.

Net sales from the Company’s PictureMe Portrait Studio® (PMPS) brand, on a comparable same-store basis, excluding impacts of store closures, net revenue recognition change, foreign currency translation and other items totaling ($2.2 million), increased 4% in the first quarter of 2010 to $53.2 million from $51.3 million in the first quarter of 2009.  The increase in PMPS sales performance for the first quarter was the result of an 8% increase in average sale per customer sitting, offset in part by an approximate 4% decrease in the number of sittings.

Net sales from the Company’s Sears Portrait Studio (SPS) brand, on a comparable same-store basis, excluding impacts of store closures, net revenue recognition change, foreign currency translation and other items totaling ($1.9 million), decreased 9% in the first quarter of 2010 to $41.2 million from $45.3 million in the first quarter of 2009.  SPS sales performance for the first quarter was the result of a decline of approximately 9% in the number of sittings and a flat average sale per customer sitting versus the prior-year quarter.

Costs and expenses were $85.1 million in the first quarter of 2010, compared with $88.6 million in the comparable prior year period.

●
Cost of sales, excluding depreciation and amortization expense, declined to $6.5 million in the first quarter of 2010, from $7.0 million in the first quarter of 2009.  The decrease is principally attributable to improved product mix and increased productivity from lab consolidations.

●
Selling, general and administrative (SG&A) expense declined to $73.8 million in the first quarter from $75.1 million in the prior-year quarter primarily due to reductions in studio employment costs from improved scheduling and selected operating hour reductions, offset in part by increases in incentive compensation and host commission expenses.

●
Depreciation and amortization expense was $4.5 million in the first quarter of 2010, compared with $6.0 million in the first quarter of 2009.  Depreciation expense decreased as a result of the full depreciation of certain assets acquired in connection with the 2005 digital conversion of SPS and 2007 acquisition of PCA and the closure of certain PMPS locations throughout fiscal 2009.

●
In the first quarter of 2010, the Company recognized a $296,000 charge in other charges and impairments, compared with a $420,000 charge in the first quarter of 2009.  The charges are primarily related to lab closures and costs incurred in connection with the Kiddie Kandids asset acquisition.

Interest expense was $1.3 million and $1.5 million for the first quarters of 2010 and 2009, respectively.  The decrease resulted from a change in the interest rate swap value and a decline in the variable portion of long-term debt outstanding, offset in part by an increase in average interest rates related to the fixed portion of long-term debt outstanding.

Interest income was $68,000 in the first quarter of 2010 compared to $122,000 in the first quarter of 2009.  This decrease is primarily attributable to lower average invested balances in 2010 as compared to 2009.

Other income, net, was $710,000 in the first quarter of 2010 compared to $9,000 in the first quarter of 2009.  The first quarter 2010 amount primarily relates to a translation gain recorded related to certain intercompany foreign balances that the Company determined in the third quarter of 2009 would be paid in the foreseeable future.

Income tax expense was $3.3 million and $1.2 million in the first quarters of 2010 and 2009, respectively.  The resulting effective tax rate was 34% in both 2010 and 2009.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of the Company’s cash flows for the first quarter of 2010 and 2009:

in thousands	12 Weeks Ended
	May 1, 2010	May 2, 2009
Net cash (used in) provided by:
Operating activities	$11,854	$5,988
Financing activities	(11,975)	(2,346)
Investing activities	(4,693)	(522)
Effect of exchange rate changes on cash	(425)	54
Net (decrease) increase in cash	$(5,239)	$3,174

Net Cash Provided By Operating Activities

Net cash provided by operating activities was $11.9 million and $6.0 million during the first quarters of 2010 and 2009, respectively.  Cash flows in the first quarter of 2010 increased from first quarter 2009 levels primarily due to net operating income and the timing of payments related to changes in the various balance sheet accounts totaling approximately $6.0 million and accelerated Walmart commissions of $3.5 million in the first quarter of 2009.  These increases were offset in part by an increase in advertising spend of $1.6 million and an increase in bonus payouts of $2.0 million.

Net Cash Used In Financing Activities

The increase in cash used in financing activities in the first quarter of 2010 is primarily attributable to an increase in the repayment of long-term debt of $10.4 million, offset in part by a decrease in the payment of debt issuance costs of $943,000.  In the first quarter of fiscal 2010, the Company made mandatory repayments to the principal of its outstanding long-term debt of $5.7 million and voluntary prepayments of $5.0 million.

At May 1, 2010, the Company had $66.9 million outstanding under its existing Credit Agreement.  On June 3, 2010, the Company’s Brampton, Ontario facility was sold for $2.5 million, of which $1.9 million has been received and was immediately used to pay down outstanding long-term debt in connection with certain mandatory prepayment requirements under its Credit Agreement.  The remaining balance will be used to pay down outstanding long-term debt when certain tax clearances have been achieved.  The Company was in compliance with all the covenants under its Credit Agreement as of May 1, 2010.

Net Cash Used In Investing Activities

Net cash used in investing activities was $4.7 million during the first quarter of 2010 as compared to $522,000 during the first quarter of 2009.  The increase in cash used was primarily attributable to the increase in capital spend of $3.9 million due in part to the acquisition of certain Kiddie Kandids assets.

Off-Balance Sheet Arrangements

Other than standby letters of credit primarily used to support the Company’s various large deductible insurance programs, the Company has no additional significant off-balance sheet arrangements.

Commitments and Contingencies

Standby Letters of Credit

As of May 1, 2010, the Company had standby letters of credit outstanding in the principal amount of $16.9 million primarily used in conjunction with the Company’s various large deductible insurance programs.

Settlement Commitment

The Company is obligated to remit Sears additional payments as stipulated in the settlement of the previous license agreement.  Under the terms of this settlement, the Company is obligated to pay Sears $150,000 due on December 31st in each 5 successive years.  These amounts have been accrued in the Interim Consolidated Balance Sheet as of May 1, 2010.

Liquidity

Cash flows from operations, cash and cash equivalents and the borrowing capacity under the revolving portion of the Company’s Credit Agreement, represent expected sources of funds in 2010 to meet the Company’s obligations and commitments, including debt service, annual dividends to shareholders, planned capital expenditures, which are estimated to approximate $9.0 million, excluding the initial purchase of certain Kiddie Kandids, LLC assets, for fiscal year 2010, and normal operating needs.

ACCOUNTING PRONOUNCEMENTS AND POLICIES

Adoption of New Accounting Standards

In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”).  ASU No. 2010-09 amends the FASB Accounting Standards Codification (“ASC”) Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, by requiring U.S. Securities and Exchange Commission (“SEC”) filers to evaluate subsequent events through the date that the financial statements are issued and by removing the requirement for SEC filers to disclose the date through which subsequent events have been evaluated.  ASU No. 2010-09 was effective upon issuance.  In accordance with ASU No. 2010-09, the Company performed an evaluation of subsequent events through the date which the financial statements were issued and determined no subsequent events had occurred which would require adjustment to or additional disclosure in its interim consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”).  ASU No. 2010-06 amends existing disclosure requirements under ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements on a gross basis relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about inputs and valuation techniques and the level of disaggregation.  The new disclosures and clarifications of existing disclosures are effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide level 3 activity of purchases, sales, issuances and settlements on a gross basis, which is effective for interim and annual periods beginning after December 15, 2010.  The Company adopted the applicable requirements of ASU No. 2010-06 on February 7, 2010, with the exception of the requirement to provide level 3 activity of purchases, sales, issuances and settlements on a gross basis, as this is not effective until the Company’s first quarter of fiscal year 2011, and the effect was not material to the Company’s consolidated financial statements.

Application of Critical Accounting Policies

The application of certain of the accounting policies utilized by the Company requires significant judgments or a complex estimation process that can affect the results of operations and financial position of the Company, as well as the related footnote disclosures.  The Company bases its estimates on historical experience and other assumptions that it believes are reasonable.  If actual amounts are ultimately different from previous estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known.  The Company’s significant accounting policies are discussed in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section in the Company’s 2009 Annual Report on Form 10-K, and below.

Long-Lived Asset Recoverability

In accordance with ASC Topic 360, “Property, Plant, and Equipment” (“ASC Topic 360”) long-lived assets, primarily property and equipment, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  The impairment test, as prescribed under ASC Topic 360, is a two-step process.  If the carrying value of the asset exceeds the expected future cash flows (undiscounted and without interest) from the asset, impairment is indicated.  The impairment loss recognized is the excess of the carrying value of the asset over its fair value.  As of May 1, 2010, no impairment was indicated.

Recoverability of Goodwill and Acquired Intangible Assets

The Company accounts for goodwill under ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC Topic 350”), which requires the Company to test goodwill for impairment on an annual basis, and between annual tests whenever events or changes in circumstances indicate the carrying amount may not be recoverable.  ASC Topic 350 prescribes a two-step process for impairment testing of goodwill. The first step is a screen for impairment, which compares the reporting unit’s estimated fair value to its carrying value.  If the carrying value exceeds the estimated fair value in the first step, the second step is performed in which the Company’s goodwill is written down to its implied fair value, which the Company would determine based upon a number of factors, including operating results, business plans and anticipated future cash flows.

The Company performs its annual impairment test at the end of its second quarter, or more frequently if circumstances indicate the potential for impairment.  As of July 25, 2009, the end of the Company’s 2009 second quarter, the Company completed its annual impairment test and concluded that the estimated fair value of its reporting unit substantially exceeded its carrying value, and therefore, no impairment was indicated.  As of May 1, 2010, the end of the Company’s 2010 first quarter, the Company considered possible impairment triggering events since the July 25, 2009, impairment test date, including its market capitalization relative to the carrying value of its net assets, as well as other relevant factors, and concluded that no goodwill impairment was indicated at that date.  The Company has one goodwill reporting unit, which is currently not at risk of failing the step-one impairment test.

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

As of May 1, 2010, the Company considered possible impairment triggering events, including projected cash flow data, as well as other relevant factors, and concluded that no impairment was indicated at that date.  It is possible that changes in circumstances, assumptions or estimates, including historical and projected cash flow data, utilized by the Company in its evaluation of the recoverability of its intangible assets with definite useful lives, could require the Company to write-down its intangible assets and record a non-cash impairment charge, which could be significant, and would adversely affect the Company’s financial position and results of operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties.  The Company identifies forward-looking statements by using words such as “preliminary,” “plan,” “expect,” “looking ahead,” “anticipate,” “estimate,” “believe,” “should,” “intend” and other similar expressions.  Management wishes to caution the reader that these forward-looking statements, such as the Company’s outlook for portrait studios, net income, future cash requirements, cost savings, compliance with debt covenants, valuation allowances, reserves for charges and impairments and capital expenditures, are only predictions or expectations; actual events or results may differ materially as a result of risks facing the Company.  Such risks include, but are not limited to: the Company's dependence on Sears, Walmart and Toys “R” Us, the approval of the Company’s business practices and operations by Sears, Walmart and Toys “R” Us, the termination, breach, limitation or increase of the Company's expenses by Sears and Toys “R” Us under the license agreements, or Walmart under the lease and license agreements, customer demand for the Company's products and services, the economic recession and resulting decrease in consumer spending, manufacturing interruptions, dependence on certain suppliers, competition, dependence on key personnel, fluctuations in operating results, a significant increase in piracy of the Company's photographs, widespread equipment failure, compliance with debt covenants, high level of indebtedness, implementation of marketing and operating strategies, outcome of litigation and other claims, impact of declines in global equity markets to pension plan, impact of foreign currency translation and other risks as may be described in the Company’s filings with the Securities and Exchange Commission, including its Form 10-K for the fiscal year ended February 6, 2010.  The risks described above do not include events that the Company does not currently anticipate or that it currently deems immaterial, which may also affect its results of operations and financial condition.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” included in the Company’s 2009 Annual Report on Form 10-K for the fiscal year ended February 6, 2010.  The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates and foreign exchange rates.

At May 1, 2010, all of the Company’s debt obligations have floating interest rates, however, the swap agreement discussed below has effectively fixed the rate on $57.5 million of the debt.  The impact of a 1% change in interest rates affecting the Company’s debt would be minimal and would increase or decrease interest expense by approximately $94,000.

The Company’s net assets, net earnings and cash flows from its Canadian and Mexican operations are based on the U.S. dollar equivalent of such amounts measured in the respective country’s functional currency.  Assets and liabilities are translated to U.S. dollars using the applicable exchange rates as of the end of a reporting period.  Revenues, expenses and cash flows are translated using the average exchange rate during each period.  The Company’s Canadian operations constitute 13% of the Company’s total assets and 12% of the Company’s total sales as of and for the quarter ended May 1, 2010.  A hypothetical 10% unfavorable change in the Canadian-to-U.S. dollar exchange rate would cause an approximate $1.3 million decrease to the Company’s net asset balance and could materially adversely affect its revenues, expenses and cash flows.  The Company’s exposure to changes in foreign exchange rates relative to the Mexican operations is minimal, as Mexican operations constitute only 1% of the Company’s total assets and 2% of the Company’s total sales as of and for the quarter ended May 1, 2010.

The Company has an interest rate swap agreement to reduce exposure to market risk from changes in interest rates by swapping an unknown variable interest rate for a fixed rate.  This swap agreement has not been designated as a hedge as it has been determined that it does not qualify for hedge accounting treatment.  The principal objective of this contract is to minimize the risks and/or costs associated with the Company’s variable rate debt.  Gains and losses are recognized in the statement of operations as interest expense throughout the interest period.  The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to this financial instrument; however, the counterparty to this agreement is a major financial institution, and the risk of loss due to nonperformance is considered by management to be minimal.  The Company does not hold or issue interest rate swaps for trading purposes.  The following is a summary of the economic terms of the agreement at May 1, 2010:

Notional amount	$57,500,000

Fixed rate paid	4.97%

Variable rate received	0.26%

Effective date	September 17, 2007

Expiration date	September 17, 2010

Item 4.	Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

The Company’s management maintains disclosure controls and procedures that are designed to provide reasonable assurances that information required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. These controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating disclosure controls and procedures, we have recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective.  Management is required to apply judgment in evaluating its controls and procedures.

Under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of May 1, 2010.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of May 1, 2010.

b)	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended May 1, 2010, which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 of the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CPI CORP.
(Registrant)

By:           /s/Dale Heins
________________________________
Dale Heins
Executive Vice President, Finance and
Chief Financial Officer
(Principal Financial Officer)

By:           /s/Rose O'Brien
________________________________
Rose O’Brien
Vice President, Corporate Controller
(Principal Accounting Officer)

Date: June 8, 2010

CPI CORP.
E-1
EXHIBIT INDEX

EXHIBIT
NUMBER		DESCRIPTION

10.47	*	CPI Corp. Non-Employee Directors Restricted Stock Award Agreement pursuant to the CPI Corp. Omnibus Incentive Plan effective as of April 15, 2010, filed within this Form 10-Q as Exhibit 10.47.

10.48	*	Restricted Stock Award Agreement pursuant to the Executive Chairman's Agreement by and between CPI Corp. and
David Meyer, dated April 19, 2010, filed within this Form 10-Q as Exhibit 10.48.

11.1		Computation of Per Common Share Income - Diluted - for the 12 weeks ended May 1, 2010, and May 2, 2009.

11.2		Computation of Per Common Share Income - Basic - for the 12 weeks ended May 1, 2010, and May 2, 2009.

31.1		Certification Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934 by the Chief Executive Officer.

31.2		Certification Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934 by the Chief Financial Officer.

32.0		Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
by the Chief Executive Officer and the Chief Financial Officer.

*	Management contract or compensatory plan available to employees, officers or directors.