Form 10-Q
period 2010-07-24
CPI CORP
filed 2010-09-02
CIK 25354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 24, 2010                                                                                or

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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§299.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  ☐  Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐     Non-accelerated filer ☐     Accelerated filer ☒    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes    ☒ No

As of September 1, 2010, 7,308,865 shares of the registrant’s common stock were outstanding.

CPI CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
12 AND 24 WEEKS ENDED JULY 24, 2010

PART I.	FINANCIAL INFORMATION		Page

	Item 1.	Financial Statements:

		Interim Consolidated Balance Sheets
		July 24, 2010 (Unaudited) and February 6, 2010	1

		Interim Consolidated Statements of Operations (Unaudited)
		12 and 24 Weeks Ended July 24, 2010 and July 25, 2009	3

		Interim Consolidated Statement of Changes in Stockholders'
		Equity (Unaudited) 24 Weeks Ended July 24, 2010	4

		Interim Consolidated Statements of Cash Flow (Unaudited)
		24 Weeks Ended July 24, 2010 and July 25, 2009	5

		Notes to Interim Consolidated Financial Statements (Unaudited)	7

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results
		of Operations	15

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

	Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	24

	Item 5.	Other Information	24

	Item 6.	Exhibits	25

SIGNATURES			26

EXHIBIT INDEX			27

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CPI CORP.
Interim Consolidated Balance Sheets - Assets

in thousands	July 24, 2010
	(Unaudited)	February 6, 2010
ASSETS
Current assets:
Cash and cash equivalents	$7,961	$18,913
Accounts receivable:
Trade	6,229	5,960
Other	1,507	880
Inventories	7,734	7,465
Prepaid expenses and other current assets	4,867	5,396
Refundable income taxes	1,010	1,350
Deferred tax assets	5,751	7,253
Assets held for sale	5,970	6,338

Total current assets	41,029	53,555

Property and equipment:
Land	2,185	2,185
Buildings and building improvements	25,355	25,289
Leasehold improvements	5,187	4,491
Photographic, sales and manufacturing equipment	170,988	168,371
Total	203,715	200,336
Less accumulated depreciation and amortization	170,367	166,167
Property and equipment, net	33,348	34,169

Prepaid debt fees	1,678	2,237
Goodwill	21,788	21,720
Intangible assets, net	38,088	38,660
Deferred tax assets	7,920	7,701
Other assets	8,671	8,549

TOTAL ASSETS	$152,522	$166,591

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Balance Sheets – Liabilities and Stockholders’ Equity

in thousands, except share and per share data	July 24, 2010
	(Unaudited)	February 6, 2010
LIABILITIES
Current liabilities:
Current maturities of long-term debt	$10,000	$19,686
Accounts payable	5,043	4,390
Accrued employment costs	8,307	9,878
Customer deposit liability	12,172	11,528
Sales taxes payable	2,221	3,929
Accrued advertising expenses	1,854	1,062
Accrued expenses and other liabilities	9,747	12,170

Total current liabilities	49,344	62,643

Long-term debt, less current maturities	53,985	57,855
Accrued pension plan obligations	17,589	17,724
Other liabilities	17,343	18,181

Total liabilities	138,261	156,403

CONTINGENCIES (see Note 11 )

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized; no shares outstanding	-	-
Preferred stock, Series A, no par value, 200,000 shares authorized; no shares outstanding	-	-
Common stock, $0.40 par value, 50,000,000 shares authorized; 9,457,694 and 9,184,081
shares outstanding at July 24, 2010, and February 6, 2010, respectively	3,783	3,674
Additional paid-in capital	29,991	29,017
Retained earnings	43,286	41,516
Accumulated other comprehensive loss	(14,748)	(14,887)
	62,312	59,320

Treasury stock - at cost, 2,133,566 and 2,175,591 shares at July 24, 2010, and February 6, 2010, respectively	(48,051)	(49,132)

Total stockholders' equity	14,261	10,188

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$152,522	$166,591

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Statements of Operations
(Unaudited)

in thousands, except share and per share data	12 Weeks Ended		24 Weeks Ended
	July 24, 2010	July 25, 2009	July 24, 2010	July 25, 2009

Net sales	$76,414	$81,377	$171,913	$174,844

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	5,844	6,605	12,366	13,610
Selling, general and administrative expenses	68,880	70,435	142,701	145,543
Depreciation and amortization	4,355	5,552	8,820	11,591
Other charges and impairments	(1,052)	2,187	(756)	2,607
	78,027	84,779	163,131	173,351

Income (loss) from operations	(1,613)	(3,402)	8,782	1,493

Interest expense	1,073	1,825	2,333	3,219
Interest income	-	15	7	41
Other income (expense), net	(51)	7	658	16

Income (loss) before income tax provision (benefit)	(2,737)	(5,205)	7,114	(1,669)
Income tax provision (benefit)	(920)	(1,776)	2,391	(570)

NET INCOME (LOSS)	$(1,817)	$(3,429)	$4,723	$(1,099)

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share - diluted	$(0.25)	$(0.49)	$0.65	$(0.16)

Net income (loss) per common share - basic	$(0.25)	$(0.49)	$0.65	$(0.16)

Weighted average number of common and common equivalent
shares outstanding - diluted	7,318,746	7,005,244	7,249,318	6,977,021

Weighted average number of common and common equivalent
shares outstanding - basic	7,318,746	7,005,244	7,244,031	6,977,021

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

Twenty-four weeks ended July 24, 2010

in thousands, except share and per share data				Accumulated
		Additional		other	Treasury
	Common	paid-in	Retained	comprehensive	stock,
	stock	capital	earnings	loss	at cost	Total

Balance at February 6, 2010	$3,674	$29,017	$41,516	$(14,887)	$(49,132)	$10,188

Net income	-	-	4,723	-	-	4,723
Total other comprehensive income, net of tax effect (consisting
of foreign exchange impact)	-	-	-	139	-	139

Total comprehensive income						4,862
Surrender of employee shares for taxes	-	-	-	-	(183)	(183)
Issuance of common stock and restricted stock awards, net of
forfeitures (329,603 shares)	109	(511)	-	-	1,264	862
Stock-based compensation recognized	-	1,465	-	-	-	1,465
Increased tax benefit related to stock-based compensation	-	20	-	-	-	20
Dividends ($0.41 per common share)	-	-	(2,953)	-	-	(2,953)

Balance at July 24, 2010	$3,783	$29,991	$43,286	$(14,748)	$(48,051)	$14,261

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Statements of Cash Flows
(Unaudited)

in thousands	24 Weeks Ended
	July 24, 2010	July 25, 2009
Reconciliation of net income (loss) to cash flows provided by (used in) operating activities:

Net income (loss)	$4,723	$(1,099)

Adjustments for items not requiring (providing) cash:
Depreciation and amortization	8,820	11,591
Amortization of prepaid debt fees	559	428
Stock-based compensation expense	1,465	490
(Gain) loss on sale of assets held for sale	(1,645)	50
Loss on disposition of property and equipment	84	184
Deferred income tax provision	1,398	(537)
Change in interest rate swap	(1,382)	(555)
Pension, supplemental retirement plan and profit sharing expense	916	403
Other	(3)	-

Increase (decrease) in cash flow from operating assets and liabilities:
Accounts receivable	(200)	(2,350)
Inventories	(229)	453
Prepaid expenses and other current assets	584	(1,230)
Accounts payable	644	3,553
Contribution to pension plan	(700)	(626)
Accrued expenses and other liabilities	(4,447)	(8,828)
Income taxes payable	342	(348)
Deferred revenues and related costs	662	814
Other	58	(130)

Cash flows provided by operating activities	11,649	2,263

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Statements of Cash Flows (continued)
(Unaudited)

in thousands	24 Weeks Ended
	July 24, 2010	July 25, 2009

Cash flows provided by operating activities	11,649	2,263

Cash flows used in financing activities:
Repayment of long-term debt	(13,556)	(7,270)
Payment of debt issuance costs	-	(943)
Cash dividends	(2,953)	(2,204)
Other	(35)	(20)

Cash flows used in financing activities	(16,544)	(10,437)

Cash flows (used in) provided by investing activities:
Additions to property and equipment	(8,197)	(2,234)
Proceeds from sale of assets held for sale	2,369	984
Proceeds from sale of property and equipment	1	336
Other	41	82

Cash flows used in investing activities	(5,786)	(832)

Effect of exchange rate changes on cash and cash equivalents	(271)	393

Net (decrease) increase in cash and cash equivalents	(10,952)	(8,613)

Cash and cash equivalents at beginning of period	18,913	23,665

Cash and cash equivalents at end of period	$7,961	$15,052

Supplemental cash flow information:
Interest paid	$3,072	$3,451

Income taxes paid, net	$629	$216

Supplemental non-cash financing activities:
Issuance of treasury stock under the Employee Profit Sharing Plan	$733	$594

Issuance of restricted stock and stock options to employees and directors	$3,281	$728

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

The Company operates 3,033 (unaudited) professional portrait studios as of July 24, 2010, throughout the U.S., Canada, Mexico and Puerto Rico, principally under license agreements with Sears and Toys “R” Us and lease and license agreements with Walmart.  The Company also operates websites which support and complement its Sears, Walmart and Toys “R” Us studio operations.  These websites serve as vehicles to archive, share portraits via email (after a portrait session) and order additional portraits and products.

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

The Interim Consolidated Balance Sheet as of July 24, 2010, the related Interim Consolidated Statements of Operations for the 24 weeks ended July 24, 2010, and July 25, 2009, the Interim Consolidated Statement of Changes in Stockholders’ Equity for the 24 weeks ended July 24, 2010, and the Interim Consolidated Statements of Cash Flows for the 24 weeks ended July 24, 2010, and July 25, 2009, are unaudited.  The interim consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the CPI Corp. 2009 Annual Report on Form 10-K for its fiscal year ended February 6, 2010.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

Certain reclassifications have been made to the 2009 financial statements to conform with the current year presentation.

NOTE 2 -	FAIR VALUE MEASUREMENTS

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

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

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

Determining which hierarchical level an asset or liability falls within requires significant judgment.  The Company evaluates its hierarchy disclosures each quarter.  The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of July 24, 2010 (in millions):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swap (1)	$-	$0.7	$-	$0.7

(1)
The total fair value of the interest rate swap is included in Accrued expenses and other liabilities as of July 24, 2010.  This financial instrument was valued using the “income approach” valuation technique.  This method used valuation techniques to convert future amounts to a single present amount.  The measurement was based on the value indicated by current market expectations about those future amounts.  The Company uses its interest rate swap as a means of managing interest rates on its outstanding fixed-rate debt obligations.  Accordingly, the fair market value is estimated to approximate the recorded value of this instrument.  The fair value of the interest rate swap at July 24, 2010, and February 6, 2010, was $0.7 million and $2.0 million, respectively.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

NOTE 3 -	NEW LICENSE AGREEMENT

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

NOTE 4 -	INVENTORIES

Inventories consist of:

in thousands	July 24, 2010	February 6, 2010

Raw materials - film, paper and chemicals	$1,842	$2,181
Portraits in process	1,192	1,138
Finished portraits pending delivery	136	91
Frames and accessories	219	258
Studio supplies	3,183	2,840
Equipment repair parts and supplies	759	650
Other	403	307

Total	$7,734	$7,465

These balances are net of obsolescence reserves totaling $60,000 and $177,000 at July 24, 2010, and February 6, 2010, respectively.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

NOTE 5 -	ASSETS HELD FOR SALE

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

The Company determined these assets meet the criteria for “held for sale accounting” under ASC Topic 360, and has presented the respective group of assets separately on the face of the Consolidated Balance Sheet as of July 24, 2010, with the exception of the Brampton, Ontario facility that was sold in the second quarter and certain equipment acquired in connection with the Kiddie Kandids, LLC asset acquisition that was sold in the first and second quarters.  The Brampton, Ontario facility was sold for $2.5 million, of which $1.9 million was received in the second quarter of 2010 and immediately used to pay down outstanding long-term debt in connection with certain mandatory prepayment requirements under the Company’s Credit Agreement.  The remaining balance due to the Company will be used to pay down outstanding long-term debt.  The sale resulted in a net gain of $1.5 million, which was recorded in Other charges and impairments in the second quarter.  The sale of certain of the Kiddie Kandids equipment resulted in net proceeds to the Company of $326,000 and $185,000 in the first and second quarters, respectively, and resulted in net gains of $112,000 and $49,000, which were recorded in Other charges and impairments in the first and second quarters, respectively.

At the time an asset qualifies for “held for sale accounting”, the asset is evaluated to determine whether or not the carrying value exceeds its fair value less cost to sell.  Any loss as a result of the carrying value being in excess of fair value less cost to sell is recorded in the period the asset meets “held for sale accounting”.  Management judgment is required to assess the criteria required to meet “held for sale accounting” and estimate the expected net amount recoverable upon sale.  As of July 24, 2010, the carrying values of the respective assets held for sale did not exceed their fair value less costs to sell.  The Company expects the sales of these assets will be completed within approximately a one year time period.

The major classes of assets included in Assets held for sale in the Consolidated Balance Sheet are as follows:

in thousands	July 24, 2010	February 6, 2010

Land	$1,358	$2,203
Buildings and building improvements	4,553	4,135
Photographic, sales and manufacturing equipment	59	-

Assets held for sale	$5,970	$6,338

NOTE 6 -	GOODWILL AND INTANGIBLE ASSETS

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

in thousands	July 24, 2010	February 6, 2010

PCA acquisition	$21,227	$21,227

Goodwill from prior acquisitions	512	512

Translation impact on foreign balances	49	(19)
	$21,788	$21,720

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

The Company performs its annual impairment test at the end of its second quarter, or more frequently if circumstances indicate the potential for impairment.  As of July 24, 2010, the end of the Company’s second quarter, the Company completed its annual impairment test and concluded that the estimated fair value of its reporting unit substantially exceeded its carrying value, and therefore, no impairment was indicated. The Company has one goodwill reporting unit, which is currently not at risk of failing the step-one impairment test.

In connection with the PCA Acquisition, the Company also acquired intangible assets related to the host agreement with Walmart and the customer list.  These assets were recorded in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  The host agreement with Walmart and the customer list are being amortized over their useful lives of 21.5 years using the straight-line method and 6 years using an accelerated method, respectively.  In connection with the Kiddie Kandids asset acquisition in the first quarter of 2010, the Company also acquired the customer list.  This asset was recorded in accordance with ASC Topic 350.  This customer list is being amortized over its useful life of 5.5 years using an accelerated method.  The following table summarizes the Company’s amortized intangible assets as of July 24, 2010.

in thousands	Net Balance			Translation	Net Balance
	at Beginning		Accumulated	Impact of	at End of
	of Period	Acquisition	Amortization	Foreign Balances	Period

Acquired host agreement	$38,238	$-	$(944)	$216	$37,510
Acquired customer lists	422	257	(104)	3	578
	$38,660	$257	$(1,048)	$219	$38,088

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

As of July 24, 2010, the Company considered possible impairment triggering events, including projected cash flow data, as well as other relevant factors, and concluded that no impairment was indicated at that date.  It is possible that changes in circumstances, assumptions or estimates, including historical and projected cash flow data, utilized by the Company in its evaluation of the recoverability of its intangible assets with definite useful lives, could require the Company to write-down its intangible assets and record a non-cash impairment charge, which could be significant, and would adversely affect the Company’s financial position and results of operations.

NOTE 7 -	OTHER ASSETS AND OTHER LIABILITIES

Included in Accrued expenses and other liabilities as of July 24, 2010, and February 6, 2010, is $2.3 million and $3.4 million, respectively, in accrued host commissions and $4.2 million and $3.6 million, respectively, related to accrued worker’s compensation.

Included in both Other assets and Other liabilities is $7.7 million as of both July 24, 2010, and February 6, 2010, related to worker’s compensation insurance claims that exceed the deductible of the Company and that will be paid by the insurance carrier.  Since the Company is not released as primary obligor of the liability, it is included in both Other assets as a receivable from the insurance company and in Other liabilities as an insurance liability.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

NOTE 8 -	STOCK-BASED COMPENSATION PLANS

At July 24, 2010, the Company had outstanding awards under various stock-based employee compensation plans, which are described more fully in Note 13 of the Notes to Consolidated Financial Statements in the Company’s 2009 Annual Report on Form 10-K.

On July 17, 2008, the stockholders approved the CPI Corp. Omnibus Incentive Plan (the "Plan").  The Plan replaced the CPI Corp. Stock Option Plan, as amended and restated on December 16, 1997, and the CPI Corp. Restricted Stock Plan, as amended and restated on April 14, 2005 (collectively the "Predecessor Plans") that were previously approved by the Board of Directors, and no further shares will be issued under the Predecessor Plans.  Total shares of common stock available for delivery pursuant to awards under the Plan as approved on July 17, 2008, were 800,000 shares.  The Company has reserved these shares under its authorized, unissued shares.  At July 24, 2010, 216,348 of these shares remained available for future grants.  On August 11, 2010, the stockholders approved an additional 300,000 shares for delivery pursuant to awards under the Plan.

The Company accounts for stock-based compensation plans in accordance with ASC Topic 718, “Compensation – Stock Compensation” (“ASC Topic 718”) which requires companies to recognize the cost of awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

The following table summarizes information about stock options outstanding under the Plan at July 24, 2010.  There was no activity or modifications to stock options under the Plan in the first half of fiscal year 2010.

	Options Outstanding and Exercisable
		Weighted-Average
Range of	Number of Shares	Remaining Contractual	Weighted-Average	Number of Shares	Weighted-Average
Exercise Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price
$12.21 - 13.58	217,500	6.72	$13.04	-	$-

Total	217,500	6.72	$13.04	-	$-

As of July 24, 2010, the aggregate intrinsic value for the outstanding options (the difference between the Company’s closing stock price on the last trading day of the 2010 second quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 24, 2010, is $2.6 million.  This amount changes based on the quoted market price of the Company’s stock.

The Company estimates the fair value of its stock options with market-based performance conditions under the Plan using Monte Carlo simulations.  Weighted-average assumptions used in calculating the fair value of these stock options are included in Note 13 of the Notes to Consolidated Financial Statements in the Company’s 2009 Annual Report on Form 10-K.

The Company recognized stock-based compensation expense of $90,000, resulting in a deferred tax benefit of $34,000, for the 24 weeks ended July 24, 2010, based on the grant-date fair values of stock options granted and the derived service periods.  As of July 24, 2010, total unrecognized compensation cost related to nonvested stock options granted under the Plan was $300,000.  This unrecognized compensation cost will be recognized over a weighted-average period of 2.2 years.

The Company also had a previous amended and restated nonqualified stock option plan under which certain officers and key employees could receive options to acquire shares of the Company’s common stock.  As of February 7, 2010, 15,046 stock options were issued and outstanding under this previous plan.  During the 24-week period ended July 24, 2010, 5,000 of these stock options expired and the remaining 10,046 were exercised at a price of $12.96.

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

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

Issuances of nonvested stock in the first half of 2010 are summarized below:

Award Recipient	Compensation	Shares Awarded	Grant Date	Vesting Date

Board of Directors Members	Director Annual Retainers	16,017	2/12/2010	2/5/2011
Chairman of the Board	Retention - Q1	3,823	2/19/2010	5/1/2010
Executive Management	Retention - Long-term Incentive Plan	67,000	3/12/2010	(1)
Certain Management Members	Retention - Long-term Incentive Plan	22,000	3/29/2010	(1)
Executive Management and Certain Employees	2009 Performance	88,806	3/29/2010	2/5/2011
Board of Directors Members	Director Annual Retainers	21,356	4/15/2010	2/5/2011
Executive Chairman of the Board	Retention - Long-term Incentive Plan	17,162	4/19/2010	(2)

(1)	Vest in 25% increments on the last day of the fiscal year over a four-year period commencing on February 5, 2011.
(2)	Vest in 25% increments on the last day of the fiscal year over a four-year period commencing on February 5, 2011, or earlier upon certain acceleration events.

Changes in nonvested stock are as follows:

	24 Weeks Ended July 24, 2010
		Weighted-Average
	Shares	Grant-Date Value
Nonvested stock, beginning of period	528	$18.95
Granted	236,164	13.89
Vested	(3,823)	14.05
Nonvested stock, end of period	232,869	$13.90

Stock-based compensation expense related
to nonvested stock	$994,000

As of July 24, 2010, total unrecognized compensation cost related to nonvested stock was $2.3 million.  This unrecognized compensation cost will be recognized over a weighted-average remaining period of 1.2 years.

On August 6, 2010, the Company declared a third quarter cash dividend of 25 cents per share which was paid on August 23, 2010, to shareholders of record as of August 16, 2010.

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

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

The following tables set forth the components of net periodic benefit cost for the defined benefit plans:

in thousands	12 Weeks Ended		12 Weeks Ended
	Pension Plan		Supplemental Retirement Plan
	July 24, 2010	July 25, 2009	July 24, 2010	July 25, 2009
Components of net periodic benefit costs:
Service cost	$-	$-	$-	$-
Interest cost	715	713	18	19
Expected return on plan assets	(715)	(725)	-	-
Amortization of prior service cost	-	-	-	-
Amortization of net loss (gain)	282	59	(18)	(35)

Net periodic benefit cost	$282	$47	$-	$(16)

in thousands	24 Weeks Ended		24 Weeks Ended
	Pension Plan		Supplemental Retirement Plan
	July 24, 2010	July 25, 2009	July 24, 2010	July 25, 2009
Components of net periodic benefit costs:
Service cost	$-	$-	$-	$-
Interest cost	1,431	1,427	36	39
Expected return on plan assets	(1,430)	(1,451)	-	-
Amortization of prior service cost	-	-	-	-
Amortization of net loss (gain)	564	118	(36)	(70)

Net periodic benefit cost	$565	$94	$-	$(31)

The Company contributed $700,000 to its pension plan in the first half of 2010 and estimates it will contribute a further $920,000 in fiscal year 2010.  Future contributions to the pension plan will be dependent upon legislation, future changes in discount rates and the earnings performance of plan assets.

NOTE 10 -	INCOME TAXES

In accordance with ASC Topic 740, “Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, the following required information is provided:

•
Unrecognized tax benefits were approximately $2.7 million at both July 24, 2010, and February 6, 2010.  If these unrecognized tax benefits were recognized, approximately $2.7 million would impact the effective tax rate.  It is not expected the amount of these unrecognized tax benefits will change in the next 12 months.

•
The Company recognizes interest expense and penalties related to the above-unrecognized tax benefits within income tax expense.  Due to the nature of the unrecognized tax benefits, the Company had $28,000 and $21,000 accrued interest and penalties as of July 24, 2010, and February 6, 2010, respectively.

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

NOTE 11 -	COMMITMENTS AND CONTINGENCIES

Standby Letters of Credit

As of July 24, 2010, the Company had standby letters of credit outstanding in the principal amount of $16.8 million primarily used in conjunction with the Company’s various large deductible insurance programs.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

Settlement Commitment

The Company is obligated to remit Sears additional payments as stipulated in the settlement of the previous license agreement.  Under the terms of this settlement, the Company is obligated to pay Sears $150,000 due on December 31st in each of 5 successive years.  These amounts have been accrued in the Interim Consolidated Balance Sheet as of July 24, 2010.

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

The Company and two of its subsidiaries are defendants in a lawsuit entitled Chrissy Larkin, et al. v. CPI Corporation, Consumer Programs, Inc., d/b/a Sears Portrait Studios and CPI Images, LLC, d/b/a Sears Portrait Studios, filed August 12, 2010, in the United States District Court for the Western District of Wisconsin, Civil No. 3:10-cv-00411-wmc.  The Plaintiffs allege that the defendants failed to pay them for all compensable time worked under the Fair Labor Standards Act or state laws, to provide rest and meal periods under applicable laws and to reimburse them for business related expenses.  The Plaintiffs’ actions are based on alleged violations of the laws of Wisconsin, Iowa, Ohio, West Virginia, Kentucky, Michigan and North Carolina and the Fair Labor Standards Act.  The Plaintiffs are seeking damages, declaratory and injunctive relief and statutory penalties for themselves and others similarly situated. The case has just been filed and no answer has been filed.  Collective action and class certification have yet to be addressed.  The Company intends to defend itself vigorously against the claims described above.  The Company is unable to predict the outcome of these proceedings or reasonably estimate a range of possible loss that may result.

The Company is also a defendant in other routine litigation, but does not believe these lawsuits, individually or in combination with the cases described above, will have a material adverse effect on its financial condition.  The Company cannot, however, give assurances that these legal proceedings will not have a material adverse effect on its business or financial condition.

NOTE 12 -	SUBSEQUENT EVENT

Credit Agreement

On August 30, 2010, the Company entered into the Credit Agreement (the “Agreement”) with the financial institutions that are or may from time to time become parties thereto and Bank of America, N.A., as administrative agent for the lenders, and as swing line lender and issuing lender.  The Agreement makes available to the Company a revolving credit facility which includes letters of credit and replaces the Company’s former facility.

The Credit Agreement is a new four-year revolving credit facility in an amount of up to $105 million, with a sub−facility for letters of credit in an amount not to exceed $25 million.  In addition, the Company, at its option, may choose to increase the revolving commitment up to an additional $20 million.  The new credit facility provides the Company greater flexibility to pursue financial and strategic opportunities to enhance shareholder value.  The obligations of the Company under the Agreement are secured by (i) a guaranty from certain material direct and indirect domestic subsidiaries of the Company, and (ii) a lien on substantially all of the assets of the Company and such subsidiaries.

The revolving loans under the Agreement bear interest, at the Company’s option, at either the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 2.25% to 3.0%, or an alternative base rate plus a spread ranging from 1.25% to 2.0%.  The alternative base rate is the greater of Bank of America, N.A. prime rate, the Federal Funds rate plus 0.5% or the one month British Bankers’ Association LIBOR plus 1.0% (the “Base Rate”).  The Company is also required to pay a non−use fee of 0.4% to 0.5% per annum on the unused portion of the revolving loans and letter of credit fees of 2.25% to 3.0% per annum. The interest rate spread in the case of LIBOR and Base Rate loans and the payment of the non−use and letter of credit fees is dependent on the Company’s Total Funded Debt to EBITDA ratio, as defined in the Agreement.  Interest on each Base Rate loan is payable quarterly in arrears and at maturity.  Interest on each LIBOR loan is payable on the last day of each Interest Period, as defined in the Agreement, relating to such loan, upon a repayment of such loan and at maturity.

The Agreement and other ancillary loan documents contain terms and provisions (including representations, covenants and conditions) customary for transactions of this type, including a leverage ratio test (as defined, Total Funded Debt to EBITDA), an interest coverage ratio test (as defined, EBITDA minus capital expenditures to interest expense) and other covenants.

As of August 30, 2010, the Company has $66.0 million outstanding under its new credit facility.   The Company used the proceeds received from the new credit facility to pay down the remaining debt on the former facility.

Additionally, on August 25, 2010, the Company’s Board of Directors authorized a 1.0 million share open market repurchase program. Purchases under the share repurchase program may be made at the Company's discretion, subject to market conditions, in the open market, in privately-negotiated transactions or otherwise.

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

EXECUTIVE OVERVIEW

The Company’s Operations

CPI Corp. is a long-standing leader, based on sittings, number of locations and related revenues, in the professional portrait photography of young children, individuals and families.  From a single studio opened by our predecessor company in 1942, we have grown to 3,033 studios throughout the U.S., Canada, Mexico and Puerto Rico, principally under license agreements with Sears and Toys “R” Us and lease and license agreements with Walmart.  The Company has provided professional portrait photography for Sears’ customers since 1959 and has been the only Sears portrait studio operator since 1986.  CPI is the sole operator of portrait studios in Walmart Stores and Supercenters in all 50 states in the U.S., Canada, Mexico and Puerto Rico.

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

Management has determined the Company operates as a single reporting segment offering similar products and services in all locations.

As of the end of the second quarter in fiscal years 2010 and 2009, the Company’s studio counts were:

	July 24, 2010	July 25, 2009
Within Sears stores:
United States and Puerto Rico	858	876
Canada	110	110

Within Walmart stores:
United States and Puerto Rico	1,534	1,558
Canada	258	259
Mexico	104	114

Within Babies "R" Us stores in the United States	134	-

Locations not within above host stores	35	28

Total	3,033	2,945

Locations not within Sears, Walmart or Babies “R” Us stores include 26 free-standing SPS studio locations, 7 Shooting Star locations (located within Buy Buy Baby stores) and 2 Kiddie Kandids mall locations.

The Company plans to open approximately 20 locations within Babies “R” Us stores during the third quarter of 2010.  Additionally, it plans to open approximately 19 Kiddie Kandids locations not located in Babies “R” Us stores during the third quarter of 2010.

RESULTS OF OPERATIONS

A summary of consolidated results of operations and key statistics follows:

in thousands, except share and per share data	12 Weeks Ended		24 Weeks Ended
	July 24, 2010	July 25, 2009	July 24, 2010	July 25, 2009

Net sales	$76,414	$81,377	$171,913	$174,844

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	5,844	6,605	12,366	13,610
Selling, general and administrative expenses	68,880	70,435	142,701	145,543
Depreciation and amortization	4,355	5,552	8,820	11,591
Other charges and impairments	(1,052)	2,187	(756)	2,607
	78,027	84,779	163,131	173,351

Income (loss) from operations	(1,613)	(3,402)	8,782	1,493

Interest expense	1,073	1,825	2,333	3,219
Interest income	-	15	7	41
Other income (expense), net	(51)	7	658	16

Income (loss) before income tax provision (benefit)	(2,737)	(5,205)	7,114	(1,669)
Income tax provision (benefit)	(920)	(1,776)	2,391	(570)

NET INCOME (LOSS)	$(1,817)	$(3,429)	$4,723	$(1,099)

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share - diluted	$(0.25)	$(0.49)	$0.65	$(0.16)

Net income (loss) per common share - basic	$(0.25)	$(0.49)	$0.65	$(0.16)

Weighted average number of common and common equivalent
shares outstanding - diluted	7,318,746	7,005,244	7,249,318	6,977,021

Weighted average number of common and common equivalent
shares outstanding - basic	7,318,746	7,005,244	7,244,031	6,977,021

12 weeks ended July 24, 2010 compared to 12 weeks ended July 25, 2009
The Company reported a net loss of ($1.8 million) and ($3.4 million), or ($0.25) and ($0.49) per diluted share, for the 12-week second quarters ended July 24, 2010, and July 25, 2009, respectively.  The reduction in net loss year-over-year reflects the impact of cost reductions and productivity improvements implemented throughout the organization as well as a reduction in other charges and impairments.  In addition, prior year second-quarter results included a nonrecurring favorable net revenue recognition effect as a result of a change in lab shipping schedules which benefited net earnings in the 2009 second quarter by approximately $0.20 per diluted share.  Foreign currency translation effects and the Kiddie Kandids studio operations did not have a material impact on the Company’s net earnings in the second quarter of 2010.

Net sales totaled $76.4 and $81.4 million in the second quarters of fiscal 2010 and 2009, respectively.

●
Net sales for the second quarter of fiscal 2010 decreased $5.0 million, or 6%, to $76.4 million from the $81.4 million reported in the fiscal 2009 second quarter.  Excluding the negative impact of a net revenue recognition change ($3.0 million) and the positive impacts of net store openings ($2.7 million), foreign currency translation ($1.0 million), and other items totaling $700,000, comparable same-store sales decreased approximately 8%.

Net sales from the Company’s PictureMe Portrait Studio® (PMPS) brand, on a comparable same-store basis, excluding impacts of net revenue recognition change, store closures, foreign currency translation and other items totaling ($300,000), decreased 5% in the second quarter of 2010 to $39.0 million from $41.1 million in the second quarter of 2009.  The decrease in PMPS sales performance for the second quarter was the result of an 8% decrease in the number of sittings, offset in part by a 3% increase in average sale per customer sitting.

Net sales from the Company’s Sears Portrait Studio (SPS) brand, on a comparable same-store basis, excluding impacts of net revenue recognition change, store closures, foreign currency translation and other items totaling ($1.4 million), decreased 12% in the second quarter of 2010 to $32.2 million from $36.4 million in the second quarter of 2009.  SPS sales performance for the second quarter was the result of a decline of 8% and 4% in the number of sittings and average sale per customer sitting, respectively, versus the prior-year quarter.

The Kiddie Kandids studio operations contributed $3.1 million in net sales in the second quarter of 2010.

Costs and expenses were $78.0 million in the second quarter of 2010, compared with $84.8 million in the comparable prior year period.

●
Cost of sales, excluding depreciation and amortization expense, declined to $5.8 million in the second quarter of 2010, from $6.6 million in the second quarter of 2009.  The decrease is principally attributable to lower overall manufacturing production levels, improved product mix and increased productivity from lab consolidations.

●
Selling, general and administrative (SG&A) expense declined to $68.9 million in the second quarter from $70.4 million in the prior-year quarter primarily due to reductions in studio employment costs from improved scheduling, selected operating hour reductions and studio closures, reduced advertising cost attributable to more focused offers, and a decline in host commission expense due to lower sales levels.  Partially offsetting these declines was an increase in employment expense related to the Kiddie Kandids operations in the second quarter of 2010.

●
Depreciation and amortization expense was $4.4 million in the second quarter of 2010, compared with $5.6 million in the second quarter of 2009.  Depreciation expense decreased as a result of the full depreciation of certain assets acquired in connection with the 2005 digital conversion of SPS and 2007 acquisition of PCA and the closure of certain PMPS locations throughout fiscal 2009 and in the first half of 2010.

●
In the second quarter of 2010, the Company recognized a $1.1 million credit in other charges and impairments, compared with a $2.2 million charge in the second quarter of 2009.  The current quarter credit primarily relates to the gain on sale of the Brampton, Ontario facility and an early termination fee received from Walmart in relation to certain early PMPS store closures, offset in part by costs incurred in connection with the Kiddie Kandids asset acquisition.  The prior year charge primarily related to proxy contest fees, lab closures and litigation costs.

Interest expense was $1.1 million and $1.8 million for the second quarters of 2010 and 2009, respectively.  The decrease primarily resulted from a change in the interest rate swap value.

Income tax benefit was $920,000 and $1.8 million in the second quarters of 2010 and 2009, respectively.  The resulting effective tax rate was 34% in both 2010 and 2009.

24 weeks ended July 24, 2010 compared to 24 weeks ended July 25, 2009
The Company reported net income of $4.7 million, or $0.65 per diluted share, for the first half of fiscal year 2010, ended July 24, 2010, compared to a net loss of ($1.1 million), or ($0.16) per diluted share, for the first half of fiscal year 2009, ended July 25, 2009.  The improvement in net income year-over-year reflects the impact of cost reductions and productivity improvements implemented throughout the organization as well as a reduction in other charges and impairments.  Foreign currency translation effects and the Kiddie Kandids studio operations did not have a material impact on the Company’s net earnings in the first half of 2010.

Net sales totaled $171.9 million and $174.8 million in the first half of fiscal 2010 and 2009, respectively.

●
Net sales for the first half of fiscal 2010 decreased $2.9 million, or 2%, to $171.9 million from the $174.8 million reported in the fiscal 2009 first half.  Excluding the positive impacts of foreign currency translation ($3.2 million), revenue deferral related to the Company’s loyalty programs ($1.0 million) and other items totaling $1.6 million, comparable same-store sales decreased approximately 5%.

Net sales from the Company’s PictureMe Portrait Studio® (PMPS) brand, on a comparable same-store basis, excluding impacts of store closures, foreign currency translation and other items totaling $2.0 million, was virtually flat in the first half of 2010 at $92.2 million compared to $92.5 million in the first half of 2009.  The slight decrease in overall PMPS sales performance for the first half was the result of a 6% decrease in the number of sittings, offset by a 6% increase in average sale per customer sitting.

Net sales from the Company’s Sears Portrait Studio (SPS) brand, on a comparable same-store basis, excluding impacts of store closures, foreign currency translation and other items totaling $700,000, decreased 10% in the first half of 2010 to $73.4 million from $81.7 million in the first half of 2009.  SPS sales performance for the first half was the result of a decline of 8% and 2% in the number of sittings and average sale per customer sitting, respectively, versus the prior-year comparable period.

The Kiddie Kandids studio operations contributed $3.1 million in net sales in the first half of 2010.

Costs and expenses were $163.1 million in the first half of 2010, compared with $173.4 million in the comparable prior year period.

●
Cost of sales, excluding depreciation and amortization expense, declined to $12.4 million in the first half of 2010, from $13.6 million in the first half of 2009.  The decrease is principally attributable to lower overall manufacturing production levels, improved product mix and increased productivity from lab consolidations.

●
Selling, general and administrative (SG&A) expense declined to $142.7 million in the first half of 2010 from $145.5 million in the first half of 2009, primarily due to reductions in studio employment costs from improved scheduling, selected operating hour reductions and studio closures and reduced net advertising cost attributable to more focused offers.  Partially offsetting these declines were an increase in employment expense related to the Kiddie Kandids operations in the first half of 2010 and an increase in amortization expense as a result of larger stock bonuses awarded coupled with a higher stock price value in the current year compared to the prior year.

●
Depreciation and amortization expense was $8.8 million in the first half of 2010, compared with $11.6 million in the first half of 2009.  Depreciation expense decreased as a result of the full depreciation of certain assets acquired in connection with the 2005 digital conversion of SPS and 2007 acquisition of PCA and the closure of certain PMPS locations throughout fiscal 2009 and in the first half of 2010.

●
In the first half of 2010, the Company recognized a $756,000 credit in other charges and impairments, compared with a $2.6 million charge in the first half of 2009.  The current quarter credit primarily relates to the gain on sale of the Brampton, Ontario facility and an early termination fee received from Walmart in relation to certain early PMPS store closures, offset in part by costs incurred in connection with the Kiddie Kandids asset acquisition.  The prior year charge primarily related to lab closures, proxy contest fees and litigation costs.

Interest expense was $2.3 million and $3.2 million for the first half of 2010 and 2009, respectively.  The decrease primarily resulted from a change in the interest rate swap value.

Other income, net, was $658,000 in the first half of 2010 compared to $16,000 in the first half of 2009.  The first half 2010 amount primarily relates to a translation gain recorded related to certain intercompany foreign balances that the Company determined in the third quarter of 2009 would be paid in the foreseeable future.

Income tax expense was $2.4 million in the first half of 2010 compared to a benefit of $570,000 in the first half of 2009.  The resulting effective tax rate was 34% in both 2010 and 2009.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of the Company’s cash flows for the first half of 2010 and 2009:

in thousands	24 Weeks Ended
	July 24, 2010	July 25, 2009
Net cash (used in) provided by:
Operating activities	$11,649	$2,263
Financing activities	(16,544)	(10,437)
Investing activities	(5,786)	(832)
Effect of exchange rate changes on cash	(271)	393
Net (decrease) increase in cash	$(10,952)	$(8,613)

Net Cash Provided By Operating Activities

Net cash provided by operating activities was $11.6 million and $2.3 million during the first half of 2010 and 2009, respectively.  Cash flows in the first half of 2010 increased from the first half 2009 levels primarily due to net operating income and the timing of payments related to changes in the various balance sheet accounts totaling approximately $6.8 million, accelerated Walmart commissions of $3.4 million in the first half of 2009 and a decrease in advertising spend of $1.7 million.  These increases were offset in part by an increase in bonus payouts of $2.6 million.

Net Cash Used In Financing Activities

The increase in cash used in financing activities in the first half of 2010 is primarily attributable to an increase in the repayment of long-term debt of $6.3 million and an increase in cash dividends paid of $749,000, offset in part by a decrease in the payment of debt issuance costs of $943,000.  In the first half of fiscal 2010, the Company made mandatory repayments to the principal of its outstanding long-term debt of $8.6 million and voluntary prepayments of $5.0 million.  Included in the mandatory repayments is the payment of $1.9 million related to the sale of the Company’s Brampton, Ontario facility, which was sold for $2.5 million, and of which $1.9 million was received and used to pay down outstanding long-term debt in connection with certain mandatory prepayment requirements under its Credit Agreement.  The remaining balance will be used to pay down outstanding long-term debt when certain tax clearances have been achieved.

At July 24, 2010, the Company had $64.0 million outstanding under its Credit Agreement.  The Company was in compliance with all the covenants under its Credit Agreement as of July 24, 2010.

On August 30, 2010, the Company entered into the Credit Agreement (the “Agreement”) with the financial institutions that are or may from time to time become parties thereto and Bank of America, N.A., as administrative agent for the lenders, and as swing line lender and issuing lender.  The Agreement makes available to the Company a revolving credit facility which includes letters of credit and replaces the Company’s former facility.

The Credit Agreement is a new four-year revolving credit facility in an amount of up to $105 million, with a sub−facility for letters of credit in an amount not to exceed $25 million.  In addition, the Company, at its option, may choose to increase the revolving commitment up to an additional $20 million.  The new credit facility provides the Company greater flexibility to pursue financial and strategic opportunities to enhance shareholder value.  The obligations of the Company under the Agreement are secured by (i) a guaranty from certain material direct and indirect domestic subsidiaries of the Company, and (ii) a lien on substantially all of the assets of the Company and such subsidiaries.

The revolving loans under the Agreement bear interest, at the Company’s option, at either the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 2.25% to 3.0%, or an alternative base rate plus a spread ranging from 1.25% to 2.0%.  The alternative base rate is the greater of Bank of America, N.A. prime rate, the Federal Funds rate plus 0.5% or the one month British Bankers’ Association LIBOR plus 1.0% (the “Base Rate”).  The Company is also required to pay a non−use fee of 0.4% to 0.5% per annum on the unused portion of the revolving loans and letter of credit fees of 2.25% to 3.0% per annum. The interest rate spread in the case of LIBOR and Base Rate loans and the payment of the non−use and letter of credit fees is dependent on the Company’s Total Funded Debt to EBITDA ratio, as defined in the Agreement.  Interest on each Base Rate loan is payable quarterly in arrears and at maturity.  Interest on each LIBOR loan is payable on the last day of each Interest Period, as defined in the Agreement, relating to such loan, upon a repayment of such loan and at maturity.

The Agreement and other ancillary loan documents contain terms and provisions (including representations, covenants and conditions) customary for transactions of this type.  The financial covenants include a leverage ratio test (as defined, Total Funded Debt to EBITDA) and an interest coverage ratio test (as defined, EBITDA minus capital expenditures to interest expense).  Other covenants include limitations on lines of business, additional indebtedness, liens and negative pledge agreements, incorporation of other debt covenants, guarantees, investments and advances, cancellation of indebtedness, restricted payments, modification of certain agreements and instruments, inconsistent agreements, leases, consolidations, mergers and acquisitions, sale of assets, subsidiary dividends, and transactions with affiliates.

The Agreement also contains customary events of default, including nonpayment of the principal of any loan or letter of credit obligation, interest, fees or other amounts; inaccuracy of representations and warranties; violation of covenants; certain bankruptcy events; cross−defaults to other material obligations and other indebtedness (if any); change of control of events; material judgments; certain ERISA−related events; and the invalidity of the loan documents (including the collateral documents).  If an event of default occurs and is continuing under the Agreement, the lenders may terminate their obligations thereunder and may accelerate the payment by the Company and the subsidiary guarantors of all of the obligations due under the Agreement and the other loan documents.

The proceeds of the revolving loans may be used for working capital purposes and general business purposes, for acquisitions permitted under the Credit Agreement, for capital expenditures (including retail store expansions and conversion to digital photography), for refinancing existing debt and to pay dividends and distributions on the Company’s capital securities to the extent permitted thereunder, and to make purchases or redemptions of the Company’s capital securities to the extent permitted thereunder.

As of August 30, 2010, the Company has $66.0 million outstanding under its new credit facility.  The Company used the proceeds received from the new credit facility to pay down the remaining debt on the former facility.  The Company incurred approximately $1.4 million in issuance costs in the third quarter of 2010 associated with the new credit facility.  These fees will be amortized on a straight-line basis over the life of the revolving commitment since there are no borrowings or repayments scheduled.  The Company estimates it will write-off an approximate $1.0 million in unamortized debt fees in the third quarter of 2010 related to the former facility.

Additionally, on August 25, 2010, the Company’s Board of Directors authorized a 1.0 million share open market repurchase program. Purchases under the share repurchase program may be made at the Company's discretion, subject to market conditions, in the open market, in privately-negotiated transactions or otherwise.

Net Cash Used In Investing Activities

Net cash used in investing activities was $5.8 million during the first half of 2010 as compared to $832,000 during the first half of 2009.  The increase in cash used was primarily attributable to the increase in capital spend of $6.0 million due in part to the acquisition of certain Kiddie Kandids assets in the first quarter of 2010, remodel expenditures in certain PMPS studios, additional Kiddie Kandids equipment and the opening of new Kiddie Kandids studio locations and certain hardware and software.  This increase in cash used was offset in part by a $1.4 million increase in proceeds received from the sale of certain assets held for sale.

Off-Balance Sheet Arrangements

Other than standby letters of credit primarily used to support the Company’s various large deductible insurance programs, the Company has no additional significant off-balance sheet arrangements.

Commitments and Contingencies

Standby Letters of Credit

As of July 24, 2010, the Company had standby letters of credit outstanding in the principal amount of $16.8 million primarily used in conjunction with the Company’s various large deductible insurance programs.

Settlement Commitment

The Company is obligated to remit Sears additional payments as stipulated in the settlement of the previous license agreement.  Under the terms of this settlement, the Company is obligated to pay Sears $150,000 due on December 31st in each of 5 successive years.  These amounts have been accrued in the Interim Consolidated Balance Sheet as of July 24, 2010.

Legal Proceedings

The Company and two of its subsidiaries are defendants in a lawsuit entitled Chrissy Larkin, et al. v. CPI Corporation, Consumer Programs, Inc., d/b/a Sears Portrait Studios and CPI Images, LLC, d/b/a Sears Portrait Studios, filed August 12, 2010, in the United States District Court for the Western District of Wisconsin, Civil No. 3:10-cv-00411-wmc.  The Plaintiffs allege that the defendants failed to pay them for all compensable time worked under the Fair Labor Standards Act or state laws, to provide rest and meal periods under applicable laws and to reimburse them for business related expenses.  The Plaintiffs’ actions are based on alleged violations of the laws of Wisconsin, Iowa, Ohio, West Virginia, Kentucky, Michigan and North Carolina and the Fair Labor Standards Act.  The Plaintiffs are seeking damages, declaratory and injunctive relief and statutory penalties for themselves and others similarly situated. The case has just been filed and no answer has been filed.  Collective action and class certification have yet to be addressed.  The Company intends to defend itself vigorously against the claims described above.  The Company is unable to predict the outcome of these proceedings or reasonably estimate a range of possible loss that may result.

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

Long-Lived Asset Recoverability

In accordance with ASC Topic 360, “Property, Plant, and Equipment” (“ASC Topic 360”) long-lived assets, primarily property and equipment, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  The impairment test, as prescribed under ASC Topic 360, is a two-step process.  If the carrying value of the asset exceeds the expected future cash flows (undiscounted and without interest) from the asset, impairment is indicated.  The impairment loss recognized is the excess of the carrying value of the asset over its fair value.  As of July 24, 2010, no impairment was indicated.

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

The Company performs its annual impairment test at the end of its second quarter, or more frequently if circumstances indicate the potential for impairment.  As of July 24, 2010, the end of the Company’s second quarter, the Company completed its annual impairment test and concluded that the estimated fair value of its reporting unit substantially exceeded its carrying value, and therefore, no impairment was indicated. The Company has one goodwill reporting unit, which is currently not at risk of failing the step-one impairment test.

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

As of July 24, 2010, the Company considered possible impairment triggering events, including projected cash flow data, as well as other relevant factors, and concluded that no impairment was indicated at that date.  It is possible that changes in circumstances, assumptions or estimates, including historical and projected cash flow data, utilized by the Company in its evaluation of the recoverability of its intangible assets with definite useful lives, could require the Company to write-down its intangible assets and record a non-cash impairment charge, which could be significant, and would adversely affect the Company’s financial position and results of operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties.  The Company identifies forward-looking statements by using words such as “preliminary,” “plan,” “expect,” “looking ahead,” “anticipate,” “estimate,” “believe,” “should,” “intend” and other similar expressions.  Management wishes to caution the reader that these forward-looking statements, such as the Company’s outlook for portrait studios, net income, future cash requirements, cost savings, compliance with debt covenants, valuation allowances, reserves for charges and impairments, capital expenditures and other similar statements, are only predictions or expectations; actual events or results may differ materially as a result of risks facing the Company.  Such risks include, but are not limited to: the Company's dependence on Sears, Walmart and Toys “R” Us, the approval of the Company’s business practices and operations by Sears, Walmart and Toys “R” Us, the termination, breach, limitation or increase of the Company's expenses by Sears and Toys “R” Us under the license agreements, or Walmart under the lease and license agreements, customer demand for the Company's products and services, the development and operation of the Kiddie Kandids business, the economic recession and resulting decrease in consumer spending, manufacturing interruptions, dependence on certain suppliers, competition, dependence on key personnel, fluctuations in operating results, a significant increase in piracy of the Company's photographs, widespread equipment failure, compliance with debt covenants, high level of indebtedness, implementation of marketing and operating strategies, outcome of litigation and other claims, impact of declines in global equity markets to pension plan, impact of foreign currency translation and other risks as may be described in the Company’s filings with the Securities and Exchange Commission, including its Form 10-K for the fiscal year ended February 6, 2010.  The risks described above do not include events that the Company does not currently anticipate or that it currently deems immaterial, which may also affect its results of operations and financial condition.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” included in the Company’s 2009 Annual Report on Form 10-K for the fiscal year ended February 6, 2010.  The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates and foreign exchange rates.

At July 24, 2010, all of the Company’s debt obligations have floating interest rates, however, the swap agreement discussed below has effectively fixed the rate on $57.5 million of the debt.  The impact of a 1% change in interest rates affecting the Company’s debt would be minimal and would increase or decrease interest expense by approximately $75,000.

The Company’s net assets, net earnings and cash flows from its Canadian and Mexican operations are based on the U.S. dollar equivalent of such amounts measured in the respective country’s functional currency.  Assets and liabilities are translated to U.S. dollars using the applicable exchange rates as of the end of a reporting period.  Revenues, expenses and cash flows are translated using the average exchange rate during each period.  The Company’s Canadian operations constitute 13% of the Company’s total assets and 13% of the Company’s total sales as of and for the 24 weeks ended July 24, 2010.  A hypothetical 10% unfavorable change in the Canadian-to-U.S. dollar exchange rate would cause an approximate $1.3 million decrease to the Company’s net asset balance and could materially adversely affect its revenues, expenses and cash flows.  The Company’s exposure to changes in foreign exchange rates relative to the Mexican operations is minimal, as Mexican operations constitute only 1% of the Company’s total assets and 2% of the Company’s total sales as of and for the 24 weeks ended July 24, 2010.

The Company has an interest rate swap agreement to reduce exposure to market risk from changes in interest rates by swapping an unknown variable interest rate for a fixed rate.  This swap agreement has not been designated as a hedge as it has been determined that it does not qualify for hedge accounting treatment.  The principal objective of this contract is to minimize the risks and/or costs associated with the Company’s variable rate debt.  Gains and losses are recognized in the statement of operations as interest expense throughout the interest period.  The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to this financial instrument; however, the counterparty to this agreement is a major financial institution, and the risk of loss due to nonperformance is considered by management to be minimal.  The Company does not hold or issue interest rate swaps for trading purposes.  The following is a summary of the economic terms of the agreement at July 24, 2010:

Notional amount	$57,500,000

Fixed rate paid	4.97%

Variable rate received	0.54%

Effective date	September 17, 2007

Expiration date	September 17, 2010

Item 4.	Controls and Procedures

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

Under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of July 24, 2010.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 24, 2010.

b)	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended July 24, 2010, which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 of the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Items 1A, 2, 3 and 4 are inapplicable and have been omitted.

Item 1.	Legal Proceedings

The Company and two of its subsidiaries are defendants in a lawsuit entitled Chrissy Larkin, et al. v. CPI Corporation, Consumer Programs, Inc., d/b/a Sears Portrait Studios and CPI Images, LLC, d/b/a Sears Portrait Studios, filed August 12, 2010, in the United States District Court for the Western District of Wisconsin, Civil No. 3:10-cv-00411-wmc.  See details of the lawsuit included in Part 1, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 5.	Other Information

Credit Agreement

On August 30, 2010, the Company entered into the Credit Agreement (the “Agreement”) with the financial institutions that are or may from time to time become parties thereto and Bank of America, N.A., as administrative agent for the lenders, and as swing line lender and issuing lender.  The Agreement makes available to the Company a revolving credit facility which includes letters of credit and replaces the Company’s former facility.

The following summary of the Credit Agreement is qualified by reference in its entirety to the Credit Agreement, incorporated hereto by reference as Exhibit 10.49.

The Credit Agreement is a new four-year revolving credit facility in an amount of up to $105 million, with a sub−facility for letters of credit in an amount not to exceed $25 million.  In addition, the Company, at its option, may choose to increase the revolving commitment up to an additional $20 million.  The new credit facility provides the Company greater flexibility to pursue financial and strategic opportunities to enhance shareholder value.  The obligations of the Company under the Agreement are secured by (i) a guaranty from certain material direct and indirect domestic subsidiaries of the Company, and (ii) a lien on substantially all of the assets of the Company and such subsidiaries.

The revolving loans under the Agreement bear interest, at the Company’s option, at either the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 2.25% to 3.0%, or an alternative base rate plus a spread ranging from 1.25% to 2.0%.  The alternative base rate is the greater of Bank of America, N.A. prime rate, the Federal Funds rate plus 0.5% or the one month British Bankers’ Association LIBOR plus 1.0% (the “Base Rate”).  The Company is also required to pay a non−use fee of 0.4% to 0.5% per annum on the unused portion of the revolving loans and letter of credit fees of 2.25% to 3.0% per annum. The interest rate spread in the case of LIBOR and Base Rate loans and the payment of the non−use and letter of credit fees is dependent on the Company’s Total Funded Debt to EBITDA ratio, as defined in the Agreement.  Interest on each Base Rate loan is payable quarterly in arrears and at maturity.  Interest on each LIBOR loan is payable on the last day of each Interest Period, as defined in the Agreement, relating to such loan, upon a repayment of such loan and at maturity.

The Agreement and other ancillary loan documents contain terms and provisions (including representations, covenants and conditions) customary for transactions of this type.  The financial covenants include a leverage ratio test (as defined, Total Funded Debt to EBITDA) and an interest coverage ratio test (as defined, EBITDA minus capital expenditures to interest expense).  Other covenants include limitations on lines of business, additional indebtedness, liens and negative pledge agreements, incorporation of other debt covenants, guarantees, investments and advances, cancellation of indebtedness, restricted payments, modification of certain agreements and instruments, inconsistent agreements, leases, consolidations, mergers and acquisitions, sale of assets, subsidiary dividends, and transactions with affiliates.

The Agreement also contains customary events of default, including nonpayment of the principal of any loan or letter of credit obligation, interest, fees or other amounts; inaccuracy of representations and warranties; violation of covenants; certain bankruptcy events; cross−defaults to other material obligations and other indebtedness (if any); change of control of events; material judgments; certain ERISA−related events; and the invalidity of the loan documents (including the collateral documents).  If an event of default occurs and is continuing under the Agreement, the lenders may terminate their obligations thereunder and may accelerate the payment by the Company and the subsidiary guarantors of all of the obligations due under the Agreement and the other loan documents.

James Mills Separation and Release Agreement

On September 1, 2010, Consumer Programs Incorporated, a subsidiary of CPI Corp. (the “Corporation”) entered into a Separation and Release Agreement (the “Release Agreement”) with Mr. Mills, the former Executive Vice President, Field Operations, of CPI Corp, effective August 13, 2010.  Mr. Mills left CPI Corp. on August 13, 2010.

The following summary of the Release Agreement is qualified by reference in its entirety to the Release Agreement, incorporated hereto by reference as Exhibit 10.50.

The Corporation and Mr. Mills have agreed to a lump sum payment of Two Hundred Seventy Five Thousand Dollars ($275,000) in exchange for Mr. Mills’ release of the Corporation and its affiliates from any and all claims and causes of action for money or other damages or relief arising directly or indirectly out of his Employment Agreement with the Corporation dated as of September 2, 2008.

Item 6.	Exhibits

Exhibits:    An Exhibit index has been filed as part of this Report on Page E-1 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI CORP.
(Registrant)

By:         /s/Dale Heins
_____________________________________
Dale Heins
Executive Vice President, Finance, Treasurer
and Chief Financial Officer
(Principal Financial Officer)

By:           /s/Rose O'Brien
____________________________________
Rose O’Brien
Vice President, Corporate Controller
(Principal Accounting Officer)

Date: August 31, 2010

CPI CORP.
E-1
EXHIBIT INDEX

EXHIBIT
NUMBER		DESCRIPTION

10.49		Credit Agreement dated as of August 30, 2010, among the Company, the financial institutions that are or may from time to time become parties thereto and Bank of America, N.A., as administrative agent for the lenders, and as swing line lender and issuing lender, filed within this Form 10-Q as Exhibit 10.49.

10.50	*	Separation and Release Agreement by and between Consumer Programs Incorporated and James Mills entered into as of
September 1, 2010, effective as of August 13, 2010, filed within this Form 10-Q as Exhibit 10.50.

11.1		Computation of Per Common Share Income (Loss) - Diluted - for the 12 and 24 weeks ended July 24, 2010, and July 25, 2009.

11.2		Computation of Per Common Share Income (Loss) - Basic - for the 12 and 24 weeks ended July 24, 2010, and July 25, 2009.

31.1		Certification Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934 by the Chief Executive Officer.

31.2		Certification Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934 by the Chief Financial Officer.

32.0		Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
by the Chief Executive Officer and the Chief Financial Officer.

*	Management contract or compensatory plan available to employees, officers or directors.