Form 10-K/A
CPI CORP
filed 2010-11-18
CIK 25354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 3)

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

As of November 12, 2010, 7,308,865 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

INTRODUCTORY NOTE

CPI Corp. (“CPI”, the “Company” or “we”) is filing this Amendment No. 3 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 6, 2010, as originally filed on April 22, 2010, with the Securities and Exchange Commission (“SEC”) (referred to as the “Original Filing”).  The Company is filing this Amendment No. 3 to re-file Exhibit 10.42.  Exhibit 10.42, as re-filed, includes additional information in the exhibit that had been previously redacted in the original filing of Exhibit 10.42 pursuant to a request for confidential treatment.  The Company is still requesting confidential treatment for portions of Exhibit 10.42.

This Amendment No. 3 does not reflect events occurring after the date of the Original Filing or modify or update those disclosures affected by subsequent events, except as expressly indicated.

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

^ Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of November, 2010.

CPI CORP.

BY:           /s/Dale Heins
__________________________________
Dale Heins
Executive Vice President, Finance,
Chief Financial Officer and Treasurer

Date: November 18, 2010