Form 10-Q
period 2010-11-13
CPI CORP
filed 2010-12-22
CIK 25354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 13, 2010                                                                                     or

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

As of December 17, 2010, 7,312,865 shares of the registrant’s common stock were outstanding.

CPI CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
16 AND 40 WEEKS ENDED NOVEMBER 13, 2010

PART I.	FINANCIAL INFORMATION		Page

	Item 1.	Financial Statements:

		Interim Consolidated Balance Sheets
		November 13, 2010 (Unaudited) and February 6, 2010	1

		Interim Consolidated Statements of Operations (Unaudited)
		16 and 40 Weeks Ended November 13, 2010 and November 14, 2009	3

		Interim Consolidated Statement of Changes in Stockholders'
		Equity (Unaudited) 40 Weeks Ended November 13, 2010	4

		Interim Consolidated Statements of Cash Flow (Unaudited)
		40 Weeks Ended November 13, 2010 and November 14, 2009	5

		Notes to Interim Consolidated Financial Statements (Unaudited)	7

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results
		of Operations	17

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

	Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION

	Item 6.	Exhibits	26

SIGNATURES			27

EXHIBIT INDEX			28

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CPI CORP.
Interim Consolidated Balance Sheets - Assets

in thousands	November 13, 2010
	(Unaudited)	February 6, 2010
ASSETS
Current assets:
Cash and cash equivalents	$9,631	$18,913
Accounts receivable:
Trade	9,334	5,960
Other	573	880
Inventories	8,957	7,465
Prepaid expenses and other current assets	7,897	5,396
Refundable income taxes	772	1,350
Deferred tax assets	7,859	7,253
Assets held for sale	1,066	6,338

Total current assets	46,089	53,555

Property and equipment:
Land	2,185	2,185
Buildings and building improvements	25,346	25,289
Leasehold improvements	4,832	4,491
Photographic, sales and manufacturing equipment	173,578	168,371
Property not in use (see Note 4)	2,983	-
Total	208,924	200,336
Less accumulated depreciation and amortization	172,775	166,167
Property and equipment, net	36,149	34,169

Prepaid debt fees	1,967	2,237
Goodwill	21,845	21,720
Intangible assets, net	37,521	38,660
Deferred tax assets	11,273	7,701
Other assets	9,484	8,549

TOTAL ASSETS	$164,328	$166,591

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Balance Sheets – Liabilities and Stockholders’ Equity

in thousands, except share and per share data	November 13, 2010
	(Unaudited)	February 6, 2010
LIABILITIES
Current liabilities:
Current maturities of long-term debt	$-	$19,686
Accounts payable	9,745	4,390
Accrued employment costs	10,875	9,878
Customer deposit liability	17,029	11,528
Sales taxes payable	3,874	3,929
Accrued advertising expenses	2,997	1,062
Accrued expenses and other liabilities	10,733	12,170

Total current liabilities	55,253	62,643

Long-term debt, less current maturities	68,000	57,855
Accrued pension plan obligations	17,396	17,724
Other liabilities	17,957	18,181

Total liabilities	158,606	156,403

CONTINGENCIES (see Note 11)

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized; no shares outstanding	-	-
Preferred stock, Series A, no par value, 200,000 shares authorized; no shares outstanding	-	-
Common stock, $0.40 par value, 50,000,000 shares authorized; 9,446,431 and 9,184,081
shares outstanding at November 13, 2010, and February 6, 2010, respectively	3,779	3,674
Additional paid-in capital	30,804	29,017
Retained earnings	33,741	41,516
Accumulated other comprehensive loss	(14,551)	(14,887)
	53,773	59,320

Treasury stock - at cost, 2,133,566 and 2,175,591 shares at November 13, 2010,
and February 6, 2010, respectively	(48,051)	(49,132)

Total stockholders' equity	5,722	10,188

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$164,328	$166,591

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Statements of Operations
(Unaudited)

in thousands, except share and per share data	16 Weeks Ended		40 Weeks Ended
	November 13, 2010	November 14, 2009	November 13, 2010	November 14, 2009

Net sales	$106,174	$107,286	$278,086	$282,130

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	7,516	8,032	19,882	21,643
Selling, general and administrative expenses	102,220	99,940	244,920	245,480
Depreciation and amortization	5,267	6,320	14,088	17,913
Other charges and impairments	3,645	1,144	2,889	3,751
	118,648	115,436	281,779	288,787

Loss from operations	(12,474)	(8,150)	(3,693)	(6,657)

Interest expense	892	2,479	3,225	5,694
Interest income	9	67	16	103
Other income, net	170	236	829	253

Loss before income tax benefit	(13,187)	(10,326)	(6,073)	(11,995)
Income tax benefit	(5,474)	(3,524)	(3,082)	(4,094)

NET LOSS	$(7,713)	$(6,802)	$(2,991)	$(7,901)

NET LOSS PER COMMON SHARE

Net loss per common share - diluted	$(1.05)	$(0.97)	$(0.41)	$(1.13)

Net loss per common share - basic	$(1.05)	$(0.97)	$(0.41)	$(1.13)

Weighted average number of common and common equivalent
shares outstanding - diluted	7,312,019	7,003,832	7,271,226	6,987,746

Weighted average number of common and common equivalent
shares outstanding - basic	7,312,019	7,003,832	7,271,226	6,987,746

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

Forty weeks ended November 13, 2010

in thousands, except share and per share data				Accumulated
		Additional		other	Treasury
	Common	paid-in	Retained	comprehensive	stock,
	stock	capital	earnings	loss	at cost	Total

Balance at February 6, 2010	$3,674	$29,017	$41,516	$(14,887)	$(49,132)	$10,188

Net loss	-	-	(2,991)	-	-	(2,991)
Total other comprehensive income, net of tax effect
(consisting of foreign exchange impact)	-	-	-	336	-	336
Total comprehensive loss						(2,655)
Surrender of employee shares for taxes	-	-	-	-	(183)	(183)
Issuance of common stock and restricted stock awards,
net of forfeitures (314,340 shares)	105	(507)	-	-	1,264	862
Stock-based compensation recognized	-	2,274	-	-	-	2,274
Increased tax benefit related to stock-based compensation	-	20	-	-	-	20
Dividends ($0.66 per common share)	-	-	(4,784)	-	-	(4,784)

Balance at November 13, 2010	$3,779	$30,804	$33,741	$(14,551)	$(48,051)	$5,722

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Statements of Cash Flows
(Unaudited)

in thousands	40 Weeks Ended
	November 13, 2010	November 14, 2009
Reconciliation of net loss to cash flows provided by (used in) operating activities:

Net loss	$(2,991)	$(7,901)

Adjustments for items not requiring (providing) cash:
Depreciation and amortization	14,088	17,913
Amortization of prepaid debt fees	772	742
Loss from extinguishment of debt	1,052	-
Stock-based compensation expense	2,274	818
(Gain) loss on sale of assets held for sale	(1,655)	59
Loss on disposition of property and equipment	122	917
Impairment of assets held for sale	1,871	300
Deferred income tax provision	(4,418)	(4,451)
Change in interest rate swap	(2,033)	(878)
Pension, supplemental retirement plan and profit sharing expense	1,527	680
Other	(9)	39

Increase (decrease) in cash flow from operating assets and liabilities:
Accounts receivable	(3,006)	(4,527)
Inventories	(1,419)	(1,097)
Prepaid expenses and other current assets	(2,008)	(6,212)
Accounts payable	4,957	(163)
Contribution to pension plan	(1,270)	(1,245)
Accrued expenses and other liabilities	2,739	(646)
Income taxes payable	564	(98)
Deferred revenues and related costs	5,033	6,078
Other	(242)	(186)

Cash flows provided by operating activities	15,948	142

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Statements of Cash Flows (continued)
(Unaudited)

in thousands	40 Weeks Ended
	November 13, 2010	November 14, 2009

Cash flows provided by operating activities	15,948	142

Cash flows used in financing activities:
Repayment of long-term debt	(77,541)	(8,270)
Borrowings under revolving credit facility	94,136	-
Repayments on revolving credit facility	(26,136)	-
Payment of debt issuance costs	(1,554)	(943)
Cash dividends	(4,784)	(3,337)
Other	(35)	(13)

Cash flows used in financing activities	(15,914)	(12,563)

Cash flows (used in) provided by investing activities:
Additions to property and equipment	(12,128)	(4,508)
Proceeds from sale of assets held for sale	3,120	985
Other	72	471

Cash flows used in investing activities	(8,936)	(3,052)

Effect of exchange rate changes on cash and cash equivalents	(380)	94

Net decrease in cash and cash equivalents	(9,282)	(15,379)

Cash and cash equivalents at beginning of period	18,913	23,665

Cash and cash equivalents at end of period	$9,631	$8,286

Supplemental cash flow information:
Interest paid	$4,902	$5,487

Income taxes paid, net	$718	$440

Supplemental non-cash financing activities:
Issuance of treasury stock under the Employee Profit Sharing Plan	$733	$594

Issuance of restricted stock and stock options to employees and directors	$3,379	$800

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

The Company operates 3,077 (unaudited) professional portrait studios as of November 13, 2010, throughout the U.S., Canada, Mexico and Puerto Rico, principally under license agreements with Sears and Toys “R” Us and lease and license agreements with Walmart.  The Company also operates websites which support and complement its Sears, Walmart and Toys “R” Us studio operations.  These websites serve as vehicles to archive, share portraits via email (after a portrait session) and order additional portraits and products.

In the first quarter of 2010, the Company entered into a license agreement with Toys “R” Us – Delaware, Inc. (“TRU”) which grants the Company an exclusive license to operate photo studios in certain Babies “R” Us stores under the Kiddie Kandids name.  The term of the agreement expires on January 31, 2016.  See Note 2 for further discussion.  Separately, in the first quarter of 2010, the Company also acquired certain assets of Kiddie Kandids, LLC in an auction approved by the United States Bankruptcy Court for the District of Utah (the “Kiddie Kandids, LLC asset acquisition”).  The Company evaluated the asset purchase under the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations” and determined the purchase was an asset acquisition rather than a business combination.  Accordingly, the purchase of such assets has been classified as an asset acquisition in the accompanying interim consolidated financial statements.

The Interim Consolidated Balance Sheet as of November 13, 2010, the related Interim Consolidated Statements of Operations for the 40 weeks ended November 13, 2010, and November 14, 2009, the Interim Consolidated Statement of Changes in Stockholders’ Equity for the 40 weeks ended November 13, 2010, and the Interim Consolidated Statements of Cash Flows for the 40 weeks ended November 13, 2010, and November 14, 2009, are unaudited.  The interim consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the CPI Corp. 2009 Annual Report on Form 10-K for its fiscal year ended February 6, 2010.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

NOTE 2 -	NEW LICENSE AGREEMENT

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

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

NOTE 3 -	INVENTORIES

Inventories consist of:

in thousands	November 13, 2010	February 6, 2010

Raw materials - film, paper and chemicals	$2,309	$2,181
Portraits in process	1,572	1,138
Finished portraits pending delivery	155	91
Frames and accessories	286	258
Studio supplies	3,448	2,840
Equipment repair parts and supplies	718	650
Other	469	307

Total	$8,957	$7,465

These balances are net of obsolescence reserves totaling $30,000 and $177,000 at November 13, 2010, and February 6, 2010, respectively.

NOTE 4 -	ASSETS HELD FOR SALE

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

The Company determined these assets meet the criteria for “held for sale accounting” under ASC Topic 360, and has presented the respective group of assets separately on the face of the Consolidated Balance Sheet as of November 13, 2010, with the exception of the Brampton, Ontario facility that was sold in the second quarter of 2010, certain equipment acquired in connection with the Kiddie Kandids, LLC asset acquisition that was sold in the first three quarters of 2010 and the Matthews facility which was reclassified from Assets held for sale to Property and equipment (“Property not in use”) in the balance sheet as of November 13, 2010; see discussion below.  The sale of the Brampton, Ontario facility resulted in net proceeds to the Company of $2.5 million, which was used to pay down outstanding long-term debt in connection with certain mandatory prepayment requirements, and resulted in a net gain of $1.5 million, which was recorded in Other charges and impairments in the second quarter of 2010.  The sale of certain of the Kiddie Kandids equipment resulted in net proceeds to the Company of $571,000 in the first three quarters of 2010, and resulted in net gains of $171,000, which were recorded in Other charges and impairments in the first three quarters of 2010.

At the time an asset qualifies for “held for sale accounting”, the asset is evaluated to determine whether or not the carrying value exceeds its fair value less cost to sell.  Any loss as a result of the carrying value being in excess of fair value less cost to sell is recorded in the period the asset meets “held for sale accounting”.  Management judgment is required to assess the criteria required to meet “held for sale accounting” and estimate the expected net amount recoverable upon sale.  As of November 13, 2010, the carrying values of the respective assets classified as held for sale did not exceed their fair value less costs to sell.  The Company expects the sales of these assets will be completed within approximately a one year time period.

During the third quarter of 2010, the Company reevaluated the carrying value of the Matthews facility as a result of the continuing difficult real estate environment in the Matthews and surrounding areas, evidenced by a continuing increase in supply of properties for sale in the market, recent sales activity at lower average selling prices and the increasing length of time the property has been marketed for sale.  The Company valued the Matthews facility using the “market value approach” valuation technique which used a sales comparison approach in which prices for similarly situated properties were considered.  Based on this analysis, the Company determined the fair value of the Matthews facility had declined in the third quarter, and its carrying value exceeded the revised estimate of the facility’s fair value less cost to sell by approximately $1.9 million.  As such, the Company recorded a $1.9 million impairment charge in Other charges and impairments in the third quarter of 2010.  The Company also reevaluated the “held for sale accounting” classification criteria during the third quarter of 2010, and determined, based on an analysis of the current asking price relative to the adjusted carrying value of the facility, and in consideration of the increased uncertainty surrounding the expected timing of the sale deriving from the factors discussed above, that the Company is unable to predict the probability that the sale of the facility will be completed within the next twelve months.  Accordingly, the Matthews facility no longer meets the criteria for classification as “held for sale accounting”, and it has been reclassified to Property and equipment (“Property not in use”) as of November 13, 2010.    The Company will commence depreciation on the facility in the fourth quarter of 2010, and will continue to monitor the facility for impairment in excess of depreciation expense due to declines in fair value.  Notwithstanding, the Company plans to continue to actively market the facility for sale.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

The major classes of assets included in Assets held for sale in the Consolidated Balance Sheet are as follows:

in thousands	November 13, 2010	February 6, 2010

Land	$417	$2,203
Buildings and building improvements	641	4,135
Photographic, sales and manufacturing equipment	8	-

Assets held for sale	$1,066	$6,338

NOTE 5 -	GOODWILL AND INTANGIBLE ASSETS

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

in thousands	November 13, 2010	February 6, 2010

PCA acquisition	$21,227	$21,227

Goodwill from prior acquisitions	512	512

Translation impact on foreign balances	106	(19)
	$21,845	$21,720

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

The Company performs its annual impairment test at the end of its second quarter, or more frequently if circumstances indicate the potential for impairment.  As of July 24, 2010, the end of the Company’s 2010 second quarter, the Company completed its annual impairment test and concluded that the estimated fair value of its reporting unit substantially exceeded its carrying value, and therefore, no impairment was indicated.  As of November 13, 2010, the end of the Company’s 2010 third quarter, the Company considered possible impairment triggering events since the July 24, 2010 impairment test date, including its market capitalization relative to the carrying value of its net assets, as well as other  relevant factors, and concluded that no goodwill impairment was indicated at that date.  The Company has one goodwill reporting unit, which is currently not at risk of failing the step-one impairment test.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

In connection with the PCA Acquisition, the Company also acquired intangible assets related to the host agreement with Walmart and the customer list.  These assets were recorded in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  The host agreement with Walmart and the customer list are being amortized over their useful lives of 21.5 years using the straight-line method and 6 years using an accelerated method, respectively.  In connection with the Kiddie Kandids asset acquisition in the first quarter of 2010, the Company also acquired a customer list.  This asset was recorded in accordance with ASC Topic 350.  This customer list is being amortized over its useful life of 5.5 years using an accelerated method.  The following table summarizes the Company’s amortized intangible assets as of November 13, 2010.

in thousands	Net Balance			Translation	Net Balance
	at Beginning		Accumulated	Impact of	at End of
	of Period	Acquisition	Amortization	Foreign Balances	Period

Acquired host agreement	$38,238	$-	$(1,574)	$385	$37,049
Acquired customer lists	422	257	(218)	11	472
	$38,660	$257	$(1,792)	$396	$37,521

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

As of November 13, 2010, the Company considered possible impairment triggering events, including projected cash flow data, as well as other relevant factors, and concluded that no impairment was indicated at that date.  It is possible that changes in circumstances, assumptions or estimates, including historical and projected cash flow data, utilized by the Company in its evaluation of the recoverability of its intangible assets with definite useful lives, could require the Company to write-down its intangible assets and record a non-cash impairment charge, which could be significant, and would adversely affect the Company’s financial position and results of operations.

NOTE 6 -	OTHER ASSETS AND OTHER LIABILITIES

Included in Accrued expenses and other liabilities as of November 13, 2010, and February 6, 2010, is $4.1 million and $3.4 million, respectively, in accrued host commissions and $3.9 million and $3.6 million, respectively, related to accrued worker’s compensation.  Also included in Accrued expenses and other liabilities as of February 6, 2010, is $2.0 million related to the Company’s interest rate swap agreement.  This swap agreement expired on September 17, 2010.

Included in both Other assets and Other liabilities is $8.5 million and $7.7 million, as of November 13, 2010, and February 6, 2010, respectively, related to worker’s compensation insurance claims that exceed the deductible of the Company and that will be paid by the insurance carrier.  Since the Company is not released as primary obligor of the liability, it is included in both Other assets as a receivable from the insurance company and in Other liabilities as an insurance liability.

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

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

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

As of November 13, 2010, the Company had $68.0 million outstanding under its new credit facility.  The Company used the proceeds from the new credit facility to pay down the remaining debt on the former facility.  The Company incurred approximately $1.6 million in issuance costs in the third quarter of 2010 associated with the new credit facility.  These fees are being amortized on a straight-line basis over the life of the revolving commitment since there are no borrowings or repayments scheduled.  The Company wrote off $1.1 million in unamortized debt fees in the third quarter of 2010 related to the former facility.  This charge was recorded in Other charges and impairments in the third quarter of 2010.

The Company was in compliance with all the financial covenants under its Credit Agreement as of November 13, 2010.

As part of the Company’s former credit facility, the Company had entered into an interest rate swap agreement to manage the interest rate risk on a portion of its term loan.  This swap agreement expired on September 17, 2010.  The fixed rate gain related to this agreement was $2.0 million and $878,000 for the first three quarters of fiscal year 2010 and 2009, respectively, which is included in Interest expense for those respective periods.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

NOTE 8 -	STOCK-BASED COMPENSATION PLANS

At November 13, 2010, the Company had outstanding awards under various stock-based employee compensation plans, which are described more fully in Note 13 of the Notes to Consolidated Financial Statements in the Company’s 2009 Annual Report on Form 10-K.

On July 17, 2008, the stockholders approved the CPI Corp. Omnibus Incentive Plan (the "Plan").  The Plan replaced the CPI Corp. Stock Option Plan, as amended and restated on December 16, 1997, and the CPI Corp. Restricted Stock Plan, as amended and restated on April 14, 2005 (collectively the "Predecessor Plans") that were previously approved by the Board of Directors, and no further shares will be issued under the Predecessor Plans.  Total shares of common stock available for delivery pursuant to awards under the Plan as approved on July 17, 2008, were 800,000 shares.  On August 11, 2010, the stockholders approved an additional 300,000 shares for delivery pursuant to awards under the Plan.  The Company has reserved these shares under its authorized, unissued shares.  At November 13, 2010, 552,611 of these shares remained available for future grants.

The Company accounts for stock-based compensation plans in accordance with ASC Topic 718, “Compensation – Stock Compensation” (“ASC Topic 718”) which requires companies to recognize the cost of awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

The following table summarizes the changes in stock options during the first three quarters ended November 13, 2010.

			Weighted-Average
		Weighted-Average	Remaining Contractual
	Shares	Exercise Price	Life (Years)
Options outstanding, beginning of period	217,500	$13.04
Forfeited	(25,000)	12.21

Options outstanding, end of period	192,500	$13.15	6.23

No stock options were exercisable at November 13, 2010.

As of November 13, 2010, the aggregate intrinsic value for the outstanding options (the difference between the Company’s closing stock price on the last trading day of the 2010 third quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on November 13, 2010, is $2.7 million.  This amount changes based on the quoted market price of the Company’s stock.

The Company estimates the fair value of its stock options with market-based performance conditions under the Plan using Monte Carlo simulations.  Weighted-average assumptions used in calculating the fair value of these stock options are included in Note 13 of the Notes to Consolidated Financial Statements in the Company’s 2009 Annual Report on Form 10-K.

The Company recognized stock-based compensation expense of $129,000, resulting in a deferred tax benefit of $49,000, for the 40 weeks ended November 13, 2010, based on the grant-date fair values of stock options previously granted and the derived service periods.  As of November 13, 2010, total unrecognized compensation cost related to nonvested stock options granted under the Plan was $217,000.  This unrecognized compensation cost will be recognized over a weighted-average period of 1.9 years.

The Company also had a previous amended and restated nonqualified stock option plan under which certain officers and key employees could receive options to acquire shares of the Company’s common stock.  As of February 7, 2010, 15,046 stock options were issued and outstanding under this previous plan.  During the 40-week period ended November 13, 2010, 5,000 of these stock options expired and the remaining 10,046 were exercised at a price of $12.96.

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

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

Issuances of nonvested stock in the first three quarters of 2010 are summarized below:

Award Recipient	Compensation	Shares Awarded	Grant Date	Vesting Date

Board of Directors Members	Director Annual Retainers	16,017	2/12/2010	2/5/2011
Chairman of the Board	Retention - Q1	3,823	2/19/2010	5/1/2010
Executive Management	Retention - Long-term Incentive Plan	67,000	3/12/2010	(1)
Certain Management Members	Retention - Long-term Incentive Plan	22,000	3/29/2010	(1)
Executive Management and Certain Employees	2009 Performance	88,806	3/29/2010	2/5/2011
Board of Directors Members	Director Annual Retainers	21,356	4/15/2010	2/5/2011
Executive Chairman of the Board	Retention - Long-term Incentive Plan	17,162	4/19/2010	(2)
Senior Vice President, Operations	Retention - Long-term Incentive Plan	4,000	11/01/2010	(3)
(1)	Vest in 25% increments on the last day of the fiscal year over a four-year period commencing on February 5, 2011.
(2)	Vest in 25% increments on the last day of the fiscal year over a four-year period commencing on February 5, 2011, or earlier upon certain acceleration events.
(3)	Vest in 25% increments on the last day of the fiscal year over a four-year period commencing on February 4, 2012.

Changes in nonvested stock are as follows:

	40 Weeks Ended November 13, 2010
		Weighted-Average
	Shares	Grant-Date Value
Nonvested stock, beginning of period	528	$18.95
Granted	240,164	14.07
Vested	(3,823)	14.05
Forfeited	(15,263)	13.49
Nonvested stock, end of period	221,606	$14.08

Stock-based compensation expense related
to nonvested stock	$1,764,306

As of November 13, 2010, total unrecognized compensation cost related to nonvested stock was $1.6 million.  This unrecognized compensation cost will be recognized over a weighted-average remaining period of 0.9 years.

On August 25, 2010, the Company’s Board of Directors authorized a 1.0 million share open market repurchase program. Purchases under the share repurchase program may be made at the Company's discretion, subject to market conditions, in the open market, in privately-negotiated transactions or otherwise.  The Company has made no share repurchases under this program to date; however, has a plan in place to make such purchases when certain conditions are optimal.

On November 15, 2010, the Company declared a fourth quarter cash dividend of 25 cents per share which was paid on December 6, 2010, in the amount of $1.8 million, to shareholders of record as of November 29, 2010.

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

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

The following tables set forth the components of net periodic benefit cost for the defined benefit plans:

in thousands	16 Weeks Ended		16 Weeks Ended
	Pension Plan		Supplemental Retirement Plan
	November 13, 2010	November 14, 2009	November 13, 2010	November 14, 2009
Components of net periodic benefit costs:
Service cost	$-	$-	$-	$-
Interest cost	954	951	24	26
Expected return on plan assets	(953)	(967)	-	-
Amortization of prior service cost	-	-	-	-
Amortization of net loss (gain)	376	78	(24)	(47)

Net periodic benefit cost	$377	$62	$-	$(21)

in thousands	40 Weeks Ended		40 Weeks Ended
	Pension Plan		Supplemental Retirement Plan
	November 13, 2010	November 14, 2009	November 13, 2010	November 14, 2009
Components of net periodic benefit costs:
Service cost	$-	$-	$-	$-
Interest cost	2,384	2,378	61	65
Expected return on plan assets	(2,383)	(2,418)	-	-
Amortization of prior service cost	-	-	-	-
Amortization of net loss (gain)	941	196	(60)	(116)

Net periodic benefit cost	$942	$156	$1	$(51)

The Company contributed $1.3 million to its pension plan in the first three quarters of 2010 and estimates it will contribute a further $350,000 in fiscal year 2010.  Future contributions to the pension plan will be dependent upon legislation, future changes in discount rates and the earnings performance of plan assets.

NOTE 10 -	INCOME TAXES

In accordance with ASC Topic 740, “Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, the following required information is provided:

•
Unrecognized tax benefits were approximately $2.2 million and $2.7 million at November 13, 2010, and February 6, 2010, respectively.  The decrease in unrecognized tax benefits of approximately $500,000 results from the recognition of certain tax benefits due to statute closure.  Within the next 12 months, the Company anticipates the recognition of substantially all remaining uncertain tax benefits due to additional statute closure.  Recognition of these uncertain tax benefits will affect the tax rate.

•
The Company recognizes interest expense and penalties related to the above-unrecognized tax benefits within income tax expense.  Due to the nature of the unrecognized tax benefits, the Company had $29,000 and $21,000 accrued interest and penalties as of November 13, 2010, and February 6, 2010, respectively.

•
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, many states, and Mexican and Canadian jurisdictions.  The Company is generally no longer subject to U.S. federal income tax examination for the years prior to 2005 and 2006.  The tax years 2005 and 2008 are currently under examination.  There are currently no ongoing examinations by state taxing authorities.

During the third quarter of 2010, the Company determined that certain undistributed earnings of one foreign wholly-owned subsidiary would be remitted to the U.S. in the foreseeable future.  These earnings were previously considered permanently reinvested in the business and a deferred tax liability related to undistributed earnings was not recognized.  The tax effect of the remittance to be made in the foreseeable future has been fully offset by the reduction of a valuation allowance previously recognized against certain deferred tax assets that can be utilized when the remittance is made.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

NOTE 11 -	COMMITMENTS AND CONTINGENCIES

Standby Letters of Credit

As of November 13, 2010, the Company had standby letters of credit outstanding in the principal amount of $16.8 million primarily used in conjunction with the Company’s various large deductible insurance programs.

Settlement Commitment

The Company is obligated to remit Sears additional payments as stipulated in the settlement of the previous license agreement.  Under the terms of this settlement, the Company is obligated to pay Sears $150,000 due on December 31st in each of 5 successive years.  These amounts have been accrued in the Interim Consolidated Balance Sheet as of November 13, 2010.

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

The Company and two of its subsidiaries are defendants in a lawsuit entitled Chrissy Larkin, et al. v. CPI Corporation, Consumer Programs, Inc., d/b/a Sears Portrait Studios and CPI Images, LLC, d/b/a Sears Portrait Studios, filed August 12, 2010, in the United States District Court for the Western District of Wisconsin, Civil No. 3:10-cv-00411-wmc.  The Plaintiffs allege that the defendants failed to pay them for all compensable time worked to provide rest and meal periods under applicable laws and to reimburse them for business related expenses.  The Plaintiffs’ actions are based on alleged violations of the laws of a number of states and the Fair Labor Standards Act.  The Plaintiffs are seeking damages, declaratory and injunctive relief and statutory penalties for themselves and others similarly situated.  The Company and its subsidiaries filed an answer on September 27, 2010.  The parties are in the early stages of discovery.  The Company will contest collective action and class certification.  Because of the very early stage of the litigation, the Company is unable to predict or otherwise assess the outcome of these proceedings.

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

EXECUTIVE OVERVIEW

The Company’s Operations

CPI Corp. is a long-standing leader, based on sittings, number of locations and related revenues, in the professional portrait photography of young children, individuals and families.  From a single studio opened by our predecessor company in 1942, we have grown to 3,077 studios throughout the U.S., Canada, Mexico and Puerto Rico, principally under license agreements with Sears and Toys “R” Us and lease and license agreements with Walmart.  The Company has provided professional portrait photography for Sears’ customers since 1959 and has been the only Sears portrait studio operator since 1986.  CPI is the sole operator of portrait studios in Walmart Stores and Supercenters in all 50 states in the U.S., Canada, Mexico and Puerto Rico.

CPI entered into a license agreement, effective as of April 20, 2010, with Toys “R” Us (“TRU”) which grants CPI an exclusive license to operate photo studios in certain Babies “R” Us stores under the Kiddie Kandids name.  The term of the agreement expires on January 31, 2016.  The agreement allows CPI significant operating flexibility and collaborative marketing opportunities and provides for the opening of additional locations through October of 2011.  The agreement contains certain termination rights for both the Company and TRU.  The fees paid to TRU under the agreement are based upon the Gross Sales of the Studios operated under the agreement.

Management has determined the Company operates as a single reporting segment offering similar products and services in all locations.

As of the end of the third quarter in fiscal years 2010 and 2009, the Company’s studio counts were:

	November 13, 2010	November 14, 2009
Within Sears stores:
United States and Puerto Rico	862	873
Canada	110	110

Within Walmart stores:
United States and Puerto Rico	1,535	1,552
Canada	259	259
Mexico	104	115

Within Babies "R" Us stores in the United States	150	-

Locations not within above host stores	57	29

Total	3,077	2,938

Locations not within Sears, Walmart or Babies “R” Us stores include 22 free-standing SPS studio locations, 15 Shooting Star locations (located within Buy Buy Baby stores) and 20 Kiddie Kandids mall locations.

RESULTS OF OPERATIONS

A summary of consolidated results of operations and key statistics follows:

in thousands, except share and per share data	16 Weeks Ended		40 Weeks Ended
	November 13, 2010	November 14, 2009	November 13, 2010	November 14, 2009

Net sales	$106,174	$107,286	$278,086	$282,130

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	7,516	8,032	19,882	21,643
Selling, general and administrative expenses	102,220	99,940	244,920	245,480
Depreciation and amortization	5,267	6,320	14,088	17,913
Other charges and impairments	3,645	1,144	2,889	3,751
	118,648	115,436	281,779	288,787

Loss from operations	(12,474)	(8,150)	(3,693)	(6,657)

Interest expense	892	2,479	3,225	5,694
Interest income	9	67	16	103
Other income, net	170	236	829	253

Loss before income tax benefit	(13,187)	(10,326)	(6,073)	(11,995)
Income tax benefit	(5,474)	(3,524)	(3,082)	(4,094)

NET LOSS	$(7,713)	$(6,802)	$(2,991)	$(7,901)

NET LOSS PER COMMON SHARE

Net loss per common share - diluted	$(1.05)	$(0.97)	$(0.41)	$(1.13)

Net loss per common share - basic	$(1.05)	$(0.97)	$(0.41)	$(1.13)

Weighted average number of common and common equivalent
shares outstanding - diluted	7,312,019	7,003,832	7,271,226	6,987,746

Weighted average number of common and common equivalent
shares outstanding - basic	7,312,019	7,003,832	7,271,226	6,987,746

16 weeks ended November 13, 2010 compared to 16 weeks ended November 14, 2009
The Company reported a net loss of ($7.7 million) and ($6.8 million), or ($1.05) and ($0.97) per diluted share, for the 16-week third quarters ended November 13, 2010, and November 14, 2009, respectively.  Excluding other charges and impairments in each period, the loss per share was down in the third quarter of 2010 at ($0.75) versus ($0.87) in the prior year comparable period.  Earnings in the period were significantly affected by comparable store sales declines, a special commission adjustment, and increased employee insurance and workers’ compensation expense, offset by lower production, labor and advertising costs as well as lower interest expense and depreciation.  Foreign currency translation effects and the Kiddie Kandids studio operations did not have a material impact on the Company’s net earnings in the third quarter of 2010.

 Net sales totaled $106.2 and $107.3 million in the third quarters of fiscal 2010 and 2009, respectively.

●
Net sales for the third quarter of fiscal 2010 decreased $1.1 million, or 1%, to $106.2 million from the $107.3 million reported in the fiscal 2009 third quarter.  Excluding the positive impacts of net store openings ($7.2 million), net revenue recognition change ($1.0 million), foreign currency translation ($800,000), and other items totaling $500,000, comparable same-store sales decreased approximately 10%.

Net sales from the Company’s PictureMe Portrait Studio® (PMPS) brand, on a comparable same-store basis, excluding impacts of net revenue recognition change, foreign currency translation, store closures and other items totaling $1.3 million, decreased 6% in the third quarter of 2010 to $56.5 million from $60.1 million in the third quarter of 2009.  The decrease in PMPS sales performance for the third quarter was the result of an 11% decrease in the number of sittings, offset in part by a 6% increase in average sale per customer sitting.

Net sales from the Company’s Sears Portrait Studio (SPS) brand, on a comparable same-store basis, excluding impacts of net revenue recognition change and other items totaling $300,000, decreased 13% in the third quarter of 2010 to $45.8 million from $52.8 million in the third quarter of 2009.  SPS sales performance for the third quarter was the result of a 10% decline in the number of sittings and a 4% decline in average sale per customer sitting versus the prior-year quarter.

Net sales from the Company’s Kiddie Kandids studio operations, excluding the impact of net revenue recognition change totaling ($300,000), contributed $8.2 million in net sales in the third quarter of 2010.

Costs and expenses were $118.6 million in the third quarter of 2010, compared with $115.4 million in the comparable prior year period.

●
Cost of sales, excluding depreciation and amortization expense, declined to $7.5 million in the third quarter of 2010, from $8.0 million in the third quarter of 2009 due to lower overall production levels as well as continuing productivity improvements.

●
Selling, general and administrative (SG&A) expense increased to $102.2 million in the third quarter of 2010 from $99.9 million in the prior-year quarter, primarily due to the inclusion of costs associated with the newly opened Kiddie Kandids studios, as well as a special commission adjustment arising from certain contractual undertakings under the host agreement, employee insurance as a result of unfavorable claim activity and worker’s compensation due to loss experience adjustments.  These increases were offset in part by reductions in SPS and PMPS studio employment costs from improved scheduling, selected operating hour reductions and studio closures, a decline in host commission expense due to lower sales levels and reduced advertising costs.

●
Depreciation and amortization expense was $5.3 million in the third quarter of 2010, compared with $6.3 million in the third quarter of 2009.  Depreciation expense decreased as a result of the full depreciation of certain assets acquired in connection with the 2007 acquisition of PCA and the closure of certain PMPS locations during fiscal years 2009 and 2010.

●
In the third quarter of 2010, the Company recognized $3.6 million in other charges and impairments, compared with $1.1 million in the third quarter of 2009.  The current quarter charges include a downward adjustment to the carrying value of a large facility previously classified as “held for sale” and the write-off of debt fees related to the Company’s former credit facility as a result of its new revolving credit facility.  The prior-year charge primarily related to lab closures.

Interest expense declined $1.6 million in the third quarter of 2010 to $900,000 from $2.5 million in the third quarter of 2009.  The decrease is primarily a result of lower average borrowings and favorable interest rates as a result of the new credit facility.

Income tax benefit was $5.5 million and $3.5 million in the third quarters of 2010 and 2009, respectively.  The resulting effective tax rates were 42% and 34% in 2010 and 2009, respectively.  The increase in the effective tax rate in the third quarter of 2010 was primarily due to certain tax benefits recognized related to a previous uncertain tax position and miscellaneous tax return adjustments.

40 weeks ended November 13, 2010 compared to 40 weeks ended November 14, 2009
The Company reported a net loss of ($3.0 million) and ($7.9 million), or ($0.41) and ($1.13) per diluted share, for the first three quarters ended November 13, 2010, and November 14, 2009, respectively.  Excluding other charges and impairments in each period, the loss per share was down in the first three quarters of 2010 at ($0.16) versus ($0.80) in the prior year comparable period.  Earnings in the first three quarters of 2010 were significantly affected by comparable store sales declines, a special commission adjustment and increases in amortization, workers’ compensation, pension and employee insurance expense, offset by lower production, labor and advertising costs, other charges and impairments, interest expense and depreciation.  Foreign currency translation effects and the Kiddie Kandids studio operations did not have a material impact on the Company’s net earnings in the first three quarters of 2010.

Net sales totaled $278.1 million and $282.1 million in the first three quarters of fiscal 2010 and 2009, respectively.

●
Net sales for the first three quarters of fiscal 2010 decreased $4.0 million, or 1%, to $278.1 million from the $282.1 million reported in the fiscal 2009 first three quarters.  Excluding the positive impacts of net store openings ($7.6 million), foreign currency translation ($4.0 million), revenue deferral related to the Company’s loyalty programs ($1.1 million), net revenue recognition change ($1.0 million), E-Commerce ($900,000) and other items totaling $500,000, comparable same-store sales decreased approximately 7%.

Net sales from the Company’s PictureMe Portrait Studio® (PMPS) brand, on a comparable same-store basis, excluding impacts of store closures, foreign currency translation, net revenue recognition change, revenue deferral related to the loyalty program, E-Commerce and other items totaling $3.3 million, decreased 2% in the first three quarters of 2010 to $148.7 million from $152.5 million in the first three quarters of 2009.  The decrease in PMPS sales performance for the first three quarters was the result of an 8% decrease in the number of sittings, offset in part by a 6% increase in average sale per customer sitting.

Net sales from the Company’s Sears Portrait Studio (SPS) brand, on a comparable same-store basis, excluding impacts of store closures, foreign currency translation and other items totaling $900,000, decreased 11% in the first three quarters of 2010 to $118.9 million from $134.2 million in the first three quarters of 2009.  The decrease in SPS sales performance for the first three quarters was the result of a 9% decline in the number of sittings and a 3% decline in average sale per customer sitting.

Net sales from the Company’s Kiddie Kandids studio operations, excluding the impact of net revenue recognition change totaling ($1.0 million), contributed $11.9 million in net sales in the first three quarters of 2010.

Costs and expenses were $281.8 million in the first three quarters of 2010, compared with $288.8 million in the comparable prior year period.

•
Cost of sales, excluding depreciation and amortization expense, declined to $19.9 million in the first three quarters of 2010, from $21.6 million in the first three quarters of 2009.  The decrease is principally attributable to lower overall manufacturing production levels, improved product mix and increased productivity from lab consolidations.

•
Selling, general and administrative (SG&A) expense declined to $244.9 million in the first three quarters of 2010 from $245.5 million in the first three quarters of 2009, primarily due to reductions in studio employment costs from improved scheduling, selected operating hour reductions and studio closures, a decline in host commission expense due to lower sales levels and reduced advertising costs.  Partially offsetting these declines were increases in employment expense related to the Kiddie Kandids operations in the first three quarters of 2010, amortization expense as a result of larger stock bonuses awarded coupled with a higher stock price value in the current year compared to the prior year, worker’s compensation due to loss experience adjustments, pension expense due to changes in the discount rates and employee insurance as a result of unfavorable claim activity as well as a special commission adjustment arising from certain contractual undertakings under the host agreement.

●
Depreciation and amortization expense was $14.1 million in the first three quarters of 2010, compared with $17.9 million in the first three quarters of 2009.  Depreciation expense decreased as a result of the full depreciation of certain assets acquired in connection with the 2005 digital conversion of SPS and 2007 acquisition of PCA and the closure of certain PMPS locations during fiscal years 2009 and 2010.

•
In the first three quarters of 2010, the Company recognized $2.9 million in other charges and impairments, compared with $3.8 million in the first three quarters of 2009.  The current year charges primarily include a downward adjustment to the carrying value of a large facility previously classified as “held for sale”, costs related to the Kiddie Kandids operations and the write-off of debt fees related to the Company’s former credit facility as a result of its new revolving credit facility.  These charges were offset in part by a gain on sale of the Brampton, Ontario facility and an early termination fee received from Walmart in relation to certain early PMPS store closures.  The prior year charge primarily related to lab closures, proxy contest fees and litigation costs.

Interest expense was $3.2 million and $5.7 million for the first three quarters of 2010 and 2009, respectively.  The decrease primarily resulted from a change in the interest rate swap value (which expired in the third quarter of 2010) and lower average borrowings.

Income tax benefit was $3.1 million and $4.1 million in the first three quarters of 2010 and 2009, respectively.  The resulting effective tax rates were 51% and 34% in 2010 and 2009, respectively.   The increase in the effective tax rate in the first three quarters of 2010 was primarily due to certain tax benefits recognized related to a previous uncertain tax position and miscellaneous tax return adjustments.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of the Company’s cash flows for the first three quarters of 2010 and 2009:

in thousands	40 Weeks Ended
	November 13, 2010	November 14, 2009
Net cash (used in) provided by:
Operating activities	$15,948	$142
Financing activities	(15,914)	(12,563)
Investing activities	(8,936)	(3,052)
Effect of exchange rate changes on cash	(380)	94
Net decrease in cash	$(9,282)	$(15,379)

Net Cash Provided By Operating Activities

Net cash provided by operating activities was $15.9 million and $142,000 during the first three quarters of 2010 and 2009, respectively. Cash flows in the first three quarters of 2010 increased from the first three quarters of 2009 levels primarily due to the change in net operating loss and the timing of payments related to changes in the various balance sheet accounts totaling approximately $8.1 million, accelerated Walmart commissions of $3.9 million in the first three quarters of 2009, reduced interest paid of $3.3 million and a decrease in advertising spend of $1.5 million.  These increases were offset in part by an increase in bonus payouts of $1.0 million.

Net Cash Used In Financing Activities

Net cash used in financing activities was $15.9 million in the first three quarters of 2010 compared to $12.6 million in the first three quarters of 2009.  The increase in cash used is primarily attributable to an increase in cash dividends paid of $1.4 million, a net increase in the repayment of debt of $1.3 million and an increase in the payment of debt issuance costs of $600,000.

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

As of November 13, 2010, the Company had $68.0 million outstanding under its new credit facility.  The Company used the proceeds from the new credit facility to pay down the remaining debt on the former facility.  The Company incurred approximately $1.6 million in issuance costs in the third quarter of 2010 associated with the new credit facility.  These fees will be amortized on a straight-line basis over the life of the revolving commitment since there are no borrowings or repayments scheduled.  The Company wrote off $1.1 million in unamortized debt fees in the third quarter of 2010 related to the former facility.  This charge was recorded in Other charges and impairments in the third quarter of 2010.

The Company was in compliance with all the covenants under its Credit Agreement as of November 13, 2010.

As of December 20, 2010, the Company has net debt (defined as total debt less total cash and cash equivalents) of approximately $35.1 million.

As part of the Company’s former credit facility, the Company had entered into an interest rate swap agreement to manage the interest rate risk on a portion of its term loan.  This swap agreement expired on September 17, 2010.  The fixed rate gain related to this agreement was $2.0 million and $878,000 for the first three quarters of fiscal year 2010 and 2009, respectively, which is included in Interest expense for those respective periods.

Additionally, on August 25, 2010, the Company’s Board of Directors authorized a 1.0 million share open market repurchase program. Purchases under the share repurchase program may be made at the Company's discretion, subject to market conditions, in the open market, in privately-negotiated transactions or otherwise.  The Company has made no share repurchases under this program to date; however, has a plan in place to make such purchases when certain conditions are optimal.

Net Cash Used In Investing Activities

Net cash used in investing activities was $8.9 million during the first three quarters of 2010 compared to $3.1 million during the first three quarters of 2009.  The increase in cash used was primarily attributable to the increase in capital spend of $7.6 million due in part to the acquisition of certain Kiddie Kandids assets in the first quarter of 2010, remodel expenditures in certain PMPS studios, additional Kiddie Kandids equipment and the opening of new Kiddie Kandids studio locations and certain hardware and software.  This increase in cash used was offset in part by a $2.1 million increase in proceeds received from the sale of certain assets held for sale.

Off-Balance Sheet Arrangements

Other than standby letters of credit primarily used to support the Company’s various large deductible insurance programs, the Company has no additional significant off-balance sheet arrangements.

Commitments and Contingencies

Standby Letters of Credit

As of November 13, 2010, the Company had standby letters of credit outstanding in the principal amount of $16.8 million primarily used in conjunction with the Company’s various large deductible insurance programs.

Settlement Commitment

The Company is obligated to remit Sears additional payments as stipulated in the settlement of the previous license agreement.  Under the terms of this settlement, the Company is obligated to pay Sears $150,000 due on December 31st in each of 5 successive years.  These amounts have been accrued in the Interim Consolidated Balance Sheet as of November 13, 2010.

Liquidity

Cash flows from operations, cash and cash equivalents and the borrowing capacity under the revolving portion of the Company’s Credit Agreement, represent expected sources of funds in 2010 to meet the Company’s obligations and commitments, including debt service, annual dividends to shareholders, planned capital expenditures, which are estimated to approximate $10.5 million, excluding the initial purchase of certain Kiddie Kandids, LLC assets, for fiscal year 2010, and normal operating needs.

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

Long-Lived Asset Recoverability

In accordance with ASC Topic 360, “Property, Plant, and Equipment” (“ASC Topic 360”) long-lived assets, primarily property and equipment, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  The impairment test, as prescribed under ASC Topic 360, is a two-step process.  If the carrying value of the asset exceeds the expected future cash flows (undiscounted and without interest) from the asset, impairment is indicated.  The impairment loss recognized is the excess of the carrying value of the asset over its fair value.  As of November 13, 2010, no impairment was indicated for assets held and used with the exception of the Matthews facility.  The Company recorded a $1.9 million impairment charge in Other charges and impairments in the third quarter of 2010, related to its Matthews facility previously classified as “held for sale”; see Note 4 of the interim consolidated financial statements for further discussion.

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

The Company performs its annual impairment test at the end of its second quarter, or more frequently if circumstances indicate the potential for impairment.  As of July 24, 2010, the end of the Company’s 2010 second quarter, the Company completed its annual impairment test and concluded that the estimated fair value of its reporting unit substantially exceeded its carrying value, and therefore, no impairment was indicated. As of November 13, 2010, the end of the Company’s 2010 third quarter, the Company considered possible impairment triggering events since the July 24, 2010, impairment test date, including its market capitalization relative to the carrying value of its net assets, as well as other relevant factors, and concluded that no goodwill impairment was indicated at that date.  The Company has one goodwill reporting unit, which is currently not at risk of failing the step-one impairment test.

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

As of November 13, 2010, the Company considered possible impairment triggering events, including projected cash flow data, as well as other relevant factors, and concluded that no impairment was indicated at that date.  It is possible that changes in circumstances, assumptions or estimates, including historical and projected cash flow data, utilized by the Company in its evaluation of the recoverability of its intangible assets with definite useful lives, could require the Company to write-down its intangible assets and record a non-cash impairment charge, which could be significant, and would adversely affect the Company’s financial position and results of operations.

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

At November 13, 2010, all of the Company’s debt obligations have floating interest rates.  The impact of a 1% change in interest rates affecting the Company’s debt would increase or decrease interest expense by approximately $680,000.

The Company’s net assets, net earnings and cash flows from its Canadian and Mexican operations are based on the U.S. dollar equivalent of such amounts measured in the respective country’s functional currency.  Assets and liabilities are translated to U.S. dollars using the applicable exchange rates as of the end of a reporting period.  Revenues, expenses and cash flows are translated using the average exchange rate during each period.  The Company’s Canadian operations constitute 14% of the Company’s total assets and 14% of the Company’s total sales as of and for the 40 weeks ended November 13, 2010.  A hypothetical 10% unfavorable change in the Canadian-to-U.S. dollar exchange rate would cause an approximate $1.1 million decrease to the Company’s net asset balance and could materially adversely affect its revenues, expenses and cash flows.  The Company’s exposure to changes in foreign exchange rates relative to the Mexican operations is minimal, as Mexican operations constitute only 1% of the Company’s total assets and 2% of the Company’s total sales as of and for the 40 weeks ended November 13, 2010.

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

Under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of November 13, 2010.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of November 13, 2010.

b)	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended November 13, 2010, which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 of the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

By:           /s/Dale Heins
_____________________________________
Dale Heins
Executive Vice President, Finance, Treasurer
and Chief Financial Officer
(Principal Financial Officer)

By:           /s/Rose O'Brien
____________________________________
Rose O’Brien
Vice President, Corporate Controller
(Principal Accounting Officer)

Date: December 21, 2010

CPI CORP.
E-1
EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

10.51	Form of LTIP Restricted Stock Award Agreement, filed within this Form 10-Q as Exhibit 10.51.

11.1	Computation of Per Common Share Loss - Diluted - for the 16 and 40 weeks ended November 13, 2010, and November 14, 2009.

11.2	Computation of Per Common Share Loss - Basic - for the 16 and 40 weeks ended November 13, 2010, and November 14, 2009.

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934 by the Chief Executive Officer.

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934 by the Chief Financial Officer.

32.0	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
by the Chief Executive Officer and the Chief Financial Officer.