Form 10-K
period 2011-02-05
CPI CORP
filed 2011-04-21
CIK 25354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 5, 2011                                                                                or

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

Large accelerated filer ☐   Non-accelerated filer ☐   Accelerated filer ☒   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐Yes     ☒No

As of July 24, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $147,828,000 based on the closing sales price of the common stock as reported on the New York Stock Exchange.

As of April 15, 2011, 7,004,079 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Annual Report incorporates by reference certain information from the registrant’s definitive proxy statement for the 2011 annual meeting of the shareholders, which the registrant intends to file with the Securities and Exchange Commission no later than 120 days after the close of the registrant’s fiscal year ended February 5, 2011.

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

PART I
Item 1.              Business

An Overview of the Company

CPI Corp. (“CPI”, the “Company” or “we”), a Delaware corporation formed in 1982, is a long-standing leader, based on sittings, number of locations and related revenues, in the professional portrait photography of young children, individuals and families.  From a single studio opened by our predecessor company in 1942, we have grown to 3,084 studios, as of February 5, 2011, throughout the U.S., Canada, Mexico and Puerto Rico, principally under lease and license agreements with Walmart Stores, Inc. (“Walmart”) and license agreements with Sears, Roebuck and Co. (“Sears”) and Toys “R” Us – Delaware, Inc. (“TRU”).

Since 2007, the Company has provided professional portrait photography for Walmart customers and has been the sole operator of portrait studios in Walmart stores and supercenters in all fifty states in the U.S., Canada, Mexico and Puerto Rico.  For purposes of this report, the Walmart studio operations are operating within CPI Corp. under the trade names PictureMe Portrait Studio® in the U.S., Walmart Portrait Studios in Canada and Estudios Fotografia de Walmart in Mexico, collectively “PMPS” or the “PMPS brand”.  The Company has also provided professional portrait photography for Sears’ customers since 1959 and has been the only Sears portrait studio operator since 1986.

Effective as of April 20, 2010, the Company entered into a license agreement with Toys “R” Us – Delaware, Inc. (“Toys “R” Us” or “TRU”) which grants the Company an exclusive license to operate photo studios in certain Babies “R” Us stores under the Kiddie Kandids name.  The term of the agreement expires on January 31, 2016.  The agreement allows CPI significant operating flexibility and collaborative marketing opportunities and provides for the opening of additional locations through October of 2011.  The agreement contains certain termination rights for both the Company and TRU.  The fees paid to TRU under the agreement are based upon the Gross Sales of the Studios operated under the agreement.  Separately, in the first quarter of 2010, the Company also acquired certain assets of Kiddie Kandids, LLC in an auction approved by the United States Bankruptcy Court for the District of Utah (the “Kiddie Kandids, LLC asset acquisition”).

On January 26, 2011, the Company acquired substantially all of the assets and certain liabilities of Bella Pictures, Inc., a leading provider of branded wedding photography services (the “Bella Pictures® Acquisition”).  The operations acquired through the Bella Pictures® Acquisition are conducted through the Company’s newly formed subsidiary, Bella Pictures Holdings, LLC (“Bella Pictures®”).  The Bella Pictures® Acquisition significantly expands the Company’s mobile photography operations and offers customers high-quality wedding photography and videography services and products in most major U.S. markets through a network of certified photographers and videographers.  The Company’s strong digital capabilities and infrastructure, combined with outstanding customer service skills, will allow it to provide exceptional value to couples across a wide spectrum of offerings and price points, while greatly expanding its sales beyond the traditional holiday season.

As of February 5, 2011, PMPS operates 1,904 studios worldwide, including 1,536 in the U.S. and Puerto Rico, 260 in Canada and 108 in Mexico, Sears Portrait Studios (“SPS” or the “SPS brand”) operates 992 studios worldwide, including 882 in the U.S. and Puerto Rico and 110 in Canada, and Kiddie Kandids Portrait Studios (“KKPS” or the “KKPS brand”) operates 171 studios in the U.S. Approximately $96.9 million, $14.5 million and $2.3 million of long-lived assets are used in our domestic, Canadian and Mexican operations, respectively, as of February 5, 2011.  The Company generated fiscal year 2010 net sales of $340.7 million, $57.6 million and $8.7 million related to its domestic, Canadian and Mexican operations, respectively, which accounted for 84%, 14% and 2% of total revenues in fiscal year 2010, respectively.

We operate websites which support and complement our Walmart, Sears and Toys “R” Us studio operations.  These websites serve as vehicles to archive, share portraits via email (after a portrait session) and order additional portraits and products.  In 2010, revenues from on-line sales and services related to these websites were approximately $3.7 million.  In connection with the Bella Pictures® Acquisition, we also operate a website for Bella Pictures® which serves as a vehicle to reserve/book weddings, select specialized, unique product offerings and view/edit photographs and videos from the wedding day.

The Company’s Products and Services

Each of the Company’s portrait studio brands offers customers a wide range of differentiated portrait products, portrait choices, ordering options and service offerings with digital capabilities.  CPI’s full digital process offers significant advantages compared to other portrait providers, including being the only company that employs trained digital technicians who optimize portrait quality during the manufacturing process.  For definition purposes, a package sitting consists of a fixed number of portraits, all of the same pose, for a relatively low price.  Package customers may buy additional portrait sheets for a fee.  A custom sitting consists of portraits purchased by the sheet and allows for a variety of sizes, poses and backgrounds.  A collection sitting consists of a predetermined number of portraits bundled together at significant savings.

Our PMPS brand focuses on the sales of packages and portrait collections.  Our trial packages are offered in all studios and consist of low-priced advertised “introductory” offers that provide a high volume of portraits with less customization and more limited selections.  Our associates offer customers the opportunity to upgrade to portrait collections in which customers receive a greater variety in terms of poses, sizes and customization.  There are no session fees in our PMPS studios.  Our SPS brand focuses on customized, more traditional portrait solutions that provide a wide variety of selection, customization and an enhanced studio experience.  Our KKPS brand focuses on a variety of contemporary and traditional baby, young children and family photographic styles while offering unique and customizable portrait collections, supplemented by specialty product portrait offerings.  Due to the wide variety and customization allowed within our Sears and Kiddie Kandids studios, the customer is charged a session fee.

Each brand offers customers the opportunity to join a portrait savings club.  Each club requires a one-time membership fee for a certain enrollment period, which is currently one year.  PMPS Portrait Smiles Club, Sears’ Super Saver Program and Kiddie Kandids Portrait Club members receive exclusive and additional savings on products and services and a free portrait sheet on each returning visit.  Additionally, Sears’ Super Saver Program and Kiddie Kandids Portrait Club members pay no session fees for the enrollment period.  Both of these plans were designed to promote customer loyalty while encouraging frequent return visits to the studio.

In SPS and KKPS studios, high-resolution images are transmitted electronically to one of our processing centers for fulfillment and/or customer orders can be printed immediately in the studio.  On-site printing is available for only limited PMPS studios.  All studios offer same-day portraits with full copyright on a portrait CD.  Our processing centers complete the customer’s orders to their specifications and return them to the studio for pick-up.  Orders placed in studios are generally available for pick-up within 5-10 days from the time of order.

PMPS, SPS and KKPS studios have the ability to upload images from any portrait session to our safe and secure websites.  With a code and individualized passwords, our customers can view their images from home, share them via email with family and friends, post them on Facebook and other social media sites and place orders online for portraits or gifts such as personalized t-shirts, mugs, mouse pads and more.

In connection with the Bella Pictures® Acquisition in fiscal year 2010, the Company has significantly expanded its mobile photography operations and offers customers high-quality wedding photography and videography services and products in most major U.S. markets through a national network of certified photographers and videographers.  The Company’s strong digital capabilities and infrastructure, combined with outstanding customer service skills, position us to provide exceptional value to couples across a wide spectrum of offerings and price points, while expanding our sales beyond the traditional holiday season.

Bella Pictures® offers services and products for wedding packages which consist of wedding photographer services to photograph the wedding and the production of digital negative compact discs, prints and various combinations of albums.  Bella Pictures® also offers pre-wedding engagement photography and wedding video services.  Bella Pictures® uses a photojournalistic approach to photographing weddings with the goal of telling the story of the customer’s wedding day.

Bella Pictures®’ customers also have the ability to book/order their wedding services and products through a website the Company maintains.  Through this website, customers can reserve/book weddings, select specialized, unique product offerings and view/edit photographs and videos from the wedding day.

Financial and Other Business Information

See Item 8 – Financial Statements and Supplementary Data for information on our financial condition, including revenues and net earnings for each of the last three fiscal years.  For geographic related information, see Note 1 to the Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies.

The Company’s results of operations for the fiscal year 2010 were adversely impacted as a result of the challenging economic environment, which has continued to affect discretionary purchases such as portraiture.  As part of the Company’s continuing response to the market challenges, it has executed a number of cost reductions, which include delay or cancellation of certain expenditures.  See Item 1A – Risk Factors and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information related to market challenges.

The Company’s Host Relationships

Walmart

On June 8, 2007, the Company acquired substantially all of the assets of Portrait Corporation of America (“PCA”) and certain of its affiliates and assumed certain liabilities of PCA (the “PCA Acquisition”) and became the sole operator of portrait studios in Walmart Stores and Supercenters in the U.S., Canada, Mexico and Puerto Rico.  The Company operates under the trade names PictureMe Portrait Studio® in the U.S., Walmart Portrait Studios in Canada and Estudios Fotografia de Walmart in Mexico.  As of February 5, 2011, the Company operated 1,904 studios in Walmart locations worldwide and approximately 52% of our fiscal 2010 revenue was derived from sales within Walmart.  In fiscal year 2010, the Company closed 31 Walmart studios due to underperformance.  As of April 18, 2011, the Company has closed 2 such locations in fiscal year 2011.  We are not aware of any specific intentions Walmart has to close a significant number of existing stores that contain our portrait studios.  There can be no assurance that some such closures may not occur in the future thus resulting in the concurrent closure of some of our existing portrait studios.  The closure of a significant number of Walmart stores that result in the closing of related portrait studios, to the extent such closures are not offset by openings of portrait studios in new Walmart stores, could have an adverse impact on the Company’s operations. As part of the PCA Acquisition, we assumed certain preexisting lease and license agreements between PCA and Walmart.  These agreements are summarized below.

Effective June 8, 2007, the Company entered into the U.S. Master Lease Agreement (the “Agreement”), negotiated by PCA and Walmart during PCA’s bankruptcy proceedings, which requires us to pay a rental fee to Walmart based upon a percentage of sales of our studios operating in Walmart’s U.S. stores.  On September 8, 2010, the Company entered into an amendment (the “Amendment”) with Walmart to this Agreement which extended the lease term from January 31, 2013 to January 31, 2016, with one three-year option to extend by mutual agreement of the parties.  As of February 5, 2011, we operated 1,536 U.S. studios under this Agreement.

Our relationship with Walmart Canada Corp. is governed by an amended and restated license agreement effective January 1, 2006.  We are required to pay Walmart Canada a license fee based on a percentage of the sales of our portrait studios operated in Walmart’s Canadian stores.  The agreement has a five-year term, and Walmart Canada has an option to renew for two renewal periods of two years each.  Studios that were in operation on the effective date of this agreement are subject to a license schedule, which specifies expiration dates for those specific studios.  Based on this license schedule, our Canadian studios’ licenses expire as follows: 121 in 2011, 111 in 2012, 20 in 2013, 4 in 2014 and 2 in 2015.  Although we anticipate that these agreements will renew, there is no assurance of such.  As of February 5, 2011, we operated 260 studios under the agreement with Walmart Canada.

Within Mexico, our relationship with Nueva Walmart De Mexico, S de R.L. de C.V. ("Nueva Walmart De Mexico") is governed by an agreement dated as of June 1, 2002, for the first 44 studios. New agreements, with the same terms, are entered into as additional studios are added in Mexico. The agreements run for an undefined period of time. Neither party may terminate an agreement for a studio during the studio's first year of operation; thereafter, either party may terminate the agreement with respect to a studio by giving the other party written notice 30 days prior to the termination date.  Under these agreements, Nueva Walmart De Mexico is compensated based upon a percentage of our total sales in all Walmart studios in Mexico.  As of February 5, 2011, we operated in 108 Nueva Walmart De Mexico studios.

Sears

We have enjoyed a strong relationship with Sears for over 50 years under a series of license agreements, the most recent of which was entered into on December 22, 2008, pursuant to which the Company operates professional portrait studios at Sears locations in the U.S.

Pursuant to the terms and subject to the conditions of the License Agreement, we operate professional portrait studios under the name “Sears Portrait Studios.” The term of the License Agreement commenced on January 1, 2009, and ends on December 31, 2014.  The Company has the right to extend the License Agreement for up to four additional years if (i) it makes over a certain amount of capital expenditures with respect to Sears U.S. studios that are approved by Sears within a 12 month period, (ii) the net sales under the contract satisfy certain sales growth targets in 2013 or (iii) the Company pays Sears the amount that we would have owed Sears if the sales growth targets were met (taking into account amounts already paid to Sears).  Under the License Agreement, the Company pays Sears a percentage commission on the net sales of the Sears U.S. studios and shares with Sears a portion of actual savings from operating productivity improvements implemented through the cooperation of the parties.   Under the terms of our existing License Agreement with Sears in the United States, Sears is under no contractual obligation to invite us to open portrait studios in their new stores.  Once we do establish a portrait studio in a new Sears store, that studio is then governed by the terms of our existing License Agreement.

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

As of February 5, 2011, the Company operated 969 studios located in Sears stores and 23 freestanding studios under the Sears name in the U.S. and approximately 43% of our fiscal 2010 revenue was derived from sales within Sears.  We provide all studio furniture, equipment, fixtures, leasehold improvements and advertising and are also responsible for hiring, training and compensating our employees.  As a Sears licensee in studios located in Sears stores, we enjoy the benefits of using the Sears name, access to prime retail locations, Sears’ daily cashiering and bookkeeping systems, store security services and Sears’ assumption of certain credit card fees and credit and check authorization risks.  Our customers also have the convenience of using their Sears credit cards to purchase our products and services.  As a Sears licensee in freestanding studios under the Sears name in the U.S., we pay rent and utilities at each of these locations and benefit from the use of the Sears name.

The Company operates professional portrait studios in 110 Sears locations in Canada pursuant to a six-year license agreement with Sears Canada, Inc., a subsidiary of Sears (“Sears Canada, Inc.”), effective August 19, 2009.  The Company pays Sears a license fee in Canadian dollars based on total annual net sales.  The Company provides all studio furniture, equipment, fixtures and advertising and is responsible for hiring, training and compensating its employees.

Throughout the period of our relationship with Sears, Sears has never terminated the operation of any of our studios, except in connection with Sears store closings.  In fiscal year 2010, the Company closed 15 related Sears studios.  While Sears has closed 5 such stores as of April 18, 2011, in fiscal year 2011, we are not aware of any specific intentions to close a significant number of existing full-line, mall-based stores that contain our portrait studios.  There can be no assurance that some such closures may not occur in the future thus resulting in the concurrent closure of some of our existing portrait studios.  The closure of a significant number of Sears full-line, mall-based stores that result in the closing of related portrait studios, to the extent such closures are not offset by openings of portrait studios in new Sears stores or other formats or venues, could have an adverse impact on the Company’s operations.  The Company also closed 9 of its freestanding SPS locations due to underperformance as of April 18, 2011, in fiscal year 2011.

Toys “R” Us

Effective as of April 20, 2010, the Company entered into a license agreement with Toys “R” Us (“TRU”) which grants the Company an exclusive license to operate photo studios in certain Babies “R” Us stores under the Kiddie Kandids name.  The term of the agreement expires on January 31, 2016.  The agreement allows CPI significant operating flexibility and collaborative marketing opportunities and provides for the opening of additional locations through October of 2011.  The agreement contains certain termination rights for both the Company and TRU.  The fees paid to TRU under the agreement are based upon the Gross Sales of the Studios operated under the agreement.  As of February 5, 2011, the Company operated 150 studios located in Babies “R” Us stores and 21 Kiddie Kandids mall locations.  Approximately 5% of our fiscal year 2010 revenue was derived from KKPS sales.

The Company provides all studio furniture, equipment, fixtures, leasehold improvements and advertising and is also responsible for hiring, training and compensating its employees.  As a licensee in studios located in Babies “R” Us stores, we enjoy the benefits of access to prime retail locations and store security services.  As a licensee in freestanding mall locations under the Kiddie Kandids name in the U.S., we pay rent and utilities at each of these locations.

Industry Background and Competition

We compete in a highly fragmented domestic professional portrait photography industry, estimated to be over $6.5 billion. The primary customer categories within the industry are babies, preschoolers, school-age children (including youth sports and graduation portraits), adults, families/groups, weddings, passports and churches.  Other categories include: cruise ships, conventions/events, glamour and business portraits.  Our competitors include large studio chains operating in national retailers, other national free-standing portrait studio companies, national school and church photographers and a large number of independent portrait photography and videography providers.  The majority of the industry is comprised of small, independent photography companies and individual photographers.

Like CPI’s studio operations, other portrait photography companies provide services in retail hosts. These companies and their retail hosts include LifeTouch (JC Penney and Target) and Olan Mills (K-Mart, Belk’s, Meijer’s and Macy’s). We believe that we are the largest of these competitors based on revenues generated in the respective retail hosts.  A number of other companies in the professional portrait photography industry operate free-standing studios on a national, regional or local basis.  Among the more sizeable of these companies are Picture People and Portrait Innovations, which operate independent mall-based or strip mall locations.

Our studio competitors generally compete on the basis of the following: price, service, quality, location, product mix and convenience, including the immediate fulfillment of finished portraits at the time of the portrait session.  Many competitors focus heavily on price and commonly feature large portrait packages at aggressively low prices in mass marketing promotions.  Some of these same competitors have eliminated all sitting or session fees.

Our PMPS brand focuses on the sales of packages and portrait collections.  While our products and services are some of the lowest priced in the industry, we do not feel that we are offering lesser value.  In fact, it is our lower price that enables the PMPS customer to attain some of the same products, services and professionalism that higher priced studios offer.  It is an added benefit to the PMPS customer that session fees do not apply.  The SPS brand focuses on customized, more traditional portrait solutions that provide a wide variety of selection, customization and an enhanced studio experience.  Our KKPS brand focuses on a variety of contemporary and traditional baby, young children and family photographic styles while offering unique and customizable portrait collections, supplemented by specialty product portrait offerings.  Except for promotions during the year, the SPS and KKPS brands have not followed the “no session fee ever” practice because we believe a session fee is justified by the professionalism of our photographers, the quality of our equipment, our commitment to service and overall studio experience.  Furthermore, while our products and services are competitively priced, they are not generally the lowest priced in the industry as we focus on offering a better value proposition.  Other competitors, notably Picture People, have emphasized convenience and experience over low price and also the immediate fulfillment of orders in the studio as opposed to longer lead times of central lab fulfillment.

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

Our Bella Pictures® business generally competes on the basis of price, value, service, quality, location and product mix.  Bella Pictures® caters to couples who want the convenience of technology-enabled services with the personal touch of consulting sessions.  It is the only national brand offering customers high-quality wedding photography and videography services and products in most major U.S. markets through a network of certified photographers and videographers.  Bella Pictures’® main competitors are local, independent wedding photography and videography providers.

Seasonality and Inflation

Our business is highly seasonal, with the largest volume occurring in the fourth fiscal quarter, between Thanksgiving and Christmas.  For fiscal years 2010 and 2009, fourth quarter net sales accounted for 32% and 33% of total net sales for the respective years. Historically, most, if not all, of the net earnings for the year are generated in the fourth fiscal quarter.  The timing of Easter, another seasonally important time for portraiture sales, can have a significant impact on the timing of recognition of sales revenues between the Company’s first and second fiscal quarters.  Historically, earlier Easters translate into lower sales due to the closer proximity of the earlier Easter date to the preceding Christmas holiday season during which customers are most portrait-active.  Most of the Company’s Easter-related sales in fiscal years 2010 and 2009, years with an early Easter, were recognized as revenues, in accordance with the Company’s revenue recognition policies reflected in Note 1 in the accompanying Notes to Consolidated Financial Statements, in the respective first fiscal quarters.  The moderate rate of inflation over the past three years has not had a significant effect on the Company’s revenues and profitability.

Suppliers

We purchase photographic paper and processing chemistry from four major manufacturers.  Eastman Kodak provides photographic paper for all central lab fulfillment pursuant to an agreement in effect through July 31, 2011.  Dye sublimation paper used for proof sheets, portrait collages and portrait orders delivered at the end of a sitting in digital studios is provided primarily by Sony (Dai Nippon Printing Co., Ltd. as of April 1, 2011) and Kanematsu.  Fujifilm North America Corp. provides photographic chemistry for central lab fulfillment.  We purchase digital camera and lens components, monitors, computers, printers and other equipment and materials from a number of leading suppliers.

Typically, we do not encounter difficulty in obtaining equipment and materials in the quantity and quality we require and we do not anticipate any problems in obtaining our requirements in the future.

CPI operates most of its U.S. studios in full digital platform utilizing the software of two vendors for its studio photography digital systems.  Our contracts with our software vendors allow CPI to scale the use of the software as necessary to support all of our current and prospective studios.  The Company also has internally developed software that is fully functional in a small number of its U.S. studios.

Intellectual Property

We own certain registered service marks and trademarks, including Portrait Creations®, Smile Savers Plan®, PictureMe Portrait Studio®, BigShots®, The Portrait Gallery®, Bella®, Bella Pictures® and Studio Blue®, which have been registered with the United States Patent and Trademark Office.  Our rights to these trademarks will continue as long as we comply with the usage, filing and other legal requirements relating to the renewal of trademarks.

The Company’s Employees

As of February 5, 2011, the Company employed approximately 12,500 employees, including approximately 7,600 part-time and temporary employees.

The Company Website and Periodic Reports

The Company’s website address is www.cpicorp.com.  We make available on the Investor Relations page of the website, free of charge, press releases, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).  References to the Company’s website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

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

Item 1A.             Risk Factors

We wish to caution readers that in addition to the important factors described elsewhere in this Annual Report on Form 10-K, the following important factors, among others, sometimes have affected, or in the future could affect, our actual results and could cause our actual consolidated results during fiscal 2011, and beyond, to differ materially from those expressed in any forward-looking statements made by us or on our behalf.  The risks and uncertainties described below are not the only ones facing us and do not include other events that we do not currently anticipate or that we currently deem immaterial that may also affect our results of operations and financial condition.

We are materially dependent upon Walmart, Sears and Toys “R” Us.

Substantially all of our sales are derived from sales in Walmart, Sears and Toys “R” Us stores.  Therefore, we are materially dependent upon our relationship with Walmart, Sears and Toys “R” Us, the continued goodwill of Walmart, Sears and Toys “R” Us and the integrity of their brand names in the retail marketplace.  Any deterioration in our host relationships could have a material adverse effect on us.

Because we represent only a small fraction of Walmart, Sears and Toys “R” Us revenues, any deterioration of any host relationship would have a far greater effect on us than on our hosts.

In addition, our competitive posture could be weakened by negative changes in Walmart, Sears or Toys “R” Us.

Our portrait studios in Walmart and Toys “R” Us are substantially dependent on customer traffic generated by our host retail stores, and if the customer traffic through these host stores decreases due to the economy or for any other reason, our sales could be materially and adversely affected.

Our business practices and operations need to be acceptable to our hosts.

Our business practices and procedures must at all times be acceptable to Walmart, Sears and Toys “R” Us.  In addition, under our agreements there are substantial contractual rights, the most significant of which are described more fully in “Item 1. Business,” which the host can exercise in a manner that can have a material adverse effect on us.  Consequently, in the future, we may be required to make changes to our business practices and procedures, including with regard to advertising and promotions, product offerings, studio facilities and technology in response to host requests that would not be in our best interests and could materially and adversely affect our sales, costs, margins, business development or other aspects of our business.

Our hosts may terminate, breach, otherwise limit or increase our expenses under our agreements.

Our Walmart, Sears and Toys “R” Us studios in the U.S., Canada and Mexico are operated pursuant to certain license and lease agreements.  Our agreements have the following expiration dates: for our U.S. and Puerto Rico Walmart studios, January 2016; for our Canada Walmart Studios, 121 in 2011, 111 in 2012, 20 in 2013, 4 in 2014 and 2 in 2015; for our Mexico Walmart studios, with 30-day notice after one year of operation; for our U.S. Sears studios, December 2014; for our Canada Sears studios, August 2015; for our Puerto Rico Sears studios, December 2014; and for our U.S. Toys “R” Us studios, January 2016.  These agreements are more fully described in “Item 1. The Company’s Host Relationships.”

Walmart and Sears are under no obligation to renew these agreements.  The agreement with Toys “R” Us provides the Company and Toys “R” Us terms to renew the agreement under certain conditions.  Our hosts may also seek to increase the fees we pay under our agreements upon renewal of the agreements.  We do not have the contractual right to close any poorly performing locations without Walmart’s or Sears’ consent.  Under our agreement with Toys “R” Us, the Company and Toys “R” Us may close certain underperforming locations under specified conditions.  In addition, our agreements do not prohibit Walmart, Sears or Toys “R” Us from selling many of the tangible goods we sell, or from processing digital photos in other departments within their stores.  Furthermore, there is always the risk that Walmart, Sears or Toys “R” Us might breach our agreements. The loss or breach of the agreements could have a material adverse effect on us.  An adverse change in any other aspects of our business relationship with Walmart, Sears or Toys “R” Us, including the reduction of the number of studios operated pursuant to such arrangements or a decision by Walmart, Sears or Toys “R” Us to license or lease studios to other persons, could have a material adverse effect on us.

We may not be able to realize the anticipated benefits from the Bella Pictures® Acquisition.

Achieving the anticipated benefits of the Bella Pictures® Acquisition depends on the timely, efficient and successful execution of a number of events, including integrating the Bella Pictures® business into the Company.  Factors that could affect the Company’s ability to achieve these benefits include:

o	Difficulty in integrating and managing personnel, financial reporting and other systems used by the Bella Pictures® business into the Company;
o	The failure of the Bella Pictures® business to perform in accordance with the Company’s expectations; and
o	Failure to achieve anticipated synergies between the Company’s business and the Bella Pictures® business.

If the Bella Pictures® business does not operate as anticipated, it could materially harm the Company’s business, financial condition and results of operations.  The integration of Bella Pictures® will place significant demands on administrative, operational and financial resources, and there is no assurance that the Company will be able to successfully integrate the Bella Pictures® business.  Failure to successfully integrate the Bella Pictures® business with CPI, and to successfully manage the challenges presented by the integration process, may prevent the Company from achieving anticipated benefits of the acquisition and could have a material adverse effect on the business.

The economic recession has materially impacted consumer spending and may adversely affect our financial position.

Consumer discretionary spending has been materially and adversely impacted by the current recession, job losses, volatile energy and food costs, greater levels of unemployment, higher levels of consumer debt, declines in home values and in the value of consumers' investments and savings, restrictions on the availability of credit and other negative economic conditions which have affected consumer confidence and disposable income.  If consumer discretionary spending further declines, demand for our products could decrease and we may be forced to discount our merchandise, which in turn could reduce our revenues, gross margins, operating cash flows and earnings.  In addition, higher transportation costs, higher costs of labor, insurance and healthcare, and other negative economic factors may increase our cost of sales and operating expenses.  Additionally, our business is highly seasonal, with the largest volume occurring in the fourth fiscal quarter, between Thanksgiving and Christmas. The fourth quarters in fiscal 2010 and 2009 accounted for approximately 32% and 33% of total net sales for the respective years.  As a result, any adverse impact on our fourth quarter operating results would significantly impact annual operating results.  Our fourth quarter operating results may fluctuate significantly based on many factors, including holiday spending patterns, prevailing economic conditions and weather conditions.

The agreements governing our debt impose restrictions on our business.

On August 30, 2010, the Company entered into the Credit Agreement (the “Credit Agreement”) which makes available to the Company a revolving credit facility, which includes letters of credit, and replaces the Company’s former facility.  The Credit Agreement provides the Company greater flexibility to pursue financial and strategic opportunities to enhance shareholder value.  Our Credit Agreement contains covenants and requires financial ratios and tests, which impose restrictions on our business.  Our ability to comply with these restrictions may be affected by events beyond our control, including, but not limited to, prevailing economic, financial and industry conditions. The breach of any of these covenants or restrictions, as well as any failure to make a payment of interest or the principal when due, could result in a default under the Credit Agreement.  If our lenders were unwilling to enter into an amendment or provide a waiver, such defaults would permit our lenders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest, and the ability to borrow under this Credit Agreement could be terminated.  If we are unable to repay debt to our lenders, these lenders could proceed against the collateral securing that debt.

A substantial or prolonged material adverse impact on our results of operations and financial condition could affect our ability to satisfy the financial covenants in our Credit Agreement, which could result in our having to seek amendments or waivers from our lenders to avoid the termination of commitments and/or the acceleration of the maturity of amounts that are outstanding under our Credit Agreement.

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

As described in “Item 1. Suppliers,” the Company purchases photographic paper, dye sublimation paper and processing chemistry from several suppliers.  The Company operates most of its U.S. studios in full digital platform utilizing the software of two vendors for its studio photography digital systems.  If these companies become unable to continue to provide us supplies or services under our current arrangements or if prices are increased dramatically, we will need to obtain alternative sources of supplies or services.

Although management believes that the available alternative sources of supplies are adequate, there can be no assurance we would be able to obtain such supplies at the same or similar terms to those we currently have in place. If we enter into an agreement to obtain such supplies at less desirable terms, our financial condition and results of operations could be materially adversely affected.

Should the Company be forced to replace its digital software vendors, related costs could increase and production could be disrupted for a period of time, which could have a material adverse impact on the results of operations.

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

The Company currently operates most of its U.S. studios in full digital platform utilizing the software of two vendors for its studio photography digital systems.  Any material delay in the vendors’ networking environment, coupled with a failure to identify and implement alternative solutions, could have an adverse effect upon the operations of the business.  Although the Company has internally developed software utilized in certain of its U.S. studios, should our software vendors no longer operate, the Company may be forced to roll out its software to all studios, which could be costly and could delay digital production for a period of time.  Although on-site printing is an available alternative to central printing in the Sears’ digital environment, it currently would be difficult and costly for on-site printing to replace central fulfillment during the holiday busy season.  On-site printing is available for only limited PMPS studios.  Any disruption of our processing systems for any reason could adversely impact our business, financial condition and results of operations.

We are subject to litigation and other claims that could have an adverse effect on our business.

We are a defendant in two pending legal proceedings related to allegations that the Company failed to pay certain employees for “off the clock” work and provide meal and rest breaks as required by law.  Additionally, the Company is a defendant in a lawsuit regarding alleged improper use of confidential information.  While we believe the claims are without merit and continue our vigorous defense, the outcomes of these proceedings are difficult to assess and quantify and therefore we cannot determine whether the financial impact, if any, will be material to our financial position or results of operations.  The defense of these actions may be both time consuming and expensive.  If these legal proceedings were to result in unfavorable outcomes, they could have material adverse effects on our business, financial position and results of operations.

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

Item 1B.             Unresolved Staff Comments

None.

Item 2.              Properties

The following table sets forth certain information concerning the Company’s principal facilities as of February 5, 2011:

	APPROXIMATE
	AREA IN		OWNERSHIP
LOCATION	SQUARE FEET	PRIMARY USES	OR LEASE
Matthews, North Carolina	860,000	Unoccupied Administration and Portrait processing facility (includes 696,000 square feet in land)	Owned	(1)
Charlotte, North Carolina	372,000	Administration, Warehousing and Portrait processing (includes 315,000 square feet in land)	Owned
Charlotte, North Carolina	348,000	Undeveloped, industrial land	Owned	(1)
St. Louis, Missouri	341,000	Headquarters, Administration and Portrait processing (includes 31,000 square feet in land)	Owned
St. Louis, Missouri	159,000	Parking Lots	Owned
St. Louis, Missouri	53,000	Warehousing	Leased	(2)
Charlotte, North Carolina	51,000	Parking Lots	Owned
Sandy City, Utah	41,000	Unoccupied Administration (includes 24,000 square feet in land)	Owned	(3)
Brampton, Ontario	5,000	Administration	Leased	(4)

(1)	Properties are not in use. See Note 7 to the Notes to Consolidated Financial Statements for further discussion.
(2)	Lease term expires on July 31, 2018.
(3)	Property is held for sale. See Note 7 to the Notes to Consolidated Financial Statements for further discussion.
(4)	Lease term expires on June 30, 2015.

Studio license/lease agreements

As of February 5, 2011, the Company operates portrait studios in host stores under license and lease agreements as shown below:

NUMBER
OF STUDIOS	COUNTRY	LICENSOR/LESSOR
1,536	United States and Puerto Rico	Walmart
859	United States and Puerto Rico	Sears
150	United States	Toys "R" Us
260	Canada	Walmart Canada Corp.
110	Canada	Sears Canada, Inc.
108	Mexico	Nueva Walmart de Mexico, S, de R.L. de C.V.
61	United States studios not	Third parties - generally leased for at least 3 years
	in Walmart, Sears or Toys "R" Us	with some having renewal options

The Company pays Walmart, Sears and Toys “R” Us a fee based on annual sales within the respective host stores.  This fee covers the Company’s use of space in the host stores, the use of the Walmart name in Canada and Mexico and the use of the Sears and Kiddie Kandids names.  The Company also pays Sears a fee related to certain cost savings for reduced operating hours.  No separate amounts are paid to hosts expressly for the use of space.

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

The Company and two of its subsidiaries are defendants in a lawsuit entitled Chrissy Larkin, et al. v. CPI Corporation, Consumer Programs, Inc., d/b/a Sears Portrait Studios and CPI Images, LLC, d/b/a Sears Portrait Studios, filed August 12, 2010, in the United States District Court for the Western District of Wisconsin, Civil No. 3:10-cv-00411-wmc.  The Plaintiffs filed a second Amended Complaint on March 15, 2011.  The Plaintiffs allege that the defendants failed to pay them for all compensable time worked to provide rest and meal periods under applicable laws and to reimburse them for business related expenses.  The Plaintiffs’ actions are based on alleged violations of the laws of a number of states and the Fair Labor Standards Act.  The Plaintiffs are seeking damages, declaratory and injunctive relief and statutory penalties for themselves and others similarly situated.  The Company and its subsidiaries filed an answer on September 27, 2010, and an answer to the Second Amended Complaint on April 7, 2011.  The parties are in discovery.  The Company will contest collective action and class certification.  Because of the very early stage of the litigation, the Company is unable to predict or otherwise assess the outcome of these proceedings.

The Company is a defendant in a lawsuit entitled TPP Acquisition, Inc. v. CPI Corp., filed April 1, 2011, as amended on April 18, 2011, in the Supreme Court of the State of New York, County of New York, Index No. 650883/2011.  Plaintiff acquired the assets of The Picture People, Inc. on or about March 1, 2011.  The Company was a competing bidder for the assets.  Plaintiff alleges that the Company has improperly used information obtained under a confidentiality agreement to interfere with Plaintiff’s business relations with landlords of Picture People studios and to engage in unfair competition.  Plaintiff seeks injunctive relief and damages of not less than $40 million.  The Company believes that the lawsuit is without merit and anticipates pursuing multiple counterclaims.

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

FISCAL YEAR 2010
(ending February 5, 2011)	HIGH	LOW	DIVIDEND
First Quarter	$28.63	$12.57	$0.16
Second Quarter	31.91	21.31	0.25
Third Quarter	28.03	18.73	0.25
Fourth Quarter	30.80	19.43	0.25

FISCAL YEAR 2009
(ending February 6, 2010)	HIGH	LOW	DIVIDEND
First Quarter	$10.86	$6.00	$0.16
Second Quarter	18.80	9.90	0.16
Third Quarter	18.78	9.99	0.16
Fourth Quarter	15.00	11.60	0.16

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

	2006	2007	2008	2009	2010	2011
CPY	100.00	296.16	115.14	43.91	84.56	131.32
S&P 500	100.00	114.32	111.80	69.24	91.90	112.03
Russell 2000	100.00	110.40	99.73	63.36	87.13	114.28

Shareholders of Record

As of April 15, 2011, the closing sales price of the Company’s common stock was $21.59 per share with 7,004,079 shares outstanding and 1,225 holders of record.

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

Issuer Repurchases of Equity Securities

On August 25, 2010, the Company’s Board of Directors approved a stock repurchase program.  During the fourth quarter of fiscal year 2010, the Company repurchased 324,716 shares of its common stock at an average price of $22.19 per share under this program, as detailed in the table below.  The Company did not repurchase any of its equity securities during the fourth quarter of fiscal year 2009.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of	Average Price	as Part of Publicly Announced Plans	Yet Be Purchased Under the Plans
Period	Shares Purchased (1)	Paid per Share	Programs (1)	or Programs (2)
November 14, 2010 - December 13, 2010	-	$-	-	1,000,000

December 14, 2010 - January 13, 2011	289,049	22.33	289,049	710,951

January 14, 2011 - February 5, 2011	35,667	20.77	35,667	675,284

Total	324,716	$22.19	324,716

(1)	On August 25, 2010, the Company's Board of Directors authorized a 1.0 million share open market repurchase program. The expiration date of the program is August 25, 2011.

(2)
Subsequent to the 2010 fiscal year end, the Company repurchased an additional 52,937 shares of its common stock at an average price of $20.54 per share.  The remaining maximum number of shares that may yet be purchased under the program as of April 20, 2011, is 622,347 shares.

Item 6.               Selected Consolidated Financial Data

The summary historical consolidated financial data as of and for each of the fiscal years in the five-year period ended February 5, 2011, set forth below have been derived from the Company’s audited consolidated financial statements. The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included herein.  Fiscal year 2008 includes 53 weeks compared to 52 weeks for all other fiscal years presented below.  The 2007 PCA Acquisition affected the operating result trends as depicted in the table below.  Certain of this data has been reclassified to conform with the current year presentation.

in thousands except share and per share data	2010	2009	2008	2007	2006

STATEMENT OF OPERATIONS (1)
Net sales	$407,035	$422,371	$462,548	$423,429	$292,973
Cost of sales (exclusive of depreciation and amortization shown below)	28,263	30,626	43,280	47,135	30,211
Selling, general and administrative expenses	337,490	339,138	377,310	326,568	218,282
Depreciation and amortization	17,962	22,740	29,432	27,291	16,861
Other charges and impairments (2)	5,092	3,294	13,557	7,695	1,241

Income (loss) from continuing operations	18,228	26,573	(1,031)	14,740	26,378
Interest expense, net (3)	3,843	6,936	8,527	8,818	1,815
Other income (expense), net (4)	929	(44)	190	175	1,031
Income tax expense (benefit)	3,413	5,796	(2,644)	2,080	9,164

Net income (loss) from continuing operations	11,901	13,797	(6,724)	4,017	16,430
Net loss from discontinued operations, net of tax (1)	-	-	(961)	(441)	(103)

Net income (loss)	11,901	13,797	(7,685)	3,576	16,327
Net loss attributable to noncontrolling interest	(7)	-	-	-	-
Net income (loss) attributable to CPI Corp.	$11,908	$13,797	$(7,685)	$3,576	$16,327

SHARE AND PER SHARE DATA (1)
Net income (loss) from continuing operations - diluted (5)	$1.64	$1.97	$(1.03)	$0.63	$2.58
Net income (loss) from continuing operations - basic (5)	$1.64	$1.97	$(1.03)	$0.63	$2.59
Net income (loss) attibutable to CPI Corp. - diluted (5)	$1.64	$1.97	$(1.18)	$0.56	$2.56
Net income (loss) attibutable to CPI Corp. - basic (5)	$1.64	$1.97	$(1.18)	$0.56	$2.57

Dividends	$0.91	$0.64	$0.64	$0.64	$0.64
Average shares outstanding - diluted (5)	7,272	7,020	6,510	6,416	6,376
Average shares outstanding - basic (5)	7,257	6,993	6,510	6,391	6,353

CASH FLOW DATA (continuing operations only)
Net cash provided by operating activities	$39,067	$31,289	$12,663	$39,872	$37,993
Net cash (used in) provided by financing activities	$43,735	$(33,494)	$(13,419)	$90,788	$(43,567)
Net cash used in investing activities	$(8,821)	$(2,876)	$(33,488)	$(97,653)	$(2,358)

Capital expenditures	$13,490	$5,234	$36,074	$14,884	$2,760

Item 6.               Selected Consolidated Financial Data (continued)

in thousands	2010	2009	2008	2007	2006

BALANCE SHEET
Cash and cash equivalents	$5,363	$18,913	$23,665	$59,177	$26,294
Current assets	30,089	53,555	61,480	92,835	55,164
Net fixed assets	35,998	34,169	50,887	56,280	26,693
Goodwill and intangible assets (6)	60,736	60,380	61,665	62,956	512
Other assets	16,977	18,487	18,823	27,152	11,379
Total assets	143,800	166,591	192,855	239,223	93,748
Current liabilities	49,203	62,432	55,010	83,051	49,407
Long-term debt, less current maturities	48,900	57,855	104,578	105,728	8,333
Other liabilities	31,427	36,116	32,432	33,470	23,209
Stockholders' equity (5)	14,270	10,188	835	16,974	12,799

(1)
The following business areas were classified as discontinued operations in the years indicated.  The financial statements for the periods prior to the classification were reclassified to reflect these changes:

-	In 2008, Portrait Gallery and E-Church operations.
-	In 2007, the UK Operations which were acquired in connection with the PCA Acquisition.

(2)	Other charges and impairments:

in thousands	2010	2009	2008	2007	2006

Impairment charges (a)	$1,871	$300	$739	$-	$-
Kiddie Kandids integration costs (b)	1,335	-	-	-	-
Severance and related costs (c)	538	970	2,046	2,035	878
Bella Pictures® Acquisition costs (d)	472	-	-	-	-
Other transition related costs - PCA Acquisition (e)	388	527	1,255	2,817	-
Gain on sale of Brampton facility (f)	(1,473)	-	-	-	-
Sears fees related to the settlement of the previous license agreement (g)	-	-	7,527	2,500	-
Proxy contest fees (h)	-	871	-	-	-
Other (i)	1,961	626	1,990	343	363

Total Other Charges and Impairments	$5,092	$3,294	$13,557	$7,695	$1,241

(a)	Consists primarily of 2010, 2009 and 2008 impairment charges related to the Matthews, North Carolina facility.
(b)	Relates to certain integration costs incurred in connection with the Kiddie Kandids, LLC asset acquisition.
(c)	Consists principally of expenses and related costs for employee severance, retirements and repositioning. Specifically, in 2008 and 2007, the cost primarily related to the PCA Acquisition.
(d)	Relates to certain costs incurred in connection with the Bella Pictures® Acquisition, primarily related to legal and consulting fees.
(e)	Consists of integration-related costs relative to the PCA Acquisition.
(f)	Represents the gain on sale of the Brampton, Ontario facility in 2010.
(g)	Consists of certain fees and charges related to the settlement of the previous Sears license agreement.
(h)	Relates to certain fees incurred in connection with the proxy contest in 2009.
(i)	Costs in 2010 primarily related to legal expense incurred in connection with the Chrissy Larkin vs. CPI Corp. case and the write-off of debt fees related to the Company’s former credit facility as a result of its new revolving credit facility; offset in part by an early termination fee received from Walmart in relation to certain early PMPS studio closures. Costs in 2009 primarily related to net legal expense incurred in connection with the settlement of the Picture Me Press LLC vs. Portrait Corporation of America case. Costs in 2008 primarily related to legal expense incurred for the settlement of the Portraits International of the Southwest vs. CPI Corp. case and in connection with the Picture Me Press LLC vs. Portrait Corporation of America case. Costs in 2007 primarily related to the write-off of software that is no longer used in the business. Costs in 2006 represent professional service expense in connection with a strategic alternative review and the write-off of certain legacy equipment that is no longer used in the business.

(3)
In 2010, 2009, 2008 and 2007, includes (income) expense of ($2.0 million), ($1.5 million), $617,000 and $2.9 million, respectively, in connection with marking the interest rate swap agreement to its market value.  The interest rate swap agreement expired on September 17, 2010.

(4)
In 2010, the Company recorded an $803,000 translation gain related to intercompany balances that are payable in the foreseeable future.

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

(6)
In connection with the Bella Pictures® Acquisition in 2010, the Company acquired a tradename and additional goodwill. At the time of the PCA Acquisition in 2007, the Company acquired a host agreement and customer list with Walmart and additional goodwill.  See Note 8 to the Notes to Consolidated Financial Statements for further discussion.

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

EXECUTIVE OVERVIEW

The Company’s Operations

CPI Corp. is a long-standing leader, based on sittings, number of locations and related revenues, in the professional portrait photography of young children, individuals and families.  From a single studio opened by our predecessor company in 1942, we have grown to 3,084 studios throughout the U.S., Canada, Mexico and Puerto Rico, principally under lease and license agreements with Walmart and license agreements with Sears and Toys “R” Us.  CPI is the sole operator of portrait studios in Walmart stores and supercenters in all 50 states in the U.S., Canada, Mexico and Puerto Rico, as well as Babies “R” Us stores in the U.S.  The Company has provided professional portrait photography for Sears’ customers since 1959 and has been the only Sears portrait studio operator since 1986.

CPI entered into a license agreement, effective as of April 20, 2010, with Toys “R” Us (“TRU”) which grants CPI an exclusive license to operate photo studios in certain Babies “R” Us stores under the Kiddie Kandids name.  The term of the agreement expires on January 31, 2016.  The agreement allows CPI significant operating flexibility and collaborative marketing opportunities and provides for the opening of additional locations through October of 2011.  The agreement contains certain termination rights for both the Company and TRU.  The fees paid to TRU under the agreement are based upon the Gross Sales of the Studios operated under the agreement.  Separately, in the first quarter of 2010, the Company also acquired certain assets of Kiddie Kandids, LLC in an auction approved by the United States Bankruptcy Court for the District of Utah (the “Kiddie Kandids, LLC asset acquisition”).  The Company evaluated the asset purchase under the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations” (“ASC Topic 805”) and determined the purchase was an asset acquisition rather than a business combination.  Accordingly, the purchase of such assets has been classified as an asset acquisition in the accompanying consolidated financial statements.

On January 26, 2011, the Company acquired substantially all of the assets and certain liabilities of Bella Pictures, Inc., a leading provider of branded wedding photography services (the “Bella Pictures® Acquisition”).  The operations acquired through the Bella Pictures® Acquisition are conducted through the Company’s subsidiary, Bella Pictures Holdings, LLC (“Bella Pictures®”).  The Bella Pictures® Acquisition significantly expands the Company’s mobile photography operations and offers customers high-quality wedding photography and videography services and products in most major U.S. markets through a network of certified photographers and videographers.  The Company’s strong digital capabilities and infrastructure, combined with outstanding customer service skills, will allow it to provide exceptional value to couples across a wide spectrum of offerings and price points, while greatly expanding its sales beyond the traditional holiday season.  The Company evaluated the Bella Pictures® Acquisition under the guidance in ASC Topic 805 and determined it was a business combination.  Accordingly, the results have been included in the accompanying consolidated financial statements from the date of acquisition.

Management has determined the Company operates as a single reporting segment offering similar products and services in all locations.

As of the end of the last three fiscal years, the Company’s studio counts were:

	2010	2009	2008

Within Walmart stores:
United States and Puerto Rico	1,536	1,549	1,642
Canada	260	260	259
Mexico	108	114	118

Within Sears stores:
United States and Puerto Rico	859	871	887
Canada	110	110	110

Within Babies "R" Us stores in the United States	150	-	-

Locations not within above host stores	61	31	30

Total	3,084	2,935	3,046

Certain under-performing PMPS studios have been closed since 2008 in order to improve overall financial results.  Locations not within Walmart, Sears or Babies “R” Us stores include 23 free-standing SPS studio locations, 21 Kiddie Kandids mall locations and 17 Shooting Star locations (located within Buy Buy Baby stores).

The Company continues to seek opportunities from its digital platform to create diversified revenue streams, drive productivity and profitability gains, leverage its manufacturing capacity and efficiency and implement aggressive, targeted marketing campaigns.  Such opportunities may be restrained if the economy worsens in the foreseeable future.

RESULTS OF OPERATIONS

A summary of consolidated results of operations and key statistics follows:

in thousands, except per share data	2010	2009	2008

Net sales	$407,035	$422,371	$462,548

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	28,263	30,626	43,280
Selling, general and administrative expenses	337,490	339,138	377,310
Depreciation and amortization	17,962	22,740	29,432
Other charges and impairments	5,092	3,294	13,557
	388,807	395,798	463,579

Income (loss) from continuing operations	18,228	26,573	(1,031)

Interest expense	3,860	7,030	8,529
Interest income	17	94	2
Other income (expense), net	929	(44)	190
Income (loss) from continuing operations before income tax expense (benefit)	15,314	19,593	(9,368)

Income tax expense (benefit)	3,413	5,796	(2,644)

Net income (loss) from continuing operations	11,901	13,797	(6,724)

Net loss from discontinued operations, net of income tax benefit	-	-	(961)

Net income (loss)	11,901	13,797	(7,685)
Net loss attributable to noncontrolling interest	(7)	-	-
NET INCOME (LOSS) ATTRIBUTABLE TO CPI CORP.	$11,908	$13,797	$(7,685)

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share from continuing operations - diluted	$1.64	$1.97	$(1.03)
Net loss per share from discontinued operations - diluted	-	-	(0.15)
Net income (loss) per share attibutable to CPI Corp. - diluted	$1.64	$1.97	$(1.18)

Weighted average number of common and common equivalent shares outstanding - diluted	7,272	7,020	6,510

2010 versus 2009 and 2009 versus 2008

Unless otherwise noted, the fiscal year 2010 results include the 52-weeks ended February 5, 2011, compared to 52-weeks in fiscal year 2009, which ended February 6, 2010, and 53-weeks in fiscal year 2008, which ended February 7, 2009.

Net sales totaled $407.0 million, $422.4 million and $462.5 million in 2010, 2009 and 2008, respectively.

•
Net sales for 2010 decreased $15.4 million, or 4%, to $407.0 million from the $422.4 million reported in 2009.  Excluding the positive impacts of net store openings ($15.3 million), foreign currency translation ($4.9 million), E-commerce ($1.5 million) and other items totaling $200,000, comparable same-store sales decreased approximately 9% from the prior year.  The Bella Pictures® Acquisition on January 26, 2011, did not materially affect the Company’s 2010 net sales.

Net sales from the Company’s PMPS brand, on a comparable same-store basis, excluding impacts of store closures, foreign currency translation, E-commerce, net revenue recognition change and other items, totaling $2.7 million, decreased 5% in fiscal 2010 to $208.0 million from $219.1 million in fiscal 2009.  The decrease in PMPS sales performance in 2010 was the result of a 10% decline in the number of sittings, offset in part by a 6% increase in average sale per customer sitting.

Net sales from the Company’s SPS brand, on a comparable same-store basis, excluding impacts of store closures, foreign currency translation, net revenue recognition change and other items, totaling ($700,000), decreased 13% in fiscal 2010 to $171.2 million from $197.3 million in fiscal 2009.  The decrease in SPS sales in 2010 was the result of an 11% decline in the number of sittings and a 3% decline in average sale per customer sitting.

Net sales from the Company’s Kiddie Kandids studio operations, excluding the impact of net revenue recognition change and other items totaling ($900,000), contributed $20.8 million in net sales in 2010.

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

Costs and expenses were $388.8 million in 2010, compared with $395.8 million in 2009 and $463.6 million in 2008.

•	Cost of sales, excluding depreciation and amortization expense, was $28.3 million, $30.6 million, and $43.3 million in 2010, 2009 and 2008, respectively.

Cost of sales, excluding depreciation and amortization expense, declined in 2010 from 2009 levels.  The decrease was principally attributable to lower overall production levels, as well as continuing productivity improvements.  The decrease was offset in part by a change in product mix and an increase in carrier rates.

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

•
Selling, general and administrative (“SG&A”) expense was $337.5 million, $339.1 million and $377.3 million for fiscal years 2010, 2009, and 2008, respectively.  The decrease in 2010 was primarily due to reductions in SPS and PMPS studio employment costs from improved scheduling, selected operating hour reductions and studio closures, reduced advertising costs, a decline in host commission expense due to lower sales levels and a reduction in corporate bonuses for fiscal 2010.  These decreases were offset significantly by costs associated with the newly opened Kiddie Kandids studios, increased expenses amortized as the result of a higher level of stock-based compensation performance awards made for the 2009 fiscal year, an adverse commission adjustment ($1.5 million) arising from greater than expected sales declines and higher pension, employee insurance and workers’ compensation costs due to changes in discount rates, unfavorable claim activity and loss experience adjustments, respectively.

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

•	Depreciation and amortization expense was $18.0 million in 2010 compared to $22.7 million in 2009 and $29.4 million in 2008.

Depreciation expense decreased in 2010 from 2009 levels as a result of the full depreciation of certain assets acquired in connection with the 2005 digital conversion of SPS and 2007 acquisition of PCA and the closure of certain PMPS locations during the past two fiscal years.

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

•
Other charges and impairments reflect costs incurred from strategic actions implemented by the Company to restructure its operations, costs that are unpredictable and atypical of the Company’s operations and additional charges due to asset impairments.  Actions taken during 2010, 2009 and 2008 are as follows:

in thousands	2010	2009	2008

Impairment charges (a)	$1,871	$300	$739
Kiddie Kandids integration costs (b)	1,335	-	-
Severance and related costs (c)	538	970	2,046
Bella Pictures® Acquisition costs (d)	472	-	-
Other transition related costs - PCA Acquisition (e)	388	527	1,255
Gain on sale of Brampton facility (f)	(1,473)	-	-
Sears fees related to the settlement of the previous license agreement (g)	-	-	7,527
Proxy contest fees (h)	-	871	-
Other (i)	1,961	626	1,990

Total Other Charges and Impairments	$5,092	$3,294	$13,557

(a)	During 2010, 2009 and 2008, the Company incurred $1.9 million, $300,000 and $739,000, respectively, related to the write-down of its Matthews, North Carolina, facility asset value.
(b)	Charges relate to certain integration costs incurred in 2010 in connection with the Kiddie Kandids, LLC asset acquisition.

(c)	Charges in 2010 primarily related to executive severance costs and severance costs resulting from the termination of employees in connection with the restructuring of operational support.

Charges in 2009 primarily related to severance costs resulting from the termination of employees in connection with the closure of the film lab facility in Canada due to the digital conversion of the SPS Canada studios.

Charges in 2008 primarily related to severance costs resulting from the termination of employees in connection with the integration of operations of the PCA Acquisition into CPI.

(d)	Charges relate to certain costs incurred in 2010 in connection with the Bella Pictures® Acquisition, primarily related to legal and consulting fees.

(e)	During 2010, expense primarily related to lab closure-related costs.

During 2009, expense primarily related to lab closure-related costs of $1.1 million.  This expense was offset in part by a $546,000 net gain recognized on the sale of certain properties previously held for sale.

During 2008, expense primarily related to lab closure-related costs of $902,000.  The remainder of expense related to professional service and consultant costs associated with the transition.

(f)	Represents the gain on sale of the Brampton, Ontario facility in 2010.

(g)	In 2008, the Company incurred certain fees and charges in relation to the settlement of the previous Sears license agreement.

(h)	Charges relate to certain fees incurred in connection with the proxy contest in 2009.

(i)
Costs in 2010 primarily related to legal expense of $1.5 million incurred in connection with the Chrissy Larkin vs. CPI Corp. case and the $1.1 million write-off of debt fees related to the Company’s former credit facility as a result of its new revolving credit facility.  These costs were offset in part by an early termination fee of $504,000 received from Walmart in relation to certain early PMPS studio closures.

Costs in 2009 primarily related to net legal expense of $527,000 incurred in connection with the settlement of the Picture Me Press LLC vs. Portrait Corporation of America case, as well as the write-off of certain Canada film inventory due to the digital conversion of the SPS Canada studios.  These expenses were offset in part by a reduction in certain lease obligation reserves of $288,000.

Costs in 2008 primarily related to legal expense of $913,000 incurred for the settlement of the Portraits International of the Southwest vs. CPI Corp. case and $866,000 incurred in connection with the Picture Me Press LLC vs. Portrait Corporation of America case.  The remainder of the expense related to executive recruitment expense and a contract negotiation with a director.

Interest expense was $3.9 million in 2010 compared to $7.0 million in 2009 and $8.5 million in 2008.  The decrease in 2010 from 2009 primarily resulted from lower average borrowings and favorable interest rates as a result of the new credit facility, as well as a change in the interest rate swap value, which expired in the third quarter of 2010.  The decrease in 2009 from 2008 was primarily the result of adjustments to the fair value of the interest rate swap agreement that decreased interest expense by $2.0 million and $2.3 million in 2009 and 2008, respectively.

The income tax provision was $3.4 million in 2010 compared to $5.8 million in 2009 and a benefit of ($2.6 million) in 2008.  The resulting effective tax rates were 22%, 30% and (28%) in 2010, 2009 and 2008, respectively.  The change in the effective tax rate in 2010 was primarily due to certain tax benefits recognized related to a previous uncertain tax position and miscellaneous tax return adjustments.  The effective tax rate in 2009 includes the effect of recognizing a $2.0 million net foreign tax credit benefit related to a previous year.

Net loss from discontinued operations was $961,000 in 2008.  In 2008, the Company decided to discontinue its Portrait Gallery and E-Church operations in order to eliminate the unprofitable operations.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of the Company’s cash flows for each of the last three fiscal years:

in thousands	2010	2009	2008

Net cash (used in) provided by:
Operating activities (1)	$39,067	$31,289	$11,847
Financing activities	(43,735)	(33,494)	(13,419)
Investing activities	(8,821)	(2,876)	(33,488)
Effect of exchange rate changes on cash	(61)	329	(452)
Net decrease in cash	$(13,550)	$(4,752)	$(35,512)

(1)	Includes cash flows used in discontinued operations of $816,000 in 2008.

Net Cash Provided By Operating Activities

Net cash provided by operating activities was $39.1 million in 2010 compared to $31.3 million and $11.8 million in 2009 and 2008, respectively.  Cash flows in 2010 increased from 2009 levels primarily due to a $4.7 million decline in Walmart commissions due to lower sales levels in 2010 and accelerated Walmart commissions in 2009, a $5.1 million decline in Sears commissions due to lower sales levels in 2010, a decrease in advertising spend of $2.5 million and reduced interest paid of $2.3 million.  These increases were offset in part by the change in net operating income and the timing of payments related to changes in the various balance sheet accounts totaling approximately $6.8 million.

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

Net Cash Used In Financing Activities

Net cash used in financing activities was $43.7 million, $33.5 million and $13.4 million in 2010, 2009 and 2008, respectively.  The increase in cash used in 2010 is primarily attributable to the Company’s repurchase of $7.2 million of its common stock in 2010, an increase in cash dividends paid of $2.2 million, an increase in the payment of debt issuance costs of $600,000, and a net increase in the repayment of debt of $454,000.

The increase in cash used in 2009 compared to 2008 was primarily attributable to an increase in repayment of long-term debt.  In addition to the mandatory payments made pursuant to the mandatory payment schedule in the Company’s former credit agreement (the “former agreement”), the Company made voluntary prepayments of $17.0 million of outstanding principal of the debt during 2009.  Additionally, the Company applied proceeds of $1.9 million in 2009 from the sale of the Charlotte, North Carolina warehouse and the Thomaston, Connecticut facility to the outstanding principal of the debt in connection with certain mandatory prepayment requirements under the former agreement.

In connection with the PCA Acquisition on June 8, 2007, the Company amended and restated its former agreement to a five-year term and revolving credit facility in an amount up to $155 million, consisting of a $115 million term loan and a $40 million revolving loan with a sub-facility for letters of credit in an amount not to exceed $25 million.  The Company incurred $2.7 million in issuance costs associated with this second amended and restated agreement.  Effective April 16, 2009, the Company entered into the third amendment to its former agreement to change the interest rate structure and amortization schedule and to replace preexisting minimum EBITDA and interest coverage covenants with a fixed charge ratio test (as defined, EBITDA minus capital expenditures to fixed charges) and tighten the leverage ratio test (as defined, Total Funded Debt to EBITDA).  These changes were made to allow for greater flexibility in the event that the economic climate worsens and has an impact on the Company’s earnings.    The Company incurred $943,000 in fees paid to creditors associated with this Amendment.

On August 30, 2010, the Company entered into the Credit Agreement (the “Credit Agreement”) with the financial institutions that are or may from time to time become parties thereto and Bank of America, N.A., as administrative agent for the lenders, and as swing line lender and issuing lender.  The Credit Agreement makes available to the Company a revolving credit facility which includes letters of credit and replaces the Company’s former facility.

The Credit Agreement is a new four-year revolving credit facility in an amount of up to $105 million, with a sub-facility for letters of credit in an amount not to exceed $25 million.  In addition, the Company, at its option, may choose to increase the revolving commitment up to an additional $20 million.  The new credit facility provides the Company greater flexibility to pursue financial and strategic opportunities to enhance shareholder value.  The obligations of the Company under the Credit Agreement are secured by (i) a guaranty from certain material direct and indirect domestic subsidiaries of the Company, and (ii) a lien on substantially all of the assets of the Company and such subsidiaries.

The revolving loans under the Credit Agreement bear interest, at the Company’s option, at either the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 2.25% to 3.0%, or an alternative base rate plus a spread ranging from 1.25% to 2.0%.  The alternative base rate is the greater of Bank of America, N.A. prime rate, the Federal Funds rate plus 0.5% or the one month British Bankers’ Association LIBOR plus 1.0% (the “Base Rate”).  The Company is also required to pay a non−use fee of 0.4% to 0.5% per annum on the unused portion of the revolving loans and letter of credit fees of 2.25% to 3.0% per annum. The interest rate spread in the case of LIBOR and Base Rate loans and the payment of the non−use and letter of credit fees is dependent on the Company’s Total Funded Debt to EBITDA ratio, as defined in the Credit Agreement.  Interest on each Base Rate loan is payable quarterly in arrears and at maturity.  Interest on each LIBOR loan is payable on the last day of each Interest Period, as defined in the Credit Agreement, relating to such loan, upon a repayment of such loan and at maturity.

The Credit Agreement and related loan documents contain terms and provisions (including representations, covenants and conditions) customary for transactions of this type.  The financial covenants include a leverage ratio test (as defined, Total Funded Debt to EBITDA) and an interest coverage ratio test (as defined, EBITDA minus capital expenditures to interest expense).  Other covenants include limitations on lines of business, additional indebtedness, liens and negative pledge agreements, incorporation of other debt covenants, guarantees, investments and advances, cancellation of indebtedness, restricted payments, modification of certain agreements and instruments, inconsistent agreements, leases, consolidations, mergers and acquisitions, sale of assets, subsidiary dividends, and transactions with affiliates.

The Credit Agreement also contains customary events of default, including nonpayment of the principal of any loan or letter of credit obligation, interest, fees or other amounts; inaccuracy of representations and warranties; violation of covenants; certain bankruptcy events; cross−defaults to other material obligations and other indebtedness (if any); change of control of events; material judgments; certain ERISA−related events; and the invalidity of the loan documents (including the collateral documents).  If an event of default occurs and is continuing under the Credit Agreement, the lenders may terminate their obligations thereunder and may accelerate the payment by the Company and the subsidiary guarantors of all of the obligations due under the Credit Agreement and the other loan documents.

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

As of February 5, 2011, the Company had $48.9 million outstanding under the Credit Agreement.  In the third quarter of 2010, the Company used the proceeds from the Credit Agreement to pay down the remaining debt on the former facility.  The Company incurred approximately $1.5 million in issuance costs in 2010 associated with the new credit facility.  These fees will be amortized on a straight-line basis over the life of the revolving commitment since there are no borrowings or repayments scheduled.  The Company wrote off $1.1 million in unamortized debt fees in 2010 related to the former facility.  This charge was recorded in Other charges and impairments in 2010.

The Company was in compliance with all the covenants under its Credit Agreement as of February 5, 2011.

As part of the Company’s former credit facility, the Company had entered into an interest rate swap agreement to manage the interest rate risk on a portion of its term loan.  This swap agreement expired on September 17, 2010.  The fixed rate gain (loss) related to this agreement was $2.0 million, $1.5 million and ($617,000) for 2010, 2009 and 2008, respectively, which is included in Interest expense for those respective periods.

Additionally, on August 25, 2010, the Company’s Board of Directors authorized a 1.0 million share open market repurchase program. Purchases under the share repurchase program may be made at the Company's discretion, subject to market conditions, in the open market, in privately-negotiated transactions or otherwise.  The Company repurchased 324,716 shares under this program in the fourth quarter of fiscal year 2010.

Net Cash Used In Investing Activities

Net cash used in investing activities was $8.8 million, $2.9 million and $33.5 million in 2010, 2009 and 2008, respectively.  The increase in cash used in 2010 was primarily attributable to the increase in capital spend of $8.3 million due in part to the acquisition and purchase of certain Kiddie Kandids assets in 2010, remodel expenditures in certain PMPS studios, and certain hardware and software.  This increase in cash used was offset in part by the proceeds received from the Bella Pictures® Acquisition of $1.4 million and a $1.2 million increase in proceeds received from the sale of certain assets held for sale.

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

Benefit Plans

The Company has defined benefit and defined contribution pension plans, as described in Note 14 to the Notes to Consolidated Financial Statements.  We fund these plans based on the minimum amounts required by law plus such amounts we deem appropriate.

Off-Balance Sheet Arrangements

Other than standby letters of credit primarily used to support the Company’s various large deductible insurance programs, which are more fully discussed in the “Other Commitments” table below, the Company has no additional off-balance sheet arrangements.

Future Cash Flows

To facilitate an understanding of the Company’s contractual obligations and other commitments, the tables below are provided.  The Company is self-insured with stop-loss coverage for medical insurance and has a large deductible program for worker’s compensation and general liability insurance.  The Company has established reserves for claims under these plans that have been reported but not paid and incurred but not reported.  As of February 5, 2011, estimated reserves for these claims totaled $9.9 million.  These reserves have been excluded from the tables below, as we are uncertain as to the timing of when cash payments may be required.

The tables below also exclude our deferred income tax, rental and license host fee liabilities and pension plan contributions beyond 2011, as the liabilities are not currently estimable and/or it is not certain when they will become due, as well as $2.2 million of long-term liabilities for unrecognized tax benefits for various tax positions taken and $46,000 of related accrued federal, state and local interest and penalties.  These liabilities may increase or decrease over time as a result of tax examinations, and given the status of examinations, the Company cannot reliably estimate the period of any cash settlement with the respective taxing authorities.

in thousands	PAYMENTS DUE BY PERIOD
							2016 and
	Total	2011	2012	2013	2014	2015	Beyond
Contractual obligations:

Long-term debt (1)	$48,900	$-	$-	$-	$48,900	$-	$-
Interest expense (2)	6,742	1,741	1,932	1,949	1,120	-	-
Operating leases	8,420	1,803	1,704	1,565	1,419	1,425	504
Purchase obligations for
materials and services (3)	4,307	3,729	538	40	-	-	-
Pension plan contributions (4)	2,849	2,849	-	-	-	-	-
Sears Agreement fees (5)	500	150	150	150	150	-	-
Other liabilities (6)	1,019	1,000	8	7	4	-	-

TOTAL	$72,737	$11,272	$4,332	$3,711	$51,593	$1,425	$504

in thousands	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
							2016 and
	Total	2011	2012	2013	2014	2015	Beyond
Other commitments:

Standby letters of credit (7)	$14,801	$14,801	$-	$-	$-	$-	$-
Interest expense (8)	404	404	-	-	-	-	-

TOTAL	$15,205	$15,205	$-	$-	$-	$-	$-

(1)
Amount represents the total principal due on the Company’s revolving credit facility as of February 5, 2011.  The facility expires in August 2014.  See Note 10 to the Notes to Consolidated Financial Statements.  This balance could increase or decrease substantially through the expiration date based on the Company’s future repayments and borrowings due to operations and strategic initiatives.

(2)
Amounts represent the expected cash payments of the Company’s interest expense on its revolving credit facility, as of February 5, 2011, calculated based on the rates included in the Credit Agreement, effective August 30, 2010.  These amounts could increase or decrease depending on the Company’s future revolving credit facility levels.

(3)
Amount represents outstanding purchase commitments at February 5, 2011.  The purchase commitments relate principally to marketing initiatives, database maintenance contracts, photographic paper, manufacturing supplies and telecommunication services.

(4)
The Company anticipates it will make a contribution of approximately $2.8 million to the pension plan in 2011.  Obligations beyond 2011 are not currently estimable.  Future contributions to the pension plan will be dependent upon legislation, future changes in discount rates and the earnings performance of the plan assets.

(5)
The Company is obligated to remit to Sears additional payments as stipulated in the settlement of the previous license agreement and the current license agreement.  A $150,000 payment is due to Sears on December 31 of each year through 2014 as part of the settlement of the previous license agreement.

(6)	Amounts consist primarily of severance and related costs, which are recorded at the contractual amounts due.

(7)
The Company primarily uses standby letters of credit to collateralize its various large deductible insurance programs.  The letters of credit generally have a one-year maturity and have auto renewal clauses.

(8)	Amount represents the expected cash payments of the Company’s interest expense on its standby letters of credit.

Liquidity

Cash flows from operations, cash and cash equivalents and the borrowing capacity under the Company’s revolving credit facility, represent expected sources of funds in 2011 that will meet the Company’s obligations and commitments, including debt service, annual dividends to shareholders, planned capital expenditures, which are estimated to approximate $10.0 million for fiscal year 2011, and normal operating needs.

ACCOUNTING PRONOUNCEMENTS AND POLICIES

Adoption of New Accounting Standards

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force (EITF))” (“ASU No. 2010-29”).  ASU No. 2010-29 clarifies the acquisition date that should be used for reporting the pro forma financial information disclosure in Topic 805 when the comparative financial statements are presented.  ASU No. 2010-29 also improves the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination.  ASU No. 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The Company adopted the applicable requirements of ASU No. 2010-29 on February 6, 2011, and there was no effect to the Company’s financial statements.

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB EITF)” (“ASU No. 2010-28”).  ASU No. 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  As a result, current generally accepted accounting principles will be improved by eliminating an entity’s ability to assert that a reporting unit is zero or negative despite the existence of qualitative factors that indicate goodwill is more likely than not impaired.  As a result, goodwill impairments may be reported sooner than under current practice.  ASU No. 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  Early adoption is not permitted.  The Company is currently evaluating the impact of the adoption of ASU No. 2010-28 on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”).  ASU No. 2010-06 amends existing disclosure requirements under ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements on a gross basis relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about inputs and valuation techniques and the level of disaggregation.  The new disclosures and clarifications of existing disclosures are effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide level 3 activity of purchases, sales, issuances and settlements on a gross basis, which is effective for interim and annual periods beginning after December 15, 2010.  The Company adopted the applicable requirements of ASU No. 2010-06 on February 7, 2010, with the exception of the requirement to provide level 3 activity of purchases, sales, issuances and settlements on a gross basis, as this is not effective until the Company’s first quarter of fiscal year 2011, and there was no effect to the Company’s financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB EITF)” (“ASU No. 2009-13”).  ASU No. 2009-13 significantly improves the reporting of transactions to more closely reflect the underlying economics of the transactions by requiring allocation of the overall consideration to each deliverable using the estimated selling price in the absence of vendor-specific objective evidence or third-party evidence of selling price for deliverables.  Additionally, ASU No. 2009-13 will improve financial reporting because the relative selling price method spreads any discount in an arrangement across all of the deliverables in that arrangement rather than allocating the entire discount to the delivered items.  The disclosures required by ASU No. 2009-13 also significantly improve financial reporting by providing users of financial statements with greater transparency of how a vendor allocates revenue in its arrangements, the significant judgments made, and changes to those judgments in allocating that revenue, and how those judgments affect the timing and amount of revenue recognition.  ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  The Company adopted the applicable requirements of ASU No. 2009-13 on February 6, 2011, and is currently assessing the effect, if any, on the Company’s financial statements.

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

Long-Lived Asset Recoverability

In accordance with ASC Topic 360, “Property, Plant and Equipment” (“ASC Topic 360”) long-lived assets, primarily property and equipment, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  The impairment tests, as prescribed under ASC Topic 360, is a two-step process.  If the carrying value of the asset exceeds the expected future cash flows (undiscounted and without interest) from the asset, impairment is indicated.  The impairment loss recognized is the excess of the carrying value of the asset over its fair value.   During the third quarter of 2010, the Company recorded a $1.9 million impairment charge in Other charges and impairments related to its Matthew facility previously classified as “held for sale”, as the carrying value exceeded its fair value; see Note 7 to the Notes to Consolidated Financial Statements.  As of February 5, 2011, no additional impairment was indicated.

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

The Company performs its annual impairment test at the end of its second quarter, or more frequently if circumstances indicate the potential for impairment.  As of July 24, 2010, the end of the Company’s 2010 second quarter, the Company completed its annual impairment test and concluded at that time that the estimated fair value of its reporting unit substantially exceeded its carrying value, and therefore, no impairment was indicated.

As of February 5, 2011, the Company has goodwill recorded of $22.9 million, which relates primarily to one goodwill reporting unit – PMPS.  At the end of the Company’s 2010 fiscal year, the Company considered possible impairment triggering events since the July 24, 2010, impairment test date.  Key items of consideration included the Company’s market capitalization relative to the carrying value of its net assets, estimates of future cash flows, the most significant assumption being the Company’s expectation of future PMPS studio sales levels, and other relevant factors, and concluded that no goodwill impairment was indicated at that date, and consequently its PMPS goodwill reporting unit is currently not at risk of failing the step-one impairment test.  However, if market conditions at the studio or host store levels significantly deteriorate, which would result in lower than expected PMPS studio sales, the Company may be required to record a non-cash impairment charge, which could be significant, and would adversely affect the Company’s financial position and results of operations.

The Company also reviews its intangible assets with definite useful lives, consisting primarily of the PMPS host agreement, under ASC Topic 360, which requires the Company to review for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of intangible assets with definite useful lives is measured by a comparison of the carrying amount of the asset to the estimated future undiscounted cash flows expected to be generated by such assets.  If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, which is determined on the basis of discounted cash flows.

As of February 5, 2011, the Company considered possible impairment triggering events, including projected cash flow data, as well as other relevant factors, and concluded that no impairment was indicated at that date.  However, if market conditions at the studio or host store levels significantly deteriorate, which would result in lower than expected PMPS studio sales, or if there are changes in circumstances, assumptions or estimates, including historical and projected cash flow data, utilized by the Company in its evaluation of the recoverability of its intangible assets with definite useful lives, it is possible that the Company would be required to write-down its intangible assets and record a non-cash impairment charge, which could be significant, and would adversely affect the Company’s financial position and results of operations.

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

Defined Benefit Retirement Plans

The plan obligations and related assets of defined benefit retirement plans are presented in Note 14 in the accompanying Notes to Consolidated Financial Statements. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets. In determining the discount rate, the Company utilizes the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments.  Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans.  Actuarial assumptions used in the Company’s plans at February 5, 2011, are included in Note 14 to the Notes to Consolidated Financial Statements.  Effective February 20, 2009, the Company implemented a freeze of future benefit accruals related to its pension plan for the remaining grandfathered participants.  See further discussion in Note 14 to the Notes to Consolidated Financial Statements.

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

At February 5, 2011, all of the Company’s debt obligations have floating interest rates.  The impact of a 1% change in interest rates affecting the Company’s debt would increase or decrease interest expense by approximately $489,000.

The Company’s net assets, net earnings and cash flows from its Canadian and Mexican operations are based on the U.S. dollar equivalent of such amounts measured in the respective country’s functional currency.  Assets and liabilities are translated to U.S. dollars using the applicable exchange rates as of the end of a reporting period.  Revenues, expenses and cash flows are translated using the average exchange rate during each period.  The Company’s Canadian operations constitute 12% of the Company’s total assets and 14% of the Company’s total sales as of and for the year ended February 5, 2011.  A hypothetical 10% unfavorable change in the Canadian-to-U.S. dollar exchange rate would cause an approximate $1.0 million decrease to the Company’s net asset balance and could materially adversely affect its revenues, expenses and cash flows.  The Company’s exposure to changes in foreign exchange rates relative to the Mexican operations is minimal, as Mexican operations constitute only 2% of the Company’s total assets and 2% of the Company’s total sales as of and for the year ended February 5, 2011.

Item 8.               Financial Statements and Supplementary Data

The Company's fiscal year ends the first Saturday of February.  Accordingly, fiscal year 2010 ended February 5, 2011, and consisted of 52 weeks, fiscal year 2009 ended February 6, 2010, and consisted of 52 weeks, and fiscal year 2008 ended February 7, 2009, and consisted of 53 weeks. Throughout the "Financial Statements and Supplemental Data" section, references to 2010, 2009 and 2008 represent the fiscal years ended February 5, 2011, February 6, 2010, and February 7, 2009, respectively.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CPI Corp.:

We have audited the accompanying consolidated balance sheets of CPI Corp. and subsidiaries (the Company) as of February 5, 2011 and February 6, 2010, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended February 5, 2011. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CPI Corp. and subsidiaries as of February 5, 2011 and February 6, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended February 5, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CPI Corp.’s internal control over financial reporting as of February 5, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 20, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
_________________________________

KPMG LLP

St. Louis, Missouri

April 20, 2011

CPI CORP.
Consolidated Balance Sheets – Assets

in thousands	February 5, 2011	February 6, 2010

ASSETS
Current assets:
Cash and cash equivalents	$5,363	$18,913
Accounts receivable:
Trade	4,707	5,960
Other	971	880
Inventories	7,460	7,465
Prepaid expenses and other current assets	4,971	5,396
Refundable income taxes	-	1,350
Deferred tax assets	5,976	7,253
Assets held for sale	641	6,338

Total current assets	30,089	53,555

Property and equipment:
Land	2,185	2,185
Buildings and building improvements	25,343	25,289
Leasehold improvements	4,383	4,491
Photographic, sales and manufacturing equipment	176,974	168,371
Property not in use (see Note 7)	3,401	-
Total	212,286	200,336
Less accumulated depreciation and amortization	176,288	166,167
Property and equipment, net	35,998	34,169

Prepaid debt fees	1,838	2,237
Goodwill	22,874	21,720
Intangible assets, net	37,862	38,660
Deferred tax assets	7,166	7,701
Other assets	7,973	8,549

TOTAL ASSETS	$143,800	$166,591

See accompanying footnotes to the consolidated financial statements.

CPI CORP.
Consolidated Balance Sheets - Liabilities and Stockholders’ Equity

in thousands, except share and per share data	February 5, 2011	February 6, 2010

LIABILITIES
Current liabilities:
Current maturities of long-term debt	$-	$19,686
Accounts payable	7,583	4,390
Accrued employment costs	8,905	9,878
Customer deposit liability	16,403	11,528
Income taxes payable	215	-
Sales taxes payable	3,767	3,929
Accrued advertising expenses	995	1,062
Accrued expenses and other liabilities	11,335	11,959

Total current liabilities	49,203	62,432

Long-term debt, less current maturities	48,900	57,855
Accrued pension plan obligations	14,862	17,724
Other liabilities	16,565	18,392

Total liabilities	129,530	156,403

CONTINGENCIES (see Note 16)

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized; no shares outstanding	-	-
Preferred stock, Series A, no par value, 200,000 shares authorized; no shares outstanding	-	-
Common stock, $.40 par value, 50,000,000 shares authorized; 9,129,013 and 9,184,081 shares outstanding at
February 5, 2011, and February 6, 2010, respectively	3,652	3,674
Additional paid-in capital	30,785	29,017
Retained earnings	40,794	41,516
Accumulated other comprehensive loss	(12,927)	(14,887)
	62,304	59,320

Treasury stock - at cost, 2,133,566 and 2,175,591 shares at February 5, 2011 and February 6, 2010, respectively	(48,050)	(49,132)

Total CPI Corp. stockholders' equity	14,254	10,188
Noncontrolling interest in subsidiary (see Note 4)	16	-

Total stockholders' equity	14,270	10,188

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$143,800	$166,591

See accompanying footnotes to the consolidated financial statements.

CPI CORP.
Consolidated Statements of Operations

Fifty-two weeks ended February 5, 2011, Fifty-two weeks ended February 6, 2010, and Fifty-three weeks ended February 7, 2009

in thousands, except share and per share data	2010	2009	2008

Net sales	$407,035	$422,371	$462,548

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	28,263	30,626	43,280
Selling, general and administrative expenses	337,490	339,138	377,310
Depreciation and amortization	17,962	22,740	29,432
Other charges and impairments	5,092	3,294	13,557
	388,807	395,798	463,579

Income (loss) from operations	18,228	26,573	(1,031)

Interest expense	3,860	7,030	8,529
Interest income	17	94	2
Other income (expense), net	929	(44)	190
Income (loss) from operations before income tax expense (benefit)	15,314	19,593	(9,368)

Income tax expense (benefit)	3,413	5,796	(2,644)

Net income (loss) from continuing operations	11,901	13,797	(6,724)

Net loss from discontinued operations, net of income tax benefit	-	-	(961)

Net income (loss)	11,901	13,797	(7,685)
Net loss attributable to noncontrolling interest	(7)	-	-

NET INCOME (LOSS) ATTRIBUTABLE TO CPI CORP.	$11,908	$13,797	$(7,685)

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share from continuing operations - diluted	$1.64	$1.97	$(1.03)
Net loss per share from discontinued operations - diluted	-	-	(0.15)
Net income (loss) per share attibutable to CPI Corp. - diluted	$1.64	$1.97	$(1.18)

Net income (loss) per share from continuing operations - basic	$1.64	$1.97	$(1.03)
Net loss per share from discontinued operations - basic	-	-	(0.15)
Net income (loss) per share attributable to CPI Corp. - basic	$1.64	$1.97	$(1.18)

Dividends per share	$0.91	$0.64	$0.64

Weighted average number of common and common equivalent
shares outstanding-diluted	7,271,672	7,019,981	6,509,840
Weighted average number of common and common equivalent
shares outstanding-basic	7,256,619	6,992,511	6,509,840

See accompanying footnotes to the consolidated financial statements.

CPI CORP.
Consolidated Statements of Changes in Stockholders' Equity

Fifty-two weeks ended February 5, 2011, Fifty-two weeks ended February 6, 2010, and Fifty-three weeks ended February 7, 2009

in thousands, except share and per share data				Accumulated
		Additional		other	Treasury	Non-
	Common	paid-in	Retained	comprehensive	stock,	controlling
	stock	capital	earnings	(loss) income	at cost	Interest	Total

Balance at February 2, 2008	$6,811	$54,783	$195,524	$(6,725)	$(233,419)	$-	$16,974

Net loss	-	-	(7,685)	-	-	-	(7,685)
Total other comprehensive loss, net of tax effect
(consisting primarily of foreign exchange impact)	-	-	-	(6,389)	-	-	(6,389)
Total comprehensive loss	-	-	-	-	-	-	(14,074)
Surrender of employee shares for taxes	-	-	-	-	(175)	-	(175)
Issuance of common stock and restricted stock awards,	25	(229)	-	-	1,590	-	1,386
net of forfeitures (419,478 shares)
Stock-based compensation recognized	-	1,037	-	-	-	-	1,037
Decreased tax benefit related to stock-based compensation	-	(178)	-	-	-	-	(178)
Dividends ($0.64 per common share)	-	-	(4,135)	-	-	-	(4,135)

Balance at February 7, 2009	$6,836	$55,413	$183,704	$(13,114)	$(232,004)	$-	$835

Net income	-	-	13,797	-	-	-	13,797
Total other comprehensive loss, net of tax effect
(consisting primarily of defined benefit plan impact)	-	-	-	(1,773)	-	-	(1,773)
Total comprehensive income	-	-	-	-		-	12,024
Surrender of employee shares for taxes	-	-	-	-	(30)	-	(30)
Retirement of treasury stock (8,000,000 shares, at average cost)	(3,200)	(25,940)	(151,526)	-	180,666	-	-
Issuance of common stock and restricted stock awards,
net of forfeitures (193,292 shares)	38	(1,673)	-	-	2,236	-	601
Stock-based compensation recognized	-	1,092	-	-	-	-	1,092
Excess tax benefit related to stock-based compensation	-	125	-	-	-	-	125
Dividends ($0.64 per common share)	-	-	(4,459)	-	-	-	(4,459)

Balance at February 6, 2010	$3,674	$29,017	$41,516	$(14,887)	$(49,132)	$-	$10,188

Net income (loss)	-	-	11,908	-	-	(7)	11,901
Total other comprehensive income, net of tax effect
(consisting primarily of defined benefit plan impact)	-	-	-	1,960	-	-	1,960
Total comprehensive income	-	-	-	-		-	13,861
Issuance of noncontrolling interest	-	-	-	-	-	23	23
Surrender of employee shares for taxes	-	-	-	-	(183)	-	(183)
Purchase and constructive retirement of stock (324,716 shares at cost)	(130)	(1,059)	(6,017)	-	-	-	(7,206)
Issuance of common stock and restricted stock awards,
net of forfeitures (320,959 shares)	108	(507)	-	-	1,265	-	866
Stock options exercised	-	(82)	-	-	-	-	(82)
Stock-based compensation recognized	-	3,016	-	-	-	-	3,016
Excess tax benefit related to stock-based compensation	-	400	-	-	-	-	400
Dividends ($0.91 per common share)	-	-	(6,613)	-	-	-	(6,613)

Balance at February 5, 2011	$3,652	$30,785	$40,794	$(12,927)	$(48,050)	$16	$14,270

See accompanying footnotes to the consolidated financial statements.

CPI CORP.
Consolidated Statements of Cash Flows

Fifty-two weeks ended February 5, 2011, Fifty-two weeks ended February 6, 2010, and Fifty-three weeks ended February 7, 2009

in thousands	2010	2009	2008

Reconciliation of net income (loss) to cash flows provided by (used in) operating activities:

Net income (loss)	$11,901	$13,797	$(7,685)

Adjustments for items not requiring (providing) cash:
Depreciation and amortization	17,962	22,740	29,432
Loss from discontinued operations	-	-	961
Amortization of prepaid debt fees	890	968	678
Loss from extinguishment of debt	1,052	-	-
Stock-based compensation expense	3,016	1,092	1,037
Issuance of common stock to Sears	-	-	865
(Gain) loss on sale of assets held for sale, net	(1,655)	(619)	-
Loss on impairment of property and equipment	1,879	300	739
Loss on disposition of property and equipment	134	580	1,387
Deferred income tax provision	748	6,195	(2,550)
Change in interest rate swap	(2,033)	(1,514)	617
Pension, supplemental retirement plan and profit sharing expense	2,042	870	505
Other	(378)	38	-

Increase (decrease) in cash flow from operating assets and liabilities:
Accounts receivable	1,301	213	4,523
Inventories	388	1,201	5,448
Prepaid expenses and other current assets	514	310	(1,238)
Accounts payable	3,159	(2,439)	(5,153)
Contribution to pension plan	(1,620)	(1,560)	(3,157)
Supplemental retirement plan payments	(78)	(141)	(1,283)
Accrued expenses and other liabilities	(999)	(8,584)	(4,227)
Income taxes payable	1,522	(992)	(708)
Deferred revenues and related costs	(441)	(1,076)	(7,720)
Other	(237)	(90)	192

Cash flows provided by continuing operations	39,067	31,289	12,663
Cash flows used in discontinued operations	-	-	(816)
Cash flows provided by operating activities	$39,067	$31,289	$11,847

See accompanying footnotes to the consolidated financial statements.

CPI CORP.
Consolidated Statements of Cash Flows (…continued)

Fifty-two weeks ended February 5, 2011, Fifty-two weeks ended February 6, 2010, and Fifty-three weeks ended February 7, 2009

in thousands	2010	2009	2008

Cash flows provided by operating activities	39,067	31,289	11,847

Cash flows (used in) provided by financing activities:
Repayment of long-term debt	(77,541)	(28,187)	(8,697)
Borrowings under revolving credit facility	136,936	-	-
Repayments on revolving credit facility	(88,036)	-	-
Payment of debt issuance costs	(1,543)	(943)	-
Cash dividends	(6,613)	(4,459)	(4,135)
Purchase of treasury stock	(7,206)	-	-
Proceeds from stock options exercised	130	-	-
Surrender of employee shares for taxes	(262)	(30)	(175)
Tax benefit (deficiency) excess from stock-based compensation	400	125	(178)
Other	-	-	(234)

Cash flows used in financing activities	(43,735)	(33,494)	(13,419)

Cash flows (used in) provided by investing activities:
Additions to property and equipment	(13,490)	(5,234)	(36,074)
Proceeds from sale of assets held for sale	3,120	1,902	-
Proceeds from sale of property and equipment	27	343	106
Net cash received in connection with the Bella Pictures Acquisition	1,439	-	-
Proceeds from Rabbi Trust used for supplemental retirement plan payments	88	153	1,295
Distribution of Rabbi Trust funds in excess of related obligations	-	-	1,311
Other	(5)	(40)	(126)

Cash flows used in investing activities	(8,821)	(2,876)	(33,488)

Effect of exchange rate changes on cash and cash equivalents	(61)	329	(452)

Net (decrease) increase in cash and cash equivalents	(13,550)	(4,752)	(35,512)

Cash and cash equivalents at beginning of year	18,913	23,665	59,177

Cash and cash equivalents at end of year	$5,363	$18,913	$23,665

See accompanying footnotes to the consolidated financial statements.

CPI CORP.
Consolidated Statements of Cash Flows (…continued)

Fifty-two weeks ended February 5, 2011, Fifty-two weeks ended February 6, 2010, and Fifty-three weeks ended February 7, 2009

in thousands	2010	2009	2008

Supplemental cash flow information:
Interest paid	$5,340	$7,481	$7,969
Income taxes paid, net	$750	$469	$228
Supplemental non-cash financing activities:
Issuance of treasury stock under the Employee Profit Sharing Plan	$733	$594	$521
Issuance of restricted stock and stock options to employees and directors	$3,439	$850	$876
Issuance of noncontrolling interest in connection with the Bella Pictures® Acquisition	$23	$-	$-
Issuance of common stock to Sears	$-	$-	$865

See accompanying footnotes to the consolidated financial statements.

CPI CORP.
Notes to Consolidated Financial Statements

NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

CPI Corp. is a holding company engaged, through its wholly-owned subsidiaries and partnerships, in selling and manufacturing professional portrait photography of young children, individuals and families and offers other related products and services.  The Company also offers wedding photography and videography services and products through its subsidiary, Bella Pictures Holdings, LLC.

The Company operates 3,084 (unaudited) professional portrait studios as of February 5, 2011, throughout the U. S., Canada, Mexico and Puerto Rico, principally under license agreements with Sears and Toys “R” Us and lease and license agreements with Walmart.  The Company also operates websites which support and complement its Sears, Walmart and Toys “R” Us  studio operations.  These websites serve as vehicles to archive, share portraits via email (after a portrait session) and order additional portraits and products.

Effective as of April 20, 2010, the Company entered into a license agreement with Toys “R” Us – Delaware, Inc. (“Toys “R” Us” or “TRU”) which grants the Company an exclusive license to operate photo studios in certain Babies “R” Us stores under the Kiddie Kandids name.  The term of the agreement expires on January 31, 2016.  The agreement allows CPI significant operating flexibility and collaborative marketing opportunities and provides for the opening of additional locations through October of 2011.  The agreement contains certain termination rights for both the Company and TRU.  The fees paid to TRU under the agreement are based upon the Gross Sales of the Studios operated under the agreement.  Separately, in the first quarter of 2010, the Company also acquired certain assets of Kiddie Kandids, LLC in an auction approved by the United States Bankruptcy Court for the District of Utah (the “Kiddie Kandids, LLC asset acquisition”).  The Company evaluated the asset purchase under the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations” (“ASC Topic 805”) and determined the purchase was an asset acquisition rather than a business combination.  Accordingly, the purchase of such assets has been classified as an asset acquisition in the accompanying consolidated financial statements.

On January 26, 2011, the Company acquired substantially all of the assets and certain liabilities of Bella Pictures, Inc., a provider of branded wedding photography services (the “Bella Pictures® Acquisition”).  The operations acquired through the Bella Pictures® Acquisition are conducted through the Company’s subsidiary, Bella Pictures Holdings, LLC (“Bella Pictures®”).  The Bella Pictures® Acquisition significantly expands the Company’s mobile photography operations and offers customers wedding photography and videography services and products in most major U.S. markets through a network of certified photographers and videographers.

For purposes of this report, the Walmart studio operations are operating within CPI Corp. under the tradenames PictureMe Portrait Studio® in the U.S., Walmart Portrait Studios in Canada and Estudios Fotografia de Walmart in Mexico, collectively “PMPS” or the “PMPS brand”.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries.   All significant intercompany accounts and transactions are eliminated in consolidation.  Certain items in prior years have been reclassified to conform with the current year presentation.

Fiscal Year

The Company's fiscal year ends on the first Saturday of February.  Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years.

Fiscal year	Ended	Weeks
2010	February 5, 2011	52
2009	February 6, 2010	52
2008	February 7, 2009	53

CPI CORP.
Notes to Consolidated Financial Statements

Business Concentrations

Volume of business – The Company’s customers are not concentrated in any specific geographic region.  Due to the widely dispersed nature of the Company’s retail business across a broad customer base, no single customer accounts for a significant amount of the Company’s sales.

Revenues – During 2010, 52%, 43% and 5% of the Company’s revenues were generated from sales at PMPS, Sears Portrait Studios (“SPS” or the “SPS brand”), and Kiddie Kandids Portrait Studios (“KKPS” or the “KKPS brand”), respectively.  In 2009, respective revenues were 52%, 48% and 0%.  These studios operate under lease and license agreements with Walmart, Sears and Toys “R” Us in the U. S., Canada, Mexico and Puerto Rico that require the Company to pay fees to host companies based on total annual net sales.  Revenues related to the Bella Pictures® Acquisition were not material to the Company in fiscal year 2010.

Sources of supply – The Company purchases photographic paper and processing chemistry from four major manufacturers.  The Company also purchases software for certain of its U.S. studios from two vendors and also has internally developed software that is fully functional in a small number of its U.S. studios.  The Company purchases other equipment and materials for its operations from a number of suppliers and is not solely dependent upon any supplier for any specific equipment or materials.

Foreign operations – Included in the Company’s Consolidated Balance Sheets at February 5, 2011, and February 6, 2010, are long-lived assets of $14.5 million and $15.7 million, respectively, utilized in the Company’s Canadian operations.  Net sales related to the Canadian operations were $57.6 million, $54.8 million and $54.6 million in fiscal 2010, 2009 and 2008, respectively.  Also included in the Company’s Consolidated Balance Sheets at February 5, 2011, and February 6, 2010, are long-lived assets of $2.3 million and $858,000, respectively, utilized in the Company’s Mexican operations.  Net sales related to the Company’s Mexican operations were $8.7 million, $7.9 million and $10.1 million in 2010, 2009 and 2008, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include, but are not limited to, insurance reserves; depreciation; recoverability of long-lived assets, goodwill and intangible assets; defined benefit retirement plan assumptions and income taxes.  Actual results could differ from those estimates.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Foreign Currency Translations

The Company’s net assets, net earnings and cash flows from its Canadian and Mexican operations are based on the U.S. dollar equivalent of such amounts measured in the respective country’s functional currency.  Assets and liabilities are translated to U.S. dollars using the applicable exchange rates as of the end of a reporting period.  Revenues, expenses and cash flows are translated using the average exchange rate during each period.  Gains and losses on foreign currency translations are included in the determination of accumulated other comprehensive income (loss) for the year.  These gains (losses) amounted to $521,000, $2.5 million and ($5.0 million), in 2010, 2009 and 2008, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  As of February 5, 2011, the Company’s cash equivalents were not material.

Accounts Receivable

For all PMPS studios, collections from customers are made directly by CPI.  There are no customer receivables since revenue is not recorded until the delivery of a package which coincides with final collection.  Accordingly, no allowance for doubtful accounts is required.

CPI CORP.
Notes to Consolidated Financial Statements

For all SPS and KKPS studios, collections (cash, check and credit sales) are deposited with Sears and Toys “R” Us, respectively, and subsequently remitted, net of commission, to CPI by Sears and Toys “R” Us.  Sears’ and Toys “R” Us’ remittances are reconciled to CPI receivables and any differences are resolved and recorded as appropriate.  There was no allowance for doubtful accounts at February 5, 2011, and February 6, 2010, as substantially all accounts receivable relate to amounts to be remitted by Sears and Toys “R” Us, and management has a high level of assurance of the collectability of these amounts.

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

Depreciation and amortization on property and equipment is computed principally using the straight-line method over estimated useful lives of the respective assets.  Photographic, sales and manufacturing equipment purchased in connection with the Kiddie Kandids, LLC asset acquisition and the Bella Pictures® Acquisition were assigned lives in accordance with their remaining useful life.  A summary of estimated useful lives is as follows:

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

Long-Lived Asset Recoverability

In accordance with ASC Topic 360, “Property, Plant and Equipment” (“ASC Topic 360”) long-lived assets, primarily property and equipment, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  The impairment test, as prescribed under ASC Topic 360, is a two-step process.  If the carrying value of the asset exceeds the expected future cash flows (undiscounted and without interest) from the asset, impairment is indicated.  The impairment loss recognized is the excess of the carrying value of the asset over its fair value.  During the third quarter of 2010, the Company recorded a $1.9 million impairment charge in Other charges and impairments related to its Matthew facility previously classified as “held for sale”, as the carrying value exceeded its fair value; see Note 7 to the Notes to Consolidated Financial Statements.  As of February 5, 2011, no additional impairment was indicated.

Business Combinations

In accordance with ASC Topic 805, the Company allocates the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values.  Valuations are performed to assist in determining the fair values of assets acquired and liabilities assumed, which requires management to make significant estimates and assumptions, especially with respect to intangible assets.  Management makes estimates of fair value based upon assumptions believed to be reasonable.  These estimates are based in part on historical experience and information obtained from management of the acquired companies and expectations of future cash flows.

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

The Company performs its annual impairment test at the end of its second quarter, or more frequently if circumstances indicate the potential for impairment.  As of July 24, 2010, the end of the Company’s 2010 second quarter, the Company completed its annual impairment test and concluded at that time that the estimated fair value of its reporting unit substantially exceeded its carrying value, and therefore, no impairment was indicated.

As of February 5, 2011, the Company has goodwill recorded of $22.9 million, which relates primarily to one goodwill reporting unit – PMPS.  At the end of the Company’s 2010 fiscal year, the Company considered possible impairment triggering events since the July 24, 2010, impairment test date.  Key items of consideration included the Company’s market capitalization relative to the carrying value of its net assets, estimates of future cash flows, the most significant assumption being the Company’s expectation of future PMPS studio sales levels, and other relevant factors, and concluded that no goodwill impairment was indicated at that date, and consequently its PMPS goodwill reporting unit is currently not at risk of failing the step-one impairment test.  However, if market conditions at the studio or host store levels significantly deteriorate, which would result in lower than expected PMPS studio sales, the Company may be required to record a non-cash impairment charge, which could be significant, and would adversely affect the Company’s financial position and results of operations.

The Company also reviews its intangible assets with definite useful lives, consisting primarily of the PMPS host agreement, under ASC Topic 360, which requires the Company to review for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of intangible assets with definite useful lives is measured by a comparison of the carrying amount of the asset to the estimated future undiscounted cash flows expected to be generated by such assets.  If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, which is determined on the basis of discounted cash flows.

As of February 5, 2011, the Company considered possible impairment triggering events, including projected cash flow data, as well as other relevant factors, and concluded that no impairment was indicated at that date.  However, if market conditions at the studio or host store levels significantly deteriorate, which would result in lower than expected PMPS studio sales, or if there are changes in circumstances, assumptions or estimates, including historical and projected cash flow data, utilized by the Company in its evaluation of the recoverability of its intangible assets with definite useful lives, it is possible that the Company would be required to write-down its intangible assets and record a non-cash impairment charge, which could be significant, and would adversely affect the Company’s financial position and results of operations.

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

Revenue Recognition and Deferred Costs

Studio sales revenue is recorded when portraits and/or other merchandise is delivered to customers.  Costs incurred relating to portraits processed pending delivery to customers, or in-process, is inventoried and expensed when the related photographic sales revenue is recognized.

CPI CORP.
Notes to Consolidated Financial Statements

Each studio brand offers customers the opportunity to join a portrait savings club.  Each club requires a one-time membership fee for a certain enrollment period, which is currently one year.  PMPS Portrait Smiles Club, Sears’ Super Saver Program and Kiddie Kandids Portrait Club members receive savings on products and services and a free portrait sheet on each returning visit.  Additionally, Sears’ Super Saver Program and Kiddie Kandids Portrait Club members pay no session fees for the enrollment period.  These plans were designed to promote customer loyalty while encouraging frequent return visits to the studio.  The entire fee received is deferred and amortized into revenues on a straight-line basis over the period of the customer’s program.

Bella Pictures® revenue is recorded when each element of the wedding contract is provided (for services) or delivered (for products) to the customer.  Costs of the individual elements are capitalized and expensed when the related sales revenue is recognized.

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

The Consolidated Balance Sheets include capitalized direct-response advertising costs of $857,000 and $1.0 million at February 5, 2011, and February 6, 2010, respectively.  Advertising expense for 2010, 2009 and 2008 was $28.1 million, $30.7 million and $32.3 million, respectively.

Defined Benefit Plans

The Company maintains a qualified, noncontributory pension plan that covers all full-time U.S. employees meeting certain age and service requirements.  At the measurement date of February 5, 2011, plan assets are measured and recorded at fair value.  The net pension plan and supplemental executive retirement plan (“SERP”) benefit obligations and the related periodic costs are based on, among other things, assumptions of the discount rate, estimated return on plan assets and estimated salary increases. These obligations and related periodic costs are measured using actuarial techniques and assumptions.  While management has determined the assumptions are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension obligation and future net periodic benefit cost.  The actuarial cost method used to compute the pension plan liabilities and related expense is the Projected Unit Credit method.  Market related value of assets is valued with a five-year phase-in of gains and losses.  The SERP has no assets.

Effective February 20, 2009, the Company implemented a freeze of future benefit accruals related to its pension plan for the remaining grandfathered participants.  During 2008, the Company settled certain of its liabilities related to its noncontributing defined benefit plan through lump-sum settlements with two employees and one other participant.  See further discussion in Note 14 to the Notes to Consolidated Financial Statements.

Postemployment Benefits

In the ordinary course of business, the Company may provide postemployment benefits to employees who have been terminated.  The Company does not accrue obligations related to these benefits over the service period as the obligation, if any, cannot be reasonably estimated.  Obligations are accrued when terminations are probable and estimable.

CPI CORP.
Notes to Consolidated Financial Statements

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

Stock-based Compensation Plans

At February 5, 2011, the Company had various stock-based employee compensation plans, which are described more fully in Note 13 to the Notes to Consolidated Financial Statements.  The Company accounts for its stock-based compensation plans under ASC Topic 718, “Compensation – Stock Compensation” (“ASC Topic 718”) which requires companies to recognize the cost of awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

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

NOTE 2 -   ADOPTION OF NEW ACCOUNTING STANDARDS

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force (EITF))” (“ASU No. 2010-29”).  ASU No. 2010-29 clarifies the acquisition date that should be used for reporting the pro forma financial information disclosure in Topic 805 when the comparative financial statements are presented.  ASU No. 2010-29 also improves the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination.  ASU No. 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The Company adopted the applicable requirements of ASU No. 2010-29 on February 6, 2011, and there was no effect to the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”).  ASU No. 2010-06 amends existing disclosure requirements under ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements on a gross basis relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about inputs and valuation techniques and the level of disaggregation.  The new disclosures and clarifications of existing disclosures are effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide level 3 activity of purchases, sales, issuances and settlements on a gross basis, which is effective for interim and annual periods beginning after December 15, 2010.  The Company adopted the applicable requirements of ASU No. 2010-06 on February 7, 2010, with the exception of the requirement to provide level 3 activity of purchases, sales, issuances and settlements on a gross basis, as this is not effective until the Company’s first quarter of fiscal year 2011, and there was no effect to the Company’s financial statements.

CPI CORP.
Notes to Consolidated Financial Statements

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB EITF)” (“ASU No. 2009-13”).  ASU No. 2009-13 significantly improves the reporting of transactions to more closely reflect the underlying economics of the transactions by requiring allocation of the overall consideration to each deliverable using the estimated selling price in the absence of vendor-specific objective evidence or third-party evidence of selling price for deliverables.  Additionally, ASU No. 2009-13 will improve financial reporting because the relative selling price method spreads any discount in an arrangement across all of the deliverables in that arrangement rather than allocating the entire discount to the delivered items.  The disclosures required by ASU No. 2009-13 also significantly improve financial reporting by providing users of financial statements with greater transparency of how a vendor allocates revenue in its arrangements, the significant judgments made, and changes to those judgments in allocating that revenue, and how those judgments affect the timing and amount of revenue recognition.  ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  The Company adopted the applicable requirements of ASU No. 2009-13 on February 6, 2011, and is currently assessing the effect, if any, on the Company’s financial statements.

NOTE 3 –         NEW LICENSE AGREEMENT

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

NOTE 4 –         BUSINESS ACQUISITION

The Bella Pictures® Acquisition was made pursuant to the Asset Purchase Agreement (the “Agreement”) dated January 26, 2011, by and among Bella Pictures Holdings, LLC, a Delaware limited liability company (“Bella Pictures®” or the “Buyer”), Bella Pictures, Inc., a Delaware corporation (the “Seller”), CPI Corp., a Delaware corporation (“CPI”), and Foundation Capital IV, L.P. (“Foundation Capital”).  In consideration for the Assets purchased, the Buyer issued to Foundation Capital Class A Units in Bella Pictures®, representing a 5% equity interest in Bella Pictures® with a fair value at the date of issuance of approximately $23,000, estimated using a discounted cash flow analysis.  In addition, the Buyer assumed certain liabilities of the Seller, consisting primarily of the obligation to fulfill customer wedding orders booked and outstanding at the date of acquisition.  This obligation is net of approximately $1.4 million in net cash received from the Seller.

The Company has accounted for the acquisition as a business combination under the guidance in ASC Topic 805.  The results of Bella Pictures® have been included in the accompanying consolidated financial statements from the date of acquisition and were not significant to fiscal year 2010.  The purchase price was allocated based on the Company’s preliminary estimate of the fair value of the tangible and identifiable intangible assets and liabilities pursuant to a valuation study which the Company expects to finalize in fiscal year 2011.  Adjustments to the allocation of the purchase price, if any, resulting from finalization of the Company’s analysis are not expected to be significant.  The goodwill of $1.0 million arising from the acquisition is largely attributable to the anticipated synergies from the combination of operations and future growth potential.

The following table summarizes the fair values of the assets acquired and liabilities assumed at January 26, 2011 (in thousands):

Current assets	$457
Property and equipment	1,729
Goodwill	983
Tradename	755

Total assets acquired	$3,924

Current liabilities assumed	(5,340)
Net cash received from Seller	1,439

Total allocated purchase price	$23

CPI CORP.
Notes to Consolidated Financial Statements

The following unaudited pro forma summary presents the Company’s revenue, net income, diluted income per common share and basic income per common share as if the Bella Pictures® Acquisition had occurred on the first day of each fiscal year presented (in thousands, except per share data):

	2010	2009

Revenue	$413,517	$430,004

Net income	5,331	812
Net loss attributable to noncontrolling interest	(281)	(649)
Net income attributable to CPI Corp.	$5,612	$1,461

Diluted income per common share attributable to CPI Corp.	$0.77	$0.21

Basic income per common share attributable to CPI Corp.	$0.77	$0.21

Pro forma adjustments have been made to reflect depreciation and amortization using asset values recognized after applying purchase accounting adjustments.

This pro forma information is presented for informational purposes only and is not necessarily indicative of actual results had the acquisition been effected at the beginning of the periods presented, and is not necessarily indicative of future results.

NOTE 5 –         DISCONTINUED OPERATIONS

During the fourth quarter of 2008, the Company decided to discontinue its Portrait Gallery and E-Church operations in order to eliminate the unprofitable operations.  Sales and operating results for these operations included in discontinued operations are presented in the following table:

in thousands	2008

Discontinued operations:

Net Sales	$463

Operating loss	$1,504
Tax benefit	543

Net loss from discontinued operations	$961

The net loss consists of costs to operate the Portrait Gallery and E-Church operations until they were discontinued in the fourth quarter of 2008, as well as related asset write-offs.

NOTE 6 –         INVENTORIES

Inventories consist of:

in thousands	February 5, 2011	February 6, 2010

Raw materials - film, paper and chemicals	$2,130	$2,181
Portraits in process	1,274	1,138
Finished portraits pending delivery	97	91
Frames and accessories	230	258
Studio supplies	2,556	2,840
Equipment repair parts and supplies	627	650
Other	546	307

Total	$7,460	$7,465

These balances are net of obsolescence reserves totaling $38,000 and $177,000 at February 5, 2011, and February 6, 2010, respectively.

CPI CORP.
Notes to Consolidated Financial Statements

NOTE 7 –         ASSETS HELD FOR SALE AND PROPERTY NOT IN USE

In connection with the PCA Acquisition, the Company acquired a manufacturing facility located in Matthews, North Carolina, and excess parcels of land located in Charlotte, North Carolina.  In the third and fourth quarters of 2008, the Company ceased use of the excess parcels of land and the manufacturing facility, respectively, and committed to a plan to sell such assets as they were no longer required by the business.  In the third quarter of 2009, the Company also ceased use of and committed to a plan to sell its film production facility located in Brampton, Ontario, as the facility was no longer required due to the elimination of film production.  In connection with the Kiddie Kandids, LLC asset acquisition in the first quarter of 2010, the Company acquired certain assets, including a building in Sandy, Utah, and various furniture and equipment that it did not intend to use.

As of February 5, 2011, the Company determined the Sandy, Utah building continues to meet the criteria for “held for sale accounting” under ASC Topic 360, and has presented the asset separately on the face of the Consolidated Balance Sheet as of February 5, 2011.  The Brampton, Ontario facility was sold in the second quarter of 2010 and resulted in net proceeds to the Company of $2.5 million, which was used to pay down outstanding long-term debt in connection with certain mandatory prepayment requirements, and resulted in a net gain of $1.5 million, which was recorded in Other charges and impairments in the second quarter of 2010.  The equipment acquired in connection with the Kiddie Kandids, LLC asset acquisition was sold throughout 2010 and resulted in net proceeds to the Company of $571,000, and resulted in net gains of $162,000, which were recorded in Other charges and impairments in 2010.  The Matthews facility and excess parcels of land were reclassified from Assets held for sale to Property and equipment (“Property not in use”) in the balance sheet as of November 13, 2010 and February 5, 2011, respectively; see discussion below.

At the time an asset qualifies for “held for sale accounting”, the asset is evaluated to determine whether or not the carrying value exceeds its fair value less cost to sell.  Any loss as a result of the carrying value being in excess of fair value less cost to sell is recorded in the period the asset meets “held for sale accounting”.  Management judgment is required to assess the criteria required to meet “held for sale accounting” and estimate the expected net amount recoverable upon sale.  As of February 5, 2011, the carrying value of the asset classified as held for sale did not exceed its fair value less costs to sell.  The Company expects the sale of this asset will be completed within approximately a one year time period.

During the third quarter of 2010, the Company reevaluated the carrying value of the Matthews facility as a result of the continuing difficult real estate environment in the Matthews and surrounding areas, evidenced by a continuing increase in supply of properties for sale in the market, recent sales activity at lower average selling prices and the increasing length of time the property has been marketed for sale.  The Company valued the Matthews facility using a Level 2 (significant other observable inputs) “market value approach” valuation technique which used a sales comparison approach in which prices for similarly situated properties were considered.  Based on this analysis, the Company determined the fair value of the Matthews facility had declined in the third quarter, and its carrying value exceeded the revised estimate of the facility’s fair value less cost to sell by approximately $1.9 million.  As such, the Company recorded a $1.9 million impairment charge in Other charges and impairments in the third quarter of 2010.  The Company also reevaluated the “held for sale accounting” classification criteria during the third quarter of 2010, and determined, based on an analysis of the current asking price relative to the adjusted carrying value of the facility, and in consideration of the increased uncertainty surrounding the expected timing of the sale deriving from the factors discussed above, that the Company is unable to predict the probability that the sale of the facility will be completed within the next twelve months.  Accordingly, the Matthews facility no longer met the criteria for classification as “held for sale accounting”, and was reclassified to Property and equipment (“Property not in use”) as of November 13, 2010.  The Company commenced depreciation on the facility in the fourth quarter of 2010, and continues to monitor the facility for impairment in excess of depreciation expense due to declines in fair value.  Notwithstanding, the Company plans to continue to actively market the facility for sale.

During the fourth quarter of 2010, due to recent adverse changes in a potential sale and the increasing length of time the property has been marketed for sale, the Company reevaluated the “held for sale accounting” classification criteria for the two excess parcels of land located in Charlotte, North Carolina, and determined, based on consideration of the increased uncertainty surrounding the expected timing of the sale deriving from the factors discussed above, that the Company is unable to predict the probability that the sale of the excess parcels of land will be completed within the next twelve months.  Accordingly, the excess parcels of land no longer meet the criteria for classification as “held for sale accounting”, and have been reclassified to Property and equipment (“Property not in use”) as of February 5, 2011.  Notwithstanding, the Company plans to continue to actively market the excess parcels of land for sale at a reasonable asking price.

CPI CORP.
Notes to Consolidated Financial Statements

The major classes of assets included in Assets held for sale in the Consolidated Balance Sheet are as follows:

in thousands	February 5, 2011	February 6, 2010

Land	$-	$2,203
Buildings and building improvements	641	4,135

Assets held for sale	$641	$6,338

 The major classes of assets included in Property not in use in the Consolidated Balance Sheet are as follows:

in thousands	February 5, 2011

Land	$996
Buildings and building improvements(1)	2,405

Property not in use	$3,401

(1)
Depreciation expense of $49,000 related to the building and building improvements in fiscal year 2010 is included in the total accumulated depreciation and amortization line in the Consolidated Balance Sheet.

NOTE 8 –         GOODWILL AND INTANGIBLE ASSETS

In connection with the PCA Acquisition, the Company recorded goodwill in the excess of the purchase price over the fair value of assets acquired and liabilities assumed in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”).  In connection with the Bella Pictures® Acquisition in fiscal year 2010, the Company recorded goodwill in the excess of the purchase price over the fair value of the assets acquired and liabilities assumed in accordance with ASC Topic 350, “Intangibles-Goodwill and Other” (“ASC Topic 350”).  Under SFAS No. 141 and ASC Topic 350, goodwill is not amortized and instead is periodically evaluated for impairment.  The goodwill is expected to be fully deductible for tax purposes over 15 years.  The following is a summary of the 2010 and 2009 changes in goodwill (in thousands):

	2010	2009
Balance, beginning of year	$21,720	$21,459
Bella Pictures Acquisition	983	-
Translation impact on foreign balances	171	261
Balance, end of year	$22,874	$21,720

The Company performs its annual goodwill impairment test at the end of its second quarter, or more frequently if circumstances indicate the potential for impairment.  As of July 24, 2010, the end of the Company’s 2010 second quarter, the Company completed its annual impairment test and concluded at that time that the estimated fair value of its reporting unit substantially exceeded its carrying value, and therefore, no impairment was indicated.

As of February 5, 2011, the Company has goodwill recorded of $22.9 million, which relates primarily to one goodwill reporting unit – PMPS.  At the end of the Company’s 2010 fiscal year, the Company considered possible impairment triggering events since the July 24, 2010, impairment test date.  Key items of consideration included the Company’s market capitalization relative to the carrying value of its net assets, estimates of future cash flows, the most significant assumption being the Company’s expectation of future PMPS studio sales levels, and other relevant factors, and concluded that no goodwill impairment was indicated at that date, and consequently its PMPS goodwill reporting unit is currently not at risk of failing the step-one impairment test.  However, if market conditions at the studio or host store levels significantly deteriorate, which would result in lower than expected PMPS studio sales, the Company may be required to record a non-cash impairment charge, which could be significant, and would adversely affect the Company’s financial position and results of operations.

CPI CORP.
Notes to Consolidated Financial Statements

In connection with the PCA Acquisition, the Company also acquired intangible assets related to the host agreement with Walmart and the customer list.  These assets were recorded in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  The host agreement with Walmart and the customer list are being amortized over their useful lives of 21.5 years using the straight-line method and 6 years using an accelerated method, respectively.  During fiscal year 2010, in connection with the Kiddie Kandids asset acquisition and the Bella Pictures® Acquisition, the Company also acquired a customer list and tradename, respectively.  These assets were recorded in accordance with ASC Topic 350.  The customer list and tradename are being amortized over their useful lives of 5.5 years using an accelerated method and 10 years using the straight-line method, respectively.  The following table summarizes the Company’s amortized intangible assets as of February 5, 2011 (in thousands):

2010
	Net Balance			Translation	Net Balance
	at Beginning		Accumulated	Impact of	at End
	of Year	Acquisition	Amortization	Foreign Balances	of Year

Acquired host agreement	$38,238	$-	$(2,049)	$530	$36,719
Acquired customer lists	422	257	(294)	5	390
Acquired tradename	-	755	(2)	-	753
	$38,660	$1,012	$(2,345)	$535	$37,862

2009
	Net Balance			Translation	Net Balance
	at Beginning		Accumulated	Impact of	at End
	of Year	Acquisition	Amortization	Foreign Balances	of Year

Acquired host agreement	$39,398	$-	$(2,019)	$859	$38,238
Acquired customer list	808	-	(401)	15	422
	$40,206	$-	$(2,420)	$874	$38,660

The aggregate amortization expense for these intangible assets was $2.3 million, $2.4 million and $2.8 million in fiscal years 2010, 2009 and 2008, respectively.  The estimated aggregate amortization expense for the next five fiscal years is as follows:

2011	$2,326
2012	$2,234
2013	$2,216
2014	$2,190
2015	$2,143

The Company also reviews its intangible assets with definite useful lives, consisting primarily of the PMPS host agreement, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  As of February 5, 2011, the Company considered possible impairment triggering events, including projected cash flow data, as well as other relevant factors, and concluded that no impairment was indicated at that date.  However, if market conditions at the studio or host store levels significantly deteriorate, which would result in lower than expected PMPS studio sales, or if there are changes in circumstances, assumptions or estimates, including historical and projected cash flow data, utilized by the Company in its evaluation of the recoverability of its intangible assets with definite useful lives, it is possible that the Company would be required to write-down its intangible assets and record a non-cash impairment charge, which could be significant, and would adversely affect the Company’s financial position and results of operations.

CPI CORP.
Notes to Consolidated Financial Statements

NOTE 9 –         OTHER ASSETS AND OTHER LIABILITIES

Included in Accrued expenses and other liabilities as of February 5, 2011, and February 6, 2010, is $4.3 million and $3.4 million, respectively, in accrued host commissions and $3.7 million and $3.6 million, respectively, related to accrued worker’s compensation.

Included in both Other assets and Other liabilities is $7.0 million and $7.7 million as of February 5, 2011, and February 6, 2010, respectively, related to worker’s compensation insurance claims that exceed the deductible of the Company and that will be paid by the insurance carrier.  Since the Company is not released as primary obligor of the liability, it is included in both Other assets as a receivable from the insurance company and in Other liabilities as an insurance liability.

NOTE 10 –       BORROWINGS

In connection with the PCA Acquisition on June 8, 2007, the Company amended and restated its former credit agreement (the “former agreement”) to a five-year term and revolving credit facility in an amount up to $155 million, consisting of a $115 million term loan and a $40 million revolving loan with a sub-facility for letters of credit in an amount not to exceed $25 million.  The Company incurred $2.7 million in issuance costs associated with this second amended and restated agreement.  Effective April 16, 2009, the Company entered into the third amendment to its former agreement to change the interest rate structure and amortization schedule and to replace preexisting minimum EBITDA and interest coverage covenants with a fixed charge ratio test (as defined, EBITDA minus capital expenditures to fixed charges) and tighten the leverage ratio test (as defined, Total Funded Debt to EBITDA).  These changes were made to allow for greater flexibility in the event that the economic climate worsens and has an impact on the Company’s earnings.  The Company incurred $943,000 in fees paid to creditors associated with this amendment.

On August 30, 2010, the Company entered into the Credit Agreement (the “Credit Agreement”) with the financial institutions that are or may from time to time become parties thereto and Bank of America, N.A., as administrative agent for the lenders, and as swing line lender and issuing lender.  The Credit Agreement makes available to the Company a revolving credit facility which includes letters of credit and replaces the Company’s former facility.

The Credit Agreement is a new four-year revolving credit facility, expiring in August 2014, in an amount of up to $105 million, with a sub-facility for letters of credit in an amount not to exceed $25 million.  In addition, the Company, at its option, may choose to increase the revolving commitment up to an additional $20 million.  The new credit facility provides the Company greater flexibility to pursue financial and strategic opportunities.  The obligations of the Company under the Credit Agreement are secured by (i) a guaranty from certain material direct and indirect domestic subsidiaries of the Company, and (ii) a lien on substantially all of the assets of the Company and such subsidiaries.

The revolving loans under the Credit Agreement bear interest, at the Company’s option, at either the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 2.25% to 3.0%, or an alternative base rate plus a spread range from 1.25% to 2.0%.  The alternative base rate is the greater of Bank of America, N.A. prime rate, the Federal Funds rate plus 0.5% or the one month British Bankers’ Association LIBOR plus 1.0% (the “Base Rate”).  The Company is also required to pay a non−use fee of 0.4% to 0.5% per annum on the unused portion of the revolving loans and letter of credit fees of 2.25% to 3.0% per annum. The interest rate spread in the case of LIBOR and Base Rate loans and the payment of the non−use and letter of credit fees is dependent on the Company’s Total Funded Debt to EBITDA ratio, as defined in the Credit Agreement.  Interest on each Base Rate loan is payable quarterly in arrears and at maturity.  Interest on each LIBOR loan is payable on the last day of each Interest Period, as defined in the Credit Agreement, relating to such loan, upon a repayment of such loan and at maturity.

The Credit Agreement and related loan documents contain terms and provisions (including representations, covenants and conditions) customary for transactions of this type.  The financial covenants include a leverage ratio test (as defined, Total Funded Debt to EBITDA) and an interest coverage ratio test (as defined, EBITDA minus capital expenditures to interest expense).  Other covenants include limitations on lines of business, additional indebtedness, liens and negative pledge agreements, incorporation of other debt covenants, guarantees, investments and advances, cancellation of indebtedness, restricted payments, modification of certain agreements and instruments, inconsistent agreements, leases, consolidations, mergers and acquisitions, sale of assets, subsidiary dividends, and transactions with affiliates.

CPI CORP.
Notes to Consolidated Financial Statements

The Credit Agreement also contains customary events of default, including nonpayment of the principal of any loan or letter of credit obligation, interest, fees or other amounts; inaccuracy of representations and warranties; violation of covenants; certain bankruptcy events; cross−defaults to other material obligations and other indebtedness (if any); change of control of events; material judgments; certain ERISA−related events; and the invalidity of the loan documents (including the collateral documents).  If an event of default occurs and is continuing under the Credit Agreement, the lenders may terminate their obligations thereunder and may accelerate the payment by the Company and the subsidiary guarantors of all of the obligations due under the Credit Agreement and the other loan documents.

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

As of February 5, 2011, the Company had $48.9 million outstanding under its new credit facility.  In the third quarter of 2010, the Company used the proceeds from the new credit facility to pay down the remaining debt on the former facility.  The Company incurred approximately $1.5 million in issuance costs in 2010 associated with the new credit facility.  These fees will be amortized on a straight-line basis over the life of the revolving commitment since there are no borrowings or repayments scheduled.  The Company wrote off $1.1 million in unamortized debt fees in 2010 related to the former facility.  This charge was recorded in Other charges and impairments in 2010.

The Company was in compliance with all the financial covenants under its Credit Agreement as of February 5, 2011.

As part of the Company’s former credit facility, the Company had entered into an interest rate swap agreement to manage the interest rate risk on a portion of its term loan.  This swap agreement expired on September 17, 2010.  The fixed rate gain (loss) related to this agreement was $2.0 million, $1.5 million and ($617,000) for 2010, 2009 and 2008, respectively, which is included in Interest expense for those respective periods.

Outstanding debt obligations are as follows:

in thousands	February 5, 2011	February 6, 2010

Revolving credit facility	$48,900	$-
Term loan portion of the Credit Agreement	-	77,541
Less: current maturities	-	(19,686)
Outstanding debt obligations	$48,900	$57,855

There were no short-term borrowings outstanding under the revolving credit facility or revolving loan at February 5, 2011, or February 6, 2010, respectively.

As of February 5, 2011, scheduled debt maturities are $0 for 2011 through 2013 and $48.9 million for 2014.

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

Open Market Repurchase Program

On August 25, 2010, the Company's Board of Directors authorized a 1.0 million share open market repurchase program.  The expiration date of the program is August 25, 2011.  During the fourth quarter of fiscal year 2010, the Company repurchased 324,716 shares of its common stock at an average price of $22.19 per share.  Subsequent to the 2010 fiscal year end, the Company repurchased an additional 52,937 shares of its common stock at an average price of $20.54 per share.  The remaining maximum number of shares that may yet be purchased under the program as of April 20, 2011, is 622,347 shares.

Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following table shows the computation of comprehensive income (loss):

in thousands	2010	2009	2008

Net income (loss)	$11,901	$13,797	$(7,685)
Other comprehensive income (loss):
Foreign currency translation adjustments	521	2,451	(4,976)
Defined benefit plans (1)	1,439	(4,224)	(1,413)
Total other comprehensive income (loss)	1,960	(1,773)	(6,389)

Total comprehensive income (loss)	$13,861	$12,024	$(14,074)

(1)	Net of tax expense (benefit) of $892,000, ($2.6 million) and ($876,000), for 2010, 2009 and 2008, respectively.

The following table displays the components of accumulated other comprehensive loss as of February 5, 2011, February 6, 2010 and February 7, 2009:

in thousands	2010	2009	2008

Foreign currency translation adjustments	$(396)	$(917)	$(3,368)
Unfunded projected benefit obligation, net of tax:
Unamortized net actuarial losses	(12,531)	(13,970)	(9,746)
Accumulated other comprehensive loss	$(12,927)	$(14,887)	$(13,114)

On February 10, 2011, the Company declared a first quarter cash dividend of 25 cents per share which was paid on February 28, 2011, to shareholders of record as of February 21, 2011.

CPI CORP.
Notes to Consolidated Financial Statements

NOTE 12 –       OTHER CHARGES AND IMPAIRMENTS

Other charges and impairments recorded as a component of income (loss) from operations included:

in thousands	2010	2009	2008

Impairment charges	$1,871	$300	$739
Kiddie Kandids integration costs	1,335	-	-
Severance and related costs	538	970	2,046
Bella Pictures® Acquisition costs	472	-	-
Other transition related costs - PCA Acquisition	388	527	1,255
Gain on sale of Brampton facility	(1,473)	-	-
Sears fees related to the settlement of the previous license agreement	-	-	7,527
Proxy contest fees	-	871	-
Other	1,961	626	1,990

Total Other Charges and Impairments	$5,092	$3,294	$13,557

Impairment Charges

During 2010, 2009 and 2008, the Company incurred $1.9 million, $300,000 and $739,000, respectively, related to the write-down of its Matthews, North Carolina, facility asset value.

Kiddie Kandids Integration Costs

Charges relate to certain integration costs incurred in 2010 in connection with the Kiddie Kandids, LLC asset acquisition.

Severance and Related Costs

Charges in 2010 primarily related to executive severance costs and severance costs resulting from the termination of employees in connection with the restructuring of operational support.

Charges in 2009 primarily related to severance costs resulting from the termination of employees in connection with the closure of the film lab facility in Canada due to the digital conversion of the SPS Canada studios.

Charges in 2008 primarily related to severance costs resulting from the termination of employees in connection with the integration of operations of the PCA Acquisition into CPI.

Bella Pictures® Acquisition Costs

Charges relate to certain costs incurred in 2010 in connection with the Bella Pictures® Acquisition, primarily related to legal and consulting fees.

Other Transition Related Costs – PCA Acquisition

During 2010, expense primarily related to lab closure-related costs.

During 2009, expense primarily related to lab closure-related costs of $1.1 million.  This expense was offset in part by a $546,000 net gain recognized on the sale of certain properties previously held for sale.

During 2008, expense primarily related to lab closure-related costs of $902,000.  The remainder of expense related to professional service and consultant costs associated with the transition.

Gain on Sale of Brampton Facility

Represents the gain on sale of the Brampton, Ontario facility in 2010.

CPI CORP.
Notes to Consolidated Financial Statements

Sears Fees Related to the Settlement of the Previous License Agreement

In 2008, the Company incurred certain fees and charges in relation to the settlement of the previous Sears license agreement.

Proxy Contest Fees

Charges relate to certain fees incurred in connection with the proxy contest in 2009.

Other

Costs in 2010 primarily related to legal expense of $1.5 million incurred in connection with the Chrissy Larkin vs. CPI Corp. case and the $1.1 million write-off of debt fees related to the Company’s former credit facility as a result of its new revolving credit facility.  These costs were offset in part by an early termination fee of $504,000 received from Walmart in relation to certain early PMPS studio closures.

Costs in 2009 primarily related to net legal expense of $527,000 incurred in connection with the settlement of the Picture Me Press LLC vs. Portrait Corporation of America case, as well as the write-off of certain Canada film inventory due to the digital conversion of the SPS Canada studios.  These expenses were offset in part by a reduction in certain lease obligation reserves of $288,000.

Costs in 2008 primarily related to legal expense of $913,000 incurred for the settlement of the Portraits International of the Southwest vs. CPI Corp. case and $866,000 incurred in connection with the Picture Me Press LLC vs. Portrait Corporation of America case.  The remainder of the expense related to executive recruitment expense and a contract negotiation with a director.

The following tables summarize the 2010 and 2009 activity in the reserves established in connection with strategic actions implemented by the Company to restructure its operations.  These reserves also include costs that are unpredictable and atypical of the Company’s operations and additional charges due to asset impairments.

in thousands			Asset
	Reserve	2010	Write-		Reserve
	Balance	Charges	Downs/	Cash	Balance
	Feb. 6, 2010	(Credits)	Impairments	Payments	Feb. 5, 2011

Sears fees related to the settlement of the previous license agreement	$568	$-	$-	$(150)	$418
Reserves for severance and related costs	601	538	-	(945)	194
Other	250	1,461	(120)	(1,036)	555

Total	$1,419	$1,999	$(120)	$(2,131)	$1,167

in thousands			Asset
	Reserve	2009	Write-		Reserve
	Balance	Charges	Downs/	Cash	Balance
	Feb. 7, 2009	(Credits)	Impairments	Payments	Feb. 6, 2010

Sears fees related to the settlement of the previous license agreement	$2,218	$-	$-	$(1,650)	$568
Reserves for severance and related costs	1,184	970	-	(1,553)	601
Other	1,258	626	(92)	(1,542)	250

Total	$4,660	$1,596	$(92)	$(4,745)	$1,419

CPI CORP.
Notes to Consolidated Financial Statements

NOTE 13 –       STOCK-BASED COMPENSATION PLANS

At February 5, 2011, the Company had outstanding awards under various stock-based employee compensation plans that have been approved by the Company’s stockholders.

Effective May 29, 2008, the Board of Directors adopted the CPI Corp. Omnibus Incentive Plan (the "Plan"), which was approved by the stockholders at the 2008 Annual Meeting of Stockholders, held on July 17, 2008.  The Plan replaced the CPI Corp. Stock Option Plan, as amended and restated on December 16, 1997, and the CPI Corp. Restricted Stock Plan, as amended and restated on April 14, 2005 (collectively the "Predecessor Plans") that were previously approved by the Board of Directors, and no further shares will be issued under the Predecessor Plans.  The Plan provides the Company with flexibility to award employees, directors and consultants of the Company (the "Service Providers") both short-term and long-term equity-based and cash incentives.  The purposes of the Plan are (i) to attract and retain highly competent persons; (ii) to provide incentives to Service Providers that align their interests with those of the Company's stockholders; and (iii) to promote the success of the business of the Company.  Awards under the Plan are granted by the Compensation Committee of the Board (the "Committee"), provided that the Board shall be responsible for administering this Plan with respect to awards to non-employee directors.  The Committee has the authority, among other things, to (i) select the Service Providers to whom awards may be granted and the types of awards to be granted to each; (ii) to determine the number of shares to be covered by each award; (iii) to determine whether, to what extent, and under what circumstances an award may be settled in cash, common stock, other securities, or other awards; (iv) to prescribe, amend, and rescind rules and regulations relating to the Plan; and (v) to make all other determinations and take all other action described in the Plan or as the Committee otherwise deems necessary or advisable.   Total shares of common stock available for delivery pursuant to awards under the Plan were 800,000 shares.  On August 11, 2010, the stockholders approved an additional 300,000 shares for delivery pursuant to awards under the Plan.  The Company has reserved these shares under its authorized, unissued shares.  At February 5, 2011, 545,313 of these shares remained available for future grants.

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

The following descriptions reflect pertinent information with respect to the various stock-based employee compensation plans:

Stock Option Plans

As of February 5, 2011, 217,500 stock options have been granted under the Plan.  Of these total stock options, 157,500 vest in three equal increments on their anniversary dates, however, do not become exercisable unless certain market conditions are met prior to expiration.  The first increment vested on the first anniversary date and became exercisable in November 2010 when the common stock traded in excess of $25.00 for a minimum of 20 consecutive trading days.  The second increment vested on the second anniversary date and is exercisable when the common stock trades in excess of $45.00 for a minimum of 20 consecutive trading days.  The third increment vests on the third anniversary date and is exercisable when the common stock trades in excess of $65.00 for a minimum of 20 consecutive trading days.  An additional 30,000 of these share options vested on February 7, 2009, and are exercisable with respect to 10,000 shares when each of the three market conditions noted above are met.  The remaining 30,000 shares vested on February 6, 2010, and are exercisable with respect to 15,000 shares when the $45.00 and $65.00 market conditions noted above are met.  For all share options, if the target common stock price is met for a minimum of 20 consecutive trading days prior to the vesting schedules noted above, the exercise dates would be the vesting schedule dates.  These stock options were granted during the third quarter of fiscal year 2008 and expire on various dates through 2018.

CPI CORP.
Notes to Consolidated Financial Statements

The following table summarizes the changes in stock options during the fiscal year ended February 5, 2011, and information about stock options outstanding at February 5, 2011.

			Weighted-Average	Aggregate
		Weighted-Average	Remaining Contractual	Intrinsic Value (1)
	Shares	Exercise Price	Life (Years)	(in thousands)
Options outstanding, beginning of year	217,500	$13.04		$-
Exercised	(23,334)	13.58		211
Forfeited	(25,000)	12.21

Options outstanding, end of year	169,166	$13.09	5.79	$1,075

Options exercisable at end of year	32,501	$13.16	6.02	$204

(1)
Intrinsic value for activities other than exercises is defined as the difference between the Company's closing stock price on the last trading day of the 2010 fiscal year end and the exercise price, multiplied by the number of in-the-money options.  These amounts change based on the quoted market price of the Company's stock.  For exercises, intrinsic value is defined as the difference between the Company's closing stock price on the exercise date and the exercise price, multiplied by the number of options exercised.

Share proceeds received from the exercise of stock options in fiscal year 2010 were valued at $317,000 and tax benefits realized from exercised stock options in fiscal year 2010 were $80,000.  These amounts were included as cash flows provided by financing activities in the Consolidated Statement of Cash Flows.

The Company estimated the fair value of its stock options with market-based performance conditions under the Plan using Monte Carlo simulations for each of the market conditions noted above.  The Company determined that its historical stock price volatility was an appropriate indicator of expected volatility.  In the absence of a reasonable historical pattern of stock option exercises in relation to these types of stock options, the Company determined a 50% post-vest exercise rate was appropriate.  This assumes that exercise will occur at the mid-point of the exercisable date and expiration of the stock options.  The volatility and interest rate presented in the table below reflect the expected term assuming a 50% post-vest exercise rate.  The expected dividend yield was estimated using the last dividend distribution prior to the grant date and the stock value on the grant date, as the Company believed this to be representative of future dividends.  The interest rate was determined based on the implied yield available on U.S. Treasury zero-coupon issues in effect at the time of grant with a remaining term equal to the derived term of the award.  The Company’s weighted-average assumptions for fiscal years 2010, 2009 and 2008 are presented as follows:

Expected term until exercise (years)	3.45 - 8.09
Expected stock price volatility	41.97% - 52.05%
Weighted-average stock price volatility	44.23%
Expected dividends	4.71% - 5.24%
Risk-free interest rate	2.55% - 3.59%

The weighted-average grant-date fair value per share of stock options granted was $2.95 for fiscal year 2010 and $3.09 for both fiscal years 2009 and 2008.  The Company recognized stock-based compensation expense of $168,000, $196,000 and $87,000 in fiscal years 2010, 2009 and 2008, respectively, resulting in deferred tax benefits of $64,000, $74,000 and $32,000 for the respective years, based on the grant-date fair values of stock options granted and the derived service periods.  As of February 5, 2011, total unrecognized compensation cost related to nonvested stock options granted under the Plan was $178,000.  This unrecognized compensation cost will be recognized over a weighted-average period of 1.6 years

The Company also had a previous amended and restated nonqualified stock option plan under which certain officers and key employees could receive options to acquire shares of the Company’s common stock.  As of February 7, 2010, 15,046 stock options were issued and outstanding under this previous plan.  During fiscal year 2010, 5,000 of these stock options expired and the remaining 10,046 were exercised at a price of $12.96.  Cash received and tax benefits realized from the exercise of these stock options in fiscal year 2010 were $130,000 and $40,000, respectively.  These amounts were included as cash flows provided by financing activities in the Consolidated Statement of Cash Flows.  There was no activity or modifications in fiscal years 2009 and 2008.  No shares were outstanding under this previous plan as of February 5, 2011, and no further issuances will be made under this previous plan.

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

Issuances of nonvested stock during 2010 include grants to executive management and certain management members and employees for fiscal year 2009 performance and/or as part of a long-term incentive plan and issuances to the Executive Chairman of the Board and non-employee Board of Director members for their services to the Company.

Changes in nonvested stock are as follows:

	2010		2009		2008
	Shares	Weighted-Average Grant-Date Value	Shares	Weighted-Average Grant-Date Value	Shares	Weighted-Average Grant-Date Value
Nonvested stock, beginning of year	528	$18.95	1,056	$18.95	1,584	$18.95
Granted	242,783	14.17	97,142	9.11	57,082	15.76
Vested	(150,783)	14.21	(92,418)	9.30	(53,811)	15.79
Forfeited	(16,407)	13.51	(5,252)	6.70	(3,799)	15.85
Nonvested stock, end of year	76,121	$14.26	528	$18.95	1,056	$18.95

Stock-based compensation expense related to nonvested stock	$2,466,000		$896,000		$850,000

As of February 5, 2011, total unrecognized compensation cost related to nonvested stock was $746,000.  This unrecognized compensation cost will be recognized over a weighted-average remaining period of approximately 2 years.

NOTE 14 –       EMPLOYEE BENEFIT PLANS

Expenses (income) for retirement and savings-related benefit plans were as follows:

in thousands	2010	2009	2008

Profit sharing	$839	$734	$590
Pension plan expense	1,202	203	818
Supplemental retirement plan expense (income)	1	(67)	(903)
Total expense, net	$2,042	$870	$505

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

CPI CORP.
Notes to Consolidated Financial Statements

The Company also maintains a noncontributory defined benefit plan providing supplemental retirement benefits for certain current and former key executives.  The cost of providing these benefits is accrued over the remaining expected service lives of the active plan participants.  During 2008, the Company settled certain of its liabilities through lump-sum settlements with two employees and one other participant, which resulted in a net reduction of liability due to the reductions in future benefits.  These settlements resulted in immediate recognition of income of $1.2 million in fiscal year 2008.  Net supplemental retirement benefit costs (income) for 2010, 2009 and 2008 were $1,000, ($67,000) and ($903,000), respectively.  The supplemental retirement plan is unfunded and as such does not have a specific investment policy or long-term rate of return assumption.  However, certain assets will be used to finance these future obligations and consist of investments in a Rabbi Trust amounting to $777,000 and $862,000, at February 5, 2011, and February 6, 2010, respectively.  In 2011, the Company expects to pay approximately $68,000 of scheduled supplemental retirement plan benefit payments from the assets of the Rabbi Trust.

The following benefit payments are expected to be paid as follows:

in thousands	Pension Plan	Supplemental Retirement
	Benefits	Plan Benefits

2011	$2,300	$68
2012	$2,300	$110
2013	$2,400	$110
2014	$2,500	$110
2015	$2,700	$124
2016-2021	$15,600	$621

The Company’s funding policy is to contribute annually at least the minimum amount required by government funding standards, but not more than is tax deductible.  The Company contributed $1.6 million, $1.6 million and $3.2 million to its pension plan in 2010, 2009 and 2008, respectively. The Company estimates a 2011 contribution of approximately $2.8 million.  Future contributions to the pension plan will be dependent upon legislation, future changes in discount rates and the earnings performance of plan assets.

The following table summarizes benefit obligation and plan asset activity for the retirement plans:

	Defined Benefit Plans
	Pension Plan		Supplemental Retirement Plan
in thousands	2010	2009	2010	2009

Projected benefit obligation
Benefit obligation at beginning of year	$52,632	$42,863	$1,351	$1,201
Interest cost	3,066	3,090	79	85
Actuarial loss	2,099	8,750	44	206
Benefit payments	(2,154)	(2,071)	(76)	(141)

Benefit obligation at end of year	$55,643	$52,632	$1,398	$1,351

Fair value of plan assets
Fair value at beginning of year	$34,909	$30,252	$-	$-
Actual return on plan assets	6,406	5,168	-	-
Employer contributions (1)	1,620	1,560	76	141
Benefit payments	(2,154)	(2,071)	(76)	(141)

Fair value at end of year	$40,781	$34,909	$-	$-

Funded status
Funded status at end of year	$(14,862)	$(17,724)	$(1,398)	$(1,351)

Unrecognized net loss (gain)	20,471	22,915	(246)	(368)

Net amount recognized	$5,609	$5,191	$(1,644)	$(1,719)

Components of consolidated balance sheet
Accrued benefit liability	$(14,862)	$(17,724)	$(1,398)	$(1,351)
Accumulated other comprehensive loss (gain)	20,471	22,915	(246)	(368)

Net amount recognized	$5,609	$5,191	$(1,644)	$(1,719)

(1)
For the supplemental retirement plan for the fiscal years ended February 5, 2011, and February 6, 2010, the employer contributions were financed through the liquidation of investments in the Company’s Rabbi Trust.

CPI CORP.
Notes to Consolidated Financial Statements

The following table summarizes the net actuarial (gain) loss recorded as “Accumulated Other Comprehensive Loss” and recognized in earnings in fiscal year 2010 and 2009.  There was no net prior service cost in 2010 or 2009.

		Supplemental
in thousands	Pension Plan	Retirement Plan	Total

Actuarial (Gain) Loss, net of tax:
Unrealized losses (gains) on net actuarial (gain) loss at February 7, 2009	$10,196	$(450)	$9,746
Net actuarial losses (gains) recorded in accumulated other comprehensive loss	4,169	119	4,288
Recognition of net actuarial (losses) gains in earnings	(158)	94	(64)
Unrealized losses (gains) on net actuarial (gain) loss at February 6, 2010	$14,207	$(237)	$13,970
Net actuarial (gains) losses recorded in accumulated other comprehensive loss	(750)	28	(722)
Recognition of net actuarial (losses) gains in earnings	(765)	48	(717)
Unrealized losses (gains) on net actuarial (gain) loss at February 5, 2011	$12,692	$(161)	$12,531

The amounts of net actuarial loss (gain) for the pension plan and the supplemental retirement plan expected to be recognized in earnings during fiscal year 2011 are $1.7 million and ($53,000), respectively.

The following table sets forth the components of net periodic benefit cost for the retirement plans:

in thousands	Pension Plan			Supplemental Retirement Plan
	2010	2009	2008	2010	2009	2008

Components of net periodic benefit cost
Service cost	$-	$-	$279	$-	$-	$71
Interest cost	3,066	3,090	2,983	79	85	212
Expected return on plan assets	(3,098)	(3,143)	(3,242)	-	-	-
Amortization of prior service cost	-	-	44	-	-	31
Amortization of net loss (gain)	1,234	256	710	(78)	(152)	(59)
Curtailment expense (income)	-	-	44	-	-	(469)
Net gain due to settlements	-	-	-	-	-	(689)

Net periodic benefit cost	$1,202	$203	$818	$1	$(67)	$(903)

The following table sets forth the weighted-average plan assumptions and other data:

	Pension Plan			Supplemental Retirement Plan
	2010	2009	2008	2010	2009	2008
Weighted-average assumptions used to determine
benefit obligations at fiscal year end:
Discount rate	5.65%	6.01%	7.25%	5.65%	6.01%	7.25%
Rate of increase in future compensation	N/A	N/A	3.00%	N/A	N/A	2.00%
Weighted-average assumptions used to determine
net periodic benefit cost:
Discount rate	6.01%	7.25%	6.00%	6.01%	7.25%	6.00%
Expected long-term return on plan assets	7.75%	7.75%	8.25%	N/A	N/A	N/A
Rate of increase in future compensation	N/A	N/A	3.00%	N/A	N/A	2.00%

For the discount rates in 2010 and 2009, the Company used a methodology under which a yield curve was developed from various yields on a large universe of Aa-rated bonds.  The plans’ projected cash flows were matched to this yield curve and a present value developed accordingly.

CPI CORP.
Notes to Consolidated Financial Statements

The following table provides the required information for the pension plan and supplemental retirement plan as in both cases benefit obligations are in excess of plan assets:

in thousands	Pension Plan		Supplemental Retirement Plan
	2010	2009	2010	2009

Projected and accumulated benefit obligation	$55,643	$52,632	$1,398	$1,351
Fair value of plan assets	$40,781	$34,909	$-	$-

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

Effective as of January 21, 2009, CPI Corp. common stock (“CPI Stock”) is a permitted investment for a portion of the plan assets.  To manage the risk associated with this investment, certain guidelines have been established by the Company and are included in the Company’s investment policy.  Under these guidelines, CPI Stock may not exceed 5% of the fair market value of plan assets at the time of purchase and the plan may not hold greater than 4.5% of the outstanding shares of CPI Stock.  In addition, the guidelines include specific actions required by the plan when certain thresholds are met related to the appreciation, closing price, trailing 30-day average closing price and per share values of CPI Stock.

CPI CORP.
Notes to Consolidated Financial Statements

The actual allocations for the pension plan assets at February 5, 2011, and February 6, 2010, and target allocations by asset class, are as follows:

	Target	Percentage of Plan Assets at
Asset Class	Allocation	February 5, 2011	February 6, 2010
Equity securities	50%	55%	53%
Fixed income securities	45%	43%	44%
Cash and cash equivalents	5%	2%	3%
Total	100%	100%	100%

Equity securities are comprised primarily of mutual funds, exchange traded funds and common stock.  Fixed income securities primarily include U.S. government and agency securities, corporate bonds and notes and mortgage-backed securities.  Cash and cash equivalents consist primarily of money market funds.

The following table presents our pension plan assets using the fair value hierarchy as of February 5, 2011 and February 6, 2010.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.  Level 1 refers to fair values determined based on quoted prices in active markets for identical assets.  Level 2 refers to fair values estimated using significant other observable inputs.  Level 3 includes fair values estimated using significant non-observable inputs.

	2010
in thousands, except for share data	Total	Level 1	Level 2	Level 3

Equity securities (1):
U.S. large cap	$13,961	$13,961	$-	$-
U.S. small cap (2)	4,016	4,016	-	-
Non-U.S.	4,471	4,471	-	-
Fixed income securities (3):
U.S. government and agency securities	6,135	-	6,135	-
Corporate bonds and notes (4)	10,556	3,672	6,884	-
Mortgage-backed securities	992	-	992	-
Cash and cash equivalents (5)	650	650	-	-

Total	$40,781	$26,770	$14,011	$-

	2009
in thousands, except for share data	Total	Level 1	Level 2	Level 3

Equity securities (1):
U.S. large cap	$10,990	$10,990	$-	$-
U.S. small cap (2)	4,189	4,189	-	-
Non-U.S.	3,560	3,560	-	-
Fixed income securities (3):
U.S. government and agency securities	9,144	-	9,144	-
Corporate bonds and notes (4)	4,841	-	4,841	-
Mortgage-backed securities	1,222	-	1,222	-
Cash and cash equivalents (5)	963	963	-	-

Total	$34,909	$19,702	$15,207	$-

(1)
Investments in mutual funds and exchange traded funds are valued using a market approach based on the net asset value per share multiplied by the number of shares held as of the measurement date.  Investments in common stock are valued using a market approach based on quoted market prices multiplied by the number of shares owned as of the measurement date.

(2)	U.S. small cap equity securities include 67,605 and 173,915 shares of CPI Corp. common stock as of February 5, 2011, and February 6, 2010, respectively.

(3)	Fixed income securities are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, reported trades and other observable inputs.

(4)
The Level 1 corporate bonds and notes class as of February 5, 2011, represents an investment in a mutual fund which consists primarily of investment grade debt securities, but may invest a certain percentage of total assets in high-yield securities.  The Level 2 corporate bonds and notes class, as of February 5, 2011 and February 6, 2010, represents investment grade securities of U.S. issuers from diverse industries.

(5)	Cash and cash equivalents are primarily held in registered money market funds which are valued using a market approach based on the quoted market prices of identical instruments.

CPI CORP.
Notes to Consolidated Financial Statements

The Company also maintains a noncontributory pension plan that covers all SPS brand Canadian employees meeting certain service requirements.  The plan provides pension benefits based on an employee’s length of service and annual compensation earned.  As of February 28, 2005, the Company amended its plan to implement a freeze of future benefit accruals under the plan, except for those employees with 10 or more years of service and who had attained age 50 on that date (the “Grandfathered Members”), who were grandfathered and whose benefits continued to accrue.  On June 10, 2009, the Company amended the plan to implement a freeze of future benefit accruals for the remaining Grandfathered Members, effective July 31, 2009.  The freeze of future benefit accruals for the remaining Grandfathered Members did not have a material effect on the Company’s financial statements.  The Company contributed approximately $162,000 and $107,000 to this retirement plan for the fiscal years ended February 5, 2011, and February 6, 2010, respectively.  Plan assets were $2.3 million and $2.6 million as of February 5, 2011, and February 6, 2010, respectively, and consisted of several Canadian equity and fixed income funds.  No liability is reflected in the Company’s consolidated financial statements as it is considered immaterial.

NOTE 15–        INCOME TAXES

The total income tax provision (benefit) is summarized in the following table:

in thousands	2010	2009	2008

Total income tax expense (benefit):
Continuing operations	$3,413	$5,796	$(2,644)
Discontinued operations	-	-	(543)
Total income tax expense (benefit)	$3,413	$5,796	$(3,187)

The components of income tax expense (benefit) from continuing operations were:

in thousands	2010	2009	2008

Federal
Current	$236	$(556)	$(94)
Deferred	(217)	4,398	(1,784)
Federal income tax	19	3,842	(1,878)
State
Current	472	157	-
Deferred	158	839	(314)
State income tax	630	996	(314)
Foreign
Current	1,957	-	-
Deferred	807	958	(452)
Foreign income tax	2,764	958	(452)

Total income tax expense (benefit) from continuing operations	$3,413	$5,796	$(2,644)

The tax benefit from discontinued operations was $543,000 in 2008; see Note 5 to the Notes to Consolidated Financial Statements.

CPI CORP.
Notes to Consolidated Financial Statements

A reconciliation of expected income tax expense at the federal statutory rate of 34% to the Company’s applicable income tax expense (benefit) follows:

in thousands	2010	2009	2008

Tax at statutory rate (34%)	$5,207	$6,662	$(3,184)
State income tax, at statutory rate, net of
federal income tax (expense) benefit	428	657	(207)
Tax effect of:
Expenses not deductible	97	229	370
Tax credits and exclusions	(2,381)	(2,814)	(798)
Valuation allowance	823	109	726
Foreign taxes	(248)	74	248
Tax settlements	(325)	879	223
Reduction in uncertain tax position	(507)	-	-
Other	319	-	(22)

Applicable income tax expense (benefit)	$3,413	$5,797	$(2,644)

As of February 4, 2007, the Company follows guidance provided by ASC Topic 740, “Income Taxes” (“ASC Topic 740”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements.  ASC Topic 740 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.  The Company had a balance of liability for uncertain tax positions of approximately $2.2 million and $2.7 million at February 5, 2011, and February 6, 2010, respectively.  A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	2010	2009
Balance at beginning of year	$2,660	2660
Additions based on tax positions related to the current year	-	-
(Reductions) additions for tax positions of prior years	(507)	-
Reductions related to settlements with taxing authorities	-	-
Balance at end of year	$2,153	$2,660

The decrease in unrecognized tax benefits resulted from the recognition of certain tax benefits due to statute closure.  Within the next 12 months, the Company anticipates the recognition of substantially all remaining uncertain tax benefits due to additional statute closure.  Recognition of these uncertain tax benefits would favorably affect the tax rate.  The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense.  During the fiscal years ended February 5, 2011, and February 6, 2010, the Company recognized $10,000 and $15,000, respectively, in interest and penalties and had approximately $46,000 and $36,000, respectively, accrued for the payment of interest and penalties.

During the fourth quarter of fiscal year 2009, the Company recognized approximately $2.1 million, net, of foreign tax credits (“FTC”) attributable to its Canadian operations.  The FTC was recognized upon the determination that future foreign source taxable income sufficient to realize such credits was more likely than not to occur within the carryforward period.  An additional $1.9 million in FTC was generated in 2010.  The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, many states, and Mexican and Canadian jurisdictions.  The Company is generally no longer subject to U.S. Federal income tax examination for the years prior to 2006.  The Company is currently under examination by the IRS for the 2008 tax year.  There are currently no ongoing examinations by state or foreign taxing authorities.

CPI CORP.
Notes to Consolidated Financial Statements

On an ongoing basis, the Company is subject to examination by federal, state and foreign taxing authorities that may give rise to differing interpretation of the complex laws, regulations and methods.  During fiscal year 2010, the Company completed an IRS examination for 2005 with no additional tax due.  At February 5, 2011, the Company believes that the aggregate amount of any additional tax liabilities that may arise from other examinations by taxing authorities, if any, will not have a material adverse effect on the financial condition, results of operations or cash flow of the Company.

Deferred income tax assets and liabilities reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for the same items for income tax reporting purposes.

The components of the Company’s net deferred tax assets as of February 5, 2011, and February 6, 2010, were:

in thousands	2010	2009

Deferred tax assets
Federal, state and foreign operating and capital loss carryforwards	$2,181	$1,733
Pension and supplemental retirement plan benefits	5,685	6,788
Reserves, principally due to accrual for financial reporting purposes	2,831	2,716
Federal, state and foreign tax credit carryforwards	8,708	6,988
Interest rate swap	-	759
Other	86	40

Gross deferred tax assets	19,491	19,024

Deferred tax liabilities
Property and equipment, principally due to differences in depreciation	(3,258)	(1,802)

Gross deferred tax liabilities	(3,258)	(1,802)

Valuation allowance	(3,091)	(2,268)

Net deferred tax asset	$13,142	$14,954

In fiscal year 2009, the Company had utilized all available Federal net operating losses.  As of February 5, 2011, the Company had net operating loss carryforwards for state and Canadian tax purposes of approximately $226,000 and $1.5 million, respectively, which begin to expire in 2012 and 2011, respectively.  The Company also has alternative minimum tax credit carryforwards of approximately $223,000, General Business Tax Credit carryforwards totaling $4.5 million, which expire in tax years 2027 through 2028, and foreign tax credits totaling $3.8 million, which expire in tax years 2012 through 2020.

The Company regularly assesses the likelihood that deferred tax assets will be recovered through future taxable income.  To the extent the Company believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. At February 5, 2011, the Company had a valuation allowance of approximately $3.1 million, consisting of $1.3 million for the tax benefit of the loss incurred by Mexican operations, $935,000 related to FTC that will expire unused in 2012 and $835,000 to offset deferred tax assets related to operating loss carryforwards.  During 2010, the valuation allowance was increased by $823,000 for for foreign tax credits expected to expire before they can be used, offset in part by the utilization of prior years' net operating losses by certain foreign subsidiaries.  It is management’s belief that the remaining deferred tax assets meet the criteria for realization, including the existence of a history of taxes paid and expected future earnings sufficient to support the realization of deferred tax assets.

At February 5, 2011, approximately $12.2 million of foreign subsidiary net earnings was considered permanently invested in those businesses.  U.S. income taxes have not been provided for such earnings.  It is not practicable to determine the amount of unrecognized deferred tax liabilities associated with such earnings.

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

Rental expense during 2010, 2009 and 2008, on all operating leases was $1.7 million, $1.2 million and $1.4 million, respectively.

Minimum rental payments under operating leases with initial terms in excess of one year at February 5, 2011, are as follows (in thousands):

2011	$1,803
2012	1,704
2013	1,565
2014	1,419
2015	1,425
Beyond	504
Total minimum payments	$8,420

Standby Letters of Credit

As of February 5, 2011, the Company had standby letters of credit outstanding in the principal amount of $14.8 million, primarily used in conjunction with the Company’s various large deductible insurance programs.

Purchase Commitments

As of February 5, 2011, the Company had outstanding purchase commitments for goods and services of $4.3 million.  Of these commitments, $1.8 million are unconditional purchase obligations primarily related to telecommunication services and database maintenance contracts.  Expense related to these unconditional purchase obligations during 2010, 2009 and 2008 was $1.5 million, $1.1 million and $499,000, respectively.

Future payments under these unconditional purchase obligations at February 5, 2011, are as follows (in thousands):

2011	$1,236
2012	538
2013	40

Total minimum payments	$1,814

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

The Company and two of its subsidiaries are defendants in a lawsuit entitled Chrissy Larkin, et al. v. CPI Corporation, Consumer Programs, Inc., d/b/a Sears Portrait Studios and CPI Images, LLC, d/b/a Sears Portrait Studios, filed August 12, 2010, in the United States District Court for the Western District of Wisconsin, Civil No. 3:10-cv-00411-wmc.  The Plaintiffs filed a Second Amended Complaint on March 15, 2011.  The Plaintiffs allege that the defendants failed to pay them for all compensable time worked to provide rest and meal periods under applicable laws and to reimburse them for business related expenses.  The Plaintiffs’ actions are based on alleged violations of the laws of a number of states and the Fair Labor Standards Act.  The Plaintiffs are seeking damages, declaratory and injunctive relief and statutory penalties for themselves and others similarly situated.  The Company and its subsidiaries filed an answer on September 27, 2010, and an answer to the Second Amended Complaint on April 7, 2011.  The parties are in discovery.  The Company will contest collective action and class certification.  Because of the very early stage of the litigation, the Company is unable to predict or otherwise assess the outcome of these proceedings.

The Company is a defendant in a lawsuit entitled TPP Acquisition, Inc. v. CPI Corp., filed April 1, 2011, as amended on April 18, 2011, in the Supreme Court of the State of New York, County of New York, Index No. 650883/2011.  Plaintiff acquired the assets of The Picture People, Inc. on or about March 1, 2011.  The Company was a competing bidder for the assets.  Plaintiff alleges that the Company has improperly used information obtained under a confidentiality agreement to interfere with Plaintiff’s business relations with landlords of Picture People studios and to engage in unfair competition.  Plaintiff seeks injunctive relief and damages of not less than $40 million.  The Company believes that the lawsuit is without merit and anticipates pursuing multiple counterclaims.

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

NOTE 17 –       SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

in thousands, except per share data

FISCAL YEAR 2010	May 1, 2010	July 24, 2010	November 13, 2010	February 5, 2011
	(12 weeks)	(12 weeks)	(16 weeks)	(12 weeks)
Net sales	$95,498	$76,414	$106,174	$128,949
Gross profit	85,774	67,914	95,954	118,588
Net income (loss) attributable to CPI Corp.	6,540	(1,817)	(7,713)	14,898
Net income (loss) per share attributable to CPI Corp. - diluted	$0.91	$(0.25)	$(1.05)	$2.06
Net income (loss) per share attributable to CPI Corp. - basic	$0.91	$(0.25)	$(1.05)	$2.07
Weighted average number of common and equivalent shares - diluted	7,177	7,319	7,312	7,245
Weighted average number of common and equivalent shares - basic	7,169	7,319	7,312	7,208

in thousands, except per share data

FISCAL YEAR 2009	May 2, 2009	July 25, 2009	November 14, 2009	February 6, 2010
	(12 weeks)	(12 weeks)	(16 weeks)	(12 weeks)
Net sales	$93,467	$81,377	$107,286	$140,241
Gross profit	82,640	70,968	95,001	127,704
Net income (loss)	2,329	(3,429)	(6,802)	21,699
Net income (loss) per share - diluted	$0.34	$(0.49)	$(0.97)	$3.07
Net income (loss) per share - basic	$0.34	$(0.49)	$(0.97)	$3.10
Weighted average number of common and equivalent shares - diluted	6,949	7,005	7,004	7,068
Weighted average number of common and equivalent shares - basic	6,949	7,005	7,004	7,008

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

Under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of February 5, 2011.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of February 5, 2011.

b)	Management’s Assessment of Internal Control Over Financial Reporting

CPI’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934).  CPI’s management, under the supervision of and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 5, 2011. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on the Company’s evaluation under such framework, management concluded that the Company’s internal control over financial reporting was effective as of February 5, 2011.

KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of February 5, 2011, which is included in Item 9A (d) below.

c)	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended February 5, 2011, which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 of the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

d)	Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CPI Corp.:

We have audited CPI Corp.'s  (the Company’s) internal control over financial reporting as of February 5, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A(b) “Management’s Assessment of Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CPI Corp. maintained, in all material respects, effective internal control over financial reporting as of February 5, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CPI Corp. and subsidiaries as of February 5, 2011 and February 6, 2010, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended February 5, 2011, and our report dated April 20, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

_________________________________

KPMG LLP

St. Louis, Missouri

April 20, 2011

PART III

Item 10.             Directors, Executive Officers and Corporate Governance

The response to this Item required by Item 401 of Regulation S-K, with respect to directors, incorporates by reference the information under the caption “Election of Directors” and “Executive Officers” in the Proxy Statement for the 2011 Annual Meeting of Stockholders (the “Proxy Statement”) and, with respect to the audit committee, incorporates by reference the information under the caption “Board and Committee Meetings” and “Report of Audit Committee” of the Proxy Statement.

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

Item 11.             Executive Compensation

The response to this Item incorporates by reference the information under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “Report of the Compensation Committee on Executive Compensation,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2010,” “Outstanding Equity Awards at 2010 Fiscal Year-End,” “Option Exercises and Stock Vested for 2010,” “Nonqualified Deferred Compensation in 2010,” “Employment Contracts, Termination of Employment and Change in Control Arrangements,” “Compensation Committee Interlocks and Insider Participation,” “Board and Committee Meetings” and “Director Compensation for Fiscal Year 2010” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this Item incorporates by reference the information under the caption “Security Ownership of Certain Beneficial Owners” in the Proxy Statement.

The following table provides information as of February 5, 2011, regarding the number of shares of common stock that were issuable under the Company’s equity compensation plans.

Number of securities
remaining available for
	Number of securities to be	Weighted-average	future issuance under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options, warrants	outstanding options,	(excluding securities reflected
Plan Category	and rights (a)	warrants and rights (b)	in column (a)) (c)
Equity compensation plans
approved by security holders	169,166	$13.09	545,313	(1)
Equity compensation plans not
approved by security holders	-	-	-
Total	169,166	$13.09	545,313

(1)	Represents total shares of common stock available for issuance pursuant to awards under the Company’s Omnibus Incentive Plan, effective May 29, 2008. See Note 13 for further discussion of this plan.

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

PART IV

Item 15.             Exhibits and Financial Statement Schedules

(a)           CERTAIN DOCUMENTS FILED AS PART OF FORM 10-K

(1.)	FINANCIAL STATEMENTS		PAGES

	-	Report of Independent Registered Public Accounting Firm	31
	-	Consolidated Balance Sheets as of February 5, 2011, and February 6, 2010	32-33
	-	Consolidated Statements of Operations for the fiscal years ended
		February 5, 2011, February 6, 2010, and February 7, 2009	34
	-	Consolidated Statements of Changes in Stockholders' Equity for the fiscal
		years ended February 5, 2011, February 6, 2010, and February 7, 2009	35
	-	Consolidated Statements of Cash Flows for the fiscal years ended
		February 5, 2011, February 6, 2010, and February 7, 2009	36-38
	-	Notes to Consolidated Financial Statements	39-66

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

(a)	EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

(3.1)	Articles of Incorporation of the Company, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 1989 on
Form 10-K, Exhibit 3.1, filed April 30, 1990.

(3.2)	Amended and Restated By-laws of the Company, effective November 24, 2008, and incorporated by reference to CPI Corp.'s
Form 8-K, Exhibit 3.1, filed December 1, 2008.

(4.1)	Form of Rights Agreement, dated as of March 13, 2000, between CPI Corp. and Harris Trust and Savings Bank, incorporated by reference to CPI Corp.'s Form 8-A, Exhibit 4.5, dated March 14, 2000.

(4.2)	First Amendment to Form of Rights Agreement, dated September 5, 2007, by and between CPI Corp. and Computershare
Trust Company, N.A., incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 4.1, filed September 6, 2007.

(4.3)	Second Amendment to Form of Rights Agreement, dated December 21, 2007, by and between CPI Corp. and Computershare
Trust Company, N.A., incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 4.1, filed December 21, 2007.

(4.4)	Third Amendment to Form of Rights Agreement, dated March 12, 2010, by and between CPI Corp. and Computershare Trust
Company, N.A., incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 10.1, filed March 18, 2010.

(10.1)	License Agreement Sears, Roebuck De Puerto Rico, Inc., dated January 1, 1999, incorporated by reference to CPI Corp.'s
Annual Report for fiscal year 1998 on Form 10-K, Exhibit 10.30, filed May 5, 1999.

(10.2)*	Employment Agreement dated December 31, 2008, by and between Jane E. Nelson and CPI Corp., incorporated by reference to
CPI Corp.'s Form 8-K, Exhibit A within Exhibit 10.67, filed January 7, 2009.

(10.3)*	CPI Corp. 1981 Stock Bonus Plan (As Amended and Restated effective February 3, 1991), incorporated by reference to
CPI Corp.'s Annual Report for fiscal year 1992 on Form 10-K, Exhibit 10.29, filed May 5, 1993.

(10.4)*	First Amendment to CPI Corp. 1981 Stock Bonus Plan (As Amended and Restated effective February 3, 1991) effective
January 1, 1995, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2000 on Form 10-K, Exhibit 10.30, filed May 3, 2001.

(10.5)*	CPI Corp. Restricted Stock Plan as Amended and Restated effective as of April 14, 2005, incorporated by reference to CPI
Corp.'s Annual Report for fiscal year 2004 on Form 10-K, Exhibit 10.86, filed April 21, 2005.

(10.6)*	CPI Corp. Performance Plan adopted effective as of April 14, 2005, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2004 on Form 10-K, Exhibit 10.90, filed April 21, 2005.

EXHIBIT INDEX (…continued)

EXHIBIT
NUMBER	DESCRIPTION

(10.7)*	CPI Corp. Non-Employee Directors Restricted Stock Policy pursuant to the CPI Corp. Omnibus Incentive Plan effective as of
August 14, 2008, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2008 on Form 10-K, Exhibit 10.31, filed April 23, 2009.

(10.8)*	CPI Corp. Non-Employee Directors Restricted Stock Policy (Restricted Stock Election), effective August 14, 2008, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2008 on Form 10-K, Exhibit 10.33, filed April 23, 2009.

(10.9)*	Form of Option Agreement, incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 10.1, filed August 21, 2008.

(10.10)*	CPI Corp. Omnibus Incentive Plan, incorporated by reference to CPI Corp.'s Form DEF 14A, Annex A, filed June 23, 2008.

(10.11)*	Employment Agreement by and between CPI Corp. and Renato Cataldo, incorporated by reference to CPI Corp.'s Form 10-Q,
Exhibit 10.10, filed September 1, 2005. File No. 1-10204

(10.12)*	Confidentiality, Noncompetition and Nonsolicitation Agreement by and between CPI Corp. and Renato Cataldo, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.104, filed September 1, 2005.

(10.13)*	Letter from the Company regarding Supplemental Retirement Benefits, dated June 28, 2006, delivered to Richard Tarpley, incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 10.61, filed July 5, 2006.

(10.14)*	Letter from the Company regarding Supplemental Retirement Benefits, dated June 28, 2006, delivered to Jane E. Nelson, incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 10.62, filed July 5, 2006.

(10.15)*	Employment Agreement dated September 12, 2007, by and between Thomas Gallahue and CPI Corp., incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 10.60, filed September 18, 2007.

(10.16)	Purchase and Sale Agreement dated as of May 1, 2007, by and among Portrait Corporation of America, PCA LLC, American
Studios, Inc., PCA Photo Corporation of Canada, PCA National LLC, PCA Finance Corp., Inc., Photo Corporation of
America, Inc., (each, a "Seller") and CPI Corp., incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 2.1, filed
May 3, 2007.

(10.17)	Amendment No. 1 to the Purchase and Sale Agreement dated as of May 1, 2007, by and among Portrait Corporation of America,
PCA LLC, American Studios, Inc., PCA Photo Corporation of Canada, PCA National LLC, PCA Finance Corp., Inc., Photo
Corporation of America, Inc., (each, a "Seller") and CPI Corp., such amendment effective as of May 21, 2007, incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 2.1, filed May 25, 2007.

(10.18)	Amendment No. 2 to the Purchase and Sale Agreement dated as of June 8, 2007, by and among Portrait Corporation of America,
PCA LLC, American Studios, Inc., PCA Photo Corporation of Canada, PCA National LLC, PCA Finance Corp., Inc., Photo
Corporation of America, Inc., (each, a "Seller") and CPI Corp., incorporated by reference to CPI Corp.'s Form 8-K,
Exhibit 2.3, filed June 24, 2007.

(10.19)	Second Amended and Restated Credit Agreement dated as of June 8, 2007, among the Company, the financial institutions that are or may from time to time become parties thereto and LaSalle Bank National Association, as administrative agent and arranger for the lenders, incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 10.1, filed June 14, 2007.

(10.20)	First Amendment to that certain Second Amended and Restated Credit Agreement, among the Company, the financial institutions that are or may from time to time become parties thereto and LaSalle Bank National Association, as administrative agent and arranger for the lenders, dated June 8, 2007, filed within this Form 10-K as Exhibit 10.28.

EXHIBIT INDEX (…continued)

EXHIBIT
NUMBER	DESCRIPTION

(10.21)	Second Amendment to that certain Second Amended and Restated Credit Agreement, among the Company, the financial institutions that are or may from time to time become parties thereto and LaSalle Bank National Association, as administrative agent and arranger for the lenders, dated December 10, 2008, incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 10.1, filed December 19, 2008.

(10.22)	Third Amendment to that certain Second Amended and Restated Credit Agreement, among the Company, the financial institutions that are or may from time to time become partites thereto and Bank of America, N.A., as successor to LaSalle Bank
National Association, as administrative agent and arranger for the lenders, effective April 16, 2009, incorproated by reference to
CPI Corp.'s Form 8-K, Exhibit 10.47, filed April 21, 2009.

(10.23)	Master Lease Agreement between Wal-Mart Stores East, L.P., Wal-Mart Stores, Inc., Wal-Mart Louisiana, LLC, Wal-Mart
Stores Texas, LP and Portrait Corporation of America, Inc., effective June 8, 2007, incorporated by reference to CPI Corp.'s
Form 10-Q, Exhibit 10.59, filed August 30, 2007. (Confidential treatment requested for portions of this document).

(10.24)	First Amendment to the Master Lease Agreement between Wal-Mart Stores, East, LP, Wal-Mart Stores, Inc., Wal-Mart
Louisiana, LLC, Wal-Mart Stores Texas, LP and Portrait Corporation of America, Inc., effective June 8, 2007, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.60, filed December 20, 2007.

(10.25)	Second Amendment to the Master Lease Agreement between Wal-Mart Stores, East, LP, Wal-Mart Stores, Inc., Wal-Mart
Louisiana, LLC, Wal-Mart Stores Texas, LP and Portait Corporation of America, Inc., effective June 8, 2007, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.61, filed December 20, 2007.

(10.26)	License Agreement dated December 22, 2008, by and between CPI Corp., Consumer Programs Incorporated, a subsidiary of
Company, and Sears, Roebuck and Co. (confidential treatment requested for portions of this document), incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 10.1, filed December 24, 2008.

(10.27)	Letter Agreement dated December 22, 2008, by and between CPI Corp., Consumer Programs Incorporated, a subsidiary of the Company, and Sears, Roebuck and Co., incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 10.2, filed
December 24, 2008.

(10.28)*	Employment Agreement by and between CPI Corp. and Dale Heins, dated April 23, 2008, incorporated by reference to
CPI Corp.'s Form 8-K, Exhibit 10.62, filed April 24, 2008.

(10.29)*	Employment Agreement by and between CPI Corp. and Jim Mills, dated September 2, 2008, incorporated by reference to
CPI Corp.'s Form 10-Q, Exhibit 10.65, filed December 18, 2008.

(10.30)*	Chairman's Agreement by and between CPI Corp. and David Meyer, dated September 22, 2008, incorporated by reference to
CPI Corp.'s Form 10-Q, Exhibit 10.66, filed December 18, 2008.

(10.31)*	Amendment to Chairman's Agreement by and between CPI Corp. and David Meyer, dated September 25, 2009, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.58, filed December 22, 2009. (Confidential treatment requested for portions of this document.)

(10.32)*	Amendment to Chairman's Agreement dated September 22, 2008, and amended September 25, 2009, by and between CPI Corp.
and David Meyer, dated February 12, 2010, incorporated by reference to CPI Corp.'s Form 10-K, Exhibit 10.40, filed April 22, 2010.

(10.33)*	Executive Chairman's Agreement by and between CPI Corp. and David Meyer, dated April 19, 2010, incorporated by reference to
CPI Corp.'s Form 10-K, Exhibit 10.41, filed April 22, 2010. (Confidential treatment requested for portions of this document.)

(10.34)	Amendment dated as of February 22, 2010, by and between CPI Corp. and Toys "R" Us - Delaware, Inc. ("Licensor") to the
Amended and Restated License Agreement made and entered into as of December 23, 2005, by and between Licensor and
Kiddie Kandids, LLC. Amended and Restated License Agreement made and entered into as of December 23, 2005, by and between Licensor and Kiddie Kandids, LLC. These documents are incorporated by reference to CPI Corp.'s Form 10-K,
Exhibit 10.42, filed April 22, 2010. (Confidential treatment requested for portions of these documents.)

EXHIBIT INDEX (…continued)

EXHIBIT
NUMBER	DESCRIPTION

(10.35)*	Employment Agreement by and between CPI Corp. and Keith Laakko, dated December 28, 2005, incorporated by reference to
CPI Corp.'s Form 10-K, Exhibit 10.43, filed April 22, 2010.

(10.36)*	Confidentiality, Noncompetition and Nonsolicitation Agreement by and between CPI Corp. and Keith Laakko, dated
December 28, 2005, incorporated by reference to CPI Corp.'s Form 10-K, Exhibit 10.44, filed April 22, 2010.

(10.37)*	First Amendment to Employment Agreement by and between CPI Corp. and Keith Laakko, dated December 30, 2005, incorporated by reference to CPI Corp.'s Form 10-K, Exhibit 10.45, filed April 22, 2010.

(10.38)*	Amended and Restated CPI Corp. Retirement Plan, effective January 1, 2010, incorporated by reference to CPI Corp.'s
Form 10-K, Exhibit 10.46, filed April 22, 2010.

(10.39)*	CPI Corp. Non-Employee Directors Restricted Stock Award Agreement pursuant to the CPI Corp. Omnibus Incentive Plan effective as of April 15, 2010, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.47, filed June 9, 2010.

(10.40)*	Restricted Stock Award Agreement pursuant to the Executive Chariman's Agreement by and between CPI Corp. and David
Meyer, dated April 19, 2010, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.48, filed June 9, 2010.

(10.41)	Credit Agreement dated as of August 30, 2010, among the Company, the financial institutions that are or may from time to time become parties thereto and Bank of America, N.A., as administrative agent for the lenders, and as swing line lender and issuing lender, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.49, filed September 2, 2010.

(10.42)*	Separation and Release Agreement by and between Consumer Programs Incorporated and James Mills entered into as of
September 1, 2010, effective as of August 13, 2010, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.50, filed September 2, 2010.

(10.43)	Amendment No. 3 dated September 8, 2010, effective as of April 15, 2008, to the Master Lease Agreement, dated as of
June 8, 2007, as amended on June 20, 2007 and August 20, 2007 (the "Master Lease"), by and between the Company and
Wal-Mart Stores East, LP, a Delaware limited partnership, Wal-Mart Stores, Inc., a Delaware corporation, Wal-Mart
Louisiana, LLC, a Delaware limited liability company, and Wal-Mart Stores Texas, LLC, a Texas limited partnership, incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 10.2, filed September 14, 2010.

(10.44)	Amendment No. 4 dated September 8, 2010, effective as of October 30, 2009, to the Master Lease Agreement, dated as of
June 8, 2007, as amended on June 20, 2007 and August 20, 2007 (the "Master Lease"), by and between the Company and
Wal-Mart Stores East, LP, a Delaware limited partnership, Wal-Mart Stores, Inc., a Delaware corporation, Wal-Mart
Louisiana, LLC, a Delaware limited liability company, and Wal-Mart Stores Texas, LLC, a Texas limited partnership, incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 10.3, filed September 14, 2010. (Confidential treatment requested for portions of this document.)

(10.45)	Amendment No. 5 dated September 8, 2010, effective as of June 3, 2010, to the Master Lease Agreement, dated as of
June 8, 2007, as amended on June 20, 2007 and August 20, 2007 (the "Master Lease"), by and between the Company and
Wal-Mart Stores East, LP, a Delaware limited partnership, Wal-Mart Stores, Inc., a Delaware corporation, Wal-Mart
Louisiana, LLC, a Delaware limited liability company, and Wal-Mart Stores Texas, LLC, a Texas limited partnership, incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 10.4, filed September 14, 2010. (Confidential treatment requested for portions of this document.)

(10.46)	Amendment No. 6 dated September 8, 2010, effective as of July 1, 2010, to the Master Lease Agreement, dated as of
June 8, 2007, as amended on June 20, 2007 and August 20, 2007 (the "Master Lease"), by and between the Company and
Wal-Mart Stores East, LP, a Delaware limited partnership, Wal-Mart Stores, Inc., a Delaware corporation, Wal-Mart
Louisiana, LLC, a Delaware limited liability company, and Wal-Mart Stores Texas, LLC, a Texas limited partnership, incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 10.5, filed September 14, 2010. (Confidential treatment requested for portions of this document.)

(10.47)*	Form of LTIP Restricted Stock Award Agreement, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.51, filed December 22, 2010.

(10.48)	Asset Purchase Agreement dated January 26, 2011, by and among Bella Pictures Holdings, LLC, a Delaware limited liability company (the "Buyer"), Bella Pictures, Inc., a Delaware corporation (the "Company"), CPI Corp., a Delaware corporation
("CPI"), and, with respect to Sections 4.3, 4.5, 4.6, 4.7, 6.1, 6.3, 6.4 and 6.7 and Article 7 of the Agreement only,
Foundation Capital IV, L.P. ("Foundation Capital"), incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 10.6, filed February 1, 2011.

EXHIBIT INDEX (…continued)

EXHIBIT
NUMBER	DESCRIPTION

(10.49)*	Letter dated March 18, 2011, confirming agreement between CPI Corp. and David M. Meyer regarding compensation as
Executive Chairman of the Board of Directors of the Company during fiscal year ended February 4, 2012, incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 10.52, filed March 24, 2011.

(10.50)*	Form of First Amendment to Offer of Employment, dated December 30, 2010, filed within this Form 10-K as Exhibit 10.50.

(11.1)	Computation of Income (Loss) Per Share - Diluted

(11.2)	Computation of Income (Loss) Per Share - Basic

(21.0)	Subsidiaries of the Registrant

(23.0)	Independent Registered Public Accounting Firm's Consent

(31.1)	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934 by the President and Chief Executive
Officer.

(31.2)	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934 by the Executive Vice President,
Finance and Chief Financial Officer.

(32.0)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the
President and Chief Executive Officer and the Executive Vice President, Finance and Chief Financial Officer.

*	Management contract or compensatory plan available to employees, officers or directors.

(b)           Exhibits:
                - See Item 15(a)(3)

(c)           Financial Statement Schedules:

- See Item 15(a)(2)

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st  day of April 2011.

CPI CORP.

By:	/s/Renato Cataldo
Renato Cataldo
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURES OF DIRECTORS AND PRINCIPAL OFFICERS

Signature		Title	Date

/s/	Renato Cataldo	President and Chief Executive Officer	April 21, 2011
(Renato Cataldo)

/s/	David M. Meyer	Executive Chairman of the Board of Directors	April 21, 2011
(David M. Meyer)

/s/	James J. Abel	Director	April 21, 2011
(James J. Abel)

/s/	Michael S. Koeneke	Director	April 21, 2011
(Michael S. Koeneke)

/s/	Michael Glazer	Director	April 21, 2011
(Michael Glazer)

/s/	John Turner White, IV	Director	April 21, 2011
(John Turner White, IV)

/s/	Eric Salus	Director	April 21, 2011
(Eric Salus)

/s/	Dale Heins	Executive Vice President, Finance,	April 21, 2011
	(Dale Heins)	Chief Financial Officer and Treasurer

/s/	Rose O'Brien	Vice President, Corporate Controller	April 21, 2011
	(Rose O'Brien)	and Principal Accounting Officer