Form 10-K/A
CPI CORP
filed 2011-06-03
CIK 25354

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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

As of June 1, 2011, 7,039,238 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

INTRODUCTORY NOTE

CPI Corp. (“CPI”, the “Company” or “we”) is filing this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 5, 2011, as originally filed on April 21, 2011, with the Securities and Exchange Commission (referred to as the “Original Filing”).  Specifically, this amendment amends Part III of the Original Filing to include information that was previously incorporated by reference to the Proxy Statement relating to the 2011 Annual Meeting of Shareholders and includes the Exhibits under Part IV, Item 15.  This Amendment No. 1 does not reflect events occurring after the date of the Original Filing or modify or update those disclosures affected by subsequent events, except as expressly indicated.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties.  The Company identifies forward-looking statements by using words such as “preliminary,” “plan,” “expect,” “looking ahead,” “anticipate,” “estimate,” “believe,” “should,” “intend” and other similar expressions.  Management wishes to caution the reader that these forward-looking statements, such as the Company’s outlook with respect to the integration of the acquisition of the operating assets and certain liabilities of the Bella Pictures business, portrait studios, net income, future cash requirements, cost savings, compliance with debt covenants, valuation allowances, reserves for charges and impairments, capital expenditures and other similar statements, are only predictions or expectations; actual events or results may differ materially as a result of risks facing the Company.  Such risks include, but are not limited to: the Company's dependence on Walmart, Sears and Toys “R” Us, the approval of the Company’s business practices and operations by Walmart, Sears and Toys “R” Us, the termination, breach, limitation or increase of the Company's expenses by Walmart under the lease and license agreements and Sears and Toys “R” Us under the license agreements, the integration of the Bella Pictures operations into the Company and the continued development and operation of the Bella Pictures business, customer demand for the Company's products and services, the development and operation of the Kiddie Kandids business, the economic recession and resulting decrease in consumer spending, manufacturing interruptions, dependence on certain suppliers, competition, dependence on key personnel, fluctuations in operating results, a significant increase in piracy of the Company's photographs, widespread equipment failure, compliance with debt covenants, restrictions on the Company’s business imposed by agreements governing its debt, implementation of marketing and operating strategies, outcome of litigation and other claims, impact of declines in global equity markets to the pension plan, impact of foreign currency translation and other risks as may be described in the Company’s filings with the Securities and Exchange Commission, including its Form 10-K for the fiscal year ended February 5, 2011, as originally filed on April 21, 2011.  The risks described above do not include events that the Company does not currently anticipate or that it currently deems immaterial, which may also affect its results of operations and financial condition.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” included in the Original Filing.  The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Following is a listing of the members of the Company’s Board of Directors (the “Board”) as of May 9, 2011, along with their respective ages and descriptions of their professional experience.  Mr. David Meyer is excluded from this listing, but is included in the list of executive officers because he serves in both executive and director capacities.  Messrs. Abel, Koeneke and White first joined the Board in March 2004, while Mr. Glazer and Mr. Salus joined in November 2008 and August 2010, respectively.

Name	Principal Occupation, Business Experience and Directorships
James J. Abel
Mr. Abel, age 65, served as President and Chief Executive Officer of Financial Executives International (FEI) from May 2008 to February 2009.  FEI is the preeminent organization representing senior financial executives in dealing with the regulatory agencies involved with corporate financial reporting and internal controls.  Mr. Abel retired on December 31, 2007, from positions of Executive Vice President, Secretary, Treasurer and Chief Financial Officer of The Lamson & Sessions Co., a diversified manufacturer and distributor of a broad line of thermoplastic electrical, consumer, telecommunications and engineered sewer products for major domestic markets.  Mr. Abel served as an executive officer of The Lamson & Sessions Co. from December 1990 and a director from 2000 until his retirement.  Mr. Abel received a B.S. from Purdue University and an MBA from St. John’s University (N.Y.).  The Board concluded that Mr. Abel brings the requisite skills and experience to serve as a director of the Company, particularly in the areas of i) financial expertise and executive management experience, through his positions held at FEI and The Lamson & Sessions Co. and as the audit committee financial expert with the Company, ii) outside board experience, through his director positions at The Lamson & Sessions Co. and with various private U.S. companies and non-profit organizations and iii) retail industry and public company experience, through his service as a director of the Company since 2004.

Michael Glazer
Mr. Glazer, age 63, has served as President and Chief Executive Officer of Mattress Giant Corporation, a specialty bedding retailer, since October 2009.  From August 2005 to October 2009, he served as Managing Director of Team Neu, a private equity investment firm, located in Pittsfield, MA.  From May 1996 to August 2005, he served as President and Chief Executive Officer of KB Toys, Inc.  He has served as director of Stage Stores (NYSE: SSI) since 2001 and served as a director of Big Lots (NYSE: BIG) from 1991 to 2003 and Brookstone and KB Toys, Inc. from 1996 to 2005.  Mr. Glazer received a B.A. from the University of California – Berkeley and an MBA from Columbia University.  The Board concluded that Mr. Glazer brings the requisite skills and experience to serve as a director of the Company, particularly in the areas of i) retail industry experience, in which he has more than 35 years of leadership experience, including his positions held at Mattress Giant Corporation, KB Toys, Inc., Big Lots, the Bombay Company (formerly listed on the NYSE) and as a director of the Company since 2008, ii) outside board experience, through his director positions at Stage Stores, Brookstone, KB Toys, Inc. and Big Lots, iii) public company experience, through his positions held at Stage Stores, Big Lots and as a director of the Company and iv) executive management experience, through his positions held at Mattress Giant Corporation, Team Neu, KB Toys, Inc., Big Lots and the Bombay Company.

Michael Koeneke
Mr. Koeneke, age 64, is a Managing Partner and Co-founder of Knightspoint Partners LLC (“Knightspoint”), a private equity firm established in 2003, which is engaged in the business of acquiring, holding or disposing of investments in various companies.  He served on the Board of Directors of Ashworth, Inc., a golf apparel company formerly listed on Nasdaq from 2008 to 2009, and on the Board of Directors of Sharper Image Corporation, a multi-channel specialty retailer formerly listed on Nasdaq from 2006 to 2008.  Mr. Koeneke was formerly the Co-Head and then Chairman of Global Mergers and Acquisitions at Merrill Lynch & Co., Inc. (“Merrill Lynch”) from 1997 to 2002, and Head of Mergers and Acquisitions at Credit-Suisse First Boston (“CSFB”) from 1989 to 1993.  Mr. Koeneke received a B.A. from the University of Michigan and an MBA from the Harvard Business School.  The Board concluded that Mr. Koeneke brings the requisite skills and experience to serve as a director of the Company, particularly in the areas of i) executive management experience, through his positions held at Knightspoint, Merrill Lynch and CSFB and ii) retail industry, public company and outside board experience, through his director positions at Ashworth, Inc., the Sharper Image Corporation, and currently, as a director of the Company since 2004.

Name	Principal Occupation, Business Experience and Directorships
Eric Salus
Mr. Salus, age 57, has served on the Board of Directors for Sure Fit, Inc., a leading provider of easily-installed furniture covers, slipcovers and decorative accessories, since 2010.  Mr. Salus has also served on the Board of Directors and as a consultant for Oneida Ltd., one of the world's largest marketers of stainless steel silverware and flatware, located on Oneida, New York, since 2006.  Mr. Salus has served as a retail consultant to various companies, including Sharper Image, and investment funds since 2005 and served on the Board of Directors of Ashworth, Inc., makers of Ashworth and Callaway golf apparel, formerly listed on Nasdaq, from 2007 to 2008.  From 2004 to 2005, and 2003 to 2004, Mr. Salus served as President of Macy's Home Store and Bon Macy's, respectively. divisions of Macy's Inc. (NYSE: M), formerly Federated Department Stores.  He previously held the positions of Executive Vice President of Home Store and Cosmetics at Macy's from 1997 to 2003; Executive Vice President and Chief Merchandising and Marketing Officer of Dick's Sporting Goods; and senior positions at Foley's Houston and May D&F.  Mr. Salus received a B.A. from the University of Missouri.  The Board concluded that Mr. Salus has the requisite skills and experiences to serve as a director of the Company, particularly in the areas of i) executive management and retail industry experience, in which he has more than 30 years of experience, including his positions held at Macy's and other leading retailers and as a retail consultant and ii) outside board experience, through his director positions held at Sure Fit, Inc., Oneida Ltd. and Ashworth, Inc.

Turner White
Mr. White, age 62, has served as owner of White and Company, LLC, a consulting and investment firm located in Kansas City, Missouri, since May 2004, and as visiting assistant professor of management, Helzberg School of Management, Rockhurst University in Kansas City, Missouri, since July 2006.  From May 2000 to May 2004, Mr. White served as President and Chief Executive Officer of Union Station Kansas City, Inc, a non-profit organization.  He was Vice President and East region general manager of Cell Net Data Systems, an investor-owned data management and metering supplier to the electric energy industry, from September 1998 through February 2000. From June 1989 to September 1998, Mr. White was Executive Vice President, Corporate Development, of Kansas City Power & Light Company.  Mr. White received a B.A. from Colorado College and an MBA from Rockhurst University.  The Board concluded that Mr. White brings the requisite skills and experience to serve as a director of the Company, particularly in the areas of i) executive management experience, through his positions held at White and Company, LLC, Union Station Kansas City, Inc. and Kansas City Power & Light Company and ii) retail industry and public company experience, as a director of the Company since 2004.

The name of each of the Company’s executive officers as of May 9, 2011, along with their respective ages, positions and descriptions of their professional experience is set forth below.

Name	Principal Occupation, Business Experience and Directorships
David Meyer
Executive Chairman, Mr. Meyer, age 42, has served as a director and Chairman of the Board of the Company since April 2004.  From 2004 to 2005, he served in the Company’s interim Office of the Chief Executive.  Since 2003, Mr. Meyer has served as a Managing Member of Knightspoint Partners LLC, a firm which he co-founded, that is engaged in the business of acquiring, holding and disposing of investments in various companies.  From 1995 to 2002, Mr. Meyer served in various capacities in the investment banking department of Credit Suisse First Boston, including as a director in the Mergers and Acquisitions and Global Industrial and Services Groups in the firm’s London office.  From 2007 to 2008, Mr. Meyer served as Chairman of the Board of Directors of Ashworth, Inc., a golf apparel company formerly listed on Nasdaq.  From 2006 to 2007, Mr. Meyer served as Chairman of the Compensation Committee of the Board of Directors of the Sharper Image Corporation, a multi-channel specialty retailer formerly listed on Nasdaq.  Mr. Meyer received a B.S.E. from Princeton University and an MBA from Stanford University.  The Board concluded that Mr. Meyer brings the requisite skills and experience to serve as a director of the Company, particularly in the areas of i) retail industry, public company and outside board experience, through his Chairman and director positions held at Ashworth, Inc., the Sharper Image Corporation and as Chairman of the Company since 2004 and ii) executive management experience, through his positions held at Knightspoint, Credit Suisse First Boston and as interim Chief Executive of the Company.

Renato Cataldo
President and Chief Executive Officer.  Dr. Cataldo, age 51, joined the Company as its Chief Operating Officer in July 2005 after serving as a consultant to the Company since August 2004.  Effective October 10, 2006, he was appointed President and Chief Executive Officer of the Company.  From 1998 until his resignation in August 2004, he served as Chief Executive Officer and Chief Technology Officer of Publicis eHealth Solutions, a division of the Publicis Groupe, S.A., an international communications company.

Dale Heins
Executive Vice President, Finance, Chief Financial Officer and Treasurer of the Company.  Mr. Heins, age 48, was promoted to his current position in April 2008.  From July 2005 to April 2008, Mr. Heins served as Vice President, Corporate Controller, Principal Accounting Officer and Assistant Treasurer, after serving the Company in various other financial positions since 1987.

Thomas Gallahue
Executive Vice President, Operations.  Mr. Gallahue, age 60, joined the Company in April 2002 in the position of Vice President, Sales Development and Operations and was appointed to his current position in November 2002.  Prior to joining the Company, Mr. Gallahue enjoyed a thirty-year career with Sears, Roebuck & Co. where he held various positions, including Store Manager, Region Product Service Manager, Director of Sales Development for Home Appliances and District General Manager.

Keith Laakko
Executive Vice President, Chief Marketing Officer.  Mr. Laakko, age 45, joined the Company in his current position in January 2006.  He served as Category Marketing Director for Consumer Controls Brands of Spectrum Brands from 2004 until he joined the Company.  From 2000 to 2004, Mr. Laakko held marketing positions with Eastman Kodak Company, including Director of New Business Development, Business to Business, and Director of Corporate Branding from 2003 to 2004, Director of Global Brand Communication from 2001 to 2003 and Marketing Director, Strategic Web Partnerships and Online Community from 2000 to 2001.  He also held marketing positions with The Coca-Cola Company, Hasbro Toys and Mattel.

Jane Nelson
General Counsel and Secretary.  Ms. Nelson, age 61, joined the Company in 1988 as Assistant General Counsel and subsequently served as Associate General Counsel and Assistant Secretary.  She was promoted to her current position in 1993.

Rose O'Brien
Vice President, Finance/Controller and Principal Accounting Officer.  Ms. O’Brien, age 50, joined the Company in August 2005 as Assistant Controller and was promoted to her current position in April 2008.  Prior to joining the Company, Ms. O’Brien was the Director of Special Projects at Insituform, Inc., a provider of trenchless technology, from September 2004 to July 2005.  She was the Controller at Growing Family, Inc., a baby portrait photography company from November 2000 to September 2004.  Prior to November 2000, Ms. O’Brien held financial management positions with both public and privately held companies in the St. Louis area and also served for seven years in the Audit Department of Price Waterhouse.

Section 16(a) Beneficial Ownership Reporting Compliance

The federal securities laws require our directors and executive officers, and persons who own more than 10% of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership of any of the Company’s securities with the Securities and Exchange Commission, the New York Stock Exchange and the Company.

Based solely upon a review of filings with the Securities and Exchange Commission and written representations that no other reports were required, the Company believes that, except as described below, all of its directors and executive officers complied during fiscal year 2010 with their reporting requirements.  On March 2, 2010, Dale Heins, Thomas Gallahue, Keith Laakko, Jane Nelson, Rose O’Brien and Jim Mills surrendered certain shares in payment of tax liability for restricted stock awarded on April 27, 2009, and that vested on February 6, 2010.  Their Form 4’s were filed on March 9, 2010.

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

Director Selection and Qualifications

On an annual basis, the Nominating and Governance Committee reviews with the Board of Directors the skills and characteristics of prospective Board members as well as the composition of the Board as a whole.  This review includes each individual’s qualifications as independent and consideration of diversity, age, skills and experience in the context of the needs of the Board.  Although the Board does not maintain a specific policy with respect to Board diversity, the Board believes that the Board should be a diverse body, and the Nominating and Governance Committee considers a broad range of background and experience in its assessment.  The Nominating and Governance Committee believes that director candidates should possess high ethical character, business experience with accomplishment in his or her respective field and the ability to exercise sound business judgment.  The Nominating and Governance Committee and the Board held 4 and 15 meetings, respectively, during fiscal year 2010.  All members of the Board attended at least 75% of the aggregate number of meetings of the Board and all other committees on which they served.

Board Oversight of Risk and Board Leadership Structure

The Company’s Board of Directors has an active role, as a whole and also at the committee level, in overseeing management of the Company’s risks.  The Board regularly reviews information regarding the Company’s credit, liquidity, and operations, as well as the risks associated with each.  The Nominating and Governance Committee manages risks associated with the selection and independence of prospective Board members.  The Audit Committee oversees management of financial risks and is responsible for the selection of the independent auditors and approval of the scope of their work.  The Compensation Committee is responsible for overseeing the management of risks related to the Company’s compensation plans and arrangements.  While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board is regularly informed of such risks by the individual committees and management. All of the Company’s directors, except for Mr. Meyer, are independent under the rules of the New York Stock Exchange and the SEC.

Effective April 19, 2010, Mr. David Meyer was appointed Executive Chairman of the Board and serves in both executive officer and director capacities.  The Board believes that having an Executive Chairman and a Board comprised of all independent directors, except for Mr. Meyer, is in the best interest of the Company’s stockholders as it provides the appropriate balance between strategic development and independent oversight of management.  One of the key responsibilities of the Board is to develop strategic direction and hold management accountable for the execution of strategies once they are developed.  Independent directors and management have different perspectives and roles in strategic development.  The Company’s independent directors bring experience, oversight and expertise from outside the Company and industry, while the Executive Chairman brings company-specific experience and expertise.  The Board believes the Executive Chairman position promotes strategic development and execution, and facilitates information flow between management and the Board, which are essential to effective governance.  Because of this Board composition, the Board believes that its existing corporate governance practices achieve independent oversight and management accountability.  In addition, the separate non-Board Chief Executive Officer position, held by Dr. Renato Cataldo, also enhances the oversight of the Company’s day-to-day operations and facilitates better communication between management and the Board and allows Mr. Meyer to more effectively execute the Company’s strategic initiatives.

The Audit Committee

The Audit Committee consists of James Abel (Chairman), Michael Koeneke, Eric Salus and Turner White.  The Board of Directors has determined that all members of the Audit Committee are independent, as that term is defined in the New York Stock Exchange's listing standards and the rules of the Securities and Exchange Commission.  The Board of Directors has also determined that Mr. Abel, is qualified to serve as the Audit Committee financial expert.  The Audit Committee held six meetings during fiscal year 2010.

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

Item 11.     Executive Compensation

The Compensation Committee

The Compensation Committee is comprised of Turner White (Chairman), James Abel, Michael Glazer and Eric Salus.  The Board of Directors has determined that all of the members of the Compensation Committee are independent, as that term is defined in the rules of the New York Stock Exchange.

The Compensation Committee held seven meetings during fiscal year 2010.  Decisions of the committee are made after discussion of relevant facts and in accordance with the opinion of the majority of the committee.  Primary actions taken in these meetings included the approval of 2009 incentive awards, the determination of targets for fiscal year 2010 incentive awards, 2010 executive compensation, 2010 director compensation awards of restricted stock, approval of the fiscal year 2010 Executive Chairman’s Agreement and the evaluation of the performance of the Chief Executive Officer (“CEO”).  The CEO participates in Compensation Committee meetings when requested by the Compensation Committee.  His involvement is generally to advise concerning incentive awards and executive compensation other than his own.  Additionally, in 2010, the Committee engaged Hay Group, Inc. as an independent consulting firm to provide compensation consulting services to the Committee; see further discussion in the “Compensation Discussion and Analysis” section below.

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

The Executive Chairman of the Board generally attends Compensation Committee meetings in an advisory capacity.  He is an active participant as the Compensation Committee considers the various decisions that it has to make, but the Compensation Committee makes final decisions.  The Executive Chairman does not participate in Committee or Board discussions regarding his compensation.

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

Compensation Consultant

In setting the fiscal year 2010 compensation for the Company’s Named Executive Officers, the Compensation Committee made all decisions on the basis of the Company’s existing practices, which typically includes a review of published compensation reports, as needed.  In 2010, formal benchmarking was not used for management compensation purposes; however, the use of the 2010 peer group, as discussed below, was considered.

In fiscal year 2010, the Compensation Committee engaged Hay Group, Inc. (“Hay Group”) as an independent consulting firm to provide the following services to the Committee:

●	executive compensation consulting services;

●	assistance with long-term incentive plan design; and

●	in conjunction with the Omnibus Incentive Plan, consulting services related to overhang/burn rate calculations for equity compensation.

Hay Group works at the direction of the Compensation Committee as an independent advisor.  Hay Group will interact with management at the direction of the Committee to gather information on the business, organizational strategy, and approach to leadership as well as its executive reward programs and practices.  The Compensation Committee has the sole authority to retain and terminate any independent advisor including the Hay Group.  The Committee authorized management to engage Hay Group to provide assistance with the Compensation Discussion and Analysis section of the fiscal year 2009 Form 10-K/A filed on June 4, 2010 with the Securities and Exchange Commission.

Fiscal Year 2010 Peer Group

The Committee engaged Hay Group in fiscal year 2009 to assess the compensation programs for its executive officers for fiscal year 2010.  As part of this assessment, Hay Group supported the Committee in creating a peer group to benchmark the compensation of the Company’s Named Executive Officers.  Specifically, Hay Group worked with the Committee and management to identify a list of criteria to use in the selection of the peer group companies.  Hay Group and the Committee started with a broad cross section of companies and narrowed the companies down based on the following set of criteria:

●	Annual revenues between one-half to two times the Company’s revenues;

●	Small box specialty retail companies;

●	Small box restaurant companies;

●	Customer service element is critical to business; and/or

●	Companies that operate in a host environment.

Companies that were selected met a majority, but not necessarily all of the above criteria.  The Committee and management do not believe there are any public companies that are exact competitors or peers within the Company’s industry.

Each of the companies comprising the 18-member peer group met a majority of the above criteria. The companies are:

● A.C. Moore Arts & Crafts	● CEC Entertainment	● Gymboree
● Bare Escentuals	● Christopher & Banks	● Hibbett Sports
● Big 5 Sporting Goods	● Dennys Corp	● Jackson Hewitt Tax Service
● Buffalo Wild Wings	● Destination Maternity	● Nutrisystem
● Build-A-Bear Workshop ● California Pizza Kitchen	● Einstein Noah Restaurant ● Golfsmith International Holdings	● Shutterfly ● Steiner Leisure

The peer group provides direct incumbent information on a job title match basis (e.g., Chief Executive Officer, Chief Financial Officer) and data for each of the Named Executive Officers.  In addition, in fiscal year 2009, Hay Group provided broader retail market data from Hay Group’s Retail Industry Total Remuneration Survey (“Hay Retail Survey”) as an additional benchmarking data point.  The list of the Hay Retail Survey participants can be found at the following website (http://haygroup.com/Downloads/us/misc/2009_Hay_Group_Retail_TR_List_of_Participants.pdf).  The Committee used the Peer Group and the Hay Retail Survey to benchmark executive pay practices as one component of its decision around compensation.  In addition, the Committee considered company and individual performance as well as how compensation should be tied to the Company’s business strategies and the creation of shareholder value.

Compensation Components and Related Policies

The Company’s Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers as of February 5, 2011, as well as the Executive Vice President, Field Operations, who left the Company during fiscal year 2010, are considered the “Named Executive Officers” or “NEO’s” for purposes of this discussion.  For fiscal year 2010, the NEO’s were:

Dr. Renato Cataldo, President and Chief Executive Officer
Mr. Dale Heins, Executive Vice President, Finance, Chief Financial Officer and Treasurer
Mr. David Meyer, Executive Chairman
Mr. Jim Mills, Executive Vice President, Field Operations
Mr. Thomas Gallahue, Executive Vice President, Operations
Mr. Keith Laakko, Executive Vice President, Chief Marketing Officer

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

Base Compensation

The Compensation Committee periodically reviews compensation based on consideration of the Company’s strategic and financial goals, competitive forces, fairness, individual responsibilities and challenges and economic factors.  This includes a review of published compensation reports, as needed.  Base salaries for our Named Executive Officers reflect each executive officer’s level of experience, responsibilities and expected future contributions to our success. We review base salaries on an annual basis, or as responsibilities change, and we consider factors such as individual and Company performance and the competitive environment in our industry in determining whether salary adjustments are warranted.

Base salaries for Mr. Heins and Mr. Laakko were increased by the Compensation Committee, effective March 14, 2010, for the assumption of additional responsibilities and expected future performance based on growth in positions demonstrated in fiscal year 2009.

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

During fiscal year 2010, all Named Executive Officers participated in this plan.  The Board establishes the formula(s) or other criteria for determining the aggregate amount of the annual plan payouts (“Incentive Compensation Pool”) for each fiscal year (“Plan Year”) based on the Company’s EBITDA or such other performance measurement(s) or criteria as the Board may establish in its sole discretion.  Not later than ninety (90) days following the end of a Plan Year, the Board calculates the Incentive Compensation Pool for the Plan Year based on the formula(s) or criteria established by the Board for such Plan Year.  Once the amount of the Incentive Compensation Pool for the Plan Year is calculated, participants are designated for that year and are awarded an annual bonus based on performance.

Company performance goals are established using the budgeting process and are approved by the Board of Directors and the Compensation Committee.  Once the budget is final, EBITDA and/or other targets for the year are determined by the Board of Directors at levels deemed to be achievable but challenging.  These targets are used to determine the total amount of the Incentive Compensation Pool.  Participants and payouts are designated and awards made based on an assessment of individual and team contributions not later than ninety (90) days following the end of the Plan Year.  In fiscal year 2010, any payouts of $10,000 or more pursuant to the plan were weighted evenly between cash and restricted stock, allowing high-impact employees at multiple levels of the organization to participate in the long-term success of the Company through stock ownership.  The plan provides that the incentive compensation payable to executive officers of the Company in any Plan Year shall not, in the aggregate, exceed thirty three and one-third percent (33 1/3%) of the established Incentive Compensation Pool.  The restricted stock awarded to date for performance has a vesting period ending upon completion of the subsequent fiscal year, thus encouraging retention of key employees.

The Company did not meet the pre-established Adjusted EBITDA (defined as EBITDA plus other charges and impairment cash charges) minimum target of $45.0 million for the full year of fiscal year 2010.  However, certain eligible employees throughout the organization were compensated for their individual and team contributions based on the minimum Incentive Compensation Pool calculated for the Plan Year, as well as additional compensation awarded by approval of the Compensation Committee.  These awards are distributed among employees at the discretion of the Compensation Committee.  A substantial portion of the total was paid in restricted shares in fiscal year 2011 and will not vest until the end of fiscal year 2011.  Shares awarded under the CPI Corp. Performance Plan are granted pursuant to the CPI Corp. Omnibus Incentive Plan.

Shares awarded to NEO’s in fiscal year 2011 for fiscal year 2010 performance and long-term incentives are described in footnote 1 to the “Security Ownership of Management” table below on page 24.

Omnibus Incentive Plan

Effective May 29, 2008, the Board of Directors adopted the CPI Corp. Omnibus Incentive Plan (the "Plan"), which was approved by the stockholders at the 2008 Annual Meeting of Stockholders, held on July 17, 2008.  The Plan replaced the CPI Corp. Stock Option Plan, as amended and restated on December 16, 1997, and the CPI Corp. Restricted Stock Plan, as amended and restated on April 14, 2005 (collectively the "Predecessor Plans") that were previously approved by the Board of Directors, and no further shares will be issued under the Predecessor Plans.  The Plan provides the Company with flexibility to award employees, directors and consultants of the Company (the "Service Providers") both short-term and long-term equity-based and cash incentives.  The purposes of the Plan are (i) to attract and retain highly competent persons; (ii) to provide incentives to Service Providers that align their interests with those of the Company's stockholders; and (iii) to promote the success of the business of the Company.  Awards under the Plan are granted by the Compensation Committee of the Board (the "Committee"), provided that the Board is responsible for administering this Plan with respect to awards to non-employee directors.  The Committee has the authority, among other things, to (i) select the Service Providers to whom awards may be granted and the types of awards to be granted to each; (ii) to determine the number of shares to be covered by each award; (iii) to determine whether, to what extent, and under what circumstances an award may be settled in cash, common stock, other securities, or other awards; (iv) to prescribe, amend, and rescind rules and regulations relating to the Plan; and (v) to make all other determinations and take all other action described in the Plan or as the Committee otherwise deems necessary or advisable.   Total shares of common stock approved for delivery pursuant to awards under the Plan as approved on July 17, 2008, and amended on August 11, 2010, were 1.1 million shares.  The Company has reserved these shares under its authorized, unissued shares.  At May 9, 2011, 497,654 of these shares remained available for future grants.

Types of awards authorized under the Plan include (i) stock options to purchase shares of common stock, including incentive stock options (“ISO’s”) and nonstatutory stock options, which will be granted with an exercise price not less than 100% of the fair market value of the common stock on the date of grant; (ii) stock appreciation rights (“SAR’s”), which confer the right to receive an amount, settled in cash, common stock or other awards, equal to the excess of the fair market value of a share of common stock on the date of exercise over the exercise price of the SAR; (iii) restricted stock, which is common stock subject to restrictions on transferability and other restrictions, such as payment of applicable taxes, with respect to which a participant receives dividends and has the voting rights of a stockholder during the period of restriction; (iv) restricted stock units, which are awards of a right to receive shares of the Company’s common stock and are subject to restrictions on transferability and other restrictions; such as payment of applicable taxes, (v) performance awards, including performance shares or performance units, which are settled after an applicable performance period has ended to the extent to which corresponding performance and/or market goals have been achieved and (vi) other awards, including awards that are payable in shares of common stock or the value of which is based on the value of shares of common stock, and awards to be settled in cash or other property other than common stock.

Company-wide Benefits

Benefits such as 401(k), medical and dental are available to executives under plans and policies that apply Company-wide.  Management reviews the performance and cost of these plans on an annual basis and makes changes as necessary.  For the 401(k), the Board of Directors appoints a plan committee made up of executive officers.  That committee is responsible for administering the plan.

The Company has a defined benefit pension plan that applied Company-wide until April 1, 2004 (the “Retirement Plan”), when the Company implemented a freeze of future benefit accruals.  Employees with at least ten years of service who attained age 50 as of April 1, 2004 were “grandfathered” and benefits continued to accrue for those grandfathered individuals until February 20, 2009, when such benefits were frozen.  No NEO’s were grandfathered under the Retirement Plan, but Mr. Heins and Mr. Gallahue remain participants as reflected in the “Pension Benefits” table below.

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

Executive Chairman Agreements

On April 19, 2010, Mr. David Meyer was appointed Executive Chairman of the Board of Directors.  Mr. Meyer previously served as a non-Executive Chairman.  Under his fiscal year 2010 Executive Chairman agreement, Mr. Meyer received a quarterly retainer of $50,000, payable on the first day of each quarter in fiscal year 2010, commencing in the second fiscal quarter.  Mr. Meyer also received a discretionary bonus for fiscal year 2010, based on the Total Return of the Company’s common stock price performance for the 2010 fiscal year being greater than 50%.  The bonus was paid to Mr. Meyer in the form of 10,283 shares of immediately vested Company common stock on March 23, 2011.  Mr. Meyer was also awarded 17,162 shares of restricted stock on April 19, 2010 pursuant to this agreement.  The restricted shares vest in four equal annual installments of 25% beginning on the last day of fiscal year 2010, provided that Mr. Meyer continues to provide services to the Company through each relevant vesting date.

On March 18, 2011, the Company’s Board of Directors re-appointed Mr. Meyer as Executive Chairman.  Under his fiscal year 2011 Executive Chairman agreement, Mr. Meyer receives a quarterly retainer of $75,000, payable on the first day of each quarter in fiscal year 2011.  Mr. Meyer is also eligible to receive a performance bonus for fiscal year 2011 based on certain Consolidated Adjusted EBITDA targets.  The performance bonus, if any, will be awarded and payable 50% in cash and 50% in shares of the Company’s common stock.  Any shares awarded to Mr. Meyer with respect to the performance bonus will be fully vested as of the date of such award.  In addition to the performance bonus, Mr. Meyer is eligible to receive, at the sole discretion of the Board, a discretionary bonus of up to $100,000, payable in the form of shares of the Company’s common stock, for fiscal year 2011.  Mr. Meyer received 10,283 shares of restricted stock on March 18, 2011 pursuant to this agreement.  The restricted shares vest in four equal annual installments of 25% beginning on the last day of fiscal year 2011, provided that Mr. Meyer continues to provide services to the Company through each relevant vesting date.

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

Although the Company does not have stock ownership guidelines pertaining to its non-employee directors, it does have the CPI Corp. Non-Employee Directors Restricted Stock Policy (the “Policy”), effective April 14, 2008, pursuant to the CPI Corp. Omnibus Incentive Plan, which encourages directors to obtain or increase their stock ownership interest in the Company, thereby attracting, retaining and rewarding such directors and strengthening the mutuality of interest between the directors and the Company’s stockholders.  The purpose of the Policy is to advance the interests of the Company and its stockholders by enabling non-employee directors to elect to receive restricted shares in lieu of a portion of the annual retainer they receive as directors of the Company.  All of the non-employee Directors, with the exception of Mr. Salus, elected to receive shares pursuant to the Policy in lieu of cash for part of their annual retainers for Board service in fiscal year 2010.  Directors are also awarded $70,000 in restricted stock as part of their annual retainer, valued as of the first day of the fiscal year and vesting as of the last day of the fiscal year.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2010, no executive officer of the Company served on the Board of Directors or Compensation Committee of any other corporation with respect to which any member of the Compensation Committee was engaged as an executive officer.  No member of the Compensation Committee was an officer or employee of the Company during fiscal year 2010, and no member of the Compensation Committee was formerly an officer of the Company.

Compensation Committee Report

We, the Compensation Committee of the Board of Directors of CPI Corp., have reviewed and discussed the Compensation Discussion and Analysis set forth above with the management of the Company, and, based on such review and discussion, have recommended to the Board of Directors inclusion of the Compensation Discussion and Analysis in this Form 10-K/A, to the Company’s Annual Report on Form 10-K for the fiscal year ended February 5, 2011.

THE CPI CORP. COMPENSATION COMMITTEE

Turner White, Chairman     James Abel     Michael Glazer     Eric Salus

Summary Compensation Table

The following table sets forth the information required by SEC Regulation S-K Item 402 as to the compensation for fiscal years 2010, 2009 and 2008 for services rendered in all capacities, by the Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)		Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	Change in Pension Value ($) (4)	All Other Compensation ($) (5)	Total ($)
Renato Cataldo
President and Chief	2010	$ 475,000	$ 312,015	(6)	$ -	$ 105,000	$ -	$ 29,053	$ 921,068
Executive Officer	2009	$ 475,000	$ 29,611	(7)	$ -	$ 21,250	$ -	$ 12,626	$ 538,487
	2008	$ 484,135	$ 27,113	(8)	$ 179,501	$ 35,000	$ -	$ 7,266	$ 733,015

Dale Heins
Executive Vice	2010	$ 298,077	$ 240,087	(6)	$ -	$ 75,000	$ 8,977	$ 23,574	$ 645,715
President, Finance,	2009	$ 280,000	$ 24,387	(7)	$ -	$ 17,500	$ 17,813	$ 10,337	$ 350,037
Chief Financial Officer	2008	$ 228,806	$ 13,556	(8)	$ 89,751	$ 17,500	$ -	$ 6,511	$ 356,124
and Treasurer (9)

David Meyer
Executive	2010	$ 154,500	$ 729,334		$ -	$ -	$ -	$ 16,086	$ 899,920
Chairman (10)	2009	$ 51,000	$ 278,632		$ -	$ -	$ -	$ 2,934	$ 332,566
	2008	$ 24,000	$ 560,810		$ 121,154	$ -	$ -	$ 11,288	$ 717,252

Jim Mills
Executive Vice	2010	$ 142,788	$ 206,950	(6)	$ -	$ 69,000	$ -	$ 291,223	$ 709,961
President, Field	2009	$ 275,000	$ 10,448	(7)	$ -	$ 7,500	$ -	$ 55,028	$ 347,976
Operations (11)	2008	$ 105,769	$ -		$ 74,271	$ -	$ -	$ 474	$ 180,514

Thomas Gallahue
Executive Vice	2010	$ 300,000	$ 240,087	(6)	$ -	$ 75,000	$ 3,518	$ 25,604	$ 644,209
President,	2009	$ 300,000	$ 24,387	(7)	$ -	$ 17,500	$ 6,363	$ 12,867	$ 361,117
Operations	2008	$ 305,770	$ 23,242	(8)	$ 64,505	$ 30,000	$ -	$ 9,224	$ 432,741

Keith Laakko
Executive Vice	2010	$ 257,115	$ 206,950	(6)	$ -	$ 69,000	$ -	$ 22,122	$ 555,187
President, Chief	2009	$ 230,000	$ 20,905	(7)	$ -	$ 15,000	$ -	$ 11,685	$ 277,590
Marketing Officer	2008	$ 203,846	$ 15,484	(8)	$ 71,801	$ 20,000	$ -	$ 7,240	$ 318,371

(1)
Stock awards issued under the CPI Corp. Omnibus Incentive Plan since May 29, 2008.  Prior to this date, stock awards were issued under Predecessor Plans.  See Note 13 in the Company’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended February 5, 2011, for discussion of valuation methods related to stock awards.  Dividends are earned on restricted stock not yet vested.  Such dividends are included in All Other Compensation as they are earned.  The amounts in the table reflect the aggregate grant-date fair value of the stock awards issued in the respective fiscal year noted.  Stock awards granted in fiscal year 2011 are reflected in the “Security Ownership of Management” table below.

(2)
Under the CPI Corp. Omnibus Incentive Plan, the Company issued options to the NEO’s in fiscal year 2008 as follows:  Mr. Cataldo, 50,000; Mr. Heins, 25,000; Mr. Meyer, 60,000; Mr. Mills, 25,000; Mr. Gallahue, 17,500; and Mr. Laakko, 20,000.  These options vest in three equal increments on their anniversary dates, with the exception of Mr. Meyer’s options, which vested 30,000 on both February 7, 2009 and February 6, 2010, and Mr. Gallahue’s options, which vest 7,500 on the first anniversary date and 5,000 both on the second and third anniversary dates.

The first increment vested on the first anniversary date and became exercisable in November 2010 when the Company’s common stock traded in excess of $25.00 for a minimum of 20 consecutive trading days.  The second increment vested on the second anniversary date and is exercisable when the common stock trades in excess of $45.00 for a minimum of 20 consecutive trading days.  The third increment vests on the third anniversary date and is exercisable when the common stock trades in excess of $65.00 for a minimum of 20 consecutive trading days.  With respect to Mr. Meyer’s shares, 10,000 became exercisable in November 2010 when the Company’s common stock traded in excess of $25.00 for a minimum of 20 consecutive trading days.  An additional 25,000 shares each will become exercisable when the common stock trades in excess of $45.00 and $65.00 for a minimum of 20 consecutive trading days.

For all share options, if the target common stock price is met for a minimum of 20 consecutive trading days prior to the vesting schedules noted above, the exercise dates would be the vesting schedule dates.  See the “Outstanding Equity Awards at 2010 Fiscal Year End” table for exercise prices and expiration dates.  Additional disclosure of these options, including valuation method, is included in Note 13 in the Company’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended February 5, 2011.  The amounts in the table reflect the aggregate grant-date fair value of the stock options issued in fiscal year 2008.

(3)
Value of cash portion of performance bonus awarded under the CPI Corp. Performance Plan in fiscal years 2010 and 2009 and under Predecessor Plans in fiscal year 2008.  Amounts are granted and paid in the fiscal year subsequent to the fiscal year for which the performance relates.  The balance of the bonus was awarded in restricted stock and is reflected in the Stock Awards column.

(4)
Amounts relate to actuarial changes in pension values related to the pension plan.  The table does not include negative values of $11,551 and $2,692 in fiscal year 2008 for Mr. Heins and Mr. Gallahue, respectively.

(5)	Detail of All Other Compensation is as follows:

Name	Year	Dividends Paid on Stock not yet vested ($)	Company 401 (k) Contribution ($)	Life Insurance Premiums ($)	Other ($)		Total ($)
Renato Cataldo	2010	$17,257	$8,250	$1,146	$2,400		$29,053
	2009	$1,428	$8,250	$748	$2,200		$12,626
	2008	$824	$5,750	$692	$-		$7,266

Dale Heins	2010	$13,291	$8,250	$533	$1,500		$23,574
	2009	$1,176	$7,212	$494	$1,455		$10,337
	2008	$412	$4,725	$414	$960		$6,511

David Meyer	2010	$16,086	$-	$-	$-		$16,086
	2009	$2,934	$-	$-	$-		$2,934
	2008	$11,288	$-	$-	$-		$11,288

Jim Mills	2010	$3,816	$-	$323	$287,084	(11)	$291,223
	2009	$504	$8,250	$537	$45,737	(11)	$55,028
	2008	$-	$-	$104	$370		$474

Thomas Gallahue	2010	$13,291	$7,500	$3,013	$1,800		$25,604
	2009	$1,176	$8,250	$1,641	$1,800		$12,867
	2008	$706	$5,750	$1,268	$1,500		$9,224

Keith Laakko	2010	$11,928	$8,250	$444	$1,500		$22,122
	2009	$1,684	$8,250	$376	$1,375		$11,685
	2008	$1,147	$5,750	$343	$-		$7,240

(6)
The number of restricted shares granted to NEO’s in fiscal year 2010 (for fiscal year 2009 performance) was determined by dividing 50% of the value of their total bonuses by the closing price of the Company’s common stock at the end of fiscal year 2009 ($13.11).  The same formula was used for all other recipients of restricted shares pursuant to the Omnibus Incentive Plan.  The Compensation Committee selected the closing price of the Company’s common stock on the last trading day of the fiscal year because the awards were for fiscal year 2009 performance.  The awards were made on March 29, 2010.  The amounts in the table reflect the aggregate grant-date fair value of the shares awarded on March 29, 2010.

Also, in fiscal year 2010, additional shares of restricted stock were granted to NEO’s (as a long-term incentive).  These shares vest in 25% increments on the last day of the fiscal year over a four year period commencing with fiscal year 2010.  The amounts in the table also reflect the aggregate grant-date fair value of these shares awarded on March 12, 2010.

(7)
The number of restricted shares granted to NEO’s in fiscal year 2009 (for fiscal year 2008 performance) was determined by dividing 50% of the value of their total bonuses by the closing price of the Company’s common stock at the end of fiscal year 2008 ($7.14).  The same formula was used for all other recipients of restricted shares pursuant to the Omnibus Incentive Plan.  The Compensation Committee selected the closing price of the Company’s common stock on the last trading day of the fiscal year because the awards were for fiscal year 2008 performance.  The awards were made on April 27, 2009.  The amounts in the table reflect the aggregate grant-date fair value of the shares awarded on April 27, 2009.

(8)
The number of restricted shares granted to NEO’s in fiscal year 2008 (for fiscal year 2007 performance) was determined by dividing 50% of the value of their total bonuses by the closing price of the Company’s common stock at the end of fiscal year 2007 ($20.40).  The same formula was used for all other recipients of restricted shares pursuant to the Performance Plan.  The Compensation Committee selected the closing price of the Company’s common stock on the last trading day of the fiscal year because the awards were for fiscal year 2007 performance.  The awards were made on March 5, 2008.  The amounts in the table reflect the aggregate grant-date fair value of the shares awarded on March 5, 2008.

(9)	Mr. Heins was appointed Chief Financial Officer on April 19, 2008.

(10)
On April 19, 2010, Mr. Meyer was appointed Executive Chairman of the Board of Directors.  Mr. Meyer previously served as a non-Executive Chairman.  As such, Mr. Meyer’s compensation in fiscal years 2008 and 2009 and from February 7, 2010 through April 18, 2010 related to his services as the Company’s non-Executive Chairman of the Board and from April 19, 2010 through February 5, 2011 related to his services as the Company’s Executive Chairman of the Board.  Mr. Meyer’s total 2010 fiscal year compensation for both positions held during fiscal year 2010 is included in the table above.

In fiscal years 2008 and 2009, Mr. Meyer’s compensation amounts, included in the “Salary” column above, consisted of fees earned or paid in cash for his services as non-Executive Chairman of the Board.  In fiscal year 2010, Mr. Meyer’s “Salary” consisted of $4,500 for director’s fees for the period February 7, 2010 to April 18, 2010 and a quarterly retainer of $50,000 for the period April 19, 2010 to February 5, 2011, pursuant to the fiscal year 2010 Executive Chairman’s agreement.

In fiscal years 2008 and 2009, Mr. Meyer’s compensation amounts, included in the “Stock Awards” column above, consisted of his annual retainers for fiscal years 2008 and 2009, performance bonuses granted in fiscal years 2008 and 2009 (related to fiscal years 2007 and 2008 performance, respectively) and certain additional awards in fiscal year 2008 (related to fiscal years 2007 and 2008 service as Chairman), all of which were paid in shares of the Company’s common stock.  In fiscal year 2010, Mr. Meyer’s “stock awards” consisted of the following:

Grant	Number of	Vesting
Date	Shares Granted	Date	Explanation
2/12/10	2,860	2/5/11	Director's election to receive restricted stock in lieu of cash compensation for fiscal year 2010 board and committee retainers.

2/19/10	3,823	5/1/10	Fiscal year 2010 first quarter retainer pursuant to an amendment dated February 12, 2010, to the previous Chairman's Agreement.

3/29/10	27,403	3/29/10	Chairman's bonus for fiscal year 2009 performance pursuant to an amendment dated September 25, 2009, to the previous Chairman's Agreement.

4/19/10	4,290.5	2/5/11	Long-term incentive plan restricted stock, pursuant to the Executive Chairman's Agreement dated April 19, 2010.
	4,290.5	2/4/12
	4,290.5	2/2/13
	4,290.5	2/1/14

The amounts in the “Summary Compensation Table” above reflect the aggregate grant-date fair value of the shares awarded on the various grant dates noted above.

(11)
Mr. Mills joined the Company as Executive Vice President, Field Operations, in September 2008.  Upon his joining the Company, Mr. Mills entered into an employment agreement.  Pursuant to this agreement, Mr. Mills was entitled to receive reimbursement for certain moving and temporary housing expenses.  Such expenses in the amount of $43,517 were reimbursed to Mr. Mills in fiscal year 2009.  Mr. Mills left the Company in August 2010 and, pursuant to his separation and release agreement, received a lump sum gross severance payment of $275,000 and $10,974 for unused, accrued vacation hours.  The above amounts are included in the respective fiscal years in the “Other” column within the “All Other Compensation” table.

Grants of Plan-Based Awards in Fiscal Year 2010

				Payouts Under Non-Equity Incentive Plan Awards			Payouts Under Equity Incentive Plan Awards			Grant Date Fair Value of Stock Awards ($) (3)
Name	Plan Name		Grant Date (1)	Threshold ($)	Target ($) (2)	Max ($)	Threshold (#)	Target (#) (3)	Max (#)
Renato Cataldo	Omnibus Incentive Plan	(4)	3/12/10	$ -	$ -	$ -	-	15,000	-	$ 200,850
	Omnibus Incentive Plan	(4)	3/29/10	$ -	$ 105,000	$ -	-	8,009	-	$ 111,165

Dale Heins	Omnibus Incentive Plan	(4)	3/12/10	$ -	$ -	$ -	-	12,000	-	$ 160,680
	Omnibus Incentive Plan	(4)	3/29/10	$ -	$ 75,000	$ -	-	5,721	-	$ 79,407

David Meyer (5)	Omnibus Incentive Plan	(4)	2/12/10	$ -	$ -	$ -	-	2,860	-	$ 38,696
	Omnibus Incentive Plan	(4)	2/19/10	$ -	$ -	$ -	-	3,823	-	$ 53,713
	Omnibus Incentive Plan	(4)	3/29/10	$ -	$ -	$ -	-	27,403	-	$ 380,354
	Omnibus Incentive Plan	(4)	4/19/10	$ -	$ -	$ -	-	17,162	-	$ 256,572

Jim Mills	Omnibus Incentive Plan	(4)	3/12/10	$ -	$ -	$ -	-	10,000	-	$ 133,900
	Omnibus Incentive Plan	(4)	3/29/10	$ -	$ 69,000	$ -	-	5,263	-	$ 73,050

Thomas Gallahue	Omnibus Incentive Plan	(4)	3/12/10	$ -	$ -	$ -	-	12,000	-	$ 160,680
	Omnibus Incentive Plan	(4)	3/29/10	$ -	$ 75,000	$ -	-	5,721	-	$ 79,407

Keith Laakko	Omnibus Incentive Plan	(4)	3/12/10	$ -	$ -	$ -	-	10,000	-	$ 133,900
	Omnibus Incentive Plan	(4)	3/29/10	$ -	$ 69,000	$ -	-	5,263	-	$ 73,050

(1)	With the exception of Mr. Meyer, awards to NEO’s were granted on March 12, 2010, and March 29, 2010, and relate to long-term incentives and fiscal year 2009 service, respectively.

(2)	Amounts are cash bonuses for 2009 performance awards under the CPI Corp. Performance Plan which were granted and paid in fiscal year 2010.

(3)
With the exception of Mr. Meyer, the portion of a participant’s incentive compensation award is calculated by dividing (1) that portion of the participant’s incentive compensation award payable in restricted shares for the fiscal year by (2) the fair market value of one share of common stock measured as of the last day of the fiscal year.  The restricted shares are subject to restrictions on transferability, as well as vesting and forfeiture restrictions.  Dividends are paid on restricted shares.  Termination due to death, disability or normal retirement (65 or older) results in automatic waiver of the uncompleted portion of restriction. The shares vest automatically upon a change of control.

(4)
With the exception of Mr. Meyer, includes incentive plan grants in fiscal year 2010 related to fiscal year 2009 service and long-term incentives and reflect cash and stock awards granted under the CPI Corp. Performance Plan, pursuant to the CPI Corp. Omnibus Incentive Plan.  All cash awards were paid as of the fiscal year 2010 year-end.  Restricted stock awarded on March 29, 2010, for fiscal year 2009 service, vested as of the fiscal year 2010 year-end.  Restricted stock awarded on March 12, 2010, related to long-term incentives, vests in 25% increments on the last day of the fiscal year over a four year period commencing with fiscal year 2010.  Amounts related to 2010 service were granted subsequent to the 2010 fiscal year-end and therefore are not included in this table.  Such grants made in fiscal year 2011 for fiscal year 2010 service are reflected in footnote 1 to the “Security Ownership of Management” table below.

(5)
Includes incentive plan grants and certain grants related to Mr. Meyer’s service as Chairman of the Board for the period February 7, 2010 to April 18, 2010, as well as incentive plan grants related to Mr. Meyer’s service as Executive Chairman of the Board for the period April 19, 2010 to February 5, 2011.  Stock awards were granted under the Chairman’s Agreement and Executive Chairman’s Agreement for the respective periods noted above, pursuant to the CPI Corp. Omnibus Incentive Plan.  See footnote 10 in the “Summary Compensation Table” above for details of the various stock awards granted to Mr. Meyer during fiscal year 2010.  Amounts related to 2010 performance were granted subsequent to the 2010 fiscal year-end and therefore are not included in the table above.  Such grants made in fiscal year 2011 for fiscal year 2010 service are reflected in the “Amount of Record” column within the “Security Ownership of Management” table below.

Outstanding Equity Awards at 2010 Fiscal Year-End

Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (2)
Renato Cataldo	-	16,667	16,666	$ 13.58	8/14/18	-	$ -	11,250	$ 218,813
Dale Heins	8,334	8,333	8,333	$ 13.58	8/14/18	-	$ -	9,000	$ 175,050
David Meyer	10,000	50,000	-	$ 12.21	9/22/13	-	$ -	12,872	$ 250,360
Jim Mills	-	-	-	$ -	N/A	-	$ -	-	$ -
Thomas Gallahue	7,500	5,000	5,000	$ 13.58	8/14/18	-	$ -	9,000	$ 175,050
Keith Laakko	-	6,667	6,666	$ 13.58	8/14/18	-	$ -	7,500	$ 145,875

(1)
With the exception of Mr. Meyer and Mr. Gallahue, the stock options vest equally in three increments on the first three anniversary dates after the August 14, 2008, grant date for Dr. Cataldo, Mr. Heins and Mr. Laakko.  Mr. Meyer’s options vested 30,000 on both February 7, 2009 and February 6, 2010, and Mr. Gallahue’s options, vest 7,500 on the first anniversary date and 5,000 both on the second and third anniversary dates.  See footnote 2 to the “Summary Compensation Table” for further description of the vesting of stock options awarded pursuant to the Omnibus Incentive Plan.

With the exception of Mr. Meyer, the first increment of shares vested on the first anniversary date and became exercisable in November 2010 when the Company’s common stock traded in excess of $25.00 for a minimum of 20 consecutive trading days.  With respect to Mr. Meyer’s shares, 10,000 became exercisable in November 2010 when the Company’s common stock traded in excess of $25.00 for a minimum of 20 consecutive trading days.

(2)
Represents shares awarded on March 12, 2010, which vest in 25% increments on the last day of the fiscal year for fiscal years 2011, 2012 and 2013 (the first 25% increment vested on February 5, 2011, and therefore, was no longer restricted as of the 2010 fiscal year-end).  The respective payout values were calculated by multiplying the closing market price of the Company’s common stock at the end of fiscal year 2010 ($19.45) by the number of shares outstanding.  See footnote 6 to the “Summary Compensation Table” for further details of this restricted stock awarded pursuant to the Omnibus Incentive Plan.

Option Exercises and Stock Vested in Fiscal Year 2010

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#) (1)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#) (2)	Value Realized on Vesting ($) (2)
Renato Cataldo	16,667	$151,336	11,759	$228,713
Dale Heins	-	$-	8,721	$169,623
David Meyer (3)	-	$-	38,377	$620,855
Jim Mills (4)	-	$-	-	$-
Thomas Gallahue	-	$-	8,721	$169,623
Keith Laakko	6,667	$60,003	8,291	$161,260

(1)
The table above does not include stock options vested in fiscal year 2010 of 16,667, 8,333, 50,000, 5,000 and 6,667 for Dr. Cataldo and Messrs. Heins, Meyer, Gallahue and Laakko, respectively, as these options were not exercisable as of the fiscal year 2010 year-end.  See footnote 2 to the “Summary Compensation Table” and footnote 1 to the “Outstanding Equity Awards at 2010 Fiscal Year- End” table for details on exercise requirements.

For the shares acquired upon exercise during fiscal year 2010, the value realized on exercise is calculated by multiplying the number of options exercised by the difference between the Company’s closing stock price on the exercise date and the exercise price.

(2)
With the exception of Mr. Meyer, shares represent restricted stock awarded in fiscal year 2010 (for fiscal year 2009 performance) that vested on the last day of fiscal year 2010.  The respective value realized is calculated by multiplying the number of shares acquired on vesting by the Company’s closing stock price on the date of vesting.

(3)	Shares represent restricted stock granted to Mr. Meyer in fiscal year 2010 that vested on various dates throughout fiscal year 2010 and were awarded as follows:

Grant	Number of	Vesting
Date	Shares Granted	Date	Explanation
2/12/10	2,860	2/5/11	Director's election to receive restricted stock in lieu of cash compensation for fiscal year 2010 board and committee retainers.

2/19/10	3,823	5/1/10	Fiscal year 2010 first quarter retainer pursuant to an amendment dated February 12, 2010, to the previous Chairman's Agreement.

3/29/10	27,403	3/29/10	Chairman's bonus for fiscal year 2009 performance pursuant to an amendment dated September 25, 2009, to the previous Chairman's Agreement.

4/19/10	4,291	2/5/11	Portion of long-term incentive award that vested in fiscal year 2010, pursuant to the Executive Chairman's Agreement dated April 19, 2010.

The respective value realized is calculated by multiplying the number of shares acquired on vesting by the Company’s closing stock price on the date of vesting.

(4)
Mr. Mills left the Company in August 2010.  Based on the vesting and exercise requirements for his option awards and vesting requirements for his stock awards, these awards were forfeited at the time of his departure.

Pension Benefits

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefits ($)	Payments During Last Fiscal Year ($)
Renato Cataldo (1)	Retirement Plan	-	$-	$-
Dale Heins (2)	Retirement Plan	17	$65,869	$-
David Meyer (3)	Retirement Plan	-	$-	$-
Jim Mills (1)	Retirement Plan	-	$-	$-
Thomas Gallahue (2)	Retirement Plan	2	$34,680	$-
Keith Laakko (1)	Retirement Plan	-	$-	$-

(1)
Years of actual service differ from the years of credited service because the plan was frozen in 2004 and Dr. Cataldo, Mr. Mills and Mr. Laakko were not yet employed.  See description of the retirement plan below.

(2)	Years of actual service differ from the years of credited service because the plan was frozen in 2004.

(3)	Mr. Meyer is not eligible for the retirement plan.

Retirement Plan

Effective April 1, 2004, the Company amended the Retirement Plan to implement a freeze of future benefit accruals, except for employees with at least ten years of service who attained age 50 as of April 1, 2004, who were “grandfathered” and whose benefits continued to accrue until February 20, 2009, when those benefits were frozen.  Years of service after the date of the benefit freeze are recognized for determination of whether an employee attains five years of service for vesting purposes.  Dr. Cataldo, Mr. Mills and Mr. Laakko joined the Company after the Retirement Plan benefits were frozen and, therefore, will receive no benefits under the Retirement Plan.  Mr. Heins and Mr. Gallahue are entitled to receive the benefits under the Retirement Plan as described in the “Pension Benefits” table above.

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

The Retirement Plan provides for a reduced benefit for early retirement for employees age 55 or over with at least 15 years of service.  The monthly early retirement benefit is equal to the accrued (earned) benefit at the time of retirement, reduced by 1/180 for each of the first 60 months and 1/360 for each of the next 60 months that the early retirement date precedes the normal retirement date.  None of the Named Executive Officers were eligible for early retirement as of the 2010 fiscal year-end.

Potential Payments Upon Termination

All calculations in this table are at the present value as of February 5, 2011, and are calculated at amounts as if the terminating event occurred on that date.

	Renato Cataldo	Dale Heins	David Meyer (1)	Thomas Gallahue	Keith Laakko

Termination with cause (2)
Pension (3)	$ -	$ 65,869	$ -	$ 34,680	$ -

Termination without cause (2)
Salary	$ 475,000	$ 300,000	$ -	$ 300,000	$ 260,000
Pension (3)	-	65,869	-	34,680	-
Total	$ 475,000	$ 365,869	$ -	$ 334,680	$ 260,000

Retirement or resignation
Pension (3)	$ -	$ 65,869	$ -	$ 34,680	$ -

Death
Pension (3)	$ -	$ 65,869	$ -	$ 34,680	$ -
Life insurance	650,000	600,000	-	600,000	520,000
Total	$ 650,000	$ 665,869	$ -	$ 634,680	$ 520,000

Disability
Disability benefits (4)	$ 1,368,457	$ 1,433,256	$ -	$ 560,633	$ 1,518,469
Pension (3)	-	65,869	-	34,680	-
Total	$ 1,368,457	$ 1,499,125	$ -	$ 595,313	$ 1,518,469

Change of Control (5)
Restricted stock awards (5)	$ 218,813	$ 175,050	$ 250,360	$ 175,050	$ 145,875
Stock option awards (5)	195,665	146,750	362,000	102,725	78,265
Total	$ 414,478	$ 321,800	$ 612,360	$ 277,775	$ 224,140

(1)	With the exception of the items included in footnote 5 below, Mr. Meyer is not eligible for future payments.

(2)
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

(3)
Retirement is the voluntary or involuntary termination of employment after attaining age 65.  Employees who reach age 55 and have 15 years of service may elect early retirement benefits.  Retirement benefits are payable monthly for life.  Options to cover spouses are available for a reduced benefit.  If an employee dies prior to retirement age, his or her spouse is entitled to 50% of his benefits at the employee’s retirement age.  If an employee terminates prior to retirement age, he or she can apply for vested pension benefits once they reach retirement age.

(4)	Disability benefits for all NEO’s are under the same plan as all salaried employees.

(5)
Pursuant to restricted stock and stock option agreements with the NEO’s, upon a change of control, all outstanding restricted stock awards becomes immediately vested and all unexercisable stock options become immediately vested and exercisable as of the date of the change of control.  For restricted stock awards, the values in the table above are calculated by multiplying the number of outstanding shares of restricted stock as of February 5, 2011 by the Company’s closing stock price on February 5, 2011 ($19.45).  For stock option awards, the values in the table above are calculated by multiplying the number of unexercisable stock options as of February 5, 2011, by the difference between the Company’s closing stock price on February 5, 2011 and the exercise price, as noted in the “Outstanding Equity Awards at 2010 Fiscal Year-End” table above.

Mr. Mills left the Company in August 2010 and, pursuant to his separation and release agreement, received a lump sum gross severance payment of $275,000 and $10,974 for unused, accrued vacation hours.  These amounts are included in the “Other” column within the “All Other Compensation” table above.

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

Upon his departure from the Company in August 2010, Jim Mills entered into a separation and release agreement with the Company.

The NEO’s are entitled to participate in other active benefits and plans available to other employees, including participation in the Company’s 401(k) plan, health care and disability coverage, life insurance and paid vacation. The NEO’s are subject to customary confidentiality and insider obligations.

Obligations applicable to the receipt of termination benefits

All NEO’s are subject to non-competition covenants for one year after termination of employment, which include an agreement not to be employed by or act as a consultant for any direct competitor of the Company.  In their employment agreements, all NEO’s acknowledge that any ideas, concepts, graphics, creative or other products of their work will be owned by the Company.

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

Director Compensation in Fiscal Year 2010

Each of the Company's directors received a total retainer of $100,000 for service on the Board in fiscal year 2010, with the exception of Mr. Salus who received a prorated amount.  In addition, for fiscal year 2010, Mr. Abel received a payment of $10,000 for his service as Chairman of the Audit Committee and $7,500 for his service as Chairman of the Nominating and Governance Committee, and Mr. White received an additional payment of $7,500 for service as Chairman of the Compensation Committee.  As described in footnote 1 to the "Director Compensation in Fiscal Year 2010” table below, each of the directors, with the exception of Mr. Salus, elected to receive restricted shares in lieu of 100% of their director cash retainers for fiscal year 2010, pursuant to the Company's Non-Employee Directors Restricted Stock Award Agreement.  The Company also reimburses directors for expenses incurred in connection with attending Board and committee meetings and pays each director $1,500 for each Board and Committee meeting attended.  Additionally, directors may be awarded additional compensation of $1,500 per day for work on special projects.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
David Meyer (3)	$4,500	$472,763	$3,214	$480,477
James Abel	$52,000	$136,355	$7,649	$196,004
Michael Glazer	$37,500	$120,863	$6,607	$164,970
Michael Koeneke	$37,500	$120,863	$6,607	$164,970
Eric Salus (4)	$35,712	$61,966	$1,310	$98,988
Turner White	$48,000	$128,602	$7,127	$183,729

(1)
The Board of Directors maintains a CPI Corp. Non-Employee Directors Restricted Stock Policy (the "Policy") pursuant to the Omnibus Incentive Plan.  The purpose of the Policy is to advance the interests of the Company and its stockholders by enabling the directors who are not employees of the Company to elect each year to receive shares of restricted common stock of the Company ("Restricted Shares") in lieu of up to 100%, but not less than 50%, of the $30,000 annual retainer in cash they receive as directors of the Company.  Directors who chair committees of the Board may also elect to receive restricted shares in lieu of an annual retainer in cash for their service as committee chairmen.  Additionally, directors are also awarded $70,000 in restricted stock as part of their annual retainer, valued as of the first day of the fiscal year and vesting as of the last day of the fiscal year.  These restricted shares are included in the table above, valued at the aggregate grant-date fair value of the shares issued on April 15, 2010.

Upon making a valid and timely election under the Policy for the cash portion of their retainer, the non-employee director is awarded that number of restricted shares determined by dividing (1) one hundred twenty-five percent (125%) of that portion of the non-employee director's annual retainer for Board service and/or service as a committee chair for the fiscal year for which the election is being made by (2) the fair market value of one share of common stock as of the first day of the fiscal year.  The restricted shares are not transferable and are subject to other restrictions until the last day of the applicable fiscal year.

Pursuant to the Policy, each of the directors, with the exception of Mr. Salus, elected to receive restricted shares in lieu of 100% of their $30,000 annual cash retainer for service on the Board in fiscal year 2010.  Mr. Abel also elected to receive restricted shares in lieu of a portion of his annual cash retainers for serving as Chairman of the Audit Committee ($10,000) and as Chairman of the Nominating and Governance Committee ($7,500).  Mr. White elected to receive Restricted Shares in lieu of a portion of his annual cash retainer for serving as Chairman of the Compensation Committee ($7,500).  In lieu of cash compensation for their retainers, Messrs. Meyer, Glazer and Koeneke each received 2,860 restricted shares and Messrs. Abel and White received 4,005 and 3,432 restricted shares, respectively.  These restricted share elections are included in the table above, valued at the aggregate grant-date fair value of the shares issued on February 12, 2010.

(2)	All Other Compensation represents dividends earned on restricted stock awards prior to vesting.

(3)
On April 19, 2010, Mr. Meyer was appointed Executive Chairman of the Board of Directors.  Mr. Meyer previously served as a non-Executive Chairman.  The amounts included in the table above represent Mr. Meyer’s compensation from February 7, 2010 through April 18, 2010 related to his services as the Company’s non-Executive Chairman of the Board.  Mr. Meyer’s total 2010 fiscal year compensation for both positions held during fiscal year 2010 is included in the “Summary Compensation Table”.  See footnote 10 to the “Summary Compensation Table” for the details of his compensation as it relates to both positions during fiscal year 2010.

(4)
Mr. Salus was elected to the Board of Directors in August 2010.  Included in the “Fees Earned or Paid in Cash” column in the table above is $3,000 paid to Mr. Salus for consulting work he performed during fiscal year 2010.

As of the end of fiscal year 2010, no directors, with the exception of Mr. Meyer, held shares of unvested restricted stock or outstanding stock option awards.  As of the end of fiscal year 2010, Mr. Meyer held 12,872 shares of unvested restricted stock and had 10,000 stock options exercisable (his remaining 50,000 share options were not exercisable as of the end of fiscal year 2010); see footnote 1 to the “Outstanding Equity Awards at 2010 Fiscal Year-End” table for further details on Mr. Meyer’s outstanding awards as of the end of fiscal year 2010.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

To the Company’s knowledge, based upon information furnished by the specified persons or otherwise known by the Company, the following table sets forth beneficial owners of five percent (5%) or more of the common stock of the Company as of May 9, 2011.

Name	Number of Shares	Percent
Van Den Berg Management	818,197 (1)	11.6%

(1)	The address of this stockholder is 805 Las Cimas Parkway, Suite 430, Austin, Texas 78746.

Security Ownership of Management

Information is set forth below regarding beneficial ownership of common stock of the Company, as of May 9, 2011, by (i) each person who is a director; (ii) each person listed in the “Summary Compensation Table” set forth above and (iii) all directors and executive officers.  Except as otherwise noted, each person has sole voting and investment power as to his or her shares.

Name	Amount of Record	Restricted Shares (1)	Vested Options (2)	Total	Percent of Shares Outstanding
James Abel	30,520	6,651	-	37,171	*
Michael Glazer	20,354	5,526	-	25,880	*
Michael Koeneke	37,440	5,526	-	42,966	*
Eric Salus	2,619	3,598	-	6,217	*
Turner White	22,431	5,526	-	27,957	*
David Meyer	240,532	23,155	10,000	273,687	3.9%
Renato Cataldo	28,685	17,707	-	46,392	*
Dale Heins	10,163	14,826	-	24,989	*
Jim Mills	-	-	-	-	*
Thomas Gallahue	9,395	14,675	-	24,070	*
Keith Laakko	12,382	11,934	-	24,316	*

Directors and Executive Officers
as a group (13 persons)	431,185	122,124	10,000	563,309	8.0%

* Less than one percent.

(1)
For non-employee directors, with the exception of Mr. Salus, the restricted shares in the table include restricted shares awarded in lieu of the cash portion of the 2011 Board retainer and committee chair retainers made on February 16, 2011.  For all non-employee directors, the restricted shares in the table also include the non-elective restricted share portion of the 2011 Board retainer made on February 16, 2011.

For executive officers, with the exception of Mr. Meyer, the restricted shares in the table include 1,457, 1,576, 1,425 and 934 restricted shares issued to Dr. Cataldo, Mr. Heins, Mr. Gallahue and Mr. Laakko, respectively, as part of fiscal year 2010 compensation.  Such awards were granted on March 8, 2011 and May 5, 2011 and vest on February 4, 2012.  The respective aggregate grant-date fair values of such awards are $30,461, $32,323, $29,960 and $18,449.  For executive officers, with the exception of Mr. Meyer, the restricted shares in the table also include 5,000, 4,250, 4,250 and 3,500 restricted shares issued to Dr. Cataldo, Mr. Heins, Mr. Gallahue and Mr. Laakko, respectively, for long-term incentives.  The long-term incentive awards were granted on May 5, 2011 and vest ratably on the last day of fiscal years 2011, 2012, 2013 and 2014.  The respective aggregate grant-date fair values of such long-term incentive awards are $78,250, $66,513, $66,513 and $54,775.  For Mr. Meyer, the restricted shares in the table include 10,283 long-term incentive restricted share awards granted on March 18, 2011 pursuant to his Executive Chairman agreement dated March 18, 2011, which vest ratably over four years on the last day of fiscal years 2011, 2012, 2013 and 2014.  The aggregate grant-date fair value of Mr. Meyer’s long-term incentive award is $216,766.

The restricted shares in the table for executive officers also include 11,250, 9,000, 12,872, 9,000 and 7,500 shares awarded to Dr. Cataldo, Mr. Heins, Mr. Meyer, Mr. Gallahue and Mr. Laakko, respectively, related to the remaining unvested long-term incentive awards granted in fiscal year 2010, which vest ratably on the last day of fiscal years 2011, 2012 and 2013.

(2)
The table does not include stock options vested in fiscal year 2010 of 16,667, 8,333, 5,000 and 6,667 for Dr. Cataldo and Messrs. Heins, Gallahue and Laakko, respectively, or stock options vested in fiscal years 2009 and 2008 of 20,000 and 30,000, respectively, for Mr. Meyer, as these options were not exercisable as of the fiscal year 2010 year-end, and it is uncertain if they will be exercisable within 60 days after May 9, 2011; see footnote 2 to the “Summary Compensation Table” and footnote 1 to the “Outstanding Equity Awards at 2010 Fiscal Year- End” table for details on exercise requirements.

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

We have engaged Pointwise Real Estate Group, LLC ("Pointwise") to assist us in negotiating store leases.  During fiscal year 2010, we paid Pointwise $209,479 for its services to us.  Mr. Glazer, one of our directors, has a 25% indirect interest in Pointwise.  Our Audit Committee reviewed our transactions with and Mr. Glazer's indirect interest in Pointwise and concluded that Mr. Glazer's interest in Pointwise did not result in a conflict of interest with the Company.

Director Independence

In accordance with New York Stock Exchange rules, the Board affirmatively determines the independence of each Director and nominee for election as a Director in accordance with all elements of independence set forth in the New York Stock Exchange listing standards. The Board of Directors has determined that throughout fiscal year 2010 each of James Abel, Michael Glazer, Michael Koeneke, Eric Salus and Turner White were “independent” under the NYSE corporate governance rules, a “non-employee director” within the meaning of Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended, and an “outside director” for purposes of Section 162(m) of the Internal Revenue Code.

On April 19, 2010, David Meyer was appointed Executive Chairman of the Board of Directors.  As such, as of this date, he ceased to be “independent” under the NYSE corporate governance rules.

Item 14.     Principal Accounting Fees and Services

Fees Paid to Independent Registered Public Accounting Firm

Set forth below is a summary of fees for professional services by our independent registered public accounting firm, KPMG LLP (“KPMG”), for fiscal years 2010 and 2009.

	Fiscal 2010	Fiscal 2009

Audit Fees	$630,000	$652,819
Audit-Related Fees	-	4,658
Tax Fees	66,362	-
All Other Fees	-	-

Total	$696,362	$657,477

Audit Fees

For fiscal years 2010 and 2009, the Company was billed approximately $630,000 and $652,819, respectively, for KPMG's audits of the Company’s annual financial statements and review of financial statements included in the Company’s interim reports on Form 10-Q.

Audit-Related Fees

No audit-related services were provided by KPMG during fiscal year 2010.  For fiscal year 2009, the Company was billed $4,658 for audit-related services provided by KPMG in connection with a response to a comment letter from the Securities and Exchange Commission.

Tax Fees

For fiscal year 2010, the Company was billed $66,362 for tax services provided by KPMG for fiscal year 2010.  No tax services were provided by KPMG during fiscal year 2009.

All Other Fees

The Company did not receive any services from KPMG other than those described above in either of the last two fiscal years.

Procedure for Approval of Non-Audit Services

The Audit Committee has authorized the Chairman of the Audit Committee to pre-approve KPMG’s performance of non-audit services, provided that the Chairman reports any such pre-approval to the full Audit Committee at the next scheduled meeting.  Upon receipt of any request for pre-approval of non-audit services from management, the Chairman may accept or reject the request or submit the request to the entire Audit Committee for consideration.  The Audit Committee approved all of the fees paid to KPMG for fiscal year 2010.

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

(10.9)*	Form of Option Agreement, incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 10.1, filed August 21, 2008.

(10.10)*	CPI Corp. Omnibus Incentive Plan, incorporated by reference to CPI Corp.'s Form DEF 14A, Annex A, filed June 23, 2008.

(10.11)*	Employment Agreement by and between CPI Corp. and Renato Cataldo, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.10, filed September 1, 2005. File No. 1-10204

(10.12)*	Confidentiality, Noncompetition and Nonsolicitation Agreement by and between CPI Corp. and Renato Cataldo, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.104, filed September 1, 2005.

EXHIBIT INDEX (…continued)

EXHIBIT
NUMBER	DESCRIPTION

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

EXHIBIT INDEX (…continued)

EXHIBIT
NUMBER	DESCRIPTION

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

(10.31)*
Amendment to Chairman's Agreement by and between CPI Corp. and David Meyer, dated September 25, 2009, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.58, filed December 22, 2009.  (Confidential treatment requested for portions of this document).

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

EXHIBIT INDEX (…continued)

EXHIBIT
NUMBER	DESCRIPTION

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

(10.48)
Asset Purchase Agreement dated January 26, 2011, by and among Bella Pictures Holdings, LLC, a Delaware limited liability company (the "Buyer"),
Bella Pictures, Inc., a Delaware corporation (the "Company"), CPI Corp., a Delaware corporation ("CPI"), and, with respect to Sections 4.3, 4.5,
4.6, 4.7, 6.1, 6.3, and 6.7 and Article 7 of the Agreement only, Foundation Capital IV, L.P. ("Foundation Capital"), incorporated by reference to
CPI Corp.'s Form 8-K, Exhibit 10.6, filed February 1, 2011.

(10.49)*
Letter dated March 18, 2011, confirming agreement between CPI Corp. and David M. Meyer regarding compensation as Executive Chairman of the Board of Directors of the Company during fiscal year ended February 4, 2012, incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 10.52, filed March 24, 2011.

(10.50)*	Form of First Amendment to Offer of Employment, dated December 30, 2010, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2010 on Form 10-K, Exhibit 10.50, filed April 21, 2011.

(11.1)^	Computation of Income (Loss) Per Share - Diluted

(11.2)^	Computation of Income (Loss) Per Share - Basic

(21.0)^	Subsidiaries of the Registrant

(23.0)^	Independent Registered Public Accounting Firm's Consent

(31.1)	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by the President and Chief Executive Officer.

(31.2)	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by the Executive Vice President, Finance and Chief Financial Officer.

(32.0)
Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer and the Executive Vice President, Finance and Chief Financial Officer.

*	Management contract or compensatory plan available to employees, officers or directors.

^	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of June, 2011.

CPI CORP.

BY:           /s/ Dale Heins
__________________________________
Dale Heins
Executive Vice President, Finance,
Chief Financial Officer and Treasurer

Date: June 3, 2011