Form 10-Q
period 2011-04-30
CPI CORP
filed 2011-06-09
CIK 25354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011                                                                                or

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

As of June 3, 2011, 7,039,238 shares of the registrant’s common stock were outstanding.

CPI CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
12 WEEKS ENDED APRIL 30, 2011

PART I.	FINANCIAL INFORMATION		Page

	Item 1.	Financial Statements:

		Interim Consolidated Balance Sheets
		April 30, 2011 (Unaudited) and February 5, 2011	1

		Interim Consolidated Statements of Operations (Unaudited)
		12 Weeks Ended April 30, 2011 and May 1, 2010	3

		Interim Consolidated Statement of Changes in Stockholders'
		Equity (Unaudited) 12 Weeks Ended April 30, 2011	4

		Interim Consolidated Statements of Cash Flow (Unaudited)
		12 Weeks Ended April 30, 2011 and May 1, 2010	5

		Notes to Interim Consolidated Financial Statements (Unaudited)	7

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results
		of Operations	15

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

	Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

	Item 6.	Exhibits	22

SIGNATURES			23

EXHIBIT INDEX			24

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CPI CORP.
Interim Consolidated Balance Sheets - Assets

in thousands	April 30, 2011
	(Unaudited)	February 5, 2011

ASSETS
Current assets:
Cash and cash equivalents	$6,131	$5,363
Accounts receivable:
Trade	7,962	4,707
Other	774	971
Inventories	8,102	7,460
Prepaid expenses and other current assets	5,147	4,971
Refundable income taxes	1,067	-
Deferred tax assets	2,455	5,976
Assets held for sale	641	641

Total current assets	32,279	30,089

Property and equipment:
Land	2,185	2,185
Buildings and building improvements	25,343	25,343
Leasehold improvements	4,524	4,383
Photographic, sales and manufacturing equipment	178,280	176,974
Property not in use (see Note 4)	3,401	3,401
Total	213,733	212,286
Less accumulated depreciation and amortization	179,017	176,288
Property and equipment, net	34,716	35,998

Prepaid debt fees	1,683	1,838
Goodwill	21,991	22,874
Intangible assets, net	37,558	37,862
Deferred tax assets	11,238	7,166
Other assets	8,676	7,973

TOTAL ASSETS	$148,141	$143,800

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Balance Sheets – Liabilities and Stockholders’ Equity

in thousands, except share and per share data	April 30, 2011
	(Unaudited)	February 5, 2011

LIABILITIES
Current liabilities:
Accounts payable	$8,434	$7,583
Accrued employment costs	9,049	8,905
Customer deposit liability	18,933	16,403
Sales taxes payable	2,963	3,767
Accrued advertising expenses	1,586	995
Accrued expenses and other liabilities	11,074	11,550

Total current liabilities	52,039	49,203

Long-term debt, less current maturities	52,900	48,900
Accrued pension plan obligations	14,683	14,862
Other liabilities	15,518	16,565

Total liabilities	135,140	129,530

CONTINGENCIES (see Note 10)

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized; no shares outstanding	-	-
Preferred stock, Series A, no par value, 200,000 shares authorized; no shares outstanding	-	-
Common stock, $0.40 par value, 50,000,000 shares authorized; 9,105,217 and 9,129,013
shares outstanding at April 30, 2011, and February 5, 2011, respectively	3,656	3,652
Additional paid-in capital	30,996	30,785
Retained earnings	38,902	40,794
Accumulated other comprehensive loss	(12,513)	(12,927)
	61,041	62,304
Treasury stock - at cost, 2,100,289 and 2,133,566 shares at April 30, 2011, and February 5, 2011, respectively	(47,988)	(48,050)

Total CPI Corp. stockholders' equity	13,053	14,254
Noncontrolling interest in subsidiary (see Note 2)	(52)	16

Total stockholders' equity	13,001	14,270

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$148,141	$143,800

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Statements of Operations
(Unaudited)

in thousands, except share and per share data	12 Weeks Ended
	April 30, 2011	May 1, 2010

Net sales	$88,638	$95,498

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	6,189	6,522
Selling, general and administrative expenses	73,770	73,821
Depreciation and amortization	4,016	4,465
Other charges and impairments	3,177	296
	87,152	85,104

Income from operations	1,486	10,394

Interest expense	668	1,321
Interest income	43	68
Other income, net	106	710
Income from operations before income tax expense	967	9,851

Income tax expense	305	3,311

Net income	662	6,540
Net loss attributable to noncontrolling interest	(85)	-

NET INCOME ATTRIBUTABLE TO CPI CORP.	$747	$6,540

NET INCOME PER COMMON SHARE

Net income per common share attributable to CPI Corp. - diluted	$0.11	$0.91

Net income per common share attributable to CPI Corp. - basic	$0.11	$0.91

Weighted average number of common and common equivalent shares outstanding-diluted	6,998,340	7,176,477

Weighted average number of common and common equivalent shares outstanding-basic	6,992,140	7,169,316

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

Twelve weeks ended April 30, 2011

in thousands, except share and per share data				Accumulated
		Additional		other	Treasury
	Common	paid-in	Retained	comprehensive	stock,	Noncontrolling
	stock	capital	earnings	(loss) income	at cost	Interest	Total

Balance at February 5, 2011	$3,652	$30,785	$40,794	$(12,927)	$(48,050)	$16	$14,270

Net income (loss)	-	-	747	-	-	(85)	662
Total other comprehensive income, net of tax effect
(consisting of foreign exchange impact)	-	-	-	414	-	-	414
Total comprehensive income	-	-	-	-	-	-	1,076
Adjustment to issuance of noncontrolling interest	-	-	-	-	-	17	17
Surrender of employee shares for taxes	-	-	-	-	(690)	-	(690)
Purchase and retirement of stock (52,937 shares at cost)	(21)	(178)	(888)	-	-	-	(1,087)
Issuance of common stock and restricted stock awards,
net of forfeitures (57,753 shares)	23	219	-	-	752	-	994
Stock options exercised	2	(84)	-	-	-	-	(82)
Stock-based compensation recognized	-	254	-	-	-	-	254
Dividends ($0.25 per common share)	-	-	(1,751)	-	-	-	(1,751)

Balance at April 30, 2011	$3,656	$30,996	$38,902	$(12,513)	$(47,988)	$(52)	$13,001

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Statements of Cash Flows
(Unaudited)

in thousands	12 Weeks Ended
	April 30, 2011	May 1, 2010

Reconciliation of net income to cash flows provided by (used in) operating activities:

Net income	$662	$6,540

Adjustments for items not requiring (providing) cash:
Depreciation and amortization	4,016	4,465
Amortization of prepaid debt fees	155	318
Stock-based compensation expense	254	765
Deferred income tax provision	(406)	2,334
Change in interest rate swap	-	(680)
Pension, supplemental retirement plan and profit sharing expense	539	458
Other	(58)	(49)

Increase (decrease) in cash flow from operating assets and liabilities:
Accounts receivable	(3,028)	(219)
Inventories	(594)	(463)
Prepaid expenses and other current assets	135	84
Accounts payable	832	1,057
Contribution to pension plan	(513)	(350)
Accrued expenses and other liabilities	(780)	(3,692)
Income taxes payable	(1,318)	755
Deferred revenues and related costs	3,502	606
Other	(1,240)	(75)

Cash flows provided by operating activities	$2,158	$11,854

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Statements of Cash Flows (continued)
(Unaudited)

in thousands	12 Weeks Ended
	April 30, 2011	May 1, 2010

Cash flows provided by operating activities	2,158	11,854

Cash flows provided by (used in) financing activities:
Repayment of long-term debt	-	(10,686)
Borrowings under revolving credit facility	39,000	-
Repayments on revolving credit facility	(35,000)	-
Cash dividends	(1,751)	(1,124)
Purchase of treasury stock	(1,087)	-
Surrender of employee shares for taxes	(690)	(183)
Other	222	18

Cash flows provided by (used in) financing activities	694	(11,975)

Cash flows (used in) provided by investing activities:
Additions to property and equipment	(2,097)	(4,791)
Other	57	98

Cash flows used in investing activities	(2,040)	(4,693)

Effect of exchange rate changes on cash and cash equivalents	(44)	(425)

Net (decrease) increase in cash and cash equivalents	768	(5,239)

Cash and cash equivalents at beginning of period	5,363	18,913

Cash and cash equivalents at end of period	$6,131	$13,674

Supplemental cash flow information:
Interest paid	$433	$1,747

Income taxes paid, net	$2,122	$189

Supplemental non-cash financing activities:
Issuance of treasury stock under the Employee Profit Sharing Plan	$752	$733

Issuance of restricted stock to employees and directors	$994	$3,281

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

NOTE 1 -	DESCRIPTION OF BUSINESS AND INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CPI Corp. (“CPI”, the “Company” or “we”) is a holding company engaged, through its wholly-owned subsidiaries and partnerships, in selling and manufacturing professional portrait photography of young children, individuals and families and offers other related products and services.  The Company also offers wedding photography and videography services and products through its subsidiary, Bella Pictures Holdings, LLC.

The Company operates 3,068 (unaudited) professional portrait studios as of April 30, 2011, throughout the U.S., Canada, Mexico and Puerto Rico, principally under lease and license agreements with Walmart and license agreements with Sears and Toys “R” Us.  The Company also operates websites which support and complement its Walmart, Sears and Toys “R” Us studio operations.  These websites serve as vehicles to archive, share portraits via email (after a portrait session) and order additional portraits and products.  In connection with the Bella Pictures® Acquisition in fiscal year 2010, the Company also operates a website for Bella Pictures® which serves as a vehicle to reserve/book weddings, select specialized, unique product offerings and view/edit photographs and videos from the wedding day.

The Interim Consolidated Balance Sheet as of April 30, 2011, the related Interim Consolidated Statements of Operations for the 12 weeks ended April 30, 2011, and May 1, 2010, the Interim Consolidated Statement of Changes in Stockholders’ Equity for the 12 weeks ended April 30, 2011, and the Interim Consolidated Statements of Cash Flows for the 12 weeks ended April 30, 2011, and May 1, 2010, are unaudited.  The interim consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the CPI Corp. 2010 Annual Report on Form 10-K for its fiscal year ended February 5, 2011.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

NOTE 2 -	BUSINESS ACQUISITION

The Bella Pictures® Acquisition was made pursuant to the Asset Purchase Agreement (the “Agreement”) dated January 26, 2011, by and among Bella Pictures Holdings, LLC, a Delaware limited liability company (“Bella Pictures®” or the “Buyer”), Bella Pictures, Inc., a Delaware corporation (the “Seller”), CPI Corp., a Delaware corporation (“CPI”), and Foundation Capital IV, L.P. (“Foundation Capital”).  In consideration for the Assets purchased, the Buyer issued to the Seller Class A Units in Bella Pictures®, representing a 5% equity interest in Bella Pictures® with a fair value at the date of issuance of approximately $40,000, estimated using a discounted cash flow analysis.  In addition, the Buyer assumed certain liabilities of the Seller, consisting primarily of customer deposits and the obligation to fulfill customer wedding orders booked and outstanding at the date of acquisition.  In addition, the Buyer received approximately $1.4 million in cash from the Seller.  The Company accounted for the acquisition as a business combination under the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations”.

The purchase price was allocated as of February 5, 2011, based on the Company’s preliminary estimate at that time of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed.  As of April 30, 2011, the purchase price allocation is final, and reflects an insignificant reduction in the fair value of acquired long-term assets and a reduction of approximately $1.2 million to the estimated fair value of liabilities assumed.  The final purchase price allocation also reflects the Company’s accounting for the income tax effects of the acquisition, which resulted in a net deferred tax liability of approximately $59,000.  As a result of the final purchase price allocation adjustments, the preliminary estimate of goodwill was reduced by approximately $1.0 million, which the Company considers insignificant to the consolidated financial statements.  Accordingly, the preliminary purchase price allocation as of February 5, 2011 has not been retrospectively adjusted for the final adjustments described above.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

The following unaudited pro forma summary presents the Company’s revenue, net income, diluted income per common share and basic income per common share as if the Bella Pictures® Acquisition had occurred on the first day of the period presented (in thousands, except per share data):

First Quarter
2010

Revenue	$96,619

Net income	3,318
Net loss attributable to noncontrolling interest	(161)
Net income attributable to CPI Corp.	$3,479

Diluted income per common share attributable to CPI Corp.	$0.48

Basic income per common share attributable to CPI Corp.	$0.49

Pro forma adjustments have been made to reflect depreciation and amortization using asset values recognized after applying purchase accounting adjustments.

This pro forma information is presented for informational purposes only and is not necessarily indicative of actual results had the acquisition been effected at the beginning of the periods presented or future results.

NOTE 3 -	INVENTORIES

Inventories consist of:

in thousands	April 30, 2011	February 5, 2011

Raw materials - film, paper and chemicals	$1,822	$2,130
Portraits in process	1,794	1,274
Finished portraits pending delivery	213	97
Frames and accessories	173	230
Studio supplies	2,728	2,556
Equipment repair parts and supplies	922	627
Other	450	546

Total	$8,102	$7,460

These balances are net of obsolescence reserves totaling $48,000 and $38,000 at April 30, 2011, and February 5, 2011, respectively.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

NOTE 4 -	PROPERTY NOT IN USE

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

The Company is actively marketing these assets for sale; however, they do not meet the criteria for “held for sale accounting” under FASB ASC Topic 360, “Property, Plant and Equipment” (“ASC Topic 360”).  Accordingly, the Company has presented these assets within Property and equipment (“Property not in use”), subject to depreciation as applicable.

The assets included in Property not in use are as follows:

in thousands	April 30, 2011	February 5, 2011

Land	$996	$996
Buildings and building improvements (1)	2,405	2,405

Property not in use	$3,401	$3,401

(1)
Depreciation expense of $37,000 and $49,000 related to the building and building improvements as of April 30, 2011, and February 5, 2011, respectively, are included in the total accumulated depreciation and amortization line in the Interim Consolidated Balance Sheets.

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

The following table summarizes the Company's goodwill:

in thousands	April 30, 2011	February 5, 2011

PCA Acquisition	$21,208	$21,208
Bella Pictures Acquisition (1)	-	983
Goodwill from prior acquisitions	512	512
Translation impact on foreign balances	271	171

Balance, end of period	$21,991	$22,874

(1)	See Note 2 for explanation of the adjustment to the Bella Pictures® Acquisition goodwill as of April 30, 2011.

The Company performs its annual goodwill impairment test at the end of its second quarter, or more frequently if circumstances indicate the potential for impairment.  As of July 24, 2010, the end of the Company’s 2010 second quarter, the Company completed its most recent annual impairment test and concluded at that time that the estimated fair value of its reporting unit substantially exceeded its carrying value, and therefore, no impairment was indicated.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

As of April 30, 2011, the Company has goodwill recorded of approximately $22.0 million, which relates primarily to one goodwill reporting unit – PMPS.  At the end of the Company’s 2011 first fiscal quarter, the Company considered possible impairment triggering events since the July 24, 2010, annual impairment test date.  Key items of consideration included the Company’s market capitalization relative to the carrying value of its net assets, estimates of future cash flows, the most significant assumption being the Company’s expectation of future PMPS studio sales levels, and other relevant factors, and concluded that no goodwill impairment was indicated at that date, and consequently its PMPS goodwill reporting unit is currently not at risk of failing the step-one impairment test.  However, if market conditions at the studio or host store levels significantly deteriorate, which would result in lower than expected PMPS studio sales, the Company may be required to record a non-cash impairment charge, which could be significant, and would adversely affect the Company’s financial position and results of operations.

In connection with the PCA Acquisition, the Company also acquired intangible assets related to the host agreement with Walmart and the customer list.  These assets were recorded in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  The host agreement with Walmart and the customer list are being amortized over their useful lives of 21.5 years using the straight-line method and 6 years using an accelerated method, respectively.  During fiscal year 2010, in connection with the Kiddie Kandids asset acquisition and the Bella Pictures® Acquisition, the Company also acquired a customer list and tradename, respectively.  These assets were recorded in accordance with FASB ASC Topic 350, “Intangibles-Goodwill and Other” (“ASC Topic 350”).  The customer list and tradename are being amortized over their useful lives of 5.5 years using an accelerated method and 10 years using the straight-line method, respectively.  The following table summarizes the Company’s amortized intangible assets as of April 30, 2011 (in thousands):

in thousands	Net Balance			Translation	Net Balance
	at Beginning			Impact of	at End
	of Period	Adjustments	Amortization	Foreign Balances	of Period

Acquired host agreement	$36,719	$-	$(477)	$297	$36,539
Acquired customer lists	390	-	(44)	3	349
Acquired tradename	753	(67)	(16)	-	670
	$37,862	$(67)	$(537)	$300	$37,558

The Company also reviews its intangible assets with definite useful lives, consisting primarily of the PMPS host agreement, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  As of April 30, 2011, the Company considered possible impairment triggering events, including projected cash flow data, as well as other relevant factors, and concluded that no impairment was indicated at that date.  However, if market conditions at the studio or host store levels significantly deteriorate, which would result in lower than expected PMPS studio sales, or if there are changes in circumstances, assumptions or estimates, including historical and projected cash flow data, utilized by the Company in its evaluation of the recoverability of its intangible assets with definite useful lives, it is possible that the Company would be required to write-down its intangible assets and record a non-cash impairment charge, which could be significant, and would adversely affect the Company’s financial position and results of operations.

NOTE 6 -	OTHER ASSETS AND OTHER LIABILITIES

Included in Accrued expenses and other liabilities as of April 30, 2011, and February 5, 2011, is $4.0 million and $4.3 million, respectively, in accrued host commissions and $3.7 million as of both April 30, 2011, and February 5, 2011, related to accrued worker’s compensation.

Included in both Other assets and Other liabilities is $6.6 million and $7.0 million, as of April 30, 2011, and February 5, 2011, respectively, related to worker’s compensation insurance claims that exceed the deductible of the Company and that will be paid by the insurance carrier.  Since the Company is not released as primary obligor of the liability, it is included in both Other assets as a receivable from the insurance company and in Other liabilities as an insurance liability.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

NOTE 7 -	STOCK-BASED COMPENSATION PLANS

At April 30, 2011, the Company had outstanding awards under various stock-based employee compensation plans, which are described more fully in Note 13 of the Notes to Consolidated Financial Statements in the Company’s 2010 Annual Report on Form 10-K.

On July 17, 2008, the stockholders approved the CPI Corp. Omnibus Incentive Plan (the "Plan").  Total shares of common stock approved for delivery pursuant to awards under the Plan as approved on July 17, 2008, and amended on August 11, 2010, were 1.1 million shares.  The Company has reserved these shares under its authorized, unissued shares.  At April 30, 2011, 531,964 of these shares remained available for future grants.

The Company accounts for stock-based compensation plans in accordance with ASC Topic 718, “Compensation – Stock Compensation” (“ASC Topic 718”) which requires companies to recognize the cost of awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

The following table summarizes the changes in stock options during the first quarter ended April 30, 2011:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining Contractual	Intrinsic Value (1)
	Shares	Exercise Price	Life (Years)	(in thousands)
Options outstanding, beginning of period	169,166	$13.09	5.79	$-
Exercised	(22,500)	13.58		248

Options outstanding, end of period	146,666	$13.02	5.29	$726

Options exercisable at end of period	10,001	$12.21	2.40	$58

(1)
Intrinsic value for activities other than exercises is defined as the difference between the Company's closing stock price on the last trading day of the fiscal 2011 first quarter and the exercise price, multiplied by the number of in-the-money options.  These amounts change based on the quoted market price of the Company's stock.  For exercises, intrinsic value is defined as the difference between the Company's closing stock price on the exercise date and the exercise price, multiplied by the number of options exercised.

Share proceeds received from the exercise of stock options for the 12 weeks ended April 30, 2011, were valued at $306,000 and tax benefits realized from exercised stock options for the 12 weeks ended April 30, 2011, were $94,000.

The Company estimates the fair value of its stock options with market-based performance conditions under the Plan using Monte Carlo simulations.  Weighted-average assumptions used in calculating the fair value of these stock options are included in Note 13 of the Notes to Consolidated Financial Statements in the Company’s 2010 Annual Report on Form 10-K.

The Company recognized stock-based compensation expense of $22,000, resulting in a deferred tax benefit of $8,000, for the 12 weeks ended April 30, 2011, based on the grant-date fair values of stock options previously granted and the derived service periods.  As of April 30, 2011, total unrecognized compensation cost related to nonvested stock options granted under the Plan was $156,000.  This unrecognized compensation cost will be recognized over a weighted-average period of 1.4 years.

Issuances of nonvested stock in the first quarter of 2011 include grants to executive management and certain other management members and employees for fiscal year 2010 performance and/or as part of a long-term incentive plan and issuances to the Executive Chairman of the Board and non-employee Board of Director members for their services to the Company.  All nonvested stock is valued based on the fair market value of the Company’s common stock on the grant date and the value is recognized as compensation expense over the service period.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

Changes in nonvested stock are as follows:

	12 Weeks Ended April 30, 2011
		Weighted-Average
	Shares	Grant-Date Value
Nonvested stock, beginning of period	76,121	$14.26
Granted	47,791	20.95
Forfeited	(321)	21.61
Nonvested stock, end of period	123,591	$16.83

Stock-based compensation expense related to nonvested stock	$232,000

For the twelve weeks ended April 30, 2011, total unrecognized compensation cost related to nonvested stock was $1.5 million.  This unrecognized compensation cost will be recognized over a weighted-average remaining period of approximately 1.5 years.

On August 25, 2010, the Company's Board of Directors authorized a 1.0 million share open market repurchase program.  The expiration date of the program is August 25, 2011.  During the first quarter of fiscal year 2011, the Company repurchased 52,937 shares of its common stock at an average price of $20.54 per share.  The remaining maximum number of shares that may yet be purchased under the program as of June 8, 2011, is 622,347 shares.

On May 5, 2011, the Company declared a second quarter cash dividend of 25 cents per share which was paid on June 1, 2011, in the amount of $1.8 million, to shareholders of record as of May 18, 2011.

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

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

The following tables set forth the components of net periodic benefit cost for the defined benefit plans:

	12 Weeks Ended		12 Weeks Ended
in thousands	Pension Plan		Supplemental Retirement Plan
	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
Components of net periodic benefit costs:
Service cost	$-	$-	$-	$-
Interest cost	711	715	18	18
Expected return on plan assets	(738)	(715)	-	-
Amortization of prior service cost	-	-	-	-
Amortization of net loss (gain)	386	282	(12)	(18)

Net periodic benefit cost	$359	$282	$6	$-

The Company contributed $513,000 to its pension plan in the first quarter of 2011 and estimates it will contribute a further $2.3 million in fiscal year 2011.  Future contributions to the pension plan will be dependent upon legislation, future changes in discount rates and the earnings performance of plan assets.

NOTE 9 -	INCOME TAXES

In accordance with ASC Topic 740, “Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, the following required information is provided:

•
The Company had a balance of liability for uncertain tax positions of approximately $2.2 million at both April 30, 2011, and February 5, 2011, respectively.  Within the next 12 months, the Company anticipates the recognition of substantially all remaining uncertain tax benefits due to additional statute closure.  Recognition of these uncertain tax benefits would favorably affect the tax rate.

•
The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense.  During the 12 weeks ended April 30, 2011, the Company recognized a credit of $17,000 related to interest and penalties due to the true-up in calculation of expense.  As of April 30, 2011, and February 5, 2011, the Company had approximately $29,000 and $46,000, respectively, accrued for the payment of interest and penalties.

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

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

NOTE 10 -	COMMITMENTS AND CONTINGENCIES

Standby Letters of Credit

As of April 30, 2011, the Company had standby letters of credit outstanding in the principal amount of $14.5 million primarily used in conjunction with the Company’s various large deductible insurance programs.

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

The Company is a defendant in a lawsuit entitled TPP Acquisition, Inc. v. CPI Corp., filed April 1, 2011, as amended on April 18, 2011, in the Supreme Court of the State of New York, County of New York, Index No. 650883/2011.  Plaintiff acquired the assets of The Picture People, Inc. on or about March 1, 2011.  The Company was a competing bidder for the assets.  Plaintiff alleges that the Company has improperly used information obtained under a confidentiality agreement to interfere with Plaintiff’s business relations with landlords of Picture People studios and to engage in unfair competition.  Plaintiff seeks injunctive relief and damages of not less than $40 million.  The Company believes that the lawsuit is without merit and filed a motion to dismiss on May 19, 2011.

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

EXECUTIVE OVERVIEW

The Company’s Operations

CPI Corp. is a long-standing leader, based on sittings, number of locations and related revenues, in the professional portrait photography of young children, individuals and families.  From a single studio opened by our predecessor company in 1942, we have grown to 3,068 studios throughout the U.S., Canada, Mexico and Puerto Rico, principally under lease and license agreements with Walmart and license agreements with Sears and Toys “R” Us.  CPI is the sole operator of portrait studios in Walmart stores and supercenters in all 50 states in the U.S., Canada, Mexico and Puerto Rico, as well as Babies “R” Us stores in the U.S.  The Company has provided professional portrait photography for Sears’ customers since 1959 and has been the only Sears portrait studio operator since 1986.

Additionally, in connection with the Bella Pictures® Acquisition in fiscal year 2010, the Company has significantly expanded its mobile photography operations and offers customers high-quality wedding photography and videography services and products in most major U.S. markets through a national network of certified photographers and videographers.

Management has determined the Company operates as a single reporting segment offering similar products and services in all locations.

As of the end of the first quarter in fiscal years 2011 and 2010, the Company’s studio counts were:

	April 30, 2011	May 1, 2010
Within Walmart stores:
United States and Puerto Rico	1,535	1,534
Canada	259	260
Mexico	108	103

Within Sears stores:
United States and Puerto Rico	854	865
Canada	110	110

Within Babies "R" Us stores in the United States	150	2

Locations not within above host stores	52	33

Total	3,068	2,907

Locations not within Walmart, Sears or Babies “R” Us stores include 14 free-standing SPS studio locations, 21 Kiddie Kandids mall locations and 17 Shooting Star locations (located within Buy Buy Baby stores).

The Company continues to seek opportunities from its digital platform to create diversified revenue streams, drive productivity and profitability gains, leverage its manufacturing capacity and efficiency and implement aggressive, targeted marketing campaigns.  Such opportunities may be limited if the economy worsens in the foreseeable future.

RESULTS OF OPERATIONS

A summary of consolidated results of operations and key statistics follows:

in thousands, except share and per share data	12 Weeks Ended
	April 30, 2011	May 1, 2010
	(Unaudited)	(Unaudited)

Net sales	$88,638	$95,498

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	6,189	6,522
Selling, general and administrative expenses	73,770	73,821
Depreciation and amortization	4,016	4,465
Other charges and impairments	3,177	296
	87,152	85,104

Income from operations	1,486	10,394

Interest expense	668	1,321
Interest income	43	68
Other income, net	106	710
Income from operations before income tax expense	967	9,851

Income tax expense	305	3,311

Net income	662	6,540
Net loss attributable to noncontrolling interest	(85)	-

NET INCOME ATTRIBUTABLE TO CPI CORP.	$747	$6,540

NET INCOME PER COMMON SHARE

Net income per common share attributable to CPI Corp. - diluted	$0.11	$0.91

Weighted average number of common and common equivalent shares outstanding-diluted	6,998,340	7,176,477

12 weeks ended April 30, 2011 compared to 12 weeks ended May 1, 2010

The Company reported net income of $747,000 and $6.5 million, or $0.11 and $0.91 per diluted share, for the 12-week first quarters ended April 30, 2011, and May 1, 2010, respectively.  Earnings in the period were significantly affected by comparable store sales declines, the impact of the late Easter holiday in the current year (Easter in the 2011 first quarter was three weeks later than in the 2010 first quarter), start-up costs and initial dilution associated with the Bella Pictures® operations, and other charges and impairments.  Foreign currency translation effects and the Kiddie Kandids studio operations did not have a material impact on the Company’s net earnings in the first quarter of 2011.

 Net sales totaled $88.6 and $95.5 million in the first quarters of fiscal 2011 and 2010, respectively.

●
Net sales for the first quarter of fiscal 2011 decreased $6.9 million, or 7%, to $88.6 million from the $95.5 million reported in the fiscal 2010 first quarter.  Net sales for the 2011 first quarter were negatively impacted by approximately $2.7 million as a result of the later Easter holiday in the current year and positively impacted by net store openings ($5.2 million), foreign currency translation ($700,000), Bella Pictures® sales ($907,000) and other items ($300,000).  Excluding the above impacts, comparable same-store sales decreased approximately 12%.

Net sales from the Company’s PictureMe Portrait Studio® (PMPS) brand, on a comparable same-store basis, excluding impacts of net revenue recognition change, foreign currency translation and other items totaling ($1.0 million), decreased 9% in the first quarter of 2011 to $49.8 million from $54.9 million in the first quarter of 2010.  The decrease in PMPS sales for the first quarter was the result of a 15% decrease in the number of sittings, offset in part by a 7% increase in average sale per customer sitting.

Net sales from the Company’s Sears Portrait Studio (SPS) brand, on a comparable same-store basis, excluding impacts of store closings, net revenue recognition change and other items totaling ($1.0 million), decreased 16% in the first quarter of 2011 to $34.7 million from $41.1 million in the first quarter of 2010.  The decrease in SPS sales for the first quarter was the result of an 11% decline in the number of sittings and a 5% decline in average sale per customer sitting versus the prior-year quarter.

Net sales from the Company’s Kiddie Kandids studio operations, excluding the impact of net revenue recognition change, contributed $5.9 million in net sales in the first quarter of 2011.  The Company operates 171 Kiddie Kandids locations as of June 8, 2011 and plans to open an additional 25 locations during fiscal 2011.

The Bella Picutres® operations contributed approximately $907,000 in net sales in the first quarter of 2011, a seasonally slower period for weddings and, therefore, revenue recognition.

Costs and expenses were $87.2 million in the first quarter of 2011, compared with $85.1 million in the comparable prior year period.

●
Cost of sales, excluding depreciation and amortization expense, declined to $6.2 million in the first quarter of 2011, from $6.5 million in the first quarter of 2010 primarily due to lower overall production levels; offset in part by incremental costs associated with the Kiddie Kandids and Bella Pictures® operations which were not incurred in the prior-year period.

●
Selling, general and administrative (SG&A) expense remained approximately flat at $73.8 million in both the first quarters of 2011 and 2010, as the benefits of reduced studio employment, advertising costs and host store commissions were offset by costs incurred in connection with the newly added Kiddie Kandids and Bella Pictures® operations which increased SG&A expense by $4.4 million and $2.1 million, respectively, in the 2011 first quarter.

●
Depreciation and amortization expense was $4.0 million in the first quarter of 2011, compared with $4.5 million in the first quarter of 2010.  Depreciation expense decreased as a result of the full depreciation of certain digital assets throughout fiscal 2010.

●
In the first quarter of 2011, the Company recognized $3.2 million in other charges and impairments, compared with $296,000 in the first quarter of 2010.  The current-quarter charges primarily related to certain litigation costs, severance and costs incurred in connection with the Bella Pictures® Acquisition.  The prior-year charges primarily related to lab closures and costs incurred in connection with the Kiddie Kandids asset acquisition.

Interest expense declined $653,000 in the first quarter of fiscal 2011 to $668,000 from $1.3 million in the first quarter of fiscal 2010.  The decrease is primarily a result of lower average borrowings and favorable interest rates as a result of the new credit facility, offset in part by a change in the interest rate swap value, which expired in the third quarter of fiscal year 2010.

Income tax expense was $305,000 and $3.3 million in the first quarters of 2011 and 2010, respectively.  The resulting effective tax rates were 32% and 34% in 2011 and 2010, respectively.  The change in the effective tax rate in the first quarter of 2011 was primarily due to a tax refund received in the first quarter of 2011.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of the Company’s cash flows for the first quarters of 2011 and 2010:

in thousands	12 Weeks Ended
	April 30, 2011	May 1, 2010
	(Unaudited)	(Unaudited)
Net cash provided by (used in):
Operating activities	$2,158	$11,854
Financing activities	694	(11,975)
Investing activities	(2,040)	(4,693)
Effect of exchange rate changes on cash	(44)	(425)
Net increase (decrease) in cash	$768	$(5,239)

Net Cash Provided By Operating Activities

Net cash provided by operating activities was $2.2 million and $11.9 million during the first quarters of 2011 and 2010, respectively. Cash flows in the first quarter of 2011 decreased from the first quarter of 2010 primarily due to the change in net operating income and the timing of payments related to changes in the various balance sheet accounts totaling approximately $8.1 million and an increase in taxes paid of $4.1 million; offset in part by reduced interest paid of $1.5 million and a decrease in advertising spend of $1.1 million.

Net Cash Provided By (Used In) Financing Activities

Net cash provided by financing activities was $694,000 in the first quarter of 2011 compared to net cash used of $12.0 million in the first quarter of 2010. The change in cash related to financing activities is primarily attributable to the net borrowings of $4.0 million under the revolving credit facility in the first quarter of 2011 compared to repayments of $10.7 million of long-term debt under the Company’s former credit facility in the first quarter of 2010, the Company’s repurchase of $1.1 million of its common stock in the first quarter of 2011 and an increase in cash dividends paid of $627,000.

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

The Credit Agreement is a four-year revolving credit facility, expiring in August 2014, in an amount of up to $105 million, with a sub-facility for letters of credit in an amount not to exceed $25 million.  In addition, the Company, at its option, may choose to increase the revolving commitment up to an additional $20 million.  The credit facility provides the Company greater flexibility to pursue financial and strategic opportunities.  The obligations of the Company under the Credit Agreement are secured by (i) a guaranty from certain material direct and indirect domestic subsidiaries of the Company, and (ii) a lien on substantially all of the assets of the Company and such subsidiaries.

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

As of April 30, 2011, the Company had $52.9 million outstanding under its credit facility.  In 2010, the Company used the proceeds from the new credit facility to pay down the remaining debt on the former facility.  The Company incurred approximately $1.5 million in issuance costs in 2010 associated with the new credit facility.  These fees are being amortized on a straight-line basis over the life of the revolving commitment since there are no borrowings or repayments scheduled.

The Company was in compliance with all the covenants under its Credit Agreement as of April 30, 2011.

As part of the Company’s former credit facility, the Company had entered into an interest rate swap agreement to manage the interest rate risk on a portion of its term loan.  This swap agreement expired on September 17, 2010.  The fixed rate gain related to this agreement was $680,000 for the first quarter of fiscal year 2010, which is included in Interest expense for such period.

Net Cash Used In Investing Activities

Net cash used in investing activities was $2.0 million during the first quarter of 2011 compared to $4.7 million during the first quarter of 2010.  The decrease in cash used was primarily attributable to the decrease in capital spend due in part to the acquisition of certain Kiddie Kandids assets in the first quarter of 2010.

Off-Balance Sheet Arrangements

Other than standby letters of credit primarily used to support the Company’s various large deductible insurance programs, the Company has no additional significant off-balance sheet arrangements.

Commitments and Contingencies

Standby Letters of Credit

As of April 30, 2011, the Company had standby letters of credit outstanding in the principal amount of $14.5 million primarily used in conjunction with the Company’s various large deductible insurance programs.

Liquidity

Cash flows from operations, cash and cash equivalents and the borrowing capacity under the Company’s revolving credit facility, represent expected sources of funds in 2011 that the Company expects will meet its obligations and commitments, including debt service, annual dividends to shareholders, planned capital expenditures, which are estimated to approximate $10.0 million for fiscal year 2011, and normal operating needs.

ACCOUNTING PRONOUNCEMENTS AND POLICIES

Application of Critical Accounting Policies

The application of certain of the accounting policies utilized by the Company requires significant judgments or a complex estimation process that can affect the results of operations and financial position of the Company, as well as the related footnote disclosures.  The Company bases its estimates on historical experience and other assumptions that it believes are reasonable.  If actual amounts are ultimately different from previous estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known.  The Company’s significant accounting policies are discussed in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section in the Company’s 2010 Annual Report on Form 10-K, and below.

Long-Lived Asset Recoverability

In accordance with ASC Topic 360, “Property, Plant and Equipment” (“ASC Topic 360”) long-lived assets, primarily property and equipment, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  The impairment tests, as prescribed under ASC Topic 360, are a two-step process.  If the carrying value of the asset exceeds the expected future cash flows (undiscounted and without interest) from the asset, impairment is indicated.  The impairment loss recognized is the excess of the carrying value of the asset over its fair value.  As of April 30, 2011, no impairment was indicated.

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

The Company performs its annual impairment test at the end of its second quarter, or more frequently if circumstances indicate the potential for impairment.  As of July 24, 2010, the end of the Company’s 2010 second quarter, the Company completed its most recent annual impairment test and concluded at that time that the estimated fair value of its reporting unit substantially exceeded its carrying value, and therefore, no impairment was indicated.

As of April 30, 2011, the Company has goodwill recorded of approximately $22.0 million, which relates primarily to one goodwill reporting unit – PMPS.  At April 30, 2011, the Company considered possible impairment triggering events since the July 24, 2010, annual impairment test date. Key items of consideration included the Company’s market capitalization relative to the carrying value of its net assets, estimates of future cash flows, the most significant assumption being the Company’s expectation of future PMPS studio sales levels, and other relevant factors, and concluded that no goodwill impairment was indicated at that date, and consequently its PMPS goodwill reporting unit is currently not at risk of failing the step-one impairment test.  However, if market conditions at the studio or host store levels significantly deteriorate, which would result in lower than expected PMPS studio sales, the Company may be required to record a non-cash impairment charge, which could be significant, and would adversely affect the Company’s financial position and results of operations.

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

As of April 30, 2011, the Company considered possible impairment triggering events, including projected cash flow data, as well as other relevant factors, and concluded that no impairment was indicated at that date.  However, if market conditions at the studio or host store levels significantly deteriorate, which would result in lower than expected PMPS studio sales, or if there are changes in circumstances, assumptions or estimates, including historical and projected cash flow data, utilized by the Company in its evaluation of the recoverability of its intangible assets with definite useful lives, it is possible that the Company would be required to write-down its intangible assets and record a non-cash impairment charge, which could be significant, and would adversely affect the Company’s financial position and results of operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties.  The Company identifies forward-looking statements by using words such as “preliminary,” “plan,” “expect,” “looking ahead,” “anticipate,” “estimate,” “believe,” “should,” “intend” and other similar expressions.  Management wishes to caution the reader that these forward-looking statements, such as the Company’s outlook with respect to the integration of the Bella Pictures® business, portrait studios, net income, future cash requirements, cost savings, compliance with debt covenants, valuation allowances, reserves for charges and impairments, capital expenditures and other similar statements, are only predictions or expectations; actual events or results may differ materially as a result of risks facing the Company.  Such risks include, but are not limited to: the Company's dependence on Walmart, Sears and Toys “R” Us, the approval of the Company’s business practices and operations by Walmart, Sears and Toys “R” Us, the termination, breach, limitation or increase of the Company's expenses by Walmart under the lease and license agreements and Sears and Toys “R” Us under the license agreements, the integration of the Bella Pictures® operations into the Company and the continued development and operation of the Bella Pictures® business, customer demand for the Company's products and services, the development and operation of the Kiddie Kandids business, the economic recession and resulting decrease in consumer spending, manufacturing interruptions, dependence on certain suppliers, competition, dependence on key personnel, fluctuations in operating results, a significant increase in piracy of the Company's photographs, widespread equipment failure, compliance with debt covenants, restrictions on the Company’s business imposed by agreements governing its debt, implementation of marketing and operating strategies, outcome of litigation and other claims, impact of declines in global equity markets to the pension plan, impact of foreign currency translation and other risks as may be described in the Company’s filings with the Securities and Exchange Commission, including its Form 10-K for the fiscal year ended February 5, 2011, as originally filed on April 21, 2011.  The risks described above do not include events that the Company does not currently anticipate or that it currently deems immaterial, which may also affect its results of operations and financial condition.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” included in the Company’s 2010 Annual Report on Form 10-K for the fiscal year ended February 5, 2011, as originally filed on April 21, 2011, with the Securities and Exchange Commission.  The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates and foreign exchange rates.

At April 30, 2011, all of the Company’s debt obligations have floating interest rates.  The impact of a 1% change in interest rates affecting the Company’s debt would increase or decrease interest expense by approximately $529,000.

The Company’s net assets, net earnings and cash flows from its Canadian and Mexican operations are based on the U.S. dollar equivalent of such amounts measured in the respective country’s functional currency.  Assets and liabilities are translated to U.S. dollars using the applicable exchange rates as of the end of a reporting period.  Revenues, expenses and cash flows are translated using the average exchange rate during each period.  The Company’s Canadian operations constitute 11% of the Company’s total assets and 13% of the Company’s total sales as of and for the 12 weeks ended April 30, 2011.  A hypothetical 10% unfavorable change in the Canadian-to-U.S. dollar exchange rate would cause an approximate $1.3 million decrease to the Company’s net asset balance and could materially adversely affect its revenues, expenses and cash flows.  The Company’s exposure to changes in foreign exchange rates relative to the Mexican operations is minimal, as Mexican operations constitute only 2% of the Company’s total assets and 2% of the Company’s total sales as of and for the 12 weeks ended April 30, 2011.

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

Under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of April 30, 2011.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2011.

b)	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2011, which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 of the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CPI CORP.
(Registrant)

By:           /s/Dale Heins
_____________________________________
Dale Heins
Executive Vice President, Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:           /s/Rose O'Brien
____________________________________
Rose O’Brien
Vice President, Corporate Controller
(Principal Accounting Officer)

Date: June 9, 2011

CPI CORP.
E-1
EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

11.1	Computation of Per Common Share Income - Diluted - for the 12 weeks ended April 30, 2011, and May 1, 2010.

11.2	Computation of Per Common Share Income - Basic - for the 12 weeks ended April 30, 2011, and May 1, 2010.

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by the Chief Executive Officer.

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by the Chief Financial Officer.

32.0	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
by the Chief Executive Officer and the Chief Financial Officer.