Form 10-Q
period 2011-07-23
CPI CORP
filed 2011-09-01
CIK 25354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 23, 2011                                                                                or

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

As of August 26, 2011, 7,044,984 shares of the registrant’s common stock were outstanding.

CPI CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
12 AND 24 WEEKS ENDED JULY 23, 2011

PART I.	FINANCIAL INFORMATION		Page

	Item 1.	Financial Statements:

		Interim Consolidated Balance Sheets
		July 23, 2011 (Unaudited) and February 5, 2011	1

		Interim Consolidated Statements of Operations (Unaudited)
		12 and 24 Weeks Ended July 23, 2011 and July 24, 2010	3

		Interim Consolidated Statement of Changes in Stockholders'
		Equity (Unaudited) 24 Weeks Ended July 23, 2011	4

		Interim Consolidated Statements of Cash Flow (Unaudited)
		24 Weeks Ended July 23, 2011 and July 24, 2010	5

		Notes to Interim Consolidated Financial Statements (Unaudited)	7

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

	Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

	Item 6.	Exhibits	22

SIGNATURES			23

EXHIBIT INDEX			24

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CPI CORP.
Interim Consolidated Balance Sheets - Assets

in thousands	July 23, 2011
	(Unaudited)	February 5, 2011
ASSETS
Current assets:
Cash and cash equivalents	$2,636	$5,363
Accounts receivable:
Trade	5,130	4,707
Other	670	971
Inventories	8,344	7,460
Prepaid expenses and other current assets	3,940	4,971
Refundable income taxes	481	-
Deferred tax assets	5,219	5,976
Assets held for sale	-	641

Total current assets	26,420	30,089

Property and equipment:
Land	2,185	2,185
Buildings and building improvements	25,454	25,343
Leasehold improvements	4,303	4,383
Photographic, sales and manufacturing equipment	179,994	176,974
Property not in use (see Note 4)	3,401	3,401
Total	215,337	212,286
Less accumulated depreciation and amortization	181,979	176,288
Property and equipment, net	33,358	35,998

Prepaid debt fees	1,567	1,838
Goodwill	21,987	22,874
Intangible assets, net	37,006	37,862
Deferred tax assets	11,502	7,166
Other assets	8,592	7,973

TOTAL ASSETS	$140,432	$143,800

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Balance Sheets – Liabilities and Stockholders’ Equity

in thousands, except share and per share data	July 23, 2011
	(Unaudited)	February 5, 2011
LIABILITIES
Current liabilities:
Accounts payable	$7,277	$4,570
Accrued employment costs	7,691	8,905
Customer deposit liability	16,350	16,403
Sales taxes payable	2,229	3,517
Accrued advertising expenses	1,428	995
Accrued expenses and other liabilities	12,649	14,813

Total current liabilities	47,624	49,203

Long-term debt, less current maturities	56,200	48,900
Accrued pension plan obligations	15,076	14,862
Other liabilities	16,119	16,565

Total liabilities	135,019	129,530

CONTINGENCIES (see Note 11)

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized; no shares outstanding	-	-
Preferred stock, Series A, no par value, 200,000 shares authorized; no shares outstanding	-	-
Common stock, $0.40 par value, 50,000,000 shares authorized; 9,139,527 and 9,129,013 shares outstanding at July 23, 2011, and February 5, 2011, respectively	3,670	3,652
Additional paid-in capital	31,360	30,785
Retained earnings	30,901	40,794
Accumulated other comprehensive loss	(12,496)	(12,927)
	53,435	62,304
Treasury stock - at cost, 2,097,043 and 2,133,566 shares at July 23, 2011, and February 5, 2011, respectively	(47,915)	(48,050)

Total CPI Corp. stockholders' equity	5,520	14,254
Noncontrolling interest in subsidiary (see Note 2)	(107)	16

Total stockholders' equity	5,413	14,270

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$140,432	$143,800

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Statements of Operations
(Unaudited)

in thousands, except share and per share data	12 Weeks Ended		24 Weeks Ended
	July 23, 2011	July 24, 2010	July 23, 2011	July 24, 2010

Net sales	$70,864	$76,414	$159,502	$171,913

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	5,917	5,844	12,311	12,366
Selling, general and administrative expenses	67,007	68,880	140,555	142,701
Depreciation and amortization	3,738	4,355	7,754	8,820
Other charges and impairments	1,719	(1,052)	4,896	(756)
	78,381	78,027	165,516	163,131

(Loss) income from operations	(7,517)	(1,613)	(6,014)	8,782

Interest expense	651	1,073	1,319	2,333
Other income (expense), net	(36)	(51)	96	665
(Loss) income from operations before income tax (benefit) expense	(8,204)	(2,737)	(7,237)	7,114

Income tax (benefit) expense	(1,905)	(920)	(1,600)	2,391

Net (loss) income	(6,299)	(1,817)	(5,637)	4,723
Net loss attributable to noncontrolling interest	(55)	-	(140)	-

NET (LOSS) INCOME ATTRIBUTABLE TO CPI CORP.	$(6,244)	$(1,817)	$(5,497)	$4,723

NET (LOSS) INCOME PER COMMON SHARE

Net (loss) income per common share attributable to CPI Corp. - diluted	$(0.89)	$(0.25)	$(0.78)	$0.65

Net (loss) income per common share attributable to CPI Corp. - basic	$(0.89)	$(0.25)	$(0.78)	$0.65

Weighted average number of common and common equivalent shares outstanding-diluted	7,040,441	7,318,746	7,016,291	7,249,318

Weighted average number of common and common equivalent shares outstanding-basic	7,040,441	7,318,746	7,016,291	7,244,031

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

Twenty-four weeks ended July 23, 2011

in thousands, except share and per share data				Accumulated
		Additional		other	Treasury
	Common	paid-in	Retained	comprehensive	stock,	Noncontrolling
	stock	capital	earnings	(loss) income	at cost	Interest	Total

Balance at February 5, 2011	$3,652	$30,785	$40,794	$(12,927)	$(48,050)	$16	$14,270

Net loss	-	-	(5,497)	-	-	(140)	(5,637)
Total other comprehensive income, net of tax effect (consisting of foreign exchange impact)	-	-	-	431	-	-	431
Total comprehensive loss	-	-	-	-	-	-	(5,206)
Adjustment to issuance of noncontrolling interest	-	-	-	-	-	17	17
Surrender of employee shares for taxes	-	-	-	-	(690)	-	(690)
Purchase and retirement of stock (52,937 shares, at cost)	(21)	(178)	(888)	-	-	-	(1,087)
Issuance of common stock and restricted stock awards, net of forfeitures (87,247 shares)	37	173	-	-	825	-	1,035
Stock options exercised	2	(84)	-	-	-	-	(82)
Stock-based compensation recognized	-	664	-	-	-	-	664
Dividends ($0.50 per common share)	-	-	(3,508)	-	-	-	(3,508)

Balance at July 23, 2011	$3,670	$31,360	$30,901	$(12,496)	$(47,915)	$(107)	$5,413

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Statements of Cash Flows
(Unaudited)

in thousands	24 Weeks Ended
	July 23, 2011	July 24, 2010

Reconciliation of net (loss) income to cash flows (used in) provided by operating activities:

Net (loss) income	$(5,637)	$4,723

Adjustments for items not requiring (providing) cash:
Depreciation and amortization	7,754	8,820
Amortization of prepaid debt fees	271	559
Stock-based compensation expense	888	1,465
Gain on sale of assets held for sale	(159)	(1,645)
Deferred income tax provision	(3,463)	1,398
Change in interest rate swap	-	(1,382)
Pension, supplemental retirement plan and profit sharing expense	707	916
Other	(8)	81

Increase (decrease) in cash flow from operating assets and liabilities:
Accounts receivable	(76)	(200)
Inventories	(840)	(229)
Prepaid expenses and other current assets	1,047	584
Accounts payable	2,659	(3)
Contribution to pension plan	(513)	(700)
Accrued expenses and other liabilities	(5,371)	(3,800)
Income taxes payable	(728)	342
Deferred revenues and related costs	1,195	662
Other	(99)	58

Cash flows (used in) provided by operating activities	$(2,373)	$11,649

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Statements of Cash Flows (continued)
(Unaudited)

in thousands	24 Weeks Ended
	July 23, 2011	July 24, 2010

Cash flows (used in) provided by operating activities	(2,373)	11,649

Cash flows provided by (used in) financing activities:
Repayment of long-term debt	-	(13,556)
Borrowings under revolving credit facility	72,800	-
Repayments on revolving credit facility	(65,500)	-
Cash dividends	(3,508)	(2,953)
Purchase of treasury stock	(1,087)	-
Surrender of employee shares for taxes	(690)	(183)
Other	44	148

Cash flows provided by (used in) financing activities	2,059	(16,544)

Cash flows (used in) provided by investing activities:
Additions to property and equipment	(3,961)	(8,197)
Proceeds from sale of assets held for sale	800	2,369
Proceeds from liquidation of Rabbi Trust	760	-
Other	8	42

Cash flows used in investing activities	(2,393)	(5,786)

Effect of exchange rate changes on cash and cash equivalents	(20)	(271)

Net decrease in cash and cash equivalents	(2,727)	(10,952)

Cash and cash equivalents at beginning of period	5,363	18,913

Cash and cash equivalents at end of period	$2,636	$7,961

Supplemental cash flow information:
Interest paid	$1,137	$3,072

Income taxes paid, net	$2,701	$629

Supplemental non-cash financing activities:
Issuance of treasury stock under the Employee Profit Sharing Plan	$800	$733

Issuance of common stock, restricted stock and stock options to employees and directors	$1,755	$3,281

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

NOTE 1 -	DESCRIPTION OF BUSINESS AND INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CPI Corp. ("CPI", the "Company" or "we") is a holding company engaged, through its wholly-owned subsidiaries and partnerships, in selling and manufacturing professional portrait photography of young children, individuals and families and offers other related products and services.  The Company also offers wedding photography and videography services and products through its subsidiary, Bella Pictures Holdings, LLC.

The Company operates 3,073 (unaudited) professional portrait studios as of July 23, 2011, throughout the U.S., Canada, Mexico and Puerto Rico, principally under lease and license agreements with Walmart and license agreements with Sears and Toys "R" Us.  The Company also operates websites which support and complement its Walmart, Sears and Toys "R" Us studio operations.  These websites serve as vehicles to archive, share portraits via email (after a portrait session) and order additional portraits and products.  The Company also operates a website for Bella Pictures® which serves as a vehicle to reserve/book weddings, select specialized, unique product offerings and view/edit photographs and videos from the wedding day.

The Interim Consolidated Balance Sheet as of July 23, 2011, the related Interim Consolidated Statements of Operations for the 12 and 24 weeks ended July 23, 2011, and July 24, 2010, the Interim Consolidated Statement of Changes in Stockholders’ Equity for the 24 weeks ended July 23, 2011, and the Interim Consolidated Statements of Cash Flows for the 24 weeks ended July 23, 2011, and July 24, 2010, are unaudited.  The interim consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the CPI Corp. 2010 Annual Report on Form 10-K for its fiscal year ended February 5, 2011.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

Certain reclassifications have been made to the 2010 financial statements to conform with the current year presentation.

For purposes of this report, the Walmart studio operations are operating within CPI Corp. under the tradenames PictureMe Portrait Studio® in the U.S., Walmart Portrait Studios in Canada and Estudios Fotografia de Walmart in Mexico, collectively "PMPS" or the "PMPS brand".

NOTE 2 -	BUSINESS ACQUISITION

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

The purchase price was allocated as of February 5, 2011, based on the Company’s preliminary estimate at that time of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed.  The Company finalized the purchase price allocation as of its first quarter ended April 30, 2011.  As a result of final purchase price allocation adjustments made during the Company’s first quarter of fiscal 2011, the preliminary estimate of goodwill was reduced by approximately $1.0 million as of April 30, 2011, which the Company considered insignificant to the consolidated financial statements.  Accordingly, the preliminary purchase price allocation as of February 5, 2011 has not been retrospectively adjusted for the final purchase price allocation adjustments.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

The following unaudited pro forma summary presents the Company’s revenue, net income, diluted income per common share and basic income per common share as if the Bella Pictures® Acquisition had occurred on the first day of the periods presented (in thousands, except per share data):

	12 Weeks Ended	24 Weeks Ended
	July 24, 2010	July 24, 2010

Revenue	$78,315	$174,935

Net loss	(4,368)	(1,039)
Net loss attributable to noncontrolling interest	(128)	(288)
Net loss attributable to CPI Corp.	$(4,240)	$(751)

Diluted loss per common share attributable to CPI Corp.	$(0.58)	$(0.10)

Basic loss per common share attributable to CPI Corp.	$(0.58)	$(0.10)

Pro forma adjustments have been made to reflect depreciation and amortization using asset values recognized after applying purchase accounting adjustments.

This pro forma information is presented for informational purposes only and is not necessarily indicative of actual results had the acquisition been effected at the beginning of the periods presented or future results.

NOTE 3 -	INVENTORIES

Inventories consist of:

in thousands	July 23, 2011	February 5, 2011

Raw materials - film, paper and chemicals	$1,794	$2,130
Portraits in process	1,765	1,274
Finished portraits pending delivery	142	97
Frames and accessories	279	230
Studio supplies	2,969	2,556
Equipment repair parts and supplies	890	627
Other	505	546

Total	$8,344	$7,460

These balances are net of obsolescence reserves totaling $67,000 and $38,000 at July 23, 2011, and February 5, 2011, respectively.

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

The assets included in Property not in use are as follows:

in thousands	July 23, 2011	February 5, 2011

Land	$996	$996
Buildings and building improvements (1)	2,405	2,405

Property not in use	$3,401	$3,401

(1)	Depreciation expense related to the building and building improvements is included in the total accumulated depreciation and amortization line in the Interim Consolidated Balance Sheets.

NOTE 5 -	GOODWILL AND INTANGIBLE ASSETS

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

The following table summarizes the Company’s goodwill:

in thousands	July 23, 2011	February 5, 2011

PCA Acquisition	$21,208	$21,208
Bella Pictures Acquisition (1)	-	983
Goodwill from prior acquisitions	512	512
Translation impact on foreign balances	267	171

Balance, end of period	$21,987	$22,874

(1)  See Note 2 for explanation of the adjustment to the Bella Pictures® Acquisition goodwill.

In the current year, the Company adopted FASB ASU No. 2010-28, “Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force)” and determined there was no effect to the Company’s financial statements.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

The Company performs its annual goodwill impairment test at the end of its second quarter, or more frequently if circumstances indicate the potential for impairment.  As of July 23, 2011, the Company has goodwill recorded of approximately $22.0 million, which relates primarily to one goodwill reporting unit – PMPS.  At the end of the Company’s 2011 second fiscal quarter, the Company completed its annual impairment test and concluded that the estimated fair value of its PMPS reporting unit substantially exceeded its carrying value, and therefore, no impairment was indicated.  Key items of consideration in the annual impairment test included the Company’s market capitalization relative to the carrying value of its net assets, estimates of future cash flows, the most significant assumption being the Company’s expectation of future PMPS studio sales levels, and other relevant factors.  If market conditions at the studio or host store levels significantly deteriorate, which would result in lower than expected PMPS studio sales, the Company may be required to record a non-cash impairment charge, which could be significant, and would adversely affect the Company’s financial position and results of operations.

In connection with the PCA Acquisition, the Company also acquired intangible assets related to the host agreement with Walmart and the customer list.  These assets were recorded in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  The host agreement with Walmart and the customer list are being amortized over their useful lives of 21.5 years using the straight-line method and 6 years using an accelerated method, respectively.  During fiscal year 2010, in connection with the acquisition of certain assets of Kiddie Kandids, LLC in an auction approved by the United States Bankruptcy Court for the District of Utah (the “Kiddie Kandids asset acquisition”) and the Bella Pictures® Acquisition, the Company also acquired a customer list and tradename, respectively.  These assets were recorded in accordance with FASB ASC Topic 350, “Intangibles-Goodwill and Other” (“ASC Topic 350”).  The customer list and tradename are being amortized over their useful lives of 5.5 years using an accelerated method and 10 years using the straight-line method, respectively.  The following table summarizes the Company’s amortized intangible assets as of July 23, 2011 (in thousands):

in thousands	Net Balance			Translation	Net Balance
	at Beginning		Accumulated	Impact of	at End
	of Period	Adjustments	Amortization	Foreign Balances	of Period

Acquired host agreement	$36,719	$-	$(1,018)	$346	$36,047
Acquired customer lists	390	-	(110)	25	305
Acquired tradename	753	(67)	(32)	-	654
	$37,862	$(67)	$(1,160)	$371	$37,006

The Company also reviews its intangible assets with definite useful lives, consisting primarily of the PMPS host agreement, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  As of July 23, 2011, the Company considered possible impairment triggering events, including projected cash flow data, as well as other relevant factors, and concluded that no impairment was indicated at that date.  However, if market conditions at the studio or host store levels significantly deteriorate, which would result in lower than expected PMPS studio sales, or if there are changes in circumstances, assumptions or estimates, including historical and projected cash flow data, utilized by the Company in its evaluation of the recoverability of its intangible assets with definite useful lives, it is possible that the Company would be required to write-down its intangible assets and record a non-cash impairment charge, which could be significant, and would adversely affect the Company’s financial position and results of operations.

NOTE 6 -	OTHER ASSETS AND OTHER LIABILITIES

Included in Accrued expenses and other liabilities as of July 23, 2011, and February 5, 2011, is $3.1 million and $4.3 million, respectively, in accrued host commissions and $3.6 million and $3.7 million as of July 23, 2011, and February 5, 2011, respectively, related to accrued worker’s compensation.

Included in both Other assets and Other liabilities is $7.5 million and $7.0 million, as of July 23, 2011, and February 5, 2011, respectively, related to worker’s compensation insurance claims that exceed the deductible of the Company and that will be paid by the insurance carrier.  Since the Company is not released as primary obligor of the liability, it is included in both Other assets as a receivable from the insurance company and in Other liabilities as an insurance liability.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

NOTE 7 -	STOCKHOLDERS' EQUITY

On August 24, 2011, the Company's Board of Directors authorized an extension of its share repurchase program and an increase in total shares from 1.0 million to 1.5 million shares.   During the 24 weeks ended July 23, 2011, the Company repurchased 52,937 shares of its common stock at an average price of $20.54 per share.

On July 29, 2011, the Company declared a third quarter cash dividend of 25 cents per share which was paid on August 15, 2011, in the amount of $1.8 million, to shareholders of record as of August 8, 2011.

On August 10, 2011, the stockholders of the Company approved an amendment to the Articles of Incorporation of the Company to reduce the number of authorized shares of common stock from 50 million shares to 16 million shares.

NOTE 8 -	STOCK-BASED COMPENSATION PLANS

At July 23, 2011, the Company had outstanding awards under various stock-based employee compensation plans, which are described more fully in Note 13 of the Notes to Consolidated Financial Statements in the Company’s 2010 Annual Report on Form 10-K.

On July 17, 2008, the stockholders approved the CPI Corp. Omnibus Incentive Plan (the "Plan").  Total shares of common stock approved for delivery pursuant to awards under the Plan as approved on July 17, 2008, and amended on August 11, 2010, were 1.1 million shares.  The Company has reserved these shares under its authorized, unissued shares.  At July 23, 2011, 497,654 of these shares remained available for future grants.

The Company accounts for stock-based compensation plans in accordance with ASC Topic 718, "Compensation – Stock Compensation" (“ASC Topic 718”) which requires companies to recognize the cost of awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

The following table summarizes the changes in stock options during the 24 weeks ended July 23, 2011:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining Contractual	Intrinsic Value (1)
	Shares	Exercise Price	Life (Years)	(in thousands)
Options outstanding, beginning of period	169,166	$13.09	5.79	$-
Exercised	(22,500)	13.58		248

Options outstanding, end of period	146,666	$13.02	5.06	$-

Options exercisable at end of period	10,001	$12.21	2.17	$-

(1)  Intrinsic value for activities other than exercises is defined as the difference between the Company's closing stock price on the last trading day of the fiscal 2011 second quarter and the exercise price, multiplied by the number of in-the-money options.  These amounts change based on the quoted market price of the Company's stock.  For exercises, intrinsic value is defined as the difference between the Company's closing stock price on the exercise date and the exercise price, multiplied by the number of options exercised.

Share proceeds received from the exercise of stock options for the 24 weeks ended July 23, 2011, were valued at $306,000 and tax benefits realized from exercised stock options for the 24 weeks ended July 23, 2011, were $94,000.

The Company estimates the fair value of its stock options with market-based performance conditions under the Plan using Monte Carlo simulations.  Weighted-average assumptions used in calculating the fair value of these stock options are included in Note 13 of the Notes to Consolidated Financial Statements in the Company’s 2010 Annual Report on Form 10-K.

The Company recognized stock-based compensation expense of $43,000, resulting in a deferred tax benefit of $16,000, for the 24 weeks ended July 23, 2011, based on the grant-date fair values of stock options previously granted and the derived service periods.  As of July 23, 2011, total unrecognized compensation cost related to nonvested stock options granted under the Plan was $135,000.  This unrecognized compensation cost will be recognized over a weighted-average period of 1.2 years.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

Issuances of nonvested stock in the 24 weeks ended July 23, 2011, include grants to executive management and certain other management members and employees for fiscal year 2010 performance and/or as part of a long-term incentive plan and issuances to the Executive Chairman of the Board and non-employee Board of Director members for their services to the Company.  All nonvested stock is valued based on the fair market value of the Company’s common stock on the grant date and the value is recognized as compensation expense over the service period.

Changes in nonvested stock are as follows:

	24 Weeks Ended July 23, 2011
		Weighted-Average
	Shares	Grant-Date Value
Nonvested stock, beginning of period	76,121	$14.26
Granted	82,101	18.73
Forfeited	(321)	21.61
Nonvested stock, end of period	157,901	$16.57

Stock-based compensation expense related
to nonvested stock	$621,000

For the 24 weeks ended July 23, 2011, total unrecognized compensation cost related to nonvested stock was $1.6 million.  This unrecognized compensation cost will be recognized over a weighted-average remaining period of approximately 1.4 years.

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

The Company also maintains a noncontributory defined benefit plan providing supplemental retirement benefits for certain current and former key executives.  The cost of providing these benefits is accrued over the remaining expected service lives of the active plan participants.  The supplemental retirement plan is unfunded and as such does not have a specific investment policy or long-term rate of return assumption.  Certain assets previously used to finance these future obligations consisted of investments in a Rabbi Trust.  On July 12, 2011, the Company liquidated the investments held in the Rabbi Trust for $760,000.  Remaining obligations related to current and former key executives will be funded through the Company’s normal operating cash flows.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

The following tables set forth the applicable components of net periodic benefit cost for the defined benefit plans:

	12 Weeks Ended
in thousands	Pension Plan		Supplemental Retirement Plan
	July 23, 2011	July 24, 2010	July 23, 2011	July 24, 2010
Components of net periodic benefit costs:
Interest cost	$710	$715	$18	$18
Expected return on plan assets	(738)	(715)	-	-
Amortization of net loss (gain)	386	282	(12)	(18)

Net periodic benefit cost	$358	$282	$6	$-

	24 Weeks Ended
in thousands	Pension Plan		Supplemental Retirement Plan
	July 23, 2011	July 24, 2010	July 23, 2011	July 24, 2010
Components of net periodic benefit costs:
Interest cost	$1,421	$1,431	$36	$36
Expected return on plan assets	(1,476)	(1,430)	-	-
Amortization of net loss (gain)	772	564	(24)	(36)

Net periodic benefit cost	$717	$565	$12	$-

The Company contributed $1.0 million to its pension plan in the 24 weeks ended July 23, 2011, and estimates it will contribute a further $1.8 million in fiscal year 2011.  Future contributions to the pension plan will be dependent upon legislation, future changes in discount rates and the earnings performance of plan assets.

NOTE 10 -	INCOME TAXES

In accordance with ASC Topic 740, “Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, the following required information is provided:

●
The Company had a balance of liability for uncertain tax positions of approximately $2.2 million at both July 23, 2011, and February 5, 2011, respectively.  Within the next 12 months, the Company anticipates the recognition of substantially all remaining uncertain tax benefits due to additional statute closure.  Recognition of these uncertain tax benefits would favorably affect the tax rate.

●
The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense.  During the 24 weeks ended July 23, 2011, the Company recognized a credit of $17,000 related to interest and penalties due to the true-up in calculation of expense.  As of July 23, 2011, and February 5, 2011, the Company had approximately $29,000 and $46,000, respectively, accrued for the payment of interest and penalties.

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

Standby Letters of Credit

As of July 23, 2011, the Company had standby letters of credit outstanding in the principal amount of $14.5 million primarily used in conjunction with the Company’s various large deductible insurance programs.

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

The Company and two of its subsidiaries are defendants in a lawsuit entitled Chrissy Larkin, et al. v. CPI Corporation, Consumer Programs, Inc., d/b/a Sears Portrait Studios and CPI Images, LLC, d/b/a Sears Portrait Studios, filed August 12, 2010, in the United States District Court for the Western District of Wisconsin, Civil No. 3:10-cv-00411-wmc.  The Plaintiffs filed a Second Amended Complaint on March 15, 2011.  The Plaintiffs allege that the defendants failed to pay them for all compensable time worked to provide rest and meal periods under applicable laws and to reimburse them for business related expenses.  The Plaintiffs’ actions are based on alleged violations of the laws of a number of states and the Fair Labor Standards Act.  The Plaintiffs asked for damages, declaratory and injunctive relief and statutory penalties for themselves and others similarly situated.  The Company and its subsidiaries filed an answer on September 27, 2010, and an answer to the Second Amended Complaint on April 7, 2011.  The Company denied each of the claims asserted by the Plaintiffs, but nevertheless decided to settle the lawsuit for the purpose of avoiding the burden, expense and inconvenience of continuing litigation.  The terms of settlement call for a payment by the Company of $750,000 (inclusive of fees payable to Plaintiffs’ counsel).  The settlement agreement is in the process of being circulated for signatures and is subject to court approval.

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

EXECUTIVE OVERVIEW

The Company’s Operations

CPI Corp. is a long-standing leader, based on sittings, number of locations and related revenues, in the professional portrait photography of young children, individuals and families.  From a single studio opened by our predecessor company in 1942, we have grown to 3,073 studios throughout the U.S., Canada, Mexico and Puerto Rico, principally under lease and license agreements with Walmart and license agreements with Sears and Toys “R” Us.  CPI is the sole operator of portrait studios in Walmart stores and supercenters in all 50 states in the U.S., Canada, Mexico and Puerto Rico, as well as Babies “R” Us stores in the U.S.  The Company has provided professional portrait photography for Sears’ customers since 1959 and has been the only Sears portrait studio operator since 1986.

Additionally, in connection with the Bella Pictures® Acquisition in fiscal year 2010, the Company now offers customers high-quality wedding photography and videography services and products in most major U.S. markets through a national network of certified photographers and videographers.

Management has determined the Company operates as a single reporting segment offering similar products and services in all locations.

As of the end of the second quarter in fiscal years 2011 and 2010, the Company’s studio counts were:

	July 23, 2011	July 24, 2010
Within Walmart stores:
United States and Puerto Rico	1,535	1,534
Canada	257	258
Mexico	106	104

Within Sears stores:
United States and Puerto Rico	853	858
Canada	110	110

Within Babies "R" Us stores in the United States	150	134

Locations not within above host stores	62	35

Total	3,073	3,033

Locations not within Walmart, Sears or Babies “R” Us stores include 14 free-standing SPS studio locations, 21 Kiddie Kandids mall locations, 19 Shooting Star locations (located within Buy Buy Baby stores) and 8 Portrait Gallery locations.  As of Augsut 30, 2011, the Company operated a total of 180 Kiddie Kandids locations and plans to open an additional 16 locations by the end of September 2011.

The Company continues to seek opportunities from its digital platform to create diversified revenue streams, drive productivity and profitability gains, leverage its manufacturing capacity and efficiency and implement aggressive, targeted marketing campaigns.  Such opportunities may be limited if the economy worsens in the foreseeable future.

RESULTS OF OPERATIONS

A summary of consolidated results of operations and key statistics follows:

in thousands, except share and per share data	12 Weeks Ended		24 Weeks Ended
	July 23, 2011	July 24, 2010	July 23, 2011	July 24, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$70,864	$76,414	$159,502	$171,913

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	5,917	5,844	12,311	12,366
Selling, general and administrative expenses	67,007	68,880	140,555	142,701
Depreciation and amortization	3,738	4,355	7,754	8,820
Other charges and impairments	1,719	(1,052)	4,896	(756)
	78,381	78,027	165,516	163,131

(Loss) income from operations	(7,517)	(1,613)	(6,014)	8,782

Interest expense	651	1,073	1,319	2,333
Other income (expense), net	(36)	(51)	96	665
(Loss) income from operations before income tax (benefit) expense	(8,204)	(2,737)	(7,237)	7,114

Income tax (benefit) expense	(1,905)	(920)	(1,600)	2,391

Net (loss) income	(6,299)	(1,817)	(5,637)	4,723
Net loss attributable to noncontrolling interest	(55)	-	(140)	-

NET (LOSS) INCOME ATTRIBUTABLE TO CPI CORP.	$(6,244)	$(1,817)	$(5,497)	$4,723

NET (LOSS) INCOME PER COMMON SHARE

Net (loss) income per common share attributable to CPI Corp. - diluted	$(0.89)	$(0.25)	$(0.78)	$0.65

Weighted average number of common and common equivalent shares outstanding-diluted	7,040,441	7,318,746	7,016,291	7,249,318

12 weeks ended July 23, 2011 compared to 12 weeks ended July 24, 2010

The Company reported net losses of $6.2 million and $1.8 million, or ($0.89) and ($0.25) per diluted share, for the 12-week second quarters ended July 23, 2011, and July 24, 2010, respectively.  Earnings in the period were significantly affected by comparable store sales declines, initial dilution associated with the Bella Pictures® (“Bella”) operations and other charges and impairments.  Foreign currency translation effects and the Kiddie Kandids studio operations did not have a material impact on the Company’s net earnings in the second quarter of 2011.

 Net sales totaled $70.9 million and $76.4 million in the second quarters of fiscal 2011 and 2010, respectively.

●
Net sales for the second quarter of fiscal 2011 decreased $5.5 million, or 7%, to $70.9 million from the $76.4 million reported in the fiscal 2010 second quarter.  Net sales for the 2011 second quarter were positively impacted by the result of the late Easter holiday in the current year ($2.7 million), net studio openings ($1.6 million), Bella sales ($1.2 million), foreign currency translation ($900,000), and other items ($800,000).  Excluding the above impacts, comparable same-store sales in the quarter decreased approximately 17%.

Net sales from the Company’s PictureMe Portrait Studio® (PMPS) brand, on a comparable same-store basis, excluding impacts of net revenue recognition change, foreign currency translation and other items totaling $2.5 million, decreased 16% in the second quarter of 2011 to $33.4 million from $39.7 million in the second quarter of 2010.  The decrease in PMPS sales for the second quarter was the result of an 18% decrease in the number of sittings, offset in part by a 2% increase in average sale per customer sitting.

Net sales from the Company’s Sears Portrait Studio (SPS) brand, on a comparable same-store basis, excluding impacts of net revenue recognition change and other items totaling $800,000, decreased 18% in the second quarter of 2011 to $26.4 million from $32.2 million in the second quarter of 2010.  The decrease in SPS sales for the second quarter was the result of a 14% decline in the number of sittings and a 5% decline in average sale per customer sitting versus the prior-year quarter.

Net sales from the Company’s Kiddie Kandids (KK) studio operations increased 58% in the second quarter of 2011 to $4.9 million from $3.1 million in the second quarter of 2010.

The Bella operations contributed approximately $1.2 million in net sales in the second quarter of 2011.

Costs and expenses were $78.4 million in the second quarter of 2011, compared with $78.0 million in the comparable prior-year period.

●
Cost of sales, excluding depreciation and amortization expense, increased to $5.9 million in the second quarter of 2011, from $5.8 million in the second quarter of 2010 primarily due to incremental costs associated with the Bella operations; offset in part by lower overall production levels.

●
Selling, general and administrative (SG&A) expense declined to $67.0 million in the second quarter of 2011, from $68.9 million in the second quarter of 2010, as the benefits of reduced studio and corporate employment costs, employee insurance and host store commissions were offset in part by costs incurred in connection with the KK and Bella operations, which increased SG&A expense by $1.4 million and $1.5 million, respectively, in the 2011 second quarter.

●
Depreciation and amortization expense was $3.7 million in the second quarter of 2011, compared with $4.4 million in the second quarter of 2010.  Depreciation expense decreased as a result of the full depreciation of certain digital assets throughout fiscal 2010.

●
In the second quarter of 2011, the Company recognized a charge of $1.7 million in other charges and impairments, compared with a net credit of $1.1 million in the second quarter of 2010.  The current-quarter charges primarily related to severance and litigation costs.  The prior-year net credit primarily related to the gain on sale of the Brampton, Ontario facility and an early termination fee received from Walmart in relation to certain early PMPS store closures, offset in part by costs incurred in connection with the Kiddie Kandids asset acquisition.

Interest expense declined $422,000 in the second quarter of fiscal 2011 to $651,000 from $1.1 million in the second quarter of fiscal 2010.  The decrease is primarily a result of lower average borrowings and favorable interest rates as a result of the new credit facility, offset in part by a change in the interest rate swap value, which expired in the third quarter of fiscal year 2010.

Income tax benefit was $1.9 million and $920,000 in the second quarters of 2011 and 2010, respectively.  The resulting effective tax rates were 23% and 34% in 2011 and 2010, respectively.  The decrease in the effective tax rate in 2011 is due primarily to a higher income ratio in lower tax jurisdictions, a decrease in Canadian rates and an increase in U.S. tax credits.

24 weeks ended July 23, 2011 compared to 24 weeks ended July 24, 2010

The Company reported a net loss of $5.5 million, or ($0.78) per diluted share, for the 24-week period ended July 23, 2011, compared to net income of $4.7 million, or $0.65 per diluted share, for the 24-week period ended July 24, 2010.  Earnings in the period were significantly affected by comparable store sales declines, start-up costs and initial dilution associated with the Bella operations and other charges and impairments, offset in part by the positive KK studio operations contribution.  Foreign currency translation effects did not have a material impact on the Company’s net earnings in the first half of 2011.

 Net sales totaled $159.5 million and $171.9 million in the first half of fiscal 2011 and 2010, respectively.

●
Net sales for the first half of fiscal 2011 decreased $12.4 million, or 7%, to $159.5 million from the $171.9 million reported in the fiscal 2010 first half.  Net sales for the 2011 first half were positively impacted by net studio openings ($7.0 million), Bella sales ($2.1 million), foreign currency translation ($1.6 million), net revenue recognition change ($800,000) and E-commerce ($800,000) and negatively impacted by other items ($500,000).  Excluding the above impacts, comparable same-store sales in the first half decreased approximately 14%.

Net sales from the Company’s PMPS brand, on a comparable same-store basis, excluding impacts of foreign currency translation and other items totaling $1.6 million, decreased 12% in the first half of 2011 to $83.1 million from $94.6 million in the first half of 2010.  The decrease in PMPS sales for the first half was the result of a 16% decrease in the number of sittings, offset in part by a 5% increase in average sale per customer sitting.

Net sales from the SPS brand, on a comparable same-store basis, excluding the negative impact of studio closings and the positive impact of other items totaling ($300,000), decreased 16% in the first half of 2011 to $61.2 million from $73.3 million in the first half of 2010.  The decrease in SPS sales for the first half was the result of a 12% decline in the number of sittings and a 5% decline in average sale per customer sitting versus the prior-year period.

Net sales from the Company’s Kiddie Kandids (KK) studio operations increased 238% in the first half of 2011 to $10.4 million from $3.1 million in the first half of 2010.

The Bella operations contributed approximately $2.1 million in net sales in the first half of 2011.

Costs and expenses were $165.5 million in the first half of 2011, compared with $163.1 million in the comparable prior-year period.

●
Cost of sales, excluding depreciation and amortization expense, was fairly constant at $12.3 million and $12.4 million in the first half of 2011 and 2010, respectively, primarily due to incremental costs associated with the Bella operations, offset in part by lower overall production levels.

●
Selling, general and administrative (SG&A) expense declined to $140.6 million in the first half of 2011, from $142.7 million in the first half of 2010, as the benefits of reduced studio and corporate employment costs, employee insurance, host store commissions and advertising were offset in part by costs incurred in connection with the KK and Bella operations, which increased SG&A expense by $5.7 million and $3.4 million, respectively, in the first half of 2011, and increased payroll tax expense as a result of higher unemployment tax rates.

●
Depreciation and amortization expense was $7.8 million in the first half of 2011, compared with $8.8 million in the first half of 2010.  Depreciation expense decreased as a result of the full depreciation of certain digital assets throughout fiscal 2010.

●
In the first half of 2011, the Company recognized a charge of $4.9 million in other charges and impairments, compared with a net credit of $756,000 in the first half of 2010.  The current-year charges primarily related to litigation costs, severance and costs incurred in connection with the Bella Pictures® Acquisition.  The prior-year net credit primarily related to the gain on sale of the Brampton, Ontario facility and an early termination fee received from Walmart in relation to certain early PMPS store closures, offset in part by costs incurred in connection with the Kiddie Kandids asset acquisition.

Interest expense declined $1.0 million in the first half of fiscal 2011 to $1.3 million from $2.3 million in the first half of fiscal 2010.  The decrease is primarily a result of lower average borrowings and favorable interest rates as a result of the new credit facility, offset in part by a change in the interest rate swap value, which expired in the third quarter of fiscal year 2010.

Income tax (benefit) expense was ($1.6 million) and $2.4 million in the first half of 2011 and 2010, respectively.  The resulting effective tax rates were 22% and 34% in 2011 and 2010, respectively.  The decrease in the effective tax rate in 2011 is due primarily to a higher income ratio in lower tax jurisdictions, a decrease in Canadian rates and an increase in U.S. tax credits.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of the Company’s cash flows for the first half of 2011 and 2010:

in thousands	24 Weeks Ended
	July 23, 2011	July 24, 2010
	(Unaudited)	(Unaudited)
Net cash (used in) provided by:
Operating activities	$(2,373)	$11,649
Financing activities	2,059	(16,544)
Investing activities	(2,393)	(5,786)
Effect of exchange rate changes on cash	(20)	(271)
Net decrease in cash	$(2,727)	$(10,952)

Net Cash (Used In) Provided By Operating Activities

Net cash (used in) provided by operating activities was ($2.4 million) and $11.6 million during the first half of 2011 and 2010, respectively.  The change in cash used in the first half of 2011 compared to cash provided from the first half of 2010 is primarily due to an increase in cash used as a result of the change in net operating loss and the timing of payments related to changes in the various balance sheet accounts totaling approximately $11.3 million, an increase in taxes paid of $2.0 million and an increase in litigation spend of $3.0 million.  These increases are offset in part by reduced interest paid of $2.3 million.

Net Cash Provided By (Used In) Financing Activities

Net cash provided by (used in) financing activities was $2.1 million and ($16.5 million) in the first half of 2011 and 2010, respectively.  The change in cash related to financing activities is primarily attributable to the net borrowings of $7.3 million under the revolving credit facility in the first half of 2011 compared to repayments of $13.6 million of long-term debt under the Company’s former credit facility in the first half of 2010, the Company’s repurchase of $1.1 million of its common stock in the first half of 2011, an increase in cash dividends paid of $555,000 and an increase in the surrender of employee shares for taxes of $507,000.

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

As of July 23, 2011, the Company had $56.2 million outstanding under its credit facility.  In 2010, the Company used the proceeds from the new credit facility to pay down the remaining debt on the former facility.  The Company incurred approximately $1.5 million in issuance costs in 2010 associated with the new credit facility.  These fees are being amortized over the life of the revolving commitment.

The Company was in compliance with all the covenants under its Credit Agreement as of July 23, 2011.

As part of the Company’s former credit facility, the Company had entered into an interest rate swap agreement to manage the interest rate risk on a portion of its term loan.  This swap agreement expired on September 17, 2010.  The fixed rate gain related to this agreement was $1.4 million for the first half of fiscal year 2010, which is included in Interest expense for such period.

Net Cash Used In Investing Activities

Net cash used in investing activities was $2.4 million during the first half of 2011 compared to $5.8 million during the first half of 2010.  The net decrease in cash used was primarily attributable to the decrease in capital spend of $4.2 million due in part to the acquisition of certain Kiddie Kandids assets in the first half of 2010, a $1.6 million decrease in proceeds received from the sale of certain assets held for sale and the liquidation of the Rabbi Trust of $760,000 in the second quarter of 2011.

Off-Balance Sheet Arrangements

Other than standby letters of credit primarily used to support the Company’s various large deductible insurance programs, the Company has no additional significant off-balance sheet arrangements.

Commitments and Contingencies

Standby Letters of Credit

As of July 23, 2011, the Company had standby letters of credit outstanding in the principal amount of $14.5 million primarily used in conjunction with the Company’s various large deductible insurance programs.

Liquidity

Cash flows from operations, cash and cash equivalents and the borrowing capacity under the Company’s revolving credit facility, represent expected sources of funds in 2011 that the Company expects will meet its obligations and commitments, including debt service, annual dividends to shareholders, planned capital expenditures, which are estimated to approximate $8.0 million for fiscal year 2011, and normal operating needs.

ACCOUNTING PRONOUNCEMENTS AND POLICIES

Application of Critical Accounting Policies

The application of certain of the accounting policies utilized by the Company requires significant judgments or a complex estimation process that can affect the results of operations and financial position of the Company, as well as the related footnote disclosures.  The Company bases its estimates on historical experience and other assumptions that it believes are reasonable.  If actual amounts are ultimately different from previous estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known.  The Company’s critical accounting policies are discussed in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section in the Company’s 2010 Annual Report on Form 10-K, and below.

Long-Lived Asset Recoverability

In accordance with ASC Topic 360, “Property, Plant and Equipment” (“ASC Topic 360”) long-lived assets, primarily property and equipment, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  The impairment tests, as prescribed under ASC Topic 360, are a two-step process.  If the carrying value of the asset exceeds the expected future cash flows (undiscounted and without interest) from the asset, impairment is indicated.  The impairment loss recognized is the excess of the carrying value of the asset over its fair value.  As of July 23, 2011, no impairment was indicated.

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

The Company performs its annual goodwill impairment test at the end of its second quarter, or more frequently if circumstances indicate the potential for impairment.  As of July 23, 2011, the Company has goodwill recorded of approximately $22.0 million, which relates primarily to one goodwill reporting unit – PMPS.  At the end of the Company’s 2011 second fiscal quarter, the Company completed its annual impairment test and concluded that the estimated fair value of its PMPS reporting unit substantially exceeded its carrying value, and therefore, no impairment was indicated.  Key items of consideration in the annual impairment test included the Company’s market capitalization relative to the carrying value of its net assets, estimates of future cash flows, the most significant assumption being the Company’s expectation of future PMPS studio sales levels, and other relevant factors.  If market conditions at the studio or host store levels significantly deteriorate, which would result in lower than expected PMPS studio sales, the Company may be required to record a non-cash impairment charge, which could be significant, and would adversely affect the Company’s financial position and results of operations.

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

As of July 23, 2011, the Company considered possible impairment triggering events, including projected cash flow data, as well as other relevant factors, and concluded that no impairment was indicated at that date.  However, if market conditions at the studio or host store levels significantly deteriorate, which would result in lower than expected PMPS studio sales, or if there are changes in circumstances, assumptions or estimates, including historical and projected cash flow data, utilized by the Company in its evaluation of the recoverability of its intangible assets with definite useful lives, it is possible that the Company would be required to write-down its intangible assets and record a non-cash impairment charge, which could be significant, and would adversely affect the Company’s financial position and results of operations.

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

At July 23, 2011, all of the Company’s debt obligations have floating interest rates.  The impact of a 1% change in interest rates affecting the Company’s debt would increase or decrease interest expense by approximately $562,000.

The Company’s net assets, net earnings and cash flows from its Canadian and Mexican operations are based on the U.S. dollar equivalent of such amounts measured in the respective country’s functional currency.  Assets and liabilities are translated to U.S. dollars using the applicable exchange rates as of the end of a reporting period.  Revenues, expenses and cash flows are translated using the average exchange rate during each period.  The Company’s Canadian operations constitute 10% of the Company’s total assets and 16% of the Company’s total sales as of and for the 24 weeks ended July 23, 2011.  A hypothetical 10% unfavorable change in the Canadian-to-U.S. dollar exchange rate would cause an approximate $1.4 million decrease to the Company’s net asset balance and could materially adversely affect its revenues, expenses and cash flows.  The Company’s exposure to changes in foreign exchange rates relative to the Mexican operations is minimal, as Mexican operations constitute only 2% of the Company’s total assets and 3% of the Company’s total sales as of and for the 24 weeks ended July 23, 2011.

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

Under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of July 23, 2011.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 23, 2011.

b)	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended July 23, 2011, which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 of the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CPI CORP.
(Registrant)

By:          /s/Dale Heins
_____________________________________
Dale Heins
Executive Vice President, Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:           /s/Rose O'Brien
____________________________________
Rose O'Brien
Vice President, Corporate Controller
(Principal Accounting Officer)

Date: September 1, 2011

CPI CORP.
E-1
EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

10.51*	Executive Chairman's Agreement by and between CPI Corp. and David Meyer, dated April 19, 2010, filed within this Form 10-Q as Exhibit 10.51.

11.1	Computation of Per Common Share (Loss) Income - Diluted - for the 12 and 24 weeks ended July 23, 2011, and July 24, 2010.

11.2	Computation of Per Common Share (Loss) Income - Basic - for the 12 and 24 weeks ended July 23, 2011, and July 24, 2010.

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by the Chief Executive Officer.

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by the Chief Financial Officer.

32.0	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and the Chief Financial Officer.

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Schema Document

101.CAL^	XBRL Taxonomy Calculation Linkbase Document

101.DEF^	XBRL Taxonomy Definition Linkbase Document

101.LAB^	XBRL Taxonomy Label Linkbase Document

101.PRE^	XBRL Taxonomy Presentation Linkbase Document

*	Management contract or compensatory plan available to employees, officers or directors.

^	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed "furnished" and "not filed".