Form 10-Q
period 2011-11-12
CPI CORP
filed 2011-12-22
CIK 25354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 12, 2011                                                                                or

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

As of December 16, 2011, 7,037,913 shares of the registrant’s common stock were outstanding.

CPI CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
16 AND 40 WEEKS ENDED NOVEMBER 12, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CPI CORP.
Interim Consolidated Balance Sheets - Assets

in thousands	November 12, 2011	February 5, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,589	$5,363
Accounts receivable:
Trade	7,694	4,707
Other	515	971
Inventories	11,629	7,460
Prepaid expenses and other current assets	6,197	4,971
Refundable income taxes	2,247	—
Deferred tax assets	10,621	5,976
Assets held for sale	—	641

Total current assets	43,492	30,089

Property and equipment:
Land	2,185	2,185
Buildings and building improvements	25,628	25,343
Leasehold improvements	4,901	4,383
Photographic, sales and manufacturing equipment	180,999	176,974
Property not in use (see Note 4)	3,401	3,401
Total	217,114	212,286
Less accumulated depreciation and amortization	183,924	176,288
Property and equipment, net	33,190	35,998

Prepaid debt fees	1,412	1,838
Goodwill	21,842	22,874
Intangible assets, net	35,868	37,862
Deferred tax assets	10,963	7,166
Other assets	8,594	7,973

TOTAL ASSETS	$155,361	$143,800

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Balance Sheets – Liabilities and Stockholders’ (Deficit) Equity

in thousands, except share and per share data	November 12, 2011	February 5, 2011
	(Unaudited)
LIABILITIES
Current liabilities:
Current portion of long-term debt (see Note 7)	$73,500	$—
Accounts payable	8,942	4,570
Accrued employment costs	9,642	8,905
Customer deposit liability	18,034	16,403
Sales taxes payable	3,478	3,517
Accrued advertising expenses	3,235	995
Accrued expenses and other liabilities	14,389	14,813

Total current liabilities	131,220	49,203

Long-term debt, less current maturities (see Note 7)	—	48,900
Accrued pension plan obligations	13,722	14,862
Other liabilities	14,021	16,565

Total liabilities	158,963	129,530

CONTINGENCIES (see Note 12)

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, no par value, 1,000,000 shares authorized; no shares outstanding	—	—
Preferred stock, Series A, no par value, 200,000 shares authorized; no shares outstanding	—	—
Common stock, $0.40 par value, 16,000,000 and 50,000,000 shares authorized at November 12, 2011 and February 5, 2011, respectively; 9,134,956 and 9,129,013 shares outstanding at November 12, 2011, and February 5, 2011, respectively	3,668	3,652
Additional paid-in capital	31,869	30,785
Retained earnings	21,889	40,794
Accumulated other comprehensive loss	(13,007)	(12,927)
	44,419	62,304
Treasury stock - at cost, 2,097,043 and 2,133,566 shares at November 12, 2011, and February 5, 2011, respectively	(47,915)	(48,050)

Total CPI Corp. stockholders' (deficit) equity	(3,496)	14,254
Noncontrolling interest in subsidiary (see Note 2)	(106)	16

Total stockholders' (deficit) equity	(3,602)	14,270

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$155,361	$143,800

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Statements of Operations
(Unaudited)

in thousands, except share and per share data	16 Weeks Ended		40 Weeks Ended
	November 12, 2011	November 13, 2010	November 12, 2011	November 13, 2010
Net sales	$95,025	$106,174	$254,541	$278,086

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	8,650	7,544	20,988	19,905
Selling, general and administrative expenses	93,890	102,139	234,423	244,655
Depreciation and amortization	4,668	5,267	12,422	14,088
Other charges and impairments	1,449	3,645	6,344	2,889
	108,657	118,595	274,177	281,537

Loss from operations	(13,632)	(12,421)	(19,636)	(3,451)

Interest expense	1,286	883	2,560	3,209
Other (expense) income, net	(281)	117	(240)	587
Loss from operations before income tax benefit	(15,199)	(13,187)	(22,436)	(6,073)

Income tax benefit	(7,950)	(5,474)	(9,550)	(3,082)

Net loss	(7,249)	(7,713)	(12,886)	(2,991)
Net (loss) income attributable to noncontrolling interest	1	—	(139)	—

NET LOSS ATTRIBUTABLE TO CPI CORP.	$(7,250)	$(7,713)	$(12,747)	$(2,991)

NET LOSS PER COMMON SHARE

Net loss per common share attributable to CPI Corp. - diluted	$(1.03)	$(1.05)	$(1.81)	$(0.41)

Net loss per common share attributable to CPI Corp. - basic	$(1.03)	$(1.05)	$(1.81)	$(0.41)

Weighted average number of common and common equivalent shares outstanding-diluted	7,039,858	7,312,019	7,026,855	7,271,226

Weighted average number of common and common equivalent shares outstanding-basic	7,039,858	7,312,019	7,026,855	7,271,226

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Statement of Changes in Stockholders’ (Deficit) Equity
(Unaudited)

Forty weeks ended November 12, 2011

in thousands, except share and per share data
	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock, at cost	Noncontrolling interest	Total
Balance at February 5, 2011	$3,652	$30,785	$40,794	$(12,927)	$(48,050)	$16	$14,270

Net loss	—	—	(12,747)	—	—	(139)	(12,886)
Total other comprehensive income, net of tax effect (consisting of foreign exchange impact)	—	—	—	(80)	—	—	(80)
Total comprehensive loss							(12,966)
Adjustment to issuance of noncontrolling interest	—	—	—	—	—	17	17
Surrender of employee shares for taxes	—	—	—	—	(690)	—	(690)
Purchase and retirement of stock (52,937 shares, at cost)	(21)	(178)	(888)	—	—	—	(1,087)
Issuance of common stock and restricted stock awards, net of forfeitures (87,492 shares)	35	181	—	—	825	—	1,041
Stock options exercised	2	(84)	—	—	—	—	(82)
Stock-based compensation recognized	—	1,165	—	—	—	—	1,165
Dividends ($0.75 per common share)	—	—	(5,270)	—	—	—	(5,270)

Balance at November 12, 2011	$3,668	$31,869	$21,889	$(13,007)	$(47,915)	$(106)	$(3,602)

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Statements of Cash Flows
(Unaudited)

in thousands	40 Weeks Ended
	November 12, 2011	November 13, 2010
Reconciliation of net loss to cash flows (used in) provided by operating activities:

Net loss	$(12,886)	$(2,991)

Adjustments for items not requiring (providing) cash:
Depreciation and amortization	12,422	14,088
Amortization of prepaid debt fees	426	772
Loss from extinguishment of debt	—	1,052
Stock-based compensation expense	1,390	2,274
Gain on sale of assets held for sale	(159)	(1,655)
Impairment of assets held for sale	—	1,871
Deferred income tax provision	(10,684)	(4,418)
Change in interest rate swap	—	(2,033)
Pension, supplemental retirement plan and profit sharing expense	1,213	1,527
Other	29	113

Increase (decrease) in cash flow from operating assets and liabilities:
Accounts receivable	(2,634)	(3,006)
Inventories	(4,211)	(1,419)
Prepaid expenses and other current assets	(847)	(2,008)
Accounts payable	4,427	4,053
Contribution to pension plan	(2,335)	(1,270)
Accrued expenses and other liabilities	1,493	3,643
Income taxes payable	(2,485)	564
Deferred revenues and related costs	2,608	5,033
Other	187	(242)

Cash flows (used in) provided by operating activities	$(12,046)	$15,948

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Statements of Cash Flows (continued)
(Unaudited)

in thousands	40 Weeks Ended
	November 12, 2011	November 13, 2010
Cash flows (used in) provided by operating activities	(12,046)	15,948

Cash flows provided by (used in) financing activities:
Repayment of long-term debt	—	(77,541)
Borrowings under revolving credit facility	147,500	94,136
Repayments on revolving credit facility	(122,900)	(26,136)
Payment of debt issuance costs	—	(1,554)
Cash dividends	(5,270)	(4,784)
Purchase of treasury stock	(1,087)	—
Surrender of employee shares for taxes	(690)	—
Other	(2)	(35)

Cash flows provided by (used in) financing activities	17,551	(15,914)

Cash flows (used in) provided by investing activities:
Additions to property and equipment	(7,963)	(12,128)
Proceeds from sale of assets held for sale	800	3,120
Proceeds from liquidation of Rabbi Trust	760	—
Other	8	72

Cash flows used in investing activities	(6,395)	(8,936)

Effect of exchange rate changes on cash and cash equivalents	116	(380)

Net decrease in cash and cash equivalents	(774)	(9,282)

Cash and cash equivalents at beginning of period	5,363	18,913

Cash and cash equivalents at end of period	$4,589	$9,631

Supplemental cash flow information:
Interest paid	$1,788	$4,902

Income taxes paid, net	$3,324	$718

Supplemental non-cash financing activities:
Issuance of treasury stock under the Employee Profit Sharing Plan	$800	$733

Issuance of common stock, restricted stock and stock options to employees and directors	$1,634	$3,379

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

The Company operates 3,097 (unaudited) professional portrait studios as of November 12, 2011, throughout the U.S., Canada, Mexico and Puerto Rico, principally under lease and license agreements with Walmart and license agreements with Sears and Toys "R" Us.  The Company also operates websites which support and complement its Walmart, Sears and Toys "R" Us studio operations.  These websites serve as vehicles to archive, share portraits via email (after a portrait session) and order additional portraits and products.  The Company also operates a website for Bella Pictures® which serves as a vehicle to reserve/book weddings, select specialized, unique product offerings and view/edit photographs and videos from the wedding day. Late in the third quarter of 2011, the Company also launched its FotoNet.com™ photography deals program which offers members special offers on studio and on-location photography and a range of other specialized services and products.

The Interim Consolidated Balance Sheet as of November 12, 2011, the related Interim Consolidated Statements of Operations for the 16 and 40 weeks ended November 12, 2011, and November 13, 2010, the Interim Consolidated Statement of Changes in Stockholders’ Equity for the 40 weeks ended November 12, 2011, and the Interim Consolidated Statements of Cash Flows for the 40 weeks ended November 12, 2011, and November 13, 2010, are unaudited.  The interim consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the CPI Corp. 2010 Annual Report on Form 10-K for its fiscal year ended February 5, 2011.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

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

The following unaudited pro forma summary presents the Company’s revenue, net income, diluted income per common share and basic income per common share as if the Bella Pictures® Acquisition had occurred on the first day of the periods presented (in thousands, except per share data):

	16 Weeks Ended	40 Weeks Ended
	November 13, 2010	November 13, 2010
Revenue	$108,307	$283,241

Net loss	(9,874)	(10,896)
Net loss attributable to noncontrolling interest	(108)	(395)
Net loss attributable to CPI Corp.	$(9,766)	$(10,501)

Diluted loss per common share attributable to CPI Corp.	$(1.34)	$(1.44)

Basic loss per common share attributable to CPI Corp.	$(1.34)	$(1.44)

Pro forma adjustments have been made to reflect depreciation and amortization using asset values recognized after applying purchase accounting adjustments.

This pro forma information is presented for informational purposes only and is not necessarily indicative of actual results had the acquisition been effected at the beginning of the periods presented or future results.

NOTE 3  - INVENTORIES

Inventories consist of:

in thousands	November 12, 2011	February 5, 2011
Raw materials - film, paper and chemicals	$2,326	$2,130
Portraits in process	3,215	1,060
Bella-related work in process	668	214
Finished portraits pending delivery	309	97
Frames and accessories	364	230
Studio supplies	3,371	2,556
Equipment repair parts and supplies	805	627
Other	571	546

Total	$11,629	$7,460

These balances are net of obsolescence reserves totaling $75,000 and $38,000 at November 12, 2011, and February 5, 2011, respectively.

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

The assets included in Property not in use are as follows:

in thousands	November 12, 2011	February 5, 2011
Land	$996	$996
Buildings and building improvements (1)	2,405	2,405

Property not in use	$3,401	$3,401

(1)	Depreciation expense related to the building and building improvements is included in the total accumulated depreciation and amortization line in the Interim Consolidated Balance Sheets.

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

The following table summarizes the Company’s goodwill:

in thousands	November 12, 2011	February 5, 2011
PCA Acquisition	$21,208	$21,208
Bella Pictures Acquisition (1)	—	983
Goodwill from prior acquisitions	512	512
Translation impact on foreign balances	122	171

Balance, end of period	$21,842	$22,874

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

The Company performs its annual goodwill impairment test at the end of its second quarter, or more frequently if circumstances indicate the potential for impairment.  As of the end of the second quarter, and as of November 12, 2011, the Company has goodwill recorded of approximately $21.8 million, which relates primarily to one goodwill reporting unit – PMPS.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

At the end of the Company's 2011 second fiscal quarter, the Company completed its annual goodwill impairment test and concluded that the estimated fair value of its PMPS reporting unit substantially exceeded its carrying value, and therefore, no impairment was indicated. Key items of consideration in the Company's impairment test included the Company's market capitalization relative to the carrying value of its net assets, the estimates of fair value of the reporting units using a discounted cash flow model that is based upon unobservable inputs that management believes are reasonable and other relevant factors. Key assumptions in the calculation of fair value were the discount rate, long term growth rates in sales and profit margins (the most significant assumption being the Company's expectation of future PMPS studio sales levels), as well as our reconciliation to our market capitalization (implied control premium).

As of November 12, 2011, in view of our results for the third quarter, the Company performed an impairment test as of November 12, 2011, and concluded no impairment of its PMPS reporting unit existed at that date. However, the Company has experienced a significant decline in its stock price and sales trends have been lower than anticipated in fiscal year 2011. A prolonged decline in our stock price or a prolonged unfavorable trend in our studio sales if that were to occur could be viewed as a triggering event in a future reporting period and could have a direct negative impact on our fair value determinations; as such, impairments of goodwill could occur and would have a material adverse effect on our financial results. We will continue to monitor the recoverability of the carrying value of these assets.

In connection with the PCA Acquisition, the Company also acquired intangible assets related to the host agreement with Walmart and the customer list.  These assets were recorded in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  The host agreement with Walmart and the customer list are being amortized over their useful lives of 21.5 years using the straight-line method and 6 years using an accelerated method, respectively.  During fiscal year 2010, in connection with the acquisition of certain assets of Kiddie Kandids, LLC in an auction approved by the United States Bankruptcy Court for the District of Utah (the “Kiddie Kandids asset acquisition”) and the Bella Pictures® Acquisition, the Company also acquired a customer list and tradename, respectively.  These assets were recorded in accordance with FASB ASC Topic 350, “Intangibles-Goodwill and Other” (“ASC Topic 350”).  The customer list and tradename are being amortized over their useful lives of 5.5 years using an accelerated method and 10 years using the straight-line method, respectively.  The following table summarizes the Company’s amortized intangible assets as of November 12, 2011 (in thousands):

in thousands	Net Balance at Beginning of Period	Adjustments	Accumulated Amortization	Translation Impact of Foreign Balances	Net Balance at End of Period
Acquired host agreement	36,719	—	(1,588)	(140)	34,991
Acquired customer lists	390	—	(146)	—	244
Acquired tradename	753	(67)	(53)	—	633
	37,862	(67)	(1,787)	(140)	35,868

The Company also reviews its intangible assets with definite useful lives, consisting primarily of the PMPS host agreement, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  As of November 12, 2011, the Company evaluated whether an impairment of its intangible assets had occurred in consideration of projected cash flow data, as well as other relevant factors, and concluded that no impairment was indicated at that date.  However, if market conditions at the studio or host store levels significantly deteriorate over a prolonged period, which would result in lower than expected PMPS studio sales, or if there are changes in circumstances, assumptions or estimates, including historical and projected cash flow data, utilized by the Company in its evaluation of the recoverability of its intangible assets with definite useful lives, it is possible that the Company would be required to write-down its intangible assets and record a non-cash impairment charge, which could be significant, and would adversely affect the Company's financial position and results of operations.

NOTE 6  - OTHER ASSETS AND OTHER LIABILITIES

Included in Accrued expenses and other liabilities as of November 12, 2011, and February 5, 2011, is $5.4 million and $4.3 million, respectively, in accrued host commissions and $3.5 million and $3.7 million as of November 12, 2011, and February 5, 2011, respectively, related to accrued worker’s compensation.

Included in both Other assets and Other liabilities is $7.5 million and $7.0 million, as of November 12, 2011, and February 5, 2011, respectively, related to worker’s compensation insurance claims that exceed the deductible of the Company and that will be paid by the insurance carrier.  Since the Company is not released as primary obligor of the liability, it is included in both Other assets as a receivable from the insurance company and in Other liabilities as an insurance liability.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

NOTE 7  - BORROWINGS

On August 30, 2010, the Company entered into the Credit Agreement (the “Credit Agreement”) with the financial institutions that are or may from time to time become parties thereto and Bank of America, N.A., as administrative agent for the lenders, and as swing line lender and issuing lender.  The Credit Agreement makes available to the Company a revolving credit facility which includes letters of credit and replaces the Company's former facility.

The Credit Agreement is a four-year revolving credit facility, expiring in August 2014, in an amount of up to $90 million, with a sub-facility for letters of credit in an amount not to exceed $25 million.  In addition, the Company, at its option, may choose to increase the revolving commitment up to an additional $20 million.  The obligations of the Company under the Credit Agreement are secured by (i) a guaranty from certain material direct and indirect domestic subsidiaries of the Company, and (ii) a lien on substantially all of the assets of the Company and such subsidiaries.

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

On December 16, 2011, the Company entered into an amendment to the Credit Agreement (the “Amendment”) which included the following terms:

•	A suspension of the leverage ratio test for the quarter ended November 12, 2011;

•	A reduction of the revolving commitment under the Credit Agreement from $105 million to $90 million; and

•	Suspension of dividend and other restricted payments, including share repurchases, until the Company presents evidence of its compliance with its debt covenants.

If the leverage ratio test for the quarter ended November 12, 2011 had not been suspended, the Company would not have been in compliance with this covenant. The current Credit Agreement requires a leverage ratio not to exceed 2.50 to 1.00. As of November 12, 2011, the Company's calculated leverage ratio was 3.10 to 1.00. The Company is currently evaluating long-term financing alternatives, which may include further amendment to the Credit Agreement. Until such time as financing alternatives and/or amendments are formalized, the balance currently outstanding under the revolving credit facility totaling $73.5 million as of November 12, 2011 has been classified as current in the consolidated balance sheet.

As of November 12, 2011, the Company has recorded unamortized prepaid debt fees of approximately $1.4 million pertaining to the Credit Agreement, which will be charged to expense in the fourth quarter in proportion to the decrease in the revolving commitment resulting from the Amendment. Furthermore, the Company incurred costs of approximately $255,000 in connection with the Amendment.

As part of the Company’s former credit facility, the Company had entered into an interest rate swap agreement to manage the interest rate risk on a portion of its term loan.  This swap agreement expired on September 17, 2010.  The fixed rate gain related to this agreement was $2.0 million for the first three quarters of fiscal year 2010, which is included in Interest expense for such period.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

NOTE 8  - STOCKHOLDERS' EQUITY

On August 24, 2011, the Company's Board of Directors authorized an extension of its share repurchase program and an increase in total shares from 1.0 million to 1.5 million shares.   During the 40 weeks ended November 12, 2011, the Company repurchased 52,937 shares of its common stock at an average price of $20.54 per share. As disclosed in Note 7, the Company is restricted from share repurchases until it presents evidence of its compliance with its debt covenants.

On November 17, 2011, the Company declared a fourth quarter cash dividend of 25 cents per share which was paid on December 5, 2011, in the amount of $1.8 million, to shareholders of record as of November 28, 2011.

On August 10, 2011, the stockholders of the Company approved an amendment to the Articles of Incorporation of the Company to reduce the number of authorized shares of common stock from 50 million shares to 16 million shares.

NOTE 9  - STOCK-BASED COMPENSATION PLANS

At November 12, 2011, the Company had outstanding awards under various stock-based employee compensation plans, which are described more fully in Note 13 of the Notes to Consolidated Financial Statements in the Company’s 2010 Annual Report on Form 10-K.

On July 17, 2008, the stockholders approved the CPI Corp. Omnibus Incentive Plan (the "Plan").  Total shares of common stock approved for delivery pursuant to awards under the Plan as approved on July 17, 2008, and amended on August 11, 2010, were 1.1 million shares.  The Company has reserved these shares under its authorized, unissued shares.  At November 12, 2011, 502,225 of these shares remained available for future grants.

The Company accounts for stock-based compensation plans in accordance with ASC Topic 718, "Compensation – Stock Compensation" (“ASC Topic 718”) which requires companies to recognize the cost of awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

The following table summarizes the changes in stock options during the 40 weeks ended November 12, 2011:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in thousands)
Options outstanding, beginning of period	169,166	$13.09	5.79	$—
Exercised	(22,500)	13.58		248

Options outstanding, end of period	146,666	$13.02	4.76	$—

Options exercisable at end of period	10,001	$12.21	1.86	$—

(1)
Intrinsic value for activities other than exercises is defined as the difference between the Company's closing stock price on the last trading day of the fiscal 2011 third quarter and the exercise price, multiplied by the number of in-the-money options.  These amounts change based on the quoted market price of the Company's stock.  For exercises, intrinsic value is defined as the difference between the Company's closing stock price on the exercise date and the exercise price, multiplied by the number of options exercised.

Share proceeds received from the exercise of stock options for the 40 weeks ended November 12, 2011, were valued at $306,000 and tax benefits realized from exercised stock options for the 40 weeks ended November 12, 2011, were $94,000.

The Company estimates the fair value of its stock options with market-based performance conditions under the Plan using Monte Carlo simulations.  Weighted-average assumptions used in calculating the fair value of these stock options are included in Note 13 of the Notes to Consolidated Financial Statements in the Company’s 2010 Annual Report on Form 10-K.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

The Company recognized stock-based compensation expense of $68,000, resulting in a deferred tax benefit of $26,000, for the 40 weeks ended November 12, 2011, based on the grant-date fair values of stock options previously granted and the derived service periods.  As of November 12, 2011, total unrecognized compensation cost related to nonvested stock options granted under the Plan was $110,000.  This unrecognized compensation cost will be recognized over a weighted-average period of 1 year.

Issuances of nonvested stock in the 40 weeks ended November 12, 2011, include grants to executive management and certain other management members and employees for fiscal year 2010 performance and/or as part of a long-term incentive plan and issuances to the Executive Chairman of the Board and non-employee Board of Director members for their services to the Company.  All nonvested stock is valued based on the fair market value of the Company’s common stock on the grant date and the value is recognized as compensation expense over the service period.

Changes in nonvested stock are as follows:

	40 Weeks Ended
	November 12, 2011
	Shares	Weighted-Average Grant-Date Value
Nonvested stock, beginning of period	76,121	$14.26
Granted	84,601	18.47
Forfeited	(7,392)	20.65
Nonvested stock, end of period	153,330	$16.28

Stock-based compensation expense related to nonvested stock	$1,098,000

For the 40 weeks ended November 12, 2011, total unrecognized compensation cost related to nonvested stock was $1.0 million.  This unrecognized compensation cost will be recognized over a weighted-average remaining period of approximately 1.1 years.

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

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

The following tables set forth the applicable components of net periodic benefit cost for the defined benefit plans:

	16 Weeks Ended
in thousands	Pension Plan		Supplemental Retirement Plan
	November 12, 2011	November 13, 2010	November 12, 2011	November 13, 2010
Components of net periodic benefit costs:
Interest cost	$948	$954	$23	$24
Expected return on plan assets	(985)	(953)	—	—
Amortization of net loss (gain)	515	376	(16)	(24)

Net periodic benefit cost	$478	$377	$7	$—

	40 Weeks Ended
in thousands	Pension Plan		Supplemental Retirement Plan
	November 12, 2011	November 13, 2010	November 12, 2011	November 13, 2010
Components of net periodic benefit costs:
Interest cost	$2,369	$2,384	$59	$61
Expected return on plan assets	(2,461)	(2,383)	—	—
Amortization of net loss (gain)	1,287	941	(40)	(60)

Net periodic benefit cost	$1,195	$942	$19	$1

The Company contributed $2.3 million to its pension plan in the 40 weeks ended November 12, 2011, and estimates it will contribute a further $513,000 in fiscal year 2011.  Future contributions to the pension plan will be dependent upon legislation, future changes in discount rates and the earnings performance of plan assets.

NOTE 11  - INCOME TAXES

In accordance with ASC Topic 740, “Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, the following required information is provided:

•
Unrecognized tax benefits were approximately $200,000 and $2.2 million at November 12, 2011 and February 5, 2011, respectively.  The decrease in unrecognized tax benefits of approximately $2.0 million results from the recognition of certain tax benefits due to statute closure. Within the next 12 months, the Company anticipates the recognition of substantially all remaining uncertain tax benefits due to additional statute closure.  Recognition of these uncertain tax benefits would favorably affect the tax rate.

•
The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense.  During the 40 weeks ended November 12, 2011, the Company recognized a credit of $46,000 related to interest and penalties due to the statute closure.  As of November 12, 2011, and February 5, 2011, the Company had approximately $0 and $46,000, respectively, accrued for the payment of interest and penalties.

•
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, many states, and Mexican and Canadian jurisdictions.  The Company is generally no longer subject to U.S. federal income tax examination for the years prior to 2008.  There is currently one ongoing examination by state authorities and no ongoing examinations by foreign taxing authorities.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

NOTE 12   - COMMITMENTS AND CONTINGENCIES

Standby Letters of Credit

As of November 12, 2011, the Company had standby letters of credit outstanding in the principal amount of $14.5 million primarily used in conjunction with the Company’s various large deductible insurance programs.

Legal Proceedings

The Company and two of its subsidiaries are defendants in a lawsuit entitled Shannon Paige, et al. v. Consumer Programs, Inc., filed March 8, 2007, in the Superior Court of the State of California for the County of Los Angeles, Case No. BC367546.  The case was subsequently removed to the United States District Court for the Central District of California, Case No. CV 07-2498-FMC (RCx).  The Plaintiff alleges that the Company failed to pay him and other hourly associates for “off the clock” work and that the Company failed to provide meal and rest breaks as required by law.  The Plaintiff is seeking damages and injunctive relief for himself and others similarly situated.  On October 6, 2008, the Court denied the Plaintiffs’ motion for class certification but allowed Plaintiffs to attempt to certify a smaller class, thus reducing the size of the potential class to approximately 200.  Plaintiffs filed a motion seeking certification of the smaller class on November 14, 2008.  The Company filed its opposition on December 8, 2008.  In January 2009, the Court denied Plaintiffs' motion for class certification as to their claims that they worked "off the clock".  The Court also deferred ruling on Plaintiff's motion for class certification as to their missed break claims and stayed the action until the California Supreme Court rules on a pending case on the issue of whether an employer must merely provide an opportunity for employees to take a lunch break or whether an employer must actively ensure that its employees take the break (Brinker Restaurant v. S. C. (Hohnbaum)).  Oral arguments in the Brinker case were held in the California Supreme Court on November 8, 2011; a decision is expected within 90 days of the oral argument. The Company believes the claims are without merit and continues its vigorous defense on behalf of itself and its subsidiaries against these claims, however, an adverse ruling in this case could require the Company to pay damages, penalties, interest and fines.

The Company and two of its subsidiaries are defendants in a lawsuit entitled Chrissy Larkin, et al. v. CPI Corporation, Consumer Programs, Inc., d/b/a Sears Portrait Studios and CPI Images, LLC, d/b/a Sears Portrait Studios, filed August 12, 2010, in the United States District Court for the Western District of Wisconsin, Civil No. 3:10-cv-00411-wmc.  The Plaintiffs filed a Second Amended Complaint on March 15, 2011.  The Plaintiffs allege that the defendants failed to pay them for all compensable time worked to provide rest and meal periods under applicable laws and to reimburse them for business related expenses.  The Plaintiffs’ actions are based on alleged violations of the laws of a number of states and the Fair Labor Standards Act.  The Plaintiffs asked for damages, declaratory and injunctive relief and statutory penalties for themselves and others similarly situated.  The Company and its subsidiaries filed an answer on September 27, 2010, and an answer to the Second Amended Complaint on April 7, 2011.  The Company denied each of the claims asserted by the Plaintiffs, but nevertheless decided to settle the lawsuit for the purpose of avoiding the burden, expense and inconvenience of continuing litigation.  The terms of settlement call for a payment by the Company of $750,000 (inclusive of fees payable to Plaintiffs’ counsel). The parties filed a Joint Motion for Approval of the Settlement Agreement and Motion to Dismiss with Prejudice on September 23, 2011. The parties are awaiting the Court's ruling on their Joint Motion.

The Company is a defendant in a lawsuit entitled TPP Acquisition, Inc. v. CPI Corp., filed April 1, 2011, as amended on April 18, 2011, in the Supreme Court of the State of New York, County of New York, Index No. 650883/2011.  Plaintiff acquired the assets of The Picture People, Inc. on or about March 1, 2011.  The Company was a competing bidder for the assets.  Plaintiff alleges that the Company has improperly used information obtained under a confidentiality agreement to interfere with Plaintiff’s business relations with landlords of Picture People studios and to engage in unfair competition.  Plaintiff seeks injunctive relief and damages of not less than $40 million.  The Company believes that the lawsuit is without merit and filed a motion to dismiss on May 19, 2011. Oral arguments were presented on the Company's motion to dismiss on October 4, 2011. The parties are awaiting the Court's ruling on the Company's motion to dismiss.

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

EXECUTIVE OVERVIEW

The Company’s Operations

CPI Corp. is a long-standing leader, based on sittings, number of locations and related revenues, in the professional portrait photography of young children, individuals and families.  From a single studio opened by our predecessor company in 1942, we have grown to 3,097 studios throughout the U.S., Canada, Mexico and Puerto Rico, principally under lease and license agreements with Walmart and license agreements with Sears and Toys “R” Us.  CPI is the sole operator of portrait studios in Walmart stores and supercenters in all 50 states in the U.S., Canada, Mexico and Puerto Rico, as well as Babies “R” Us stores in the U.S.  The Company has provided professional portrait photography for Sears’ customers since 1959 and has been the only Sears portrait studio operator since 1986.

Additionally, in connection with the Bella Pictures® Acquisition in fiscal year 2010, the Company now offers customers high-quality wedding photography and videography services and products in most major U.S. markets through a national network of certified photographers and videographers.

Management has determined the Company operates as a single reporting segment offering similar products and services in all locations.

As of the end of the third quarter in fiscal years 2011 and 2010, the Company’s studio counts were:

	November 12, 2011	November 13, 2010
Within Walmart stores:
United States and Puerto Rico	1,535	1,535
Canada	255	259
Mexico	108	104

Within Sears stores:
United States and Puerto Rico	847	862
Canada	110	110

Within Babies "R" Us stores in the United States	169	150

Locations not within above host stores	73	57

Total	3,097	3,077

Locations not within Walmart, Sears or Babies “R” Us stores include 15 free-standing SPS studio locations, 21 Kiddie Kandids mall locations, 19 Shooting Star locations (located within Buy Buy Baby stores) and 18 Portrait Gallery locations.

Market Challenges

As previously announced, the Company received notice from the New York Stock Exchange (“NYSE”) on October 12, 2011, that it is out of compliance with the NYSE’s listing standards. The Company submitted a plan to restore compliance with continued listing standards and is awaiting comment from the NYSE. It is possible that, depending on continuing trading factors and the outcome of discussions with the NYSE, the Company may need to seek listing on alternative markets in the near future.

On December 16, 2011, the Company entered into an amendment to the Credit Agreement (the “Amendment”) which included the following terms:

•	A suspension of the leverage ratio test (as defined, Total Funded Debt to EBITDA) for the quarter ended November 12, 2011;

•	A reduction of the revolving commitment under the Credit Agreement from $105 million to $90 million; and

•	Suspension of dividend and other restricted payments, including share repurchases, until the Company presents evidence of its compliance with its debt covenants.

If the leverage ratio test for the quarter ended November 12, 2011 had not been suspended, the Company would not have been in compliance with this covenant. The Company is currently evaluating long-term financing alternatives, which may include further amendment to the Credit Agreement. Until such time as financing alternatives and/or amendments are formalized, the balance currently outstanding under the revolving credit facility totaling $73.5 million as of November 12, 2011 has been classified as current in the consolidated balance sheet. While there is no certainty, the Company expects to resolve the compliance matters at which point we believe the debt will no longer be classified as current.

The Company continues to seek opportunities from its digital platform to create diversified revenue streams, drive productivity and profitability gains, leverage its manufacturing capacity and efficiency and implement aggressive, targeted marketing campaigns.  Such opportunities may be limited if the economy worsens in the foreseeable future.

RESULTS OF OPERATIONS

A summary of consolidated results of operations and key statistics follows:

in thousands, except share and per share data	16 Weeks Ended		40 Weeks Ended
	November 12, 2011	November 13, 2010	November 12, 2011	November 13, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$95,025	$106,174	$254,541	$278,086

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	8,650	7,544	20,988	19,905
Selling, general and administrative expenses	93,890	102,139	234,423	244,655
Depreciation and amortization	4,668	5,267	12,422	14,088
Other charges and impairments	1,449	3,645	6,344	2,889
	108,657	118,595	274,177	281,537

Loss from operations	(13,632)	(12,421)	(19,636)	(3,451)

Interest expense	1,286	883	2,560	3,209
Other (expense) income, net	(281)	117	(240)	587
Loss from operations before income tax benefit	(15,199)	(13,187)	(22,436)	(6,073)

Income tax benefit	(7,950)	(5,474)	(9,550)	(3,082)

Net loss	(7,249)	(7,713)	(12,886)	(2,991)
Net (loss) income attributable to noncontrolling interest	1	—	(139)	—

NET LOSS ATTRIBUTABLE TO CPI CORP.	$(7,250)	$(7,713)	$(12,747)	$(2,991)

NET LOSS PER COMMON SHARE

Net loss per common share attributable to CPI Corp. - diluted	$(1.03)	$(1.05)	$(1.81)	$(0.41)

Weighted average number of common and common equivalent shares outstanding-diluted	7,039,858	7,312,019	7,026,855	7,271,226

16 weeks ended November 12, 2011 compared to 16 weeks ended November 13, 2010

The Company reported net losses of ($7.3) million and ($7.7) million, or ($1.03) and ($1.05) per diluted share, for the 16-week third quarters ended November 12, 2011, and November 13, 2010, respectively.  Earnings in the period were significantly affected by comparable store sales declines and other charges and impairments.  Foreign currency translation effects and the Bella operations did not have a material impact on the Company’s net earnings in the third quarter of 2011.

Net sales totaled $95.0 million and $106.2 million in the third quarters of fiscal 2011 and 2010, respectively.

•
Net sales for the third quarter of fiscal 2011 decreased ($11.2) million, or (11%), to $95.0 million from the $106.2 million reported in the fiscal 2010 third quarter.  Net sales for the 2011 third quarter were positively impacted by net revenue recognition change ($1.0 million), net studio openings ($600,000), Bella sales ($3.6 million) and other items ($1.1 million).  Excluding the above impacts, comparable same-store sales in the quarter decreased approximately 16%.

Net sales from the Company’s PictureMe Portrait Studio® (PMPS) brand, on a comparable same-store basis, excluding impacts of revenue deferral related to the loyalty program and other items totaling $1.4 million, decreased 15% in the third quarter of 2011 to $48.4 million from $57.0 million in the third quarter of 2010.  The decrease in PMPS sales for the third quarter was the result of a 13% decrease in the number of sittings and a 3% decrease in the average sale per customer sitting.

Net sales from the Company’s Sears Portrait Studio (SPS) brand, on a comparable same-store basis, excluding impacts of net revenue recognition change, studio closures and other items totaling $400,000, decreased 16% in the third quarter of 2011 to $38.3 million from $45.4 million in the third quarter of 2010.  The decrease in SPS sales for the third quarter was the result of a 13% decline in the average sale per customer sitting and a 3% decline in the number of sittings.

Net sales from the Company’s Kiddie Kandids (KK) studio operations, on a comparable same-store basis, excluding impacts of studio openings and other items totaling $500,000, decreased 25% in the third quarter of 2011 to $6.2 million from $8.3 million in the third quarter of 2010.  The decrease in KK sales for the third quarter was the result of a 15% decline in the average sale per customer sitting and a 13% decline in the number of sittings.

The Bella operations contributed approximately $3.6 million in net sales in the third quarter of 2011.

Costs and expenses were $108.7 million in the third quarter of 2011, compared with $118.6 million in the comparable prior-year period.

•
Cost of sales, excluding depreciation and amortization expense, increased to $8.7 million in the third quarter of 2011, from $7.5 million in the third quarter of 2010 primarily due to incremental costs associated with the Bella operations; offset in part by lower overall production levels.

•
Selling, general and administrative (SG&A) expense declined to $93.9 million in the third quarter of 2011, from $102.1 million in the third quarter of 2010, as the benefits of reduced studio and corporate employment costs, employee insurance and host store commissions were offset in part by costs incurred in connection with the Bella operations, which increased SG&A expense by $1.4 million in the 2011 third quarter.

•
Depreciation and amortization expense was $4.7 million in the third quarter of 2011, compared with $5.3 million in the third quarter of 2010.  Depreciation expense decreased as a result of the full depreciation of certain digital assets throughout fiscal 2010.

•
In the third quarter of 2011, the Company recognized a charge of $1.4 million in other charges and impairments, compared with $3.6 million in the third quarter of 2010.  The current-quarter charges primarily related to one-time costs associated with the opening of certain Portrait Gallery studio locations and severance.  The prior-year charges included a downward adjustment to the carrying value of a large facility previously classified as "held for sale" and the write-off of debt fees related to the Company's former credit facility.

Interest expense increased to $1.3 million in the third quarter of 2011, from $883,000 in the third quarter of fiscal 2010 primarily as the result of a favorable change to the interest rate swap value in the prior year (the agreement expired in the third quarter of fiscal year 2010).

Income tax benefit was ($8.0) million and ($5.5) million in the third quarters of 2011 and 2010, respectively.  The resulting effective tax rates were 52% and 42% in 2011 and 2010, respectively.  The change in the effective tax rate in 2011 is due primarily to a change in the annualized effective tax rate, as well as certain tax benefits recognized related to a previous uncertain tax position.

40 weeks ended November 12, 2011 compared to 40 weeks ended November 13, 2010

The Company reported net losses of ($12.7) million and ($3.0) million, or ($1.81) and ($0.41) per diluted share, for the first three quarters ended November 12, 2011, and November 13, 2010, respectively.   Earnings in the period were significantly affected by comparable store sales declines, start-up costs and initial dilution associated with the Bella operations and other charges and impairments.  Foreign currency translation effects and the Kiddie Kandids studio operations did not have a material impact on the Company’s net earnings in the first three quarters of 2011.

Net sales totaled $254.5 million and $278.1 million in the first three quarters of fiscal 2011 and 2010, respectively.

•
Net sales for the first three quarters of fiscal 2011 decreased ($23.6 million), or (8%), to $254.5 million from the $278.1 million reported in the first three quarters of fiscal 2010.  Net sales for the first three quarters of 2011 were positively impacted by net studio openings ($7.4 million), Bella sales ($5.6 million), foreign currency translation ($2.0 million), net revenue recognition change ($1.8 million), E-commerce ($1.2 million) and other items ($300,000).  Excluding the above impacts, comparable same-store sales in the first three quarters decreased approximately 15%.

Net sales from the Company’s PMPS brand, on a comparable same-store basis, excluding impacts of foreign currency translation, revenue deferral related to the loyalty program and other items totaling $3.1 million, decreased 13% in the first three quarters of 2011 to $131.3 million from $151.3 million in the first three quarters of 2010.  The decrease in PMPS sales for the first three quarters was the result of a 15% decrease in the number of sittings, offset in part by a 2% increase in average sale per customer sitting.

Net sales from the SPS brand, on a comparable same-store basis, excluding impacts of studio closures, net revenue recognition change, E-commerce and other items totaling $100,000, decreased 16% in the first three quarters of 2011 to $99.4 million from $118.5 million in the first three quarters of 2010.  The decrease in SPS sales for the first three quarters was the result of a 9% decline in the number of sittings and an 8% decline in average sale per customer sitting.

Net sales from the Company’s Kiddie Kandids (KK) studio operations, on a comparable same-store basis, excluding impacts of studio openings, net revenue recognition change and other items totaling $8.5 million, decreased 24% in the first three quarters of 2011 to $9.1 million from $11.9 million in the first three quarters of 2010.  The decrease in KK sales for the first three quarters was the result of a 14% decline in the average sale per customer sitting and a 12% decline in the number of sittings.

The Bella operations contributed approximately $5.6 million in net sales in the first three quarters of 2011.

Costs and expenses were $274.2 million in the first three quarters of 2011, compared with $281.5 million in the comparable prior-year period.

•
Cost of sales, excluding depreciation and amortization expense, increased to $21.0 million in the first three quarters of 2011, from $19.9 million in the first three quarters of 2010 primarily due to incremental costs associated with the Bella operations, offset in part by lower overall production levels.

•
Selling, general and administrative (SG&A) expense declined to $234.4 million in the first three quarters of 2011, from $244.7 million in the first three quarters of 2010, as the benefits of reduced studio and corporate employment costs, host store commissions, employee insurance and advertising were offset in part by costs incurred in connection with the KK operations, which increased SG&A expense by $5.5 million in the first three quarters of 2011 compared to the prior-year comparable period, and the Bella operations, which increased SG&A expense by $4.8 million in the first three quarters of 2011, and increased payroll tax expense as a result of higher unemployment tax rates.

•
Depreciation and amortization expense was $12.4 million in the first three quarters of 2011, compared with $14.1 million in the first three quarters of 2010.  Depreciation expense decreased as a result of the full depreciation of certain digital assets throughout fiscal 2010; offset in part by an increase related to Kiddie Kandids and Bella assets.

•
In the first three quarters of 2011, the Company recognized a charge of $6.3 million in other charges and impairments, compared with $2.9 million in the first three quarters of 2010.  The current-year charges primarily related to litigation costs, severance, one-time costs associated with the opening of certain Portrait Gallery studio locations and costs incurred in connection with the Bella Pictures® Acquisition.  The prior-year charges primarily included a downward adjustment to the carrying value of a large facility previously classified as "held for sale", costs related to the Kiddie Kandids operations and the write-off of debt fees related to the Company's former credit facility; offset in part by a gain on sale of the Brampton, Ontario facility and an early termination fee received from Walmart in relation to certain early PMPS store closures.

Interest expense decreased to $2.6 million in the first three quarters of 2011, from $3.2 million in the first three quarters of fiscal 2010 primarily as the result of lower average borrowings and favorable interest rates as a result of the new credit facility, offset in part by a change in the interest rate swap value, which expired in the third quarter of fiscal year 2010.

Income tax (benefit) was ($9.6) million and ($3.1) million in the first three quarters of 2011 and 2010, respectively.  The resulting effective tax rates were 43% and 51% in 2011 and 2010, respectively.  The change in the effective tax rate in 2011 is due primarily to a change in the annualized effective tax rate, as well as certain tax benefits recognized related to a previous uncertain tax position.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of the Company’s cash flows for the first three quarters of 2011 and 2010:

in thousands	40 Weeks Ended
	November 12, 2011	November 13, 2010
	(Unaudited)	(Unaudited)
Net cash (used in) provided by:
Operating activities	$(12,046)	$15,948
Financing activities	17,551	(15,914)
Investing activities	(6,395)	(8,936)
Effect of exchange rate changes on cash	116	(380)
Net decrease in cash	$(774)	$(9,282)

Net Cash (Used In) Provided By Operating Activities

Net cash (used in) provided by operating activities was ($12.0) million and $15.9 million during the first three quarters of 2011 and 2010, respectively.  The change in cash used in the first three quarters of 2011 compared to cash provided from the first three quarters of 2010 is primarily due to an increase in cash used as a result of the change in net operating loss and the timing of payments related to changes in the various balance sheet accounts totaling approximately $26.0 million and increases in payments related to taxes of $2.9 million, Portrait Gallery studio openings of $2.2 million, litigation of $1.8 million, workers' compensation of $1.3 million and pension contributions of $1.1 million.  These increases are offset in part by reductions in payments related to interest of $3.5 million, advertising of $2.6 million and employee insurance costs of $1.3 million.

Net Cash Provided By (Used In) Financing Activities

Net cash provided by (used in) financing activities was $17.6 million and ($15.9) million in the first three quarters of 2011 and 2010, respectively.  The change in cash related to financing activities is primarily attributable to an increase in net borrowings of $34.1 million in the first three quarters of 2011 compared to the first three quarters of 2010 and the payment of debt issuance costs of $1.5 million in the first three quarters of 2010. These increases in cash provided are offset in part by the Company’s repurchase of $1.1 million of its common stock, an increase in the surrender of employee shares for taxes of $690,000 and an increase in cash dividends paid of $486,000 in the first three quarters of 2011.

Net Cash Used In Investing Activities

Net cash used in investing activities was ($6.4) million during the first three quarters of 2011 compared to ($8.9) million during the first three quarters of 2010.  The net decrease in cash used was primarily attributable to the decrease in capital spend of $4.2 million due in part to Kiddie Kandids, remodel expenditures in certain PMPS studios and certain hardware and software, offset in part by an increase in Bella capital spend, the liquidation of the Rabbi Trust of $760,000 in the second quarter of 2011 and a $2.3 million decrease in proceeds received from the sale of certain assets held for sale.

Off-Balance Sheet Arrangements

Other than standby letters of credit primarily used to support the Company’s various large deductible insurance programs, the Company has no additional significant off-balance sheet arrangements.

Commitments and Contingencies

Standby Letters of Credit

As of November 12, 2011, the Company had standby letters of credit outstanding in the principal amount of $14.5 million primarily used in conjunction with the Company’s various large deductible insurance programs.

Liquidity

Our primary sources of liquidity are cash flows from operations, cash and cash equivalents and the borrowing capacity under the Company's revolving credit facility.

On August 30, 2010, the Company entered into the Credit Agreement (the “Credit Agreement”) with the financial institutions that are or may from time to time become parties thereto and Bank of America, N.A., as administrative agent for the lenders, and as swing line lender and issuing lender.  The Credit Agreement makes available to the Company a revolving credit facility which includes letters of credit and replaces the Company's former facility.

The Credit Agreement is a four-year revolving credit facility, expiring in August 2014, in an amount of up to $90 million, with a sub-facility for letters of credit in an amount not to exceed $25 million.  In addition, the Company, at its option, may choose to increase the revolving commitment up to an additional $20 million.  The obligations of the Company under the Credit Agreement are secured by (i) a guaranty from certain material direct and indirect domestic subsidiaries of the Company, and (ii) a lien on substantially all of the assets of the Company and such subsidiaries.

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

On December 16, 2011, the Company entered into an amendment to the Credit Agreement (the “Amendment”) which included the following terms:

•	A suspension of the leverage ratio test for the quarter ended November 12, 2011;

•	A reduction of the revolving commitment under the Credit Agreement from $105 million to $90 million; and

•
Suspension of dividend and other restricted payments, including share repurchases, until the Company presents evidence of its compliance with its debt covenants. The Company will not be making fiscal year 2012 first-quarter dividend payments and has no specified date at which it will resume dividend payments.

If the leverage ratio test for the quarter ended November 12, 2011 had not been suspended, the Company would not have been in compliance with this covenant. The current Credit Agreement requires a leverage ratio not to exceed 2.50 to 1.00. As of November 12, 2011, the Company's calculated leverage ratio was 3.10 to 1.00. The Company is currently evaluating long-term financing alternatives, which may include further amendment to the Credit Agreement. Until such time as financing alternatives and/or amendments are formalized, the balance currently outstanding under the revolving credit facility totaling $73.5 million as of November 12, 2011 has been classified as current in the consolidated balance sheet. While there is no certainty, the Company expects to resolve the compliance matters at which point we believe the debt will no longer be classified as current.

As of November 12, 2011, the Company has recorded unamortized prepaid debt fees of approximately $1.4 million pertaining to the Credit Agreement, which will be charged to expense in the fourth quarter in proportion to the decrease in the revolving commitment resulting from the Amendment. Furthermore, the Company incurred costs of approximately $255,000 in connection with the Amendment.

Sales trends have been lower than anticipated during fiscal year 2011, and if these trends do not improve, our available liquidity from cash flows from operations will be adversely affected. If the Company breaches its debt covenants in future quarters under the revolving credit facility, we anticipate that, but there can be no guaranty that, the lenders would suspend or waive the breach and we would be in default under the terms of the revolving credit facility. In the event that lenders do not suspend or waive possible breaches of covenants, the lenders could cause the related indebtedness to become due and payable immediately or it could result in our having to refinance this indebtedness under unfavorable terms. If our debt were accelerated and we were not able to obtain other adequate financing, our existing assets may not be sufficient to repay our debt in full. As of November 12, 2011, we had negative equity of $(3.6) million. There can be no assurance that we will be able to refinance any or all of this indebtedness and therefore there can be no guaranty that our existing sources of cash will be adequate to meet our liquidity requirements including cash requirements that may be due under our revolving credit facility.

Management has implemented plans to improve liquidity through improvements to results from operations, cost reductions and operational and investment alternatives. There can be no assurance that we will be successful with our plans or that our results of operations will materially improve. Prolonged declines in our stock price or sales trends at our studios could result in an impairment of our goodwill and other long-lived assets.

Our future capital requirements will depend on many factors and we may require additional financing beyond our currently anticipated amounts. Any such required additional financing may not be available on reasonable terms, if at all, given our prospects and the current economic environment. Additional financing may involve significant cash payment obligations and covenants that restrict our ability to make investments in long-term strategic initiatives or initiatives that have long-term rates of return.

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

Long-Lived Asset Recoverability

In accordance with ASC Topic 360, “Property, Plant and Equipment” (“ASC Topic 360”) long-lived assets, primarily property and equipment, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  The impairment tests, as prescribed under ASC Topic 360, are a two-step process.  If the carrying value of the asset exceeds the expected future cash flows (undiscounted and without interest) from the asset, impairment is indicated.  The impairment loss recognized is the excess of the carrying value of the asset over its fair value.  As of November 12, 2011, no impairment was indicated.

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

The Company performs its annual goodwill impairment test at the end of its second quarter, or more frequently if circumstances indicate the potential for impairment.  As of the end of the second quarter, and as of November 12, 2011, the Company has goodwill recorded of approximately $21.8 million, which relates primarily to one goodwill reporting unit – PMPS.

At the end of the Company's 2011 second fiscal quarter, the Company completed its annual goodwill impairment test and concluded that the estimated fair value of its PMPS reporting unit substantially exceeded its carrying value, and therefore, no impairment was indicated. Key items of consideration in the Company's impairment test included the Company's market capitalization relative to the carrying value of its net assets, the estimates of fair value of the reporting units using a discounted cash flow model that is based upon unobservable inputs that management believes are reasonable and other relevant factors. Key assumptions in the calculation of fair value were the discount rate, long term growth rates in sales and profit margins (the most significant assumption being the Company's expectation of future PMPS studio sales levels), as well as our reconciliation to our market capitalization (implied control premium).

As of November 12, 2011, in view of our results for the third quarter and the market challenges as discussed more fully in the "Executive Overview" section, the Company performed an impairment test as of November 12, 2011, and concluded no impairment of its PMPS reporting unit existed at that date. However, the Company has experienced a significant decline in its stock price and sales trends have been lower than anticipated in fiscal year 2011. A prolonged decline in our stock price or a prolonged unfavorable trend in our studio sales if that were to occur could be viewed as a triggering event in a future reporting period and could have a direct negative impact on our fair value determinations; as such, impairments of goodwill could occur and would have a material adverse effect on our financial results. We will continue to monitor the recoverability of the carrying value of these assets.

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

As of November 12, 2011, the Company evaluated whether an impairment of its intangible assets had occurred in consideration of projected cash flow data, as well as other relevant factors, and concluded that no impairment was indicated at that date.  However, if market conditions at the studio or host store levels significantly deteriorate over a prolonged period, which would result in lower than expected PMPS studio sales, or if there are changes in circumstances, assumptions or estimates, including historical and projected cash flow data, utilized by the Company in its evaluation of the recoverability of its intangible assets with definite useful lives, it is possible that the Company would be required to write-down its intangible assets and record a non-cash impairment charge, which could be significant, and would adversely affect the Company's financial position and results of operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties.  The Company identifies forward-looking statements by using words such as “preliminary,” “plan,” “expect,” “looking ahead,” “anticipate,” “estimate,” “believe,” “should,” “intend” and other similar expressions.  Management wishes to caution the reader that these forward-looking statements, such as the Company’s outlook with respect to the integration of the Bella Pictures® business, portrait studios, net income, future cash requirements, cost savings, compliance with debt covenants, valuation allowances, reserves for charges and impairments, capital expenditures and other similar statements, are only predictions or expectations; actual events or results may differ materially as a result of risks facing the Company.  Such risks include, but are not limited to: the Company's dependence on Walmart, Sears and Toys “R” Us, the approval of the Company’s business practices and operations by Walmart, Sears and Toys “R” Us, the termination, breach, limitation or increase of the Company's expenses by Walmart under the lease and license agreements and Sears and Toys “R” Us under the license agreements, the Company's ability to comply with its debt covenants under its revolving credit facility, the Company's ability to generate sufficient cash flow or raise additional capital to cover its operating expenses, the inability of the Company to pay dividends, the Company's failure to restore compliance with the continued listing rule of the New York Stock Exchange which could cause the Company's common stock to be delisted from the New York Stock Exchange, the integration of the Bella Pictures® operations into the Company and the continued development and operation of the Bella Pictures® business, customer demand for the Company's products and services, the development and operation of the Kiddie Kandids business, the economic recession and resulting decrease in consumer spending, manufacturing interruptions, dependence on certain suppliers, competition, dependence on key personnel, fluctuations in operating results, a significant increase in piracy of the Company's photographs, widespread equipment failure, restrictions on the Company’s business imposed by agreements governing its debt, implementation of marketing and operating strategies, outcome of litigation and other claims, impact of declines in global equity markets to the pension plan, impact of foreign currency translation and other risks as may be described in the Company’s filings with the Securities and Exchange Commission, including its Form 10-K for the fiscal year ended February 5, 2011, as originally filed on April 21, 2011.  The risks described above do not include events that the Company does not currently anticipate or that it currently deems immaterial, which may also affect its results of operations and financial condition.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” included in the Company’s 2010 Annual Report on Form 10-K for the fiscal year ended February 5, 2011, as originally filed on April 21, 2011, with the Securities and Exchange Commission.  The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates and foreign exchange rates.

At November 12, 2011, all of the Company’s debt obligations have floating interest rates.  The impact of a 1% change in interest rates affecting the Company’s debt would increase or decrease interest expense by approximately $735,000.

The Company’s net assets, net earnings and cash flows from its Canadian and Mexican operations are based on the U.S. dollar equivalent of such amounts measured in the respective country’s functional currency.  Assets and liabilities are translated to U.S. dollars using the applicable exchange rates as of the end of a reporting period.  Revenues, expenses and cash flows are translated using the average exchange rate during each period.  The Company’s Canadian operations constitute 12% of the Company’s total assets and 16% of the Company’s total sales as of and for the 40 weeks ended November 12, 2011.  A hypothetical 10% unfavorable change in the Canadian-to-U.S. dollar exchange rate would cause an approximate $1.8 million decrease to the Company’s net asset balance and could materially adversely affect its revenues, expenses and cash flows.  The Company’s exposure to changes in foreign exchange rates relative to the Mexican operations is minimal, as Mexican operations constitute only 2% of the Company’s total assets and 3% of the Company’s total sales as of and for the 40 weeks ended November 12, 2011.

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

Under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of November 12, 2011.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of November 12, 2011.

b)	Evaluation of Disclosure Controls and Procedures

There were no changes in the Company’s internal control over financial reporting during the quarter ended November 12, 2011, which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 of the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Items 1, 2, 3 and 4 are inapplicable and have been omitted.

Item 1A. Risk Factors

In addition to the other information set forth in this report and the risk factors set forth below, you should carefully consider the factors in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended February 5, 2011, as originally filed on April 21, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the fiscal year ended February 5, 2011, and below, do not include events that the Company does not currently anticipate or that it currently deems immaterial, which may also affect its results of operations and financial condition.

If we fail to meet our revolving credit facility's financial covenants, our business and financial condition could be adversely affected.

We have a significant amount of debt outstanding that contains financial and non-financial covenants with which we must comply that place restrictions on our subsidiaries and us. As of December 19, 2011, we had $65.9 million of indebtedness under our revolving credit facility and available liquidity under our revolving commitment of $9.7 million. The Credit Agreement contains financial covenants including a leverage ratio test (as defined, Total Funded Debt to EBITDA) and an interest coverage ratio test (as defined, EBITDA minus capital expenditures to interest expense).  Other covenants include limitations on lines of business, additional indebtedness, liens and negative pledge agreements, incorporation of other debt covenants, guarantees, investments and advances, cancellation of indebtedness, restricted payments, modification of certain agreements and instruments, inconsistent agreements, leases, consolidations, mergers and acquisitions, sale of assets, subsidiary dividends, and transactions with affiliates. On December 16, 2011, we amended our revolving credit facility which included the following terms:

•	A suspension of the leverage ratio test for the quarter ended November 12, 2011;

•	A reduction of the revolving commitment under the Credit Agreement from $105 million to $90 million; and

•
Suspension of dividend and other restricted payments, including share repurchases, until the Company presents evidence of its compliance with its debt covenants. The Company will not be making fiscal year 2012 first-quarter dividend payments and has no specified date at which it will resume dividend payments.

If the leverage ratio test for the quarter ended November 12, 2011 had not been suspended, the Company would not have been in compliance with this covenant. The current Credit Agreement requires a leverage ratio not to exceed 2.50 to 1.00. As of November 12, 2011, the Company's calculated leverage ratio was 3.10 to 1.00. The Company is currently evaluating long-term financing alternatives, which may include further amendment to the Credit Agreement. Until such time as financing alternatives and/or amendments are formalized, the balance currently outstanding under the revolving credit facility totaling $73.5 million as of November 12, 2011 has been classified as current in the consolidated balance sheet. While there is no certainty, the Company expects to resolve the compliance matters at which point we believe the debt will no longer be classified as current.

Without improvement in our operating results or a suspension or waiver of the lenders with respect to certain financial covenants, we are at risk of violating the revolving credit facility financial covenants when they are tested at the end of the fourth quarter of fiscal year 2011. If the Company breaches its debt covenants in future quarters under the revolving credit facility, there is no guarantee the lenders would suspend or waive the breach and we would be in default under the terms of the revolving credit facility. In this event, the lenders could cause the related indebtedness to become due and payable immediately or it could result in our having to refinance this indebtedness under unfavorable terms. If our debt were accelerated and we were not able to obtain other adequate financing, our existing assets may not be sufficient to repay our debt in full. As of November 12, 2011, we had negative equity of ($3.6) million. There can be no assurance that we will be able to refinance any or all of this indebtedness.

In addition, any defaults incurred under our Credit Agreement could trigger a default under our host agreements with Walmart and Sears, which could materially adversely affect our business operations.

Our revolving credit facility was recently amended so it restricts our ability to pay dividends and we may not be able to pay dividends in the future unless we are able to comply with the financial covenants contained in our revolving credit facility.

On December 16, 2011, our revolving credit facility was amended to suspend our third-quarter leverage ratio test because we would otherwise not comply with the financial covenant contained in our Credit Agreement. One of the provisions of this amendment requires us to suspend dividend and other restricted payments, including share repurchases, until the Company presents evidence of its compliance with its debt covenants. If we are unable to pay dividends in the future, the market price of our common stock could be adversely affected.

Our liquidity has been, and may continue to be, negatively impacted. If we are unable to locate suitable sources of capital when needed, we may be unable to maintain or expand our business.

We cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements including cash requirements that may be due under our revolving credit facility. As a result of continuing adverse sales trends, we have experienced a deterioration of our liquidity. Specifically, amounts available under our revolving credit facility were reduced from $105 million to $90 million in connection with our Amendment to our Credit Agreement discussed above. As of December 19, 2011, we had available liquidity under our revolving commitment of $9.7 million. We may require more liquidity than is available to us under our revolving credit facility as a result of lower than anticipated operating cash flows and other unanticipated events. If our cash balances, cash flows from operations, and availability under our Credit Agreement, as amended, are insufficient to satisfy our debt obligations, finance our operations, and if alternative capital is not available, we may not be able to meet our operating expenses or we may need to curtail or limit our existing operations. There can be no assurance that our results of operations will materially improve, and accordingly, we may be unable to meet our obligations as they become due.
If our goodwill or intangible assets become impaired, we will be required to record impairment charges, which may be significant.

A material portion of our long-term assets consist of goodwill and intangible assets representing our PMPS host agreement recorded as a result of the PCA Acquisition. We do not amortize goodwill, but rather review it for impairment on an annual basis or, along with our intangible assets, whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The recoverability of these assets is dependent on our ability to generate sufficient future earnings and cash flows. Any changes in estimates, circumstances or conditions, resulting from both internal and external factors, such as a prolonged decline in our stock price or PMPS studio sales trends, could have a significant impact on our fair valuation determination, which could then result in a material impairment charge in our results of operations.

We have been notified by the New York Stock Exchange (“NYSE”) that we did not meet its continued listing requirements. If we are unable to rectify this non-compliance, our common stock may be delisted from trading on the NYSE, which could have a material adverse effect on the liquidity and value of our common stock.

In addition to several other continued listing standards, the NYSE requires that issuers with securities listed on the NYSE maintain an average market capitalization, over a 30-day trading period, greater than $50 million and stockholders' equity greater than $50 million. On October 12, 2011, the NYSE notified us that we were not in compliance with this continued listing standard. We have submitted a business plan to the NYSE demonstrating how we plan to regain compliance with this standard within 18 months of receipt of the notice and are awaiting comment from the NYSE. It is possible that, depending on continuing trading factors and the outcome of discussions with the NYSE, our common stock may be delisted from the NYSE and we may need to seek listing on alternative markets in the near future. Delisting could negatively impact us by, among other things, reducing the liquidity and market price of our common stock, reducing the number of investors willing to hold or acquire our common stock and limiting our ability to issue additional securities or obtain additional financing in the future.

Item 5. Other Information

Amendment to Credit Agreement

On December 16, 2011, the Company entered into an amendment to its Credit Agreement dated as of August 30, 2010 with Bank of America, N.A., as administrative agent for the lenders (the “Amendment”). The following summary of the Amendment is qualified by reference in its entirety to the Amendment, which is incorporated herein by reference to Exhibit 10.54 filed within this Form 10-Q.

The Amendment included the following terms:

•	A suspension of the leverage ratio test (as defined, Total Funded Debt to EBITDA) for the quarter ended November 12, 2011;

•	A reduction of the revolving commitment under the Credit Agreement from $105 million to $90 million; and

•	Suspension of dividend and other restricted payments, including share repurchases, until the Company presents evidence of its compliance with its debt covenants.

Item 6. Exhibits

Exhibits:    An Exhibit index has been filed as part of this Report on Page E-1 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI CORP.
(Registrant)

By:          /s/Dale Heins
_____________________________________
Dale Heins
Executive Vice President, Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:           /s/Rose O'Brien
____________________________________
Rose O'Brien
Vice President, Corporate Controller
(Principal Accounting Officer)

Date: December 22, 2011

CPI CORP.
E-1
EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
10.52
Amendment No. 7 dated September 11, 2011, to the Master Lease Agreement, dated as of June 8, 2007, as amended on June 20, 2007 and August 20, 2007 (the "Master Lease"), by and between the Company and Wal-Mart Stores East, LP, a Delaware limited partnership, Wal-Mart Stores, Inc., a Delaware Corporation, Wal-Mart Louisiana, LLC, a Delaware limited liability company, and Wal-Mart Stores Texas, LLC, a Texas limited partnership, filed within this Form 10-Q as Exhibit 10.52. (Confidential treatment requested for portions of this document).+

10.53	Certificate of Amendment of Certificate of Incorporation, dated August 29, 2011, filed within this Form 10-Q as Exhibit 10.53.

10.54
Amendment No. 1 dated December 16, 2011, to the Credit Agreement, dated as of August 30, 2010, among the Company and Bank of America, N.A., as administrative agent for the lenders, filed within this Form 10-Q as Exhibit 10.54.

11.1	Computation of Per Common Share Loss - Diluted - for the 16 and 40 weeks ended November 12, 2011, and November 13, 2010.

11.2	Computation of Per Common Share Loss - Basic - for the 16 and 40 weeks ended November 12, 2011, and November 13, 2010.

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by the Chief Executive Officer.

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by the Chief Financial Officer.

32.0	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and the Chief Financial Officer.

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Schema Document

101.CAL^	XBRL Taxonomy Calculation Linkbase Document

101.DEF^	XBRL Taxonomy Definition Linkbase Document

101.LAB^	XBRL Taxonomy Label Linkbase Document

101.PRE^	XBRL Taxonomy Presentation Linkbase Document

*	Management contract or compensatory plan available to employees, officers or directors.
^	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed "furnished" and "not filed".
+
Confidential treatment requested for portions of this document. Portions for which confidential treatment is requested are denoted by [***]. Material omitted has been filed separately with the Securities and Exchange Commission.