Form 10-K
period 2012-02-04
CPI CORP
filed 2012-05-07
CIK 25354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 4, 2012                                             or

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

Large accelerated filer ☐        Non-accelerated filer ☐        Accelerated filer ☒        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐ Yes     ☒ No

As of July 23, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $70,194,000 based on the closing sales price of the common stock as reported on the New York Stock Exchange.

As of April 27, 2012, 7,046,880 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Annual Report incorporates by reference certain information from the registrant’s definitive proxy statement for the 2012 annual meeting of the shareholders, which the registrant intends to file with the Securities and Exchange Commission no later than 120 days after the close of the registrant’s fiscal year ended February 4, 2012.

Forward-Looking Statements

The statements contained in this report, and in particular in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties.  The Company identifies forward-looking statements by using words such as "preliminary," "plan," "expect," "looking ahead," "anticipate," "estimate," "believe," "should," "intend," and other similar expressions.  Management wishes to caution the reader that these forward-looking statements, such as the Company’s outlook with respect to its significant liquidity challenges, the integration of the Bella Pictures® business, portrait studios, net income, future cash requirements, cost savings, compliance with debt covenants, valuation allowances, reserves for charges and impairments, capital expenditures and other similar statements, are only predictions or expectations; actual events or results may differ materially as a result of risks facing the Company.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” beginning on page 10 of this report.  The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.

Business

An Overview of the Company

CPI Corp. (“CPI”, the “Company” or “we”), a Delaware corporation formed in 1982, is a long-standing leader, based on sittings, number of locations and related revenues, in the professional portrait photography of young children, individuals and families.  From a single studio opened by our predecessor company in 1942, we have grown to 3,058 studios, as of February 4, 2012, throughout the U.S., Canada, Mexico and Puerto Rico, principally under lease and license agreements with Walmart Stores, Inc. (“Walmart”) and license agreements with Sears, Roebuck and Co. (“Sears”) and Toys “R” Us – Delaware, Inc. ("Toys "R" Us" or “TRU”). The Company has closed 479 studio locations in fiscal year 2012; see discussion in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. Since January 2011, the Company also offers wedding photography and videography services and products through its subsidiary, Bella Pictures Holdings, LLC ("Bella Pictures®" or "Bella®").

Since 2007, the Company has provided professional portrait photography for Walmart customers and has been the sole operator of portrait studios in Walmart stores and supercenters in all fifty states in the U.S., Canada, Mexico and Puerto Rico.  For purposes of this report, the Walmart studio operations are operating within CPI Corp. under the trade names PictureMe Portrait Studio® in the U.S., Walmart Portrait Studios in Canada and Estudios Fotografia de Walmart in Mexico, collectively “PMPS” or the “PMPS brand”.  The Company has also provided professional portrait photography for Sears’ customers since 1959 and has been the only Sears portrait studio operator since 1986. Since 2010, the Company has provided professional portrait photography services under the Kiddie Kandids name to customers in Babies "R" Us stores through a license agreement with Toys "R" Us.

As of February 4, 2012, PMPS operates 1,895 studios worldwide, including 1,536 in the U.S. and Puerto Rico, 253 in Canada and 106 in Mexico, Sears Portrait Studios (“SPS” or the “SPS brand”) operates 936 studios worldwide, including 826 in the U.S. and Puerto Rico and 110 in Canada, and Kiddie Kandids Portrait Studios (“KKPS” or the “KKPS brand”) operates 190 studios in the U.S. The Company has closed 349, 5 and 125 PMPS, SPS and KKPS studio locations, respectively, in fiscal year 2012; see discussion in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. Approximately $28.1 million, $0.7 million and $215,000 of long-lived assets are used in our domestic, Canadian and Mexican operations, respectively, as of February 4, 2012.  The Company generated fiscal year 2011 net sales of $297.1 million, $56.4 million and $8.2 million related to its domestic, Canadian and Mexican operations, respectively, which accounted for 82%, 16% and 2% of total revenues in fiscal year 2011, respectively.

We operate websites which support and complement our Walmart, Sears and Toys “R” Us studio operations.  These websites serve as vehicles to archive, share portraits via email (after a portrait session) and order additional portraits and products.  In the year ended February 4, 2012 ("fiscal 2011"), revenues from on-line sales and services related to these websites were approximately $5.1 million.  We also operate a website for Bella Pictures® which serves as a vehicle to reserve/book weddings, select specialized, unique product offerings and view/edit photographs and videos from the wedding day. In the second half of 2011, the Company also tested its FotoNet.com™ photography deals program which offers program members special offers on studio and on-location photography and a range of other specialized services and products.

The Company’s Products and Services

Each of the Company’s portrait studio brands offers customers a wide range of differentiated portrait products, portrait choices, ordering options and service offerings with digital capabilities.  CPI’s full digital process offers significant advantages compared to other portrait providers, including being the only company that employs trained digital technicians who optimize portrait quality during the manufacturing process.  For definition purposes, a package sitting consists of a fixed number of portraits, all of the same pose, for a relatively low price.  Package customers may also buy additional portrait sheets.  A custom sitting consists of portraits purchased by the sheet and allows for a variety of sizes, poses and backgrounds.  A collection sitting consists of a predetermined number of portraits bundled together at significant savings.

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

With the Company's January 2011 acquisition of substantially all of the assets and certain liabilities of Bella Pictures, Inc., a leading provider of branded wedding photography services (the “Bella Pictures® Acquisition”), the Company began offering customers high-quality wedding photography and videography services and products in many major U.S. markets through a national network of certified photographers and videographers.  Approximately 2% of our fiscal 2011 revenue was derived from Bella® sales.

Bella Pictures® offers services and products for wedding packages which consist of wedding photographer services to photograph the wedding and the production of digital negative compact discs, prints and various combinations of albums.  Bella Pictures® also offers pre-wedding engagement photography and wedding videography services.  Bella Pictures® uses a photojournalistic approach to photographing weddings with the goal of telling the story of the customer’s wedding day.

Bella Pictures®’ customers also have the ability to book/order their wedding services and products through a website the Company maintains.  Through this website, customers can reserve/book weddings, select specialized, unique product offerings and view/edit photographs and videos from the wedding day.

Going Concern

The Company's consolidated financial statements have been prepared assuming that it will continue as a going concern; however, the conditions noted in the Liquidity section below raise substantial doubt about the Company's ability to do so. While the consolidated financial statements reflect significant asset impairment and tax valuation allowances for fiscal 2011, they do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of and classification of liabilities that may result should the Company be unable to continue as a going concern. Our independent registered public accounting firm issued its report dated May 4, 2012 in connection with the audit of our financial statements as of and for fiscal 2011 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

Liquidity

In late third quarter and continuing through the fourth quarter of fiscal 2011, the Company experienced lower than expected sales which has continued into fiscal 2012. As a result of profit shortfalls in the third quarter, and noncompliance with the leverage ratio covenant (as defined, Total Funded Debt to EBITDA) we entered into an amendment (the "Amendment") to the Credit Agreement (the “Credit Agreement”) on December 16, 2011, which suspended the leverage ratio test for the quarter ended November 12, 2011, reduced the revolving commitment from $105 million to $90 million, and suspended dividend and other restricted payments, including share repurchases.

The Company's primary sources of liquidity have historically been cash flows from operations and the borrowing capacity available under its Credit Agreement. Its business is highly seasonal, with significant operating cash flow historically being generated in the fiscal fourth quarter. The reduction in available borrowing capacity resulting from the Amendment coupled with a significant reduction in earnings and operating cash flow, which is largely attributable to lower than expected sales at the end of the third quarter and in the fourth quarter which has continued into fiscal 2012, has resulted in significant liquidity challenges for the Company. We incurred a net loss of $56.7 million for the fiscal year ended February 4, 2012, which included significant impairment, restructuring and other related charges, and used $5.7 million of cash for operations. As of February 4, 2012, our current liabilities of $116.5 million (including $74.0 million due under our Credit Agreement) exceed our current assets of $25.3 million, and there is a total stockholders' deficit of $58.8 million. As of February 4, 2012, we are not in compliance with our covenants under the Credit Agreement.

Additional liquidity through cash flows from operations, additional borrowing capacity under its Credit Agreement, or a combination of both, is needed to satisfy the Company's cash flow needs in fiscal 2012. The Company is in active discussions with its lenders to obtain both a short-term financial debt covenant compliance waiver to cure the existing default, as well as further amendments to the Credit Agreement to avoid subsequent defaults, and to increase the borrowing capacity under the lending arrangement. There can be no assurances that the lenders will grant such waivers or agree to amendments on commercially reasonable terms, if at all. If the Company's debt is accelerated and it is unable to obtain other adequate financing, the Company's existing assets are not sufficient to repay its debt in full and the Company's business operations will be materially adversely affected.

See Note 2 to the Notes to Consolidated Financial Statements.

Financial and Other Business Information

See Item 8 – Financial Statements and Supplementary Data for information on our financial condition, including revenues and net (loss) earnings for each of the last three fiscal years.  For geographic-related information, see Note 3 to the Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies.

The Company’s Host Relationships

Walmart

On June 8, 2007, the Company acquired substantially all of the assets of Portrait Corporation of America (“PCA”) and certain of its affiliates and assumed certain liabilities of PCA (the “PCA Acquisition”) and became the sole operator of portrait studios in Walmart Stores and Supercenters in the U.S., Canada, Mexico and Puerto Rico.  The Company operates under the trade names PictureMe Portrait Studio® in the U.S., Walmart Portrait Studios in Canada and Estudios Fotografia de Walmart in Mexico.  As of February 4, 2012, the Company operated 1,895 studios in Walmart locations worldwide and approximately 51% of our fiscal 2011 revenue was derived from sales within Walmart.

In fiscal year 2011, the Company closed one Walmart studio due to underperformance.  As of April 27, 2012, the Company has closed 349 such locations in fiscal year 2012 due to underperformance; see discussion in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.  We are not aware of any specific intentions Walmart has to close a significant number of existing stores that contain our portrait studios.  There can be no assurance that some such closures may not occur in the future thus resulting in the concurrent closure of some of our existing portrait studios.  As part of the PCA Acquisition, we assumed certain preexisting lease and license agreements between PCA and Walmart.  These agreements are summarized below.

Effective June 8, 2007, the Company entered into the U.S. Master Lease Agreement (the “Agreement”), negotiated by PCA and Walmart during PCA’s bankruptcy proceedings, which requires us to pay a rental fee to Walmart based upon a percentage of sales of our studios operating in Walmart’s U.S. stores.  On September 8, 2010, the Company entered into an amendment with Walmart to this Agreement (the "Sixth Amendment") which extended the lease term from January 31, 2013 to January 31, 2016, with one three-year option to extend by mutual agreement of the parties. On September 11, 2011, the Company entered into an amendment with Walmart to this Agreement (the "Seventh Amendment") which requires us to pay a rental fee to Walmart based on a percentage of sales from services performed and merchandise sold or delivered from our studios operating in Walmart's U.S. stores from which services or sales are primarily derived from photography services performed outside of the studios operating in Walmart's U.S. stores.  As of February 4, 2012, we operated 1,536 U.S. studios under this Agreement.

Our relationship with Walmart Canada Corp. ("Walmart Canada") is governed by an amended and restated license agreement effective January 1, 2006.  We are required to pay Walmart Canada a license fee based on a percentage of the sales of our portrait studios operated in Walmart’s Canadian stores.  Studios that were in operation on the effective date of this agreement are subject to a license schedule, which specifies expiration dates for those specific studios.  Based on this license schedule, our Canadian studios’ licenses expire as follows: 125 in 2012, 72 in 2013, 33 in 2014, 22 in 2015 and 1 in 2017.  Although we anticipate that these agreements will renew, there is no assurance of such.  As of February 4, 2012, we operated 253 studios under the agreement with Walmart Canada.

Within Mexico, our relationship with Nueva Walmart De Mexico, S de R.L. de C.V. ("Nueva Walmart De Mexico") is governed by an agreement dated as of June 1, 2002, for the first 44 studios. New agreements, with the same terms, are entered into as additional studios are added in Mexico. The agreements run for an undefined period of time. Neither party may terminate an agreement for a studio during the studio's first year of operation; thereafter, either party may terminate the agreement with respect to a studio by giving the other party written notice 30 days prior to the termination date.  Under these agreements, Nueva Walmart De Mexico is compensated based upon a percentage of our total sales in all Walmart studios in Mexico.  As of February 4, 2012, we operated in 106 Nueva Walmart De Mexico studios.

Sears

We have enjoyed a strong relationship with Sears for over 50 years under a series of license agreements, the most recent of which was entered into on December 22, 2008, pursuant to which the Company operates professional portrait studios at Sears locations in the U.S.

Pursuant to the terms and subject to the conditions of the License Agreement, we operate professional portrait studios under the name “Sears Portrait Studios.” The term of the License Agreement commenced on January 1, 2009, and ends on December 31, 2014.  The Company has the right to extend the License Agreement for up to four additional years if (i) it makes over a certain amount of capital expenditures with respect to Sears U.S. studios that are approved by Sears within a 12 month period, (ii) the net sales under the contract satisfy certain sales growth targets in 2013 or (iii) the Company pays Sears the amount that it would have owed Sears if the sales growth targets were met (taking into account amounts already paid to Sears).  Under the License Agreement, the Company pays Sears a percentage commission on the net sales of the Sears U.S. studios and shares with Sears a portion of actual savings from operating productivity improvements implemented through the cooperation of the parties.  Under the terms of our existing License Agreement with Sears in the United States, Sears is under no contractual obligation to invite us to open portrait studios in their new stores.  Once we do establish a portrait studio in a new Sears store, that studio is then governed by the terms of our existing License Agreement.

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

As of February 4, 2012, the Company operated 813 studios located in Sears stores and 13 freestanding studios under the Sears name in the U.S. and approximately 40% of our fiscal 2011 revenue was derived from sales within Sears.  We provide all studio furniture, equipment, fixtures, leasehold improvements and advertising and are also responsible for hiring, training and compensating our employees.  As a Sears licensee in studios located in Sears stores, we enjoy the benefits of using the Sears name, access to prime retail locations, Sears’ daily cashiering and bookkeeping systems, store security services and Sears’ assumption of certain credit card fees and credit and check authorization risks.  Our customers also have the convenience of using their Sears credit cards to purchase our products and services.  As a Sears licensee in freestanding studios under the Sears name in the U.S., we pay rent and utilities at each of these locations and benefit from the use of the Sears name.

The Company operates professional portrait studios in 110 Sears locations in Canada pursuant to a six-year license agreement with Sears Canada, Inc., a subsidiary of Sears (“Sears Canada, Inc.”), effective August 19, 2009.  The Company pays Sears a license fee in Canadian dollars based on total annual net sales.  The Company provides all studio furniture, equipment, fixtures and advertising and is responsible for hiring, training and compensating its employees. As a Sears licensee in studios located in Sears stores, we enjoy the benefits of using the Sears name, access to prime retail locations, Sears’ daily cashiering and bookkeeping systems, store security services and Sears’ assumption of credit and check authorization risks.  Our customers also have the convenience of using their Sears credit cards to purchase our products and services.

Throughout the period of our relationship with Sears, Sears has never terminated the operation of any of our studios, except in connection with Sears store closings or conversions.  In fiscal year 2011, the Company closed 47 related Sears studios due to Sears store closings and conversions.  The Company closed one such Sears studio in fiscal year 2012. We are not aware of any specific intentions to close a significant number of existing full-line, mall-based stores that contain our portrait studios.  There can be no assurance that some such closures may not occur in the future thus resulting in the concurrent closure of some of our existing portrait studios.  The closure of a significant number of Sears full-line, mall-based stores that result in the closing of related portrait studios, to the extent such closures are not offset by openings of portrait studios in new Sears stores or other formats or venues, could have an adverse impact on the Company’s operations.  The Company also closed nine of its freestanding SPS locations due to underperformance in fiscal year 2011, and four such locations in fiscal year 2012.

Toys “R” Us

Effective April 20, 2010, the Company entered into a license agreement with Toys “R” Us (“TRU”) which grants the Company an exclusive license to operate photo studios in certain Babies “R” Us stores under the Kiddie Kandids name.  The term of the agreement expires on January 31, 2016.  The agreement contains certain termination rights for both the Company and TRU.  The fees paid to TRU under the agreement are based upon the Gross Sales of the studios operated under the agreement.  As of February 4, 2012, the Company operated 169 studios located in Babies “R” Us stores and 21 Kiddie Kandids mall locations.  Approximately 7% of our fiscal year 2011 revenue was derived from KKPS sales.

In fiscal year 2011, the Company closed three Kiddie Kandids studio locations in Babies "R" Us stores due to underperformance.  The Company closed 125 such locations as of April 27, 2012, in fiscal year 2012, due to underperformance (103 of these studio closures were the result of certain minimum sales requirements not being met as stipulated by the license agreement with TRU); see discussion in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. We are not aware of any specific intentions TRU has to close a significant number of existing Babies "R" Us stores that contain our portrait studios.  There can be no assurance that some such closures may not occur in the future thus resulting in the concurrent closure of some of our existing portrait studios.

The Company provides all studio furniture, equipment, fixtures, leasehold improvements and advertising and is also responsible for hiring, training and compensating its employees.  As a licensee in studios located in Babies “R” Us stores, we enjoy the benefits of access to prime retail locations, store security services, TRU's daily cashiering and bookkeeping systems and TRU's assumption of credit card fees and certain credit and authorization risks.  As a licensee in freestanding mall locations under the Kiddie Kandids name in the U.S., we pay rent and utilities at each of these locations.

Industry Background and Competition

We compete in a highly fragmented domestic professional photography industry, estimated to be approximately $8.8 billion. The industry is segmented into five main categories: portrait photography, wedding photography, commercial photography, other event photography and other products and services. The primary customer categories within the portrait segment are babies, preschoolers, school-age children (including youth sports and graduation portraits), adults, families/groups, passports and business portraits.  Our competitors include large studio chains operating in national retailers, other national free-standing portrait studio companies, national school and church photographers and a large number of independent portrait photography and videography providers.  The majority of the industry is comprised of small, independent photography companies and individual photographers.

Like CPI’s studio operations, other portrait photography companies provide services in retail hosts, such as LifeTouch (JC Penney, Target, K-Mart, Belk’s, Meijer’s and Macy’s). We believe that we are the largest of these competitors based on revenues generated in the respective retail hosts.  A number of other companies in the professional portrait photography industry operate free-standing studios on a national, regional or local basis.  Among the more sizeable of these companies are Picture People and Portrait Innovations, which operate independent mall-based or strip mall locations.

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

The industry remains in constant transformation brought about by significant advances in digital photographic technology. These technologies have made it possible to capture, manipulate, store and print high-resolution digital images in a decentralized environment. It is this digital evolution that has required industry incumbents to review and adjust their business models while fostering a number of new digital start-ups.  The digital evolution has generated photographic experimentation with the consumer and a “do-it-yourself” mentality that did not exist in years past.  This has significantly impacted overall portrait studio activity and frequency.

Our Bella Pictures® business generally competes on the basis of price, value, service, quality, location and product mix.  Bella Pictures® caters to couples who want the convenience of technology-enabled services with the personal touch of consulting sessions.  It is the only national brand offering customers high-quality wedding photography and videography services and products in many major U.S. markets through a network of certified photographers and videographers.  Bella Pictures’® main competitors are local, independent wedding photography and videography providers.

Seasonality and Inflation

Our business is highly seasonal, with the largest volume occurring in the fourth fiscal quarter, between Thanksgiving and Christmas.  For fiscal years 2011 and 2010, fourth quarter net sales accounted for 30% and 32% of total net sales for the respective years. Historically, most, if not all, of the net earnings for the year are generated in the fourth fiscal quarter.  The timing of Easter, another seasonally important time for portraiture sales, can have a significant impact on the timing of recognition of sales revenues between the Company’s first and second fiscal quarters.  Historically, earlier Easters translate into lower sales due to the closer proximity of the earlier Easter date to the preceding Christmas holiday season during which customers are most portrait-active.  Most of the Company’s Easter-related sales in fiscal 2011, a year with a late Easter, and in fiscal 2010, a year with an early Easter, were recognized as revenues, in accordance with the Company’s revenue recognition policies reflected in Note 1 in the accompanying Notes to Consolidated Financial Statements, in the second and first fiscal quarters, respectively.  The moderate rate of inflation over the past three years has not had a significant effect on the Company’s revenues and profitability.

Suppliers

We purchase photographic paper and processing chemistry from four major manufacturers.  Eastman Kodak provides photographic paper for all central lab fulfillment pursuant to an agreement in effect through July 31, 2013.  Dye sublimation paper used for proof sheets, portrait collages and portrait orders delivered at the end of a sitting in digital studios is provided primarily by Dai Nippon Printing Co., Ltd. as of April 1, 2011 (Sony prior to this date) and Kanematsu.  Fujifilm North America Corp. provides photographic chemistry for central lab fulfillment.  We purchase digital camera and lens components, monitors, computers, printers and other equipment and materials from a number of leading suppliers.

Typically, we do not encounter difficulty in obtaining equipment and materials in the quantity and quality we require and we do not anticipate any problems in obtaining our requirements in the future.

We operate our U.S. studios in full digital platform utilizing a fully paid perpetual license to use the software and source code from one vendor for our studio photography digital systems, which allows us to scale the use of the software as necessary to support our studios.  We also have internally developed software that is fully functional in our international studios in Canada, Mexico and Puerto Rico.

Intellectual Property

We own certain registered service marks and trademarks, including Portrait Creations®, PictureMe Portrait Studio®, BigShots®, Kiddie Kandids®, Kiddie Kandids Portrait Studios®, Bella®, Bella Pictures®, Studio Blue® and My Online Portraits®, which have been registered with the United States Patent and Trademark Office.  Our rights to these trademarks will continue as long as we comply with the usage, filing and other legal requirements relating to the renewal of trademarks.

The Company’s Employees

As of February 4, 2012, the Company employed approximately 11,900 employees, including approximately 7,100 part-time and temporary employees. The Company's future growth will be highly dependent upon the skills of its key technical and management personnel both in its corporate office and in its portrait studios, some of whom would be difficult to replace. There can be no assurance that the Company can retain such personnel or that it can attract and retain other highly qualified personnel in the future. No employee of the Company is represented by a collective bargaining agreement, nor has the Company experienced a work stoppage. The Company considers its relations with its employees to be good.

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

Item 1A.    Risk Factors

We wish to caution readers that in addition to the important factors described elsewhere in this Annual Report on Form 10-K, the following important factors, among others, sometimes have affected, or in the future could affect, our actual results and could cause our actual consolidated results during fiscal 2012, and beyond, to differ materially from those expressed in any forward-looking statements made by us or on our behalf.  The risks and uncertainties described below are not the only ones facing us and do not include other events that we do not currently anticipate or that we currently deem immaterial that may also affect our results of operations and financial condition.

The Company may be unable to continue as a going concern.

As described in the risk factors below concerning liquidity and indebtedness as well as the sections entitled Going Concern and Liquidity in Item 1, the combination of profit shortfalls, lack of adequate availability to support operational needs and uncertainty regarding the future of the Credit Agreement have created substantial doubt about the Company's ability to operate as a going concern. The Company's consolidated financial statements have been prepared assuming that it will continue as a going concern. While the financial statements reflect significant asset impairment and tax valuation allowances for fiscal 2011, they do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of and classification of liabilities that may result should the Company be unable to continue as a going concern. Our independent registered public accounting firm issued its report dated May 4, 2012 in connection with the audit of our financial statements as of and for fiscal 2011 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

Management is implementing plans to improve liquidity through improvements to results from operations, store closures, cost reductions and operational alternatives. However, there can be no assurance that we will be successful with our plans or that our future results of operations will improve. If sales trends do not improve, our available liquidity from cash flows from operations will be materially adversely affected. There can be no assurance that we will be able to improve cash flows from operations, or that we will be able to refinance any or all of our indebtedness. Therefore, there can be no guarantee that our existing sources of cash and our future cash flows from operations will be adequate to meet our liquidity requirements, including cash requirements that are due under the Credit Agreement and that are needed to fund our business operations. If we are unable to address our liquidity challenges, then our business and operating results would be materially adversely affected, and the Company may then need to curtail its business operations and/or reorganize its capital structure.

The Company's primary sources of liquidity are cash flows from operations, cash and cash equivalents and the borrowing capacity under the Company's revolving credit facility.

Our business is highly seasonal, with significant operating cash flow historically being generated in the fiscal fourth quarter. We currently face a liquidity shortfall due primarily to a significant reduction in our earnings and operating cash flow, which is largely attributable to lower than expected sales at the end of our third quarter and in the fourth quarter which has continued into fiscal 2012, and our current lack of committed and available borrowing capacity under our Credit Agreement.

We incurred a net loss of $56.7 million for the fiscal year ended February 4, 2012, which included significant impairment, restructuring and other related charges, and used $5.7 million of cash for operations. As of February 4, 2012, our current liabilities of $116.5 million (including $74.0 million due under our Credit Agreement) exceed our current assets of $25.3 million, and there is a total stockholders' deficit of $58.8 million. On December 21, 2011, in connection with obtaining a waiver of noncompliance with its leverage coverage ratio, the amount of availability under the Company's Credit Agreement was reduced from $105 million to $90 million. As of February 4, 2012, we are not in compliance with our financial covenants under the Credit Agreement, and such noncompliance continues to exist as of May 4, 2012.

During 2012, the Company will require additional liquidity through cash flows from operations, additional borrowing capacity under our Credit Agreement, or a combination of both, to satisfy the cash flow needs of our business. It is unlikely that the Company's financial performance in fiscal 2012 will be sufficient to enable it to generate sufficient cash flows from operations to meet these liquidity needs and to be in compliance with the financial covenants under the Credit Agreement, as amended, for the balance of fiscal 2012 unless the Credit Agreement is further amended or the Company obtains alternative sources of funding. The Company is in active discussions with its lenders to obtain both a short-term financial debt covenant compliance waiver to cure the existing default, as well as further amendments to the Credit Agreement to avoid subsequent defaults, and to increase the borrowing capacity under the lending arrangement. There can be no assurances that the lenders will grant such waivers or amendments on commercially reasonable terms, if at all.

Management is implementing plans to improve liquidity through improvements to results from operations, store closures, cost reductions and operational alternatives. However, there can be no assurance that we will be successful with our plans or that our future results of operations will improve. If sales trends do not improve, our available liquidity from cash flows from operations will be materially adversely affected. There can be no assurance that we will be able to improve cash flows from operations, or that we will be able to refinance any or all of our indebtedness. Therefore, there can be no guarantee that our existing sources of cash and our future cash flows from operations will be adequate to meet our liquidity requirements, including cash requirements that are due under the Credit Agreement and that are needed to fund our business operations.

If we are unable to address our liquidity shortfall, then our business and operating results would be materially adversely affected, and the Company may then need to curtail its business operations and/or reorganize its capital structure. There can be no assurance that we will be able to refinance any or of our indebtedness. If our debt is accelerated and we are unable to obtain other adequate financing, our existing assets are not sufficient to repay our debts in full.

We have a significant amount of indebtedness and are currently not in compliance with covenants stipulated by our Credit Agreement, which could materially and adversely affect our ability to operate our business.

As of February 4, 2012, we had $74.0 million of outstanding borrowings under our Credit Agreement.As described more fully in Note 10 to the Notes to Consolidated Financial Statements, we are required to comply with a number of financial covenants under our Credit Agreement. The current Credit Agreement requires a leverage ratio (as defined, Total Funded Debt to EBITDA) not to exceed 2.50 to 1.00 and an interest coverage ratio (as defined, EBITDA minus capital expenditures to interest expense) that must exceed 3.00 to 1.00. On December 16, 2011, we entered into an Amendment to the Credit Agreement, which, among other things, reduced the revolving commitment from $105 million to $90 million, suspended dividend and other restricted payments, including share repurchases, and waived the Company's noncompliance of the leverage ratio covenant for the quarter ended November 12, 2011.

As of February 4, 2012, the Company's calculated leverage and interest coverage ratios were 5.58 to 1.00 and 2.43 to 1.00, respectively; therefore, the Company was not in compliance with these covenants and such noncompliance continues to exist as of May 4, 2012. Furthermore, it is unlikely that the Company's financial performance in fiscal 2012 will be sufficient to enable it to generate sufficient cash flows from operations to meet the liquidity needs of the business and to be in compliance with the financial covenants under the Credit Agreement, as amended, for the balance of fiscal 2012 unless the Credit Agreement is further amended or the Company obtains alternative sources of funding. Accordingly, we are in active discussions with the lenders to secure additional borrowing capacity under the Credit Agreement and to secure both a short-term financial debt covenant compliance waiver to cure the existing default, as well as further amendments to the Credit Agreement to avoid a subsequent default. There can be no assurances that the lenders will grant such waivers or amendments on commercially reasonable terms, if at all.

There can be no assurance that we will be able to refinance any or of our indebtedness. If our debt is accelerated and we are unable to obtain other adequate financing, our existing assets are not sufficient to repay our debts in full.

If our sittings trends continue to decline, our sales results could be materially adversely affected.

Consumer discretionary spending has been materially and adversely impacted by higher levels of unemployment and other negative economic conditions in recent years, which has significantly impacted our sittings trends over the past few years. Sittings trends have also declined due to competition and the digital evolution that has generated a "do-it-yourself" mentality in consumers. Additionally, in the second half of 2011, the Company tested certain marketing offers which were less effective than anticipated and resulted in substantial sittings declines. We are currently assessing certain strategic initiatives to improve our sittings trends; however, we cannot be certain our efforts will provide the anticipated results. If we are unable to successfully implement these initiatives, or if unemployment levels or other economic conditions worsen, our sittings trends could continue to decline and our sales results could be materially adversely affected.

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

Our business practices and procedures must at all times be acceptable to Walmart, Sears and Toys “R” Us.  In addition, under our agreements there are substantial contractual rights, some of which are described more fully in "Item 1. Business", which the host can exercise in a manner that can have a material adverse effect on us.  Consequently, in the future, we may be required to make changes to our business practices and procedures, including with regard to advertising and promotions, product offerings, studio facilities and technology in response to host requests that would not be in our best interests and could materially and adversely affect our sales, costs, margins, business development or other aspects of our business.

Our hosts may terminate, breach, otherwise limit or increase our expenses under our agreements.

Our Walmart, Sears and Toys “R” Us studios in the U.S., Canada and Mexico are operated pursuant to certain license and lease agreements.  Our agreements have the following expiration dates: for our U.S. and Puerto Rico Walmart studios, January 2016; for our Canada Walmart Studios, 125 in 2012, 72 in 2013, 33 in 2014, 22 in 2015 and 1 in 2017; for our Mexico Walmart studios, with 30-day notice after one year of operation; for our U.S. Sears studios, December 2014; for our Canada Sears studios, August 2015; for our Puerto Rico Sears studios, December 2014; and for our U.S. Toys “R” Us studios, January 2016.  These agreements are more fully described in “Item 1. The Company’s Host Relationships.”

Walmart and Sears are under no obligation to renew these agreements.  The agreement with Toys “R” Us provides the Company and Toys “R” Us terms to renew the agreement under certain conditions.  Our hosts may also seek to increase the fees we pay under our agreements upon renewal of the agreements.  We do not have the contractual right to close any poorly performing locations without Walmart’s or Sears’ consent.  Under our agreement with Toys “R” Us, the Company and Toys “R” Us may close certain underperforming locations under specified conditions.  In addition, our agreements do not prohibit Walmart, Sears or Toys “R” Us from selling many of the tangible goods we sell, or from processing digital photos in other departments within their stores.  Furthermore, there is always the risk that Walmart, Sears or Toys “R” Us might breach our agreements. Our hosts have sufficient bargaining power to demand terms and conditions that may materially adversely affect our business and operating results. For example, under our License Agreement with Sears, Sears may terminate the agreement if the Company takes any action that is likely to materially adversely affect the Company, its Sears U.S. studios or Sears. Our 2011 operating results, our noncompliance with the covenants contained in our Credit Agreement and our need to raise additional liquidity could cause our hosts to seek to reduce the business that they conduct with us or to terminate their agreements with us, which would materially adversely affect our business and operating results.  An adverse change in any other aspects of our business relationship with Walmart, Sears or Toys “R” Us, including the reduction of the number of studios operated pursuant to such arrangements or a decision by Walmart, Sears or Toys “R” Us to license or lease studios to other persons, could have a material adverse effect on us.

If we are required to close additional studios, our financial position may be materially adversely affected.

In fiscal year 2011, the Company closed 1, 9 and 3 of its PMPS, SPS and KKPS studio locations, respectively, due to underperformance, as well as 47 SPS studio locations as a result of Sears store closures or conversions. In the first quarter of fiscal year 2012, the Company closed 349, 5 and 125 underperforming PMPS, SPS and KKPS studios, respectively. The determination to close the PMPS studio locations, 4 of the SPS studios (free-standing) and 22 of the KKPS studio locations was the result of an in-depth analysis by the Company of its portfolio in an effort to focus resources in a manner that will generate the greatest long-term shareholder value. The decision to close the additional 103 KKPS studio locations was the result of certain minimum sales requirements not being met as stipulated by the host agreement with TRU.

If our studio sales trends do not improve or if Sears closes a significant number of its stores that contain our portrait studios, we may be required to close additional studio locations in our host retail stores, which could materially adversely affect our business and operating results.

We may not be able to realize the anticipated benefits from the Bella Pictures® Acquisition.

Achieving the anticipated benefits of the Bella Pictures® Acquisition depends on the timely, efficient and successful execution of a number of events, including the continued integration of the Bella Pictures® business into the Company.  Factors that could affect the Company’s ability to achieve these benefits include:

•	Difficulty in integrating and managing personnel, financial reporting and other systems used by the Bella Pictures® business into the Company;

•	failure of the Bella Pictures® business to perform in accordance with the Company’s expectations;

•	failure to achieve anticipated synergies between the Company’s business and the Bella Pictures® business; and

•	lack of available future cash for continued investment.

In fiscal year 2011, the Bella Pictures® operations sustained losses of $7.6 million. If we are unable to effectively integrate the Bella Pictures® business and begin operating as anticipated, it could materially harm the Company’s business, financial condition and results of operations.  The integration of Bella Pictures® has placed significant demands on administrative, operational and financial resources, and there is no assurance that the Company will be able to successfully integrate the Bella Pictures® business.  Failure to successfully integrate the Bella Pictures® business with CPI and manage the challenges presented by the integration process, as well as failure to obtain adequate future cash for continued investment, may prevent the Company from achieving anticipated benefits of the acquisition and could have a material adverse effect on our business and operating results.

Higher levels of unemployment and other negative economic conditions in recent years has materially impacted consumer spending and adversely affected our financial position.

Consumer discretionary spending has been materially and adversely impacted by higher levels of unemployment and other negative economic conditions in recent years, which have affected consumer confidence and disposable income.  If consumer discretionary spending declines, demand for our products could decrease and we may be forced to discount our merchandise, which in turn could reduce our revenues, gross margins, operating cash flows and earnings.  Additionally, our business is highly seasonal, with the largest volume occurring in the fourth fiscal quarter, between Thanksgiving and Christmas. The fourth quarters in fiscal 2011 and 2010 accounted for approximately 30% and 32% of total net sales for the respective years.  As a result, any adverse impact on our fourth quarter operating results would significantly impact annual operating results.  Our fourth quarter operating results may fluctuate significantly based on many factors, including holiday spending patterns and economic and weather conditions.

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

The companies in our industry compete on the basis of price, service, quality, location, product mix and convenience of retail distribution channel.  If the Company cannot continue to provide perceived value for our customers, this could have a material adverse impact on sales and profitability.  To compete successfully, we must continue to remain competitive in the areas of price, service, quality, location, product mix and offerings and convenience of distribution.

If our key suppliers become unable or unwilling to continue to provide us supplies under our current contracts, we will need to obtain an alternative source of supplies. If we enter into an agreement to obtain such supplies at less desirable terms, our financial condition and results of operations could be materially adversely affected.

As described in “Item 1. Suppliers,” the Company purchases photographic paper, dye sublimation paper, processing chemistry and other equipment and materials from several suppliers.  We operate our U.S. studios in full digital platform utilizing a fully paid perpetual license to use the software and source code from one vendor for our studio photography digital systems which allows us to scale the use of the software as necessary to support our studios. If these companies become unable or unwilling to continue to provide us supplies or services under our current arrangements, or if prices are increased dramatically, we will need to obtain alternative sources of supplies or services.

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

We currently operate our U.S. studios in full digital platform utilizing a fully paid perpetual license to use the software and source code from one vendor for our studio photography digital systems, which allows us to scale the use of the software as necessary to support our studios. Any material delay in the vendor's networking environment, coupled with a failure to implement alternative solutions, could have an adverse effect upon the operations of the business.  Although the Company has internally developed software utilized in its international studios, should our software vendor no longer operate, the Company may be forced to roll out its software to all studios, which could be costly and could delay digital production for a period of time.  Although on-site printing is an available alternative to central printing in the Sears’ and Kiddie Kandids studios, it currently would be difficult and costly for on-site printing to replace central fulfillment during the holiday busy season.  On-site printing is available for only limited PMPS studios.  Any disruption of our processing systems for any reason could adversely impact our business, financial condition and results of operations.

If our long-lived tangible assets become further impaired, we will be required to record additional impairment charges, which may be significant.
A material portion of our long-term assets consist of property and equipment. We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. As a result of lower than anticipated sales experienced in 2011, primarily in the fourth quarter, the Company performed impairment tests for certain of its asset groups as of February 4, 2012 and recorded a $13.6 million impairment charge in fiscal 2011 related to certain property and equipment. The recoverability of our property and equipment is dependent on our ability to generate sufficient future cash flows. Any changes in estimates, circumstances or conditions, resulting from both internal and external factors, such as studio sales trends, could have a significant impact on the Company's ability to recover its investment in property and equipment from future cash flows, which could then result in additional material impairment charges in our results of operations.
If our goodwill or intangible assets become further impaired, we will be required to record additional impairment charges, which may be significant.
A material portion of our long-term assets consist of goodwill and intangible assets representing our PMPS host agreement recorded as a result of the PCA Acquisition. We do not amortize goodwill, but rather review it for impairment on an annual basis or, along with our intangible assets, whenever events or changes in circumstances indicate that their carrying value may not be recoverable.

As a result of the Company's significant decline in its stock price and lower than anticipated sales experienced in 2011, primarily in the fourth quarter, the Company performed a goodwill impairment test as of February 4, 2012 and recorded a $12.1 million impairment charge in the fourth quarter of fiscal 2011 related to goodwill on its PMPS and SPS reporting units. Furthermore, we recognized an impairment of $4.7 million related to our PMPS host agreement asset. The recoverability of our goodwill and intangible assets is dependent on our ability to generate sufficient future earnings and cash flows. Any changes in estimates, circumstances or conditions, resulting from both internal and external factors, such as PMPS studio sales trends, could have a significant impact on our ability to recover our goodwill and PMPS host agreement asset, which could then result in additional material impairment charges in our results of operations.
We are subject to litigation and other claims that could have an adverse effect on our business.

We are a defendant in a pending legal proceeding related to allegations that the Company failed to pay certain employees for “off the clock” work and provide meal and rest breaks as required by law.  Additionally, the Company is a defendant in three separate lawsuits regarding alleged improper use of confidential information, false statements and omissions that caused CPI common stock to trade at artificially inflated prices and breach of fiduciary duty, waste of corporate assets and unjust enrichment. The outcomes of these proceedings are currently undeterminable and we are unable to estimate the financial impact to the Company, if any.  The defense of these actions may be both time consuming and expensive.  If these legal proceedings were to result in unfavorable outcomes, they could have material adverse effects on our business, financial position and results of operations.

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
Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

The following table sets forth certain information concerning the Company’s principal facilities as of February 4, 2012:

LOCATION	APPROXIMATE AREA IN SQUARE FEET	PRIMARY USES	OWNERSHIP OR LEASE
Matthews, North Carolina	860,000	Unoccupied Administration and Portrait processing facility (includes 696,000 square feet in land)	Owned (1)
Charlotte, North Carolina	372,000	Administration, Warehousing and Portrait processing (includes 315,000 square feet in land)	Owned
Charlotte, North Carolina	348,000	Undeveloped, industrial land	Owned (1)
St. Louis, Missouri	341,000	Headquarters, Administration and Portrait processing (includes 31,000 square feet in land)	Owned
St. Louis, Missouri	159,000	Parking lots	Owned
St. Louis, Missouri	53,000	Warehousing	Leased (2)
Charlotte, North Carolina	51,000	Parking lots	Owned
San Francisco, California	10,000	Bella Headquarters	Leased (3)
Brampton, Ontario	5,000	Administration	Leased (4)

(1)	Properties are not in use. See Note 7 to the Notes to Consolidated Financial Statements for further discussion.

(2)	Lease term expires on July 31, 2018.

(3)	Lease term expires on September 30, 2013.

(4)	Month-to-month lease term.

Studio license/lease agreements

As of February 4, 2012, the Company operates portrait studios in host stores under license and lease agreements as shown below:

NUMBER OF STUDIOS	COUNTRY	LICENSOR/LESSOR
1,536	United States and Puerto Rico	Walmart
813	United States and Puerto Rico	Sears
169	United States	Toys "R" Us
253	Canada	Walmart Canada Corp.
110	Canada	Sears Canada, Inc.
106	Mexico	Nueva Walmart de Mexico, S, de R.L. de C.V.
71	United States studios not in Walmart, Sears or Toys "R" Us	Third parties - generally leased for at least 3 years with some having renewal options.

In the first quarter of fiscal year 2012, the Company closed 349, 5 and 125 underperforming PMPS, SPS and KKPS studios, respectively. The determination to close the PMPS studio locations, 4 of the SPS studios (free-standing) and 22 of the KKPS studio locations was the result of an in-depth analysis by the Company of its portfolio in an effort to focus resources in a manner that will generate the greatest long-term shareholder value. The decision to close the additional 103 KKPS studio locations was the result of certain minimum sales requirements not being met as stipulated by the host agreement with TRU.

The Company pays Walmart, Sears and Toys “R” Us a fee based on annual sales within the respective host stores.  This fee covers the Company’s use of space in the host stores, the use of the Walmart name in Canada and Mexico and the use of the Sears and Kiddie Kandids names.  The Company also pays fees to Sears related to certain cost savings for reduced operating hours and to Walmart for certain services or products sold or delivered in studio locations for photography services derived outside the studio locations.  No separate amounts are paid to hosts expressly for the use of space.

The Company believes that the facilities used in its operations are adequate for its present and anticipated future operations.

Item 3.    Legal Proceedings

The Company and two of its subsidiaries are defendants in a lawsuit entitled Shannon Paige, et al. v. Consumer Programs, Inc., filed March 8, 2007, in the Superior Court of the State of California for the County of Los Angeles, Case No. BC367546.  The case was subsequently removed to the United States District Court for the Central District of California, Case No. CV 07-2498-FMC (RCx).  The Plaintiff alleges that the Company failed to pay him and other hourly associates for “off the clock” work and that the Company failed to provide meal and rest breaks as required by law.  The Plaintiff is seeking damages and injunctive relief for himself and others similarly situated.  On October 6, 2008, the Court denied the Plaintiffs' motion for class certification but allowed Plaintiffs to attempt to certify a smaller class, thus reducing the size of the potential class to approximately 200.  Plaintiffs filed a motion seeking certification of the smaller class on November 14, 2008.  The Company filed its opposition on December 8, 2008.  In January 2009, the Court denied Plaintiffs' motion for class certification as to their claims that they worked "off the clock".  The Court also deferred ruling on Plaintiff's motion for class certification as to their missed break claims and stayed the action until the California Supreme Court rules on a pending case on the issue of whether an employer must merely provide an opportunity for employees to take a lunch break or whether an employer must actively ensure that its employees take the break (Brinker Restaurant v. S. C. (Hohnbaum)).  The California Supreme Court ruled on the Brinker case on April 12, 2012. The Court held that employers do not have to ensure that a meal period is taken, but have only to make it available. The Court in the Paige case has requested briefs from the parties in May on the impact of the Brinker case and scheduled a hearing for June 4, 2012. The Company believes the claims are without merit and continues its vigorous defense on behalf of itself and its subsidiaries against these claims, however, an adverse ruling in this case could require the Company to pay damages, penalties, interest and fines. It is not possible to determine the ultimate outcome of this action or to estimate the potential impact on the Company's results of operations, liquidity or financial position.

The Company and two of its subsidiaries were defendants in a lawsuit entitled Chrissy Larkin, et al. v. CPI Corporation, Consumer Programs, Inc., d/b/a Sears Portrait Studios and CPI Images, LLC, d/b/a Sears Portrait Studios, filed August 12, 2010, in the United States District Court for the Western District of Wisconsin, Civil No. 3:10-cv-00411-wmc.  The Plaintiffs filed a Second Amended Complaint on March 15, 2011.  The Plaintiffs alleged that the defendants failed to pay them for all compensable time worked, to provide rest and meal periods under applicable laws and to reimburse them for business related expenses.  The Plaintiffs' actions are based on alleged violations of the laws of a number of states and the Fair Labor Standards Act.  The Plaintiffs asked for damages, declaratory and injunctive relief and statutory penalties for themselves and others similarly situated.  The Company and its subsidiaries filed an answer on September 27, 2010, and an answer to the Second Amended Complaint on April 7, 2011.  The Company denied each of the claims asserted by the Plaintiffs, but nevertheless decided to settle the lawsuit for the purpose of avoiding the burden, expense and inconvenience of continuing litigation.  The terms of settlement call for a payment by the Company of $750,000 (inclusive of fees payable to Plaintiffs' counsel). The parties filed a Joint Motion for Approval of the Settlement Agreement and Motion to Dismiss with Prejudice on September 23, 2011. Pursuant to inquiry of the Court and stipulation of the parties, the Plaintiffs filed a Third Amended Complaint on December 8, 2011 to convert each “opt-in” to a named Plaintiff. On December 29, 2011, the Court entered an Order Approving the Joint Motion for Approval of the Settlement Agreement and Dismissal with Prejudice. The Company paid a total of $750,000 to the Plaintiffs and their counsel in accordance with the Settlement Agreement in early February 2012. Accordingly, this matter is resolved.
The Company is a defendant in a lawsuit entitled TPP Acquisition, Inc. v. CPI Corp., filed April 1, 2011, as amended on April 18, 2011, in the Supreme Court of the State of New York, County of New York, Index No. 650883/2011.  Plaintiff alleges it acquired the assets of The Picture People, Inc. on or about March 1, 2011.  The Company was a competing bidder for the assets.  Plaintiff alleges that the Company has improperly used information obtained under a confidentiality agreement to interfere with Plaintiff's business relations with landlords of Picture People studios and to engage in unfair competition.  Plaintiff seeks injunctive relief and damages of not less than $40 million.  The Company believes that the lawsuit is without merit and filed a motion to dismiss on May 19, 2011. Oral arguments were presented on the Company's motion to dismiss on October 4, 2011. On February 14, 2012, the Court denied the Company's Motion to Dismiss the breach of contract and interference with the Plaintiff's business relations with landlords, but granted the Company's Motion to Dismiss the unfair competition claim. The Company filed an Answer and Counterclaims on March 26, 2012. It is not possible to determine the ultimate outcome of this action or to estimate the potential impact on the Company's results of operations, liquidity or financial position.
The Company is a defendant in a lawsuit entitled IBEW Local 98 Pension Fund v. CPI Corp., et al., filed January 13, 2012 in the United States District Court for the Eastern District of Missouri, Civil Action No. 4:12-CV-75 AGF. IBEW Local 98 Pension Fund (IBEW) commenced a putative securities class action against CPI Corp. (CPI), Renato Cataldo, Dale E. Heins and David M. Meyer on January 13, 2012. The Complaint was brought on behalf of all persons who purchased or otherwise acquired CPI common stock between April 20, 2010 and December 21, 2011, inclusive (the “Class Period”). IBEW alleges on behalf of the purported class that, as a result of the defendants' allegedly false statements and omissions, CPI common stock traded at artificially inflated prices during the Class Period. By court stipulation dated February 9, 2012, the parties agreed that not later than 60 days after entry of an Order appointing Lead Plaintiff and Lead Counsel, the Lead Plaintiff shall file a consolidated amended class action complaint, which shall be deemed the operative complaint and the Defendants shall answer or otherwise respond to the Consolidated Complaint within 60 days after service of the Consolidated Complaint. On March 13, 2012, plaintiffs IBEW and George David filed a motion for appointment as Lead Plaintiffs and for approval of Lead Plaintiffs' Counsel. That motion is pending. It is not possible to determine the ultimate outcome of this action or to estimate the potential impact on the Company's results of operations, liquidity or financial position. CPI currently expects to move to dismiss the amended complaint after it is filed, believes it is without merit and will vigorously defend itself in this matter.

The Company is a defendant in a lawsuit entitled Heim v. Meyer, et al., filed on February 24, 2012 in the 22nd Judicial Circuit Court of St. Louis, Missouri, Civil Action No. 1222CC00943. Wayne Heim, derivatively on behalf of the Company, commenced a shareholder derivative action against David M. Meyer, Renato Cataldo, Dale E. Heins, James J. Abel, Michael S. Koeneke, John Turner White, IV, Michael Glazer, Eric Salus and the Company, as a nominal defendant, on February 24, 2012. The complaint alleges breach of fiduciary duty, waste of corporate assets and unjust enrichment by the Individual Defendants, each of whom is or was a director or officer, or both, of the Company during the events alleged. Plaintiffs allege that the defendants instituted inadequate corporate controls and, as a result, certain defendants made essentially the same allegedly false and misleading statements about CPI's financial performance between April 20, 2010 and December 21, 2011 as alleged in the IBEW Securities action described above. Plaintiff further alleges that the defendants permitted a waste of corporate assets by among other things paying excessive compensation to certain of its executive officers and directors, increasing dividend payments and continuing share buybacks. Plaintiffs seek an unspecified amount of damages and specified reforms to the Company's corporate governance. The parties filed a stipulation on April 12, 2012 to stay the matter until 30 days after a ruling on Defendants' motion to dismiss the IBEW Securities action. It is not possible to determine the ultimate outcome of this action or to estimate the potential impact on the Company's results of operations, liquidity or financial position. The Company expects to move to dismiss the complaint.

The Company is also a defendant in other routine litigation, but does not believe these lawsuits, individually or in combination with the cases described above, will have a material adverse effect on its financial condition.  The Company cannot, however, give assurances that these legal proceedings will not have a material adverse effect on its business or financial condition.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock and Cash Dividends

Since April 17, 1989, the Company's common stock has been traded on the New York Stock Exchange ("NYSE") under the symbol CPY. Effective February 9, 2012, the Company's common stock began trading on the OTCQX marketplace under the symbol "CPIC". The Company transitioned to the OTCQX marketplace after trading of its common stock was delisted from the NYSE because the Company fell below an average market capitalization of $15 million over a consecutive 30-trading-day period, a minimum threshold for continued NYSE listing.

The following tables set forth the high and low closing prices of the common stock reported by the NYSE, prior to February 8, 2012, and the dividends declared for each full quarterly period during the Company's last two fiscal years.

FISCAL YEAR 2011
(ending February 4, 2012)	HIGH	LOW	DIVIDEND
First Quarter	$24.59	$17.97	$0.25
Second Quarter	16.69	11.80	0.25
Third Quarter	11.82	5.80	0.25
Fourth Quarter	5.97	1.27	0.25

FISCAL YEAR 2010
(ending February 5, 2011)	HIGH	LOW	DIVIDEND
First Quarter	$28.63	$12.57	$0.16
Second Quarter	31.91	21.31	0.25
Third Quarter	28.03	18.73	0.25
Fourth Quarter	30.80	19.43	0.25

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

	2007	2008	2009	2010	2011	2012

CPY	$100.00	$38.88	$14.83	$28.55	$44.34	$5.90
S&P 500	$100.00	$97.80	$60.57	$80.39	$98.00	$102.03
Russell 2000	$100.00	$90.34	$57.39	$78.92	$103.51	$106.41

Shareholders of Record

As of April 27, 2012, the closing sales price of the Company’s common stock on the OTCQX was $0.82 per share with 7,046,880 shares outstanding and 1,193 holders of record.

Dividends

The Company has in the past and may from time to time pay cash dividends on its common stock, as its Board of Directors deems appropriate, after consideration of the Company's operating results, financial condition, cash requirements, restrictions imposed by Delaware law and credit agreements, including maximum limits of cash to be used to pay for dividends, general business conditions and such other factors as the Board of Directors deems relevant.

While the Company paid a regular quarterly dividend in the past two fiscal years, the Company's ability to to pay dividends is currently restricted pursuant to the Amendment to its Credit Agreement, dated December 16, 2011. The Company does not expect to pay any dividends in the foreseeable future. See further discussion in Notes 2 and 10 to the Notes to Consolidated Financial Statements.

Issuer Repurchases of Equity Securities

On August 25, 2010, the Company’s Board of Directors approved a stock repurchase program.  On August 24, 2011, the Company's Board of Directors authorized an extension of its share repurchase program and an increase in total shares from 1.0 million to 1.5 million shares. During the fiscal year ended February 4, 2012, the Company repurchased 52,937 shares of its common stock in the first fiscal quarter at an average price of $20.54 per share under this program.  The Company did not repurchase any of its equity securities during the fourth quarter of fiscal 2011. The remaining maximum number of shares that may yet be purchased under the program as of April 27, 2012, is 1,122,347 shares.

The Company's ability to repurchase shares of its common stock is currently restricted pursuant to the Amendment to its Credit Agreement, dated December 16, 2011. See further discussion in Notes 2 and 10 to the Notes to Consolidated Financial Statements.

Item 6.    Selected Consolidated Financial Data

The summary historical consolidated financial data as of and for each of the fiscal years in the five-year period ended February 4, 2012, set forth below have been derived from the Company’s audited consolidated financial statements. The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included herein.  Fiscal year 2008 includes 53 weeks compared to 52 weeks for all other fiscal years presented below.  Certain of this data has been reclassified to conform with the current year presentation.

in thousands, except per share data	2011	2010	2009	2008	2007

STATEMENT OF OPERATIONS (1)
Net sales	$361,676	$407,035	$422,371	$462,548	$423,429
Cost of sales (exclusive of depreciation and amortization shown below)	29,580	28,263	30,626	43,280	47,135
Selling, general and administrative expenses	318,317	337,240	339,182	377,143	326,623
Depreciation and amortization	15,651	17,962	22,740	29,432	27,291
Impairments (2)	30,698	1,871	300	739	—
Other charges (3)	7,576	3,221	2,994	12,818	7,695

(Loss) income from continuing operations	(40,146)	18,478	26,529	(864)	14,685
Interest expense, net (4)	3,534	3,843	6,936	8,527	8,818
Other (expense) income, net (5)	(109)	679	—	23	230
Income tax expense (benefit) (6)	13,078	3,413	5,796	(2,644)	2,080

Net (loss) income from continuing operations	(56,867)	11,901	13,797	(6,724)	4,017
Net loss from discontinued operations, net of tax (1)	—	—	—	(961)	(441)

Net (loss) income	(56,867)	11,901	13,797	(7,685)	3,576
Net loss attributable to noncontrolling interest	(182)	(7)	—	—	—
Net (loss) income attributable to CPI Corp.	$(56,685)	$11,908	$13,797	$(7,685)	$3,576

SHARE AND PER SHARE DATA (1)
Net (loss) income from continuing operations - diluted (7)	$(8.06)	$1.64	$1.97	$(1.03)	$0.63
Net (loss) income from continuing operations - basic (7)	$(8.06)	$1.64	$1.97	$(1.03)	$0.63
Net (loss) income attributable to CPI Corp. - diluted	$(8.06)	$1.64	$1.97	$(1.18)	$0.56
Net (loss) income attributable to CPI Corp. - basic	$(8.06)	$1.64	$1.97	$(1.18)	$0.56

Dividends	$1.00	$0.91	$0.64	$0.64	$0.64
Weighted-average shares outstanding - diluted	7,029	7,272	7,020	6,510	6,416
Weighted-average shares outstanding - basic	7,029	7,257	6,993	6,510	6,391

CASH FLOW DATA (continuing operations only)
Net cash (used in) provided by operating activities	$(5,705)	$39,067	$31,289	$12,663	$39,872
Net cash provided by (used in) financing activities	$15,838	$(43,735)	$(33,494)	$(13,419)	$90,788
Net cash used in investing activities	$(7,264)	$(8,821)	$(2,876)	$(33,488)	$(97,653)

Capital expenditures	$8,832	$13,490	$5,234	$36,074	$14,884

in thousands	2011	2010	2009	2008	2007

BALANCE SHEET
Cash and cash equivalents	$8,524	$5,363	$18,913	$23,665	$59,177
Current assets	25,335	30,089	53,555	61,480	92,835
Net fixed assets (8)	17,801	35,998	34,169	50,887	56,280
Goodwill and intangible assets (9)	40,208	60,736	60,380	61,665	62,956
Other assets	11,186	16,977	18,487	18,823	27,152
Total assets	94,530	143,800	166,591	192,855	239,223
Current liabilities	116,504	49,203	62,432	55,010	83,051
Long-term debt, less current maturities	—	48,900	57,855	104,578	105,728
Other liabilities	36,839	31,427	36,116	32,432	33,470
Stockholders' (deficit) equity	(58,813)	14,270	10,188	835	16,974

(1)
The following business areas were classified as discontinued operations in the years indicated.  The financial statements for the periods prior to the classification were reclassified to reflect these changes:

- In 2008, Portrait Gallery and E-Church operations.
- In 2007, the UK Operations which were acquired in connection with the PCA Acquisition.

(2)
In 2011, consisted primarily of impairment charges related to goodwill and tangible and intangible long-lived assets. In 2010, 2009 and 2008, consisted primarily of impairment charges related to the Matthews, North Carolina facility.

(3)	Other charges:

in thousands	2011	2010	2009	2008	2007

Litigation costs (a)	$2,210	$1,461	$557	$1,779	$—
Severance and related costs (b)	1,690	538	970	2,046	2,035
Bella Pictures® Acquisition costs (c)	1,545	472	—	—	—
Portrait Gallery from Bella Pictures® costs (d)	1,358	—	—	—	—
Kiddie Kandids® integration costs (e)	204	1,335	—	—	—
Other transition-related costs - PCA Acquisition (f)	202	388	527	1,255	2,817
Gain on sale of property and equipment (g)	(214)	(1,473)	—	—	—
Proxy contest fees (h)	—	—	871	—	—
Sears fees related to the settlement of the previous license agreement (i)	—	—	—	7,527	2,500
Other (j)	581	500	69	211	343

Total other charges	$7,576	$3,221	$2,994	$12,818	$7,695

(a)
Costs in 2011 and 2010 primarily related to expense incurred in connection with the Chrissy Larkin vs. CPI Corp. case. Costs in 2009 primarily related to net expense incurred in connection with the settlement of the Picture Me Press LLC vs. Portrait Corporation of America case.  Costs in 2008 primarily related to expense incurred for the settlement of the Portraits International of the Southwest vs. CPI Corp. case and in connection with the Picture Me Press LLC vs. Portrait Corporation of America case.

(b)	Consisted principally of expenses and related costs for employee severance, retirements and repositioning. Specifically, in 2008 and 2007, the cost primarily related to the PCA Acquisition.

(c)
Related to certain costs incurred in connection with the integration of Bella Pictures® in 2011, and in conjunction with the Bella Pictures® Acquisition in 2010, primarily related to legal and consulting fees.

(d)	Related to certain lease-related costs incurred in connection with the opening of the Portrait Gallery from Bella Pictures® studio locations and amortization of deferred lease fees.

(e)	Related to certain integration costs incurred in connection with the Kiddie Kandids, LLC asset acquisition.

(f)	Consisted of integration-related costs relative to the PCA Acquisition.

(g)	Represents the gain on sales of the Sandy, Utah facility and certain Bella®-related lab equipment in 2011 and the Brampton, Ontario facility in 2010.

(h)	Related to certain fees incurred in connection with the proxy contest in 2009.

(i)	Consisted of certain fees and charges related to the settlement of the previous Sears license agreement.

(j)
Costs in 2011 primarily related to certain strategic initiatives. Costs in 2010 primarily related to the write-off of debt fees related to the Company’s former credit facility as a result of its new revolving credit facility; offset in part by an early termination fee received from Walmart in relation to certain early PMPS studio closures.  Costs in 2008 primarily related to executive recruitment and executive contract costs. Costs in 2007 primarily related to the write-off of software that is no longer used in the business.

(4)
In 2010, 2009, 2008 and 2007, includes (income) expense of ($2.0 million), ($1.5 million), $617,000 and $2.9 million, respectively, in connection with marking an interest rate swap agreement to its fair value.  The interest rate swap agreement expired on September 17, 2010.

(5)	In 2010, the Company recorded an $803,000 translation gain related to intercompany balances that were payable in the foreseeable future.

(6)	In 2011, the Company recognized significant income tax expense related to the establishment of valuation allowances as a result of the Company's cumulative losses in the U.S. and Mexico.

(7)	In 2011 and 2010, per share calculations exclude net loss attributable to noncontrolling interest.

(8)	In 2011, the Company recorded $13.6 million in impairment charges related to certain property and equipment.

(9)
In 2011, the Company recorded $12.1 million in goodwill impairment charges related to its PMPS and SPS reporting units and $5.0 million in impairment charges related to certain intangible long-lived assets at its PMPS and Bella Pictures® reporting units.

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

EXECUTIVE OVERVIEW

The Company’s Operations

CPI Corp. is a long-standing leader, based on sittings, number of locations and related revenues, in the professional portrait photography of young children, individuals and families.  From a single studio opened by our predecessor company in 1942, we have grown to 3,058 studios as of February 4, 2012 throughout the U.S., Canada, Mexico and Puerto Rico, principally under lease and license agreements with Walmart and license agreements with Sears and Toys “R” Us.  CPI is the sole operator of portrait studios in Walmart stores and supercenters in all 50 states in the U.S., Canada, Mexico and Puerto Rico, as well as Babies “R” Us stores in the U.S.  The Company has provided professional portrait photography for Sears’ customers since 1959 and has been the only Sears portrait studio operator since 1986.

The Company also offers customers high-quality wedding photography and videography services and products in many major U.S. markets through a national network of certified photographers and videographers.

Management has determined the Company operates as a single reporting segment offering similar products and services in all locations.

As of the end of the last three fiscal years, the Company’s studio counts were:

	2011	2010	2009
Within Walmart stores:
United States and Puerto Rico	1,536	1,536	1,549
Canada	253	260	260
Mexico	106	108	114

Within Sears stores:
United States and Puerto Rico	813	859	871
Canada	110	110	110

Within Babies "R" Us stores in the United States	169	150	—

Locations not within above host stores	71	61	31

Total	3,058	3,084	2,935

Certain U.S. Sears studios have been closed since 2009 as a result of Sears store closures. As of February 4, 2012, locations not within Walmart, Sears or Babies “R” Us stores include 13 free-standing SPS studio locations, 21 Kiddie Kandids mall locations, 19 Shooting Star locations (located within Buy Buy Baby stores) and 18 Portrait Gallery from Bella Pictures® studio locations.

In the first quarter of fiscal year 2012, the Company closed 349, 5 and 125 underperforming PMPS, SPS and KKPS studios, respectively. The determination to close the PMPS studio locations, 4 of the SPS studios (free-standing) and 22 of the KKPS studio locations was the result of an in-depth analysis by the Company of its portfolio in an effort to focus resources in a manner that will generate the greatest long-term shareholder value. The decision to close the additional 103 KKPS studio locations was the result of certain minimum sales requirements not being met as stipulated by the host agreement with TRU. As a result of the closings, the Company expects to incur approximately $2.0 million to $2.5 million in total exit costs in the first fiscal quarter of 2012.

As of April 27, 2012, the Company's studio counts were as follows:

	PMPS	SPS	KKPS	Other	Total

Studio Count as of February 4, 2012	1,895	936	190	37	3,058
Closures	(349)	(5)	(125)	—	(479)
Openings	1	—	—	3	4

Studio Count as of April 27, 2012	1,547	931	65	40	2,583

Going Concern

The Company's consolidated financial statements have been prepared assuming that it will continue as a going concern; however, the conditions noted in the Liquidity section below raise substantial doubt about the Company's ability to do so. While the consolidated financial statements reflect significant asset impairment and tax valuation allowances for fiscal 2011, they do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of and classification of liabilities that may result should the Company be unable to continue as a going concern. Our independent registered public accounting firm issued its report dated May 4, 2012 in connection with the audit of our financial statements as of and for fiscal 2011 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

Liquidity

In late third quarter and continuing through the fourth quarter of fiscal 2011, the Company experienced lower than expected sales which has continued into fiscal 2012. As a result of profit shortfalls in the third quarter, and noncompliance with the leverage ratio covenant, we entered into an Amendment to the Credit Agreement on December 16, 2011, which suspended the leverage ratio test for the quarter ended November 12, 2011; reduced the revolving commitment from $105 million to $90 million; and suspended dividend and other restricted payments, including share repurchases.

The Company's primary sources of liquidity have historically been cash flows from operations and the borrowing capacity available under its Credit Agreement. Its business is highly seasonal, with significant operating cash flow historically being generated in the fiscal fourth quarter. The reduction in available borrowing capacity resulting from the Amendment coupled with a significant reduction in earnings and operating cash flow, which is largely attributable to lower than expected sales at the end of the third and fourth quarters which has continued into fiscal 2012, has resulted in significant liquidity challenges for the Company. We incurred a net loss of $56.7 million for the fiscal year ended February 4, 2012, which included significant impairment, restructuring and other related charges, and used $5.7 million of cash for operations. As of February 4, 2012, our current liabilities of $116.5 million (including $74.0 million due under our Credit Agreement) exceed our current assets of $25.3 million, and there is a total stockholders' deficit of $58.8 million. As of February 4, 2012, we are not in compliance with our covenants under the Credit Agreement and such noncompliance continues to exist as of May 4, 2012.

Additional liquidity through cash flows from operations, additional borrowing capacity under its Credit Agreement, or a combination of both, is needed to satisfy the Company's cash flow needs in fiscal 2012, to meet debt service obligations as they come due under the Credit Agreement, and to provide for any necessary capital maintenance spending to support operations. The Company is in active discussions with its lenders to obtain both a short-term financial debt covenant compliance waiver to cure the existing default, as well as further amendments to the Credit Agreement to avoid a subsequent default, and to increase the borrowing capacity under the lending arrangement. There can be no assurances that the lenders will grant such waivers or agree to amendments on commercially reasonable terms, if at all. If the Company's debt is accelerated and it is unable to obtain other adequate financing, the Company's existing assets are not sufficient to repay its debt in full and the Company's business operations will be materially adversely affected.

RESULTS OF OPERATIONS

A summary of consolidated results of operations and key statistics follows:

in thousands, except per share data	2011	2010	2009

Net sales	$361,676	$407,035	$422,371

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	29,580	28,263	30,626
Selling, general and administrative expenses	318,317	337,240	339,182
Depreciation and amortization	15,651	17,962	22,740
Impairments	30,698	1,871	300
Other charges	7,576	3,221	2,994
	401,822	388,557	395,842

(Loss) income from operations	(40,146)	18,478	26,529

Interest expense, net	3,534	3,843	6,936
Other (expense) income, net	(109)	679	—
(Loss) income from operations before income tax expense	(43,789)	15,314	19,593

Income tax expense	13,078	3,413	5,796

Net (loss) income	(56,867)	11,901	13,797
Net loss attributable to noncontrolling interest	(182)	(7)	—

NET (LOSS) INCOME ATTRIBUTABLE TO CPI CORP.	$(56,685)	$11,908	$13,797

NET (LOSS) INCOME PER COMMON SHARE

Net (loss) income per share attributable to CPI Corp. - diluted	$(8.06)	$1.64	$1.97

Net (loss) income per share attributable to CPI Corp. - basic	$(8.06)	$1.64	$1.97

Dividends per share	$1.00	$0.91	$0.64

Weighted average number of common and common equivalent shares outstanding-diluted	7,029	7,272	7,020

Weighted average number of common and common equivalent shares outstanding-basic	7,029	7,257	6,993

2011 versus 2010 and 2010 versus 2009

Net sales totaled $361.7 million, $407.0 million and $422.4 million in 2011, 2010 and 2009, respectively.

•
Net sales for 2011 decreased $45.3 million, or 11%, to $361.7 million from the $407.0 million reported in 2010.  Excluding the positive impacts of net store openings ($7.5 million), Bella® sales ($6.8 million), foreign currency translation ($1.5 million), E-commerce ($1.4 million) and net revenue deferral related to the loyalty programs ($900,000), and other items with negative impacts totaling ($400,000), comparable same-store sales decreased approximately 15% from the prior year.

Net sales from the Company’s PMPS brand, on a comparable same-store basis, excluding impacts of revenue deferral related to the loyalty program, foreign currency translation, E-commerce, net revenue recognition change and other items, totaling $2.0 million, decreased 14% in fiscal 2011 to $180.1 million from $210.5 million in fiscal 2010.  The decrease in PMPS sales performance in 2011 was primarily the result of a 15% decline in the number of sittings. The average sale per customer sitting remained flat.

Net sales from the Company’s SPS brand, on a comparable same-store basis, excluding impacts of store closures, E-commerce and other items, totaling ($1.9 million), decreased 16% in fiscal 2011 to $142.4 million from $170.3 million in fiscal 2010.  The decrease in SPS sales in 2011 was primarily the result of a 10% decline in average sale per customer sitting and an 8% decline in the number of sittings.

Net sales from the Company’s KKPS brand, on a comparable same-store basis, excluding impacts of store openings, net revenue recognition change and other items, totaling $8.9 million, decreased 23% in fiscal 2011 to $16.0 million from $20.6 million in fiscal 2010.  The decrease in KKPS sales in 2011 was the result of a 13% decline in average sale per customer sitting and an 11% decline in the number of sittings.

The Bella Pictures® operations contributed approximately $6.8 million in net sales in fiscal year 2011.

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

Net sales from the Company’s KKPS brand, excluding the impact of net revenue recognition change and other items totaling ($900,000), contributed $20.8 million in net sales in 2010.

Costs and expenses were $401.8 million in 2011 compared with $388.6 million in 2010 and $395.8 million in 2009.

•	Cost of sales, excluding depreciation and amortization expense, was $29.6 million, $28.3 million and $30.6 million in 2011, 2010 and 2009, respectively.

Cost of sales, excluding depreciation and amortization expense, increased in 2011 from 2010 levels.  The increase was principally attributable to incremental costs associated with the Bella Pictures® operations, offset in part by lower overall production levels and a change in product mix.

Cost of sales, excluding depreciation and amortization expense, declined in 2010 from 2009 levels.  The decrease was principally attributable to lower overall production levels, as well as continuing productivity improvements.  The decrease was offset in part by a change in product mix and an increase in carrier rates.

•	Selling, general and administrative (“SG&A”) expense was $318.3 million, $337.2 million and $339.2 million for fiscal years 2011, 2010 and 2009, respectively.

The decrease in 2011 was primarily due to net reductions in studio, field and corporate employment costs from operating hours, restructuring and bonus and incentive payouts, lower host commission expense due to lower sales levels, reduced advertising and employee insurance costs and decreased expense amortized as the result of a lower level of stock-based compensation performance awards made for the 2010 fiscal year. These decreases were offset significantly by costs incurred in connection with the Bella Pictures® operations, which increased SG&A expense by $6.6 million in fiscal year 2011, and an increase in payroll tax expense as the result of increases in state unemployment tax rates.

The decrease in 2010 was primarily due to reductions in SPS and PMPS studio employment costs from improved scheduling, selected operating hour reductions and studio closures, reduced advertising costs, a decline in host commission expense due to lower sales levels and a reduction in corporate bonuses for fiscal 2010.  These decreases were offset significantly by costs associated with the newly opened Kiddie Kandids® studios, increased expense amortized as the result of a higher level of stock-based compensation performance awards made for the 2009 fiscal year, an adverse commission adjustment ($1.5 million) arising from greater than expected sales declines and higher pension, employee insurance and workers’ compensation costs due to changes in discount rates, unfavorable claim activity and loss experience adjustments, respectively.

•	Depreciation and amortization expense was $15.7 million in 2011 compared to $18.0 million in 2010 and $22.7 million in 2009.

Depreciation expense decreased in 2011 from 2010 levels as a result of the full depreciation of certain digital assets throughout fiscal 2010, offset in part by an increase related to Bella Pictures® assets of $1.0 million and Kiddie Kandids® assets.

Depreciation expense decreased in 2010 from 2009 levels primarily as a result of the full depreciation of certain assets acquired in connection with the 2005 digital conversion of SPS and 2007 PCA Acquisition.

•
Impairment charges in 2011 were $30.7 million and consisted of $13.6 million, $12.1 million and $5.0 million in charges related to the impairment of certain long-lived property and equipment, goodwill, and certain intangible long-lived assets, respectively.

During 2010 and 2009, the Company incurred $1.9 million and $300,000, respectively, related to the write-down of its Matthews, North Carolina, facility asset value.

•
Other charges reflect costs incurred from strategic actions implemented by the Company to restructure its operations or costs that are unpredictable and atypical of the Company’s operations.  Actions taken during 2011, 2010 and 2009 are as follows:

in thousands	2011	2010	2009

Litigation costs (a)	$2,210	$1,461	$557
Severance and related costs (b)	1,690	538	970
Bella Pictures® Acquisition costs (c)	1,545	472	—
Portrait Gallery from Bella Pictures® costs (d)	1,358	—	—
Kiddie Kandids® integration costs (e)	204	1,335	—
Other transition-related costs - PCA Acquisition (f)	202	388	527
Gain on sale of property and equipment (g)	(214)	(1,473)	—
Proxy contest fees (h)	—	—	871
Other (i)	581	500	69

Total other charges	$7,576	$3,221	$2,994

(a)	Costs in 2011 and 2010 primarily related to $1.9 million and $1.5 million, respectively, incurred in connection with the Chrissy Larkin vs. CPI Corp. case.

Costs in 2009 primarily related to net legal expense of $527,000 incurred in connection with the settlement of the Picture Me Press LLC vs. Portrait Corporation of America case.

(b)	Charges in 2011 and 2010 primarily related to severance costs resulting from the termination of employees in connection with corporate and operational support restructuring.

Charges in 2009 primarily related to severance costs resulting from the termination of employees in connection with the closure of the film lab facility in Canada due to the digital conversion of the SPS Canada studios.

(c)	Charges in 2011 related to certain integration costs incurred in connection with the Bella Pictures® Acquisition.

Charges in 2010 related to certain costs incurred in connection with the Bella Pictures® Acquisition, primarily related to legal and consulting fees.

(d)	Charges primarily related to certain lease-related costs incurred in connection with the opening of the Portrait Gallery from Bella Pictures® studio locations and amortization of deferred lease fees.

(e)	Charges relate to certain integration costs incurred in 2011 and 2010 in connection with the Kiddie Kandids, LLC asset acquisition.

(f)	During 2011 and 2010, expense primarily related to lab closure-related costs.

During 2009, expense primarily related to lab closure-related costs of $1.1 million.  This expense was offset in part by a $546,000 net gain recognized on the sale of certain properties previously held for sale.

(g)	Represents the gain on sales of the Sandy, Utah facility and certain Bella®-related lab equipment in 2011 and the Brampton, Ontario facility in 2010.

(h)	Charges related to certain fees incurred in connection with the proxy contest in 2009.

(i)	Costs in 2011 primarily related to fees incurred in connection with certain strategic initiatives.

Costs in 2010 primarily related to the $1.1 million write-off of debt fees related to the Company’s former credit facility as a result of its new revolving credit facility; offset in part by an early termination fee of $504,000 received from Walmart in relation to certain early PMPS studio closures.

Costs in 2009 primarily related to the write-off of certain Canada film inventory due to the digital conversion of the SPS Canada studios; offset in part by a reduction in certain lease obligation reserves of $288,000.

Net interest expense was $3.5 million in 2011 compared to $3.8 million in 2010 and $6.9 million in 2009.  The decrease in 2011 was primarily the result of favorable interest rates. The decrease in 2010 primarily resulted from lower average borrowings and favorable interest rates as a result of the new credit facility, as well as a change in the interest rate swap value, which expired in the third quarter of 2010.

Income tax expense was $13.1 million in 2011 compared to $3.4 million in 2010 and $5.8 million in 2009.  The resulting effective tax rates were (30%), 22% and 30% in 2011, 2010 and 2009, respectively.  The change in the effective tax rate in 2011 was primarily due to the establishment of valuation allowances against the Company's deferred tax assets as a result of the Company's cumulative and projected losses as of February 4, 2012. The change in the effective tax rate in 2010 was primarily due to certain tax benefits recognized related to a previous uncertain tax position and miscellaneous tax return adjustments.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of the Company’s cash flows for each of the last three fiscal years:

in thousands	2011	2010	2009

Net cash provided by (used in):
Operating activities	$(5,705)	$39,067	$31,289
Financing activities	15,838	(43,735)	(33,494)
Investing activities	(7,264)	(8,821)	(2,876)
Effect of exchange rate changes on cash	292	(61)	329

Net increase (decrease) in cash	$3,161	$(13,550)	$(4,752)

Net Cash (Used In) Provided By Operating Activities

Net cash (used in) provided by operating activities was ($5.7) million, $39.1 million and $31.3 million in 2011, 2010 and 2009, respectively. Cash flows in 2011 decreased from 2010 levels primarily due to the change in net operating (loss) income and the timing of payments related to changes in the various balance sheet accounts totaling approximately $45.5 million, increases in payments related to taxes of $3.6 million and costs associated with the opening of the Portrait Gallery from Bella Pictures® studio locations in 2011 of $2.3 million. These decreases were offset in part by reduced interest paid of $2.7 million, a decrease in advertising spend of $2.8 million and lower employee insurance costs of $1.2 million.

Cash flows provided by operating activities in 2010 increased from 2009 levels primarily due to a $4.7 million decline in Walmart commissions due to lower sales levels in 2010 and accelerated Walmart commissions in 2009, a $5.1 million decline in Sears commissions due to lower sales levels in 2010, a decrease in advertising spend of $2.5 million and reduced interest paid of $2.3 million.  These increases were offset in part by the change in net operating income and the timing of payments related to changes in the various balance sheet accounts totaling approximately $6.8 million.

Net Cash Provided By (Used In) Financing Activities

Net cash provided by (used in) financing activities was $15.8 million, ($43.7) million and ($33.5) million in 2011, 2010 and 2009, respectively. Cash flows in 2011 increased from 2010 levels primarily due to an increase in net borrowings of $53.7 million, a decrease in repurchases of the Company's common stock of $6.1 million (52,937 shares for $1.1 million in 2011 compared to 324,716 shares for $7.2 million in 2010) and 2010 payments of debt issuance costs of $1.5 million. These increases were offset in part by a decrease in the surrender of employee shares for taxes of $428,000, a reduction in cash dividends paid of $416,000 and various other net decreases totaling approximately $1.0 million.

The increase in cash used in 2010 compared to 2009 is primarily attributable to the Company’s repurchase of $7.2 million of its common stock in 2010, an increase in cash dividends paid of $2.2 million, an increase in the payment of debt issuance costs of $600,000, and a net increase in the repayment of debt of $454,000.

Net Cash Used In Investing Activities

Net cash used in investing activities was ($7.3) million, ($8.8) million and ($2.9) million in 2011, 2010 and 2009, respectively. The decrease in cash used in 2011 was primarily attributable to the decrease in capital spend of $4.7 million (due in part to Kiddie Kandids® store openings, remodel expenditures in certain PMPS studios and certain hardware and software, offset in part by an increase in Bella capital spend), liquidation of the Rabbi Trust of $760,000 in 2011, a $2.3 million decrease in proceeds received from the sale of certain assets held for sale and proceeds of $1.4 million received in 2010 from the Bella Pictures® Acquisition.

The increase in cash used in 2010 was primarily attributable to the increase in capital spend of $8.3 million due in part to the acquisition and purchase of certain Kiddie Kandids® assets in 2010, remodel expenditures in certain PMPS studios, and certain hardware and software.  This increase in cash used was offset in part by the proceeds received from the Bella Pictures® Acquisition of $1.4 million and a $1.2 million increase in proceeds received from the sale of certain assets held for sale.

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

Future Cash Flows

To facilitate an understanding of the Company’s contractual obligations and other commitments, the tables below are provided.  The Company is self-insured with stop-loss coverage for medical insurance and has a large deductible program for worker’s compensation and general liability insurance.  The Company has established reserves for claims under these plans that have been reported but not paid and incurred but not reported.  As of February 4, 2012, estimated reserves for these claims totaled $8.5 million.  These reserves have been excluded from the tables below, as we are uncertain as to the timing of when cash payments may be required.

The tables below also exclude our deferred income tax, rental and license host fee liabilities and pension plan contributions beyond 2012, as the liabilities are not currently estimable and/or it is not certain when they will become due.

in thousands	PAYMENTS DUE BY PERIOD
	Total	2012	2013	2014	2015	2016	2017 and Beyond
Contractual obligations:

Long-term debt (1)	$74,000	$74,000	$—	$—	$—	$—	$—
Interest expense (2)	2,512	2,512	—	—	—	—	—
Operating leases (3)	15,401	4,166	3,993	3,221	3,300	392	329
Purchase obligations for materials and services (4)	2,885	2,776	73	36	—	—	—
Pension plan contributions (5)	3,380	3,380	—	—	—	—	—
Sears Agreement fees (6)	450	150	150	150	—	—	—
Other liabilities	99	86	13	—	—	—	—

TOTAL	$98,727	$87,070	$4,229	$3,407	$3,300	$392	$329

in thousands	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	Total	2012	2013	2014	2015	2016	2017 and Beyond
Other commitments:

Standby letters of credit (7)	$13,935	$13,935	$—	$—	$—	$—	$—
Interest expense (8)	413	413	—	—	—	—	—
Other	$90	$90	$—	$—	$—	$—	$—

TOTAL	$14,438	$14,438	$—	$—	$—	$—	$—

(1)
Amount represents the total principal due on the Company’s revolving credit facility as of February 4, 2012.  Contractually, the facility expires in August 2014; however, the Company has recorded these amounts as current liabilities due to non-compliance with the financial covenants as of February 4, 2012, and such noncompliance continues to exist as of May 4, 2012. See Note 10 to the Notes to Consolidated Financial Statements.

(2)
Amounts represent the expected cash payments of the Company’s interest expense on its revolving credit facility, as of February 4, 2012, calculated based on the rates included in the Credit Agreement, effective August 30, 2010.  These amounts could increase or decrease depending on the Company’s future revolving credit facility levels.

(3)
The Company leases various premises and equipment under noncancellable operating lease agreements with initial terms in excess of one year and expiring at various dates through fiscal year 2018.  The leases generally provide for the lessee to pay maintenance, insurance, taxes and certain other operating costs of the leased property.

(4)
Amount represents outstanding purchase commitments at February 4, 2012.  The purchase commitments relate principally to marketing initiatives, database maintenance contracts, telecommunications services, photographic paper and manufacturing supplies.

(5)
The Company anticipates it will make a contribution of approximately $3.4 million to the pension plan in 2012.  Obligations beyond 2012 are not currently estimable.  Future contributions to the pension plan will be dependent upon legislation, future changes in discount rates and amortization methodology and the earnings performance of the plan assets.

(6)
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

Liquidity

In late third quarter and continuing through the fourth quarter of fiscal 2011, the Company experienced lower than expected sales which has continued into fiscal 2012. As a result of profit shortfalls in the third quarter, and noncompliance with the leverage ratio covenant, we entered into an Amendment to the Credit Agreement on December 16, 2011, which suspended the leverage ratio test for the quarter ended November 12, 2011; reduced the revolving commitment from $105 million to $90 million; and suspended dividend and other restricted payments, including share repurchases.

The Company's primary sources of liquidity have historically been cash flows from operations and the borrowing capacity available under its Credit Agreement. Its business is highly seasonal, with significant operating cash flow historically being generated in the fiscal fourth quarter. The reduction in available borrowing capacity resulting from the Amendment coupled with a significant reduction in earnings and operating cash flow, which is largely attributable to lower than expected sales at the end of the third and fourth quarters which has continued into fiscal 2012, has resulted in significant liquidity challenges for the Company. We incurred a net loss of $56.7 million for the fiscal year ended February 4, 2012, which included significant impairment, restructuring and other related charges, and used $5.7 million of cash for operations. As of February 4, 2012, our current liabilities of $116.5 million (including $74.0 million due under our Credit Agreement) exceed our current assets of $25.3 million, and there is a total stockholders' deficit of $58.8 million.

The current Credit Agreement requires a leverage ratio (as defined, Total Funded Debt to EBITDA) not to exceed 2.50 to 1.00 and an interest coverage ratio (as defined, EBITDA minus capital expenditures to interest expense) that must exceed 3.00 to 1.00. As of February 4, 2012, the Company's calculated leverage and interest coverage ratios were 5.58 to 1.00 and 2.43 to 1.00, respectively; therefore, we were not in compliance with our financial covenants, and such noncompliance continues to exist as of May 4, 2012.

Additional liquidity through cash flows from operations, additional borrowing capacity under its Credit Agreement, or a combination of both, is needed to satisfy the Company's cash flow needs in fiscal 2012, to meet debt service obligations as they come due under the Credit Agreement, and to provide for any necessary capital maintenance spending to support operations. The Company is in active discussions with its lenders to obtain both a short-term financial debt covenant compliance waiver to cure the existing default, as well as further amendments to the Credit Agreement to avoid a subsequent default, and to increase the borrowing capacity under the lending arrangement. There can be no assurances that the lenders will grant such waivers or agree to amendments on commercially reasonable terms, if at all. If the Company's debt is accelerated and it is unable to obtain other adequate financing, the Company's existing assets are not sufficient to repay its debt in full.

In light of the existing non-compliance with the financial covenants as of February 4, 2012 and given that it is unlikely that the Company will be in compliance with the covenants currently in the Credit Agreement for the balance of fiscal 2012 unless amended, borrowings of $74.0 million under the revolving credit facility have been recorded as current liabilities as of February 4, 2012.

Management is implementing plans to improve liquidity through improvements to results from operations, store closures, cost reductions and operational alternatives. However, there can be no assurance that we will be successful with our plans or that our future results of operations will improve. If sales trends do not improve, our available liquidity from cash flows from operations will be materially adversely affected. There can be no assurance that we will be able to improve cash flows from operations, or that we will be able to refinance any or all of our indebtedness. Therefore, there can be no guarantee that our existing sources of cash and our future cash flows from operations will be adequate to meet our liquidity requirements, including cash requirements that are due under the Credit Agreement and that are needed to fund our business operations. If we are unable to address our liquidity shortfall, then our business and operating results would be materially adversely affected, and the Company may then need to curtail its business operations and/or reorganize its capital structure.

The Company's consolidated financial statements have been prepared assuming that it will continue as a going concern; however, the conditions noted above raise substantial doubt about the Company's ability to do so. While the consolidated financial statements reflect significant asset impairment and tax valuation allowances for fiscal 2011, they do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of and classification of liabilities that may result should the Company be unable to continue as a going concern.

ACCOUNTING PRONOUNCEMENTS AND POLICIES

New Accounting Standards

In December 2011, the FASB issued ASU No. 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, "Comprehensive Income (Topic 220): Prensentation of Comprehensive Income" ("ASU No. 2011-05")" ("ASU No. 2011-12"). ASU 2011-05 was issued by the FASB in June 2011 and requires entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-12 amends ASU 2011-05 as to how, when and where reclassification adjustments are presented. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The amendments in ASU 2011-12 and ASU 2011-05 are both effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. We are currently evaluating the impacts of the adoption of ASU No. 2011-05 and ASU 2011-12 to the Company's consolidated financial statements, however we do not expect it will have a material impact to our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, "Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment" ("ASU No. 2011-08"). ASU No. 2011-08 allows an entity to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We are currently evaluating the impact of the adoption of ASU No. 2011-08 to the Company's consolidated financial statements, however we do not expect it will have a material impact to our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" ("ASU No. 2011-04"). ASU No. 2011-04 provides guidance about fair value measurement and disclosure requirements. ASU No. 2011-04 does not extend the use of fair value but, rather, provides guidance as to how fair value should be applied where it is already required under U.S. GAAP or permitted under International Financial Reporting Standards ("IFRS"). For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011. We are currently evaluating the impact of the adoption of ASU No. 2011-04 to the Company's consolidated financial statements, however we do not expect it will have a material impact to our consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, "Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts" ("ASU No. 2010-28"). ASU No. 2010-28 affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The guidance in ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. ASU No. 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company adopted the applicable requirements of ASU No. 2010-28 on February 6, 2011.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”).  ASU No. 2010-06 amended existing disclosure requirements under ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements on a gross basis relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about inputs and valuation techniques and the level of disaggregation.  The new disclosures and clarifications of existing disclosures were effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide level 3 activity of purchases, sales, issuances and settlements on a gross basis, which is effective for interim and annual periods beginning after December 15, 2010.  The Company adopted the applicable requirements of ASU No. 2010-06 on February 7, 2010, with the exception of the requirement to provide level 3 activity of purchases, sales, issuances and settlements on a gross basis, which the Company adopted on February 6, 2011, and there was no effect to the Company’s financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB EITF)” (“ASU No. 2009-13”).  ASU No. 2009-13 significantly improves the reporting of transactions to more closely reflect the underlying economics of the transactions by requiring allocation of the overall consideration to each deliverable using the estimated selling price in the absence of vendor-specific objective evidence or third-party evidence of selling price for deliverables.  Additionally, ASU No. 2009-13 will improve financial reporting because the relative selling price method spreads any discount in an arrangement across all of the deliverables in that arrangement rather than allocating the entire discount to the delivered items.  The disclosures required by ASU No. 2009-13 also significantly improve financial reporting by providing users of financial statements with greater transparency of how a vendor allocates revenue in its arrangements, the significant judgments made, and changes to those judgments in allocating that revenue, and how those judgments affect the timing and amount of revenue recognition.  ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  The Company adopted the applicable requirements of ASU No. 2009-13 on February 6, 2011, and there was no material effect to the Company's financial statements.

Application of Critical Accounting Policies

The application of certain of the accounting policies utilized by the Company requires significant judgments or a complex estimation process that can affect the results of operations and financial position of the Company, as well as the related footnote disclosures.  The Company bases its estimates on historical experience and other assumptions that it believes are reasonable.  If actual amounts are ultimately different from previous estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known.  The Company’s significant accounting policies are discussed in Note 3 to the Notes to Consolidated Financial Statements; critical estimates inherent in these accounting policies are discussed in the following paragraphs.

Property and Equipment Impairment

In accordance with FASB ASC Topic 360, “Property, Plant and Equipment” (“ASC Topic 360”) long-lived assets, including property and equipment and definite-lived intangible assets, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  The impairment test is a two-step process.  If the carrying value of the asset group exceeds the expected future cash flows (undiscounted and without interest) from the asset group, impairment is indicated.  The impairment loss recognized is the excess of the carrying value of the asset over its fair value.

During 2011, 2010 and 2009, the Company recorded impairment charges of $13.6 million, $1.9 million and $300,000, respectively, in the Impairments line in the consolidated statements of operations. These impairment charges related to identified property and equipment assets whose carrying values exceeded their fair values. See Note 6 to the Notes to Consolidated Financial Statements.

Recoverability of Goodwill and Acquired Intangible Assets

Goodwill Impairment Assessments

The Company accounts for goodwill under FASB ASC Topic 350, “Intangibles-Goodwill and Other” (“ASC Topic 350”) which requires the Company to test goodwill for impairment on an annual basis, and between annual tests whenever events or changes in circumstances indicate the carrying amount may not be recoverable.  ASC Topic 350 prescribes a two-step process for impairment testing of goodwill.  The first step is a screen for impairment, which compares the reporting unit’s estimated fair value to its carrying value.  If the carrying value exceeds the estimated fair value in the first step, the second step is performed in which the Company’s goodwill is written down to its implied fair value.

The Company performs its annual goodwill impairment test at the end of its second quarter, or more frequently if circumstances indicate the potential for impairment.  Key items considered in the Company's impairment test include the Company's market capitalization relative to the carrying value of its net assets, the estimates of fair value of the reporting units using a discounted cash flow model that is based upon unobservable inputs that management believes are reasonable, and other relevant factors. Key assumptions in the calculation of fair value are the discount rate, long-term growth rates in sales and profit margins (the most significant assumption being the Company's expectation of future PMPS studio sales levels), as well as a reconciliation to our market capitalization (implied control premium).

As of July 23, 2011, the Company had goodwill recorded of approximately $22.0 million, which related to both the PMPS and SPS reporting units. At the end of the Company’s 2011 second fiscal quarter, the Company completed its annual impairment test and concluded that the estimated fair values of its PMPS and SPS reporting units substantially exceeded their carrying values, and therefore, no impairment was indicated at that time. In view of declining results for the fiscal third quarter, the Company also performed an interim goodwill impairment test as of November 12, 2011 and concluded no impairment of its PMPS or SPS reporting units existed at that date.

In the fourth fiscal quarter of 2011, the Company continued to experience a significant decline in its stock price and lower than anticipated sales trends. As such, the Company performed a goodwill impairment test as of its fiscal year ended February 4, 2012, using the key items of consideration and assumptions as discussed above. After performing the first step of the impairment test, we determined the carrying amounts of goodwill in our PMPS and SPS reporting units exceeded their fair value. As such, we performed the second step and determined that the goodwill recorded was impaired by approximately $12.1 million, which we recorded in the Impairments line in the Consolidated Statement of Operations for fiscal 2011. As of February 4, 2012, the Company had remaining goodwill recorded in its PMPS reporting unit of approximately $9.8 million. See Note 8 to the Notes to Consolidated Financial Statements.

If market conditions at the studio or host store levels continue to deteriorate, which would result in lower than expected PMPS studio sales, or if there are significant changes in the Company's circumstances (see Note 2 to the Notes to Consolidated Financial Statements), or in our projections of future cash flows, it is possible that the Company would be required to further write-down its goodwill and record a non-cash impairment charge, which could be significant, and would adversely affect the Company’s financial position and results of operations.

Intangible Asset Impairment Assessments

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

As of February 4, 2012, the Company evaluated whether an impairment of its intangible assets had occurred in consideration of the lower than expected sales in the fourth quarter. The Company determined that the carrying amount of the PMPS host agreement exceeded the associated expected future undiscounted cash flows, and accordingly recognized an impairment charge of $4.7 million in the fourth fiscal quarter of 2011.  In addition, the Company concluded that the carrying value of its Bella® tradename was impaired and recognized an impairment charge of $341,000 in the fourth fiscal quarter of 2011. The impairment charges are recorded in the Impairments line in the Consolidated Statement of Operations for fiscal 2011. As of February 4, 2012, the Company had remaining intangible assets recorded in its PMPS and Bella Pictures® reporting units of $30.2 million and $276,000, respectively. See Note 8 to the Notes to Consolidated Financial Statements.

If market conditions at the studio or host store levels significantly deteriorate, which would result in lower than expected PMPS studio sales, or if there are changes in circumstances, assumptions or estimates, including historical and projected cash flow data, utilized by the Company in its evaluation of the recoverability of its intangible assets with definite useful lives, it is possible that the Company would be required to further write-down its intangible assets and record a non-cash impairment charge, which could be significant, and would adversely affect the Company’s financial position and results of operations.

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

The Company regularly assesses the likelihood that deferred tax assets will be recovered through future taxable income.  To the extent the Company believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established or increased in an accounting period, a corresponding tax expense is recorded in our consolidated statement of operations. As a result of the Company's cumulative losses and uncertainty regarding sufficient future taxable income necessary to realize deferred tax assets, valuation allowances have been established as of February 4, 2012, except for future taxable income that will result from the reversal of existing temporary differences for which deferred tax liabilities are recognized.

Defined Benefit Retirement Plans

The plan obligations and related assets of defined benefit retirement plans are presented in Note 14 in the accompanying Notes to Consolidated Financial Statements. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets. In determining the discount rate, the Company utilizes the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments.  Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans.  Actuarial assumptions used in the Company’s plans at February 4, 2012, are included in Note 14 to the Notes to Consolidated Financial Statements.  Effective February 20, 2009, the Company implemented a freeze of future benefit accruals related to its pension plan for the remaining grandfathered participants.  See further discussion in Note 14 to the Notes to Consolidated Financial Statements.

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

At February 4, 2012, all of the Company’s debt obligations have floating interest rates.  The impact of a 1% change in interest rates affecting the Company’s debt would increase or decrease interest expense by approximately $740,000.

The Company’s net assets, net earnings and cash flows from its Canadian and Mexican operations are based on the U.S. dollar equivalent of such amounts measured in the respective country’s functional currency.  Assets and liabilities are translated to U.S. dollars using the applicable exchange rates as of the end of a reporting period.  Revenues, expenses and cash flows are translated using the average exchange rate during each period.  The Company’s Canadian operations constitute 18% of the Company’s total assets and 16% of the Company’s total sales as of and for the year ended February 4, 2012.  A hypothetical 10% unfavorable change in the Canadian-to-U.S. dollar exchange rate would cause an approximate $1.7 million decrease to the Company’s net asset balance and could materially adversely affect its revenues, expenses and cash flows.  The Company’s exposure to changes in foreign exchange rates relative to the Mexican operations is minimal, as Mexican operations constitute only 3% of the Company’s total assets and 2% of the Company’s total sales as of and for the year ended February 4, 2012.

Item 8.    Financial Statements and Supplementary Data

The Company's fiscal year ends the first Saturday of February.  Accordingly, fiscal years 2011, 2010 and 2009 ended February 4, 2012, February 5, 2011 and February 6, 2010, respectively, and consisted of 52 weeks each year. Throughout the "Financial Statements and Supplemental Data" section, references to 2011, 2010 and 2009 represent the fiscal years ended February 4, 2012, February 5, 2011 and February 6, 2010, respectively.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CPI Corp.:

We have audited the accompanying consolidated balance sheets of CPI Corp. and subsidiaries (the Company) as of February 4, 2012 and February 5, 2011, and the related consolidated statements of operations, changes in stockholders’ (deficit) equity and cash flows for each of the years in the three-year period ended February 4, 2012. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CPI Corp. and subsidiaries as of February 4, 2012 and February 5, 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended February 4, 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that CPI Corp. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered a significant loss from operations, is not in compliance with the financial covenants under its credit agreement, and has a net capital deficiency, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The consolidated financial statements referred to above do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CPI Corp.’s internal control over financial reporting as of February 4, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 4, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
_________________________________

KPMG LLP

St. Louis, Missouri

May 4, 2012

CPI CORP.
Consolidated Balance Sheets – Assets

in thousands	February 4, 2012	February 5, 2011

ASSETS
Current assets:
Cash and cash equivalents	$8,524	$5,363
Accounts receivable:
Trade	4,173	4,707
Other	443	971
Inventories	7,952	7,460
Prepaid expenses and other current assets	3,988	4,971
Refundable income taxes	255	—
Deferred tax assets	—	5,976
Assets held for sale	—	641

Total current assets	25,335	30,089

Property and equipment:
Land	2,185	2,185
Buildings and building improvements	22,698	25,343
Leasehold improvements	4,022	4,383
Photographic, sales and manufacturing equipment	116,895	176,974
Property not in use (see Note 7)	3,401	3,401
Total	149,201	212,286
Less accumulated depreciation and amortization	131,400	176,288
Property and equipment, net	17,801	35,998

Prepaid debt fees	1,112	1,838
Goodwill	9,772	22,874
Intangible assets, net	30,436	37,862
Deferred tax assets	1,362	7,166
Other assets	8,712	7,973

TOTAL ASSETS	$94,530	$143,800

See accompanying footnotes to the consolidated financial statements.

CPI CORP.
Consolidated Balance Sheets - Liabilities and Stockholders’ (Deficit) Equity

in thousands, except share and per share data	February 4, 2012	February 5, 2011

LIABILITIES
Current liabilities:
Current maturities of long-term debt	$74,000	$—
Accounts payable	5,322	4,570
Accrued employment costs	6,622	8,905
Customer deposit liability	12,930	16,403
Sales taxes payable	2,788	3,517
Deferred tax liability	1,393	—
Accrued advertising expenses	1,318	995
Accrued expenses and other liabilities	12,131	14,813

Total current liabilities	116,504	49,203

Long-term debt, less current maturities	—	48,900
Accrued pension plan obligations	23,043	14,862
Other liabilities	13,796	16,565

Total liabilities	153,343	129,530

CONTINGENCIES (see Note 16)

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, no par value, 1,000,000 shares authorized; no shares outstanding	—	—
Preferred stock, Series A, no par value, 200,000 shares authorized; no shares outstanding	—	—
Common stock, $0.40 par value, 16,000,000 and 50,000,000 shares authorized at February 4, 2012 and February 5, 2011, respectively; 9,134,956 and 9,129,013 shares outstanding at February 4, 2012, and February 5, 2011, respectively	3,654	3,652
Additional paid-in capital	31,892	30,785
Retained (losses) earnings	(23,809)	40,794
Accumulated other comprehensive loss	(22,501)	(12,927)
	(10,764)	62,304

Treasury stock - at cost, 2,097,043 and 2,133,566 shares at February 4, 2012, and February 5, 2011, respectively	(47,900)	(48,050)

Total CPI Corp. stockholders' (deficit) equity	(58,664)	14,254
Noncontrolling interest in subsidiary (see Note 4)	(149)	16

Total stockholders' (deficit) equity	(58,813)	14,270

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$94,530	$143,800

See accompanying footnotes to the consolidated financial statements.

CPI CORP.
Consolidated Statements of Operations

Fifty-two weeks ended February 4, 2012, February 5, 2011 and February 6, 2010

in thousands, except share and per share data	2011	2010	2009

Net sales	$361,676	$407,035	$422,371

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	29,580	28,263	30,626
Selling, general and administrative expenses	318,317	337,240	339,182
Depreciation and amortization	15,651	17,962	22,740
Impairments	30,698	1,871	300
Other charges	7,576	3,221	2,994
	401,822	388,557	395,842

(Loss) income from operations	(40,146)	18,478	26,529

Interest expense, net	3,534	3,843	6,936
Other (expense) income, net	(109)	679	—
(Loss) income from operations before income tax expense	(43,789)	15,314	19,593

Income tax expense	13,078	3,413	5,796

Net (loss) income	(56,867)	11,901	13,797
Net loss attributable to noncontrolling interest	(182)	(7)	—

NET (LOSS) INCOME ATTRIBUTABLE TO CPI CORP.	$(56,685)	$11,908	$13,797

NET (LOSS) INCOME PER COMMON SHARE

Net (loss) income per share attributable to CPI Corp. - diluted	$(8.06)	$1.64	$1.97

Net (loss) income per share attributable to CPI Corp. - basic	$(8.06)	$1.64	$1.97

Dividends per share	$1.00	$0.91	$0.64

Weighted average number of common and common equivalent shares outstanding-diluted	7,029,407	7,271,672	7,019,981

Weighted average number of common and common equivalent shares outstanding-basic	7,029,407	7,256,619	6,992,511

See accompanying footnotes to the consolidated financial statements.

CPI CORP.
Consolidated Statements of Changes in Stockholders' (Deficit) Equity

Fifty-two weeks ended February 4, 2012, February 5, 2011 and February 6, 2010

in thousands, except share and per share data	Common stock	Additional paid-in capital	Retained (losses) earnings	Accumulated other comprehensive (loss) income	Treasury stock, at cost	Non- controlling interest	Total

Balance at February 7, 2009	$6,836	$55,413	$183,704	$(13,114)	$(232,004)	$—	$835

Net income	—	—	13,797	—	—	—	13,797
Total other comprehensive loss, net of tax effect (consisting primarily of defined benefit plan impact)	—	—	—	(1,773)	—	—	(1,773)
Total comprehensive income							12,024
Surrender of employee shares for taxes	—	—	—	—	(30)	—	(30)
Retirement of treasury stock (8,000,000 shares, at average cost)	(3,200)	(25,940)	(151,526)	—	180,666	—	—
Issuance of common stock and restricted stock awards, net of forfeitures (193,292 shares)	38	(1,673)	—	—	2,236	—	601
Stock-based compensation recognized	—	1,092	—	—	—	—	1,092
Excess tax benefit related to stock-based compensation	—	125	—	—	—	—	125
Dividends ($0.64 per common share)	—	—	(4,459)	—	—	—	(4,459)

Balance at February 6, 2010	$3,674	$29,017	$41,516	$(14,887)	$(49,132)	$—	$10,188

Net income (loss)	—	—	11,908	—	—	(7)	11,901
Total other comprehensive income, net of tax effect (consisting primarily of defined benefit plan impact)	—	—	—	1,960	—	—	1,960
Total comprehensive income							13,861
Issuance of noncontrolling interest	—	—	—	—	—	23	23
Surrender of employee shares for taxes	—	—	—	—	(183)	—	(183)
Purchase and constructive retirement of stock (324,716 shares, at cost)	(130)	(1,059)	(6,017)	—	—	—	(7,206)
Issuance of common stock and restricted stock awards, net of forfeitures (320,959 shares)	108	(507)	—	—	1,265	—	866
Stock options exercised	—	(82)	—	—	—	—	(82)
Stock-based compensation recognized	—	3,016	—	—	—	—	3,016
Excess tax benefit related to stock-based compensation	—	400	—	—	—	—	400
Dividends ($0.91 per common share)	—	—	(6,613)	—	—	—	(6,613)

Balance at February 5, 2011	$3,652	$30,785	$40,794	$(12,927)	$(48,050)	$16	$14,270

Net loss	—	—	(56,685)	—	—	(182)	(56,867)
Total other comprehensive loss (consisting primarily of defined benefit plan impact)	—	—	—	(9,574)	—	—	(9,574)
Total comprehensive loss							(66,441)
Adjustment to issuance of noncontrolling interest	—	—	—	—	—	17	17
Surrender of employee shares for taxes	(14)	—	—	—	(675)	—	(689)
Purchase and retirement of stock (52,937 shares, at cost)	(21)	(178)	(888)	—	—	—	(1,087)
Issuance of common stock and restricted stock awards, net of forfeitures (87,492 shares)	35	181	—	—	825	—	1,041
Stock options exercised	2	(86)	—	—	—	—	(84)
Stock-based compensation recognized	—	1,574	—	—	—	—	1,574
Excess tax liability related to stock-based compensation	—	(384)	—	—	—	—	(384)
Dividends ($1.00 per common share)	—	—	(7,030)	—	—	—	(7,030)

Balance at February 4, 2012	$3,654	$31,892	$(23,809)	$(22,501)	$(47,900)	$(149)	$(58,813)

See accompanying footnotes to the consolidated financial statements.

CPI CORP.
Consolidated Statements of Cash Flows

Fifty-two weeks ended February 4, 2012, February 5, 2011, and February 6, 2010

in thousands	2011	2010	2009

Reconciliation of net (loss) income to cash flows (used in) provided by operating activities:

Net (loss) income	$(56,867)	$11,901	$13,797

Adjustments for items not (providing) requiring cash:
Depreciation and amortization	15,651	17,962	22,740
Amortization of prepaid debt fees	726	890	968
Loss from extinguishment of debt	—	1,052	—
Stock-based compensation expense	1,798	3,016	1,092
Gain on sale of assets held for sale, net	(159)	(1,655)	(619)
Loss on disposition of property and equipment	53	134	580
Impairment of goodwill	12,108	—	—
Impairment of property and equipment	13,583	1,879	300
Impairment of intangible assets	5,007	—	—
Deferred income tax provision	10,939	748	6,195
Change in interest rate swap	—	(2,033)	(1,514)
Pension, supplemental retirement plan and profit sharing expense	1,634	2,042	870
Other	(18)	(378)	38

Increase (decrease) in cash flow from operating assets and liabilities:
Accounts receivable	986	1,301	213
Inventories	(503)	388	1,201
Prepaid expenses and other current assets	919	514	310
Accounts payable	767	1,397	(1,437)
Contribution to pension plan	(2,335)	(1,620)	(1,560)
Accrued expenses and other liabilities	(5,898)	763	(9,586)
Deferred lease fees	(784)	(121)	—
Income taxes payable	(1,314)	1,522	(992)
Deferred revenues and related costs	(2,114)	(441)	(1,076)
Other	116	(194)	(231)

Cash flows (used in) provided by operating activities	(5,705)	39,067	31,289

See accompanying footnotes to the consolidated financial statements.

CPI CORP.
Consolidated Statements of Cash Flows (…continued)

Fifty-two weeks ended February 4, 2012, February 5, 2011, and February 6, 2010

in thousands	2011	2010	2009

Cash flows (used in) provided by operating activities	(5,705)	39,067	31,289

Cash flows provided by (used in) financing activities:
Repayment of long-term debt	—	(77,541)	(28,187)
Borrowings under revolving credit facility	204,700	136,936	—
Repayments on revolving credit facility	(179,600)	(88,036)	—
Payment of debt issuance costs	—	(1,543)	(943)
Cash dividends	(7,030)	(6,613)	(4,459)
Purchase of treasury stock	(1,087)	(7,206)	—
Surrender of employee shares for taxes	(689)	(183)	(30)
Other	(456)	451	125

Cash flows provided by (used in) financing activities	15,838	(43,735)	(33,494)

Cash flows (used in) provided by investing activities:
Additions to property and equipment	(8,832)	(13,490)	(5,234)
Proceeds from sale of assets held for sale	800	3,120	1,902
Proceeds from liquidation of Rabbi Trust	760	—	—
Net cash received in connection with the Bella Pictures® Acquisition	—	1,439	—
Other	8	110	456

Cash flows used in investing activities	(7,264)	(8,821)	(2,876)

Effect of exchange rate changes on cash and cash equivalents	292	(61)	329

Net increase (decrease) in cash and cash equivalents	3,161	(13,550)	(4,752)

Cash and cash equivalents at beginning of year	5,363	18,913	23,665

Cash and cash equivalents at end of year	$8,524	$5,363	$18,913

See accompanying footnotes to the consolidated financial statements.

CPI CORP.
Consolidated Statements of Cash Flows (…continued)

Fifty-two weeks ended February 4, 2012, February 5, 2011, and February 6, 2010

in thousands	2011	2010	2009

Supplemental cash flow information:
Interest paid	$2,852	$5,340	$7,481
Income taxes paid, net	$3,655	$750	$469
Supplemental non-cash financing activities:
Issuance of treasury stock under the Employee Profit Sharing Plan	$800	$733	$594
Issuance of common stock, restricted stock and stock options to employees and directors	$1,634	$3,439	$850
Issuance and adjustment of noncontrolling interest in connection with the Bella Pictures® Acquisition	$17	$23	$—

See accompanying footnotes to the consolidated financial statements.

CPI CORP.
Notes to Consolidated Financial Statements

NOTE 1 -    DESCRIPTION OF BUSINESS

Description of Business

CPI Corp. ("CPI", the "Company" or "we") is a holding company engaged, through its wholly-owned subsidiaries and partnerships, in selling and manufacturing professional portrait photography of young children, individuals and families and offers other related products and services.  The Company also offers wedding photography and videography services and products through its subsidiary, Bella Pictures Holdings, LLC ("Bella Pictures®" or "Bella®").

The Company operates 3,058 (unaudited) professional portrait studios as of February 4, 2012, throughout the U. S., Canada, Mexico and Puerto Rico, principally under lease and license agreements with Walmart and license agreements with Sears and Toys “R” Us.  The Company also operates websites which support and complement its Walmart, Sears and Toys “R” Us  studio operations.  These websites serve as vehicles to archive, share portraits via email (after a portrait session) and order additional portraits and products. The Company also operates a website for Bella Pictures® which serves as a vehicle to reserve/book weddings, select specialized, unique product offerings and view/edit photographs and videos from the wedding day. In the third quarter of 2011, the Company also launched its FotoNet.com™ photography deals program which offers members special offers on studio and on-location photography and a range of other specialized services and products.

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

Fiscal year	Ended	Weeks

2012	February 2, 2013	52
2011	February 4, 2012	52
2010	February 5, 2011	52
2009	February 6, 2010	52

Business Concentrations

Volume of business – The Company’s customers are not concentrated in any specific geographic region.  Due to the widely dispersed nature of the Company’s retail business across a broad customer base, no single customer accounts for a significant amount of the Company’s sales.

Revenues – During 2011, 51%, 40% and 7% of the Company’s revenues were generated from sales at PMPS, Sears Portrait Studios (“SPS” or the “SPS brand”), and Kiddie Kandids Portrait Studios® (“KKPS” or the “KKPS brand”), respectively.  In 2010, respective revenues were 52%, 43% and 5%.  These studios operate under lease and license agreements with Walmart, Sears and Toys “R” Us in the U. S., Canada, Mexico and Puerto Rico that require the Company to pay fees to host companies based on total annual net sales.  Revenues related to Bella Pictures® were 2% and 0% of the Company's total revenues in 2011 and 2010, respectively.

Sources of supply – The Company purchases photographic paper and processing chemistry from four major manufacturers.  The Company utilizes the software for its U.S. studios from one vendor (under a fully paid perpetual license to use the software and source code) and also has internally developed software that is fully functional in its international studios in Canada, Mexico and Puerto Rico.  The Company purchases other equipment and materials for its operations from a number of suppliers and is not solely dependent upon any supplier for any specific equipment or materials.

Foreign operations – Included in the Company’s Consolidated Balance Sheets at February 4, 2012, and February 5, 2011, are long-lived assets of $0.7 million and $5.5 million, respectively, utilized in the Company’s Canadian operations.  Net sales related to the Canadian operations were $56.4 million, $57.6 million and $54.8 million in fiscal 2011, 2010 and 2009, respectively.  Also included in the Company’s Consolidated Balance Sheets at February 4, 2012, and February 5, 2011, are long-lived assets of $215,000 and $518,000, respectively, utilized in the Company’s Mexican operations.  Net sales related to the Company’s Mexican operations were $8.2 million, $8.7 million and $7.9 million in 2011, 2010 and 2009, respectively.

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

NOTE 2 -    LIQUIDITY

In late third quarter and continuing through the fourth quarter of fiscal 2011, the Company experienced lower than expected sales which has continued into fiscal 2012. As a result of profit shortfalls in the third quarter, and noncompliance with the leverage ratio covenant (as defined, Total Funded Debt to EBITDA) we entered into an amendment (the "Amendment") to the Credit Agreement (the “Credit Agreement”) on December 16, 2011, which suspended the leverage ratio test for the quarter ended November 12, 2011; reduced the revolving commitment from $105 million to $90 million; and suspended dividend and other restricted payments, including share repurchases.

The Company's primary sources of liquidity have historically been cash flows from operations and the borrowing capacity available under its Credit Agreement. Its business is highly seasonal, with significant operating cash flow historically being generated in the fiscal fourth quarter. The reduction in available borrowing capacity resulting from the Amendment coupled with a significant reduction in earnings and operating cash flow, which is largely attributable to lower than expected sales at the end of the third quarter and in the fourth quarter which has continued into fiscal 2012, has resulted in significant liquidity challenges for the Company. We incurred a net loss of $56.7 million for the fiscal year ended February 4, 2012, which included significant impairment, restructuring and other related charges, and used $5.7 million of cash for operations. As of February 4, 2012, our current liabilities of $116.5 million (including $74.0 million due under our Credit Agreement) exceed our current assets of $25.3 million, and there is a total stockholders' deficit of $58.8 million. As of February 4, 2012, we are not in compliance with our financial covenants under the Credit Agreement, and such noncompliance continues to exist as of May 4, 2012. See Note 10.

Additional liquidity through cash flows from operations, additional borrowing capacity under its Credit Agreement, or a combination of both, is needed to satisfy the Company's cash flow needs, to meet debt service obligations as they come due under the Credit Agreement, and to provide for any necessary capital maintenance spending to support operations. The Company is in active discussions with its lenders to obtain both a short-term financial debt covenant compliance waiver to cure the existing default, as well as further amendments to the Credit Agreement to avoid a subsequent default, and to increase the borrowing capacity under the lending arrangement. There can be no assurances that the lenders will grant such waivers or agree to amendments on commercially reasonable terms, if at all. If the Company's debt is accelerated and it is unable to obtain other adequate financing, the Company's existing assets are not sufficient to repay its debt in full.

Management is implementing plans to improve liquidity through improvements to results from operations, store closures, cost reductions and operational alternatives. However, there can be no assurance that we will be successful with our plans or that our future results of operations will improve. If sales trends do not improve, our available liquidity from cash flows from operations will be materially adversely affected. There can be no assurance that we will be able to improve cash flows from operations, or that we will be able to refinance any or all of our indebtedness. Therefore, there can be no guarantee that our existing sources of cash and our future cash flows from operations will be adequate to meet our liquidity requirements, including cash requirements that are due under the Credit Agreement and that are needed to fund our business operations. If we are unable to address our liquidity shortfall, then our business and operating results would be materially adversely affected, and the Company may then need to curtail its business operations and/or reorganize its capital structure.

The Company's consolidated financial statements have been prepared assuming that it will continue as a going concern; however, the conditions noted above raise substantial doubt about the Company's ability to do so. While the consolidated financial statements reflect significant asset impairment and tax valuation allowances for fiscal 2011, they do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Foreign Currency Translations

The Company’s net assets, net earnings and cash flows from its Canadian and Mexican operations are based on the U.S. dollar equivalent of such amounts measured in the respective entity’s functional currency.  Assets and liabilities are translated to U.S. dollars using the applicable exchange rates as of the end of a reporting period.  Revenues, expenses and cash flows are translated using the average exchange rate during each period.  Gains and losses on foreign currency translations are included in the determination of accumulated other comprehensive (loss) income for the year.  Foreign currency translation gains amounted to $48,000, $521,000 and $2.5 million, in 2011, 2010 and 2009, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  As of February 4, 2012, the Company’s cash equivalents were not material.

Accounts Receivable

For all PMPS studios, collections from customers are made directly to CPI.  There are no customer receivables since revenue is not recorded until the delivery of a package which coincides with final collection.  Accordingly, no allowance for doubtful accounts is required.

For all SPS and KKPS studios, collections (cash, check and credit sales) are deposited with Sears and Toys “R” Us, respectively, and subsequently remitted, net of commission, to CPI by Sears and Toys “R” Us.  Sears’ and Toys “R” Us’ remittances are reconciled to CPI receivables and any differences are resolved and recorded as appropriate.  There was no allowance for doubtful accounts at February 4, 2012, and February 5, 2011, as substantially all accounts receivable relate to amounts to be remitted by Sears and Toys “R” Us, and management has a high level of assurance of the collectability of these amounts.

For Bella Pictures®, customer collections are due in full prior to the event date. As such, no allowance for doubtful accounts is required.

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

In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 350, “Intangibles-Goodwill and Other” (“ASC Topic 350”), photographic, sales and manufacturing equipment includes amounts related to the capitalization of certain costs incurred in connection with developing or obtaining software for internal use.

Property and Equipment and Intangible Asset Impairment

In accordance with FASB ASC Topic 360, “Property, Plant and Equipment” (“ASC Topic 360”) long-lived assets, including property and equipment and definite-lived intangible assets, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  The impairment test is a two-step process.  If the carrying value of the asset group exceeds the expected future cash flows (undiscounted and without interest) from the asset group, impairment is indicated.  The impairment loss recognized is the excess of the carrying value of the asset over its fair value.

Business Combinations

In accordance with FASB ASC Topic 805, "Business Combinations" ("ASC Topic 805"), the Company allocates the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values.  Valuations are performed to assist in determining the fair values of assets acquired and liabilities assumed, which requires management to make significant estimates and assumptions, especially with respect to intangible assets.  Management makes estimates of fair value based upon assumptions believed to be reasonable.  These estimates are based in part on historical experience and information obtained from management of the acquired companies and expectations of future cash flows.

Goodwill Impairment

The Company accounts for goodwill under FASB ASC Topic 350, “Intangibles-Goodwill and Other” (“ASC Topic 350”) which requires the Company to test goodwill for impairment on an annual basis, and between annual tests whenever events or changes in circumstances indicate the carrying amount may not be recoverable.  ASC Topic 350 prescribes a two-step process for impairment testing of goodwill.  The first step is a screen for impairment, which compares the reporting unit’s estimated fair value to its carrying value.  If the carrying value exceeds the estimated fair value in the first step, the second step is performed in which the Company’s goodwill is written down to its implied fair value.

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

Bella Pictures® revenue is recorded when each element of the wedding contract is delivered to the customer.  Costs of the individual elements are capitalized and expensed when the related sales revenue is recognized.

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

The Consolidated Balance Sheets include capitalized direct-response advertising costs of $318,000 and $857,000 at February 4, 2012, and February 5, 2011, respectively.  Advertising expense for 2011, 2010 and 2009 was $26.1 million, $28.1 million and $30.7 million, respectively.

Defined Benefit Plans

The Company maintains a qualified, noncontributory pension plan that covers all full-time U.S. employees meeting certain age and service requirements.  At the measurement date of February 4, 2012, plan assets are measured and recorded at fair value.  The net pension plan and supplemental executive retirement plan (“SERP”) benefit obligations and the related periodic costs are based on, among other things, assumptions of the discount rate, estimated return on plan assets and estimated salary increases. These obligations and related periodic costs are measured using actuarial techniques and assumptions.  While management has determined the assumptions are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension obligation and future net periodic benefit cost.  The actuarial cost method used to compute the pension plan liabilities and related expense is the Projected Unit Credit method.  Market related value of assets is valued with a five-year phase-in of gains and losses.  The SERP has no assets.

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

Stock-based Compensation Plans

At February 4, 2012, the Company had various stock-based employee compensation plans, which are described more fully in Note 13 to the Notes to Consolidated Financial Statements.  The Company accounts for its stock-based compensation plans under FASB ASC Topic 718, “Compensation – Stock Compensation” (“ASC Topic 718”) which requires companies to recognize the cost of awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

Per Share Calculations

Basic (loss) income per common share is computed by dividing net losses or earnings attributable to common shareholders by the weighted-average number of common shares outstanding for the periods presented. Diluted (loss) income per common share also includes the dilutive effect of potential common shares (primarily dilutive stock options) outstanding during the period for the periods presented.

Adoption of New Accounting Standards

In December 2010, the FASB issued ASU No. 2010-28, "Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts" ("ASU No. 2010-28"). ASU No. 2010-28 affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The guidance in ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. ASU No. 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company adopted the applicable requirements of ASU No. 2010-28 on February 6, 2011.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”).  ASU No. 2010-06 amended existing disclosure requirements under ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements on a gross basis relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about inputs and valuation techniques and the level of disaggregation.  The new disclosures and clarifications of existing disclosures were effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide level 3 activity of purchases, sales, issuances and settlements on a gross basis, which is effective for interim and annual periods beginning after December 15, 2010.  The Company adopted the applicable requirements of ASU No. 2010-06 on February 7, 2010, with the exception of the requirement to provide level 3 activity of purchases, sales, issuances and settlements on a gross basis, which the Company adopted on February 6, 2011, and there was no effect to the Company’s financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB EITF)” (“ASU No. 2009-13”).  ASU No. 2009-13 significantly improves the reporting of transactions to more closely reflect the underlying economics of the transactions by requiring allocation of the overall consideration to each deliverable using the estimated selling price in the absence of vendor-specific objective evidence or third-party evidence of selling price for deliverables.  Additionally, ASU No. 2009-13 will improve financial reporting because the relative selling price method spreads any discount in an arrangement across all of the deliverables in that arrangement rather than allocating the entire discount to the delivered items.  The disclosures required by ASU No. 2009-13 also significantly improve financial reporting by providing users of financial statements with greater transparency of how a vendor allocates revenue in its arrangements, the significant judgments made, and changes to those judgments in allocating that revenue, and how those judgments affect the timing and amount of revenue recognition.  ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  The Company adopted the applicable requirements of ASU No. 2009-13 on February 6, 2011, and there was no material effect to the Company's financial statements.

NOTE 4 –    BUSINESS ACQUISITION

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

The Company accounted for the acquisition as a business combination under the guidance in ASC Topic 805.  The purchase price was allocated as of February 5, 2011, based on the Company’s preliminary estimate at that time of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. The Company finalized the purchase price allocation as of its first quarter ended April 30, 2011. As a result of final purchase price allocation adjustments made during the Company's first quarter of fiscal 2011, the preliminary estimate of goodwill was reduced by approximately $1.0 million as of April 30, 2011, which the Company considered insignificant to the consolidated financial statements.  Accordingly, the preliminary purchase price allocation as of February 5, 2011 has not been retrospectively adjusted for the final purchase price allocation adjustments.

The following unaudited pro forma summary presents the Company’s revenue, net income, diluted income per common share and basic income per common share as if the Bella Pictures® Acquisition had occurred on the first day of the periods presented (in thousands, except per share data):

	2010	2009

Revenue	$413,517	$430,004

Net (loss) income	5,331	812
Net loss attributable to noncontrolling interest	(281)	(649)
Net (loss) income attributable to CPI Corp.	$5,612	$1,461

Diluted (loss) income per common share attributable to CPI Corp.	$0.77	$0.21

Basic (loss) income per common share attributable to CPI Corp.	$0.77	$0.21

Pro forma adjustments have been made to reflect depreciation and amortization using asset values recognized after applying purchase accounting adjustments.

This pro forma information is presented for informational purposes only and is not necessarily indicative of actual results had the acquisition been effected at the beginning of the periods presented or future results.

NOTE 5 –    INVENTORIES

Inventories consist of:

in thousands	February 4, 2012	February 5, 2011

Raw materials - film, paper and chemicals	$1,668	$2,130
Portraits in process	1,886	1,060
Bella®-related work in process	379	214
Finished portraits pending delivery	80	97
Frames and accessories	314	230
Studio supplies	2,450	2,556
Equipment repair parts and supplies	742	627
Other	433	546

Total	$7,952	$7,460

These balances are net of obsolescence reserves totaling $86,000 and $38,000 at February 4, 2012, and February 5, 2011, respectively.

NOTE 6 –    PROPERTY AND EQUIPMENT IMPAIRMENT

During 2011, 2010 and 2009, the Company recorded impairment charges of $13.6 million, $1.9 million and $300,000, respectively, in the Impairments line in the consolidated statements of operations related to certain of its property and equipment.

In late third quarter and continuing through the fourth quarter of fiscal 2011, the Company experienced lower than anticipated sales trends. As a result, the Company performed impairment tests for property and equipment within SPS, PMPS, KKPS, Bella® and corporate (support assets), as well as asset groups within the Portrait Gallery from Bella Pictures®/Shooting Stars studio locations, as of February 4, 2012, and concluded that certain of the property and equipment within each reporting unit was impaired. The Company valued the real estate components using the Level 2 “market value approach” whereby fair value is estimated using a sales comparison approach in which prices for similarly situated properties were considered. The valuation of the Company's manufacturing equipment utilized a "fair market value in continued use with assumed earnings" approach. Based on the analysis completed, the Company wrote down the respective asset carrying values to their fair value and recorded an impairment charge of $13.6 million.

During 2010 and 2009, the Company evaluated the carrying value of the manufacturing facility located in Matthews, North Carolina as a result of the declining real estate environment. The Company valued the Matthews facility using the “market value approach” whereby fair value is estimated using a sales comparison approach in which prices for similarly situated properties were considered. Based on the analyses completed in 2010 and 2009, the Company determined the carrying value of the Matthews facility exceeded the estimate of the facility's fair value less cost to sell by approximately $1.9 million and $300,000, respectively.

NOTE 7 –    PROPERTY NOT IN USE

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

The Company is actively marketing these assets for sale; however, they do not meet the criteria for “held for sale accounting” under ASC Topic 360.  Accordingly, the Company has presented these assets within Property and equipment (“Property not in use”), subject to depreciation as applicable.

The assets included in Property not in use at both February 4, 2012 and February 5, 2011 are as follows (in thousands):

Land	$996
Buildings and building improvements (1)	2,405

Property not in use	$3,401

(1)	Depreciation expense related to the building and building improvements is included in the total accumulated depreciation and amortization line in the Consolidated Balance Sheets.

NOTE 8 –    GOODWILL AND INTANGIBLE ASSETS

In connection with the PCA Acquisition, the Company recorded goodwill in the excess of the purchase price over the fair value of assets acquired and liabilities assumed in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”).  In connection with the Bella Pictures® Acquisition in fiscal year 2010, the Company recorded goodwill in the excess of the purchase price over the fair value of the assets acquired and liabilities assumed in accordance with ASC Topic 350.  Under SFAS No. 141 and ASC Topic 350, goodwill is not amortized and instead is periodically evaluated for impairment.  The goodwill is expected to be fully deductible for tax purposes over 15 years.  The following is a summary of the 2011 and 2010 changes in goodwill (in thousands):

	2011	2010

Balance, beginning of year	$22,874	$21,720
Bella Pictures® Acquisition (1)	(983)	983
Impairment of PMPS and SPS goodwill (2)	(12,108)	—
Translation impact on foreign balances	(11)	171

Balance, end of year	$9,772	$22,874

(1) See Note 4 for explanation of the adjustment to the Bella Pictures® Acquisition goodwill.
(2) The accumulated impairment losses for the PMPS and SPS reporting units is $12.1 million as of February 4, 2012.

The Company performs its annual goodwill impairment test at the end of its second quarter, or more frequently if circumstances indicate the potential for impairment.  Key items considered in the Company's impairment test include the Company's market capitalization relative to the carrying value of its net assets, the estimates of fair value of the reporting units using a discounted cash flow model that is based upon unobservable inputs that management believes are reasonable, and other relevant factors. Key assumptions in the calculation of fair value are the discount rate, long-term growth rates in sales and profit margins (the most significant assumption being the Company's expectation of future PMPS studio sales levels), as well as a reconciliation to our market capitalization (implied control premium).

As of July 23, 2011, the Company had goodwill recorded of approximately $22.0 million, which related to both the PMPS and SPS reporting units. At the end of the Company’s 2011 second fiscal quarter, the Company completed its annual impairment test and concluded that the estimated fair values of its PMPS and SPS reporting units substantially exceeded their carrying values, and therefore, no impairment was indicated at that time. In view of declining results for the fiscal third quarter, the Company also performed an interim goodwill impairment test as of November 12, 2011 and concluded no impairment of its PMPS or SPS reporting units existed at that date.

In the fourth fiscal quarter of 2011, the Company continued to experience a significant decline in its stock price and lower than anticipated sales trends. As such, the Company performed a goodwill impairment test as of its fiscal year ended February 4, 2012, using the key items of consideration and assumptions as discussed above. After performing the first step of the impairment test, we determined the carrying amounts of goodwill in our PMPS and SPS reporting units exceeded their fair value. As such, we performed the second step and determined that the goodwill recorded was impaired by approximately $12.1 million, which we recorded in the Impairments line in the Consolidated Statement of Operations for fiscal year 2011. As of February 4, 2012, the Company had remaining goodwill recorded in its PMPS reporting unit of approximately $9.8 million.

If market conditions at the studio or host store levels continue to deteriorate, which would result in lower than expected PMPS studio sales, or if there are significant changes in the Company's circumstances (see Note 2), or in our projections of future cash flows, it is possible that the Company would be required to further write-down its goodwill and record a non-cash impairment charge, which could be significant, and would adversely affect the Company’s financial position and results of operations.

In connection with the PCA Acquisition, the Company also acquired intangible assets related to the host agreement with Walmart and the customer list.  These assets were recorded in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  The host agreement with Walmart and the customer list are being amortized over their useful lives of 21.5 years using the straight-line method and 6 years using an accelerated method, respectively.  During fiscal year 2010, in connection with the Kiddie Kandids asset acquisition and the Bella Pictures® Acquisition, the Company also acquired a customer list and tradename, respectively.  These assets were recorded in accordance with ASC Topic 350.  The customer list and tradename are being amortized over their useful lives of 5.5 years using an accelerated method and 10 years using the straight-line method, respectively.  The following tables summarize the Company’s amortized intangible assets as of February 4, 2012 and February 5, 2011:

	2011

in thousands	Net Balance at Beginning of Year	Acquisition	Impairment	Accumulated Amortization	Translation Impact of Foreign Balances	Net Balance at End of Year

Acquired host agreement	$36,719	$—	$(4,666)	$(2,062)	$(33)	$29,958
Acquired customer lists	390	—	—	(188)	—	202
Acquired tradename	753	(67)	(341)	(69)	—	276

	$37,862	$(67)	$(5,007)	$(2,319)	$(33)	$30,436

	2010

in thousands	Net Balance at Beginning of Year	Acquisition	Impairment	Accumulated Amortization	Translation Impact of Foreign Balances	Net Balance at End of Year

Acquired host agreement	$38,238	$—	$—	$(2,049)	$530	$36,719
Acquired customer lists	422	257	—	(294)	5	390
Acquired tradename	—	755	—	(2)	—	753

	$38,660	$1,012	$—	$(2,345)	$535	$37,862

The aggregate amortization expense for these intangible assets was $2.3 million, $2.3 million and $2.4 million in fiscal years 2011, 2010 and 2009, respectively.  The estimated aggregate amortization expense for the next five fiscal years is as follows (in thousands):

2012	$1,941
2013	$1,870
2014	$1,824
2015	$1,818
2016	$1,814

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

As of February 4, 2012, the Company evaluated whether an impairment of its intangible assets had occurred in consideration of the lower than expected sales in the fourth quarter. The Company determined that the carrying amount of the PMPS host agreement exceeded its fair value, and accordingly recognized an impairment charge of $4.7 million in the fourth fiscal quarter of 2011.  In addition, the Company concluded that the carrying value of its Bella Pictures® tradename was impaired and recognized an impairment charge of $341,000 in the fourth fiscal quarter of 2011. The impairment charges are recorded in the Impairments line in the Consolidated Statement of Operations for fiscal year 2011.

If market conditions at the studio or host store levels continue to deteriorate, which would result in lower than expected PMPS studio sales, or if there are changes in the Company's circumstances (see Note 2), or in our projections of future cash flows, it is possible that the Company would be required to further write-down its intangible assets and record a non-cash impairment charge, which could be significant, and would adversely affect the Company’s financial position and results of operations.

NOTE 9 –    OTHER ASSETS AND OTHER LIABILITIES

Included in Accrued expenses and other liabilities as of February 4, 2012 and February 5, 2011 is $4.2 million and $4.3 million, respectively, in accrued host commissions and $3.4 million and $3.7 million, respectively, related to accrued worker’s compensation.

Included in both Other assets and Other liabilities is $7.7 million and $7.0 million as of February 4, 2012 and February 5, 2011, respectively, related to worker’s compensation insurance claims that exceed the deductible of the Company and that will be paid by the insurance carrier.  Since the Company is not released as primary obligor of the liability, it is included in both Other assets as a receivable from the insurance company and in Other liabilities as an insurance liability.

NOTE 10 –    BORROWINGS

On August 30, 2010, the Company entered into the Credit Agreement with the financial institutions that are or may from time to time become parties thereto and Bank of America, N.A., as administrative agent for the lenders, and as swing line lender and issuing lender.  The Credit Agreement makes available to the Company a revolving credit facility which includes letters of credit and replaces the Company's former facility.

The Credit Agreement is a four-year revolving credit facility, expiring in August 2014, in an amount of up to $105 million (amended - see below), with a sub-facility for letters of credit in an amount not to exceed $25 million.  The obligations of the Company under the Credit Agreement are secured by (i) a guaranty from certain material direct and indirect domestic subsidiaries of the Company, and (ii) a lien on substantially all of the assets of the Company and such subsidiaries.

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

The Credit Agreement and related loan documents contain terms and provisions, including representations, covenants and conditions.  The financial covenants include a leverage ratio test (as defined, Total Funded Debt to EBITDA) and an interest coverage ratio test (as defined, EBITDA minus capital expenditures to interest expense).  Other covenants include limitations on lines of business, additional indebtedness, liens and negative pledge agreements, incorporation of other debt covenants, guarantees, investments and advances, cancellation of indebtedness, restricted payments, modification of certain agreements and instruments, inconsistent agreements, leases, consolidations, mergers and acquisitions, sale of assets, subsidiary dividends, and transactions with affiliates.

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

The proceeds of the revolving loans may be used for working capital purposes and general business purposes, for acquisitions permitted under the Credit Agreement, for capital expenditures (including retail store expansions and conversion to digital photography), for refinancing existing debt and to pay dividends and distributions on the Company’s capital securities to the extent permitted thereunder (see below), and to make purchases or redemptions of the Company’s capital securities to the extent permitted thereunder.

On December 16, 2011, the Company entered into an amendment to the Credit Agreement which included the following terms:

•	A suspension of the leverage ratio test for the quarter ended November 12, 2011;

•	A reduction of the revolving commitment under the Credit Agreement from $105 million to $90 million; and

•	Suspension of dividend and other restricted payments, including share repurchases, until the Company presents evidence of its compliance with its debt covenants.

If the leverage ratio test for the quarter ended November 12, 2011 had not been suspended, the Company would not have been in compliance with this covenant. As of February 4, 2012, the Company was not in compliance with both the leverage ratio covenant and the interest coverage ratio covenant, and such noncompliance continues to exist as of May 4, 2012. In light of the existing non-compliance, borrowings of $74.0 million under the revolving credit facility have been recorded as current liabilities as of February 4, 2012. The Company is in active discussions with the lenders to secure additional borrowing capacity under the Credit Agreement and to secure both a short-term financial debt covenant compliance waiver to cure the existing default, as well as further amendments to the Credit Agreement to avoid a subsequent default. There can be no assurances that the lenders will grant such waivers or amendments on commercially reasonable terms, if at all.

Outstanding debt obligations are as follows:

in thousands	February 4, 2012	February 5, 2011

Revolving credit facility	$74,000	$48,900
Less: current maturities	(74,000)	—

Outstanding long-term debt obligations	$—	$48,900

As of February 4, 2012, the Company has recorded unamortized prepaid debt fees of approximately $1.1 million pertaining to the Credit Agreement, which are being amortized over the life of the revolving commitment. The Company wrote off approximately $195,000 in unamortized debt fees in the fourth quarter of 2011 as a result of the reduction in revolving commitment under the Amendment. The Company also incurred and recognized costs of $255,000 in connection with the Amendment. These charges are included in Interest expense in the consolidated statement of operations for fiscal year 2011.

As part of the Company’s former credit facility, the Company had entered into an interest rate swap agreement to manage the interest rate risk on a portion of its term loan.  This swap agreement expired on September 17, 2010.  The fixed rate gain related to this agreement was $2.0 million and $1.5 million for 2010 and 2009, respectively, which is included in Interest expense for those respective periods.

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

The Rights will be exercisable and will trade separately from the shares of common stock only if a person or group, with certain exceptions, acquires beneficial ownership of 20% or more of the shares of common stock or commences a tender or exchange offer that would result in such person or group beneficially owning 20% or more of the shares of common stock.  Prior to this time, the Rights will not trade separately from the common stock. The Company may redeem the Rights at $.001 per Right at any time prior to the occurrence of one of these events. All Rights expire on March 13, 2013.

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

Open Market Repurchase Program

On August 25, 2010, the Company’s Board of Directors approved a stock repurchase program.  On August 24, 2011, the Company's Board of Directors authorized an extension of its share repurchase program and an increase in total shares from 1.0 million to 1.5 million shares. During the fiscal years ended February 4, 2012 and February 5, 2011, the Company repurchased 52,937 and 324,716 shares of its common stock at an average price of $20.54 and $22.19 per share, respectively, under this program. The remaining maximum number of shares that may yet be purchased under the program as of April 27, 2012 is 1,122,347 shares. The Company's ability to repurchase shares of its common stock is currently restricted pursuant to the Amendment to its Credit Agreement, dated December 16, 2011. See further discussion in Note 10.

Comprehensive (Loss) Income and Accumulated Other Comprehensive Loss

The following table shows the computation of comprehensive (loss) income:

in thousands	2011	2010	2009

Net (loss) income	$(56,867)	$11,901	$13,797
Other comprehensive (loss) income:
Foreign currency translation adjustments	48	521	2,451
Defined benefit plans (1)	(9,622)	1,439	(4,224)
Total other comprehensive (loss) income	(9,574)	1,960	(1,773)

Total comprehensive (loss) income	$(66,441)	$13,861	$12,024

(1)	Net of tax expense (benefit) of $0.0 million, $892,000 and ($2.6) million for 2011, 2010 and 2009, respectively.

The following table displays the components of accumulated other comprehensive loss as of February 4, 2012, February 5, 2011 and February 6, 2010:

in thousands	2011	2010	2009

Foreign currency translation adjustments	$(348)	$(396)	$(917)
Unfunded projected benefit obligation, net of tax:
Unamortized net actuarial losses	(22,153)	(12,531)	(13,970)

Accumulated other comprehensive loss	$(22,501)	$(12,927)	$(14,887)

NOTE 12 –    OTHER CHARGES

Other charges recorded as a component of (loss) income from operations included:

in thousands	2011	2010	2009

Litigation costs	$2,210	$1,461	$557
Severance and related costs	1,690	538	970
Bella Pictures® Acquisition costs	1,545	472	—
Portrait Gallery from Bella Pictures® costs	1,358	—	—
Kiddie Kandids® integration costs	204	1,335	—
Other transition-related costs - PCA Acquisition	202	388	527
Gain on sale of property and equipment	(214)	(1,473)	—
Proxy contest fees	—	—	871
Other	581	500	69

Total other charges	$7,576	$3,221	$2,994

Litigation costs

Costs in 2011 and 2010 primarily related to legal expense of $1.9 million and $1.5 million, respectively, incurred in connection with the Chrissy Larkin vs. CPI Corp. case.

Costs in 2009 primarily related to net legal expense of $527,000 incurred in connection with the settlement of the Picture Me Press LLC vs. Portrait Corporation of America case.

Severance and related costs

Charges in 2011 and 2010 primarily related to severance costs resulting from the termination of employees in connection with corporate and operational support restructuring.

Charges in 2009 primarily related to severance costs resulting from the termination of employees in connection with the closure of the film lab facility in Canada due to the digital conversion of the SPS Canada studios.

Bella Pictures® Acquisition costs

Charges in 2011 related to certain integration costs incurred in connection with the Bella Pictures® Acquisition.

Charges in 2010 related to certain costs incurred in connection with the Bella Pictures® Acquisition, primarily related to legal and consulting fees.

Portrait Gallery from Bella Pictures® costs

Charges primarily related to certain lease-related costs incurred in connection with the opening of the Portrait Gallery from Bella Pictures® studio locations and amortization of deferred lease fees.

Kiddie Kandids® integration costs

Charges relate to certain integration costs incurred in 2011 and 2010 in connection with the Kiddie Kandids, LLC asset acquisition.

Other transition-related costs – PCA Acquisition

During 2011 and 2010, expense primarily related to lab closure-related costs.

During 2009, expense primarily related to lab closure-related costs of $1.1 million.  This expense was offset in part by a $546,000 net gain recognized on the sale of certain properties previously held for sale.

Gain on sale of property and equipment

Represents the gain on sales of the Sandy, Utah facility and certain Bella®-related lab equipment in 2011 and the Brampton,

Ontario facility in 2010.

Proxy contest Fees

Charges related to certain fees incurred in connection with the proxy contest in 2009.

Other

Costs in 2011 primarily related to fees incurred in connection with certain strategic initiatives.

Costs in 2010 primarily related to the $1.1 million write-off of debt fees related to the Company’s former credit facility as a result of its new revolving credit facility; offset in part by an early termination fee of $504,000 received from Walmart in relation to certain early PMPS studio closures.

Costs in 2009 primarily related to the write-off of certain Canada film inventory due to the digital conversion of the SPS Canada studios; offset in part by a reduction in certain lease obligation reserves of $288,000.

The following tables summarize the 2011 and 2010 activity in the reserves established in connection with strategic actions implemented by the Company to restructure its operations.

in thousands	Reserve Balance Feb. 5, 2011	2011 Charges (Credits)	Asset Write-Downs/Impairments	Cash Payments	Reserve Balance Feb. 4, 2012

Sears fees related to the settlement of the previous license agreement	$418	$73	$—	$(150)	$341
Reserves for severance and related costs	194	1,502	—	(1,676)	20
Other	555	841	—	(1,211)	185

Total	$1,167	$2,416	$—	$(3,037)	$546

in thousands	Reserve Balance Feb. 6, 2010	2010 Charges (Credits)	Asset Write-Downs/Impairments	Cash Payments	Reserve Balance Feb. 5, 2011

Sears fees related to the settlement of the previous license agreement	$568	$—	$—	$(150)	$418
Reserves for severance and related costs	601	538	—	(945)	194
Other	250	1,461	(120)	(1,036)	555

Total	$1,419	$1,999	$(120)	$(2,131)	$1,167

NOTE 13 –    STOCK-BASED COMPENSATION PLANS

At February 4, 2012, the Company had outstanding stock options and restricted stock awards under various stock-based employee compensation plans that have been approved by the Company’s stockholders.

Effective May 29, 2008, the Board of Directors adopted the CPI Corp. Omnibus Incentive Plan (the "Plan"), which was approved by the stockholders at the 2008 Annual Meeting of Stockholders, held on July 17, 2008.  The Plan provides the Company with flexibility to award employees, directors and consultants of the Company (the "Service Providers") both short-term and long-term equity-based and cash incentives.  The purposes of the Plan are (i) to attract and retain highly competent persons; (ii) to provide incentives to Service Providers that align their interests with those of the Company's stockholders; and (iii) to promote the success of the business of the Company.  Awards under the Plan are granted by the Compensation Committee of the Board (the "Committee"), provided that the Board shall be responsible for administering this Plan with respect to awards to non-employee directors.  The Committee has the authority, among other things, to (i) select the Service Providers to whom awards may be granted and the types of awards to be granted to each; (ii) to determine the number of shares to be covered by each award; (iii) to determine whether, to what extent, and under what circumstances an award may be settled in cash, common stock, other securities, or other awards; (iv) to prescribe, amend, and rescind rules and regulations relating to the Plan; and (v) to make all other determinations and take all other action described in the Plan or as the Committee otherwise deems necessary or advisable.  Total shares of common stock available for delivery pursuant to awards under the Plan were 800,000 shares.  On August 11, 2010, the stockholders approved an additional 300,000 shares for delivery pursuant to awards under the Plan.  The Company has reserved these shares under its authorized, unissued shares.  At February 4, 2012, 502,225 of these shares remained available for future grants.

Types of awards authorized under the Plan include (i) stock options to purchase shares of common stock, including ISO’s and nonstatutory stock options, which will be granted with an exercise price not less than 100% of the fair market value of the common stock on the date of grant; (ii) stock appreciation rights (“SAR’s”), which confer the right to receive an amount, settled in cash, common stock or other awards, equal to the excess of the fair market value of a share of common stock on the date of exercise over the exercise price of the SAR; (iii) restricted stock, which is common stock subject to restrictions on transferability and other restrictions, such as payment of respective statutory minimum taxes, with respect to which a participant has the voting rights of a stockholder during the period of restriction; (iv) restricted stock units, which are awards of a right to receive shares of the Company’s common stock and are subject to restrictions on transferability and other restrictions; such as payment of respective statutory minimum taxes, (v) performance awards, including performance shares or performance units, which are settled after an applicable performance period has ended to the extent to which corresponding performance and/or market goals have been achieved and (vi) other awards, including awards that are payable in shares of common stock or the value of which is based on the value of shares of common stock, and awards to be settled in cash or other property other than common stock.

The Company accounts for stock-based compensation plans in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation” (“ASC Topic 718”) which requires companies to recognize the share-based awards, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

The following descriptions reflect pertinent information with respect to the various stock-based employee compensation plans:

Stock Option Plans

As of February 4, 2012, 217,500 stock options have been granted under the Plan.  Of these total stock options, 157,500 vest in three equal increments on their anniversary dates, however, do not become exercisable unless certain market conditions are met prior to expiration.  The first increment vested on the first anniversary date and became exercisable in November 2010 when the common stock traded in excess of $25.00 for a minimum of 20 consecutive trading days.  The second increment vested on the second anniversary date and is exercisable when the common stock trades in excess of $45.00 for a minimum of 20 consecutive trading days.  The third increment vested on the third anniversary date and is exercisable when the common stock trades in excess of $65.00 for a minimum of 20 consecutive trading days.  An additional 30,000 of these share options vested on February 7, 2009, and are exercisable with respect to 10,000 shares when each of the three market conditions noted above are met.  The remaining 30,000 shares vested on February 6, 2010, and are exercisable with respect to 15,000 shares when the $45.00 and $65.00 market conditions noted above are met.  For all share options, if the target common stock price is met for a minimum of 20 consecutive trading days prior to the vesting schedules noted above, the exercise dates would be the vesting schedule dates.  These stock options were granted during the third quarter of fiscal year 2008 and expire on various dates through 2018.

The following table summarizes the changes in stock options during the fiscal year ended February 4, 2012, and information about stock options outstanding at February 4, 2012.

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in thousands)

Options outstanding, beginning of year	169,166	$13.09
Exercised	(22,500)	13.58		$248

Options outstanding, end of year	146,666	$13.02	4.53	$—

Options exercisable at end of year	10,001	$12.21	1.63	$—

(1)
Intrinsic value for activities other than exercises is defined as the difference between the Company's closing stock price on the last trading day of the 2011 fiscal year end and the exercise price, multiplied by the number of in-the-money options.  These amounts change based on the quoted market price of the Company's stock.  For exercises, intrinsic value is defined as the difference between the Company's closing stock price on the exercise date and the exercise price, multiplied by the number of options exercised.

Share proceeds received from the exercise of stock options in fiscal year 2011 were valued at $306,000 and tax benefits realized from exercised stock options in fiscal year 2011 were $94,000.  These amounts are included as cash flows provided by financing activities in the Consolidated Statement of Cash Flows in fiscal year 2011.

The Company estimated the fair value of its stock options with market-based performance conditions under the Plan using Monte Carlo simulations for each of the market conditions noted above.  The Company determined that its historical stock price volatility was an appropriate indicator of expected volatility.  In the absence of a reasonable historical pattern of stock option exercises in relation to these types of stock options, the Company determined a 50% post-vest exercise rate was appropriate.  This assumes that exercise will occur at the mid-point of the exercisable date and expiration of the stock options.  The volatility and interest rate presented in the table below reflect the expected term assuming a 50% post-vest exercise rate.  The expected dividend yield was estimated using the last dividend distribution prior to the grant date and the stock value on the grant date, as the Company believed this to be representative of future dividends.  The interest rate was determined based on the implied yield available on U.S. Treasury zero-coupon issues in effect at the time of grant with a remaining term equal to the derived term of the award.  The Company’s weighted-average assumptions for fiscal years 2011, 2010 and 2009 are presented as follows:

Expected term until exercise (years)	3.45 - 8.09
Expected stock price volatility	41.97% - 52.05%
Weighted-average stock price volatility	44.23%
Expected dividends	4.71% - 5.24%
Risk-free interest rate	2.55% - 3.59%

The weighted-average grant-date fair value per share of stock options granted was $2.75, $2.95 and $3.09 for fiscal years 2011, 2010 and 2009, respectively.  The Company recognized stock-based compensation expense of $83,000, $168,000 and $196,000 in fiscal years 2011, 2010 and 2009, respectively, resulting in deferred tax benefits of $32,000, $64,000 and $74,000 for the respective years, based on the grant-date fair values of stock options granted and the derived service periods.  As of February 4, 2012, total unrecognized compensation cost related to nonvested stock options granted under the Plan was $96,000.  This unrecognized compensation cost will be recognized over a weighted-average period of less than one year.

Restricted Stock Plans

All nonvested stock is valued based on the fair market value of the Company’s common stock on the grant date and the value is recognized as compensation expense over the service period.

Issuances of nonvested stock during 2011 include grants to executive management and certain management members and employees for fiscal year 2010 performance and/or as part of a long-term incentive plan and issuances to the Executive Chairman of the Board and non-employee Board of Director members for their services to the Company.

Changes in nonvested stock are as follows:

	2011		2010		2009
	Shares	Weighted-Average Grant-Date Value	Shares	Weighted-Average Grant-Date Value	Shares	Weighted-Average Grant-Date Value

Nonvested stock, beginning of year	76,121	$14.26	528	$18.95	1,056	$18.95
Granted	84,601	18.47	242,783	14.17	97,142	9.11
Vested	(73,601)	17.79	(150,783)	14.21	(92,418)	9.30
Forfeited	(7,392)	20.65	(16,407)	13.51	(5,252)	6.70

Nonvested stock, end of year	79,729	$14.88	76,121	$14.26	528	$18.95

Stock-based compensation expense related to nonvested stock	$1,491,000		$2,466,000		$896,000

As of February 4, 2012, total unrecognized compensation cost related to nonvested stock was $652,000.  This unrecognized compensation cost will be recognized over a weighted-average remaining period of less than one year.

NOTE 14 –    EMPLOYEE BENEFIT PLANS

Expenses (income) for retirement and savings-related benefit plans were as follows:

in thousands	2011	2010	2009

Profit sharing	$—	$839	$734
Pension plan expense	1,610	1,202	203
Supplemental retirement plan expense (income)	24	1	(67)

Total expense, net	$1,634	$2,042	$870

Profit Sharing

Under the Company’s profit-sharing plan, as amended and restated, eligible employees may elect to invest from 1% to 50% of their base compensation, subject to annual limitations, in a trust fund, the assets of which are invested in securities other than Company stock.  The Company has discretion to match 50% of the employees’ investment contributions, up to a maximum of 8% of the employees’ compensation.  The Company's matching contributions are made in shares of its common stock, which vest incrementally at 1/3 per year of service or 100% once an employee has completed three years of service with the Company.  Expenses related to the profit-sharing plan are accrued in the year to which the awards relate, based on the fair market value of the Company's common stock to be issued, determined as of the date earned. The Company elected not to make a matching contribution for the fiscal year ended February 4, 2012.

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

The Company also maintains a noncontributory defined benefit plan providing supplemental retirement benefits for certain current and former key executives.  The cost of providing these benefits is accrued over the remaining expected service lives of the active plan participants.  Net supplemental retirement benefit costs (income) for 2011, 2010 and 2009 were $24,000, $1,000 and ($67,000), respectively.  The supplemental retirement plan is unfunded and as such does not have a specific investment policy or long-term rate of return assumption.  Certain assets previously used to finance these future obligations consisted of investments in a Rabbi Trust. On July 12, 2011, the Company liquidated the investments held in the Rabbi Trust for $760,000. Remaining obligations related to current and former key executives will be funded through the Company's normal operating cash flows.  In 2012, the Company expects to pay approximately $68,000 of scheduled supplemental retirement plan benefit payments.

The following benefit payments are expected to be paid as follows:

		Supplemental
	Pension Plan	Retirement Plan
in thousands	Benefits	Plan Benefits

2012	$2,500	$68
2013	$2,600	$109
2014	$2,700	$123
2015	$2,900	$122
2016	$3,000	$122
2017 - 2022	$17,000	$603

The Company’s funding policy is to contribute annually at least the minimum amount required by government funding standards, but not more than is tax deductible.  The Company contributed $2.3 million in 2011 and $1.6 million in both 2010 and 2009 to its pension plan. The Company estimates a 2012 contribution of approximately $3.4 million.  Future contributions to the pension plan will be dependent upon legislation, future changes in discount rates and amortization assumptions and the earnings performance of plan assets.

The following table summarizes benefit obligation and plan asset activity for the retirement plans:

	Defined Benefit Plans
	Pension Plan		Supplemental Retirement Plan
in thousands	2011	2010	2011	2010

Projected benefit obligation
Benefit obligation at beginning of year	$55,643	$52,632	$1,398	$1,351
Interest cost	3,088	3,066	77	79
Actuarial loss	7,550	2,099	71	44
Benefit payments	(2,264)	(2,154)	(5)	(76)

Benefit obligation at end of year	$64,017	$55,643	$1,541	$1,398

Fair value of plan assets
Fair value at beginning of year	$40,781	$34,909	$—	$—
Actual return on plan assets	122	6,406	—	—
Employer contributions (1)	2,335	1,620	5	76
Benefit payments	(2,264)	(2,154)	(5)	(76)

Fair value at end of year	$40,974	$40,781	$—	$—

Funded status
Funded status at end of year	$(23,043)	$(14,862)	$(1,541)	$(1,398)

(1)
For the supplemental retirement plan, for the fiscal year ended February 5, 2011 and for the period February 6, 2011 through July 12, 2011, employer contributions were financed through the liquidation of investments in the Company’s Rabbi Trust. Subsequent to July 12, 2011, employer contributions were funded through the Company's normal operating cash flows.

The following table summarizes the net actuarial loss (gain) recorded as “Accumulated Other Comprehensive Loss” and recognized in earnings in fiscal year 2011 and 2010.

in thousands	Pension Plan	Supplemental Retirement Plan	Total

Actuarial loss (gain), net of tax:
Unrealized losses (gains) on net actuarial (gain) loss at February 6, 2010	$14,207	$(237)	$13,970

Net actuarial (gains) losses recorded in accumulated other comprehensive loss	(750)	28	(722)
Recognition of net actuarial (losses) gains in earnings	(765)	48	(717)
Unrealized losses (gains) on net actuarial (gain) loss at February 5, 2011	$12,692	$(161)	$12,531

Net actuarial losses (gains) recorded in accumulated other comprehensive loss	10,583	71	10,654
Recognition of net actuarial (losses) gains in earnings	(1,065)	33	(1,032)
Unrealized losses (gains) on net actuarial loss at February 4, 2012	$22,210	$(57)	$22,153

The amounts of net actuarial loss for the pension plan and the supplemental retirement plan expected to be recognized in earnings during fiscal year 2012 are $635,000 and $0, respectively. Beginning in fiscal 2012, net unrecognized actuarial loss for the pension plan will be recognized in earnings over the estimated remaining life of inactive participants under the plan, which now comprises the vast majority of plan participants as a result of retirements and workforce reductions that have occurred through fiscal 2011 in the normal course.

The following table sets forth the components of net periodic benefit cost for the retirement plans:

in thousands	Pension Plan			Supplemental Retirement Plan
	2011	2010	2009	2011	2010	2009

Components of net periodic benefit cost
Interest cost	$3,088	$3,066	$3,090	$77	$79	$85
Expected return on plan assets	(3,196)	(3,098)	(3,143)	—	—	—
Amortization of net loss (gain)	1,718	1,234	256	(53)	(78)	(152)

Net periodic benefit cost	$1,610	$1,202	$203	$24	$1	$(67)

The following table sets forth the weighted-average plan assumptions and other data:

	Pension Plan			Supplemental Retirement Plan
	2011	2010	2009	2011	2010	2009

Weighted-average assumptions used to determine benefit obligations at fiscal year end:
Discount rate	4.98%	5.65%	6.01%	4.98%	5.65%	6.01%
Rate of increase in future compensation	N/A	N/A	N/A	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.65%	6.01%	7.25%	5.65%	6.01%	7.25%
Expected long-term return on plan assets	7.75%	7.75%	7.75%	N/A	N/A	N/A
Rate of increase in future compensation	N/A	N/A	N/A	N/A	N/A	N/A

For the discount rates, the Company uses a methodology under which a yield curve is developed from various yields on a large universe of Aa-rated bonds.  The plans’ projected cash flows were matched to this yield curve and a present value developed accordingly.

The following table provides the required information for the pension plan and supplemental retirement plan as in both cases benefit obligations are in excess of plan assets:

in thousands	Pension Plan		Supplemental Retirement Plan
	2011	2010	2011	2010

Projected and accumulated benefit obligation	$64,017	$55,643	$1,541	$1,398
Fair value of plan assets	$40,974	$40,781	$—	$—

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

The actual allocations for the pension plan assets at February 4, 2012, and February 5, 2011, and target allocations by asset class, are as follows:

		Percentage of Plan Assets at
Asset Class	Target Allocation	February 4, 2012	February 5, 2011

Equity securities	50%	52%	55%
Fixed income securities	45%	46%	43%
Cash and cash equivalents	5%	2%	2%

Total	100%	100%	100%

Equity securities are comprised primarily of exchange traded funds and common stock.  Fixed income securities primarily include U.S. government and agency securities, corporate bonds and notes and mortgage-backed securities.  Cash and cash equivalents consist primarily of money market funds.

The following table presents our pension plan assets using the fair value hierarchy as of February 4, 2012 and February 5, 2011.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.  Level 1 refers to fair values determined based on quoted prices in active markets for identical assets.  Level 2 refers to fair values estimated using significant other observable inputs.  Level 3 includes fair values estimated using significant non-observable inputs.

	2011
in thousands, except for share data	Total	Level 1	Level 2	Level 3

Equity securities (1):
U.S. large cap	$14,326	$14,326	$—	$—
U.S. small cap (2)	2,955	2,955	—	—
Non-U.S.	4,177	4,177	—	—
Fixed income securities (3):
U.S. government and agency securities	5,319	—	5,319	—
Corporate bonds and notes (4)	11,516	4,775	6,741	—
Mortgage-backed securities	2,050	—	2,050	—
Cash and cash equivalents (5)	631	631	—	—

Total	$40,974	$26,864	$14,110	$—

	2010
in thousands, except for share data	Total	Level 1	Level 2	Level 3

Equity securities (1):
U.S. large cap	$13,961	$13,961	$—	$—
U.S. small cap (2)	4,016	4,016	—	—
Non-U.S.	4,471	4,471	—	—
Fixed income securities (3):
U.S. government and agency securities	6,135	—	6,135	—
Corporate bonds and notes (4)	10,556	3,672	6,884	—
Mortgage-backed securities	992	—	992	—
Cash and cash equivalents (5)	650	650	—	—

Total	$40,781	$26,770	$14,011	$—

(1)	Investments in exchange traded funds and common stock are valued based on quoted market prices multiplied by the number of shares owned as of the measurement date.

(2)	U.S. small cap equity securities include 69,864 and 67,605 shares of CPI Corp. common stock as of February 4, 2012, and February 5, 2011, respectively.

(3)	Fixed income securities are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, reported trades and other observable inputs.

(4)
The Level 1 corporate bonds and notes class represents an investment in a mutual fund which consists primarily of investment grade debt securities, but may invest a certain percentage of total assets in high-yield securities.  The Level 2 corporate bonds and notes class represents investment grade securities of U.S. issuers from diverse industries.

(5)	Cash and cash equivalents are primarily held in registered money market funds which are valued using a market approach based on the quoted market prices of identical instruments.

The Company also maintains a noncontributory pension plan that covers all SPS brand Canadian employees meeting certain service requirements.  The plan provides pension benefits based on an employee’s length of service and annual compensation earned.  As of February 28, 2005, the Company amended its plan to implement a freeze of future benefit accruals under the plan, except for those employees with 10 or more years of service and who had attained age 50 on that date (the “Grandfathered Members”), who were grandfathered and whose benefits continued to accrue.  On June 10, 2009, the Company amended the plan to implement a freeze of future benefit accruals for the remaining Grandfathered Members, effective July 31, 2009.  The freeze of future benefit accruals for the remaining Grandfathered Members did not have a material effect on the Company’s financial statements.  The Company contributed approximately $93,000 and $162,000 to this retirement plan for the fiscal years ended February 4, 2012, and February 5, 2011, respectively.  Plan assets were $2.2 million and $2.3 million as of February 4, 2012, and February 5, 2011, respectively, and consisted of several Canadian equity and fixed income funds and one international equity fund.  No net liability is reflected in the Company’s consolidated financial statements as it is considered immaterial.

NOTE 15 –     INCOME TAXES

Total income tax expense for 2011, 2010 and 2009 was $13.1 million, $3.4 million and $5.8 million, respectively. The components of income tax expense were:

in thousands	2011	2010	2009

Federal
Current	$283	$236	$(556)
Deferred	7,295	(217)	4,398
Federal income tax	7,578	19	3,842
State
Current	207	472	157
Deferred	410	158	839
State income tax	617	630	996
Foreign
Current	1,650	1,957	—
Deferred	3,233	807	958
Foreign income tax	4,883	2,764	958

Total income tax expense	$13,078	$3,413	$5,796

A reconciliation of expected income tax (benefit) expense at the federal statutory rate of 34% to the Company’s applicable income tax expense follows:

in thousands	2011	2010	2009

Tax (benefit) expense at statutory rate (34%)	$(14,888)	$5,207	$6,662

State income tax, at statutory rate, net of federal income tax (benefit) expense	(1,866)	428	657

Tax effect of:
Expenses not deductible	432	97	229
Tax credits and exclusions	472	(2,381)	(2,814)
Valuation allowance	29,603	823	109
Foreign taxes	(159)	(248)	74
Tax settlements	(72)	(325)	879
Reduction in uncertain tax position	(2,153)	(507)	—
Foreign repatriation	1,519	—	—
Other	190	319	—

Applicable income tax expense	$13,078	$3,413	$5,796

As of February 4, 2007, the Company follows guidance provided by FASB ASC Topic 740, “Income Taxes” (“ASC Topic 740”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements.  ASC Topic 740 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.  The Company had a balance of liability for uncertain tax positions of $0 and $2.2 million at February 4, 2012, and February 5, 2011, respectively.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	2011	2010

Balance at beginning of year	$2,153	$2,660
Additions based on tax positions related to the current year	—	—
Reductions for tax positions of prior years	(2,153)	(507)
Reductions related to settlements with taxing authorities	—	—

Balance at end of year	$—	$2,153

The decrease in unrecognized tax benefits resulted from the recognition of certain tax benefits due to statute closure.  Recognition of these uncertain tax benefits favorably affected the tax rate.  The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense.  During the fiscal years ended February 4, 2012 and February 5, 2011, the Company recognized a credit of $46,000 and expense of $10,000, respectively, in interest and penalties. As of February 4, 2012 and February 5, 2011, the Company had approximately $0 and $46,000, respectively, accrued for the payment of interest and penalties.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, many states and Mexican and Canadian jurisdictions. The Company is generally no longer subject to U.S. federal income tax examination for the years prior to 2008. There is currently one ongoing examination by state authorities and no ongoing examinations by foreign taxing authorities.

On an ongoing basis, the Company is subject to examination by federal, state and foreign taxing authorities that may give rise to differing interpretation of the complex laws, regulations and methods.  During fiscal 2011, the Company completed an IRS examination for 2008 with no additional tax due.  At February 4, 2012, the Company believes that the aggregate amount of any additional tax liabilities that may arise from other examinations by taxing authorities, if any, will not have a material adverse effect on the financial condition, results of operations or cash flow of the Company.

Deferred income tax assets and liabilities reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for the same items for income tax reporting purposes.

The components of the Company’s net deferred tax (liability) asset as of February 4, 2012, and February 5, 2011, were:

in thousands	2011	2010

Deferred tax assets
Federal, state and foreign operating and capital loss carryforwards	$11,568	$2,181
Pension and supplemental retirement plan benefits	8,528	5,685
Reserves, principally due to accrual for financial reporting purposes	2,769	2,831
Federal, state and foreign tax credit carryforwards	9,287	8,708
Property, equipment and other long-lived assets	5,613	—
Other	—	86

Gross deferred tax assets	37,765	19,491

Deferred tax liabilities
Property, equipment and other long-lived assets	—	(3,258)
Other	(1,180)	—

Gross deferred tax liabilities	(1,180)	(3,258)

Valuation allowance	(36,616)	(3,091)

Net deferred tax (liability) asset	$(31)	$13,142

As of February 4, 2012, the Company had deferred tax assets related to net operating loss carryforwards for federal, state and foreign tax purposes of approximately $8.2 million, $1.7 million and $1.7 million, respectively, which begin to expire in 2031, 2013 and 2031, respectively.  The Company also has alternative minimum tax credit carryforwards of approximately $852,000, General Business Tax Credit carryforwards totaling $6.0 million, which expire in tax years 2023 through 2031, and foreign tax credits totaling $2.3 million, which expire in tax years 2016 through 2021.

The Company regularly assesses the likelihood that deferred tax assets will be recovered through future taxable income. To the extent the Company believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. Realization of deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of the tax attribute. At February 4, 2012, the Company's cumulative losses and uncertainty regarding sufficient future taxable income necessary to realize deferred tax assets have resulted in the recognition of a valuation allowance. In the fourth quarter of fiscal 2011, the Company has recorded a valuation allowance against deferred tax assets, except for future taxable income that will result from the reversal of existing temporary differences for which deferred tax liabilities are recognized.

During 2011, we determined that a portion of the undistributed earnings of one of our foreign wholly-owned subsidiaries would be remitted to the U.S. in the foreseeable future. These earnings were previously considered permanently reinvested in the business and the unrecognized deferred tax liability related to these earnings was not recognized. The deferred tax effect of this newly planned remittance was recorded as a discrete net income tax expense of $1.1 million in the year ended February 4, 2012. At February 4, 2012, approximately $21.6 million of foreign subsidiary net earnings was considered permanently invested in those businesses.  U.S. income taxes have not been provided for such earnings.

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

Rental expense during 2011, 2010 and 2009, on all operating leases was $3.0 million, $1.7 million and $1.2 million, respectively.

Minimum rental payments under operating leases with initial terms in excess of one year at February 4, 2012, are as follows (in thousands):

2012	$4,166
2013	3,993
2014	3,221
2015	3,300
2016	392
Beyond	329

Total minimum payments	$15,401

Standby Letters of Credit

As of February 4, 2012, the Company had standby letters of credit outstanding in the principal amount of $13.9 million, primarily used in conjunction with the Company’s various large deductible insurance programs.

Purchase Commitments

As of February 4, 2012, the Company had outstanding purchase commitments for goods and services of $2.9 million.  Of these commitments, $230,000 are unconditional purchase obligations primarily related to telecommunication services and database maintenance contracts with remaining terms in excess of one year.  Expense related to these unconditional purchase obligations during 2011, 2010 and 2009 was $103,000, $938,000 and $71,000, respectively.

Legal Proceedings

The Company and two of its subsidiaries are defendants in a lawsuit entitled Shannon Paige, et al. v. Consumer Programs, Inc., filed March 8, 2007, in the Superior Court of the State of California for the County of Los Angeles, Case No. BC367546.  The case was subsequently removed to the United States District Court for the Central District of California, Case No. CV 07-2498-FMC (RCx).  The Plaintiff alleges that the Company failed to pay him and other hourly associates for “off the clock” work and that the Company failed to provide meal and rest breaks as required by law.  The Plaintiff is seeking damages and injunctive relief for himself and others similarly situated.  On October 6, 2008, the Court denied the Plaintiffs' motion for class certification but allowed Plaintiffs to attempt to certify a smaller class, thus reducing the size of the potential class to approximately 200.  Plaintiffs filed a motion seeking certification of the smaller class on November 14, 2008.  The Company filed its opposition on December 8, 2008.  In January 2009, the Court denied Plaintiffs' motion for class certification as to their claims that they worked "off the clock".  The Court also deferred ruling on Plaintiff's motion for class certification as to their missed break claims and stayed the action until the California Supreme Court rules on a pending case on the issue of whether an employer must merely provide an opportunity for employees to take a lunch break or whether an employer must actively ensure that its employees take the break (Brinker Restaurant v. S. C. (Hohnbaum)).  The California Supreme Court ruled on the Brinker case on April 12, 2012. The Court held that employers do not have to ensure that a meal period is taken, but have only to make it available. The Court in the Paige case has requested briefs from the parties in May on the impact of the Brinker case and scheduled a hearing for June 4, 2012. The Company believes the claims are without merit and continues its vigorous defense on behalf of itself and its subsidiaries against these claims, however, an adverse ruling in this case could require the Company to pay damages, penalties, interest and fines. It is not possible to determine the ultimate outcome of this action or to estimate the potential impact on the Company's results of operations, liquidity or financial position.
The Company and two of its subsidiaries were defendants in a lawsuit entitled Chrissy Larkin, et al. v. CPI Corporation, Consumer

Programs, Inc., d/b/a Sears Portrait Studios and CPI Images, LLC, d/b/a Sears Portrait Studios, filed August 12, 2010, in the United States District Court for the Western District of Wisconsin, Civil No. 3:10-cv-00411-wmc.  The Plaintiffs filed a Second Amended Complaint on March 15, 2011.  The Plaintiffs alleged that the defendants failed to pay them for all compensable time worked, to provide rest and meal periods under applicable laws and to reimburse them for business related expenses.  The Plaintiffs' actions are based on alleged violations of the laws of a number of states and the Fair Labor Standards Act.  The Plaintiffs asked for damages, declaratory and injunctive relief and statutory penalties for themselves and others similarly situated.  The Company and its subsidiaries filed an answer on September 27, 2010, and an answer to the Second Amended Complaint on April 7, 2011.  The Company denied each of the claims asserted by the Plaintiffs, but nevertheless decided to settle the lawsuit for the purpose of avoiding the burden, expense and inconvenience of continuing litigation.  The terms of settlement call for a payment by the Company of $750,000 (inclusive of fees payable to Plaintiffs' counsel). The parties filed a Joint Motion for Approval of the Settlement Agreement and Motion to Dismiss with Prejudice on September 23, 2011. Pursuant to inquiry of the Court and stipulation of the parties, the Plaintiffs filed a Third Amended Complaint on December 8, 2011 to convert each “opt-in” to a named Plaintiff. On December 29, 2011, the Court entered an Order Approving the Joint Motion for Approval of the Settlement Agreement and Dismissal with Prejudice. The Company paid a total of $750,000 to the Plaintiffs and their counsel in accordance with the Settlement Agreement in early February 2012. Accordingly, this matter is resolved.
The Company is a defendant in a lawsuit entitled TPP Acquisition, Inc. v. CPI Corp., filed April 1, 2011, as amended on April 18, 2011, in the Supreme Court of the State of New York, County of New York, Index No. 650883/2011.  Plaintiff alleges it acquired the assets of The Picture People, Inc. on or about March 1, 2011.  The Company was a competing bidder for the assets.  Plaintiff alleges that the Company has improperly used information obtained under a confidentiality agreement to interfere with Plaintiff's business relations with landlords of Picture People studios and to engage in unfair competition.  Plaintiff seeks injunctive relief and damages of not less than $40 million.  The Company believes that the lawsuit is without merit and filed a motion to dismiss on May 19, 2011. Oral arguments were presented on the Company's motion to dismiss on October 4, 2011. On February 14, 2012, the Court denied the Company's Motion to Dismiss the breach of contract and interference with the Plaintiff's business relations with landlords, but granted the Company's Motion to Dismiss the unfair competition claim. The Company filed an Answer and Counterclaims on March 26, 2012. It is not possible to determine the ultimate outcome of this action or to estimate the potential impact on the Company's results of operations, liquidity or financial position.
The Company is a defendant in a lawsuit entitled IBEW Local 98 Pension Fund v. CPI Corp., et al., filed January 13, 2012 in the United States District Court for the Eastern District of Missouri, Civil Action No. 4:12-CV-75 AGF. IBEW Local 98 Pension Fund (IBEW) commenced a putative securities class action against CPI Corp. (CPI), Renato Cataldo, Dale E. Heins and David M. Meyer on January 13, 2012. The Complaint was brought on behalf of all persons who purchased or otherwise acquired CPI common stock between April 20, 2010 and December 21, 2011, inclusive (the “Class Period”). IBEW alleges on behalf of the purported class that, as a result of the defendants' allegedly false statements and omissions, CPI common stock traded at artificially inflated prices during the Class Period. By court stipulation dated February 9, 2012, the parties agreed that not later than 60 days after entry of an Order appointing Lead Plaintiff and Lead Counsel, the Lead Plaintiff shall file a consolidated amended class action complaint, which shall be deemed the operative complaint and the Defendants shall answer or otherwise respond to the Consolidated Complaint within 60 days after service of the Consolidated Complaint. On March 13, 2012, plaintiffs IBEW and George David filed a motion for appointment as Lead Plaintiffs and for approval of Lead Plaintiffs' Counsel. That motion is pending. It is not possible to determine the ultimate outcome of this action or to estimate the potential impact on the Company's results of operations, liquidity or financial position. CPI currently expects to move to dismiss the amended complaint after it is filed, believes it is without merit and will vigorously defend itself in this matter.

The Company is a defendant in a lawsuit entitled Heim v. Meyer, et al., filed on February 24, 2012 in the 22nd Judicial Circuit Court of St. Louis, Missouri, Civil Action No. 1222CC00943. Wayne Heim, derivatively on behalf of the Company, commenced a shareholder derivative action against David M. Meyer, Renato Cataldo, Dale E. Heins, James J. Abel, Michael S. Koeneke, John Turner White, IV, Michael Glazer, Eric Salus and the Company, as a nominal defendant, on February 24, 2012. The complaint alleges breach of fiduciary duty, waste of corporate assets and unjust enrichment by the Individual Defendants, each of whom is or was a director or officer, or both, of the Company during the events alleged. Plaintiffs allege that the defendants instituted inadequate corporate controls and, as a result, certain defendants made essentially the same allegedly false and misleading statements about CPI's financial performance between April 20, 2010 and December 21, 2011 as alleged in the IBEW securities action described above. Plaintiff further alleges that the defendants permitted a waste of corporate assets by among other things paying excessive compensation to certain of its executive officers and directors, increasing dividend payments and continuing share buybacks. Plaintiffs seek an unspecified amount of damages and specified reforms to the Company's corporate governance. The parties filed a stipulation on April 12, 2012 to stay the matter until 30 days after a ruling on Defendants' motion to dismiss the IBEW Securities action. It is not possible to determine the ultimate outcome of this action or to estimate the potential impact on the Company's results of operations, liquidity or financial position. The Company expects to move to dismiss the complaint.

The Company is also a defendant in other routine litigation, but does not believe these lawsuits, individually or in combination with the cases described above, will have a material adverse effect on its financial condition.  The Company cannot, however, give assurances that these legal proceedings will not have a material adverse effect on its business or financial condition.

NOTE 17 –    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	FISCAL YEAR 2011
	April 30, 2011	July 23, 2011	November 12, 2011	February 4, 2012
in thousands, except per share data	(12 weeks)	(12 weeks)	(16 weeks)	(12 weeks)

Net sales	$88,638	$70,864	$95,025	$107,149
Gross profit	80,522	63,292	84,518	97,100
Net (loss) income attributable to CPI Corp.	747	(6,244)	(7,250)	(43,938)
Net (loss) income per share attributable to CPI Corp. - diluted	$0.11	$(0.89)	$(1.03)	$(6.24)
Net (loss) income per share attributable to CPI Corp. - basic	$0.11	$(0.89)	$(1.03)	$(6.24)
Weighted average number of common and equivalent shares - diluted	6,998	7,040	7,040	7,038
Weighted average number of common and equivalent shares - basic	6,992	7,040	7,040	7,038

	FISCAL YEAR 2010
	May 1, 2010	July 24, 2010	November 13, 2010	February 5, 2011
in thousands, except per share data	(12 weeks)	(12 weeks)	(16 weeks)	(12 weeks)

Net sales	$95,498	$76,414	$106,174	$128,949
Gross profit	85,851	67,914	95,906	118,560
Net (loss) income attributable to CPI Corp.	6,540	(1,817)	(7,713)	14,898
Net (loss) income per share attributable to CPI Corp. - diluted	$0.91	$(0.25)	$(1.05)	$2.06
Net (loss) income per share attributable to CPI Corp. - basic	$0.91	$(0.25)	$(1.05)	$2.07
Weighted average number of common and equivalent shares - diluted	7,177	7,319	7,312	7,245
Weighted average number of common and equivalent shares - basic	7,169	7,319	7,312	7,208

NOTE 18 –    SUBSEQUENT EVENT

Studio Closures

In the first quarter of fiscal year 2012, the Company closed 479 (unaudited) underperforming studio locations and, as a result, expects to incur approximately $2.0 million to $2.5 million (unaudited) in total exit costs in the first fiscal quarter of 2012.

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

Under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of February 4, 2012.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of February 4, 2012.

b)    Management's Assessment of Internal Control Over Financial Reporting

CPI’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934).  CPI’s management, under the supervision of and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 4, 2012. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on the Company’s evaluation under such framework, management concluded that the Company’s internal control over financial reporting was effective as of February 4, 2012.

KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of February 4, 2012, which is included in Item 9A (d) below.

c)    Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended February 4, 2012, which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 of the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

d)    Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CPI Corp.:

We have audited CPI Corp.'s  (the Company’s) internal control over financial reporting as of February 4, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A(b) “Management’s Assessment of Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CPI Corp. maintained, in all material respects, effective internal control over financial reporting as of February 4, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CPI Corp. and subsidiaries as of February 4, 2012 and February 5, 2011, and the related consolidated statements of operations, changes in stockholders’ (deficit) equity and cash flows for each of the years in the three-year period ended February 4, 2012, and our report dated May 4, 2012 expressed an unqualified opinion on those consolidated financial statements, and included an explanatory paragraph related to the Company's ability to continue as a going concern.

/s/ KPMG LLP

_________________________________

KPMG LLP

St. Louis, Missouri

May 4, 2012

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The response to this Item required by Item 401 of Regulation S-K, with respect to directors, incorporates by reference the information under the caption “Election of Directors” and “Executive Officers” in the Proxy Statement for the 2012 Annual Meeting of Stockholders (the “Proxy Statement”) and, with respect to the audit committee, incorporates by reference the information under the caption “Board and Committee Meetings” and “Report of Audit Committee” of the Proxy Statement.

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

Item 11.    Executive Compensation

The response to this Item incorporates by reference the information under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “Report of the Compensation Committee on Executive Compensation,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2011,” “Outstanding Equity Awards at 2011 Fiscal Year-End,” “Option Exercises and Stock Vested for 2011,” “Nonqualified Deferred Compensation in 2011,” “Employment Contracts, Termination of Employment and Change in Control Arrangements,” “Compensation Committee Interlocks and Insider Participation,” “Board and Committee Meetings” and “Director Compensation for Fiscal Year 2011” in the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this Item incorporates by reference the information under the caption “Security Ownership of Certain Beneficial Owners” in the Proxy Statement.

The following table provides information as of February 4, 2012, regarding the number of shares of common stock that were issuable under the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	146,666	$13.02	502,225	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	146,666	$13.02	502,225

(1)	Represents total shares of common stock available for issuance pursuant to awards under the Company’s Omnibus Incentive Plan, effective May 29, 2008. See Note 13 for further discussion of this plan.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)           CERTAIN DOCUMENTS FILED AS PART OF FORM 10-K

(1.) FINANCIAL STATEMENTS		PAGES

—	Report of Independent Registered Public Accounting Firm	38
—	Consolidated Balance Sheets as of February 4, 2012, and February 5, 2011	39
—	Consolidated Statements of Operations for the fiscal years ended February 4, 2012, February 5, 2011 and February 6, 2010	41
—	Consolidated Statements of Changes in Stockholders' (Deficit) Equity for the fiscal years ended February 4, 2012, February 5, 2011 and February 6, 2010	42
—	Consolidated Statements of Cash Flows for the fiscal years ended February 4, 2012, February 5, 2011 and February 6, 2010	44
—	Notes to Consolidated Financial Statements	47

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

(a)	EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

(3.1)	Articles of Incorporation of the Company, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 1989 on Form 10-K, Exhibit 3.1, filed April 30, 1990.

(3.2)	Certificate of Amendment of Certificate of Incorporation, dated August 29, 2011, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.53, filed December 22, 2011.

(3.3)	Amended and Restated By-laws of the Company, effective November 24, 2008, and incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 3.1, filed December 1, 2008.

(4.1)	Form of Rights Agreement, dated as of March 13, 2000, between CPI Corp. and Harris Trust and Savings Bank, incorporated by reference to CPI Corp.'s Form 8-A, Exhibit 4.5, dated March 14, 2000.

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

(10.4)*
CPI Corp. Non-Employee Directors Restricted Stock Policy (Restricted Stock Election), effective August 14, 2008, incorporated by reference to CPI Corp.'s Annual Report for fiscal year 2008 on Form 10-K, Exhibit 10.33, filed April 23, 2009.

(10.5)*	Form of Option Agreement, incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 10.1, filed August 21, 2008.

EXHIBIT
NUMBER	DESCRIPTION

(10.6)*	CPI Corp. Omnibus Incentive Plan, incorporated by reference to CPI Corp.'s Form DEF 14A, Annex A, filed June 23, 2008.

(10.7)*	Employment Agreement by and between CPI Corp. and Renato Cataldo, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.10, filed September 1, 2005. File No. 1-10204

(10.8)*	Confidentiality, Noncompetition and Nonsolicitation Agreement by and between CPI Corp. and Renato Cataldo, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.104, filed September 1, 2005.

(10.9)*
Letter from the Company regarding Supplemental Retirement Benefits, dated June 28, 2006, delivered to Jane E. Nelson, incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 10.62, filed July 5, 2006.

(10.10)*	Employment Agreement dated September 12, 2007, by and between Thomas Gallahue and CPI Corp., incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 10.60, filed September 18, 2007.

(10.11)
Purchase and Sale Agreement dated as of May 1, 2007, by and among Portrait Corporation of America, PCA LLC, American Studios, Inc., PCA Photo Corporation of Canada, PCA National LLC, PCA Finance Corp., Inc., Photo Corporation of America, Inc., (each, a "Seller") and CPI Corp., incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 2.1, filed May 3, 2007.

(10.12)
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

(10.13)
Amendment No. 2 to the Purchase and Sale Agreement dated as of June 8, 2007, by and among Portrait Corporation of America, PCA LLC, American Studios, Inc., PCA Photo Corporation of Canada, PCA National LLC, PCA Finance Corp., Inc., Photo Corporation of America, Inc., (each, a "Seller") and CPI Corp., incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 2.3, filed June 24, 2007.

(10.14)
Master Lease Agreement between Wal-Mart Stores  East, L.P., Wal-Mart Stores, Inc., Wal-Mart Louisiana, LLC, Wal-Mart Stores Texas, LP and Portrait Corporation of America, Inc., effective June 8, 2007, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.59, filed August 30, 2007.  (Confidential treatment granted for portions of this document).+

(10.15)
First Amendment to the Master Lease Agreement between Wal-Mart Stores, East, LP, Wal-Mart Stores, Inc., Wal-Mart Louisiana, LLC, Wal-Mart Stores Texas, LP and Portrait Corporation of America, Inc., effective June 8, 2007, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.60, filed December 20, 2007.

(10.16)
Second Amendment to the Master Lease Agreement between Wal-Mart Stores, East, LP, Wal-Mart Stores, Inc., Wal-Mart Louisiana, LLC, Wal-Mart Stores Texas, LP and Portait Corporation of America, Inc., effective June 8, 2007, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.61, filed December 20, 2007.

(10.17)
License Agreement dated December 22, 2008, by and between CPI Corp., Consumer Programs Incorporated, a subsidiary of Company, and Sears, Roebuck and Co. (confidential treatment requested for portions of this document), incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 10.1, filed December 24, 2008.

EXHIBIT
NUMBER	DESCRIPTION

(10.18)
Letter Agreement dated December 22, 2008, by and between CPI Corp., Consumer Programs Incorporated, a subsidiary of the Company, and Sears, Roebuck and Co., incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 10.2, filed December 24, 2008.

(10.19)*	Employment Agreement by and between CPI Corp. and Dale Heins, dated April 23, 2008, incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 10.62, filed April 24, 2008.

(10.20)*	Executive Chairman's Agreement by and between CPI Corp. and David Meyer, dated April 19, 2010, incorporated by reference to CPI Corp.'s Form 10-K, Exhibit 10.41, filed April 22, 2010.

(10.21)
Amendment dated as of February 22, 2010, by and between CPI Corp. and Toys "R" Us - Delaware, Inc. ("Licensor") to the Amended and Restated License Agreement made and entered into as of December 23, 2005, by and between Licensor and Kiddie Kandids, LLC.  Amended and Restated License Agreement made and entered into as of December 23, 2005, by and between Licensor and Kiddie Kandids, LLC.  These documents are incorporated by reference to CPI Corp.'s  Form 10-K, Exhibit 10.42, filed April 22, 2010.  (Confidential treatment granted for portions of these documents).+

(10.22)*	Employment Agreement by and between CPI Corp. and Keith Laakko, dated December 28, 2005, incorporated by reference to CPI Corp.'s Form 10-K, Exhibit 10.43, filed April 22, 2010.

(10.23)*
Confidentiality, Noncompetition and Nonsolicitation Agreement by and between CPI Corp. and Keith Laakko, dated December 28, 2005, incorporated by reference to CPI Corp.'s Form 10-K, Exhibit 10.44, filed April 22, 2010.

(10.24)*	First Amendment to Employment Agreement by and between CPI Corp. and Keith Laakko, dated December 30, 2005, incorporated by reference to CPI Corp.'s Form 10-K, Exhibit 10.45, filed April 22, 2010.

(10.25)*	Amended and Restated CPI Corp. Retirement Plan, effective January 1, 2010, incorporated by reference to CPI Corp.'s Form 10-K, Exhibit 10.46, filed April 22, 2010.

(10.26)*
CPI Corp. Non-Employee Directors Restricted Stock Award Agreement pursuant to the CPI Corp. Omnibus Incentive Plan effective as of April 15, 2010, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.47, filed June 9, 2010.

(10.27)*
Restricted Stock Award Agreement pursuant to the Executive Chariman's Agreement by and between CPI Corp. and David Meyer, dated April 19, 2010, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.48, filed June 9, 2010.

(10.28)
Credit Agreement dated as of August 30, 2010, among the Company, the financial institutions that are or may from time to time become parties thereto and Bank of America, N.A., as administrative agent for the lenders, and as swing line lender and issuing lender, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.49, filed September 2, 2010.

(10.29)
Amendment No. 1 dated December 16, 2011, to the Credit Agreement, dated as of August 30, 2010, among the Company and Bank of America, N.A., as administrative agent for the lenders, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.54, filed December 22, 2011.

EXHIBIT
NUMBER	DESCRIPTION

(10.30)
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

(10.31)
Amendment No. 4 dated September 8, 2010, effective as of October 30, 2009, to the Master Lease Agreement, dated as of June 8, 2007, as amended on June 20, 2007 and August 20, 2007 (the "Master Lease"), by and between the Company and Wal-Mart Stores East, LP, a Delaware limited partnership, Wal-Mart Stores, Inc., a Delaware corporation, Wal-Mart Louisiana, LLC, a Delaware limited liability company, and Wal-Mart Stores Texas, LLC, a Texas limited partnership, incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 10.3, filed September 14, 2010.  (Confidential treatment granted for portions of this document).+

(10.32)
Amendment No. 5 dated September 8, 2010, effective as of June 3, 2010, to the Master Lease Agreement, dated as of June 8, 2007, as amended on June 20, 2007 and August 20, 2007 (the "Master Lease"), by and between the Company and Wal-Mart Stores East, LP, a Delaware limited partnership, Wal-Mart Stores, Inc., a Delaware corporation, Wal-Mart Louisiana, LLC, a Delaware limited liability company, and Wal-Mart Stores Texas, LLC, a Texas limited partnership, incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 10.4, filed September 14, 2010.  (Confidential treatment granted for portions of this document).+

(10.33)
Amendment No. 6 dated September 8, 2010, effective as of July 1, 2010, to the Master Lease Agreement, dated as of June 8, 2007, as amended on June 20, 2007 and August 20, 2007 (the "Master Lease"), by and between the Company and Wal-Mart Stores East, LP, a Delaware limited partnership, Wal-Mart Stores, Inc., a Delaware corporation, Wal-Mart Louisiana, LLC, a Delaware limited liability company, and Wal-Mart Stores Texas, LLC, a Texas limited partnership, incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 10.5, filed September 14, 2010.  (Confidential treatment granted for portions of this document).+

(10.34)
Amendment No. 7 dated September 11, 2011, to the Master Lease Agreement, dated as of June 8, 2007, as amended on June 20, 2007 and August 20, 2007 (the "Master Lease"), by and between the Company and Wal-Mart Stores East, LP, a Delaware limited partnership, Wal-Mart Stores, Inc., a Delaware Corporation, Wal-Mart Louisiana, LLC, a Delaware limited liability company, and Wal-Mart Stores Texas, LLC, a Texas limited partnership, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.52, filed December 22, 2011. (Confidential treatment granted for portions of this document).+

(10.35)*	Form of LTIP Restricted Stock Award Agreement, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.51, filed December 22, 2010.

(10.36)
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

(10.37)*
Letter dated March 18, 2011, confirming agreement between CPI Corp. and David M. Meyer regarding compensation as Executive Chairman of the Board of Directors of the Company during fiscal year ended February 4, 2012, incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 10.52, filed March 24, 2011, as amended on September 1, 2011.

(10.38)*	Form of First Amendment to Offer of Employment, dated December 30, 2010, incorporated by reference to CPI Corp.'s Form 10-K, Exhibit 10.50, filed April 21, 2011.

EXHIBIT
NUMBER	DESCRIPTION

(10.39)*	Executive Chairman's Agreement by and between CPI Corp. and David Meyer, dated March 18, 2011, filed within this Form 10-K as Exhibit 10.39.

(10.40)*	Executive Chairman's Agreement by and between CPI Corp. and David Meyer, dated February 3, 2012, filed within this Form 10-K as Exhibit 10.40.

(10.41)*
Interim President and Chief Executive Officer Agreement by and between CPI Corp. and James J. Abel, dated February 8, 2012, filed within this Form 10-K as Exhibit 10.41. (Confidential treatment requested for portions of this document).+

(10.42)*	Nonstatutory Stock Option Agreement by and between CPI Corp. and James J. Abel, effective February 13, 2012, filed within this Form 10-K as Exhibit 10.42.

(10.43)*	Separation and Release Agreement by and between CPI Corp. and Renato Cataldo, dated March 26, 2012, filed within this Form 10-K as Exhibit 10.43.

(10.44)
Amendment dated March 6, 2012 to the License Agreement, dated as of January 1, 2009, by and between Consumer Programs Incorporated, a subsidiary of Company, and Sears, Roebuck and Co., a New York corporation and CPI Corp.

(10.45)
Master Lease Termination Agreement, dated as of April 17, 2012, between the Company and Wal-Mart Stores East, LP, Wal-Mart Stores, Inc., Wal-Mart Louisiana, LLC, and Wal-Mart Stores Texas, LLC and Wal-Mart Stores Arkansas, LLC., as it pertains only to Leased Spaces described in Exhibit 1 of the Master Lease Termination Agreement.

(10.46)
Master Relationship Termination Agreement, dated as of April 17, 2012, between the Company and Wal-Mart Stores East, LP, Wal-Mart Stores, Inc., Wal-Mart Louisiana, LLC, and Wal-Mart Stores Texas, LLC and Wal-Mart Stores Arkansas, LLC., as it pertains only to Leased Spaces described in Exhibit 1 of the Master Relationship Termination Agreement.

(10.47)
Letter dated April 3, 2012 , acknowledging receipt of document relating to the termination of the license under the Amended and Restated License Agreement, dated as of December 23, 2005, as amended, by and between the Company and Toys “R” us - Delaware, Inc. as of February 22, 2010 and confirmation of subsequent conversations regarding terminated departments.

EXHIBIT
NUMBER	DESCRIPTION
(11.1)	Computation of Per Common Share (Loss) Income - Diluted

(11.2)	Computation of Per Common Share (Loss) Income - Basic

(21.0)	Subsidiaries of the Registrant

(23.0)	Independent Registered Public Accounting Firm's Consent

(31.1)	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934 by the President and Chief Executive Officer.

(31.2)	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934 by the Executive Vice President, Finance and Chief Financial Officer.

(32.0)
Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer and the Executive Vice President, Finance and Chief Financial Officer.

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Schema Document

101.CAL^	XBRL Taxonomy Calculation Linkbase Document

101.DEF^	XBRL Taxonomy Definition Linkbase Document

101.LAB^	XBRL Taxonomy Label Linkbase Document

101.PRE^	XBRL Taxonomy Presentation Linkbase Document

*    Management contract or compensatory plan available to employees, officers or directors.

^	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed "furnished" and "not filed".

+
Confidential treatment requested for portions of this document. Portions for which confidential treatment are requested are denoted by [***]. Material omitted has been filed separately with the Securities and Exchange Commission.

(b)          Exhibits:
- See Item 15(a)(3)

(c)    Financial Statement Schedules:
- See Item 15(a)(2)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of May 2012.

CPI CORP.

By:	/s/James J. Abel
James J. Abel
Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature		Title	Date

/s/	James J. Abel	Interim President and Chief Executive Officer	May 4, 2012
(James J. Abel)

/s/	David M. Meyer	Executive Chairman of the Board of Directors	May 4, 2012
(David M. Meyer)

/s/	Michael S. Koeneke	Director	May 4, 2012
(Michael S. Koeneke)

/s/	Michael Glazer	Director	May 4, 2012
(Michael Glazer)

/s/	John Turner White, IV	Director	May 4, 2012
(John Turner White, IV)

/s/	Eric Salus	Director	May 4, 2012
(Eric Salus)

/s/	Dale Heins	Executive Vice President, Finance, Chief Financial Officer and Treasurer	May 4, 2012
(Dale Heins)

/s/	Rose O'Brien	Vice President, Corporate Controller and Principal Accounting Officer	May 4, 2012
(Rose O'Brien)