Form 10-K/A
period 2012-02-04
CPI CORP
filed 2012-06-04
CIK 25354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑K/A
(Amendment No. 1)
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

Registrant's telephone number, including area code: 314/231-1575

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.40 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    [ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]    Non-accelerated filer [ ]    Accelerated filer [X]    Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    [ ] Yes [X] No

As of July 23, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $70,194,000 based on the closing sales price of the common stock as reported on the New York Stock Exchange.

As of May 29, 2012, 7,011,067 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

INTRODUCTORY NOTE

CPI Corp. (“CPI”, the “Company” or “we”) is filing this Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended February 4, 2012, as originally filed on May 7, 2012, with the Securities and Exchange Commission (referred to as the “Original Filing”).  Specifically, this amendment amends Part III of the Original Filing to include information that was previously incorporated by reference to the Proxy Statement relating to the 2012 Annual Meeting of Shareholders and includes the Exhibits under Part IV, Item 15. The amendment also adds the information on the cover page of the Form 10-K with respect to the Company's registration of its common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended. This Amendment No. 1 does not reflect events occurring after the date of the Original Filing or modify or update those disclosures affected by subsequent events, except as expressly indicated.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
The statements contained in this report, and in particular in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties.  The Company identifies forward-looking statements by using words such as "preliminary," "plan," "expect," "looking ahead," "anticipate," "estimate," "believe," "should," "intend," and other similar expressions.  Management wishes to caution the reader that these forward-looking statements, such as the Company’s outlook with respect to its significant liquidity challenges, the integration of the Bella Pictures® business, portrait studios, net income, future cash requirements, cost savings, compliance with debt covenants, valuation allowances, reserves for charges and impairments, capital expenditures and other risks as may be described in the Company's filings with the Securities and Exchange Commission, including its Form 10-K for the fiscal year ended February 4, 2012, as originally filed on May 7, 2012. The risks described above do not include events that the Company does not currently anticipate or that it currently deems immaterial, which may also affect its results of operations and financial condition. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” included in the Original Filing. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Following is a listing of the members of the Company's Board of Directors (the “Board”) as of May 29, 2012, along with their respective ages and descriptions of their professional experience. Messrs. Abel and Meyer are excluded from this listing, but included in the list of executive officers because they serve in both executive and director capacities. Messrs. Koeneke and White first joined the Board in March 2004, while Mr. Glazer and Mr. Salus joined in November 2008 and August 2010, respectively.

Name	Principal Occupation, Business Experience and Directorships
Michael Glazer
Mr. Glazer, age 64, has served as President and Chief Executive Officer at Stage Stores (NYSE: SSI) since March 2012. Prior to that he served as President and Chief Executive Officer of Mattress Giant Corporation, a specialty bedding retailer, since October 2009. From August 2005 to October 2009, he served as Managing Director of Team Neu, a private equity investment firm located in Pittsfield, MA. From May 1996 to August 2005, he served as President and Chief Executive Officer of KB Toys, Inc. He has served as director of Stage Stores since 2001 and served as a director of Big Lots (NYSE: BIG) from 1991 to 2003 and Brookstone and KB Toys, Inc. from 1996 to 2005. Mr. Glazer received a B.A. from the University of California - Berkeley and an MBA from Columbia University. The Board concluded that Mr. Glazer brings the requisite skills and experience to serve as a director of the Company, particularly in the areas of i) retail industry experience, in which he has more than 35 years of leadership experience, including his positions held at Stage Stores, Mattress Giant Corporation, KB Toys, Inc., Big Lots, the Bombay Company (formerly listed on the NYSE) and as a director of the Company since 2008, ii) outside board experience, through his director positions at Stage Stores, Brookstone, KB Toys, Inc. and Big Lots, iii) public company experience, through his positions held at Stage Stores, Big Lots and as a director of the Company and iv) executive management experience, through his positions held at Stage Stores, Mattress Giant Corporation, Team Neu, KB Toys, Inc., Big Lots and the Bombay Company.

Michael Koeneke
Mr. Koeneke, age 65, is a Managing Partner and Co-founder of Knightspoint Partners LLC (“Knightspoint”), a private equity firm established in 2003, which is engaged in the business of acquiring, holding or disposing of investments in various companies. He served on the Board of Directors of Ashworth, Inc., a golf apparel company formerly listed on Nasdaq from 2008 to 2009, and on the Board of Directors of Sharper Image Corporation, a multi-channel specialty retailer formerly listed on Nasdaq from 2006 to 2008. Mr. Koeneke was formerly the Co-Head and then Chairman of Global Mergers and Acquisitions at Merrill Lynch & Co., Inc. (“Merrill Lynch”) from 1997 to 2002, and Head of Mergers and Acquisitions at Credit-Suisse First Boston (“CSFB”) from 1989 to 1993. Mr. Koeneke received a B.A. from the University of Michigan and an MBA from the Harvard Business School. The Board concluded that Mr. Koeneke brings the requisite skills and experience to serve as a director of the Company, particularly in the areas of i) executive management experience, through his positions held at Knightspoint, Merrill Lynch and CSFB and ii) retail industry, public company and outside board experience, through his director positions at Ashworth, Inc., the Sharper Image Corporation, and currently, as a director of the Company since 2004.

Eric Salus
Mr. Salus, age 58, has served on the Board of Directors for Sure Fit, Inc., a leading provider of easily-installed furniture covers, slipcovers and decorative accessories, since 2010. Mr. Salus has also served on the Board of Directors and as a consultant for Oneida Ltd., one of the world's largest marketers of stainless steel silverware and flatware, located in Oneida, New York, since 2006. Mr. Salus has served as a retail consultant to various companies, including Sharper Image, and investment funds since 2005 and served on the Board of Directors of Ashworth, Inc., makers of Ashworth and Callaway golf apparel, formerly listed on Nasdaq, from 2007 to 2008. From 2004 to 2005, and 2003 to 2004, Mr. Salus served as President of Macy's Home Store and Bon Macy's, respectively, divisions of Macy's Inc. (NYSE: M), formerly Federated Department Stores. He previously held the positions of Executive Vice President of Home Store and Cosmetics at Macy's from 1997 to 2003; Executive Vice President and Chief Merchandising and Marketing Officer of Dick's Sporting Goods; and senior positions at Foley's Houston and May D&F. Mr. Salus received a B.A. from the University of Missouri. The Board concluded that Mr. Salus has the requisite skills and experience to serve as a director of the Company, particularly in the areas of i) executive management and retail industry experience, in which he has more than 30 years of experience, including his positions held at Macy's and other leading retailers and as a retail consultant and ii) outside board experience, through his director positions held at Sure Fit, Inc., Oneida Ltd. and Ashworth, Inc., and currently, as a director of the Company since 2010.

Turner White
Mr. White, age 63, has served as owner of White and Company, LLC, a consulting and investment firm located in Kansas City, Missouri, since May 2004, and as Executive Professor and Assistant Professor of Management, Helzberg School of Management, Rockhurst University in Kansas City, Missouri, since July 2006. From May 2000 to May 2004, Mr. White served as President and Chief Executive Officer of Union Station Kansas City, Inc, a non-profit organization. He was Vice President and East region general manager of Cell Net Data Systems, an investor-owned data management and metering supplier to the electric energy industry, from September 1998 through February 2000. From June 1989 to September 1998, Mr. White was Executive Vice President, Corporate Development, of Kansas City Power & Light Company. Mr. White received a B.A. from Colorado College and an MBA from Rockhurst University. The Board concluded that Mr. White brings the requisite skills and experience to serve as a director of the Company, particularly in the areas of i) executive management experience, through his positions held at White and Company, LLC, Union Station Kansas City, Inc. and Kansas City Power & Light Company and ii) retail industry and public company experience, as a director of the Company since 2004.

The name of each of the Company's executive officers as of May 29, 2012, along with their respective ages, positions and descriptions of their professional experience is set forth below.

Name	Principal Occupation, Business Experience and Directorships
David Meyer
Executive Chairman and Director. Mr. Meyer, age 43, has served as a director and Executive Chairman of the Board since April 2010. Prior to that time, he had been an independent director and Chairman of the Board since 2004. From 2004 to 2005, he served in the Company's interim Office of the Chief Executive. Since 2003, Mr. Meyer has served as a Managing Member of Knightspoint Partners LLC, a firm which he co-founded, that is engaged in the business of acquiring, holding and disposing of investments in various companies. From 1995 to 2002, Mr. Meyer served in various capacities in the investment banking department of Credit Suisse First Boston, including as a director in the Mergers and Acquisitions and Global Industrial and Services Groups in the firm's London office. From 2007 to 2008, Mr. Meyer served as Chairman of the Board of Directors of Ashworth, Inc., a golf apparel company formerly listed on Nasdaq. From 2006 to 2007, Mr. Meyer served as Chairman of the Compensation Committee of the Board of Directors of the Sharper Image Corporation, a multi-channel specialty retailer formerly listed on Nasdaq. Mr. Meyer received a B.S.E. from Princeton University and an MBA from Stanford University.

James J. Abel
Interim President and Chief Executive Officer and Director. Mr. Abel, age 66, was appointed to his current position on February 13, 2012. Prior to the appointment, he had been an independent director of the Company since 2004. Since August 2011, Mr. Abel has served as a director of LGL Group, Inc. (NYSE Amex: LGL), a holding corporation for M-tron Industries, Inc. which designs and manufactures customized electronic components used primarily to control the frequency or timing of electronic signals in communications systems. He also served as President and Chief Executive Officer of Financial Executives International (FEI) from May 2008 to February 2009. FEI is the preeminent organization representing senior financial executives in dealing with the regulatory agencies involved with corporate financial reporting and internal controls. Mr. Abel retired on December 31, 2007, from positions of Executive Vice President, Secretary, Treasurer and Chief Financial Officer of The Lamson & Sessions Co., a diversified manufacturer and distributor of a broad line of thermoplastic electrical, consumer, telecommunications and engineered sewer products for major domestic markets. Mr. Abel served as an executive officer of The Lamson & Sessions Co. from December 1990 and a director from 2000 until his retirement. Mr. Abel received a B.S. from Purdue University and an MBA from St. John's University (N.Y.).

Dale Heins
Executive Vice President, Finance, Chief Financial Officer and Treasurer. Mr. Heins, age 49, was promoted to his current position in April 2008. From July 2005 to April 2008, Mr. Heins served as Vice President, Corporate Controller, Principal Accounting Officer and Assistant Treasurer, after serving the Company in various other financial positions since 1987.

Thomas Gallahue
Executive Vice President, Operations. Mr. Gallahue, age 62, joined the Company in April 2002 in the position of Vice President, Sales Development and Operations and was appointed to his current position in November 2002. Prior to joining the Company, Mr. Gallahue enjoyed a thirty-year career with Sears, Roebuck & Co. where he held various positions, including Store Manager, Region Product Service Manager, Director of Sales Development for Home Appliances and District General Manager.

Keith Laakko
Executive Vice President, Chief Marketing Officer. Mr. Laakko, age 46, joined the Company in his current position in January 2006. He served as Category Marketing Director for Consumer Controls Brands of Spectrum Brands from 2004 until he joined the Company. From 2000 to 2004, Mr. Laakko held marketing positions with Eastman Kodak Company, including Director of New Business Development, Business to Business, and Director of Corporate Branding from 2003 to 2004, Director of Global Brand Communication from 2001 to 2003 and Marketing Director, Strategic Web Partnerships and Online Community from 2000 to 2001. He also held marketing positions with The Coca-Cola Company, Hasbro Toys and Mattel.

Jane Nelson
General Counsel and Secretary. Ms. Nelson, age 62, joined the Company in 1988 as Assistant General Counsel and subsequently served as Associate General Counsel and Assistant Secretary. She was promoted to her current position in 1993.

Rose O'Brien
Vice President, Finance/Controller and Principal Accounting Officer. Ms. O'Brien, age 51, joined the Company in August 2005 as Assistant Controller and was promoted to her current position in April 2008. Prior to joining the Company, Ms. O'Brien was the Director of Special Projects at Insituform, Inc., a provider of trenchless technology, from September 2004 to July 2005. She was the Controller at Growing Family, Inc., a baby portrait photography company from November 2000 to September 2004. Prior to November 2000, Ms. O'Brien held financial management positions with both public and privately held companies in the St. Louis area and also served for seven years in the Audit Department of Price Waterhouse.

Messrs. Glazer, Koeneke, Salus, White, Meyer, Abel, and Heins are named defendants in lawsuits brought against the Company. See Item 3 and Note 16 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K as of February 4, 2012.

Section 16(a) Beneficial Ownership Reporting Compliance
The federal securities laws require our directors and executive officers, and persons who own more than 10% of the Company's common stock, to file initial reports of ownership and reports of changes in ownership of any of the Company's securities with the Securities and Exchange Commission, the New York Stock Exchange and the Company.
Based solely upon a review of filings with the Securities and Exchange Commission and written representations that no other reports were required, the Company believes that all of its directors and executive officers complied during fiscal year 2011 with their reporting requirements.
Move to OTCQX
On February 9, 2012, the Company was delisted from the New York Stock Exchange and began trading its common stock on the OTCQX. For purposes of determining the independence of directors and board committees, the Board of Directors follows the applicable independence standards of the New York Stock Exchange. As a result of its delisting, the Company is no longer subject to the corporate governance standards of the New York Stock Exchange.
Code of Business Conduct and Ethics
The Company's Code of Business Conduct and Ethics, which applies to Company employees and directors, reflects the standards CPI employees, officers and directors are expected to observe to maintain and enhance quality business practices. The Company intends to promptly disclose (i) the nature of any amendment to this code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of this code of ethics that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver on the Company's website at www.cpicorp.com. The Code of Business Conduct and Ethics is available at www.cpicorp.com by first clicking “Investor”, then “Corporate Governance” and then “Code of Conduct”. This document is also available, without charge, in print upon request to the Corporate Secretary at 1706 Washington Avenue, St. Louis, Missouri 63103-1717. Underlying this Code are the fundamental requirements of honesty and good faith in all actions that reflect on the Company and its people. The Company has established a fraud hotline for employees to submit confidential reports of suspected or actual violations of the Company's Code of Business Conduct and Ethics, and the Audit Committee maintains a second hotline (www.openboard.info/cpy) specifically for accounting complaints, which is maintained by an independent vendor and for which complaints are handled anonymously and confidentially.
Director Selection and Qualifications
On an annual basis, the Nominating and Governance Committee reviews with the Board of Directors the skills and characteristics of prospective Board members as well as the composition of the Board as a whole. This review includes each individual's qualifications as independent and consideration of diversity, age, skills and experience in the context of the needs of the Board. Although the Board does not maintain a specific policy with respect to Board diversity, the Board believes that the Board should be a diverse body, and the Nominating and Governance Committee considers a broad range of background and experience in its assessment. The Nominating and Governance Committee believes that director candidates should possess high ethical character, business experience with accomplishment in his or her respective field and the ability to exercise sound business judgment.
During fiscal year 2011, the Nominating and Governance Committee was comprised of James Abel (Chairman), Michael Koeneke, Michael Glazer and Turner White. The Committee held two (2) meetings during fiscal year 2011. Effective with Mr. Abel's appointment to Interim President and Chief Executive Officer on February 8, 2012, the Board of Directors appointed Michael Koeneke (Chairman) and Messrs. Glazer and White to the Nominating and Governance Committee Committee.
Board Oversight of Risk and Board Leadership Structure
The Board of Directors held twelve (12) meetings during fiscal year 2011. All members of the Board attended at least 75% of the aggregate number of meetings of the Board and all other committees on which they served. Mr. Abel served as lead director until his appointment to Interim President and Chief Executive Officer on February 8, 2012. The Board has not yet appointed a succeeding lead director.
The Company's Board of Directors has an active role, as a whole and also at the committee level, in overseeing management of the Company's risks.  The Board regularly reviews information regarding the Company's credit, liquidity, and operations, as well as the risks associated with each.  The Nominating and Governance Committee manages risks associated with the selection and independence of prospective Board members.  The Audit Committee oversees management of financial risks and is responsible for the selection of the independent auditors and approval of the scope of their work.  The Compensation Committee is responsible for overseeing the management of risks related to the Company's compensation plans and arrangements.  While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board is regularly informed of such risks by the individual committees and management. All of the Company's directors, except for Messrs. Abel and Meyer, are independent under the rules of the New York Stock Exchange and the SEC.
Mr. David Meyer serves as Executive Chairman of the Board and Mr. James J. Abel serves as both the Interim President and Chief Executive Officer and director of the Company.  During fiscal year 2011, Dr. Renato Cataldo served as President and Chief Executive Officer, but was not a director of the Company. The Board believes that having a combination of independent and non-independent directors is in the best interest of the Company's stockholders as it provides the appropriate balance between strategic development and independent oversight of management.  One of the key responsibilities of the Board is to develop strategic direction and hold management accountable for the execution of strategies once they are developed.  Independent directors and management have different perspectives and roles in strategic development.  The Company's independent directors bring experience, oversight and expertise from outside the Company and industry, while the Executive Chairman and Chief Executive Officer bring company-specific experience and expertise. The Board believes that having directors that fill the roles of Executive Chairman and Chief Executive Officer promote strategic development and execution, and facilitate information flow between management and the Board, which are essential to effective governance. Because of this Board composition, the Board believes that its existing corporate governance practices achieve independent oversight and management accountability.

The Audit Committee
During fiscal year 2011, the Audit Committee consisted of James Abel (Chairman), Michael Koeneke, Eric Salus and Turner White. The Board of Directors determined that all members of the Audit Committee were independent, as that term is defined in the New York Stock Exchange's listing standards and the rules of the Securities and Exchange Commission. The Board of Directors had also determined that Mr. Abel was qualified to serve as the Audit Committee financial expert. The Audit Committee held five (5) meetings during fiscal year 2011. Effective with Mr. Abel's appointment to Interim President and Chief Executive Officer on February 8, 2012, the Board of Directors appointed Messrs. Koeneke, Salus and White (Chairman) to the Audit Committee and determined that Mr. Koeneke was qualified to serve as the Audit Committee financial expert.
Pursuant to its Charter, the Audit Committee reviews annual and quarterly financial statements of the Company, selects and oversees the Company's independent auditors and approves the scope of their work. The Audit Committee also reviews and discusses with management and the independent auditors significant accounting policies, reporting practices and internal controls and approves the annual internal audit plan. The Audit Committee has established procedures for reporting concerns about auditing or accounting practices to the Audit Committee on an anonymous, confidential basis at www.openboard.info/cpy. The Audit Committee also oversees management's implementation and maintenance of effective systems of internal and disclosure controls and reviews and evaluates the Company's investment policies and performance.

Item 11. Executive Compensation
The Compensation Committee

During fiscal year 2011, the Compensation Committee was comprised of Turner White (Chairman), James Abel, Michael Glazer and Eric Salus. The Board of Directors determined that all of the members of the Compensation Committee were independent, as that term is defined in the rules of the New York Stock Exchange. Effective with Mr. Abel's appointment to Interim President and Chief Executive Officer on February 8, 2012, the Board of Directors appointed Michael Glazer (Chairman) and Messrs. Salus and White to the Compensation Committee.
The Compensation Committee held thirteen (13) meetings during fiscal year 2011. Decisions of the committee are made after discussion of relevant facts and in accordance with the opinion of the majority of the committee. Primary actions taken in these meetings included the approval of 2010 incentive awards, the determination of targets for fiscal year 2011 incentive awards, 2011 executive compensation, 2011 director compensation awards of restricted stock, approval of the fiscal year 2011 Executive Chairman's Agreement and the evaluation of the performance of the Chief Executive Officer (“CEO”). The CEO has participated in Compensation Committee meetings when requested by the Compensation Committee. His involvement is generally to advise concerning incentive awards and executive compensation other than his own. Additionally, in 2011, the Committee engaged Hay Group, Inc. as an independent consulting firm to provide compensation consulting services to the Committee; see further discussion in the “Compensation Discussion and Analysis” section below.
Meetings of the Compensation Committee are set by the Compensation Committee Chairman in consultation with management and other members of the committee. Compensation Committee agendas are determined by the Chairman of the committee. The Compensation Committee also serves as the Committee charged with administration of the Company's Omnibus Incentive Plan.
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

The Compensation Committee consults with the CEO for recommendations as to salary and incentive levels, but retains the authority to make any final decisions. The CEO's recommendations include a detailed listing by individual of recommended salary and incentives based on internal performance reviews and consultation with appropriate management personnel. Executives are included in Compensation Committee meetings as invited and do not participate in executive sessions. The Compensation Committee delegates to the CEO the responsibilities of communicating and implementing decisions that are made by the Compensation Committee.
Compensation Discussion and Analysis
This Compensation Discussion and Analysis outlines the compensation philosophy, policy and practices as they relate to Named Executive Officers.

Compensation Philosophy and Goal

The Company's compensation philosophy is based on two principles:

•	Exceptional individual and team performance should be recognized and rewarded (and thereby encouraged) at all levels of the organization.

•	Rewards should be tied to the creation of stockholder value and its underlying drivers.

The goal of the Company's compensation programs is to promote the financial interests and growth of the Company by creating and maintaining a system that provides fair annual compensation and incentives for designated officers and key employees of the Company to remain in the employ of the Company and to work to the best of their abilities for the achievement of the Company's strategic and operational growth objectives. Compensation packages are determined upon hire based on consideration of the Company's strategic and financial goals, competitive forces, fairness, individual responsibilities and challenges and economic factors. Compensation packages are reviewed annually by the Compensation Committee.

Compensation Consultant

In setting the fiscal year 2011 compensation for the Company's Named Executive Officers, the Compensation Committee made all decisions on the basis of the Company's existing practices, which typically includes a review of published compensation reports, as needed. Since 2009, the Committee has utilized Hay Group, Inc. (“Hay Group”) as an independent consulting firm to provide executive compensation consulting services. Hay Group works at the direction of the Compensation Committee as an independent advisor. Hay Group interacts with management at the direction of the Committee to gather information on the business, organizational strategy, and approach to leadership as well as its executive reward programs and practices. The Compensation Committee has the sole authority to retain and terminate any independent advisor, including Hay Group.

2011
During fiscal year 2011, Hay Group provided the following services to the Committee:

•	Advice regarding the executive pay and governance provisions of the Dodd-Frank Wall Street Reforms and Consumer Protection Act;

•	Advice regarding annual and long-term incentive trends;

•	Advice regarding compensation for the Executive Chairman; and

•	Advice regarding compensation for the Interim Chief Executive Officer and President who assumed his position shortly after the end of fiscal year 2011

In 2011, no adjustments were made to the NEO's base salaries, except for Mr. Meyer in his role as Executive Chairman of the Board of Directors. The Committee utilized Hay Group to support their assessment of the Executive Chairman's compensation program. As part of this assessment, Hay Group created peer groups to benchmark the compensation specifically for the title of Executive Chairman. Hay Group worked with the Committee and management to identify a list of criteria to use in the selection of the peer group companies. Hay Group and the Committee started with a broad cross section of companies and narrowed the companies down based on the following set of criteria:

•	Title of Executive Chairman

•	Annual revenues between one-half to two times the Company's revenues;

•	Specialty retail companies;
Companies that were selected met a majority, but not necessarily all of the above criteria. The Committee and management do not believe there are any public companies that are exact competitors or peers within the Company's industry.
Each of the eight (8) companies comprising the Retail "Executive Chair" peer group met a majority of the above criteria. The companies are:

· Aaron's Inc	· DSW Inc	· Shoe Carnival Inc
· Blue Nile Inc	· HH Gregg, Inc	· Zumiez Inc
· Columbia Sportswear	· Lumber Liquidators

Because the above peer group yielded a small population, the field was expanded to include General Industry companies of similar size with the title of "Executive Chair". This peer group contained 34 companies:

· Advisory Board Co	· Credit Acceptance Corp	· Finisar Corp
· Affymetrics Inc	· Daktronics Inc	· First Cash Financial
· Altra Holdings, Inc.	· Diamondrock Hospitality	· Fortress Investment
· Audiovox Corp	· Digital Reality Trust, Inc.	· Genco Shipping & Trading
· Boston Beer Co Inc	· Douglas Emmett Inc.	· Genesee & Wyoming Inc
· Bravo Brio Restaurant	· Drew Industries, Inc	· Gleacher & Company
· Carey W P & Co	· Emulex Corp	· Globe Specialty Metals
· CEC Entertainment Inc.	· Encore Capital Group	· Gorman Rupp Co
· China Auto Systems	· Entercom Comm	· Grand Canyon Education
· Cogdell Spencer Inc.	· Evercore Partners	· Hanger Orthopedic
· Conns Inc	· Exponent Inc	· Integrad Silicon Solution
· Corvel Corp

The peer groups above provided direct incumbent compensation information on a job title match basis for Executive Chairman. The analysis reported that compensation achieved by the Executive Chairman in fiscal year 2010 approximated the 60th percentile of both peer groups. The Committee utilized this information to benchmark Executive Chairman pay practices as one component of its decision around compensation. In addition, the Committee considered company and individual performance as well as how compensation should be tied to the Company's business strategies and the creation of shareholder value.

2010
In fiscal year 2010, Hay Group provided the Committee with executive compensation consulting services and assistance with long-term incentive plan design. Formal benchmarking was not used for management compensation purposes; however, the use of the 2010 peer group, as discussed below, was considered. The Committee engaged Hay Group in 2009 to assess the compensation programs for its executive officers for fiscal year 2010. As part of this assessment, Hay Group supported the Committee in creating a peer group to benchmark the compensation of the Company's Named Executive Officers. Specifically, Hay Group worked with the Committee and management to identify a list of criteria to use in the selection of the peer group companies. Hay Group and the Committee started with a broad cross section of companies and narrowed the companies down based on the following set of criteria:

•	Annual revenues between one-half to two times the Company's revenues;

•	Small box specialty retail companies;

•	Small box restaurant companies;

•	Customer service element is critical to business; and/or

•	Companies that operate in a host environment.
Companies that were selected met a majority, but not necessarily all of the above criteria. The Committee and management do not believe there are any public companies that are exact competitors or peers within the Company's industry.

Each of the companies comprising the 18-member peer group met a majority of the above criteria. The companies are:

· A.C. Moore Arts & Crafts	· CEC Entertainment	· Gymboree
· Bare Escentuals	· Christopher & Banks	· Hibbett Sports
· Big 5 Sporting Goods	· Dennys Corp	· Jackson Hewitt Tax Service
· Buffalo Wild Wings	· Destination Maternity	· Nutrisystem
· Build-A-Bear Workshop	· Einstein Noah Restaurant	· Shutterfly
· California Pizza Kitchen	· Golfsmith International Holdings	· Steiner Leisure

The peer group provides direct incumbent information on a job title match basis (e.g., Chief Executive Officer, Chief Financial Officer) and data for each of the Named Executive Officers. In addition, in fiscal year 2009, Hay Group provided broader retail market data from Hay Group's Retail Industry Total Remuneration Survey (“Hay Retail Survey”) as an additional benchmarking data point. The list of the Hay Retail Survey participants can be found at the following website (http://haygroup.com/Downloads/us/misc/2009_Hay_Group_Retail_TR_List_of_Participants.pdf). The Committee used the Peer Group and the Hay Retail Survey to benchmark executive pay practices as one component of its decision around compensation. In addition, the Committee considered company and individual performance as well as how compensation should be tied to the Company's business strategies and the creation of shareholder value.

Compensation Components and Related Policies
The Company's Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers as of February 4, 2012 are considered the “Named Executive Officers” or “NEO's” for purposes of this discussion. For fiscal year 2011, the NEO's were:
Dr. Renato Cataldo, President and Chief Executive Officer
Mr. Dale Heins, Executive Vice President, Finance, Chief Financial Officer and Treasurer
Mr. David Meyer, Executive Chairman
Mr. Thomas Gallahue, Executive Vice President, Operations
Mr. Keith Laakko, Executive Vice President, Chief Marketing Officer

The components of compensation described below and their relative weightings were selected because they are considered fair, competitive and in line with the Company's compensation philosophy. Outside of employment agreements, benefits are provided on a Company-wide basis with selections of specific plans based on management analysis of plans available in the marketplace as well as the necessary elements to attract and retain employees. The Compensation Committee believes that the compensation and benefit structure is considered appropriate for the Company's size and industry.

Base Compensation
The Compensation Committee periodically reviews compensation based on consideration of the Company's strategic and financial goals, competitive forces, fairness, individual responsibilities and challenges and economic factors. This includes a review of published compensation reports, as needed. Base salaries for our Named Executive Officers reflect each executive officer's level of experience, responsibilities and expected future contributions to our success. We review base salaries on an annual basis, or as responsibilities change, and we consider factors such as individual and Company performance and the competitive environment in our industry in determining whether salary adjustments are warranted.

Annual Incentive Compensation
The CPI Corp. Performance Plan is an annual incentive plan that is applied to a broad pool of employees including the NEO's. Under the Company's performance plan, executives and other participants have the potential to earn significant supplemental compensation if pre-established, objective targets, based on the Company's Earnings before Interest, Taxes, Depreciation and

Amortization and Other non-cash charges (“EBITDA”) or such other performance measurement(s) or criteria as the Board may establish in its sole discretion, are met or exceeded. The Board of Directors establishes these targets at the beginning of each year during the budgeting process in order to provide performance awards designed to yield corresponding growth in stockholder value.

During fiscal year 2011, all Named Executive Officers participated in this plan. The Board establishes the formula(s) or other criteria for determining the aggregate amount of the annual plan payouts (“Incentive Compensation Pool”) for each fiscal year (“Plan Year”) based on the Company's EBITDA or such other performance measurement(s) or criteria as the Board may establish in its sole discretion. Not later than ninety (90) days following the end of a Plan Year, the Board calculates the Incentive Compensation Pool for the Plan Year based on the formula(s) or criteria established by the Board for such Plan Year. Once the amount of the Incentive Compensation Pool for the Plan Year is calculated, participants are designated for that year and are awarded an annual bonus based on performance.

Company performance goals are established using the budgeting process and are approved by the Board of Directors and the Compensation Committee. Once the budget is final, EBITDA and/or other targets for the year are determined by the Board of Directors at levels deemed to be achievable but challenging. These targets are used to determine the total amount of the Incentive Compensation Pool. Participants and payouts are designated and awards made based on an assessment of individual and team contributions not later than ninety (90) days following the end of the Plan Year. Historically, any payouts of $10,000 or more pursuant to the plan were weighted evenly between cash and restricted stock, allowing high-impact employees at multiple levels of the organization to participate in the long-term success of the Company through stock ownership. The plan provides that the incentive compensation payable to executive officers of the Company in any Plan Year shall not, in the aggregate, exceed thirty three and one-third percent (33 1/3%) of the established Incentive Compensation Pool. The restricted stock awarded to date for performance has a vesting period ending upon completion of the subsequent fiscal year, thus encouraging retention of key employees. Shares awarded under the CPI Corp. Performance Plan are granted pursuant to the CPI Corp. Omnibus Incentive Plan.

For fiscal year 2011, the Compensation Committee established an overall bonus pool that contained a minimum pool of $375,000 - $750,000 and additional performance bonus pools of $1.5 million and $3.0 million for achieving Adjusted EBITDA (defined as EBITDA plus other charges and impairment cash charges) minimum targets of $40 million and $45 million, respectively, for fiscal year 2011. The Company did not meet the performance targets in fiscal year 2011; therefore, at the discretion of the Compensation Committee, no awards, including the minimum pool bonuses, were issued for fiscal year 2011 performance.

Omnibus Incentive Plan

Effective May 29, 2008, the Board of Directors adopted the CPI Corp. Omnibus Incentive Plan (the "Plan"), which was approved by the stockholders at the 2008 Annual Meeting of Stockholders, held on July 17, 2008.  The Plan replaced the CPI Corp. Stock Option Plan, as amended and restated on December 16, 1997, and the CPI Corp. Restricted Stock Plan, as amended and restated on April 14, 2005 (collectively the "Predecessor Plans") that were previously approved by the Board of Directors, and no further shares will be issued under the Predecessor Plans.  The Plan provides the Company with flexibility to award employees, directors and consultants of the Company (the "Service Providers") both short-term and long-term equity-based and cash incentives.  The purposes of the Plan are (i) to attract and retain highly competent persons; (ii) to provide incentives to Service Providers that align their interests with those of the Company's stockholders; and (iii) to promote the success of the business of the Company.  Awards under the Plan are granted by the Compensation Committee of the Board (the "Committee"), provided that the Board is responsible for administering this Plan with respect to awards to non-employee directors.  The Committee has the authority, among other things, to (i) select the Service Providers to whom awards may be granted and the types of awards to be granted to each; (ii) to determine the number of shares to be covered by each award; (iii) to determine whether, to what extent, and under what circumstances an award may be settled in cash, common stock, other securities, or other awards; (iv) to prescribe, amend, and rescind rules and regulations relating to the Plan; and (v) to make all other determinations and take all other action described in the Plan or as the Committee otherwise deems necessary or advisable.   Total shares of common stock approved for delivery pursuant to awards under the Plan as approved on July 17, 2008, and amended on August 11, 2010, were 1.1 million shares. The Company has reserved these shares under its authorized, unissued shares. As of May 29, 2012, 529,071 of these shares remained available for future grants.

Types of awards authorized under the Plan include (i) stock options to purchase shares of common stock, including incentive stock options (“ISO's”) and nonstatutory stock options, which will be granted with an exercise price not less than 100% of the fair market value of the common stock on the date of grant; (ii) stock appreciation rights (“SAR's”), which confer the right to receive an amount, settled in cash, common stock or other awards, equal to the excess of the fair market value of a share of common stock on the date of exercise over the exercise price of the SAR; (iii) restricted stock, which is common stock subject to restrictions on transferability and other restrictions, such as payment of applicable taxes, with respect to which a participant receives dividends and has the voting rights of a stockholder during the period of restriction; (iv) restricted stock units, which are awards of a right to receive shares of the Company's common stock and are subject to restrictions on transferability and other restrictions; such as payment of applicable taxes, (v) performance awards, including performance shares or performance units, which are settled after an applicable performance period has ended to the extent to which corresponding performance and/or market goals have been achieved and (vi) other awards, including awards that are payable in shares of common stock or the value of which is based on the value of shares of common stock, and awards to be settled in cash or other property other than common stock.

During fiscal year 2011, three awards of restricted shares were granted to NEO's, as follows:
(a) Performance Awards: The number of restricted shares granted (for fiscal year 2010 performance) was determined by dividing 50% of the value of each individual's total bonus for fiscal year 2010 by the closing price of the Company's common stock at the end of fiscal year 2010 (NYSE: $19.45). The same formula was used for all recipients of restricted shares pursuant to the Omnibus Incentive Plan. The Compensation Committee selected the closing price of the Company's common stock on the last trading day of the fiscal year because the awards were for fiscal year 2010 performance.
(b) Supplemental Awards: Additional shares of restricted stock were granted based on fiscal year 2010 performance. The number of shares were derived by dividing the value of each individual's total bonus for fiscal year 2010 by the closing price of the Company's common stock at the end of fiscal year 2010 (NYSE: $19.45). The same formula was used for all recipients of restricted shares pursuant to the Omnibus Incentive Plan. The Compensation Committee selected the closing price of the Company's common stock on the last trading day of the fiscal year because the awards were for fiscal year 2010 performance.
(c) Long-Term Incentive Awards: Shares of restricted stock were granted as a motivation to retain employees. The shares vest in 25% increments on the last day of the fiscal year over a four year period commencing with fiscal year 2011. Awards granted to NEO's during fiscal year 2011 are as follows:

Name	Grant Date	Target (#)	Grant Date Fair Value of Stock Awards ($)
Renato Cataldo	5/5/2012	5,000	$78,250
Dale Heins	5/5/2012	4,250	$66,513
David Meyer	3/23/2012	10,283	$216,766
Thomas Gallahue	5/5/2012	4,250	$66,513
Keith Laakko	5/5/2012	3,500	$54,775

There were no awards of restricted shares, for 2011 performance or otherwise, in fiscal year 2012.

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
The Company has a defined benefit pension plan that applied Company-wide until April 1, 2004 (the “Retirement Plan”), when the Company implemented a freeze of future benefit accruals. Employees with at least ten years of service who attained age 50 as of April 1, 2004 were “grandfathered” and benefits continued to accrue for those grandfathered individuals until February 20, 2009, when such benefits were frozen. No NEO's were grandfathered under the Retirement Plan, but Mr. Heins and Mr. Gallahue remain participants as reflected in the “Pension Benefits” table below.
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

Effective February 8, 2012, Dr. Renato Cataldo left his position as Chief Executive Officer of the Company. In accordance with his employment agreement, he received a gross severance payment of $475,000, on April 9, 2012, and maintained ownership of the Company's common stock that he received pursuant to vested restricted stock awards. He forfeited his right to any unexercisable stock options and unvested restricted stock.

Upon Dr. Cataldo's departure, the Company appointed James J. Abel, a director of the Company, to serve as interim President and Chief Executive Officer of the Company pursuant to a Letter Agreement dated February 8th, 2012 (the “Agreement”). Under the Agreement, Mr. Abel receives an annual base salary of $475,000 and is entitled to an incentive bonus for each fiscal year of the Company during the term of his employment pursuant to the Company's Performance Plan based on the Consolidated Adjusted EBITDA targets and payouts as determined by the Compensation Committee of the Board of Directors of the Company.  The target amount of Mr. Abel's bonus is 75% of his base salary (the “Target Annual Bonus”) and is based on the level of achievement of established performance goals and satisfaction of such other terms and conditions as the Compensation Committee of the Board may determine.  Depending upon the level of achievement of the performance goals established for the particular fiscal year, Mr. Abel may be eligible to receive a bonus in the range of 35% of his base salary (if the threshold goals are met) up to such specified percentage of his base salary (if the maximum goals are met) as may be determined by the Compensation Committee of the Board of Directors.  Mr. Abel also received an option grant for 50,000 shares of common stock of the Company, with a per-share exercise price equal to the fair market value on February 13, 2012 (OTCQX: $1.11), his first day of employment.  The options vest over a 4-year period, with one-fourth vesting each year on the anniversary of the date of the Agreement.

Further descriptions of employment agreements are provided in the discussion following the executive compensation tables.

Executive Chairman Agreements
On April 19, 2010, Mr. David Meyer was appointed Executive Chairman of the Board of Directors. Prior to that time, Mr. Meyer served as the Company's non-Executive Chairman. Under his fiscal year 2010 Executive Chairman agreement, Mr. Meyer earned a discretionary bonus based on the Total Return of the Company's common stock price performance for the 2010 fiscal year. The bonus was paid to Mr. Meyer in the form of 10,283 shares of immediately vested Company common stock on March 23, 2011.

On March 18, 2011, the Company's Board of Directors re-appointed Mr. Meyer as Executive Chairman. Under his fiscal year 2011 Executive Chairman agreement, Mr. Meyer received a quarterly retainer of $75,000, payable on the first day of each quarter in fiscal year 2011. As part of the agreement, Mr. Meyer was also awarded 10,283 shares of restricted stock on March 18, 2011 as a long-term incentive. The restricted shares vest in four equal annual installments of 25% beginning on the last day of fiscal year 2011, provided that Mr. Meyer continues to provide services to the Company through each relevant vesting date.
Mr. Meyer was also eligible to receive a $300,000 performance bonus for fiscal year 2011 based on the following Consolidated Adjusted EBITDA targets, which were based on the Company's budget for fiscal year 2011:

•	less than $42 million = no bonus

•	between $42 million and $44 million = pro-rated bonus starting at $150,000, up to a maximum of $300,000

•	over $44 million = $300,000 plus $37,500 for each $1,000,000 by which Adjusted EBITDA exceeds $44 million
No bonuses were awarded to Mr. Meyer based on fiscal year 2011 performance. In addition to the performance bonus, Mr. Meyer was eligible to receive, at the sole discretion of the Board, a discretionary bonus of up to $100,000, payable in the form of shares of the Company's common stock. No discretionary bonus was awarded to Mr. Meyer during fiscal year 2011.

On February 3, 2012, the Company's Board of Directors re-appointed Mr. Meyer as Executive Chairman. Under his fiscal year 2012 Executive Chairman agreement, Mr. Meyer is entitled to all compensation normally paid to members of the Company's Board, including retainer fees of $100,000 and fees for attending meetings. Mr. Meyer is also entitled to receive an additional quarterly retainer of $37,500, payable on the first day of each quarter in fiscal year 2012. The agreement does not contain any provisions for performance bonus awards or stock awards.

Shareholder Review of Compensation

On August 10, 2011, the Company held its 2011 Annual Meeting of Stockholders in St. Louis, Missouri, at which stockholders approved, by advisory votes, the compensation of the Company's Named Executive Officers and the Board of Directors proposed to hold advisory votes on the compensation of the Company's Named Executive Officers every year. Accordingly, we will include future non-binding, advisory voting on the compensation of our Named Executive Officers every year.

Tax and Accounting Implications
Named Executives Officers do not have any tax gross-up benefits in their employment agreements.

Although the $1 million limitation on deductibility imposed by Section 162(m) has had limited application to compensation paid to the Company's executives, the Compensation Committee intends to preserve full deductibility of executive compensation. However, the Committee may approve compensation for an executive officer that does not meet the deductibility requirements of Section 162(m) in the future in order to maintain competitive compensation packages and attract talented leaders. Since each executive had compensation lower than the $1 million limitation in the last year, Section 162(m) was not applicable.

The CPI Corp. Omnibus Incentive Plan, approved by stockholders in 2008, was drafted to meet the requirements of Section 162(m).

The Company's policy is to meet all the requirements of Internal Revenue Code Section 409A.

Stock Ownership Guidelines
The Company does not have stock ownership guidelines pertaining to the Board or executives or stock retention guidelines applicable to equity awards to directors or executives. Executive ownership of stock is encouraged and established through awards upon hire and through the CPI Corp. Performance Plan and the Omnibus Incentive Plan.
Although the Company does not have stock ownership guidelines pertaining to its non-employee directors, it does have the CPI Corp. Non-Employee Directors Restricted Stock Policy (the “Policy”), effective April 14, 2008, pursuant to the CPI Corp. Omnibus Incentive Plan, which encourages directors to obtain or increase their stock ownership interest in the Company, thereby attracting, retaining and rewarding such directors and strengthening the mutuality of interest between the directors and the Company's stockholders. The purpose of the Policy is to advance the interests of the Company and its stockholders by enabling non-employee directors to elect to receive restricted shares in lieu of a portion of the annual retainer they receive as directors of the Company. All of the non-employee Directors, with the exception of Mr. Salus, elected to receive shares pursuant to the Policy in lieu of cash for part of their annual retainers for Board service in fiscal year 2011. Additionally in fiscal year 2011, all non-employee directors were awarded $70,000 in restricted stock as part of their annual retainer, valued as of the first day of the fiscal year and vesting as of the last day of the fiscal year.

Because of the significant decline in the Company's stock value during the latter half of fiscal year 2011, and resulting concerns over diluting the Company's outstanding shares, the Board of Directors suspended the Policy for fiscal year 2012, effective February 7, 2012. In lieu of compensation historically awarded under the Policy, directors, with the exception of Mr. Abel, will be awarded $100,000 in cash, payable quarterly, for their annual retainer for fiscal year 2012.

Compensation Committee Interlocks and Insider Participation
During fiscal year 2011, no executive officer of the Company served on the Board of Directors or Compensation Committee of any other corporation with respect to which any member of the Compensation Committee was engaged as an executive officer. No member of the Compensation Committee was an officer or employee of the Company during fiscal year 2011, and no member of the Compensation Committee was formerly an officer of the Company.
Compensation Committee Report
We, the Compensation Committee of the Board of Directors of CPI Corp., have reviewed and discussed the Compensation Discussion and Analysis set forth above with the management of the Company, and, based on such review and discussion, have recommended to the Board of Directors inclusion of the Compensation Discussion and Analysis in this Form 10-K/A, to the Company's Annual Report on Form 10-K for the fiscal year ended February 4, 2012.

THE CPI CORP. COMPENSATION COMMITTEE

Michael Glazer, Chairman Eric Salus Turner White

Summary Compensation Table
The following table sets forth the information required by SEC Regulation S-K Item 402 as to the compensation for fiscal years 2011, 2010 and 2009 for services rendered in all capacities, by the Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)		Non-Equity Incentive Plan Compensation ($) (2)	Change in Pension Value ($) (3)	All Other Compensation ($) (4)	Total ($)
Renato Cataldo (8)
President and Chief	2011	$475,000	$108,711	(5)	$25,000	$—	$28,399	$637,110
Executive Officer	2010	$475,000	$312,015	(6)	$105,000	$—	$29,053	$921,068
	2009	$475,000	$29,611	(7)	$21,250	$—	$12,626	$538,487

Dale Heins
Executive Vice President,	2011	$300,000	$98,836	(5)	$25,000	$15,707	$24,074	$463,617
Chief Financial Officer	2010	$298,077	$240,087	(6)	$75,000	$8,977	$23,574	$645,715
and Treasurer	2009	$280,000	$24,387	(7)	$17,500	$17,813	$10,337	$350,037

David Meyer (9)
Executive Chairman	2011	$300,000	$433,532		$—	$—	$20,584	$754,116
	2010	$154,500	$729,335		$—	$—	$16,086	$899,921
	2009	$51,000	$278,632		$—	$—	$2,934	$332,566

Thomas Gallahue
Executive Vice President,	2011	$300,000	$96,473	(5)	$25,000	$5,073	$26,912	$453,458
Operations	2010	$300,000	$240,087	(6)	$75,000	$3,518	$25,604	$644,209
	2009	$300,000	$24,387	(7)	$17,500	$6,363	$12,867	$361,117

Keith Laakko
Executive Vice President	2011	$260,000	$73,224	(5)	$12,500	$—	$21,389	$367,113
Chief Marketing Officer	2010	$257,115	$206,950	(6)	$69,000	$—	$22,122	$555,187
	2009	$230,000	$20,905	(7)	$15,000	$—	$11,685	$277,590

(1)
Stock awards issued under the CPI Corp. Omnibus Incentive Plan. See Note 13 in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended February 4, 2012 for discussion of valuation methods related to stock awards. Dividends are earned on restricted stock not yet vested. Such dividends are included in All Other Compensation as they are earned. The amounts in the table reflect the aggregate grant-date fair value of the stock awards issued in the respective fiscal year noted.

(2)
Value of cash portion of performance bonus awarded under the CPI Corp. Performance Plan. Amounts are granted and paid in the fiscal year subsequent to the fiscal year for which the performance relates. The balance of the bonus was awarded in restricted stock and is reflected in the Stock Awards column. There were no performance bonuses awarded in 2012 as a result of fiscal year 2011 performance.

(3)	Amounts relate to actuarial changes in pension values related to the pension plan.

(4)	Detail of All Other Compensation is as follows:

Name	Year	Dividends Paid on Stock not yet Vested ($)	Company 401(k) Contribution ($)	Life Insurance Premiums ($)	Communication Allowance ($)	Total ($)
Renato Cataldo	2011	$16,093	$8,250	$1,656	$2,400	$28,399
	2010	$17,257	$8,250	$1,146	$2,400	$29,053
	2009	$1,428	$8,250	$748	$2,200	$12,626

Dale Heins	2011	$13,370	$8,250	$954	$1,500	$24,074
	2010	$13,291	$8,250	$533	$1,500	$23,574
	2009	$1,176	$7,212	$494	$1,455	$10,337

David Meyer	2011	$20,584	$—	$—	$—	$20,584
	2010	$16,086	$—	$—	$—	$16,086
	2009	$2,934	$—	$—	$—	$2,934

Thomas Gallahue	2011	$13,256	$7,500	$4,356	$1,800	$26,912
	2010	$13,291	$7,500	$3,013	$1,800	$25,604
	2009	$1,176	$8,250	$1,641	$1,800	$12,867

Keith Laakko	2011	$10,826	$8,250	$813	$1,500	$21,389
	2010	$11,928	$8,250	$444	$1,500	$22,122
	2009	$1,684	$8,250	$376	$1,375	$11,685

(5)	Three awards of restricted shares were granted to NEO's in fiscal year 2011, as follows:
(a) Performance Awards: The number of restricted shares granted (for fiscal year 2010 performance) was determined by dividing 50% of the value of each individual's total bonus for fiscal year 2010 by the closing price of the Company's common stock at the end of fiscal year 2010 (NYSE: $19.45). The Compensation Committee selected the closing price of the Company's common stock on the last trading day of the fiscal year because the awards were for fiscal year 2010 performance. The amounts in the table reflect the aggregate grant-date fair value of the shares awarded on March 8, 2011.
(b) Supplemental Awards: Additional shares of restricted stock were granted based on fiscal year 2010 performance. The number of shares were derived by dividing the value of each individual's total bonus for fiscal year 2010 by the closing price of the Company's common stock at the end of fiscal year 2010 (NYSE: $19.45). The Compensation Committee selected the closing price of the Company's common stock on the last trading day of the fiscal year because the awards were for fiscal year 2010 performance. The amounts in the table reflect the aggregate grant-date fair value of these shares awarded on May 5, 2011.
(c) Long-Term Incentive Awards: Shares of restricted stock were granted as a motivation to retain employees. The shares vest in 25% increments on the last day of the fiscal year over a four year period commencing with fiscal year 2011. The amounts in the table reflect the aggregate grant-date fair value of these shares awarded on May 5, 2011.

(6)	Two awards of restricted shares were granted to NEO's in fiscal year 2010, as follows:
(a) Performance Awards: The number of restricted shares granted (for fiscal year 2009 performance) was determined by dividing 50% of the value of each individual's total bonus for fiscal year 2009 by the closing price of the Company's common stock at the end of fiscal year 2009 (NYSE: $13.11). The Compensation Committee selected the closing price of the Company's common stock on the last trading day of the fiscal year because the awards were for fiscal year 2009 performance. The amounts in the table reflect the aggregate grant-date fair value of the shares awarded on March 29, 2010.
(b) Long-Term Incentive Awards: Shares of restricted stock were granted as a motivation to retain employees. The shares vest in 25% increments on the last day of the fiscal year over a four year period commencing with fiscal year 2010. The amounts in the table also reflect the aggregate grant-date fair value of these shares awarded on March 12, 2010.

(7)
The number of restricted shares granted to NEO's in fiscal year 2009 (for fiscal year 2008 performance) was determined by dividing 50% of the value of each individual's total bonus for fiscal year 2008 by the closing price of the Company's common stock at the end of fiscal year 2008 (NYSE: $7.14). The Compensation Committee selected the closing price of the Company's common stock on the last trading day of the fiscal year because the awards were for fiscal year 2008 performance. The awards were made on April 27, 2009. The amounts in the table reflect the aggregate grant-date fair value of the shares awarded on April 27, 2009.

(8)
Effective February 8, 2012, Dr. Cataldo left the Company and Mr. James J. Abel became Interim President and Chief Executive Officer. For a description of Dr. Cataldo's severance and Mr. Abel's employment agreement, see the discussion in the Compensation Discussion and Analysis above.

(9)
On April 19, 2010, Mr. Meyer was appointed Executive Chairman of the Board of Directors. Prior to that date, Mr. Meyer served as the Company's non-Executive Chairman. As such, Mr. Meyer's compensation in fiscal year 2009 and from February 7, 2010 through April 18, 2010 related to his services as the Company's non-Executive Chairman of the Board and from April 19, 2010 through February 4, 2012 related to his services as the Company's Executive Chairman of the Board.

For fiscal year 2011, Mr. Meyer's compensation throughout the document, reflects his compensation as Executive Chairman of the Board.

In the table above, Mr. Meyer's fiscal year 2010 compensation reflects both positions he held during that fiscal year. His “Salary” consisted of $4,500 for director's fees for the period February 7, 2010 to April 18, 2010 and a quarterly retainer of $50,000 for the period April 19, 2010 to February 5, 2011, pursuant to the fiscal year 2010 Executive Chairman's agreement. Mr. Meyer's “Stock Awards” for fiscal year 2010 consisted of the following:

Grant Date	Number of Shares Granted	Vesting Date	Explanation
2/12/2010	2,860	2/5/2011	Director's election to receive restricted stock in lieu of cash compensation for fiscal year 2010 board and committee retainers.

2/19/2010	3,823	5/1/2010	Fiscal year 2010 first quarter retainer pursuant to an amendment dated February 12, 2010, to the September 25, 2009 Chairman's Agreement.

3/29/2010	27,403	3/29/2010	Chairman's bonus for fiscal year 2009 performance pursuant to an amendment dated September 25, 2009, to the September 22, 2008 Chairman's Agreement.

4/19/2010	4,290.5	2/5/2011	Long-term incentive plan restricted stock, pursuant to the Executive Chairman's Agreement dated April 19, 2010.
	4,290.5	2/4/2012
	4,290.5	2/2/2013
	4,290.5	2/1/2014
The amounts in the “Summary Compensation Table” above reflect the aggregate grant-date fair value of the shares awarded on the various grant dates noted above.
In fiscal year 2009, Mr. Meyer's compensation included in the “Salary” column above, consisted of fees earned or paid in cash for his services as non-Executive Chairman of the Board, and his compensation included in the “Stock Awards” column above consisted of his 2009 annual retainer and performance bonuses granted in fiscal year 2009 (related to fiscal year 2008 performance), both of which were paid in shares of the Company's common stock.

Grants of Plan-Based Awards in Fiscal Year 2011

		Grant Date (1)	Payouts Under Non-Equity Incentive Plan Awards			Payouts Under Equity Incentive Plan Awards			Grant Date Fair Value of Stock Awards ($) (3)
Name	Award Type		Threshold ($)	Target ($) (2)	Max ($)	Threshold (#)	Target (#) (3)	Max (#)
Renato Cataldo	Performance Award (4)	3/8/2011	$—	$25,000	$—	—	1,285	—	$27,769
	Supplemental Award (4)	5/5/2011	$—	$—	$—	—	172	—	$2,692
	Long-Term Incentive Award (4)	5/5/2011	$—	$—	$—	—	5,000	—	$78,250

Dale Heins	Performance Award (4)	3/8/2011	$—	$25,000	$—	—	1,285	—	$27,769
	Supplemental Award (4)	5/5/2011	$—	$—	$—	—	291	—	$4,554
	Long-Term Incentive Award (4)	5/5/2011	$—	$—	$—	—	4,250	—	$66,513

David Meyer	Performance Award (5)	3/23/2011	$—	$—	$—	—	10,283	—	$216,766
	Long-Term Incentive Award (5)	3/23/2011	$—	$—	$—	—	10,283	—	$216,766

Thomas Gallahue	Performance Award (4)	3/8/2011	$—	$25,000	$—	—	1,285	—	$27,769
	Supplemental Award (4)	5/5/2011	$—	$—	$—	—	140	—	$2,191
	Long-Term Incentive Award (4)	5/5/2011	$—	$—	$—	—	4,250	—	$66,513

Keith Laakko	Performance Award (4)	3/8/2011	$—	$12,500	$—	—	643	—	$13,895
	Supplemental Award (4)	5/5/2011	$—	$—	$—	—	291	—	$4,554
	Long-Term Incentive Award (4)	5/5/2011	$—	$—	$—	—	3,500	—	$54,775

(1)	With the exception of Mr. Meyer, awards to NEO's were granted on March 8, 2011 and May 5, 2011, and relate to fiscal year 2010 service.

(2)	Amounts are cash bonuses for 2010 performance awards under the CPI Corp. Performance Plan which were granted and paid in fiscal year 2011.

(3)
With the exception of Mr. Meyer, the portion of a participant's incentive compensation award is calculated by dividing (1) that portion of the participant's incentive compensation award payable in restricted shares for the fiscal year by (2) the fair market value of one share of common stock measured as of the last day of the fiscal year. The restricted shares are subject to restrictions on transferability, as well as vesting and forfeiture restrictions. Dividends are paid on restricted shares. Termination due to death, disability or normal retirement (65 or older) results in automatic waiver of the uncompleted portion of restriction. The shares vest automatically upon a change of control.

(4)	Awards of restricted shares granted to NEO's in fiscal year 2011 are as follows:
(a) Performance Awards: Includes incentive plan grants that relate to fiscal year 2010 service and reflects cash and stock awards granted under the CPI Corp. Performance Plan, pursuant to the CPI Corp. Omnibus Incentive Plan. All cash awards were paid as of the fiscal year 2011 year-end. Restricted stock awarded on March 8, 2011 for fiscal year 2010 performance, vested as of the fiscal year 2011 year-end. The number of restricted shares granted was determined by dividing 50% of the value of each individual's total bonus for fiscal year 2010 by the closing price of the Company's common stock at the end of fiscal year 2010 (NYSE: $19.45). The amounts in the table reflect the aggregate grant-date fair value of the shares awarded on March 8, 2011.
(b) Supplemental Awards: Additional shares of restricted stock (based on fiscal year 2010 performance) were granted under the CPI Corp. Performance Plan, pursuant to the CPI Corp. Omnibus Incentive Plan. Restricted stock awarded on May 5, 2011, for fiscal year 2010 service, vested as of the fiscal year 2011 year-end. The number of shares were derived by dividing the value of each individual's total bonus for fiscal year 2010 by the closing price of the Company's common stock at the end of fiscal year 2010 (NYSE: $19.45). The amounts in the table reflect the aggregate grant-date fair value of these shares awarded on May 5, 2011.
(c) Long-Term Incentive Awards: Shares of restricted stock that relate to long-term incentives were granted under the CPI Corp. Performance Plan, pursuant to the CPI Corp. Omnibus Incentive Plan. The shares vest in 25% increments on the last day of the fiscal year over a four year period commencing with fiscal year 2011. The amounts in the table reflect the aggregate grant-date fair value of these shares awarded on May 5, 2011.

(5)
Includes incentive plan grants and certain grants related to Mr. Meyer's service as Executive Chairman of the Board during fiscal year 2011. Stock awards were granted under the Executive Chairman's Agreement, dated March 18, 2011, pursuant to the CPI Corp. Omnibus Incentive Plan. 10,283 shares of restricted stock were awarded on March 23, 2011 and vested immediately. The additional 10,283 shares awarded on March 23, 2011 related to long-term incentives and vest in 25% increments on the last day of the fiscal year over a four year period commencing with fiscal year 2011.

Outstanding Equity Awards at 2011 Fiscal Year-End

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#) (2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($) (2)
Renato Cataldo (3)	—	33,333	$13.58	8/14/2018	11,250	$17,888
Dale Heins	—	16,667	$13.58	8/14/2018	9,188	$14,609
David Meyer	10,000	50,000	$12.21	9/22/2013	16,293	$25,906
Thomas Gallahue	—	10,000	$13.58	8/14/2018	9,188	$14,609
Keith Laakko	—	13,333	$13.58	8/14/2018	7,625	$12,124

(1)
All options are vested, but not exercisable in full. The options become exercisable in equal amounts when the common stock trades in excess of $45.00 and $65.00, respectively, for a minimum of 20 consecutive trading days.

Additional disclosure of these options, including valuation method, is included in Note 13 in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended February 4, 2012.

(2)	Amounts represent long-term incentive awards that vest in 25% increments on the last day of the fiscal year through fiscal year 2014. Awards issued and the related vesting schedule is as follows:

Name	Grant Date	Vesting Date			Total Stock Awards (#)
		2/2/2013	2/1/2014	2/7/2015
Renato Cataldo	3/12/2010	3,750	3,750	—	7,500
	5/5/2011	1,250	1,250	1,250	3,750
					11,250

Dale Heins	3/12/2010	3,000	3,000	—	6,000
	5/5/2011	1,063	1,063	1,062	3,188
					9,188

David Meyer	4/19/2010	4,291	4,290	—	8,581
	3/23/2011	2,571	2,571	2,570	7,712
					16,293

Thomas Gallahue	3/12/2010	3,000	3,000	—	6,000
	5/5/2011	1,063	1,063	1,062	3,188
					9,188

Keith Laakko	3/12/2010	2,500	2,500	—	5,000
	5/5/2011	875	875	875	2,625
					7,625

The respective payout values were calculated by multiplying the closing market price of the Company's common stock at the end of fiscal year 2011 (NYSE: $1.59) by the number of shares outstanding. See footnotes 5 and 6 to the “Summary

Compensation Table” for further details of this restricted stock awarded pursuant to the Omnibus Incentive Plan.

(3)	Effective February 8, 2012, Dr. Cataldo left the Company and forfeited 33,333 unexercised options and 11,250 restricted stock awards that had not yet vested.

Option Exercises and Stock Vested in Fiscal Year 2011

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#) (1)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#) (2)	Value Realized on Vesting ($) (2)
Renato Cataldo	—	—	6,457	10,267
Dale Heins	8,333	91,746	5,639	8,966
David Meyer (3)	—	—	17,145	235,285
Thomas Gallahue	7,500	82,575	5,488	8,726
Keith Laakko	—	—	4,309	6,851

(1)
For the shares acquired on exercise during fiscal year 2011, the value realized on exercise is calculated by multiplying the number of options exercised by the difference between the Company's closing stock price on the exercise date and the exercise price.

(2)
With the exception of Mr. Meyer, shares represent restricted stock awarded in fiscal years 2010 and 2011 related to service performance and long-term incentives that vested on the last day of fiscal year 2011. The respective value realized is calculated by multiplying the number of shares acquired on vesting by the Company's closing stock price on the date of vesting.

(3)	Shares represent restricted stock granted to Mr. Meyer in fiscal years 2010 and 2011 that vested on various dates throughout fiscal year 2011 and were awarded as follows:

Grant Date	Number of Shares Granted	Vesting Date	Explanation
3/23/2011	10,283	3/23/2011	Chairman's discretionary bonus pursuant to the Executive Chairman's Agreement dated March 18, 2011.

4/19/2010	4,291	2/5/2012	Portion of long-term incentive award that vested in fiscal year 2011, pursuant to the Executive Chairman's Agreement dated April 19, 2010.

3/23/2011	2,571	2/5/2012	Portion of long-term incentive award that vested in fiscal year 2011, pursuant to the Executive Chairman's Agreement dated March 18, 2011.

The respective value realized is calculated by multiplying the number of shares acquired on vesting by the Company's closing stock price on the date of vesting.

Pension Benefits

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefits ($)	Payments During Last Fiscal Year ($)
Renato Cataldo (1)	Retirement Plan	—	—	—
Dale Heins (2)	Retirement Plan	17	81,576	—
David Meyer (3)	Retirement Plan	—	—	—
Thomas Gallahue (2)	Retirement Plan	2	39,753	—
Keith Laakko (1)	Retirement Plan	—	—	—

(1)
Years of actual service differ from the years of credited service because the plan was frozen in 2004 and Dr. Cataldo and Mr. Laakko were not yet employed. See description of the retirement plan below.

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
The Retirement Plan provides for a reduced benefit for early retirement for employees age 55 or over with at least 15 years of service. The monthly early retirement benefit is equal to the accrued (earned) benefit at the time of retirement, reduced by 1/180 for each of the first 60 months and 1/360 for each of the next 60 months that the early retirement date precedes the normal retirement date. None of the Named Executive Officers were eligible for early retirement as of the 2011 fiscal year-end.

Potential Payments Upon Termination or Change of Control

All calculations in this table are at the present value as of February 4, 2012, and are calculated at amounts as if the terminating event occurred on that date.

	Renato Cataldo (1)	Dale Heins	David Meyer (2)	Thomas Gallahue	Keith Laakko
Termination with cause (3)
Pension (4)	$—	$81,576	$—	$39,753	$—

Termination without cause (3)
Salary	$475,000	$300,000	$—	$300,000	$260,000
Restricted stock awards	—	—	25,906	—	—
Stock option awards	—	—	—	—	—
Pension (4)	—	81,576	—	39,753	—
Total	$475,000	$381,576	$25,906	$339,753	$260,000

Retirement or resignation
Restricted stock awards	$—	$—	$—	$—	$—
Stock option awards	—	—	—	—	—
Pension (4)	—	81,576	—	39,753	—
Total	$—	$81,576	$—	$39,753	$—

Death
Restricted stock awards	$—	$—	$25,906	$—	$—
Stock option awards	—	—	—	—	—
Pension (4)	—	81,576	—	39,753	—
Life insurance	650,000	600,000	—	600,000	520,000
Total	$650,000	$681,576	$25,906	$639,753	$520,000

Disability
Restricted stock awards	$—	$—	$25,906	$—	$—
Stock option awards	—	—	—	—	—
Disability benefits (5)	1,355,658	1,444,621	—	467,629	1,548,783
Pension (4)	—	81,576	—	39,753	—
Total	$1,355,658	$1,526,197	$25,906	$507,382	$1,548,783

Change of Control (6)
Restricted stock awards (6)	$17,888	$14,609	$25,906	$14,609	$12,124
Stock option awards (6)	—	—	—	—	—
Total	$17,888	$14,609	$25,906	$14,609	$12,124

(1)
Effective February 8, 2012, Dr. Cataldo left his position as Chief Executive Officer of the Company. In accordance with his employment agreement, he received a gross severance payment of $475,000, on April 9, 2012. He forfeited his right to any unexercisable stock options and unvested restricted stock.

(2)
With the exception of restricted stock and stock option awards, Mr. Meyer is not eligible for future payments. In the event of a termination of service on the Board by reason of death, permanent disability or an involuntary termination other than for Cause, any then remaining restricted shares and stock options shall immediately vest in full. In the event Mr. Meyer ceases to be Executive Chairman of the Company but remains a member of the Board, any then remaining unvested restricted shares and stock options shall immediately vest in full.

(3)
Termination for cause is triggered by an act in bad faith and to the detriment of the Company, refusal or failure to act in substantial accordance with any written material direction or order of the Company, repeated unfitness or unavailability for service, disregard of the Company's rules or policies after reasonable notice and opportunity to cure, conviction of a crime involving dishonesty, breach of trust or physical or emotional harm to any person, breach of the employment agreement or other contractual obligation to the Company. These benefits are paid in a lump sum at the time of termination.

(4)
Retirement is the voluntary or involuntary termination of employment after attaining age 65. Employees who reach age 55 and have 15 years of service may elect early retirement benefits. Retirement benefits are payable monthly for life. Options to cover spouses are available for a reduced benefit. If an employee dies prior to retirement age, his or her spouse is entitled to 50% of his benefits at the employee's retirement age. If an employee terminates prior to retirement age, he or she can apply for vested pension benefits once they reach retirement age.

(5)	Disability benefits for all NEO's are under the same plan as all salaried employees.

(6)
Pursuant to restricted stock and stock option agreements with the NEO's, upon a change of control, all outstanding restricted stock awards becomes immediately vested and all unexercisable stock options become immediately vested and exercisable as of the date of the change of control. For restricted stock awards, the values in the table above are calculated by multiplying the number of outstanding shares of restricted stock as of February 4, 2012 by the Company's closing stock price on February 4, 2012 (NYSE: $1.59). For stock option awards, the values in the table above are calculated by multiplying the number of unexercisable stock options as of February 4, 2012, by the difference between the Company's closing stock price on February 4, 2012 and the exercise price, as noted in the “Outstanding Equity Awards at 2011 Fiscal Year-End” table above.

Employment Contracts and Termination of Employment

Except for Mr. Meyer, the Company has employed the NEO's under employment contracts that establish base compensation, bonus and other benefits available to employees. The terms of all NEO employment agreements are indefinite. The employment contracts provide that termination of employment of any of the NEO's, other than for Cause, requires the Company to make a lump sum payment equal to 100% of their base salaries at time of severance. See further discussion in the Compensation Discussion and Analysis above.

Effective February 8, 2012, Dr. Renato Cataldo left his position as President and Chief Executive officer of the Company. Upon his departure, he entered into a separation and release agreement with the Company. A severance payment of $475,000 on April 9, 2012 and unused accrued vacation in the amount of $703 that Mr. Cataldo received as part of that agreement are not included as compensation for the fiscal year ended February 4, 2012.

The NEO's are entitled to participate in other active benefits and plans available to other employees, including participation in the Company's 401(k) plan, health care and disability coverage, life insurance and paid vacation. The NEO's are subject to customary confidentiality and insider obligations.

Obligations Applicable to the Receipt of Termination Benefits

All NEO's are subject to non-competition covenants for one year after termination of employment, which include an agreement not to be employed by or act as a consultant for any direct competitor of the Company. In their employment agreements, all NEO's acknowledge that any ideas, concepts, graphics, creative or other products of their work will be owned by the Company.

Compensation Risk Assessment

Based on a consideration of the Company's compensation programs, we believe that risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on the Company. In addition, the Compensation Committee believes that the mix and design of the elements of executive compensation do not encourage management to assume excessive risks.

Director Compensation in Fiscal Year 2011

Each of the Company's directors received a total retainer of $100,000 for service on the Board in fiscal year 2011. In addition, for fiscal year 2011, Mr. Abel received a payment of $10,000 for his service as Chairman of the Audit Committee and $7,500 for his service as Chairman of the Nominating and Governance Committee, and Mr. White received an additional payment of $7,500 for service as Chairman of the Compensation Committee. As described in footnote 1 to the "Director Compensation in Fiscal Year 2011” table below, each of the directors, with the exception of Mr. Salus, elected to receive restricted shares in lieu of their director cash retainers for fiscal year 2011, pursuant to the Company's Non-Employee Directors Restricted Stock Award Policy. The Company also reimburses directors for expenses incurred in connection with attending Board and committee meetings and pays each director $1,500 for each Board and Committee meeting attended. Additionally, directors may be awarded additional compensation of $1,500 per day for work on special projects.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1) (5)	All Other Compensation ($) (2)	Total ($)
James Abel	$46,500	$136,878	$6,651	$190,029
Michael Glazer	$40,500	$113,725	$5,526	$159,751
Michael Koeneke	$37,500	$113,725	$5,526	$156,751
Eric Salus (3)	$73,500	$74,047	$3,598	$151,145
Turner White (4)	$54,000	$113,725	$5,526	$173,251

(1)
The Board of Directors maintains a CPI Corp. Non-Employee Directors Restricted Stock Policy (the "Policy") pursuant to the Omnibus Incentive Plan. The purpose of the Policy is to advance the interests of the Company and its stockholders by enabling the directors who are not employees of the Company to elect each year to receive shares of restricted common stock of the Company ("Restricted Shares") in lieu of up to 100%, but not less than 50%, of the $30,000 annual retainer in cash they receive as directors of the Company. Directors who chair committees of the Board may also elect to receive restricted shares in lieu of an annual retainer in cash for their service as committee chairmen. Additionally, directors are also awarded $70,000 in restricted stock as part of their annual retainer, valued as of the first day of the fiscal year and vesting as of the last day of the fiscal year (February 4, 2012). These restricted shares are included in the table above, valued at the aggregate grant-date fair value of the shares issued on February 16, 2011.

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

Pursuant to the Policy, each of the directors, with the exception of Mr. Salus, elected to receive restricted shares in lieu of 100% of their $30,000 annual cash retainer for service on the Board in fiscal year 2011. Mr. Abel also elected to receive restricted shares in lieu of a portion of his annual cash retainers for serving as Chairman of the Audit Committee ($10,000) and as Chairman of the Nominating and Governance Committee ($7,500). In lieu of cash compensation for their retainers, Messrs. Glazer, Koeneke and White each received 1,928 restricted shares and Mr. Abel received 3,053 restricted shares. These restricted share elections are included in the table above, valued at the aggregate grant-date fair value of the shares issued on February 16, 2011.

(2)    All Other Compensation represents dividends earned on restricted stock awards prior to vesting.

(3)
Included in the “Fees Earned or Paid in Cash” column in the table above is $30,000 paid to Mr. Salus for his annual cash retainer for serving as a director of the Company and $1,500 for consulting work he performed during fiscal year 2011.

(4)
Included in the “Fees Earned or Paid in Cash” column in the table above is $7,500 paid to Mr. White for his annual cash retainer for serving as Chairman of the Compensation Committee during fiscal year 2011.

(5)
As of the end of fiscal year 2011, no directors, with the exception of Mr. David Meyer, held shares of unvested restricted stock or outstanding stock option awards. As of the end of fiscal year 2011, Mr. Meyer held 16,293 shares of unvested restricted stock and had 10,000 stock options exercisable (his remaining 50,000 share options were not exercisable as of the end of fiscal year 2011). See the “Outstanding Equity Awards at 2011 Fiscal Year-End” table and accompanying footnotes for further details on Mr. Meyer's outstanding awards as of the end of fiscal year 2011.
During fiscal year 2011, Mr. Meyer did not receive compensation in his role as a director of the Company. In accordance with his 2012 Executive Chairman agreement, Mr. Meyer is entitled to all compensation normally paid to members of the Company's Board, including retainer fees of $100,000 and fees for attending meetings. Mr. Meyer is also entitled to receive an additional quarterly retainer of $37,500, payable on the first day of each quarter in fiscal year 2012. The agreement does not contain any provisions for performance bonus awards or stock awards.

Because of the significant decline in the Company's stock value during the latter half of fiscal year 2011, and resulting concerns over diluting the Company's outstanding shares, the Board of Directors suspended the Policy for fiscal year 2012, effective February 7, 2012. In lieu of compensation historically awarded under the Policy, Messrs. Glazer, Koeneke, Meyer, Salus and White will be awarded $100,000 in cash, payable quarterly, for their annual retainer for fiscal year 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners
To the Company's knowledge, based upon information furnished by the specified persons or otherwise known by the Company, there are no beneficial owners of five percent (5%) or more of the common stock of the Company as of May 29, 2012.

Security Ownership of Management

Information is set forth below regarding beneficial ownership of common stock of the Company, as of May 29, 2012, by (i) each person who is a director; (ii) each person listed in the “Summary Compensation Table” set forth above and (iii) all directors and executive officers, as a group. Except as otherwise noted, each person has sole voting and investment power as to his or her shares.

Name	Amount of Record	Restricted Shares (1)	Vested Options (2)	Total	Percent of Shares Outstanding
James Abel	41,062	—	—	41,062	*
Renato Cataldo	46,392	—	—	46,392	*
Thomas Gallahue	12,819	9,188	—	22,007	*
Michael Glazer	25,880	—	—	25,880	*
Dale Heins	16,681	9,188	—	25,869	*
Michael Koeneke	42,966	—	—	42,966	*
Keith Laakko	15,070	7,625	—	22,695	*
David Meyer	247,393	16,293	10,000	273,686	3.9%
Eric Salus	6,217	—	—	6,217	*
Turner White	27,957	—	—	27,957	*

Directors and Executive Officers as a group (11 persons)	502,737	50,293	10,000	563,030	8.0%

* Less than one percent.

(1)
The restricted shares in the table for executive officers relate to the remaining unvested long-term incentive awards granted in fiscal years 2010 and 2011, which vest in various increments on the last day of fiscal years 2012, 2013 and 2014.

(2)
The table does not include vested stock options of 10,000, 16,667 and 13,333 for Messrs. Gallahue, Heins and Laakko, respectively, or vested stock options of 50,000 for Mr. Meyer, as these options were not exercisable as of the fiscal year 2011 year-end, and it is uncertain if they will be exercisable within 60 days after May 29, 2012; see footnote 1 to the “Outstanding Equity Awards at 2011 Fiscal Year- End” table for details on exercise requirements.

Information pertaining to the number of shares of common stock that were issuable under the Company's equity compensation plans is included in Part III, Item 12. of the Original Filing.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions
The Company does not have a specific related person transactions policy; however, it does refer such transactions to the Company's Board of Directors or applicable Committee for consideration and approval. The Company's Code of Ethics, which sets forth standards applicable to all directors, officers and senior management of the Company, prohibits the giving or accepting of personal benefits that could result in a conflict of interest. Any waiver of this Code for a director or an officer may only be granted by the Board of Directors. The Company may in the future adopt a separate related person transactions policy.
We have engaged Pointwise Real Estate Group, LLC (“Pointwise”) to assist us in negotiating store leases. During fiscal year 2011 we paid Pointwise $192,236 for its services to us. Mr. Glazer, one of our directors, has a 25% indirect interest in Pointwise. Our Audit Committee reviewed our transactions with, and Mr. Glazer's indirect interest in, Pointwise and concluded that Mr. Glazer's interest in Pointwise did not result in a conflict of interest with the Company.

Effective February 8, 2012, Dr. Cataldo left the Company and Mr. James J. Abel became Interim President and Chief Executive Officer. For a description of Dr. Cataldo's severance and Mr. Abel's employment agreement, see Compensation Discussion and Analysis above.

Director Independence

On February 9, 2012, the Company was delisted from the New York Stock Exchange and began trading its common stock on the OTCQX. While no longer on the New York Stock Exchange, the Board has affirmatively determined the independence of each Director and nominee for election as a Director in accordance with all elements of independence set forth in the New York Stock Exchange listing standards. The Board of Directors has determined that throughout fiscal year 2011 each of James Abel, Michael Glazer, Michael Koeneke, Eric Salus and Turner White were “independent” under the NYSE corporate governance rules, a “non-employee director” within the meaning of Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended, and an “outside director” for purposes of Section 162(m) of the Internal Revenue Code.

Effective with Mr. Abel's appointment to Interim President and Chief Executive Officer on February 8, 2012, he ceased to be “independent” under the NYSE corporate governance rules. David Meyer has not been "independent" since he was appointed Executive Chairman of the Board of Directors on April 19, 2010.

Item 14. Principal Accounting Fees and Services

Fees Paid to Independent Registered Public Accounting Firm
Set forth below is a summary of fees for professional services by our independent registered public accounting firm, KPMG LLP (“KPMG”), for fiscal years 2011 and 2010.

	Fiscal 2011	Fiscal 2010
Audit Fees	$870,800	$630,000
Audit-Related Fees	—	—
Tax Fees	76,357	66,362
All Other Fees	—	—

Total	$947,157	$696,362

Audit Fees
For fiscal years 2011 and 2010, the Company was billed approximately $870,800 and $630,000, respectively, for KPMG's audits of the Company's annual financial statements and review of financial statements included in the Company's interim reports on Form 10-Q.

Audit-Related Fees

No audit-related services were provided by KPMG during fiscal years 2011 and 2010.

Tax Fees

For fiscal years 2011 and 2010, the Company was billed approximately $76,357 and $66,362, respectively, for tax services provided by KPMG.

All Other Fees
The Company did not receive any services from KPMG other than those described above in either of the last two fiscal years.

Procedure for Approval of Non-Audit Services
The Audit Committee has authorized the Chairman of the Audit Committee to pre-approve KPMG's performance of non-audit services, provided that the Chairman reports any such pre-approval to the full Audit Committee at the next scheduled meeting. Upon receipt of any request for pre-approval of non-audit services from management, the Chairman may accept or reject the request or submit the request to the entire Audit Committee for consideration. The Audit Committee approved all of the fees paid to KPMG for fiscal year 2011.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)    EXHIBITS FILED UNDER ITEM 601 OF REGULATION S-K
The exhibits to this Annual Report on Form 10-K/A are listed on the accompanying index and are incorporated herein by reference or are filed as part of this Annual Report on Form 10-K/A.

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

(10.5)*	Form of Option Agreement, incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 10.1, filed August 21, 2008.

(10.6)*	CPI Corp. Omnibus Incentive Plan, incorporated by reference to CPI Corp.'s Form DEF 14A, Annex A, filed June 23, 2008.

EXHIBIT
NUMBER	DESCRIPTION

(10.7)*	Employment Agreement by and between CPI Corp. and Renato Cataldo, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.10, filed September 1, 2005. File No. 1-10204

(10.8)*	Confidentiality, Noncompetition and Nonsolicitation Agreement by and between CPI Corp. and Renato Cataldo, incorporated by reference to CPI Corp.'s Form 10-Q, Exhibit 10.104, filed September 1, 2005.

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

(10.19)*	Employment Agreement by and between CPI Corp. and Dale Heins, dated April 23, 2008, incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 10.62, filed April 24, 2008.

EXHIBIT
NUMBER	DESCRIPTION

(10.20)*	Executive Chairman's Agreement by and between CPI Corp. and David Meyer, dated April 19, 2010, incorporated by reference to CPI Corp.'s Form 10-K, Exhibit 10.41, filed April 22, 2010.

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

EXHIBIT
NUMBER	DESCRIPTION

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

(10.38)*	Form of First Amendment to Offer of Employment, dated December 30, 2010, incorporated by reference to CPI Corp.'s Form 10-K, Exhibit 10.50, filed April 21, 2011.

(10.39)*	Executive Chairman's Agreement by and between CPI Corp. and David Meyer, dated March 18, 2011, incorporated by reference to CPI Corp.'s Form 10-K, Exhibit 10.39, filed May 7, 2012.

(10.40)*	Executive Chairman's Agreement by and between CPI Corp. and David Meyer, dated February 3, 2012, incorporated by reference to CPI Corp.'s Form 10-K, Exhibit 10.40, filed May 7, 2012.

(10.41)*
Interim President and Chief Executive Officer Agreement by and between CPI Corp. and James J. Abel, dated February 8, 2012, incorporated by reference to CPI Corp.'s Form 10-K, Exhibit 10.41, filed May 7, 2012. (Confidential treatment requested for portions of this document).+

(10.42)*	Nonstatutory Stock Option Agreement by and between CPI Corp. and James J. Abel, effective February 13, 2012, incorporated by reference to CPI Corp.'s Form 10-K, Exhibit 10.42, filed May 7, 2012.

(10.43)*	Separation and Release Agreement by and between CPI Corp. and Renato Cataldo, dated March 26, 2012, incorporated by reference to CPI Corp.'s Form 10-K, Exhibit 10.43, filed May 7, 2012.

(10.44)
Amendment dated March 6, 2012 to the License Agreement, dated as of January 1, 2009, by and between Consumer Programs Incorporated, a subsidiary of Company, and Sears, Roebuck and Co., a New York corporation and CPI Corp., incorporated by reference to CPI Corp.'s Form 10-K, Exhibit 10.44, filed May 7, 2012.

EXHIBIT
NUMBER	DESCRIPTION

(10.45)
Master Lease Termination Agreement, dated as of April 17, 2012, between the Company and Wal-Mart Stores East, LP, Wal-Mart Stores, Inc., Wal-Mart Louisiana, LLC, and Wal-Mart Stores Texas, LLC and Wal-Mart Stores Arkansas, LLC., as it pertains only to Leased Spaces described in Exhibit 1 of the Master Lease Termination Agreement, incorporated by reference to CPI Corp.'s Form 10-K, Exhibit 10.45, filed May 7, 2012.

(10.46)
Master Relationship Termination Agreement, dated as of April 17, 2012, between the Company and Wal-Mart Stores East, LP, Wal-Mart Stores, Inc., Wal-Mart Louisiana, LLC, and Wal-Mart Stores Texas, LLC and Wal-Mart Stores Arkansas, LLC., as it pertains only to Leased Spaces described in Exhibit 1 of the Master Relationship Termination Agreement, incorporated by reference to CPI Corp.'s Form 10-K, Exhibit 10.46, filed May 7, 2012.

(10.47)
Letter dated April 3, 2012 , acknowledging receipt of document relating to the termination of the license under the Amended and Restated License Agreement, dated as of December 23, 2005, as amended, by and between the Company and Toys “R” us - Delaware, Inc. as of February 22, 2010 and confirmation of subsequent conversations regarding terminated departments, incorporated by reference to CPI Corp.'s Form 10-K, Exhibit 10.47, filed May 7, 2012.

(10.48)
Forbearance Agreement entered into on May 23, 2012, and effective as of May 24, 2012, by and among CPI Corp., certain subsidiaries of CPI Corp., Bank of America, N.A., as administrative agent for the various financial institution parties identified as lenders under the Credit Agreement dated as of August 30, 2010, as amended by that certain First Amendment to Credit Agreement dated December 16, 2011 by and among CPI Corp., Bank of America, N.A., the lenders thereto and certain subsidiaries of the Company, incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 10.1, filed May 30, 2012.

(10.49)
Joinder Agreement dated as of May 23, 2012 by Bella Pictures Holdings, LLC and by Sandy Realty Holdings, LLC for the benefit of Bank of America, N.A., as the Administrative Agent, in connection with that certain Guaranty and Collateral Agreement dated as of August 30, 2010, among the Grantors party thereto and the Administrative Agent, incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 10.2, filed May 30, 2012.

(11.1)^	Computation of Per Common Share (Loss) Income - Diluted

(11.2)^	Computation of Per Common Share (Loss) Income - Basic

(21.0)^	Subsidiaries of the Registrant

(23.0)^	Independent Registered Public Accounting Firm's Consent

(31.1)	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934 by the President and Chief Executive Officer.

(31.2)	Certification Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934 by the Executive Vice President, Finance and Chief Financial Officer.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of June, 2012.

CPI CORP.

BY:    /s/ Dale Heins
__________________________________
Dale Heins
Executive Vice President, Finance,
Chief Financial Officer and Treasurer

Date: June 4, 2012