Form 10-Q
period 2012-04-28
CPI CORP
filed 2012-06-07
CIK 25354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2012                                                                                or

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

As of June 1, 2012, 7,011,067 shares of the registrant’s common stock were outstanding.

CPI CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
12 WEEKS ENDED APRIL 28, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CPI CORP.
Interim Consolidated Balance Sheets - Assets

in thousands	April 28, 2012	February 4, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,814	$8,524
Accounts receivable:
Trade	2,850	4,173
Other	562	443
Inventories	8,040	7,952
Prepaid expenses and other current assets	4,613	3,988
Refundable income taxes	—	255

Total current assets	21,879	25,335

Property and equipment:
Land	2,185	2,185
Buildings and building improvements	22,698	22,698
Leasehold improvements	4,400	4,022
Photographic, sales and manufacturing equipment	117,319	116,895
Property not in use (see Note 4)	3,401	3,401
Total	150,003	149,201
Less accumulated depreciation and amortization	132,713	131,400
Property and equipment, net	17,290	17,801

Prepaid debt fees	1,015	1,112
Goodwill	9,801	9,772
Intangible assets, net	30,073	30,436
Deferred tax assets	1,923	1,362
Other assets	8,389	8,712

TOTAL ASSETS	$90,370	$94,530

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Balance Sheets – Liabilities and Stockholders’ Deficit

in thousands, except share and per share data	April 28, 2012	February 4, 2012
	(Unaudited)
LIABILITIES
Current liabilities:
Current portion of long-term debt (see Note 7)	$76,088	$74,000
Accounts payable	4,365	5,322
Accrued employment costs	6,750	6,622
Customer deposit liability	14,044	12,930
Income taxes payable	121	—
Sales taxes payable	3,317	2,788
Deferred income taxes	2,055	1,393
Accrued advertising expenses	837	1,318
Accrued expenses and other liabilities	10,286	12,131

Total current liabilities	117,863	116,504

Long-term debt, less current maturities (see Note 7)	—	—
Accrued pension plan obligations	22,030	23,043
Other liabilities	13,792	13,796

Total liabilities	153,685	153,343

CONTINGENCIES (see Note 11)

STOCKHOLDERS' DEFICIT
Preferred stock, no par value, 1,000,000 shares authorized; no shares outstanding	—	—
Preferred stock, Series A, no par value, 200,000 shares authorized; no shares outstanding	—	—
Common stock, $0.40 par value, 16,000,000 shares authorized; 9,110,235 and 9,134,956 shares outstanding at April 28, 2012 and February 4, 2012, respectively	3,644	3,654
Additional paid-in capital	31,853	31,892
Retained losses	(28,453)	(23,809)
Accumulated other comprehensive loss	(22,262)	(22,501)
	(15,218)	(10,764)
Treasury stock - at cost, 2,097,043 shares at April 28, 2012 and February 4, 2012	(47,900)	(47,900)

Total CPI Corp. stockholders' deficit	(63,118)	(58,664)
Noncontrolling interest in subsidiary	(197)	(149)

Total stockholders' deficit	(63,315)	(58,813)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$90,370	$94,530

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Statements of Operations
(Unaudited)

in thousands, except share and per share data	12 Weeks Ended
	April 28, 2012	April 30, 2011
Net sales	$70,319	$88,638

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	5,441	6,408
Selling, general and administrative expenses	61,949	73,534
Depreciation and amortization	2,219	4,016
Other charges and impairments	4,090	3,177
	73,699	87,135

(Loss) income from operations	(3,380)	1,503

Interest expense, net	775	625
Other (expense) income, net	(149)	89
(Loss) income from operations before income tax expense	(4,304)	967

Income tax expense	388	305

Net (loss) income	(4,692)	662
Net loss attributable to noncontrolling interest	(48)	(85)

NET (LOSS) INCOME ATTRIBUTABLE TO CPI CORP.	$(4,644)	$747

NET (LOSS) INCOME PER COMMON SHARE

Net (loss) income per common share attributable to CPI Corp. - diluted	$(0.66)	$0.11

Net (loss) income per common share attributable to CPI Corp. - basic	$(0.66)	$0.11

Weighted average number of common and common equivalent shares outstanding-diluted	7,014,312	6,998,340

Weighted average number of common and common equivalent shares outstanding-basic	7,014,312	6,992,140

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

in thousands	12 Weeks Ended
	April 28, 2012	April 30, 2011
Net (loss) income	$(4,692)	$662

Other comprehensive income:
Foreign currency translation adjustments	239	414

Comprehensive (loss) income	(4,453)	1,076
Less: Comprehensive loss attributable to noncontrolling interest	(48)	(85)
Comprehensive (loss) income attributable to CPI Corp.	$(4,405)	$1,161

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Statement of Changes in Stockholders’ Deficit
(Unaudited)

Twelve weeks ended April 28, 2012

in thousands, except share data
	Common stock	Additional paid-in capital	Retained losses	Accumulated other comprehensive loss	Treasury stock, at cost	Noncontrolling interest	Total
Balance at February 4, 2012	$3,654	$31,892	$(23,809)	$(22,501)	$(47,900)	$(149)	$(58,813)

Net loss	—	—	(4,644)	—	—	(48)	(4,692)
Total other comprehensive income, (consisting of foreign exchange impact)	—	—	—	239	—	—	239
Surrender of employee shares for taxes (11,596 shares)	(5)	(13)	—	—	—	—	(18)
Forfeiture of restricted stock awards (13,125 shares)	(5)	(109)	—	—	—	—	(114)
Forfeiture of stock options	—	(70)	—	—	—	—	(70)
Stock-based compensation recognized	—	153	—	—	—	—	153

Balance at April 28, 2012	$3,644	$31,853	$(28,453)	$(22,262)	$(47,900)	$(197)	$(63,315)

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Statements of Cash Flows
(Unaudited)

in thousands	12 Weeks Ended
	April 28, 2012	April 30, 2011
Reconciliation of net loss to cash flows (used in) provided by operating activities:

Net (loss) income	$(4,692)	$662

Adjustments for items not requiring (providing) cash:
Depreciation and amortization	2,219	4,016
Amortization of prepaid debt fees	97	155
Stock-based compensation expense	(31)	254
Loss on disposition of property and equipment	36	—
Deferred income tax provision	—	(406)
Pension, supplemental retirement plan and profit sharing expense	119	539
Other	—	(58)

Increase (decrease) in cash flow from operating assets and liabilities:
Accounts receivable	1,205	(3,028)
Inventories	(76)	(594)
Prepaid expenses and other current assets	(552)	135
Accounts payable	(955)	1,550
Contribution to pension plan	(1,114)	(513)
Accrued expenses and other liabilities	(1,730)	(1,498)
Deferred lease fees	371	(1,139)
Income taxes payable	467	(1,318)
Deferred revenues and related costs	1,003	3,502
Other	—	(101)

Cash flows (used in) provided by operating activities	(3,633)	2,158

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Statements of Cash Flows (continued)
(Unaudited)

in thousands	12 Weeks Ended
	April 28, 2012	April 30, 2011
Cash flows (used in) provided by operating activities	(3,633)	2,158

Cash flows provided by financing activities:
Borrowings under revolving credit facility	21,348	39,000
Repayments on revolving credit facility	(19,260)	(35,000)
Cash dividends	—	(1,751)
Purchase of treasury stock	—	(1,087)
Surrender of employee shares for taxes	(18)	(690)
Other	—	222

Cash flows provided by financing activities	2,070	694

Cash flows used in investing activities:
Additions to property and equipment	(1,296)	(2,097)
Other	—	57

Cash flows used in investing activities	(1,296)	(2,040)

Effect of exchange rate changes on cash and cash equivalents	149	(44)

Net (decrease) increase in cash and cash equivalents	(2,710)	768

Cash and cash equivalents at beginning of year	8,524	5,363

Cash and cash equivalents at end of period	$5,814	$6,131

Supplemental cash flow information:
Interest paid	$729	$433

Income taxes (received) paid, net	$(79)	$2,122

Supplemental non-cash financing activities:
Issuance of treasury stock under the Employee Profit Sharing Plan	$—	$752

Issuance of common stock, restricted stock and stock options to employees and directors	$28	$994

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

The Company operates 2,583 (unaudited) professional portrait studios as of April 28, 2012, throughout the U.S., Canada, Mexico and Puerto Rico, principally under lease and license agreements with Walmart and license agreements with Sears and Toys "R" Us.  The Company also operates websites that support and complement its Walmart, Sears and Toys "R" Us studio operations.  These websites serve as vehicles to archive, share portraits via email (after a portrait session) and order additional portraits and products.  The Company also operates a website for Bella Pictures®, which serves as a vehicle to reserve/book weddings, select specialized, unique product offerings and view/edit photographs and videos from the wedding day.

The Company's fiscal year ends on the first Saturday in February. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years. Fiscal year 2012 refers to the 52-week period ended February 2, 2013. Fiscal year 2011 refers to the 52-week period ended February 4, 2012. The interim consolidated financial statements as of and for the 12 weeks ended April 28, 2012, are unaudited and reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the CPI Corp. 2011 Annual Report on Form 10-K for its fiscal year ended February 4, 2012.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

Certain reclassifications have been made to the 2011 financial statements to conform with the current year presentation.

For purposes of this report, the Walmart studio operations are operating within CPI Corp. under the tradenames PictureMe Portrait Studio® in the U.S., Walmart Portrait Studios in Canada and Estudios Fotografia de Walmart in Mexico, collectively "PMPS" or the "PMPS brand". The Sears studio operations are operating as Sears Portrait Studios (“SPS” or the “SPS brand”) the the Toys "R" Us studio operations are operating as Kiddie Kandids Portrait Studios (“KKPS” or the “KKPS brand”).

NOTE 2  - LIQUIDITY

The Company's primary sources of liquidity have historically been cash flows from operations and the borrowing capacity available under its Credit Agreement. Its business is highly seasonal, with significant operating cash flow historically being generated in the fiscal fourth quarter. Liquidity is needed to satisfy the Company's operating cash flow needs, to meet debt service obligations as they come due under the Credit Agreement, and to provide for any necessary capital maintenance spending to support operations.

As a result of profit shortfalls in the third quarter of fiscal 2011, and noncompliance with the leverage ratio covenant (as defined, Total Funded Debt to EBITDA) at the end of the third quarter of fiscal 2011, the Company entered into an amendment (the "First Amendment") to the Credit Agreement (the “Credit Agreement”) on December 16, 2011, which suspended the leverage ratio test for the quarter ended November 12, 2011; reduced the revolving commitment from $105 million to $90 million; and suspended dividend and other restricted payments, including share repurchases.

The reduction in available borrowing capacity resulting from the First Amendment, coupled with a significant reduction in earnings and operating cash flow, has resulted in significant liquidity challenges for the Company. The Company incurred a net loss of $4.6 million for the 12 weeks ended April 28, 2012, and used $3.6 million of cash for operations. As of April 28, 2012, the Company's current liabilities of $117.9 million (including $76.1 million due under its Credit Agreement) exceeded current assets of $21.9 million, and there was a total stockholders' deficit of $63.3 million. As of April 28, 2012 and February 4, 2012, the Company was not in compliance with several covenants under the Credit Agreement. See Note 7.

Since late in fiscal 2011, the Company has been in active discussions with its lenders to obtain a short-term covenant compliance waiver to cure its existing defaults. On May 23, 2012, the Company entered into a forbearance agreement with its lenders that,

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

among other items, suspended the lenders rights and remedies under the Credit Agreement through July 21, 2012. Based on the Company's default status under the Credit Agreement, the lenders had the right to provide the Company with notice to call the loan. Under the forbearance agreement, that right was relinquished until July 21, 2012 and certain restrictions were placed on the Company during the forbearance period. On June 6, 2012, the Company entered into the Second Amendment to the Credit Agreement (the “Second Amendment”), which waived the existing defaults and terminated the forbearance period.

The Second Amendment provides for revolving commitment limits of $90 million on June 6, 2012, $94.0 million on June 12, 2012, $95.0 million on July 22, 2012, $94.0 million on September 15, 2012, $90.0 million on November 10, 2012 and $85.0 million on December 11, 2012 and thereafter, subject to the Company's satisfaction of certain conditions and covenants. The Credit Agreement, as amended by the Second Amendment, now matures on December 31, 2012 and bears interest at an annual base rate of 3.25% payable in cash on a monthly basis. Additionally, under the Second Amendment, all outstanding revolving loans (including both base-rate loans and LIBOR loans) and all outstanding accumulated and unpaid interest other than the 3.25% cash interest are now defined as Payment in Kind ("PIK") Obligations and accrue interest at a rate of fourteen percent (14%) per annum (“PIK interest”). This PIK interest accrues monthly and is due and payable in full, in cash upon termination of the Credit Agreement. Fifteen business days after the quarters ending July 21, 2012 and November 10, 2012, the amount by which adjusted EBITDA (as defined, net earnings from continuing operations before interest expense, income taxes, depreciation and amortization and other non-cash charges) exceeds ($4.8) million and $1.4 million, respectively, shall be paid in cash to reduce the PIK Obligation. At the end of each week, any cash amounts exceeding $5.0 million must be paid to reduce the revolving loans under the Credit Agreement within two (2) business days. In connection with the Second Amendment, the Company is required to pay to the lenders an amendment fee of $1.8 million, which is payable at maturity.

Other terms of the Second Amendment include, but are not limited to:

•
The Company granted the lenders warrants to purchase an aggregate amount equal to 19.9% of the common stock of the Company, calculated on a fully-diluted basis at the time of exercise. See further discussion in Note 12.

•	The Company is required to engage a Chief Restructuring Officer (“CRO”) acceptable to the lenders.

•	The Company is required to provide financial statements for each 4-week period, weekly 13-week cash flow statements and weekly compliance certificates to the lenders.

•
The Company is required to engage an Investment Bank acceptable to the lenders to solicit offers to purchase the Company, and/or the debt outstanding under the Credit Agreement, with a targeted close of December 31, 2012. The Company will also use these resources to explore means of alternative financing. The Second Amendment requires management to develop a plan for an orderly liquidation in the event the Company is unable to execute restructuring alternatives that are acceptable to the lenders.

•	In connection with the Second Amendment, the Company executed amendments to its host agreements with Walmart and Sears. See further discussion in Note 12.

•	The financial covenants included in the Credit Agreement were replaced with:

◦	Minimum Period Cumulative EBITDAR - assigned for each 4 week period for periods five through 11, which totals $5.2 million;

◦
Minimum Weekly Cumulative Gross Sales Revenue - gross sales related to the Sears and Walmart contracts are established on a weekly basis and total $169.8 million for the period May 27, 2012 through January 5, 2013;

◦	Minimum Weekly Cash - not permitted to be less than $2.3 million for any calendar week.

•
The Company is required to sell properties in Matthews, North Carolina and St. Louis, Missouri, with net carrying amounts of $2.74 million and $2.69 million respectively at April 28, 2012, prior to September 15, 2012. The processing facility in Charlotte, North Carolina, with a net carrying amount of $2.88 million at April 28, 2012, is required to be marketed for sale. Proceeds from these sales shall be applied to pay down the revolving loans with net proceeds obtained from the sale of the Charlotte, North Carolina facility permanently reducing the borrowing commitment levels. Additionally, the Company is required to transition all of the processing activities currently in Charlotte, North Carolina to the processing facility in St. Louis, Missouri by August 30, 2012.

As a result of the Second Amendment, the Company's debt is now due December 31, 2012. Accordingly, borrowings of $76.1 million under the revolving credit facility have been recorded as current liabilities as of April 28, 2012. Borrowings of $74.0 million were recorded as current liabilities as of February 4, 2012 due to non-compliance with several covenants.

Management is implementing plans to improve liquidity through improvements to results from operations, store closures, cost reductions and operational alternatives. However, there can be no assurance that we will be successful with our plans or that our future results of operations will improve. If sales trends do not improve, our available liquidity from cash flows from operations will be materially adversely affected. There can be no assurance that we will be able to improve cash flows from operations, or that we will be able to comply with the terms of the Second Amendment. Therefore, there can be no guarantee that our existing sources of cash and our future cash flows from operations will be adequate to meet our liquidity requirements, including cash requirements that are due under the Credit Agreement and that are needed to fund our business operations. If we are unable to

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

address our liquidity shortfall or comply with the terms of our Credit Agreement, as amended, then our business and operating results would be materially adversely affected, and the Company may then need to curtail its business operations, reorganize its capital structure, or liquidate.

The Company's interim consolidated financial statements have been prepared assuming that it will continue as a going concern; however, the conditions noted above raise substantial doubt about the Company's ability to do so. The interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3  - INVENTORIES

Inventories consist of:

in thousands	April 28, 2012	February 4, 2012
Raw materials - film, paper and chemicals	$1,973	$1,668
Portraits in process	1,890	1,886
Bella Pictures® work in process	273	379
Finished portraits pending delivery	136	80
Frames and accessories	247	314
Studio supplies	2,384	2,450
Equipment repair parts and supplies	698	742
Other	439	433

Total	$8,040	$7,952

These balances are net of obsolescence reserves totaling $81,000 and $86,000 at April 28, 2012 and February 4, 2012, respectively.

NOTE 4  - PROPERTY NOT IN USE

In connection with the Company’s June 8, 2007, acquisition of substantially all of the assets of Portrait Corporation of America (“PCA”) and certain of its affiliates and assumption of certain liabilities of PCA (the “PCA Acquisition”), the Company acquired a manufacturing facility located in Matthews, North Carolina, and excess parcels of land located in Charlotte, North Carolina.  In fiscal 2008, the Company ceased use of the excess parcels of land and the manufacturing facility, respectively, and committed to a plan to sell such assets as they were no longer required by the business.

The Company has been actively marketing these assets for sale; however, they did not meet the criteria for “held for sale accounting” under FASB ASC Topic 360, “Property, Plant and Equipment” (“ASC Topic 360”) at April 28, 2012 and February 4, 2012.  Accordingly, the Company has presented these assets within Property and equipment (“Property not in use”), subject to depreciation as applicable.

The assets included in Property not in use at both April 28, 2012 and February 4, 2012 are as follows (in thousands):

Land	$996
Buildings and building improvements (1)	2,405

Property not in use	$3,401

(1)
Cumulative depreciation expense of $247,000 and $210,000 related to the buildings and building improvements is included in the total accumulated depreciation and amortization line in the Interim Consolidated Balance Sheets at April 28, 2012 and February 4, 2012, respectively.

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

The following table summarizes the Company’s goodwill:

in thousands	April 28, 2012	February 4, 2012
PCA Acquisition	$9,613	$9,613
Translation impact on foreign balances	188	159

Balance, end of period	$9,801	$9,772

The Company performs its annual goodwill impairment test at the end of its second quarter, or more frequently if circumstances indicate the potential for impairment. As of April 28, 2012, the Company has goodwill recorded of approximately $9.8 million, which relates to one goodwill reporting unit - PMPS. At the end of our 2012 first fiscal quarter, the Company considered possible impairment triggering events since the February 4, 2012 interim impairment test date, as described in the Company's 2011 Annual Report on Form 10-K. The key item of consideration is the Company's estimates of future cash flows, the most significant assumption being the Company's expectation of future PMPS studio sales levels, and other relevant factors, and concluded that no goodwill impairment was indicated at that date. However, if market conditions at the studio or host store levels continue to deteriorate, which would result in lower than expected PMPS studio sales, or if there are significant changes in the Company's circumstances (see Note 2), or in our projections of future cash flows, it is possible that the Company would be required to further write-down its goodwill and record a non-cash impairment charge, which could be significant, and would adversely affect the Company’s financial position and results of operations (see Note 12).

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

The following table summarizes the Company’s amortized intangible assets as of April 28, 2012:

in thousands	Net Balance at Beginning of Year	Accumulated Amortization	Translation Impact of Foreign Balances	Net Balance at End of Period
Acquired host agreement	$29,958	$(411)	$82	$29,629
Acquired customer lists	202	(27)	—	175
Acquired tradename	276	(7)	—	269

	$30,436	$(445)	$82	$30,073

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

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

As of April 28, 2012, the Company considered whether possible impairment triggering events of its intangible assets had occurred in consideration of projected cash flow data, as well as other relevant factors, and concluded that no impairment was indicated at that date.  However, if market conditions at the studio or host store levels continue to deteriorate, which would result in lower than expected PMPS studio sales, or if there are changes in the Company's circumstances (see Note 2), or in our projections of future cash flows, it is possible that the Company would be required to further write-down its intangible assets and record a non-cash impairment charge, which could be significant, and would adversely affect the Company’s financial position and results of operations (see Note 12).

NOTE 6  - OTHER ASSETS AND OTHER LIABILITIES

Included in Accrued expenses and other liabilities as of April 28, 2012, and February 4, 2012, is $2.3 million and $4.2 million, respectively, in accrued host commissions and $3.3 million and $3.4 million as of April 28, 2012, and February 4, 2012, respectively, related to accrued worker’s compensation.

Included in both Other assets and Other liabilities is $7.7 million as of April 28, 2012, and February 4, 2012, related to worker’s compensation insurance claims that exceed the deductible of the Company and that will be paid by the insurance carrier.  Since the Company is not released as primary obligor of the liability, it is included in both Other assets as a receivable from the insurance company and in Other liabilities as an insurance liability.

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

Prior to the Second Amendment, the Credit Agreement was a four-year revolving credit facility, expiring in August 2014, with a borrowing amount of up to $105 million and a sub-facility for letters of credit in an amount not to exceed $25 million.  The obligations of the Company under the Credit Agreement continue to be secured by (i) a guaranty from certain material direct and indirect domestic subsidiaries of the Company, and (ii) a lien on substantially all of the assets of the Company and such subsidiaries.

Prior to the amendments discussed below, the revolving loans under the Credit Agreement bore interest, at the Company’s option, at either the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 2.25% to 3.0%, or an alternative base rate plus a spread range from 1.25% to 2.0%.  The alternative base rate was the greater of Bank of America, N.A. prime rate, the Federal Funds rate plus 0.5% or the one month British Bankers’ Association LIBOR plus 1.0% (the “Base Rate”). The interest rate spread in the case of LIBOR and Base Rate loans and the payment of the non−use and letter of credit fees was dependent on the Company’s Total Funded Debt to EBITDA ratio, as defined in the Credit Agreement.

On December 16, 2011, the Company entered into an amendment to the Credit Agreement (the "First Amendment") that included a suspension of the leverage ratio test for the quarter ended November 12, 2011; a reduction of the revolving commitment under the Credit Agreement from $105 million to $90 million; and suspension of dividend and other restricted payments, including share repurchases. If the leverage ratio test for the quarter ended November 12, 2011 had not been suspended, the Company would not have been in compliance with this covenant. As of April 28, 2012 and February 4, 2012, the Company was not in compliance with several covenants under the Credit Agreement.

The Company has been in active discussions with its lenders to obtain a short-term covenant compliance waiver to cure its existing defaults. On May 23, 2012, the Company entered into a forbearance agreement with its lenders that, among other items, suspended the lenders rights and remedies under the Credit Agreement through July 21, 2012. Based on the Company's default status under the Credit Agreement, the lenders had the right to provide the Company with notice to call the loan. Under the forbearance agreement, that right was relinquished until July 21, 2012 and certain restrictions were placed on the Company during the forbearance period. On June 6, 2012, the Company entered into the Second Amendment to the Credit Agreement (the “Second Amendment”), which waived the existing defaults and terminated the forbearance period.

The Second Amendment provides for revolving commitment limits of $90 million on June 6, 2012, $94.0 million on June 12, 2012, $95.0 million on July 22, 2012, $94.0 million on September 15, 2012, $90.0 million on November 10, 2012 and $85.0 million on December 11, 2012 and thereafter, subject to the Company's satisfaction of certain conditions and covenants. The Credit Agreement, as amended by the Second Amendment, now matures on December 31, 2012 and bears interest at an annual

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

base rate of 3.25% payable in cash on a monthly basis. Additionally, under the Second Amendment, all outstanding revolving loans (including both base-rate loans and LIBOR loans) and all outstanding accumulated and unpaid interest other than the 3.25% cash interest are now defined as Payment in Kind ("PIK") Obligations and accrue interest at a rate of fourteen percent (14%) per annum (“PIK interest”). This PIK interest accrues monthly and is due and payable in full, in cash upon termination of the Credit Agreement. Fifteen business days after the quarters ending July 21, 2012 and November 10, 2012, the amount by which adjusted EBITDA (as defined, net earnings from continuing operations before interest expense, income taxes, depreciation and amortization and other non-cash charges) exceeds ($4.8) million and $1.4 million, respectively, shall be paid in cash to reduce the PIK Obligation. At the end of each week, any cash amounts exceeding $5.0 million must be paid to reduce the revolving loans under the Credit Agreement within two (2) business days. In connection with the Second Amendment, the Company is required to pay to the lenders an amendment fee of $1.8 million, which is payable at maturity.

Other terms of the Second Amendment include, but are not limited to:

•
The Company granted the lenders warrants to purchase an aggregate amount equal to 19.9% of the common stock of the Company, calculated on a fully-diluted basis at the time of exercise. See further discussion in Note 12.

•	The Company is required to engage a CRO acceptable to the lenders.

•	The Company is required to provide financial statements for each 4-week period, weekly 13-week cash flow statements and weekly compliance certificates to the lenders.

•
The Company is required to engage an Investment Bank acceptable to the lenders to solicit offers to purchase the Company, and/or the debt outstanding under the Credit Agreement, with a targeted close of December 31, 2012. The Company will also use these resources to explore means of alternative financing. The Second Amendment requires management to develop a plan for an orderly liquidation in the event the Company is unable to execute restructuring alternatives that are acceptable to the lenders.

•	In connection with the Second Amendment, the Company executed amendments to its host agreements with Walmart and Sears. See further discussion in Note 12.

•	The financial covenants included in the Credit Agreement were replaced with:

◦	Minimum Period Cumulative EBITDAR - assigned for each 4 week period for periods five through 11, which totals $5.2 million;

◦
Minimum Weekly Cumulative Gross Sales Revenue - gross sales related to the Sears and Walmart contracts are established on a weekly basis and total $169.8 million for the period May 27, 2012 through January 5, 2013;

◦	Minimum Weekly Cash - not permitted to be less than $2.3 million for any calendar week.

•
The Company is required to sell properties in Matthews, North Carolina and St. Louis, Missouri, with net carrying amounts of $2.74 million and $2.69 million respectively at April 28, 2012, prior to September 15, 2012. The processing facility in Charlotte, North Carolina, with a net carrying amount of $2.88 million at April 28, 2012, is required to be marketed for sale. Proceeds from these sales shall be applied to pay down the revolving loans with net proceeds obtained from the sale of the Charlotte, North Carolina facility permanently reducing the borrowing commitment levels. Additionally, the Company is required to transition all of the processing activities currently in Charlotte, North Carolina to the processing facility in St. Louis, Missouri by August 30, 2012.

The Credit Agreement and related loan documents, as amended, contain terms and provisions, including representations, covenants and conditions.  The financial covenants are defined above.  Other covenants include limitations on lines of business, additional indebtedness, liens and negative pledge agreements, incorporation of other debt covenants, guarantees, investments and advances, cancellation of indebtedness, restricted payments, modification of certain agreements and instruments, inconsistent agreements, leases, consolidations, mergers and acquisitions, sale of assets, subsidiary dividends, and transactions with affiliates.

The Credit Agreement, as amended, also contains customary events of default, including nonpayment of the principal of any loan or letter of credit obligation, interest, fees or other amounts; inaccuracy of representations and warranties; violation of covenants; certain bankruptcy events; cross−defaults to other material obligations and other indebtedness (if any); change of control of events; material judgments; certain ERISA−related events; and the invalidity of the loan documents (including the collateral documents).  If an event of default occurs and is continuing under the Credit Agreement, the lenders may terminate their obligations thereunder and may accelerate the payment by the Company and the subsidiary guarantors of all of the obligations due under the Credit Agreement and the other loan documents.

As a result of the Second Amendment, the Company's debt is now due December 31, 2012. Accordingly, borrowings of $76.1 million under the revolving credit facility have been recorded as current liabilities as of April 28, 2012. Borrowings of $74.0 million were recorded as current liabilities as of February 4, 2012 due to non-compliance with several covenants.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

As of April 28, 2012, the Company has recorded unamortized prepaid debt fees of approximately $1.0 million pertaining to the Credit Agreement, which are being amortized over the life of the revolving commitment.

NOTE 8  - STOCK-BASED COMPENSATION PLANS

At April 28, 2012, the Company had outstanding awards under various stock-based employee compensation plans, which are described more fully in Note 13 of the Notes to Consolidated Financial Statements in the Company’s 2011 Annual Report on Form 10-K.

On July 17, 2008, the stockholders approved the CPI Corp. Omnibus Incentive Plan (the "Plan").  Total shares of common stock approved for delivery pursuant to awards under the Plan as approved on July 17, 2008, and amended on August 11, 2010, were 1.1 million shares.  The Company has reserved these shares under its authorized, unissued shares.  At April 28, 2012, 526,946 of these shares remained available for future grants.

The Company accounts for stock-based compensation plans in accordance with ASC Topic 718, "Compensation – Stock Compensation" (“ASC Topic 718”), which requires companies to recognize the cost of awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

Stock Option Plans

The following table summarizes the changes in stock options during the 12 weeks ended April 28, 2012:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in thousands)
Options outstanding, beginning of year	146,666	$13.02	4.53
Granted	50,000	1.11		$—
Forfeited	(33,333)	13.58		$—

Options outstanding, end of period	163,333	$9.26	5.57	$—

Options exercisable at end of period	10,001	$12.21	1.40	$—

(1)
Intrinsic value for activities other than exercises is defined as the difference between the Company's closing stock price on the last trading day of the fiscal 2012 first quarter and the exercise price, multiplied by the number of in-the-money options.  These amounts change based on the quoted market price of the Company's stock.  For exercises, intrinsic value is defined as the difference between the Company's closing stock price on the exercise date and the exercise price, multiplied by the number of options exercised.

There were no share proceeds received from the exercise of stock options for the 12 weeks ended April 28, 2012. On February 13, 2012, the Company granted 50,000 options under the Plan. These service-based options were valued using the Black-Scholes-Merton valuation model.

The Company estimates the fair value of its stock options with market-based performance conditions under the Plan using Monte Carlo simulations.  Weighted-average assumptions used in calculating the fair value of these stock options are included in Note 13 of the Notes to Consolidated Financial Statements in the Company’s 2011 Annual Report on Form 10-K.

The Company recognized stock-based compensation expense of $42,000, resulting in a deferred tax benefit of $16,000, for the 12 weeks ended April 28, 2012, based on the grant-date fair values of stock options granted and the derived service periods.  As of April 28, 2012, total unrecognized compensation cost related to nonvested stock options granted under the Plan was $50,000.  This unrecognized compensation cost will be recognized over a weighted-average period of 1 year.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

Restricted Stock Plans

All nonvested stock is valued based on the fair market value of the Company’s common stock on the grant date and the value is recognized as compensation expense over the service period. There were no issuances of nonvested stock in the 12 weeks ended April 28, 2012.

Changes in nonvested stock are as follows:

	12 Weeks Ended
	April 28, 2012
	Shares	Weighted-Average Grant-Date Value
Nonvested stock, beginning of year	79,729	$14.88
Forfeited	(13,125)	13.48
Nonvested stock, end of period	66,604	$15.15

Stock-based compensation expense related to nonvested stock	$111,000

As of April 28, 2012, total unrecognized compensation cost related to nonvested stock was $475,000.  This unrecognized compensation cost will be recognized over a weighted-average remaining period of approximately 1.5 years.

NOTE 9 - EMPLOYEE BENEFIT PLANS

The Company maintains a qualified, noncontributory pension plan that covers all full-time United States employees meeting certain age and service requirements.  The plan provides pension benefits based on an employee’s length of service and the average compensation earned from the later of the hire date or January 1, 1998, to the retirement date.  On February 3, 2004, the Company amended its pension plan to implement a freeze of future benefit accruals under the plan, except for those employees with ten years of service and who had attained age 50 at April 1, 2004, who were grandfathered and whose benefits continued to accrue.  Effective February 20, 2009, the Company amended its pension plan to implement a freeze of future benefit accruals for the remaining grandfathered participants.  The Company’s funding policy is to contribute annually at least the minimum amount required by government funding standards, but not more than is tax deductible.  Plan assets consist primarily of cash and cash equivalents, fixed income securities, domestic and international equity securities and exchange traded funds.

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

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

The following tables set forth the applicable components of net periodic benefit cost for the defined benefit plans:

	12 Weeks Ended
in thousands	Pension Plan		Supplemental Retirement Plan
	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011
Components of net periodic benefit costs:
Interest cost	$721	$711	$17	$18
Expected return on plan assets	(766)	(738)	—	—
Amortization of net loss (gain)	147	386	—	(12)

Net periodic benefit cost	$102	$359	$17	$6

The Company contributed $1.1 million to its pension plan in the 12 weeks ended April 28, 2012, and estimates it will contribute an additional $2.3 million in fiscal year 2012.  Future contributions to the pension plan will be dependent upon legislation, future changes in discount rates and the earnings performance of plan assets.

NOTE 10  - INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, many states, and Mexican and Canadian jurisdictions.  The Company is substantially closed to U.S. federal income tax examinations for the years prior to 2009.  Currently, there are no ongoing examinations by state or foreign taxing authorities.

Under the provisions of ASC Subtopic 740-10-25, Income Taxes - Recognition, the Company has no unrecognized tax benefits as of April 28, 2012.

We regularly review our deferred tax assets for realizability, taking into consideration all available evidence, both positive and negative, including cumulative losses, projected future pre-tax and taxable income (losses), the expected timing of the reversals of existing temporary differences and tax planning strategies. During the period ended February 4, 2012, the Company's cumulative losses and uncertainty regarding sufficient future taxable income necessary to realize deferred tax assets have resulted in the recognition of a valuation allowance. In the first quarter of 2012, the Company continues to have a valuation allowance recorded against deferred tax assets, except for future taxable income that will result from the reversal of existing temporary differences for which deferred tax liabilities are recognized.

NOTE 11   - COMMITMENTS AND CONTINGENCIES

Standby Letters of Credit

As of April 28, 2012, the Company had standby letters of credit outstanding in the principal amount of $13.8 million primarily used in conjunction with the Company’s various large deductible insurance programs.

Legal Proceedings

The Company and two of its subsidiaries are defendants in a lawsuit entitled Shannon Paige, et al. v. Consumer Programs, Inc., filed March 8, 2007, in the Superior Court of the State of California for the County of Los Angeles, Case No. BC367546.  The case was subsequently removed to the United States District Court for the Central District of California, Case No. CV 07-2498-FMC (RCx).  The Plaintiff alleges that the Company failed to pay him and other hourly associates for “off the clock” work and that the Company failed to provide meal and rest breaks as required by law.  The Plaintiff is seeking damages and injunctive relief for himself and others similarly situated.  On October 6, 2008, the Court denied the Plaintiffs' motion for class certification but allowed Plaintiffs to attempt to certify a smaller class, thus reducing the size of the potential class to approximately 200.  Plaintiffs filed a motion seeking certification of the smaller class on November 14, 2008.  The Company filed its opposition on December 8, 2008.  In January 2009, the Court denied Plaintiffs' motion for class certification as to their claims that they worked "off the clock".  The Court also deferred ruling on Plaintiff's motion for class certification as to their missed break claims and stayed the action until the California Supreme Court ruled on a pending case on the issue of whether an employer must merely provide an opportunity for employees to take a lunch break or whether an employer must actively ensure that its employees take the break (Brinker Restaurant v. S. C. (Hohnbaum)).  The California Supreme Court ruled on the Brinker case on April 12, 2012. The Court

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

held that employers do not have to ensure that a meal period is taken, but have only to make it available. Pursuant to order of the Court in the Paige case, the parties filed briefs in May on the impact of the Brinker case; a hearing is scheduled June 13, 2012. The Company believes the claims are without merit and continues its vigorous defense on behalf of itself and its subsidiaries against these claims, however, an adverse ruling in this case could require the Company to pay damages, penalties, interest and fines. It is not possible to determine the ultimate outcome of this action or to estimate the potential impact on the Company's results of operations, liquidity or financial position.
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

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

NOTE 12   - SUBSEQUENT EVENTS

Issuance of Warrants
In connection with the Second Amendment to the Credit Agreement (see Note 2), the Company granted the lenders warrants to purchase an aggregate amount equal to 19.9% of the shares of common stock of the Company, calculated on a fully-diluted basis at the time of exercise. In effect, the lenders shall have the right to purchase 19.9% of the common stock of the Company, as determined on the exercise date, until the warrants are exercised in full.

The exercise price of the each warrant is $0.40 per share and may be exercised at any time through June 6, 2018. Warrants are not exercisable to the extent (but only to the extent) that the warrant holder or any of its affiliates would beneficially own in excess of 4.99% of the common stock, unless the warrant holder provides sixty (60) days' prior written notice to the Company.

Under the terms of the warrants, except for certain transactions, should the Company enter into any of the following transactions, any successor entity must assume all obligations of the Company under the warrant agreement (each a "Fundamental Transaction"):

•	consolidate or merge with or into any other person; or

•	dispose of all or substantially all of its respective properties or assets to any other person; or

•	allow any other Person to make a purchase, tender or exchange offer that is accepted by the holders of more than 50% of the outstanding shares of voting stock of the Company; or

•
consummate a stock or share purchase agreement or other business combination with any other Person whereby such other Person acquires more than 50% of the outstanding shares of voting stock of the Company; or

•	reorganize, recapitalize or reclassify the common stock of the Company.

Notwithstanding the above, in connection with the closing of a Fundamental Transaction, the Company may require the holder to exercise its warrants immediately prior to the closing of said Fundamental Transaction.

Host Agreement Amendments
On May 31, 2012, the Company entered into the Eighth Amendment to the Master Lease Agreement, dated as of June 8, 2007, as amended, by and between the Company and Wal-Mart Stores East, LP, a Delaware limited partnership, Wal-Mart Stores, Inc., a Delaware Corporation, Wal-Mart Louisiana, LLC, a Delaware limited liability company, Wal-Mart Stores Texas, LLC, a Texas limited partnership, and Wal-Mart Stores Arkansas, LLC, an Arkansas Limited Liability Company (collectively "Walmart"). Among other items, this amendment provides that the Company will delay lease payments due to Walmart on June 10, 2012 and July 10, 2012 until December 10, 2012 and, subject to the Company's satisfaction of certain conditions and covenants, lease payments due to Walmart on June 10, 2013 and July 10, 2013 until December 10, 2013. The Company will pay interest on the delayed payments at a rate of 9% annually.

Effective May 18, 2012, as executed on June 4, 2012, the Company entered into the 2nd Amendment to the License Agreement dated as of January 1, 2009, as amended, by and between Consumer Programs Incorporated, a subsidiary of Company, and Sears, Roebuck and Co., a New York corporation and CPI Corp.. Among other items, this amendment provides that the Company will delay payment of certain fees related to the reduction of store hours for the first, second and third quarters of 2012 until December 5, 2012. The Company will pay interest on the delayed payments at a rate of 1% per month. In connection with this amendment, the Company also entered into a letter agreement with Sears on June 5, 2012 that transfered 200,000 shares of the common stock of the Company to Sears in a private placement.

Asset Impairment
As a result of the Second Amendment (see Note 2), the Company made the determination to consider an offer from a third-party for the purchase of the Matthews, North Carolina property (see Note 4) for a purchase price of approximately $2.5 million, which would result in an impairment loss of approximately $450,000 during the second quarter of fiscal 2012.

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

EXECUTIVE OVERVIEW

The Company’s Operations

CPI Corp. is a long-standing leader, based on sittings, number of locations and related revenues, in the professional portrait photography of young children, individuals and families.  From a single studio opened by our predecessor company in 1942, we have grown to 2,583 studios throughout the U.S., Canada, Mexico and Puerto Rico, principally under lease and license agreements with Walmart and license agreements with Sears and Toys “R” Us.  CPI is the sole operator of portrait studios in Walmart stores and supercenters in all 50 states in the U.S., Canada, Mexico and Puerto Rico, as well as Babies “R” Us stores in the U.S.  The Company has provided professional portrait photography for Sears’ customers since 1959 and has been the only Sears portrait studio operator since 1986.

Additionally, in connection with the Bella Pictures® Acquisition in fiscal year 2010, the Company now offers customers high-quality wedding photography and videography services and products in most major U.S. markets through a national network of certified photographers and videographers.

Management has determined the Company operates as a single reporting segment offering similar products and services in all locations.

As of the end of the first quarter in fiscal years 2012 and 2011, the Company’s studio counts were:

	April 28, 2012	April 30, 2011
Within Walmart stores:
United States and Puerto Rico	1,191	1,535
Canada	251	259
Mexico	105	108

Within Sears stores:
United States and Puerto Rico	812	854
Canada	110	110

Within Babies "R" Us stores in the United States	44	150

Locations not within above host stores	70	52

Total	2,583	3,068

As of April 28, 2012, locations not within Walmart, Sears or Babies “R” Us stores include 9 free-standing SPS studio locations, 21 Kiddie Kandids® mall locations, 21 Shooting Star locations (located within Buy Buy Baby stores) and 19 Portrait Gallery locations.

In the first quarter of fiscal year 2012, the Company closed 349, 5 and 125 underperforming PMPS, SPS and KKPS studios, respectively. The determination to close the PMPS studio locations, 4 of the SPS studios (free-standing) and 22 of the KKPS studio locations was the result of an in-depth analysis by the Company of its portfolio in an effort to focus resources in a manner that will improve short-term cash flows. The decision to close the additional 103 KKPS studio locations was the result of certain minimum sales requirements not being met as stipulated by the host agreement with Toys "R" Us. As a result of the closings, the Company incurred $2.3 million in total exit costs in the first fiscal quarter of 2012, which are recorded in the Other charges and impairments line in the Interim Consolidated Statement of Operations for the 12 weeks ended April 28, 2012.

A roll-forward of the Company's studio count activity during the first fiscal quarter of 2012 is as follows:

	PMPS	SPS	KKPS	Other	Total

Studio Count as of February 4, 2012	1,895	936	190	37	3,058
Closures	(349)	(5)	(125)	—	(479)
Openings	1	—	—	3	4

Studio Count as of April 28, 2012	1,547	931	65	40	2,583

Going Concern

The Company's interim consolidated financial statements have been prepared assuming that it will continue as a going concern; however, the conditions noted below raise substantial doubt about the Company's ability to do so. The interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of and classification of liabilities that may result should the Company be unable to continue as a going concern.

Liquidity

The Company's primary sources of liquidity have historically been cash flows from operations and the borrowing capacity available under its Credit Agreement. Its business is highly seasonal, with significant operating cash flow historically being generated in the fiscal fourth quarter. Liquidity is needed to satisfy the Company's operating cash flow needs, to meet debt service obligations as they come due under the Credit Agreement, and to provide for any necessary capital maintenance spending to support operations.

As a result of profit shortfalls in the third quarter of fiscal 2011, and noncompliance with the leverage ratio covenant at the end of the third quarter of fiscal 2011, we entered into an Amendment to the Credit Agreement on December 16, 2011 (the "First Amendment"), which suspended the leverage ratio test for the quarter ended November 12, 2011; reduced the revolving commitment from $105 million to $90 million; and suspended dividend and other restricted payments, including share repurchases.

The reduction in available borrowing capacity resulting from the First Amendment, coupled with a significant reduction in earnings and operating cash flow, has resulted in significant liquidity challenges for the Company. The Company incurred a net loss of $4.6 million for the 12 weeks ended April 28, 2012, and used $3.6 million of cash for operations. As of April 28, 2012, the Company's current liabilities of $117.9 million (including $76.1 million due under its Credit Agreement) exceeded current assets of $21.9 million, and there was a total stockholders' deficit of $63.3 million. As of April 28, 2012 and February 4, 2012, the Company was not in compliance with several covenants under the Credit Agreement.

Since late in fiscal 2011, the Company has been in active discussions with its lenders to obtain a short-term covenant compliance waiver to cure its existing defaults. On May 23, 2012, the Company entered into a forbearance agreement with its lenders that, among other items, suspended the lenders rights and remedies under the Credit Agreement through July 21, 2012. Based on the Company's default status under the Credit Agreement, the lenders had the right to provide the Company with notice to call the loan. Under the forbearance agreement, that right was relinquished until July 21, 2012 and certain restrictions were placed on the Company during the forbearance period. On June 6, 2012, the Company entered into the Second Amendment to the Credit Agreement (the “Second Amendment”), which waived the existing defaults and terminated the forbearance period.

The Second Amendment provides for revolving commitment limits of $90 million on June 6, 2012, $94.0 million on June 12, 2012, $95.0 million on July 22, 2012, $94.0 million on September 15, 2012, $90.0 million on November 10, 2012 and $85.0 million on December 11, 2012 and thereafter, subject to the Company's satisfaction of certain conditions and covenants. The Credit Agreement, as amended by the Second Amendment, now matures on December 31, 2012 and bears interest at an annual base rate of 3.25% payable in cash on a monthly basis. Additionally, under the Second Amendment, all outstanding revolving loans (including both base-rate loans and LIBOR loans) and all outstanding accumulated and unpaid interest other than the 3.25% cash interest are now defined as Payment in Kind ("PIK") Obligations and accrue interest at a rate of fourteen percent (14%) per annum (“PIK interest”). This PIK interest accrues monthly and is due and payable in full, in cash upon termination of the Credit Agreement. Fifteen business days after the quarters ending July 21, 2012 and November 10, 2012, the amount by which adjusted EBITDA exceeds ($4.8) million and $1.4 million, respectively, shall be paid in cash to reduce the PIK Obligation. At the end of each week, any cash amounts exceeding $5.0 million must be paid to reduce the revolving loans under the Credit Agreement within two (2) business days. In connection with the Second Amendment, the Company is required to pay to the lenders an amendment fee of $1.8 million, which is payable at maturity.

Other terms of the Second Amendment include, but are not limited to:

•
The Company granted the lenders warrants to purchase an aggregate amount equal to 19.9% of the common stock of the Company, calculated on a fully-diluted basis at the time of exercise. See further discussion in Note 12 of the Notes to Interim Consolidated Financial Statements.

•	The Company is required to engage a Chief Restructuring Officer (“CRO”) acceptable to the lenders.

•	The Company is required to provide financial statements for each 4-week period, weekly 13-week cash flow statements and weekly compliance certificates to the lenders.

•
The Company is required to engage an Investment Bank acceptable to the lenders to solicit offers to purchase the Company, and/or the debt outstanding under the Credit Agreement, with a targeted close of December 31, 2012. The Company will also use these resources to explore means of alternative financing. The Second Amendment requires management to develop a plan for an orderly liquidation in the event the Company is unable to execute restructuring alternatives that are acceptable to the lenders.

•
In connection with the Second Amendment, the Company executed amendments to its host agreements with Walmart and Sears. See further discussion in Note 12 of the Notes to Interim Consolidated Financial Statements.

•	The financial covenants included in the Credit Agreement were replaced with:

◦	Minimum Period Cumulative EBITDAR - assigned for each 4 week period for periods five through 11, which totals $5.2 million;

◦
Minimum Weekly Cumulative Gross Sales Revenue - gross sales related to the Sears and Walmart contracts are established on a weekly basis and total $169.8 million for the period May 27, 2012 through January 5, 2013;

◦	Minimum Weekly Cash - not permitted to be less than $2.3 million for any calendar week.

•
The Company is required to sell properties in Matthews, North Carolina and St. Louis, Missouri, with net carrying amounts of $2.74 million and $2.69 million respectively at April 28, 2012, prior to September 15, 2012. The processing facility in Charlotte, North Carolina, with a net carrying amount of $2.88 million at April 28, 2012, is required to be marketed for sale. Proceeds from these sales shall be applied to pay down the revolving loans with net proceeds obtained from the sale of the Charlotte, North Carolina facility permanently reducing the borrowing commitment levels. Additionally, the Company is required to transition all of the processing activities currently in Charlotte, North Carolina to the processing facility in St. Louis, Missouri by August 30, 2012.

Should the Company not be able to sell its business by December 31, 2012, in accordance with the Second Amendment, it could be forced to seek additional financing, which may not be available, curtail its business operations and/or reorganize its capital structure, or be forced into bankruptcy. An orderly liquidation may also be required under the Second Amendment, which could result in the wind down of all or part of the Company's operations. The outcome of restructuring and sale initiatives required by the Credit Agreement is uncertain and an unfavorable outcome would have a detrimental impact on the business.

The amounts owed under the Credit Agreement are due December 31, 2012. If the Company is not able to refinance its indebtedness at that time, the Company may then need to curtail its business operations, liquidate or be forced into bankruptcy.

RESULTS OF OPERATIONS

A summary of consolidated results of operations and key statistics follows:

	12 Weeks Ended
in thousands, except share and per share data	April 28, 2012	April 30, 2011
	(Unaudited)	(Unaudited)
Net sales	$70,319	$88,638

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	5,441	6,408
Selling, general and administrative expenses	61,949	73,534
Depreciation and amortization	2,219	4,016
Other charges and impairments	4,090	3,177
	73,699	87,135

(Loss) income from operations	(3,380)	1,503

Interest expense, net	775	625
Other (expense) income, net	(149)	89
(Loss) income from operations before income tax expense	(4,304)	967

Income tax expense	388	305

Net (loss) income	(4,692)	662
Net loss attributable to noncontrolling interest	(48)	(85)

NET (LOSS) INCOME ATTRIBUTABLE TO CPI CORP.	$(4,644)	$747

NET (LOSS) INCOME PER COMMON SHARE

Net (loss) income per common share attributable to CPI Corp. - diluted	$(0.66)	$0.11

Weighted average number of common and common equivalent shares outstanding-diluted	7,014,312	6,998,340

12 weeks ended April 28, 2012 compared to 12 weeks ended April 30, 2011

The Company reported a net (loss) income of ($4.6) million and $0.7 million, or ($0.66) and $0.11 per diluted share, for the first quarters ended April 28, 2012, and April 30, 2011, respectively.  Earnings in the period were significantly affected by comparable store sales declines and certain other charges.  Foreign currency translation effects did not have a material impact on the Company’s net earnings in the first quarter of 2012.

Net sales totaled $70.3 million and $88.6 million in the first quarters of fiscal 2012 and 2011, respectively.

•
Net sales for the first quarter of fiscal 2012 decreased $18.3 million, or 21%, to $70.3 million from the $88.6 million reported in the fiscal 2011 first quarter.  Net sales for the 2012 first quarter were negatively impacted by net studio closings ($5.4 million) and other items ($151,000), offset in part by a net revenue recognition change ($2.9 million).  Excluding the above impacts, comparable same-store sales in the quarter decreased approximately 19%.

Net sales from the Company’s PictureMe Portrait Studio® (PMPS) brand, on a comparable same-store basis, excluding impacts of net revenue recognition change, studio closures and other items totaling $2.7 million, decreased 19% in the first quarter of 2012 to $35.4 million from $43.7 million in the first quarter of 2011.  The decrease in PMPS sales for the first quarter was the result of a 14% decrease in the number of sittings and a 6% decrease in the average sale per customer sitting.

Net sales from the Company’s Sears Portrait Studio (SPS) brand, on a comparable same-store basis, excluding impacts of net revenue recognition change, studio closures and other items totaling $2,000, decreased 20% in the first quarter of 2012 to $26.9 million from $33.7 million in the first quarter of 2011.  The decrease in SPS sales for the first quarter was the result of a 9% decline in the average sale per customer sitting and a 13% decline in the number of sittings.

Net sales from the Company’s Kiddie Kandids® (KK) studio operations, on a comparable same-store basis, excluding impacts of net revenue recognition change, studio closures and other items totaling $377,000, decreased 17% in the first quarter of 2012 to $2.6 million from $3.1 million in the first quarter of 2011.  The decrease in KK sales for the first quarter was the result of a 19% decline in the average sale per customer sitting, offset in part by a 2% increase in the number of sittings.

The Bella Pictures® operations contributed approximately $760,000 in net sales in the first quarter of 2012, down 17% from net sales of $910,000 in the first quarter of 2011.

Costs and expenses were $73.7 million in the first quarter of 2012, compared with $87.1 million in the comparable prior-year period.

•
Cost of sales, excluding depreciation and amortization expense, decreased to $5.4 million in the first quarter of 2012, from $6.4 million in the first quarter of 2011 primarily due to lower overall production levels, offset in part by decreases in silver recovery receipts.

•
Selling, general and administrative (SG&A) expense declined to $61.9 million in the first quarter of 2012, from $73.5 million in the first quarter of 2011, primarily due to net reductions in studio, field and corporate employment costs, lower host commission expense due to lower sales levels, reduced advertising expenses and lower employee insurance and benefit costs.

•
Depreciation and amortization expense was $2.2 million in the first quarter of 2012, compared with $4.0 million in the first quarter of 2011.  Expense decreased in 2012 primarily as a result of significant impairment charges recognized during the fourth quarter of fiscal year 2011, which resulted in lowering or eliminating the depreciable base on many of the Company's long-lived assets.

•
In the first quarter of 2012, the Company recognized charges of $4.1 million in other charges and impairments, compared with $3.2 million in the first quarter of 2011.  The current-quarter charges primarily relate to studio closure costs, severance and costs incurred in connection with the debt renegotiation.  The prior-year charges primarily related to certain litigation costs, severance and costs incurred in connection with the Bella Pictures® Acquisition.

Net interest expense increased to $775,000 in the first quarter of 2012, from $625,000 in the first quarter of fiscal 2011, primarily as the result of higher average borrowings.

Income tax expense was $388,000 and $305,000 in the first quarters of 2012 and 2011, respectively.  The resulting effective tax rates were (9)% and 32% in 2012 and 2011, respectively.  The change in the effective tax rate in 2012 was primarily due to the establishment of valuation allowances against the Company's deferred tax assets as of April 28, 2012 and the impact of current income taxes payable in certain foreign taxing jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of the Company’s cash flows for the first twelve weeks of 2012 and 2011:

	12 Weeks Ended
in thousands	April 28, 2012	April 30, 2011
	(Unaudited)	(Unaudited)
Net cash (used in) provided by:
Operating activities	$(3,633)	$2,158
Financing activities	2,070	694
Investing activities	(1,296)	(2,040)
Effect of exchange rate changes on cash	149	(44)

Net (decrease) increase in cash	$(2,710)	$768

Net Cash (Used In) Provided By Operating Activities

Net cash (used in) provided by operating activities was ($3.6) million and $2.2 million during the first twelve weeks of 2012 and 2011, respectively.  The change is primarily due to an increase in cash used as a result of the change in net operating (loss) income and the timing of payments related to changes in the various balance sheet accounts totaling approximately $8.9 million and increases in payments related to studio closures of $1.5 million. These increases are offset in part by reductions in payments related to taxes of $2.1 million, litigation of $1.5 million and employee commissions and bonuses of $1.0 million.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $2.1 million and $0.7 million in the first twelve weeks of 2012 and 2011, respectively.  In the first twelve weeks of 2012, activity was limited to net borrowings of $2.1 million. In the first twelve weeks of 2011, net borrowings of $4.0 million were offset by payments for cash dividends of $1.8 million, common stock repurchases of $1.1 million and other items of $0.4 million.

Net Cash Used In Investing Activities

Net cash used in investing activities was $1.3 million during the first twelve weeks of 2012 compared to $2.0 million during the first twelve weeks of 2011.  The net decrease in cash used was primarily attributable to a decrease in capital spend of $0.8 million due in part to fewer remodel expenditures in PMPS studios and lower purchases of certain hardware and software items.

Off-Balance Sheet Arrangements

Other than standby letters of credit primarily used to support the Company’s various large deductible insurance programs, the Company has no additional significant off-balance sheet arrangements.

Commitments and Contingencies

Standby Letters of Credit

As of April 28, 2012, the Company had standby letters of credit outstanding in the principal amount of $13.8 million primarily used in conjunction with the Company’s various large deductible insurance programs.

Liquidity

The Company's primary sources of liquidity have historically been cash flows from operations and the borrowing capacity available under its Credit Agreement. Its business is highly seasonal, with significant operating cash flow historically being generated in the fiscal fourth quarter. Liquidity is needed to satisfy the Company's operating cash flow needs, to meet debt service obligations as they come due under the Credit Agreement, and to provide for any necessary capital maintenance spending to support operations.

As a result of profit shortfalls in the third quarter of fiscal 2011, and noncompliance with the leverage ratio covenant at the end of the third quarter of fiscal 2011, we entered into the First Amendment to the Credit Agreement on December 16, 2011, which suspended the leverage ratio test for the quarter ended November 12, 2011; reduced the revolving commitment from $105 million to $90 million; and suspended dividend and other restricted payments, including share repurchases.

The reduction in available borrowing capacity resulting from the First Amendment, coupled with a significant reduction in earnings and operating cash flow, has resulted in significant liquidity challenges for the Company. The Company incurred a net loss of $4.6 million for the 12 weeks ended April 28, 2012, and used $3.6 million of cash for operations. As of April 28, 2012, the Company's current liabilities of $117.9 million (including $76.1 million due under its Credit Agreement) exceeded current assets of $21.9 million, and there was a total stockholders' deficit of $63.3 million. As of April 28, 2012 and February 4, 2012, the Company was not in compliance with several covenants under the Credit Agreement.

Prior to the amendments discussed below, the Credit Agreement required a leverage ratio (as defined, Total Funded Debt to EBITDA) not to exceed 2.50 to 1.00 and an interest coverage ratio (as defined, EBITDA minus capital expenditures to interest expense) that must exceed 3.00 to 1.00. As of April 28, 2012, the Company's calculated leverage and interest coverage ratios were 9.51 to 1.00 and 0.45 to 1.00, respectively; therefore, we were not in compliance with our financial covenants.

Since late in fiscal 2011, the Company has been in active discussions with its lenders to obtain a short-term covenant compliance waiver to cure its existing defaults. On May 23, 2012, the Company entered into a forbearance agreement with its lenders that, among other items, suspended the lenders rights and remedies under the Credit Agreement through July 21, 2012. Based on the Company's default status under the Credit Agreement, the lenders had the right to provide the Company with notice to call the loan. Under the forbearance agreement, that right was relinquished until July 21, 2012 and certain restrictions were placed on the Company during the forbearance period. On June 6, 2012, the Company entered into the Second Amendment, which waived the existing defaults and terminated the forbearance period.

The Second Amendment provides for revolving commitment limits of $90 million on June 6, 2012, $94.0 million on June 12, 2012, $95.0 million on July 22, 2012, $94.0 million on September 15, 2012, $90.0 million on November 10, 2012 and $85.0 million on December 11, 2012 and thereafter, subject to the Company's satisfaction of certain conditions and covenants. The Credit Agreement, as amended by the Second Amendment, now matures on December 31, 2012 and bears interest at an annual base rate of 3.25% payable in cash on a monthly basis. Additionally, under the Second Amendment, all outstanding revolving loans (including both base-rate loans and LIBOR loans) and all outstanding accumulated and unpaid interest other than the 3.25% cash interest are now defined as PIK Obligations and accrue interest at a rate of fourteen percent (14%) per annum (“PIK interest”). This PIK interest accrues monthly and is due and payable in full, in cash upon termination of the Credit Agreement. Fifteen business days after the quarters ending July 21, 2012 and November 10, 2012, the amount by which adjusted EBITDA exceeds ($4.8) million and $1.4 million, respectively, shall be paid in cash to reduce the PIK Obligation. At the end of each week, any cash amounts exceeding $5.0 million must be paid to reduce the revolving loans under the Credit Agreement within two (2) business days. In connection with the Second Amendment, the Company is required to pay to the lenders an amendment fee of $1.8 million, which is payable at maturity.

Other terms of the Second Amendment include, but are not limited to:

•
The Company granted the lenders warrants to purchase an aggregate amount equal to 19.9% of the common stock of the Company, calculated on a fully diluted basis at the time of exercise. See further discussion in Note 12 of the Notes to Interim Consolidated Financial Statements.

•	The Company is required to engage a CRO acceptable to the lenders.

•	The Company is required to provide financial statements for each 4-week period, weekly 13-week cash flow statements and weekly compliance certificates to the lenders.

•
The Company is required to engage an Investment Bank acceptable to the lenders to solicit offers to purchase the Company, and/or the debt outstanding under the Credit Agreement, with a targeted close of December 31, 2012. The Company will also use these resources to explore means of alternative financing. The Second Amendment requires management to develop a plan for an orderly liquidation in the event the Company is unable to execute restructuring alternatives that are acceptable to the lenders.

•
In connection with the Second Amendment, the Company executed amendments to its host agreements with Walmart and Sears. See further discussion in Note 12 of the Notes to Interim Consolidated Financial Statements.

•	The financial covenants included in the Credit Agreement were replaced with:

◦	Minimum Period Cumulative EBITDAR - assigned for each 4 week period for periods five through 11, which totals $5.2 million;

◦
Minimum Weekly Cumulative Gross Sales Revenue - gross sales related to the Sears and Walmart contracts are established on a weekly basis and total $169.8 million for the period May 27, 2012 through January 5, 2013;

◦	Minimum Weekly Cash - not permitted to be less than $2.3 million for any calendar week.

•	The Company is required to sell properties in Matthews, North Carolina and St. Louis, Missouri, with net carrying amounts of $2.74 million and $2.69 million respectively at April 28, 2012, prior to September 15, 2012. The processing facility in Charlotte, North Carolina, with a net carrying amount of $2.88 million at April 28, 2012, is required to be marketed for sale. Proceeds from these sales shall be applied to pay down the revolving loans with net proceeds obtained from the sale of the Charlotte, North Carolina facility permanently reducing the borrowing commitment levels. Additionally, the Company is required to transition all of the processing activities currently in Charlotte, North Carolina to the processing facility in St. Louis, Missouri by August 30, 2012.

As a result of the Second Amendment, the Company's debt is now due December 31, 2012. Accordingly, borrowings of $76.1 million under the revolving credit facility have been recorded as current liabilities as of April 28, 2012. Borrowings of $74.0 million were recorded as current liabilities as of February 4, 2012 due to non-compliance with the financial covenants.

Management is implementing plans to improve liquidity through improvements to results from operations, store closures, cost reductions and operational alternatives. However, there can be no assurance that we will be successful with our plans or that our future results of operations will improve. If sales trends do not improve, our available liquidity from cash flows from operations will be materially adversely affected. There can be no assurance that we will be able to improve cash flows from operations, or that we will be able to comply with the terms of the Second Amendment. Therefore, there can be no guarantee that our existing sources of cash and our future cash flows from operations will be adequate to meet our liquidity requirements, including cash requirements that are due under the Credit Agreement and that are needed to fund our business operations. If we are unable to address our liquidity shortfall or comply with the terms of our Credit Agreement, as amended, then our business and operating results would be materially adversely affected, and the Company may then need to curtail its business operations, reorganize its capital structure, or liquidate.

Should the Company not be able to sell its business by December 31, 2012, in accordance with the Second Amendment, it could be forced to seek additional financing, which may not be available, curtail its business operations and/or reorganize its capital structure, or be forced into bankruptcy. An orderly liquidation may also be required under the Second Amendment, which could result in the wind down of all or part of the Company's operations. The outcome of restructuring and sale initiatives required by the Credit Agreement is uncertain and an unfavorable outcome would have a detrimental impact on the business. The amounts owed under the Credit Agreement are due December 31, 2012. If the Company is not able to refinance its indebtedness at that time, the Company may then need to curtail its business operations, liquidate or be forced into bankruptcy.

The Company's interim consolidated financial statements have been prepared assuming that it will continue as a going concern; however, the conditions noted above raise substantial doubt about the Company's ability to do so. The interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of and classification of liabilities that may result should the Company be unable to continue as a going concern.

ACCOUNTING PRONOUNCEMENTS AND POLICIES

New Accounting Standards

In December 2011, the FASB issued ASU No. 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income" ("ASU No. 2011-05")" ("ASU No. 2011-12"). ASU 2011-05 was issued by the FASB in June 2011 and requires entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-12 amended ASU 2011-05 as to how, when and where reclassification adjustments are presented. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The amendments in ASU 2011-12 and ASU 2011-05 were both effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted the applicable requirements of ASU No. 2011-12 and ASU 2011-05 on February 6, 2011. See the Interim Consolidated Statements of Comprehensive (Loss) Income presented in this report.

In September 2011, the FASB issued ASU No. 2011-08, "Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment" ("ASU No. 2011-08"). ASU No. 2011-08 allows an entity to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted the applicable requirements of ASU No. 2011-08 on February 5, 2012, and there was no effect to the Company's financial statements.

In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" ("ASU No. 2011-04"). ASU No. 2011-04 provides guidance about fair value measurement and disclosure requirements. ASU No. 2011-04 does not extend the use of fair value but, rather, provides guidance as to how fair value should be applied where it is already required under U.S. GAAP or permitted under International Financial Reporting Standards ("IFRS"). For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS. ASU No. 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The Company adopted the applicable requirements of ASU No. 2011-04 on February 5, 2012, and there was no material effect to the Company's financial statements.

Application of Critical Accounting Policies

The application of certain of the accounting policies utilized by the Company requires significant judgments or a complex estimation process that can affect the results of operations and financial position of the Company, as well as the related footnote disclosures.  The Company bases its estimates on historical experience and other assumptions that it believes are reasonable.  If actual amounts are ultimately different from previous estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known.  The Company’s critical accounting policies are discussed in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section in the Company’s 2011 Annual Report on Form 10-K, and below.

Long-Lived Asset Recoverability

In accordance with ASC Topic 360, “Property, Plant and Equipment” (“ASC Topic 360”) long-lived assets, primarily property and equipment, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  The impairment tests, as prescribed under ASC Topic 360, are a two-step process.  If the carrying value of the asset exceeds the expected future cash flows (undiscounted and without interest) from the asset, impairment is indicated.  The impairment loss recognized is the excess of the carrying value of the asset over its fair value.  As of April 28, 2012, no impairment was indicated.

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

The Company performs its annual goodwill impairment test at the end of its second quarter, or more frequently if circumstances indicate the potential for impairment. As of April 28, 2012, the Company has goodwill recorded of approximately $9.8 million, which relates to one goodwill reporting unit - PMPS. At the end of our 2012 first fiscal quarter, the Company considered possible impairment triggering events since the February 4, 2012 interim impairment test date, as described in the Company's 2011 Annual Report on Form 10-K. Key items of consideration included the Company's market capitalization relative to the carrying value of its net assets, estimates of future cash flows, the most significant assumption being the Company's expectation of future PMPS studio sales levels, and other relevant factors, and concluded that no goodwill impairment was indicated at that date, and consequently its PMPS goodwill reporting unit is currently not at risk of failing the step-one impairment test. However, if market conditions at the studio or host store levels continue to deteriorate, which would result in lower than expected PMPS studio sales, or if there are significant changes in the Company's circumstances (see Note 2 in the Notes to Interim Consolidated Financial Statements), or in our projections of future cash flows, it is possible that the Company would be required to further write-down its goodwill and record a non-cash impairment charge, which could be significant, and would adversely affect the Company’s financial position and results of operations. We will continue to monitor the recoverability of the carrying value of these assets.

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

As of April 28, 2012, the Company evaluated whether an impairment of its intangible assets had occurred in consideration of projected cash flow data, as well as other relevant factors, and concluded that no impairment was indicated at that date.  However, if market conditions at the studio or host store levels continue to deteriorate, which would result in lower than expected PMPS studio sales, or if there are changes in the Company's circumstances (see Note 2 in the Notes to Interim Consolidated Financial Statements), or in our projections of future cash flows, it is possible that the Company would be required to further write-down its intangible assets and record a non-cash impairment charge, which could be significant, and would adversely affect the Company’s financial position and results of operations. We will continue to monitor the recoverability of the carrying value of these assets.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties.  The Company identifies forward-looking statements by using words such as “preliminary,” “plan,” “expect,” “looking ahead,” “anticipate,” “estimate,” “believe,” “should,” “intend” and other similar expressions.  Management wishes to caution the reader that these forward-looking statements, such as the Company’s outlook with respect to its significant liquidity challenges and ability to continue as a going concern, the integration of the Bella Pictures® business, portrait studios, net income, future cash requirements, cost savings, compliance with debt covenants, valuation allowances, reserves for charges and impairments, capital expenditures and other similar statements, are only predictions or expectations; actual events or results may differ materially as a result of risks facing the Company.

Such risks include, but are not limited to: the Company's ability to operate as a going concern, the Company's ability to refinance its indebtedness prior to the expiration of its Credit Agreement, the Company's need for additional liquidity, the Company's dependence on Walmart, Sears and Toys “R” Us, the approval of the Company’s business practices and operations by Walmart, Sears and Toys “R” Us, the termination, breach, limitation or increase of the Company's expenses by Walmart under the lease and license agreements and Sears and Toys “R” Us under the license agreements, the Company's ability to comply with its debt covenants under its Credit Agreement, as amended by the Second Amendment, restrictions on the Company’s business imposed by agreements governing its debt, the Company's ability to generate sufficient cash flow or raise additional capital to cover its operating expenses, the inability of the Company to pay dividends, the integration of the Bella Pictures® operations into the Company and the continued development and operation of the Bella Pictures® business, customer demand for the Company's products and services, the development and operation of the Kiddie Kandids® business, the economic recession and resulting decrease in consumer spending, manufacturing interruptions, dependence on certain suppliers, competition, dependence on key personnel, fluctuations in operating results, a significant increase in piracy of the Company's photographs, widespread equipment failure, implementation of marketing and operating strategies, outcome of litigation and other claims, impact of declines in global equity markets to the pension plan, impact of foreign currency translation and the limited trading market of our stock and other risks as may be described in the Company’s filings with the Securities and Exchange Commission, including its Form 10-K for the fiscal year ended February 4, 2012, as originally filed on May 7, 2012.

The risks described above do not include events that the Company does not currently anticipate or that it currently deems immaterial, which may also affect its results of operations and financial condition.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” included in the Company’s 2011 Annual Report on Form 10-K for the fiscal year ended February 4, 2012, as originally filed on May 7, 2012, with the Securities and Exchange Commission, and in Item 1A in Part II below.  The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates and foreign exchange rates.

At April 28, 2012, all of the Company’s debt obligations have floating interest rates.  The impact of a 1% change in interest rates affecting the Company’s debt would increase or decrease interest expense by approximately $761,000.

The Company’s net assets, net earnings and cash flows from its Canadian and Mexican operations are based on the U.S. dollar equivalent of such amounts measured in the respective country’s functional currency.  Assets and liabilities are translated to U.S. dollars using the applicable exchange rates as of the end of a reporting period.  Revenues, expenses and cash flows are translated using the average exchange rate during each period.  The Company’s Canadian operations constitute 15% of the Company’s total assets and 16% of the Company’s total sales as of and for the 12 weeks ended April 28, 2012.  A hypothetical 10% unfavorable change in the Canadian-to-U.S. dollar exchange rate would cause an approximate $1.4 million decrease to the Company’s net asset balance and could materially adversely affect its revenues, expenses and cash flows.  The Company’s exposure to changes in foreign exchange rates relative to the Mexican operations is minimal, as Mexican operations constitute only 3% of the Company’s total assets and 2% of the Company’s total sales as of and for the 12 weeks ended April 28, 2012.

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

Under the supervision of and with the participation of management, including the Interim Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of April 28, 2012.  Based on this evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 28, 2012.

b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended April 28, 2012, which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 of the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Items 1, 2, 3 and 4 are inapplicable and have been omitted.

Item 1A. Risk Factors

In addition to the other information set forth in this report and the risk factors set forth below, you should carefully consider the factors in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended February 4, 2012, as originally filed on May 7, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the fiscal year ended February 4, 2012, and below, do not include events that the Company does not currently anticipate or that it currently deems immaterial, which may also affect its results of operations and financial condition.

The Company may be unable to continue as a going concern.

As described in the risk factors below concerning liquidity and indebtedness as well as the sections entitled Going Concern and

Liquidity in Item 2, the combination of profit shortfalls, lack of adequate cash availability to support operational needs and uncertainty regarding the future of the Credit Agreement have created substantial doubt about the Company's ability to operate as a going concern. The Company's interim consolidated financial statements have been prepared assuming that it will continue as a going concern. The interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of and classification of liabilities that may result should the Company be unable to continue as a going concern.

Management is implementing plans to improve liquidity through improvements to results from operations, store closures, cost reductions and operational alternatives. However, there can be no assurance that we will be successful with our plans or that our future results of operations will improve. If sales trends do not improve, our available liquidity from cash flows from operations will be materially adversely affected. There can be no assurance that we will be able to improve cash flows from operations, or that we will be able to comply with the terms of the Second Amendment. Therefore, there can be no guarantee that our existing sources of cash and our future cash flows from operations will be adequate to meet our liquidity requirements, including cash requirements that are due under the Credit Agreement, as amended, and that are needed to fund our business operations. If we are unable to address our liquidity challenges, then our business and operating results would be materially adversely affected, and the Company may then need to curtail its business operations, reorganize its capital structure, or liquidate.

The Company's primary sources of liquidity are cash flows from operations, cash and cash equivalents and the borrowing capacity under the Company's revolving credit facility.

Our business is highly seasonal, with significant operating cash flow historically being generated in the fiscal fourth quarter. We currently face a liquidity shortfall due primarily to a significant reduction in our earnings and operating cash flow and our lack of committed and available borrowing capacity under our Credit Agreement.

The Company incurred a net loss of $4.6 million for the 12 weeks ended April 28, 2012, and used $3.6 million of cash for operations. As of April 28, 2012, the Company's current liabilities of $117.9 million (including $76.1 million due under its Credit Agreement) exceeded current assets of $21.9 million, and there was a total stockholders' deficit of $63.3 million. On December 21, 2011, in connection with obtaining a waiver of noncompliance with its leverage coverage ratio, the amount of availability under the Company's Credit Agreement was reduced from $105 million to $90 million. As of April 28, 2012 and February 4, 2012, the Company was not in compliance with several covenants under the Credit Agreement.

Prior to the amendments discussed below, the Credit Agreement required a leverage ratio (as defined, Total Funded Debt to EBITDA) not to exceed 2.50 to 1.00 and an interest coverage ratio (as defined, EBITDA minus capital expenditures to interest expense) that must exceed 3.00 to 1.00. As of April 28, 2012, the Company's calculated leverage and interest coverage ratios were 9.51 to 1.00 and 0.45 to 1.00, respectively; therefore, we were not in compliance with our financial covenants.

Since late in fiscal 2011, the Company has been in active discussions with its lenders to obtain a short-term covenant compliance waiver to cure its existing defaults. On May 23, 2012, the Company entered into a forbearance agreement with its lenders that, among other items, suspended the lenders rights and remedies under the Credit Agreement through July 21, 2012. Based on the Company's default status under the Credit Agreement, the lenders had the right to provide the Company with notice to call the loan. Under the forbearance agreement, that right was relinquished until July 21, 2012 and certain restrictions were placed on the Company during the forbearance period. On June 6, 2012, the Company entered into the Second Amendment to the Credit Agreement (the “Second Amendment”), which waived the existing defaults and terminated the forbearance period.

The Second Amendment provides for revolving commitment limits of $90 million on June 6, 2012, $94.0 million on June 12, 2012, $95.0 million on July 22, 2012, $94.0 million on September 15, 2012, $90.0 million on November 10, 2012 and $85.0 million on December 11, 2012 and thereafter, subject to the Company's satisfaction of certain conditions and covenants. The Credit Agreement, as amended by the Second Amendment, now matures on December 31, 2012 and bears interest at an annual base rate of 3.25% payable in cash on a monthly basis. Additionally, under the Second Amendment, all outstanding revolving loans (including both base-rate loans and LIBOR loans) and all outstanding accumulated and unpaid interest other than the 3.25% cash interest are now defined as Payment in Kind ("PIK") Obligations and accrue interest at a rate of fourteen percent (14%) per annum (“PIK interest”). This PIK interest accrues monthly and is due and payable in full, in cash upon termination of the Credit Agreement. Fifteen business days after the quarters ending July 21, 2012 and November 10, 2012, the amount by which adjusted EBITDA (as defined, net earnings from continuing operations before interest expense, income taxes, depreciation and amortization and other non-cash charges) exceeds ($4.8) million and $1.4 million, respectively, shall be paid in cash to reduce the PIK Obligation. At the end of each week, any cash amounts exceeding $5.0 million must be paid to reduce the revolving loans under the Credit Agreement within two (2) business days. In connection with the Second Amendment, the Company is required to pay to the lenders an amendment fee of $1.8 million, which is payable at maturity.

Other terms of the Second Amendment include, but are not limited to:

•
The Company granted the lenders warrants to purchase an aggregate amount equal to 19.9% of the common stock of the Company, calculated on a fully diluted basis at the time of exercise. See further discussion in Note 12 of the Notes to Interim Consolidated Financial Statements.

•	The Company is required to engage a Chief Restructuring Officer (“CRO”) acceptable to the lenders.

•	The Company is required to provide financial statements for each 4-week period, weekly 13-week cash flow statements and weekly compliance certificates to the lenders.

•
The Company is required to engage an Investment Bank acceptable to the lenders to solicit offers to purchase the Company, and/or the debt outstanding under the Credit Agreement, with a targeted close of December 31, 2012. The Company will also use these resources to explore means of alternative financing. The Second Amendment requires management to develop a plan for an orderly liquidation in the event the Company is unable to execute restructuring alternatives that are acceptable to the lenders.

•
In connection with the Second Amendment, the Company executed amendments to its host agreements with Walmart and Sears. See further discussion in Note 12 of the Notes to Interim Consolidated Financial Statements.

•	The financial covenants included in the Credit Agreement were replaced with:

◦	Minimum Period Cumulative EBITDAR - assigned for each 4 week period for periods five through 11, which totals $5.2 million;

◦
Minimum Weekly Cumulative Gross Sales Revenue - gross sales related to the Sears and Walmart contracts are established on a weekly basis and total $169.8 million for the period May 27, 2012 through January 5, 2013;

◦	Minimum Weekly Cash - not permitted to be less than $2.3 million for any calendar week.

•
The Company is required to sell properties in Matthews, North Carolina and St. Louis, Missouri, with net carrying amounts of $2.74 million and $2.69 million respectively at April 28, 2012, prior to September 15, 2012. The processing facility in Charlotte, North Carolina, with a net carrying amount of $2.88 million at April 28, 2012, is required to be marketed for sale. Proceeds from these sales shall be applied to pay down the revolving loans with net proceeds obtained from the sale of the Charlotte, North Carolina facility permanently reducing the borrowing commitment levels. Additionally, the Company is required to transition all of the processing activities currently in Charlotte, North Carolina to the processing facility in St. Louis, Missouri by August 30, 2012.

Management is implementing plans to improve liquidity through improvements to results from operations, store closures, cost reductions and operational alternatives. However, there can be no assurance that we will be successful with our plans or that our future results of operations will improve. If sales trends do not improve, our available liquidity from cash flows from operations will be materially adversely affected. There can be no assurance that we will be able to improve cash flows from operations, or that we will be able to comply with the terms of the Second Amendment. Therefore, there can be no guarantee that our existing sources of cash and our future cash flows from operations will be adequate to meet our liquidity requirements, including cash requirements that are due under the Credit Agreement, as amended, and that are needed to fund our business operations.

If we are unable to address our liquidity shortfall or comply with the terms of our Credit Agreement, as amended, then our business and operating results would be materially adversely affected, and the Company may then need to curtail its business operations, reorganize its capital structure, or liquidate. There can be no assurance that we will be able to refinance any of our indebtedness. If our debt is accelerated and we are unable to obtain other adequate financing, our existing assets are not sufficient to repay our debts in full.

We are currently subject to a Second Amendment to the Credit Agreement, which requires the Company to actively market the business for sale and to create an orderly liquidation plan in case a sale does not transpire. The Credit Agreement expires on December 31, 2012.

Should the Company not be able to sell its business by December 31, 2012, in accordance with the Second Amendment, it could be forced to seek additional financing, which may not be available, curtail its business operations and/or reorganize its capital structure, or be forced into bankruptcy. An orderly liquidation may also be required under the Second Amendment, which could result in the wind down of all or part of the Company's operations. The outcome of restructuring and sale initiatives required by the Credit Agreement is uncertain and an unfavorable outcome would have a detrimental impact on the business.

The amounts owed under the Credit Agreement are due December 31, 2012. If the Company is not able to refinance its indebtedness at that time, the Company may then need to curtail its business operations, liquidate or be forced into bankruptcy.

If we are required to close additional studios, our financial position may be materially adversely affected.

In the first quarter of fiscal year 2012, the Company closed 349, 5 and 125 underperforming PMPS, SPS and KKPS studios, respectively. The determination to close the PMPS studio locations, 4 of the SPS studios (free-standing) and 22 of the KKPS studio locations was the result of an in-depth analysis by the Company of its portfolio in an effort to focus resources in a manner that will improve short-term cash flows. The decision to close the additional 103 KKPS studio locations was the result of certain minimum sales requirements not being met as stipulated by the host agreement with Toys "R" Us. If the Company's operating results from its KKPS stores do not improve, the Company may be required to close additional KKPS studios pursuant to its agreement with Toys "R" Us.

If our studio sales trends do not improve or if our hosts close a significant number of stores that contain our portrait studios, we may be required to close additional studio locations in our host retail stores, which could materially adversely affect our business, operating results and cash flows.

Item 5. Other Information

(a)    Entry Into a Material Definitive Agreement.

Second Amendment to the Credit Agreement

On June 6, 2012, the Company entered into the Second Amendment to the Credit Agreement (the “Second Amendment”). The Second Amendment provides for revolving commitment limits of $90 million on June 6, 2012, $94.0 million on June 12, 2012, $95.0 million on July 22, 2012, $94.0 million on September 15, 2012, $90.0 million on November 10, 2012 and $85.0 million on December 11, 2012 and thereafter, subject to the Company's satisfaction of certain conditions and covenants. The Credit Agreement, as amended by the Second Amendment, now matures on December 31, 2012 and bears interest at an annual base rate of 3.25% payable in cash on a monthly basis. Additionally, under the Second Amendment, all outstanding revolving loans (including both base-rate loans and LIBOR loans) and all outstanding accumulated and unpaid interest other than the 3.25% cash interest are now defined as Payment in Kind ("PIK") Obligations and accrue interest at a rate of fourteen percent (14%) per annum (“PIK interest”). This PIK interest accrues monthly and is due and payable in full, in cash upon termination of the Credit Agreement. Fifteen business days after the quarters ending July 21, 2012 and November 10, 2012, the amount by which adjusted EBITDA (as defined, net earnings from continuing operations before interest expense, income taxes, depreciation and amortization and other non-cash charges) exceeds ($4.8) million and $1.4 million, respectively, shall be paid in cash to reduce the PIK Obligation. At the end of each week, any cash amounts exceeding $5.0 million must be paid to reduce the revolving loans under the Credit Agreement within two (2) business days. In connection with the Second Amendment, the Company is required to pay to the lenders an amendment fee of $1.8 million, which is payable at maturity.

Other terms of the Second Amendment include, but are not limited to:

•
The Company granted the lenders warrants to purchase an aggregate amount equal to 19.9% of the common stock of the Company, calculated on a fully diluted basis at the time of exercise. See further discussion under "Unregistered Sales of Equity Securities" below.

•	The Company is required to engage a Chief Restructuring Officer (“CRO”) acceptable to the lenders.

•	The Company is required to provide financial statements for each 4-week period, weekly 13-week cash flow statements and weekly compliance certificates to the lenders.

•
The Company is required to engage an Investment Bank acceptable to the lenders to solicit offers to purchase the Company, and/or the debt outstanding under the Credit Agreement, with a targeted close of December 31, 2012. The Company will also use these resources to explore means of alternative financing. The Second Amendment requires management to develop a plan for an orderly liquidation in the event the Company is unable to execute restructuring alternatives that are acceptable to the lenders.

•	In connection with the Second Amendment, the Company executed amendments to its host agreements with Walmart and Sears. See further discussion below under "Host Agreement Amendments".

•	The financial covenants included in the Credit Agreement were replaced with:

◦	Minimum Period Cumulative EBITDAR - assigned for each 4 week period for periods five through 11, which totals $5.2 million;

◦
Minimum Weekly Cumulative Gross Sales Revenue - gross sales related to the Sears and Walmart contracts are established on a weekly basis and total $169.8 million for the period May 27, 2012 through January 5, 2013;

◦	Minimum Weekly Cash - not permitted to be less than $2.3 million for any calendar week.

•
The Company is required to sell properties in Matthews, North Carolina and St. Louis, Missouri, with net carrying amounts of $2.74 million and $2.69 million respectively at April 28, 2012, prior to September 15, 2012. The processing facility in Charlotte, North Carolina, with a net carrying amount of $2.88 million at April 28, 2012, is required to be marketed for sale. Proceeds from these sales shall be applied to pay down the revolving loans with net proceeds obtained from the sale of the Charlotte, North Carolina facility permanently reducing the borrowing commitment levels. Additionally, the Company is required to transition all of the processing activities currently in Charlotte, North Carolina to the processing facility in St. Louis, Missouri by August 30, 2012.

As a result of the Second Amendment, the Company's debt is now due December 31, 2012. Accordingly, borrowings of $76.1 million under the revolving credit facility have been recorded as current liabilities as of April 28, 2012. Borrowings of $74.0 million were recorded as current liabilities as of February 4, 2012 due to non-compliance with several covenants.

Host Agreement Amendments
On May 31, 2012, the Company entered into the Eighth Amendment to the Master Lease Agreement, dated as of June 8, 2007, as amended, by and between the Company and Wal-Mart Stores East, LP, a Delaware limited partnership, Wal-Mart Stores, Inc., a Delaware Corporation, Wal-Mart Louisiana, LLC, a Delaware limited liability company, Wal-Mart Stores Texas, LLC, a Texas limited partnership, and Wal-Mart Stores Arkansas, LLC, an Arkansas Limited Liability Company (collectively "Walmart"). Among other items, this amendment provides that the Company will delay lease payments due to Walmart on June 10, 2012 and July 10, 2012 until December 10, 2012 and, subject to the Company's satisfaction of certain conditions and covenants, lease payments due to Walmart on June 10, 2013 and July 10, 2013 until December 10, 2013. The Company will pay interest on the delayed payments at a rate of 9% annually.

Effective May 18, 2012, as executed on June 4, 2012, the Company entered into the 2nd Amendment to the License Agreement dated as of January 1, 2009, as amended, by and between Consumer Programs Incorporated, a subsidiary of Company, and Sears, Roebuck and Co., a New York corporation and CPI Corp., filed as Exhibit 10.51 to this Form 10-Q. Among other items, this amendment provides that the Company will delay payment of certain fees related to the reduction of store hours for the first, second and third quarters of 2012 until December 5, 2012. The Company will pay interest on the delayed payments at a rate of 1% per month. Additionally, the amendment arranges for the Company to issue 200,000 shares of common stock to Sears. See further discussion under "Unregistered Sales of Equity Securities" below.

(b)    Unregistered Sales of Equity Securities.

Issuance of Warrants
In connection with the Second Amendment to the Credit Agreement, the Company granted the lenders warrants to purchase an aggregate amount equal to 19.9% of the shares of common stock of the Company, calculated on a fully-diluted basis at the time of exercise. In effect, the lenders shall have the right to purchase 19.9% of the common stock of the Company, as determined on the exercise date, until the warrants are exercised in full.

The exercise price of the each warrant is $0.40 per share and may be exercised at any time through June 6, 2018. Warrants are not exercisable to the extent (but only to the extent) that the warrant holder or any of its affiliates would beneficially own in excess of 4.99% of the common stock, unless the warrant holder provides sixty (60) days' prior written notice to the Company.

Under the terms of the warrants, except for certain transactions, should the Company enter into any of the following transactions, any successor entity must assume all obligations of the Company under the warrant agreement (each a "Fundamental Transaction"):

•	consolidate or merge with or into any other person; or

•	dispose of all or substantially all of its respective properties or assets to any other person; or

•	allow any other Person to make a purchase, tender or exchange offer that is accepted by the holders of more than 50% of the outstanding shares of voting stock of the Company; or

•
consummate a stock or share purchase agreement or other business combination with any other Person whereby such other Person acquires more than 50% of the outstanding shares of voting stock of the Company; or

•	reorganize, recapitalize or reclassify the common stock of the Company.

Notwithstanding the above, in connection with the closing of a Fundamental Transaction, the Company may require the holder to exercise its warrants immediately prior to the closing of said Fundamental Transaction. The warrants were issued to the lenders in the following allocations:

Lender	Percent of Common Stock Outstanding
Fifth Third Bank	4.7810%
Associated Bank, N.A.	3.7905%
Bank of America, N.A.	7.5810%
Private Bank and Trust Company	3.7905%

A copy of the form of warrant is attached as Exhibit 10.53 to this Form 10-Q.

Stock Issuance

On June 5, 2012, the Company entered into a letter agreement with Sears, Roebuck and Co., a New York corporation, under which the Company issued 200,000 shares of common stock of the Company to Sears pursuant to a nonpublic offering under Section 4(2) of the Securities Act of 1933, as amended. The letter agreement is filed as Exhibit 10.52 to this Form 10-Q.

Item 6. Exhibits

Exhibits:    An Exhibit index has been filed as part of this Report on Page E-1 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI CORP.
(Registrant)

By:          /s/Dale Heins
_____________________________________
Dale Heins
Executive Vice President, Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:           /s/Rose O'Brien
____________________________________
Rose O'Brien
Vice President, Corporate Controller
(Principal Accounting Officer)

Date: June 7, 2012

CPI CORP.
E-1
EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
10.50	Amendment No. 2 dated June 6, 2012, to the Credit Agreement dated as of August 30, 2010, as amended, among the Company and Bank of America, N.A., as administrative agent for the lenders.

10.51
2nd Amendment dated May 18, 2012 to the License Agreement dated as of January 1, 2009, as amended, by and between Consumer Programs Incorporated, a subsidiary of the Company, and Sears, Roebuck and Co., a New York corporation and CPI Corp. (Confidential treatment requested for portions of this document.)+

10.52	Letter agreement dated June 5, 2012 between the Company and Sears, Roebuck and Co., a New York corporation transferring shares of common stock of CPI Corp.

10.53	Form of Warrant executed by the Company on June 6, 2012 to purchase 19.9% of the shares of common stock of the Company, calculated on a fully-diluted basis at the time of exercise.

10.54
Amendment No. 8 dated May 31, 2012, to the Master Lease Agreement, dated as of June 8, 2007, as amended, by and between the Company and Wal-Mart Stores East, LP, a Delaware limited partnership, Wal-Mart Stores, Inc., a Delaware Corporation, Wal-Mart Louisiana, LLC, a Delaware limited liability company, and Wal-Mart Stores Texas, LLC, a Texas limited partnership, and Wal-Mart Stores Arkansas, LLC, an Arkansas Limited Liability Company, incorporated herein by reference to CPI Corp's Form 8-K, Exhibit 10.1, filed June 6, 2012. (Confidential treatment requested for portions of this document.)+

10.55
Forbearance Agreement entered into on May 23, 2012, and effective as of May 24, 2012, by and among CPI Corp., certain subsidiaries of CPI Corp., Bank of America, N.A., as administrative agent for the various financial institution parties identified as lenders under the Credit Agreement dated as of August 30, 2010, as amended by that certain First Amendment to Credit Agreement dated December 16, 2011 by and among CPI Corp., Bank of America, N.A., the lenders thereto and certain subsidiaries of the Company, incorporated herein by reference to CPI Corp's Form 8-K, Exhibit 10.1, filed May 30, 2012.

10.56
Joinder Agreement dated as of May 23, 2012 by Bella Pictures Holdings, LLC and by Sandy Realty Holdings, LLC for the benefit of Bank of America, N.A., as the Administrative Agent, in connection with that certain Guaranty and Collateral Agreement dated as of August 30, 2010, among the Grantors party thereto and the Administrative Agent, incorporated herein by reference to CPI Corp's Form 8-K, Exhibit 10.2, filed May 30, 2012.

11.1	Computation of Per Common Share Loss - Diluted - for the 12 weeks ended April 28, 2012, and April 30, 2011.

11.2	Computation of Per Common Share Loss - Basic - for the 12 weeks ended April 28, 2012, and April 30, 2011.

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by the Chief Executive Officer.

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by the Chief Financial Officer.

32.0	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and the Chief Financial Officer.

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Schema Document

101.CAL^	XBRL Taxonomy Calculation Linkbase Document

101.DEF^	XBRL Taxonomy Definition Linkbase Document

101.LAB^	XBRL Taxonomy Label Linkbase Document

101.PRE^	XBRL Taxonomy Presentation Linkbase Document

^	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed "furnished" and "not filed".
+
Confidential treatment requested for portions of this document. Portions for which confidential treatment are requested are denoted by [***]. Material omitted has been filed separately with the Securities and Exchange Commission.