Form 10-Q
period 2012-07-21
CPI CORP
filed 2012-08-30
CIK 25354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 21, 2012                                                                                or

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

Large accelerated filer ☐     Non-accelerated filer ☐     Accelerated filer ☒     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐ Yes    ☒ No

As of August 24, 2012, 7,200,318 shares of the registrant’s common stock were outstanding.

CPI CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
24 WEEKS ENDED JULY 21, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CPI CORP.
Interim Consolidated Balance Sheets - Assets
(Unaudited)

in thousands	July 21, 2012	February 4, 2012

ASSETS
Current assets:
Cash and cash equivalents	$1,937	$8,524
Accounts receivable:
Trade	3,134	4,173
Other	469	443
Inventories	6,903	7,952
Prepaid expenses and other current assets	3,781	3,988
Refundable income taxes	42	255
Assets held for sale (Note 5)	3,875	—

Total current assets	20,141	25,335

Property and equipment:
Land	1,785	2,185
Buildings and building improvements	19,032	22,698
Leasehold improvements	3,993	4,022
Photographic, sales and manufacturing equipment	114,941	116,895
Property not in use (Note 5)	—	3,401
Total	139,751	149,201
Less accumulated depreciation and amortization	130,633	131,400
Property and equipment, net	9,118	17,801

Prepaid debt fees	1,904	1,112
Goodwill	—	9,772
Intangible assets, net	20,318	30,436
Deferred tax assets	1,968	1,362
Other assets	7,594	8,712

TOTAL ASSETS	$61,043	$94,530

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Balance Sheets – Liabilities and Stockholders’ Deficit
(Unaudited)

in thousands, except share and per share data	July 21, 2012	February 4, 2012

LIABILITIES
Current liabilities:
Current portion of long-term debt (Note 8)	$79,188	$74,000
Accounts payable	4,573	5,322
Accrued employment costs	5,817	6,622
Customer deposit liability	13,551	12,930
Sales taxes payable	2,952	2,788
Deferred income taxes	1,968	1,393
Accrued advertising expenses	625	1,318
Accrued expenses and other liabilities	15,519	12,131

Total current liabilities	124,193	116,504

Long-term debt, less current maturities (Note 8)	—	—
Accrued pension plan obligations	22,132	23,043
Other liabilities	13,314	13,796

Total liabilities	159,639	153,343

CONTINGENCIES (Note 13)

STOCKHOLDERS' DEFICIT
Preferred stock, no par value, 1,000,000 shares authorized; no shares outstanding	—	—
Preferred stock, Series A, no par value, 200,000 shares authorized; no shares outstanding	—	—
Common stock, $0.40 par value, 16,000,000 shares authorized; 9,097,361 and 9,134,956 shares outstanding at July 21, 2012 and February 4, 2012, respectively	3,639	3,654
Additional paid-in capital	32,122	31,892
Retained losses	(63,612)	(23,809)
Accumulated other comprehensive loss	(22,620)	(22,501)
	(50,471)	(10,764)
Treasury stock - at cost, 1,897,043 and 2,097,043 shares at July 21, 2012 and February 4, 2012, respectively	(47,848)	(47,900)

Total CPI Corp. stockholders' deficit	(98,319)	(58,664)
Noncontrolling interest in subsidiary	(277)	(149)

Total stockholders' deficit	(98,596)	(58,813)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$61,043	$94,530

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Statements of Operations
(Unaudited)

in thousands, except share and per share data	12 Weeks Ended		24 Weeks Ended
	July 21, 2012	July 23, 2011	July 21, 2012	July 23, 2011
Net sales	$53,440	$70,831	$123,246	$159,469

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization)	5,061	5,929	10,472	12,323
Selling, general and administrative expenses	51,840	66,899	112,812	140,433
Depreciation and amortization	1,871	3,738	4,053	7,754
Impairments	21,888	—	21,888	—
Other charges	2,688	1,167	6,702	4,344
	83,348	77,733	155,927	164,854

Loss from continuing operations	(29,908)	(6,902)	(32,681)	(5,385)
Interest expense, net	4,361	651	5,136	1,276
Other income (expense), net	98	(36)	(51)	53

Loss from continuing operations before income tax (benefit) expense	(34,171)	(7,589)	(37,868)	(6,608)
Income tax (benefit) expense	(281)	(1,671)	107	(1,361)

Net loss from continuing operations	(33,890)	(5,918)	(37,975)	(5,247)
Net loss from discontinued operations, net of income tax benefit (Note 4)	(1,349)	(381)	(1,956)	(390)

Net loss	(35,239)	(6,299)	(39,931)	(5,637)
Net loss attributable to noncontrolling interest	(80)	(55)	(128)	(140)

NET LOSS ATTRIBUTABLE TO CPI CORP.	$(35,159)	$(6,244)	$(39,803)	$(5,497)

Amounts Attributable to CPI Corp. Common Stockholders:
Net loss from continuing operations, net of income tax (benefit) expense	$(33,810)	$(5,863)	$(37,847)	$(5,107)
Net loss from discontinued operations, net of income tax benefit	(1,349)	(381)	(1,956)	(390)
Net loss	$(35,159)	$(6,244)	$(39,803)	$(5,497)

Net Loss per Common Share Attributable to CPI Corp.:
Net loss per share from continuing operations - diluted	$(4.75)	$(0.83)	$(5.36)	$(0.73)
Net loss per share from discontinued operations - diluted	(0.19)	(0.06)	(0.27)	(0.05)
Net loss per share - diluted	$(4.94)	$(0.89)	$(5.63)	$(0.78)

Net loss per share from continuing operations - basic	$(4.75)	$(0.83)	$(5.36)	$(0.73)
Net loss per share from discontinued operations - basic	(0.19)	(0.06)	(0.27)	(0.05)
Net loss per share - basic	$(4.94)	$(0.89)	$(5.63)	$(0.78)

Weighted average number of common shares outstanding-diluted	7,112,780	7,040,441	7,063,546	7,016,291

Weighted average number of common shares outstanding-basic	7,112,780	7,040,441	7,063,546	7,016,291

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Statements of Comprehensive Loss
(Unaudited)

in thousands	12 Weeks Ended		24 Weeks Ended
	July 21, 2012	July 23, 2011	July 21, 2012	July 23, 2011
Net loss	$(35,239)	$(6,299)	(39,931)	$(5,637)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(358)	17	(119)	431

Comprehensive loss	(35,597)	(6,282)	(40,050)	(5,206)
Less: Comprehensive loss attributable to noncontrolling interest	(80)	(55)	(128)	(140)

Comprehensive loss attributable to CPI Corp.	$(35,517)	$(6,227)	$(39,922)	$(5,066)

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Statement of Changes in Stockholders’ Deficit
(Unaudited)

Twenty-four weeks ended July 21, 2012

in thousands, except share data
	Common stock	Additional paid-in capital	Retained losses	Accumulated other comprehensive loss	Treasury stock, at cost	Noncontrolling interest	Total
Balance at February 4, 2012	$3,654	$31,892	$(23,809)	$(22,501)	$(47,900)	$(149)	$(58,813)

Net loss	—	—	(39,803)	—	—	(128)	(39,931)
Total other comprehensive loss, (consisting of foreign exchange impact)	—	—	—	(119)	—	—	(119)
Surrender of employee shares for taxes (11,596 shares)	(5)	(13)	—	—	—	—	(18)
Issuance of treasury stock (200,000 shares, at cost)	—	—	—	—	52	—	52
Issuance of stock warrants	—	350	—	—	—	—	350
Forfeiture of restricted stock awards (25,999 shares)	(10)	(222)	—	—	—	—	(232)
Forfeiture of stock options	—	(93)	—	—	—	—	(93)
Stock-based compensation recognized	—	208	—	—	—	—	208

Balance at July 21, 2012	$3,639	$32,122	$(63,612)	$(22,620)	$(47,848)	$(277)	$(98,596)

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Statements of Cash Flows
(Unaudited)

in thousands	24 Weeks Ended
	July 21, 2012	July 23, 2011
Reconciliation of net loss to cash flows used in operating activities:

Net loss	$(39,931)	$(5,637)

Adjustments for items not requiring (providing) cash:
Depreciation and amortization	4,053	7,754
Amortization of prepaid debt fees	2,135	271
Amortization of stock warrants	77	—
Loss from discontinued operations	1,956	390
Stock-based compensation expense	(117)	888
Issuance of common stock to Sears	52	—
Gain on sale of assets held for sale	—	(159)
Loss on disposition of property and equipment	297	—
Impairment of goodwill	9,719	—
Impairment of property and equipment	3,089	—
Impairment of intangible assets	9,080	—
Deferred income tax provision	(129)	(3,224)
Pension, supplemental retirement plan and profit sharing expense	237	707
Other	—	(8)

Increase (decrease) in cash flow from operating assets and liabilities:
Accounts receivable	1,002	30
Inventories	1,025	(823)
Prepaid expenses and other current assets	(27)	999
Accounts payable	(1,240)	2,644
Contribution to pension plan	(1,114)	(513)
Accrued expenses and other liabilities	(62)	(4,501)
Deferred lease fees	82	18
Income taxes payable	312	(728)
Deferred revenues and related costs	711	1,195
Other	—	(99)

Cash flows used in continuing operations	(8,793)	(796)
Cash flows used in discontinued operations	(440)	(1,577)
Cash flows used in operating activities	(9,233)	(2,373)

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Statements of Cash Flows (continued)
(Unaudited)

in thousands	24 Weeks Ended
	July 21, 2012	July 23, 2011
Cash flows used in operating activities	(9,233)	(2,373)

Cash flows provided by (used in) financing activities:
Borrowings under revolving credit facility	95,348	72,800
Repayments on revolving credit facility	(90,160)	(65,500)
Payment of debt issuance costs	(675)	—
Cash dividends	—	(3,508)
Purchase of treasury stock	—	(1,087)
Surrender of employee shares for taxes	(18)	(690)
Other	—	44
Cash flows provided by financing activities	4,495	2,059

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(1,693)	(3,603)
Proceeds from sale of assets held for sale	—	800
Proceeds from liquidation of Rabbi Trust	—	760
Other	—	8
Cash flows used in investing activities for continuing operations	(1,693)	(2,035)
Cash flows used in investing activities for discontinued operations	(137)	(358)
Cash flows used in investing activities	(1,830)	(2,393)

Effect of exchange rate changes on cash and cash equivalents	(19)	(20)

Net decrease in cash and cash equivalents	(6,587)	(2,727)

Cash and cash equivalents at beginning of year	8,524	5,363

Cash and cash equivalents at end of period	$1,937	$2,636

Supplemental cash flow information:
Interest paid	$1,403	$1,137

Income taxes (received) paid, net	$(84)	$2,701
Supplemental non-cash financing activities:
Issuance of treasury stock under the Employee Profit Sharing Plan	$—	$800

Issuance of common stock, restricted stock and stock options to employees and directors	$28	$1,755

Issuance of stock warrants	$350	$—

Issuance of common stock to Sears	$52	$—

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

As of July 21, 2012, the Company operates 2,538 professional portrait studios throughout the U.S., Canada, Mexico and Puerto Rico, principally under lease and license agreements with Walmart and license agreements with Sears and Toys "R" Us.  The Company also operates websites that support and complement its Walmart, Sears and Toys "R" Us studio operations.  These websites serve as vehicles to archive, share portraits via email (after a portrait session) and order additional portraits and products.

The Company's fiscal year ends on the first Saturday in February. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years. Fiscal year 2012 refers to the 52-week period ended February 2, 2013. Fiscal year 2011 refers to the 52-week period ended February 4, 2012. The interim consolidated financial statements as of and for the 12 and 24 weeks ended July 21, 2012, are unaudited and reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the CPI Corp. 2011 Annual Report on Form 10-K for its fiscal year ended February 4, 2012.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

The Company also provides wedding photography and videography services and products through its subsidiary, Bella Pictures Holdings, LLC ("Bella Pictures®"). Effective in the second quarter of fiscal year 2012, the Company is no longer pursuing the business model, but will be fulfilling all existing customer contracts. Also in the second quarter of 2012, the Company discontinued its Portrait Gallery from Bella Pictures ("Portrait Gallery") operations (see Note 4).

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

The reduction in available borrowing capacity resulting from the First Amendment, coupled with a significant reduction in earnings and operating cash flow, has resulted in significant liquidity challenges for the Company. The Company incurred a net loss of $39.8 million for the 24 weeks ended July 21, 2012, and used $9.2 million of cash for operations. As of July 21, 2012, the Company's current liabilities of $124.2 million (including $79.2 million due under its Credit Agreement) exceeded current assets of $20.1 million, and there was a total stockholders' deficit of $98.6 million.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

At February 4, 2012 and April 28, 2012, the Company was not in compliance with several covenants under the Credit Agreement and the Company had been in active discussions with its lenders to obtain a short-term covenant compliance waiver to cure its existing defaults. On May 23, 2012, the Company entered into a forbearance agreement with its lenders that, among other items, suspended the lenders rights and remedies under the Credit Agreement through July 21, 2012. Based on the Company's default status under the Credit Agreement, the lenders had the right to provide the Company with notice to call the loan. Under the forbearance agreement, that right was relinquished until July 21, 2012 and certain restrictions were placed on the Company during the forbearance period. On June 6, 2012, the Company entered into the Second Amendment to the Credit Agreement (the “Second Amendment”), which waived the existing defaults and terminated the forbearance period.

The Second Amendment provided for revolving commitment limits of $90 million on June 6, 2012, $94 million on June 12, 2012, and $95 million on July 22, 2012. The Company was within the limits on each of those dates. Future revolving credit limits, as stipulated by the Second Amendment, are $94 million on September 15, 2012, $90 million on November 10, 2012 and $85 million on December 11, 2012 and thereafter, subject to the Company's satisfaction of certain conditions and covenants. The Credit Agreement, as amended by the Second Amendment, now matures on December 31, 2012 and bears interest at an annual base rate of 3.25% payable in cash on a monthly basis. Additionally, under the Second Amendment, all outstanding revolving loans (including both base-rate loans and LIBOR loans) and all outstanding accumulated and unpaid interest other than the 3.25% cash interest are now defined as Payment in Kind ("PIK") Obligations and accrue interest at a rate of fourteen percent (14%) per annum (“PIK interest”). This PIK interest accrues monthly and is due and payable in full, in cash upon termination of the Credit Agreement. Fifteen business days after the quarters ending July 21, 2012 and November 10, 2012, the amount by which adjusted EBITDA (as defined, net earnings from continuing operations before interest expense, income taxes, depreciation and amortization and other non-cash charges) exceeds ($4.8) million and $1.4 million, respectively, shall be paid in cash to reduce the PIK Obligation. At the end of each week, any cash amounts exceeding $5.0 million must be paid to reduce the revolving loans under the Credit Agreement within two (2) business days. In connection with the Second Amendment, the Company is required to pay to the lenders an amendment fee of $1.8 million, which is payable at maturity.

Other terms of the Second Amendment include, but are not limited to:

•
The Company granted the lenders warrants to purchase an aggregate amount equal to 19.9% of the common stock of the Company, calculated on a fully-diluted basis at the time of exercise. See further discussion in Note 9.

•	The Company is required to provide financial statements for each 4-week period, weekly 13-week cash flow statements and weekly compliance certificates to the lenders.

•	The Company engaged a Chief Restructuring Officer.

•
The Company engaged an Investment Bank to solicit offers to purchase the Company and/or the debt outstanding under the Credit Agreement. The Company expects to begin soliciting offers during the third quarter of fiscal year 2012, with a targeted close of December 31, 2012. Management has developed a plan for an orderly liquidation in the event the Company is unable to execute restructuring alternatives that are acceptable to the lenders.

•	In connection with the Second Amendment, the Company executed amendments to its host agreements with Walmart and Sears, which, among other items, deferred payment of certain lease charges and fees.

•	The financial covenants included in the Credit Agreement were replaced with:

◦	Minimum Period Cumulative EBITDAR - assigned for each 4 week period for periods five through 11, which totals $5.2 million;

◦
Minimum Weekly Cumulative Gross Sales Revenue - gross sales related to the Sears and Walmart contracts are established on a weekly basis and total $169.8 million for the period May 27, 2012 through January 5, 2013;

◦	Minimum Weekly Cash - not permitted to be less than $2.3 million for any calendar week.

•
The Company's properties in St. Louis, Missouri and Matthews, North Carolina, with net carrying amounts of $2.68 million and $2.29 million at July 21, 2012, respectively, are currently under sale contracts for cash consideration of $3.00 million and $2.45 million, respectively. The processing facility and land in Charlotte, North Carolina, with a net carrying amount of $1.59 million at July 21, 2012, is currently being marketed for sale. Proceeds from these sales shall be applied to pay down the revolving loans with net proceeds obtained from the sale of the Charlotte, North Carolina facility permanently reducing the borrowing commitment levels. Additionally, the Company transitioned all of the processing activities formerly in Charlotte, North Carolina to its processing facility in St. Louis, Missouri.

On August 28, 2012, the Company entered into the Third Amendment to the Credit Agreement (the "Third Amendment"), which eliminated the excess EBITDA required payment after the quarter ending July 21, 2012 and extended the permanent reduction of borrowing commitment levels related to the net proceeds obtained from the sale of the Charlotte, North Carolina facility until December 1, 2012.

The Company was in compliance with all the covenants under its Credit Agreement, as amended, as of July 21, 2012.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

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

NOTE 3  - INVENTORIES

Inventories consist of:

in thousands	July 21, 2012	February 4, 2012
Raw materials - film, paper and chemicals	$1,574	$1,668
Portraits in process	1,651	1,886
Bella Pictures® work in process	391	379
Finished portraits pending delivery	103	80
Frames and accessories	172	314
Studio supplies	2,095	2,450
Equipment repair parts and supplies	616	742
Other	301	433

Total	$6,903	$7,952

These balances are net of obsolescence reserves totaling $83,000 and $86,000 at July 21, 2012 and February 4, 2012, respectively.

NOTE 4 - DISCONTINUED OPERATIONS

During the second quarter of fiscal 2012, the Company discontinued its Portrait Gallery operations in order to eliminate unprofitable operations. Sales and operating results for this operation included in discontinued operations are as follows:

in thousands	12 Weeks Ended		24 Weeks Ended
	July 21, 2012	July 23, 2011	July 21, 2012	July 23, 2011
Discontinued operations:

Net sales	$371	$33	$883	$33

Operating loss	$(1,349)	$(615)	$(1,956)	$(629)
Tax benefit	—	(234)	—	(239)

Net loss from discontinued operations	$(1,349)	$(381)	$(1,956)	$(390)

The net loss consists of costs to operate the Portrait Gallery operations until they were discontinued in the second quarter of fiscal 2012, as well as related asset write-offs incurred as the studios were closed and the business discontinued.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

NOTE 5  - ASSETS HELD FOR SALE AND PROPERTY NOT IN USE

In connection with the Company’s June 8, 2007, acquisition of substantially all of the assets of Portrait Corporation of America (“PCA”) and certain of its affiliates and assumption of certain liabilities of PCA (the “PCA Acquisition”), the Company acquired a manufacturing facility located in Matthews, North Carolina, and excess parcels of land located in Charlotte, North Carolina.  In fiscal 2008, the Company ceased use of the excess parcels of land and the manufacturing facility, respectively, and committed to a plan to sell such assets as they were no longer required by the business. The Company has been actively marketing these assets for sale; however, they did not meet the criteria for “held for sale accounting” under FASB ASC Topic 360, “Property, Plant and Equipment” (“ASC Topic 360”).  Accordingly, the Company presented these assets within Property and equipment (“Property not in use”), subject to depreciation as applicable, between the periods November 13, 2010 and April 28, 2012.

During the second quarter of 2012, the Company reevaluated the "held for sale accounting" classification criteria and, based on offers received for the Matthews, North Carolina facility and certain requirements imposed by the Second Amendment to the Credit Agreement, the Matthews facility and excess parcels of land were reclassified from Property and equipment (“Property not in use”) to Assets held for sale on the Interim Consolidated Balance Sheet as of July 21, 2012. In addition, the Company determined the processing facility in Charlotte, North Carolina also meets the criteria for “held for sale accounting” under ASC Topic 360, and has reclassified these assets from Property and equipment to Assets held for sale as of July 21, 2012. The Company expects the sell each of these assets within a one-year time period.

At the time an asset qualifies for “held for sale accounting”, the asset is evaluated to determine whether or not the carrying value exceeds its fair value less cost to sell. Any loss as a result of the carrying value being in excess of fair value less cost to sell is recorded in the period the asset meets “held for sale accounting”. Management judgment is required to assess the criteria required to meet “held for sale accounting” and estimate the expected net amount recoverable upon sale. The Company valued the Matthews facility based on the contract offer received on the property. The Company valued the Charlotte facility and excess parcels of land based on verbal offers received on the properties. Based on this analysis, the Company determined the carrying values of the Matthews and Charlotte facilities exceeded the estimates of each facility's fair value less cost to sell by approximately $413,000 and $1,672,000, respectively, and recorded charges in the Impairments line in the Interim Consolidated Statements of Operations for the 12 and 24 weeks ended July 21, 2012.

The major classes of assets included in Assets held for sale at July 21, 2012 are as follows:

in thousands	July 21, 2012
Land	$888
Buildings and building improvements	2,987

Assets held for sale	$3,875

The major classes of assets included in Property not in use at February 4, 2012 are as follows:

in thousands	February 4, 2012
Land	$996
Buildings and building improvements (1)	2,405

Property not in use	$3,401

(1)
Cumulative depreciation expense of $210,000 related to the buildings and building improvements is included in the total accumulated depreciation and amortization line in the Interim Consolidated Balance Sheet at February 4, 2012.

NOTE 6  - GOODWILL AND INTANGIBLE ASSETS

In connection with the PCA Acquisition, the Company recorded goodwill in the excess of the purchase price over the fair value of assets acquired and liabilities assumed in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”).  Under SFAS No. 141, goodwill is not amortized and instead is periodically evaluated for impairment.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s goodwill:

in thousands	July 21, 2012	February 4, 2012
PCA Acquisition	$—	$9,613
Translation impact on foreign balances	—	159

Balance, end of period	$—	$9,772

Historically, the Company has performed its annual goodwill impairment test at the end of its second quarter, or more frequently if circumstances indicate the potential for impairment. In view of declining operating results over the past year, the Company has performed interim goodwill impairment tests in each of its last five fiscal quarters. The key item of consideration is the Company's estimates of future cash flows, the most significant assumption being the Company's expectation of future PMPS studio sales levels, and other relevant factors.

In the fourth fiscal quarter of 2011, the Company performed a goodwill impairment test as of its fiscal year ended February 4, 2012, and determined the carrying amounts of goodwill in its PMPS and SPS reporting units exceeded their fair value. As such, the Company performed the second step and determined that the goodwill recorded was impaired by approximately $12.1 million at that time. As of February 4, 2012, the Company had remaining goodwill recorded in its PMPS reporting unit of approximately $9.8 million.

At the end of its 2012 first fiscal quarter, the Company considered possible impairment triggering events and concluded that no goodwill impairment was indicated at that date. At the end of the Company's 2012 second fiscal quarter, the Company completed its annual impairment test and concluded that the carrying amount of goodwill in its PMPS reporting unit exceeded its fair value. Key items of consideration in the annual impairment test included the Company's estimates of future cash flows and the Second Amendment to the Credit Agreement (see Note 8), which requires the Company to be marketed for sale. The Company then performed the second step of the goodwill impairment test and determined that the remaining goodwill recorded was fully impaired and recorded a charge of $9.7 million, which was recorded in the Impairments line in the Interim Consolidated Statements of Operations for the 12 and 24 weeks ended July 21, 2012.

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

The following table summarizes the Company’s amortized intangible assets as of July 21, 2012:

in thousands	Net Balance at Beginning of Year	Impairment	Accumulated Amortization	Translation Impact of Foreign Balances	Net Balance at End of Period
Acquired host agreement	$29,958	$(8,774)	$(885)	$(88)	$20,211
Acquired customer lists	202	(47)	(48)	—	107
Acquired tradename	276	(259)	(17)	—	—

	$30,436	$(9,080)	$(950)	$(88)	$20,318

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

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

such assets.  If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, which is determined on the basis of discounted cash flows.

As of July 21, 2012, the Company considered whether possible impairment triggering events of its intangible assets had occurred, particularly in light of the Second Amendment to the Credit Agreement (see Note 8), which requires the Company to be marketed for sale. By themselves, the cash flows generated through the expected date of sale do not recover the assets; however, the Company also included the estimated future cash flows resulting from the sale of its business. Upon analysis, the Company determined that the carrying amounts of the PMPS host agreement and Kiddie Kandids customer list exceeded their fair value, and accordingly recognized impairment charges of $8.8 million and $47,000, respectively, in the second fiscal quarter of 2012. In addition, the Company determined that the carrying amount of the Bella Pictures® tradename was fully impaired and recorded a charge of $259,000 in the second fiscal quarter of 2012. The impairment charges are recorded in the Impairments line in the Interim Consolidated Statements of Operations for for the 12 and 24 weeks ended July 21, 2012.

The Company's estimates of future sale value contained several subjective assumptions. Should the estimated sale values used to determine future cash flows change by 5%, the value of the PMPS host agreement and customer list would be impacted by $1.0 million and $91,000, respectively.

NOTE 7  - OTHER ASSETS AND OTHER LIABILITIES

Included in Accrued expenses and other liabilities as of July 21, 2012, and February 4, 2012, is $3.9 million and $4.2 million, respectively, in accrued host commissions and $3.5 million and $3.4 million as of July 21, 2012, and February 4, 2012, respectively, related to accrued worker’s compensation.

Included in both Other assets and Other liabilities is $7.5 million and $7.7 million as of July 21, 2012, and February 4, 2012, respectively, related to worker’s compensation insurance claims that exceed the deductible of the Company and that will be paid by the insurance carrier.  Since the Company is not released as primary obligor of the liability, it is included in both Other assets as a receivable from the insurance company and in Other liabilities as an insurance liability.

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

At February 4, 2012 and April 28, 2012, the Company was not in compliance with several covenants under the Credit Agreement and the Company had been in active discussions with its lenders to obtain a short-term covenant compliance waiver to cure its existing defaults. On May 23, 2012, the Company entered into a forbearance agreement with its lenders that, among other items, suspended the lenders rights and remedies under the Credit Agreement through July 21, 2012. Based on the Company's default status under the Credit Agreement, the lenders had the right to provide the Company with notice to call the loan. Under the

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

forbearance agreement, that right was relinquished until July 21, 2012 and certain restrictions were placed on the Company during the forbearance period. On June 6, 2012, the Company entered into the Second Amendment to the Credit Agreement (the “Second Amendment”), which waived the existing defaults and terminated the forbearance period.

The Second Amendment provided for revolving commitment limits of $90 million on June 6, 2012, $94 million on June 12, 2012, and $95 million on July 22, 2012. The Company was within the limits on each of those dates. Future revolving credit limits, as stipulated by the Second Amendment, are $94 million on September 15, 2012, $90 million on November 10, 2012 and $85 million on December 11, 2012 and thereafter, subject to the Company's satisfaction of certain conditions and covenants. The Credit Agreement, as amended by the Second Amendment, now matures on December 31, 2012 and bears interest at an annual base rate of 3.25% payable in cash on a monthly basis. Additionally, under the Second Amendment, all outstanding revolving loans (including both base-rate loans and LIBOR loans) and all outstanding accumulated and unpaid interest other than the 3.25% cash interest are now defined as Payment in Kind ("PIK") Obligations and accrue interest at a rate of fourteen percent (14%) per annum (“PIK interest”). This PIK interest accrues monthly and is due and payable in full, in cash upon termination of the Credit Agreement. Fifteen business days after the quarters ending July 21, 2012 and November 10, 2012, the amount by which adjusted EBITDA (as defined, net earnings from continuing operations before interest expense, income taxes, depreciation and amortization and other non-cash charges) exceeds ($4.8) million and $1.4 million, respectively, shall be paid in cash to reduce the PIK Obligation. At the end of each week, any cash amounts exceeding $5.0 million must be paid to reduce the revolving loans under the Credit Agreement within two (2) business days. In connection with the Second Amendment, the Company is required to pay to the lenders an amendment fee of $1.8 million, which is payable at maturity.

Other terms of the Second Amendment include, but are not limited to:

•
The Company granted the lenders warrants to purchase an aggregate amount equal to 19.9% of the common stock of the Company, calculated on a fully-diluted basis at the time of exercise. See further discussion in Note 9.

•	The Company is required to provide financial statements for each 4-week period, weekly 13-week cash flow statements and weekly compliance certificates to the lenders.

•	The Company engaged a Chief Restructuring Officer.

•
The Company engaged an Investment Bank to solicit offers to purchase the Company and/or the debt outstanding under the Credit Agreement. The Company expects to begin soliciting offers during the third quarter of fiscal year 2012, with a targeted close of December 31, 2012. Management has developed a plan for an orderly liquidation in the event the Company is unable to execute restructuring alternatives that are acceptable to the lenders.

•	In connection with the Second Amendment, the Company executed amendments to its host agreements with Walmart and Sears, which, among other items, deferred payment of certain lease charges and fees.

•	The financial covenants included in the Credit Agreement were replaced with:

◦	Minimum Period Cumulative EBITDAR - assigned for each 4 week period for periods five through 11, which totals $5.2 million;

◦
Minimum Weekly Cumulative Gross Sales Revenue - gross sales related to the Sears and Walmart contracts are established on a weekly basis and total $169.8 million for the period May 27, 2012 through January 5, 2013;

◦	Minimum Weekly Cash - not permitted to be less than $2.3 million for any calendar week.

•
The Company's properties in St. Louis, Missouri and Matthews, North Carolina, with net carrying amounts of $2.68 million and $2.29 million at July 21, 2012, respectively, are currently under sale contracts for cash consideration of $3.00 million and $2.45 million, respectively. The processing facility and land in Charlotte, North Carolina, with a net carrying amount of $1.59 million at July 21, 2012, is currently being marketed for sale. Proceeds from these sales shall be applied to pay down the revolving loans with net proceeds obtained from the sale of the Charlotte, North Carolina facility permanently reducing the borrowing commitment levels. Additionally, the Company transitioned all of the processing activities formerly in Charlotte, North Carolina to its processing facility in St. Louis, Missouri.

On August 28, 2012, the Company entered into the Third Amendment to the Credit Agreement (the "Third Amendment"), which eliminated the excess EBITDA required payment after the quarter ending July 21, 2012 and extended the permanent reduction of borrowing commitment levels related to the net proceeds obtained from the sale of the Charlotte, North Carolina facility until December 1, 2012.

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

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

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

The Company was in compliance with all the covenants under its Credit Agreement, as amended, as of July 21, 2012.

As a result of the Second Amendment, the Company's debt is now due December 31, 2012. Accordingly, borrowings of $79.2 million under the revolving credit facility have been recorded as current liabilities as of July 21, 2012. Borrowings of $74.0 million were recorded as current liabilities as of February 4, 2012 due to non-compliance with several covenants.

As of July 21, 2012, the Company has recorded unamortized prepaid debt fees of approximately $1.6 million pertaining to the Credit Agreement, which are being amortized over the life of the revolving commitment.

NOTE 9  - STOCKHOLDERS' EQUITY

Issuance of Warrants
On June 6, 2012, in connection with the Second Amendment to the Credit Agreement (see Note 8), the Company granted the lenders warrants to purchase an aggregate amount equal to 19.9% of the shares of common stock of the Company, calculated on a fully-diluted basis at the time of exercise. In effect, the lenders shall have the right to purchase 19.9% of the common stock of the Company, as determined on the exercise date, until the warrants are exercised in full.

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

The Company estimated the fair value of the warrants using the Black-Scholes-Merton valuation model.  The term used was six years and is equal to the contractual term of the warrants. For valuation purposes, the Company expects 100% of the warrants to be exercised and the dividend yield to be zero. The Company determined that its historical stock price volatility over a six-year period was an appropriate indicator of expected volatility.  The interest rate was determined based on the average of the U.S. Treasury's five-year and seven-year daily yield curve rates in effect at the time of grant.  The Company’s assumptions are as follows:

Expected term until exercise (years)	6.0
Expected dividends	—%
Expected stock price volatility	100.00%
Weighted average historical stock price volatility	100.30%
Risk-free interest rate	0.92%

The weighted-average grant-date fair value of stock warrants granted was $350,000 and recorded in Additional paid-in capital on the Interim Consolidated Balance Sheet.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

Stock Issuance

On June 5, 2012, the Company entered into a letter agreement with Sears, Roebuck and Co., a New York corporation, under which the Company issued 200,000 shares of common stock of the Company to Sears pursuant to a nonpublic offering under Section 4(2) of the Securities Act of 1933, as amended.

NOTE 10  - STOCK-BASED COMPENSATION PLANS

At July 21, 2012, the Company had outstanding awards under various stock-based employee compensation plans, which are described more fully in Note 13 of the Notes to Consolidated Financial Statements in the Company’s 2011 Annual Report on Form 10-K.

On July 17, 2008, the stockholders approved the CPI Corp. Omnibus Incentive Plan (the "Plan").  Total shares of common stock approved for delivery pursuant to awards under the Plan as approved on July 17, 2008, and amended on August 11, 2010, were 1.1 million shares.  The Company has reserved these shares under its authorized, unissued shares.  At July 21, 2012, 539,820 of these shares remained available for future grants.

The Company accounts for stock-based compensation plans in accordance with ASC Topic 718, "Compensation – Stock Compensation" (“ASC Topic 718”), which requires companies to recognize the cost of awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

Stock Option Plans

The following table summarizes the changes in stock options during the 24 weeks ended July 21, 2012:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in thousands)
Options outstanding, beginning of year	146,666	$13.02	4.53
Granted	50,000	1.11		$—
Forfeited	(43,333)	13.58		$—

Options outstanding, end of period	153,333	$8.98	5.30	$—

Options exercisable at end of period	10,001	$12.21	1.17	$—

(1)
Intrinsic value for activities other than exercises is defined as the difference between the Company's closing stock price on the last trading day of the fiscal 2012 second quarter and the exercise price, multiplied by the number of in-the-money options.  These amounts change based on the quoted market price of the Company's stock.  For exercises, intrinsic value is defined as the difference between the Company's closing stock price on the exercise date and the exercise price, multiplied by the number of options exercised.

There were no share proceeds received from the exercise of stock options for the 24 weeks ended July 21, 2012. On February 13, 2012, the Company granted 50,000 options under the Plan. These service-based options were valued using the Black-Scholes-Merton valuation model.

The Company estimates the fair value of its stock options with market-based performance conditions under the Plan using Monte Carlo simulations.  Weighted-average assumptions used in calculating the fair value of these stock options are included in Note 13 of the Notes to Consolidated Financial Statements in the Company’s 2011 Annual Report on Form 10-K.

The Company recognized stock-based compensation expense of $43,000, resulting in a deferred tax benefit of $16,000, for the 24 weeks ended July 21, 2012, based on the grant-date fair values of stock options granted and the derived service periods.  As of July 21, 2012, total unrecognized compensation cost related to nonvested stock options granted under the Plan was $34,000.  This unrecognized compensation cost will be recognized over a weighted-average period of approximately 1 year.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

Restricted Stock Plans

All nonvested stock is valued based on the fair market value of the Company’s common stock on the grant date and the value is recognized as compensation expense over the service period. There were no issuances of nonvested stock in the 24 weeks ended July 21, 2012.

Changes in nonvested stock are as follows:

	24 Weeks Ended
	July 21, 2012
	Shares	Weighted-Average Grant-Date Value
Nonvested stock, beginning of year	79,729	$14.88
Forfeited	(25,999)	14.28
Nonvested stock, end of period	53,730	$16.13

Stock-based compensation expense related to nonvested stock	$164,000

As of July 21, 2012, total unrecognized compensation cost related to nonvested stock was $344,000.  This unrecognized compensation cost will be recognized over a weighted-average remaining period of approximately 1.3 years.

NOTE 11 - EMPLOYEE BENEFIT PLANS

The Company maintains a qualified, noncontributory pension plan that covers all full-time United States employees meeting certain age and service requirements.  The plan provides pension benefits based on an employee’s length of service and the average compensation earned from the later of the hire date or January 1, 1998, to the retirement date.  On February 3, 2004, the Company amended its pension plan to implement a freeze of future benefit accruals under the plan, except for those employees with ten years of service and who had attained age 50 at April 1, 2004, who were grandfathered and whose benefits continued to accrue.  Effective February 20, 2009, the Company amended its pension plan to implement a freeze of future benefit accruals for the remaining grandfathered participants.  The Company’s funding policy is to contribute annually at least the minimum amount required by government funding standards, but not more than is tax deductible.  The Company made a pension contribution in April 2012 with respect to fiscal 2012 and will be evaluating its requirements for further contributions during fiscal 2012. Plan assets consist primarily of cash and cash equivalents, fixed income securities, domestic and international equity securities and exchange traded funds.

Beginning in fiscal 2012, net unrecognized actuarial loss for the pension plan will be recognized in earnings over the estimated remaining life of inactive participants under the plan, which now comprises the vast majority of plan participants as a result of retirements and workforce reductions that have occurred in the normal course.

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

The following tables set forth the applicable components of net periodic benefit cost for the defined benefit plans:

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

	12 Weeks Ended
in thousands	Pension Plan		Supplemental Retirement Plan
	July 21, 2012	July 23, 2011	July 21, 2012	July 23, 2011
Components of net periodic benefit costs:
Interest cost	$721	$710	$18	$18
Expected return on plan assets	(766)	(738)	—	—
Amortization of net loss (gain)	146	386	—	(12)

Net periodic benefit cost	$101	$358	$18	$6

	24 Weeks Ended
in thousands	Pension Plan		Supplemental Retirement Plan
	July 21, 2012	July 23, 2011	July 21, 2012	July 23, 2011
Components of net periodic benefit costs:
Interest cost	$1,442	$1,421	$35	$36
Expected return on plan assets	(1,532)	(1,476)	—	—
Amortization of net loss (gain)	293	772	—	(24)

Net periodic benefit cost	$203	$717	$35	$12

The Company contributed $1.1 million to its pension plan in the 24 weeks ended July 21, 2012, and will be evaluating its requirements for further contributions during fiscal 2012.  Future contributions to the pension plan will be dependent upon legislation, future changes in discount rates and the earnings performance of plan assets.

NOTE 12  - INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, many states, and Mexican and Canadian jurisdictions.  The Company is substantially closed to U.S. federal income tax examinations for the years prior to 2009.  Currently, there are no ongoing examinations by state or foreign taxing authorities.

Under the provisions of ASC Subtopic 740-10-25, Income Taxes - Recognition, the Company has no unrecognized tax benefits as of July 21, 2012.

We regularly review our deferred tax assets for realizability, taking into consideration all available evidence, both positive and negative, including cumulative losses, projected future pre-tax and taxable income (losses), the expected timing of the reversals of existing temporary differences and tax planning strategies. During the period ended February 4, 2012, the Company's cumulative losses and uncertainty regarding sufficient future taxable income necessary to realize deferred tax assets have resulted in the recognition of a valuation allowance. In the second quarter of 2012, the Company continues to have a valuation allowance recorded against deferred tax assets, except for future taxable income that will result from the reversal of existing temporary differences for which deferred tax liabilities are recognized.

NOTE 13  - COMMITMENTS AND CONTINGENCIES

Standby Letters of Credit

As of July 21, 2012, the Company had standby letters of credit outstanding in the principal amount of $13.8 million primarily used in conjunction with the Company’s various large deductible insurance programs.

Legal Proceedings

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

The Company and two of its subsidiaries are defendants in a lawsuit entitled Shannon Paige, et al. v. Consumer Programs, Inc., filed March 8, 2007, in the Superior Court of the State of California for the County of Los Angeles, Case No. BC367546.  The case was subsequently removed to the United States District Court for the Central District of California, Case No. CV 07-2498-FMC (RCx).  The Plaintiff alleges that the Company failed to pay him and other hourly associates for “off the clock” work and that the Company failed to provide meal and rest breaks as required by law.  The Plaintiff is seeking damages and injunctive relief for himself and others similarly situated.  On October 6, 2008, the Court denied the Plaintiffs' motion for class certification but allowed Plaintiffs to attempt to certify a smaller class, thus reducing the size of the potential class to approximately 200.  Plaintiffs filed a motion seeking certification of the smaller class on November 14, 2008.  The Company filed its opposition on December 8, 2008.  In January 2009, the Court denied Plaintiffs' motion for class certification as to their claims that they worked "off the clock".  The Court also deferred ruling on Plaintiff's motion for class certification as to their missed break claims and stayed the action until the California Supreme Court ruled on a pending case on the issue of whether an employer must merely provide an opportunity for employees to take a lunch break or whether an employer must actively ensure that its employees take the break (Brinker Restaurant v. S. C. (Hohnbaum)).  The California Supreme Court ruled on the Brinker case on April 12, 2012. The Court held that employers do not have to ensure that a meal period is taken, but have only to make it available. Pursuant to order of the Court in the Paige case, the parties filed briefs in May on the impact of the Brinker case. On July 16, 2012, the Court certified a class limited to meal and rest breaks claims for Sears Portrait Studio managers working in California. The parties have commenced post-certification discovery, and the Company will file a motion for class decertification in the coming months. The Company believes the claims are without merit and continues its vigorous defense on behalf of itself and its subsidiaries against these claims, however, an adverse ruling in this case could require the Company to pay damages, penalties, interest and fines. It is not possible to determine the ultimate outcome of this action or to estimate the potential impact on the Company's results of operations, liquidity or financial position.
The Company was a defendant in a lawsuit entitled TPP Acquisition, Inc. v. CPI Corp., filed April 1, 2011, as amended on April 18, 2011, in the Supreme Court of the State of New York, County of New York, Index No. 650883/2011.  Plaintiff alleged it acquired the assets of The Picture People, Inc. on or about March 1, 2011.  The Company was a competing bidder for the assets.  Plaintiff alleged that the Company has improperly used information obtained under a confidentiality agreement to interfere with Plaintiff's business relations with landlords of Picture People studios and to engage in unfair competition.  Plaintiff sought injunctive relief and damages of not less than $40 million.  The Company believed that the lawsuit was without merit and filed a motion to dismiss on May 19, 2011. Oral arguments were presented on the Company's motion to dismiss on October 4, 2011. On February 14, 2012, the Court denied the Company's Motion to Dismiss the breach of contract and interference with the Plaintiff's business relations with landlords, but granted the Company's Motion to Dismiss the unfair competition claim. The Company filed an Answer and Counterclaims on March 26, 2012. The Company and Plaintiff reached a settlement on this matter on August 30, 2012, with no admission of liability or payment by either party.
The Company is a defendant in a lawsuit entitled IBEW Local 98 Pension Fund v. CPI Corp., et al., filed January 13, 2012 in the United States District Court for the Eastern District of Missouri, Civil Action No. 4:12-CV-75 AGF. IBEW Local 98 Pension Fund (IBEW) commenced a putative securities class action against CPI Corp. (CPI), Renato Cataldo, Dale E. Heins and David M. Meyer on January 13, 2012. The Complaint was brought on behalf of all persons who purchased or otherwise acquired CPI common stock between April 20, 2010 and December 21, 2011, inclusive (the “Class Period”). IBEW alleges on behalf of the purported class that, as a result of the defendants' allegedly false statements and omissions, CPI common stock traded at artificially inflated prices during the Class Period. By court stipulation dated February 9, 2012, the parties agreed that not later than 60 days after entry of an Order appointing Lead Plaintiff and Lead Counsel, the Lead Plaintiff shall file a consolidated amended class action complaint, which shall be deemed the operative complaint and the Defendants shall answer or otherwise respond to the Consolidated Complaint within 60 days after service of the Consolidated Complaint. On March 13, 2012, plaintiffs IBEW and George David filed a motion for appointment as Lead Plaintiffs and for approval of Lead Plaintiffs' Counsel. That motion was granted on August 3, 2012. It is not possible to determine the ultimate outcome of this action or to estimate the potential impact on the Company's results of operations, liquidity or financial position. CPI currently expects to move to dismiss the amended complaint after it is filed, believes it is without merit and will vigorously defend itself in this matter.

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

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

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

EXECUTIVE OVERVIEW

The Company’s Operations

CPI Corp. is a long-standing leader, based on sittings, number of locations and related revenues, in the professional portrait photography of young children, individuals and families.  From a single studio opened by our predecessor company in 1942, we have grown to 2,538 studios throughout the U.S., Canada, Mexico and Puerto Rico, principally under lease and license agreements with Walmart and license agreements with Sears and Toys “R” Us.  CPI is the sole operator of portrait studios in Walmart stores and supercenters in all 50 states in the U.S., Canada, Mexico and Puerto Rico, as well as Babies “R” Us stores in the U.S.  The Company has provided professional portrait photography for Sears’ customers since 1959 and has been the only Sears portrait studio operator since 1986.

Additionally, through its Bella Pictures® subsidiary. the Company provides customers high-quality wedding photography and videography services and products in most major U.S. markets through a national network of certified photographers and videographers. Effective in the second quarter of fiscal year 2012, the Company is no longer pursuing the business model, but will be fulfilling all existing customer contracts. Also in the second quarter of 2012, the Company discontinued its Portrait Gallery from Bella Pictures ("Portrait Gallery") operations (see Note 4 to the Notes to Interim Consolidated Financial Statements).

Management has determined the Company operates as a single reporting segment offering similar products and services in all locations.

As of the end of the second quarter in fiscal years 2012 and 2011, the Company’s studio counts were:

	July 21, 2012	July 23, 2011
Within Walmart stores:
United States and Puerto Rico	1,187	1,535
Canada	251	257
Mexico	105	106

Within Sears stores:
United States and Puerto Rico	808	853
Canada	110	110

Within Babies "R" Us stores in the United States	44	150

Locations not within above host stores	33	62

Total	2,538	3,073

As of July 21, 2012, locations not within Walmart, Sears or Babies “R” Us stores include 4 free-standing SPS studio locations, 8 Kiddie Kandids® mall locations and 21 Shooting Star locations (located within Buy Buy Baby stores).

In the first 24 weeks of fiscal year 2012, the Company closed 353, 14, 138 and 19 underperforming PMPS, SPS, KKPS and Portrait Gallery studios, respectively. The determination to close the PMPS, SPS and Portrait Gallery studio locations and 35 of the KKPS studio locations was the result of an in-depth analysis by the Company of its portfolio in an effort to focus resources in a manner that will improve short-term cash flows. The decision to close the additional 103 KKPS studio locations was the result of certain minimum sales requirements not being met as stipulated by the host agreement with Toys "R" Us. As a result of the closings, the Company incurred $2.7 million in total exit costs in the first 24 weeks of 2012, which are recorded in the Other charges line in the Interim Consolidated Statement of Operations for the 24 weeks ended July 21, 2012.

A roll-forward of the Company's studio count activity during the first 24 weeks of 2012 is as follows:

	PMPS	SPS	KKPS	Other	Total

Studio Count as of February 4, 2012	1,895	936	190	37	3,058
Closures	(353)	(14)	(138)	(19)	(524)
Openings	1	—	—	3	4

Studio Count as of July 21, 2012	1,543	922	52	21	2,538

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

The reduction in available borrowing capacity resulting from the First Amendment, coupled with a significant reduction in earnings and operating cash flow, has resulted in significant liquidity challenges for the Company. The Company incurred a net loss of $39.8 million for the 24 weeks ended July 21, 2012, and used $9.2 million of cash for operations. As of July 21, 2012, the Company's current liabilities of $124.2 million (including $79.2 million due under its Credit Agreement) exceeded current assets of $20.1 million, and there was a total stockholders' deficit of $98.6 million.

At February 4, 2012 and April 28, 2012, the Company was not in compliance with several covenants under the Credit Agreement and the Company had been in active discussions with its lenders to obtain a short-term covenant compliance waiver to cure its existing defaults. On May 23, 2012, the Company entered into a forbearance agreement with its lenders that, among other items, suspended the lenders rights and remedies under the Credit Agreement through July 21, 2012. Based on the Company's default status under the Credit Agreement, the lenders had the right to provide the Company with notice to call the loan. Under the forbearance agreement, that right was relinquished until July 21, 2012 and certain restrictions were placed on the Company during the forbearance period. On June 6, 2012, the Company entered into the Second Amendment to the Credit Agreement (the “Second Amendment”), which waived the existing defaults and terminated the forbearance period.

The Second Amendment provided for revolving commitment limits of $90 million on June 6, 2012, $94 million on June 12, 2012, and $95 million on July 22, 2012. The Company was within the limits on each of those dates. Future revolving credit limits, as stipulated by the Second Amendment, are $94 million on September 15, 2012, $90 million on November 10, 2012 and $85 million on December 11, 2012 and thereafter, subject to the Company's satisfaction of certain conditions and covenants. The Credit Agreement, as amended by the Second Amendment, now matures on December 31, 2012 and bears interest at an annual base rate of 3.25% payable in cash on a monthly basis. Additionally, under the Second Amendment, all outstanding revolving loans (including both base-rate loans and LIBOR loans) and all outstanding accumulated and unpaid interest other than the 3.25% cash interest are now defined as Payment in Kind ("PIK") Obligations and accrue interest at a rate of fourteen percent (14%) per annum (“PIK interest”). This PIK interest accrues monthly and is due and payable in full, in cash upon termination of the Credit Agreement. Fifteen business days after the quarters ending July 21, 2012 and November 10, 2012, the amount by which adjusted EBITDA (as defined, net earnings from continuing operations before interest expense, income taxes, depreciation and amortization and other non-cash charges) exceeds ($4.8) million and $1.4 million, respectively, shall be paid in cash to reduce the PIK Obligation. At the end of each week, any cash amounts exceeding $5.0 million must be paid to reduce the revolving loans under the Credit Agreement within two (2) business days. In connection with the Second Amendment, the Company is required to pay to the lenders an amendment fee of $1.8 million, which is payable at maturity.

Other terms of the Second Amendment include, but are not limited to:

•
The Company granted the lenders warrants to purchase an aggregate amount equal to 19.9% of the common stock of the Company, calculated on a fully-diluted basis at the time of exercise. See further discussion in Note 9 to the Notes to Interim Consolidated Financial Statements.

•	The Company is required to provide financial statements for each 4-week period, weekly 13-week cash flow statements and weekly compliance certificates to the lenders.

•	The Company engaged a Chief Restructuring Officer.

•
The Company engaged an Investment Bank to solicit offers to purchase the Company and/or the debt outstanding under the Credit Agreement. The Company expects to begin soliciting offers during the third quarter of fiscal year 2012, with a targeted close of December 31, 2012. Management has developed a plan for an orderly liquidation in the event the Company is unable to execute restructuring alternatives that are acceptable to the lenders.

•	In connection with the Second Amendment, the Company executed amendments to its host agreements with Walmart and Sears, which, among other items, deferred payment of certain lease charges and fees.

•	The financial covenants included in the Credit Agreement were replaced with:

◦	Minimum Period Cumulative EBITDAR - assigned for each 4 week period for periods five through 11, which totals $5.2 million;

◦
Minimum Weekly Cumulative Gross Sales Revenue - gross sales related to the Sears and Walmart contracts are established on a weekly basis and total $169.8 million for the period May 27, 2012 through January 5, 2013;

◦	Minimum Weekly Cash - not permitted to be less than $2.3 million for any calendar week.

•
The Company's properties in St. Louis, Missouri and Matthews, North Carolina, with net carrying amounts of $2.68 million and $2.29 million at July 21, 2012, respectively, are currently under sale contracts for cash consideration of $3.00 million and $2.45 million, respectively. The processing facility and land in Charlotte, North Carolina, with a net carrying amount of $1.59 million at July 21, 2012, is currently being marketed for sale. Proceeds from these sales shall be applied to pay down the revolving loans with net proceeds obtained from the sale of the Charlotte, North Carolina facility permanently reducing the borrowing commitment levels. Additionally, the Company transitioned all of the processing activities formerly in Charlotte, North Carolina to its processing facility in St. Louis, Missouri.

On August 28, 2012, the Company entered into the Third Amendment to the Credit Agreement (the "Third Amendment"), which eliminated the excess EBITDA required payment after the quarter ending July 21, 2012 and extended the permanent reduction of borrowing commitment levels related to the net proceeds obtained from the sale of the Charlotte, North Carolina facility until December 1, 2012.

The Company was in compliance with all the covenants under its Credit Agreement, as amended, as of July 21, 2012.

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

RESULTS OF OPERATIONS

A summary of consolidated results of operations and key statistics follows (unaudited):

	12 Weeks Ended		24 Weeks Ended
in thousands, except share and per share data	July 21, 2012	July 23, 2011	July 21, 2012	July 23, 2011

Net sales	$53,440	$70,831	$123,246	$159,469

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization)	5,061	5,929	10,472	12,323
Selling, general and administrative expenses	51,840	66,899	112,812	140,433
Depreciation and amortization	1,871	3,738	4,053	7,754
Impairments	21,888	—	21,888	—
Other charges	2,688	1,167	6,702	4,344
	83,348	77,733	155,927	164,854

Loss from continuing operations	(29,908)	(6,902)	(32,681)	(5,385)

Interest expense, net	4,361	651	5,136	1,276
Other income (expense), net	98	(36)	(51)	53

Loss from continuing operations before income tax (benefit) expense	(34,171)	(7,589)	(37,868)	(6,608)
Income tax (benefit) expense	(281)	(1,671)	107	(1,361)

Net loss from continuing operations	(33,890)	(5,918)	(37,975)	(5,247)
Net loss from discontinued operations, net of income tax benefit	(1,349)	(381)	(1,956)	(390)

Net loss	(35,239)	(6,299)	(39,931)	(5,637)
Net loss attributable to noncontrolling interest	(80)	(55)	(128)	(140)

NET LOSS ATTRIBUTABLE TO CPI CORP.	$(35,159)	$(6,244)	$(39,803)	$(5,497)

Amounts Attributable to CPI Corp. Common Stockholders:
Net loss from continuing operations, net of income tax (benefit) expense	$(33,810)	$(5,863)	$(37,847)	$(5,107)
Net loss from discontinued operations, net of income tax benefit	(1,349)	(381)	(1,956)	(390)
Net loss	$(35,159)	$(6,244)	$(39,803)	$(5,497)

Net Loss per Common Share Attributable to CPI Corp.:
Net loss per share from continuing operations - diluted	$(4.75)	$(0.83)	$(5.36)	$(0.73)
Net loss per share from discontinued operations - diluted	(0.19)	(0.06)	(0.27)	(0.05)
Net loss per share - diluted	$(4.94)	$(0.89)	$(5.63)	$(0.78)

Weighted average number of common shares outstanding - diluted	7,112,780	7,040,441	7,063,546	7,016,291

12 weeks ended July 21, 2012 compared to 12 weeks ended July 23, 2011

The Company reported a net loss of ($35.2) million and ($6.2) million, or ($4.94) and ($0.89) per diluted share, for the second quarters ended July 21, 2012, and July 23, 2011, respectively.  Earnings in the period were significantly affected by comparable store sales declines, impairments and certain other charges.  Foreign currency translation effects did not have a material impact on the Company’s net earnings in the second quarter of 2012.

Net sales totaled $53.4 million and $70.8 million in the second quarters of fiscal 2012 and 2011, respectively.

•
Net sales for the second quarter of fiscal 2012 decreased $17.4 million, or 25%, to $53.4 million from the $70.8 million reported in the fiscal 2011 second quarter.  Net sales for the 2012 second quarter were negatively impacted by net studio closings ($7.1 million) and a net revenue recognition change ($3.2 million), offset in part by a positive impact from other items ($90,000).  Excluding the above impacts, comparable same-store sales in the quarter decreased approximately 13%.

Net sales from the Company’s PictureMe Portrait Studio® (PMPS) brand, on a comparable same-store basis, excluding impacts of net revenue recognition change, studio closures and other items totaling $5.5 million, decreased 11% in the second quarter of 2012 to $26.3 million from $29.6 million in the second quarter of 2011.  The decrease in PMPS sales for the second quarter was the result of a 13% decrease in the average sale per customer sitting, offset in part by a 2% increase in the number of sittings.

Net sales from the Company’s Sears Portrait Studio (SPS) brand, on a comparable same-store basis, excluding impacts of net revenue recognition change, studio closures and other items totaling $2.4 million, decreased 15% in the second quarter of 2012 to $21.7 million from $25.5 million in the second quarter of 2011.  The decrease in SPS sales for the second quarter was the result of a 12% decline in the average sale per customer sitting and a 3% decline in the number of sittings.

Net sales from the Company’s Kiddie Kandids® (KK) studio operations, on a comparable same-store basis, excluding impacts of net revenue recognition change, studio closures and other items totaling $2.5 million, decreased 5% in the second quarter of 2012 to $2.0 million from $2.1 million in the second quarter of 2011.  The decrease in KK sales for the second quarter was the result of a 14% decline in the average sale per customer sitting, offset in part by a 11% increase in the number of sittings.

The Bella Pictures® operations contributed approximately $1.3 million in net sales in the second quarter of 2012, up 14% from net sales of $1.1 million in the second quarter of 2011.

Costs and expenses were $83.3 million in the second quarter of 2012, compared with $77.7 million in the comparable prior-year period.

•
Cost of sales, excluding depreciation and amortization expense, decreased to $5.1 million in the second quarter of 2012 from $5.9 million in the second quarter of 2011 primarily due to lower overall production levels, offset in part by higher shipping charges resulting from certain promotional events.

•
Selling, general and administrative expense declined to $51.8 million in the second quarter of 2012 from $66.9 million in the second quarter of 2011, primarily due to net reductions in studio, field and corporate employment costs, lower host commission expense due to lower sales levels and reduced advertising expenses, partially offset by increased employee insurance costs.

•
Depreciation and amortization expense was $1.9 million in the second quarter of 2012, compared with $3.7 million in the second quarter of 2011.  Expense decreased in 2012 primarily as a result of significant impairment charges recognized during the fourth quarter of fiscal year 2011, which resulted in lowering or eliminating the depreciable base on many of the Company's long-lived assets.

•
Impairment charges in the second quarter of 2012 were $21.9 million and consisted of $3.1 million, $9.7 million and $9.1 million in charges related to the impairment of certain long-lived property and equipment, goodwill, and certain intangible long-lived assets, respectively.

•
In the second quarter of 2012, the Company recognized $2.7 million in other charges, compared with $1.2 million in the second quarter of 2011.  The current-quarter charges primarily relate to studio closure costs, severance and costs incurred in connection with the debt renegotiation.  The prior-year charges primarily related to severance and certain litigation costs.

Net interest expense increased to $4.4 million in the second quarter of 2012 from $651,000 in the second quarter of fiscal 2011, primarily as the result of higher average borrowings, the write-off of certain prepaid debt fees and higher interest charges and fees resulting from the Forbearance Agreement and Second Amendment to the Credit Agreement.

Income tax benefit was $281,000 and $1.7 million in the second quarters of 2012 and 2011, respectively.  The resulting effective tax rates were 1% and 22% in 2012 and 2011, respectively.  The change in the effective tax rate in 2012 was primarily due to the establishment of valuation allowances against the Company's deferred tax assets as of July 21, 2012 and the impact of current income taxes payable in certain foreign taxing jurisdictions.

24 weeks ended July 21, 2012 compared to 24 weeks ended July 23, 2011

The Company reported a net loss of ($39.8) million and ($5.5) million, or ($5.63) and ($0.78) per diluted share, for the 24-week period ended July 21, 2012, and July 23, 2011, respectively.  Earnings in the period were significantly affected by comparable store sales declines, impairments and certain other charges.  Foreign currency translation effects did not have a material impact on the Company’s net earnings in the first two quarters of 2012.

Net sales totaled $123.2 million and $159.5 million in the first two quarters of fiscal 2012 and 2011, respectively.

•
Net sales for the first two quarters of fiscal 2012 decreased $36.2 million, or 23%, to $123.2 million from the $159.5 million reported in the first two quarters of fiscal 2011.  Net sales for the first two quarters of 2012 were negatively impacted by net studio closings ($13.0 million), a net revenue recognition change ($314,000) and other items ($61,000).  Excluding the above impacts, comparable same-store sales during the period decreased approximately 17%.

Net sales from the Company’s PictureMe Portrait Studio® (PMPS) brand, on a comparable same-store basis, excluding impacts of net revenue recognition change, studio closures and other items totaling $8.2 million, decreased 16% in the first two quarters of 2012 to $61.5 million from $73.2 million in the first two quarters of 2011.  The decrease in PMPS sales during the period was the result of a 10% decline in the average sale per customer sitting and a 7% decline in the number of sittings.

Net sales from the Company’s Sears Portrait Studio (SPS) brand, on a comparable same-store basis, excluding impacts of net revenue recognition change, studio closures and other items totaling $2.4 million, decreased 18% in the first two quarters of 2012 to $48.5 million from $58.9 million in the first two quarters of 2011.  The decrease in SPS sales during the period was the result of a 10% decline in the average sale per customer sitting and a 8% decline in the number of sittings.

Net sales from the Company’s Kiddie Kandids® (KK) studio operations, on a comparable same-store basis, excluding impacts of net revenue recognition change, studio closures and other items totaling $2.8 million, decreased 11% in the first two quarters of 2012 to $4.1 million from $4.6 million in the first two quarters of 2011.  The decrease in KK sales during the period was the result of a 16% decline in the average sale per customer sitting, offset in part by a 6% increase in the number of sittings.

The Bella Pictures® operations contributed $2.1 million in net sales in the first two quarters of 2012 and 2011.

Costs and expenses were $155.9 million in the first two quarters of 2012, compared with $164.9 million in the comparable prior-year period.

•
Cost of sales, excluding depreciation and amortization expense, decreased to $10.5 million in the first two quarters of 2012 from $12.3 million in the first two quarters of 2011 primarily due to lower overall production levels, offset in part by higher shipping charges resulting from certain promotional events and decreases in silver recovery receipts.

•
Selling, general and administrative expense declined to $112.8 million in the first two quarters of 2012 from $140.4 million in the first two quarters of 2011, primarily due to net reductions in studio, field and corporate employment costs, lower host commission expense due to lower sales levels, reduced advertising expenses and lower stock compensation expense, partially offset by increased employee insurance costs.

•
Depreciation and amortization expense was $4.1 million in the first two quarters of 2012, compared with $7.8 million in the first two quarters of 2011.  Expense decreased in 2012 primarily as a result of significant impairment charges recognized during the fourth quarter of fiscal year 2011, which resulted in lowering or eliminating the depreciable base on many of the Company's long-lived assets.

•
Impairment charges in the first two quarters quarter of 2012 were $21.9 million and consisted of $3.1 million, $9.7 million and $9.1 million in charges related to the impairment of certain long-lived property and equipment, goodwill, and certain intangible long-lived assets, respectively.

•
In the first two quarters of 2012, the Company recognized charges of $6.7 million in other charges, compared with $4.3 million in the first two quarters of 2011.  The current-quarter charges primarily relate to studio closure costs, severance and costs incurred in connection with the debt renegotiation.  The prior-year charges primarily related to certain litigation costs, severance and costs incurred in connection with the Bella Pictures® Acquisition.

Net interest expense increased to $5.1 million in the first two quarters of 2012 from $1.3 million in the first two quarters of fiscal 2011, primarily as the result of higher average borrowings, the write-off of certain prepaid debt fees and higher interest charges and fees resulting from the Forbearance Agreement and Second Amendment to the Credit Agreement.

Income tax expense (benefit) was $107,000 and ($1.4) million in the first two quarters of 2012 and 2011, respectively.  The resulting effective tax rates were 0% and 21% in 2012 and 2011, respectively.  The change in the effective tax rate in 2012 was primarily due to the establishment of valuation allowances against the Company's deferred tax assets as of July 21, 2012 and the impact of current income taxes payable in certain foreign taxing jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of the Company’s cash flows for the first two quarters of 2012 and 2011:

	24 Weeks Ended
in thousands	July 21, 2012	July 23, 2011
	(Unaudited)	(Unaudited)
Net cash provided by (used in):
Operating activities	$(9,233)	$(2,373)
Financing activities	4,495	2,059
Investing activities	(1,830)	(2,393)
Effect of exchange rate changes on cash	(19)	(20)

Net decrease in cash	$(6,587)	$(2,727)

Net Cash Used In Operating Activities

Net cash used in operating activities was $9.2 million and $2.4 million during the first two quarters of 2012 and 2011, respectively.  The change is primarily due to an increase in cash used as a result of the change in net operating loss and the timing of payments related to changes in the various balance sheet accounts totaling approximately $10.6 million and increases in payments related to studio closures of $2.7 million, debt renegotiation costs of $1.8 million and interest expense of $1.3 million. These increases are offset in part by reductions in payments related to advertising of $3.0 million, litigation of $2.7 million, taxes of $2.7 million and employee commissions and bonuses of $1.2 million.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $4.5 million and $2.1 million in the first two quarters of 2012 and 2011, respectively.  In the first two quarters of 2012, activity was limited to net borrowings of $5.2 million, partially offset by payments of debt issuance costs of $0.7 million. In the first two quarters of 2011, net borrowings of $7.3 million were offset by payments for cash dividends of $3.5 million, common stock repurchases of $1.1 million and other items of $0.6 million.

Net Cash Used In Investing Activities

Net cash used in investing activities was $1.8 million during the first two quarters of 2012 compared to $2.4 million during the first two quarters of 2011.  The net decrease was primarily attributable to a decrease in capital spend of $2.1 million due in part to fewer remodel expenditures in PMPS studios and lower purchases of certain hardware and software items. Offsetting this was $800,000 in proceeds received from the sale of certain assets held for sale and the liquidation of the Rabbi Trust of $760,000 in the first two quarters of 2011.

Off-Balance Sheet Arrangements

Other than standby letters of credit primarily used to support the Company’s various large deductible insurance programs, the Company has no additional significant off-balance sheet arrangements.

Commitments and Contingencies

Standby Letters of Credit

As of July 21, 2012, the Company had standby letters of credit outstanding in the principal amount of $13.8 million primarily used in conjunction with the Company’s various large deductible insurance programs.

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

The reduction in available borrowing capacity resulting from the First Amendment, coupled with a significant reduction in earnings and operating cash flow, has resulted in significant liquidity challenges for the Company. The Company incurred a net loss of $39.8 million for the 24 weeks ended July 21, 2012, and used $9.2 million of cash for operations. As of July 21, 2012, the Company's current liabilities of $124.2 million (including $79.2 million due under its Credit Agreement) exceeded current assets of $20.1 million, and there was a total stockholders' deficit of $98.6 million.

At February 4, 2012 and April 28, 2012, the Company was not in compliance with several covenants under the Credit Agreement and the Company had been in active discussions with its lenders to obtain a short-term covenant compliance waiver to cure its existing defaults. On May 23, 2012, the Company entered into a forbearance agreement with its lenders that, among other items, suspended the lenders rights and remedies under the Credit Agreement through July 21, 2012. Based on the Company's default status under the Credit Agreement, the lenders had the right to provide the Company with notice to call the loan. Under the forbearance agreement, that right was relinquished until July 21, 2012 and certain restrictions were placed on the Company during the forbearance period. On June 6, 2012, the Company entered into the Second Amendment, which waived the existing defaults and terminated the forbearance period.

The Second Amendment provided for revolving commitment limits of $90 million on June 6, 2012, $94 million on June 12, 2012, and $95 million on July 22, 2012. The Company was within the limits on each of those dates. Future revolving credit limits, as stipulated by the Second Amendment, are $94 million on September 15, 2012, $90 million on November 10, 2012 and $85 million on December 11, 2012 and thereafter, subject to the Company's satisfaction of certain conditions and covenants. The Credit Agreement, as amended by the Second Amendment, now matures on December 31, 2012 and bears interest at an annual base rate of 3.25% payable in cash on a monthly basis. Additionally, under the Second Amendment, all outstanding revolving loans (including both base-rate loans and LIBOR loans) and all outstanding accumulated and unpaid interest other than the 3.25% cash interest are now defined as Payment in Kind ("PIK") Obligations and accrue interest at a rate of fourteen percent (14%) per annum (“PIK interest”). This PIK interest accrues monthly and is due and payable in full, in cash upon termination of the Credit Agreement. Fifteen business days after the quarters ending July 21, 2012 and November 10, 2012, the amount by which adjusted EBITDA (as defined, net earnings from continuing operations before interest expense, income taxes, depreciation and amortization and other non-cash charges) exceeds ($4.8) million and $1.4 million, respectively, shall be paid in cash to reduce the PIK Obligation. At the end of each week, any cash amounts exceeding $5.0 million must be paid to reduce the revolving loans under the Credit

Agreement within two (2) business days. In connection with the Second Amendment, the Company is required to pay to the lenders an amendment fee of $1.8 million, which is payable at maturity.

Other terms of the Second Amendment include, but are not limited to:

•
The Company granted the lenders warrants to purchase an aggregate amount equal to 19.9% of the common stock of the Company, calculated on a fully-diluted basis at the time of exercise. See further discussion in Note 9 to the Notes to Interim Consolidated Financial Statements.

•	The Company is required to provide financial statements for each 4-week period, weekly 13-week cash flow statements and weekly compliance certificates to the lenders.

•	The Company engaged a Chief Restructuring Officer.

•
The Company engaged an Investment Bank to solicit offers to purchase the Company and/or the debt outstanding under the Credit Agreement. The Company expects to begin soliciting offers during the third quarter of fiscal year 2012, with a targeted close of December 31, 2012. Management has developed a plan for an orderly liquidation in the event the Company is unable to execute restructuring alternatives that are acceptable to the lenders.

•	In connection with the Second Amendment, the Company executed amendments to its host agreements with Walmart and Sears, which, among other items, deferred payment of certain lease charges and fees.

•	The financial covenants included in the Credit Agreement were replaced with:

◦	Minimum Period Cumulative EBITDAR - assigned for each 4 week period for periods five through 11, which totals $5.2 million;

◦
Minimum Weekly Cumulative Gross Sales Revenue - gross sales related to the Sears and Walmart contracts are established on a weekly basis and total $169.8 million for the period May 27, 2012 through January 5, 2013;

◦	Minimum Weekly Cash - not permitted to be less than $2.3 million for any calendar week.

•
The Company's properties in St. Louis, Missouri and Matthews, North Carolina, with net carrying amounts of $2.68 million and $2.29 million at July 21, 2012, respectively, are currently under sale contracts for cash consideration of $3.00 million and $2.45 million, respectively. The processing facility and land in Charlotte, North Carolina, with a net carrying amount of $1.59 million at July 21, 2012, is currently being marketed for sale. Proceeds from these sales shall be applied to pay down the revolving loans with net proceeds obtained from the sale of the Charlotte, North Carolina facility permanently reducing the borrowing commitment levels. Additionally, the Company transitioned all of the processing activities formerly in Charlotte, North Carolina to its processing facility in St. Louis, Missouri.

On August 28, 2012, the Company entered into the Third Amendment to the Credit Agreement (the "Third Amendment"), which eliminated the excess EBITDA required payment after the quarter ending July 21, 2012 and extended the permanent reduction of borrowing commitment levels related to the net proceeds obtained from the sale of the Charlotte, North Carolina facility until December 1, 2012.

The Company was in compliance with all the covenants under its Credit Agreement, as amended, as of July 21, 2012.

As a result of the Second Amendment, the Company's debt is now due December 31, 2012. Accordingly, borrowings of $79.2 million under the revolving credit facility have been recorded as current liabilities as of July 21, 2012. Borrowings of $74.0 million were recorded as current liabilities as of February 4, 2012 due to non-compliance with the financial covenants.

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

Sale-leaseback Transaction

On July 27, 2012, the Company completed a sale-leaseback transaction of its properties in St. Louis, Missouri. The sale resulted in net proceeds to the Company of $2.8 million, which was used to pay down outstanding long-term debt in connection with certain mandatory prepayment requirements under the Second Amendment to the Credit Agreement. The lease has an initial term of twenty (20) years with two additional five (5) year options. Because the present value of the minimum lease payments exceeds 90 percent of the fair value of the leased property, the Company will account for the transaction as a capital lease and, accordingly, recorded an asset and an obligation in the third fiscal quarter of 2012.

ACCOUNTING PRONOUNCEMENTS AND POLICIES

New Accounting Standards

In December 2011, the FASB issued ASU No. 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income" ("ASU No. 2011-05")" ("ASU No. 2011-12"). ASU 2011-05 was issued by the FASB in June 2011 and requires entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-12 amended ASU 2011-05 as to how, when and where reclassification adjustments are presented. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The amendments in ASU 2011-12 and ASU 2011-05 were both effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted the applicable requirements of ASU No. 2011-12 and ASU 2011-05 on February 5, 2012. See the Interim Consolidated Statements of Comprehensive Loss presented in this report.

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

During the 12 and 24 week periods ended July 21, 2012, the Company recorded impairment charges of $3.1 million in the Impairments line in the Interim Consolidated Statements of Operations. These impairment charges related to identified property and equipment assets whose carrying values exceeded their fair values. See Note 5 to the Notes to Interim Consolidated Financial Statements.

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

Historically, the Company has performed its annual goodwill impairment test at the end of its second quarter, or more frequently if circumstances indicate the potential for impairment. In view of declining operating results over the past year, the Company has performed interim goodwill impairment tests in each of its last five fiscal quarters. The key item of consideration is the Company's estimates of future cash flows, the most significant assumption being the Company's expectation of future PMPS studio sales levels, and other relevant factors.

In the fourth fiscal quarter of 2011, the Company performed a goodwill impairment test as of its fiscal year ended February 4, 2012, and determined the carrying amounts of goodwill in its PMPS and SPS reporting units exceeded their fair value. As such, the Company performed the second step and determined that the goodwill recorded was impaired by approximately $12.1 million at that time. As of February 4, 2012, the Company had remaining goodwill recorded in its PMPS reporting unit of approximately $9.8 million.

At the end of its 2012 first fiscal quarter, the Company considered possible impairment triggering events and concluded that no goodwill impairment was indicated at that date. At the end of the Company's 2012 second fiscal quarter, the Company completed its annual impairment test and concluded that the carrying amount of goodwill in its PMPS reporting unit exceeded its fair value. Key items of consideration in the annual impairment test included the Company's estimates of future cash flows and the Second Amendment to the Credit Agreement (see Note 8 to the Notes to Interim Consolidated Financial Statements), which requires the Company to be marketed for sale. The Company then performed the second step of the goodwill impairment test and determined that the remaining goodwill recorded was fully impaired and recorded a charge of $9.7 million, which was recorded in the Impairments line in the Interim Consolidated Statements of Operations for the 12 and 24 weeks ended July 21, 2012.

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

As of July 21, 2012, the Company considered whether possible impairment triggering events of its intangible assets had occurred, particularly in light of the Second Amendment to the Credit Agreement (see Note 8 to the Notes to Interim Consolidated Financial Statements), which requires the Company to be marketed for sale. By themselves, the cash flows generated through the expected date of sale do not recover the assets; however, the Company also included the estimated future cash flows resulting from the sale of its business. Upon analysis, the Company determined that the carrying amounts of the PMPS host agreement and Kiddie Kandids customer list exceeded their fair value, and accordingly recognized impairment charges of $8.8 million and $47,000, respectively, in the second fiscal quarter of 2012. In addition, the Company determined that the carrying amount of the Bella Pictures® tradename was fully impaired and recorded a charge of $259,000 in the second fiscal quarter of 2012. The impairment charges are recorded in the Impairments line in the Interim Consolidated Statements of Operations for for the 12 and 24 weeks ended July 21, 2012.

The Company's estimates of future sale value contained several subjective assumptions. Should the estimated sale values used to determine future cash flows change by 5%, the value of the PMPS host agreement and customer list would be impacted by $1.0 million and $91,000, respectively.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties.  The Company identifies forward-looking statements by using words such as “preliminary,” “plan,” “expect,” “looking ahead,” “anticipate,” “estimate,” “believe,” “should,” “intend” and other similar expressions.  Management wishes to caution the reader that these forward-looking statements, such as the Company’s outlook with respect to its significant liquidity challenges and ability to continue as a going concern, portrait studios, net income, future cash requirements, cost savings, compliance with debt covenants, valuation allowances, reserves for charges and impairments, capital expenditures and other similar statements, are only predictions or expectations; actual events or results may differ materially as a result of risks facing the Company.

Such risks include, but are not limited to: the Company's ability to operate as a going concern, the Company's ability to refinance its indebtedness prior to the expiration of its Credit Agreement, the Company's need for additional liquidity, the Company's dependence on Walmart, Sears and Toys “R” Us, the approval of the Company’s business practices and operations by Walmart, Sears and Toys “R” Us, the termination, breach, limitation or increase of the Company's expenses by Walmart under the lease and license agreements and Sears and Toys “R” Us under the license agreements, the Company's ability to comply with its debt covenants under its Credit Agreement, as amended, restrictions on the Company’s business imposed by agreements governing its debt, the Company's ability to generate sufficient cash flow or raise additional capital to cover its operating expenses, the inability of the Company to pay dividends, customer demand for the Company's products and services, the economic recession and resulting decrease in consumer spending, manufacturing interruptions, dependence on certain suppliers, competition, dependence on key personnel, fluctuations in operating results, a significant increase in piracy of the Company's photographs, widespread equipment failure, implementation of marketing and operating strategies, outcome of litigation and other claims, impact of declines in global equity markets to the pension plan, impact of foreign currency translation and the limited trading market of its stock and other risks as may be described in the Company’s filings with the Securities and Exchange Commission, including its Form 10-K for the fiscal year ended February 4, 2012, as originally filed on May 7, 2012.

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

At July 21, 2012, the Company’s obligations under its revolving credit facility have floating interest rates.  The impact of a 1% change in interest rates affecting the Company’s debt would increase or decrease interest expense by approximately $792,000.

The Company’s net assets, net earnings and cash flows from its Canadian and Mexican operations are based on the U.S. dollar equivalent of such amounts measured in the respective country’s functional currency.  Assets and liabilities are translated to U.S. dollars using the applicable exchange rates as of the end of a reporting period.  Revenues, expenses and cash flows are translated using the average exchange rate during each period.  The Company’s Canadian operations constitute 14.4% of the Company’s total assets and 17.4% of the Company’s total sales as of and for the 24 weeks ended July 21, 2012.  A hypothetical 10% unfavorable change in the Canadian-to-U.S. dollar exchange rate would cause an approximate $900,000 decrease to the Company’s net asset balance and could materially adversely affect its revenues, expenses and cash flows.  The Company’s exposure to changes in foreign exchange rates relative to the Mexican operations is minimal, as Mexican operations constitute only 3.8% of the Company’s total assets and 2.7% of the Company’s total sales as of and for the 24 weeks ended July 21, 2012.

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

Under the supervision of and with the participation of management, including the Interim Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of July 21, 2012.  Based on this evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 21, 2012.

b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended July 21, 2012, which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 of the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1. Legal Proceedings

The Company was a defendant in a lawsuit entitled TPP Acquisition, Inc. v. CPI Corp., filed April 1, 2011, as amended on April 18, 2011, in the Supreme Court of the State of New York, County of New York, Index No. 650883/2011.  Plaintiff alleged it acquired the assets of The Picture People, Inc. on or about March 1, 2011.  The Company was a competing bidder for the assets.  Plaintiff alleged that the Company has improperly used information obtained under a confidentiality agreement to interfere with Plaintiff's business relations with landlords of Picture People studios and to engage in unfair competition.  Plaintiff sought injunctive relief and damages of not less than $40 million.  The Company believed that the lawsuit was without merit and filed a motion to dismiss on May 19, 2011. Oral arguments were presented on the Company's motion to dismiss on October 4, 2011. On February 14, 2012, the Court denied the Company's Motion to Dismiss the breach of contract and interference with the Plaintiff's business relations with landlords, but granted the Company's Motion to Dismiss the unfair competition claim. The Company filed an Answer and Counterclaims on March 26, 2012. The Company and Plaintiff reached a settlement on this matter on August 30, 2012, with no admission of liability or payment by either party.

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

The Company incurred a net loss of $39.8 million for the 24 weeks ended July 21, 2012, and used $9.2 million of cash for operations. As of July 21, 2012, the Company's current liabilities of $124.2 million (including $79.2 million due under its Credit Agreement) exceeded current assets of $20.1 million, and there was a total stockholders' deficit of $98.6 million. On December 21, 2011, in connection with obtaining a waiver of noncompliance with its leverage coverage ratio, the amount of availability under the Company's Credit Agreement was reduced from $105 million to $90 million.

At February 4, 2012 and April 28, 2012, the Company was not in compliance with several covenants under the Credit Agreement and the Company had been in active discussions with its lenders to obtain a short-term covenant compliance waiver to cure its existing defaults. On May 23, 2012, the Company entered into a forbearance agreement with its lenders that, among other items, suspended the lenders rights and remedies under the Credit Agreement through July 21, 2012. Based on the Company's default status under the Credit Agreement, the lenders had the right to provide the Company with notice to call the loan. Under the forbearance agreement, that right was relinquished until July 21, 2012 and certain restrictions were placed on the Company during the forbearance period. On June 6, 2012, the Company entered into the Second Amendment to the Credit Agreement (the “Second

Amendment”), which waived the existing defaults and terminated the forbearance period.

The Second Amendment provided for revolving commitment limits of $90 million on June 6, 2012, $94 million on June 12, 2012, and $95 million on July 22, 2012. The Company was within the limits on each of those dates. Future revolving credit limits, as stipulated by the Second Amendment, are $94 million on September 15, 2012, $90 million on November 10, 2012 and $85 million on December 11, 2012 and thereafter, subject to the Company's satisfaction of certain conditions and covenants. The Credit Agreement, as amended by the Second Amendment, now matures on December 31, 2012 and bears interest at an annual base rate of 3.25% payable in cash on a monthly basis. Additionally, under the Second Amendment, all outstanding revolving loans (including both base-rate loans and LIBOR loans) and all outstanding accumulated and unpaid interest other than the 3.25% cash interest are now defined as Payment in Kind ("PIK") Obligations and accrue interest at a rate of fourteen percent (14%) per annum (“PIK interest”). This PIK interest accrues monthly and is due and payable in full, in cash upon termination of the Credit Agreement. Fifteen business days after the quarters ending July 21, 2012 and November 10, 2012, the amount by which adjusted EBITDA (as defined, net earnings from continuing operations before interest expense, income taxes, depreciation and amortization and other non-cash charges) exceeds ($4.8) million and $1.4 million, respectively, shall be paid in cash to reduce the PIK Obligation. At the end of each week, any cash amounts exceeding $5.0 million must be paid to reduce the revolving loans under the Credit Agreement within two (2) business days. In connection with the Second Amendment, the Company is required to pay to the lenders an amendment fee of $1.8 million, which is payable at maturity.

Other terms of the Second Amendment include, but are not limited to:

•
The Company granted the lenders warrants to purchase an aggregate amount equal to 19.9% of the common stock of the Company, calculated on a fully-diluted basis at the time of exercise. See further discussion in Note 9 to the Notes to Interim Consolidated Financial Statements.

•	The Company is required to provide financial statements for each 4-week period, weekly 13-week cash flow statements and weekly compliance certificates to the lenders.

•	The Company engaged a Chief Restructuring Officer.

•
The Company engaged an Investment Bank to solicit offers to purchase the Company and/or the debt outstanding under the Credit Agreement. The Company expects to begin soliciting offers during the third quarter of fiscal year 2012, with a targeted close of December 31, 2012. Management has developed a plan for an orderly liquidation in the event the Company is unable to execute restructuring alternatives that are acceptable to the lenders.

•	In connection with the Second Amendment, the Company executed amendments to its host agreements with Walmart and Sears, which, among other items, deferred payment of certain lease charges and fees.

•	The financial covenants included in the Credit Agreement were replaced with:

◦	Minimum Period Cumulative EBITDAR - assigned for each 4 week period for periods five through 11, which totals $5.2 million;

◦
Minimum Weekly Cumulative Gross Sales Revenue - gross sales related to the Sears and Walmart contracts are established on a weekly basis and total $169.8 million for the period May 27, 2012 through January 5, 2013;

◦	Minimum Weekly Cash - not permitted to be less than $2.3 million for any calendar week.

•
The Company's properties in St. Louis, Missouri and Matthews, North Carolina, with net carrying amounts of $2.68 million and $2.29 million at July 21, 2012, respectively, are currently under sale contracts for cash consideration of $3.00 million and $2.45 million, respectively. The processing facility and land in Charlotte, North Carolina, with a net carrying amount of $1.59 million at July 21, 2012, is currently being marketed for sale. Proceeds from these sales shall be applied to pay down the revolving loans with net proceeds obtained from the sale of the Charlotte, North Carolina facility permanently reducing the borrowing commitment levels. Additionally, the Company transitioned all of the processing activities formerly in Charlotte, North Carolina to its processing facility in St. Louis, Missouri.

On August 28, 2012, the Company entered into the Third Amendment to the Credit Agreement (the "Third Amendment"), which eliminated the excess EBITDA required payment after the quarter ending July 21, 2012 and extended the permanent reduction of borrowing commitment levels related to the net proceeds obtained from the sale of the Charlotte, North Carolina facility until December 1, 2012.

The Company was in compliance with all the covenants under its Credit Agreement, as amended, as of July 21, 2012.

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

In the first 24 weeks of fiscal year 2012, the Company closed 353, 14, 138 and 19 underperforming PMPS, SPS, KKPS and Portrait Gallery studios, respectively. The determination to close the PMPS, SPS and Portrait Gallery studio locations and 35 of the KKPS studio locations was the result of an in-depth analysis by the Company of its portfolio in an effort to focus resources in a manner that will improve short-term cash flows. The decision to close the additional 103 KKPS studio locations was the result of certain minimum sales requirements not being met as stipulated by the host agreement with Toys "R" Us. If the Company's operating results from its KKPS stores do not improve, the Company may be required to close additional KKPS studios pursuant to its agreement with Toys "R" Us.

If our studio sales trends do not improve or if our hosts close a significant number of stores that contain our portrait studios, we may be required to close additional studio locations in our host retail stores, which could materially adversely affect our business, operating results and cash flows.

Items 2, 3 and 4 are inapplicable and have been omitted.

Item 5. Other Information

(a)    Entry Into a Material Definitive Agreement.

Third Amendment to the Credit Agreement

On August 28, 2012, the Company entered into the Third Amendment to the Credit Agreement (the "Third Amendment"), which eliminated the excess EBITDA required payment after the quarter ending July 21, 2012 and extended the permanent reduction of borrowing commitment levels related to the net proceeds obtained from the sale of the Charlotte, North Carolina facility until December 1, 2012.

Item 6. Exhibits

Exhibits:    An Exhibit index has been filed as part of this Report on Page E-1 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI CORP.
(Registrant)

By:          /s/Dale Heins
_____________________________________
Dale Heins
Executive Vice President, Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:           /s/Rose O'Brien
____________________________________
Rose O'Brien
Vice President, Corporate Controller
(Principal Accounting Officer)

Date: August 30, 2012

CPI CORP.
E-1
EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
10.50
Contract for Purchase and Sale of Real Estate entered into on July 12th, 2012, by and between CPI Corp. and American Milling LP, an Illinois limited partnership, incorporated herein by reference to CPI Corp's Form 8-K, Exhibit 10.1, filed July 19, 2012.

10.51
Purchase and Sale Agreement entered into on July 26th, 2012, by and between CPI Corp. and Harris Teeter, Inc., a North Carolina corporation, incorporated herein by reference to CPI Corp's Form 8-K, Exhibit 10.1, filed July 31, 2012.

10.52
Lease Agreement entered into on July 27th, 2012, by and between CPI Corp. and 1706 Washington Avenue, LLC, an Illinois limited liability company, incorporated herein by reference to CPI Corp's Form 8-K, Exhibit 10.2, filed July 31, 2012.

10.53	Letter of Resignation from the Board of Directors of CPI Corp. from Michael Glazer dated August 22, 2012, incorporated herein by reference to CPI Corp's Form 8-K, Exhibit 10.1, filed August 28, 2012.

10.54	Amendment No. 3 dated August 28, 2012, to the Credit Agreement dated as of August 30, 2010, as amended, among the Company and Bank of America, N.A., as administrative agent for the lenders.

11.1	Computation of Per Common Share Loss - Diluted - for the 12 and 24 weeks ended July 21, 2012, and July 23, 2011.

11.2	Computation of Per Common Share Loss - Basic - for the 12 and 24 weeks ended July 21, 2012, and July 23, 2011.

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by the Chief Executive Officer.

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by the Chief Financial Officer.

32.0	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and the Chief Financial Officer.

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Schema Document

101.CAL^	XBRL Taxonomy Calculation Linkbase Document

101.DEF^	XBRL Taxonomy Definition Linkbase Document

101.LAB^	XBRL Taxonomy Label Linkbase Document

101.PRE^	XBRL Taxonomy Presentation Linkbase Document

^	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed "furnished" and "not filed".