Form 10-Q
period 2012-11-10
CPI CORP
filed 2012-12-31
CIK 25354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 10, 2012                                                                                or

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

As of December 26, 2012, 7,200,318 shares of the registrant’s common stock were outstanding.

CPI CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
40 WEEKS ENDED NOVEMBER 10, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CPI CORP.
Interim Consolidated Balance Sheets - Assets
(Unaudited)

in thousands	November 10, 2012	February 4, 2012

ASSETS
Current assets:
Cash and cash equivalents	$3,912	$8,524
Accounts receivable:
Trade	3,115	4,173
Other	674	443
Inventories	8,007	7,952
Prepaid expenses and other current assets	5,058	3,988
Refundable income taxes	—	255

Total current assets	20,766	25,335

Property and equipment:
Land	1,785	2,185
Buildings and building improvements	20,221	22,698
Leasehold improvements	3,530	4,022
Photographic, sales and manufacturing equipment	113,634	116,895
Property not in use (Note 5)	—	3,401
Total	139,170	149,201
Less accumulated depreciation and amortization	131,806	131,400
Property and equipment, net	7,364	17,801

Prepaid debt fees	588	1,112
Goodwill	—	9,772
Intangible assets, net	16,746	30,436
Deferred tax assets	3,081	1,362
Other assets	7,651	8,712

TOTAL ASSETS	$56,196	$94,530

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Balance Sheets – Liabilities and Stockholders’ Deficit
(Unaudited)

in thousands, except share and per share data	November 10, 2012	February 4, 2012

LIABILITIES
Current liabilities:
Current portion of long-term debt (Note 8)	$79,388	$74,000
Accounts payable	5,815	5,322
Accrued employment costs	6,409	6,622
Customer deposit liability	14,134	12,930
Income taxes payable	68	—
Sales taxes payable	3,722	2,788
Deferred income taxes	3,081	1,393
Accrued advertising expenses	1,064	1,318
Accrued expenses and other liabilities	22,767	12,131

Total current liabilities	136,448	116,504

Long-term debt, less current maturities (Note 8)	—	—
Accrued pension plan obligations	22,267	23,043
Other liabilities	16,125	13,796

Total liabilities	174,840	153,343

CONTINGENCIES (Note 13)

STOCKHOLDERS' DEFICIT
Preferred stock, no par value, 1,000,000 shares authorized; no shares outstanding	—	—
Preferred stock, Series A, no par value, 200,000 shares authorized; no shares outstanding	—	—
Common stock, $0.40 par value, 16,000,000 shares authorized; 9,097,361 and 9,134,956 shares outstanding at November 10, 2012 and February 4, 2012, respectively	3,639	3,654
Additional paid-in capital	32,222	31,892
Retained losses	(83,841)	(23,809)
Accumulated other comprehensive loss	(22,562)	(22,501)
	(70,542)	(10,764)
Treasury stock - at cost, 1,897,043 and 2,097,043 shares at November 10, 2012 and February 4, 2012, respectively	(47,848)	(47,900)

Total CPI Corp. stockholders' deficit	(118,390)	(58,664)
Noncontrolling interest in subsidiary	(254)	(149)

Total stockholders' deficit	(118,644)	(58,813)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$56,196	$94,530

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Statements of Operations
(Unaudited)

in thousands, except share and per share data	16 Weeks Ended		40 Weeks Ended
	November 10, 2012	November 12, 2011	November 10, 2012	November 12, 2011
Net sales	$69,501	$94,554	$192,747	$254,023

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization)	6,951	8,626	17,423	20,949
Selling, general and administrative expenses	67,193	92,914	180,005	233,347
Depreciation and amortization	2,031	4,609	6,084	12,363
Impairments	3,955	—	25,843	—
Other charges	3,135	699	9,837	5,043
	83,265	106,848	239,192	271,702

Loss from continuing operations	(13,764)	(12,294)	(46,445)	(17,679)

Interest expense, net	6,068	1,286	11,204	2,562
Other expense, net	78	281	129	228

Loss from continuing operations before income taxes	(19,910)	(13,861)	(57,778)	(20,469)
Income tax expense (benefit)	176	(7,442)	283	(8,803)

Net loss from continuing operations	(20,086)	(6,419)	(58,061)	(11,666)
Net loss from discontinued operations, net of income tax benefit (Note 4)	(120)	(830)	(2,076)	(1,220)

Net loss	(20,206)	(7,249)	(60,137)	(12,886)
Net income (loss) attributable to noncontrolling interest	23	1	(105)	(139)

NET LOSS ATTRIBUTABLE TO CPI CORP.	$(20,229)	$(7,250)	$(60,032)	$(12,747)

Amounts Attributable to CPI Corp. Common Stockholders:
Net loss from continuing operations, net of income tax expense (benefit)	$(20,109)	$(6,420)	$(57,956)	$(11,527)
Net loss from discontinued operations, net of income tax benefit	(120)	(830)	(2,076)	(1,220)
Net loss	$(20,229)	$(7,250)	$(60,032)	$(12,747)

Net Loss per Common Share Attributable to CPI Corp.:
Net loss per share from continuing operations-basic and diluted	$(2.79)	$(0.91)	$(8.14)	$(1.64)
Net loss per share from discontinued operations-basic and diluted	(0.02)	(0.12)	(0.29)	(0.17)
Net loss per share-basic and diluted	$(2.81)	$(1.03)	$(8.43)	$(1.81)

Weighted average common shares outstanding-basic and diluted	7,200,318	7,039,858	7,118,255	7,026,855

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Statements of Comprehensive Loss
(Unaudited)

in thousands	16 Weeks Ended		40 Weeks Ended
	November 10, 2012	November 12, 2011	November 10, 2012	November 12, 2011
Net loss	$(20,206)	$(7,249)	(60,137)	$(12,886)

Other comprehensive income (loss):
Foreign currency translation adjustments	58	(511)	(61)	(80)

Comprehensive loss	(20,148)	(7,760)	(60,198)	(12,966)
Less: Comprehensive income (loss) attributable to noncontrolling interest	23	1	(105)	(139)

Comprehensive loss attributable to CPI Corp.	$(20,171)	$(7,761)	$(60,093)	$(12,827)

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Statement of Changes in Stockholders’ Deficit
(Unaudited)

Forty weeks ended November 10, 2012

in thousands, except share data
	Common stock	Additional paid-in capital	Retained losses	Accumulated other comprehensive loss	Treasury stock, at cost	Noncontrolling interest	Total
Balance at February 4, 2012	$3,654	$31,892	$(23,809)	$(22,501)	$(47,900)	$(149)	$(58,813)

Net loss	—	—	(60,032)	—	—	(105)	(60,137)
Total other comprehensive loss, (consisting of foreign exchange impact)	—	—	—	(61)	—	—	(61)
Surrender of employee shares for taxes (11,596 shares)	(5)	(13)	—	—	—	—	(18)
Issuance of treasury stock (200,000 shares, at cost)	—	—	—	—	52	—	52
Issuance of stock warrants	—	350	—	—	—	—	350
Forfeiture of restricted stock awards (25,999 shares)	(10)	(222)	—	—	—	—	(232)
Forfeiture of stock options	—	(93)	—	—	—	—	(93)
Stock-based compensation recognized	—	308	—	—	—	—	308

Balance at November 10, 2012	$3,639	$32,222	$(83,841)	$(22,562)	$(47,848)	$(254)	$(118,644)

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Statements of Cash Flows
(Unaudited)

in thousands	40 Weeks Ended
	November 10, 2012	November 12, 2011
Reconciliation of net loss to cash flows used in operating activities:

Net loss	$(60,137)	$(12,886)

Adjustments for items not requiring (providing) cash:
Depreciation and amortization	6,084	12,363
Amortization of prepaid debt fees and other non-cash interest expense	3,279	426
Amortization of stock warrants	266	—
Loss from discontinued operations	2,076	1,220
Stock-based compensation expense	(17)	1,390
Issuance of common stock to Sears	52	—
Loss (gain) on sale of assets held for sale	103	(159)
Loss on disposition of property and equipment	435	—
Impairment of goodwill	9,719	—
Impairment of property and equipment	3,835	—
Impairment of intangible assets	12,289	—
Deferred income tax provision	(129)	(9,936)
Pension, supplemental retirement plan and profit sharing expense	350	1,213
Other	—	29

Increase (decrease) in cash flow from operating assets and liabilities:
Accounts receivable	819	(2,634)
Inventories	(96)	(4,179)
Prepaid expenses and other current assets	(1,324)	(821)
Accounts payable	502	4,427
Contribution to pension plan	(1,114)	(2,335)
Accrued expenses and other liabilities	9,064	1,424
Deferred lease fees	86	894
Income taxes payable	422	(2,485)
Deferred revenues and related costs	1,321	2,607
Other	—	187

Cash flows used in continuing operations	(12,115)	(9,255)
Cash flows used in discontinued operations	(930)	(2,791)
Cash flows used in operating activities	(13,045)	(12,046)

See accompanying footnotes to the interim consolidated financial statements.

CPI CORP.
Interim Consolidated Statements of Cash Flows (continued)
(Unaudited)

in thousands	40 Weeks Ended
	November 10, 2012	November 12, 2011
Cash flows used in operating activities	(13,045)	(12,046)

Cash flows provided by financing activities:
Borrowings under revolving credit facility	123,048	147,500
Repayments on revolving credit facility	(117,660)	(122,900)
Payment of debt issuance costs	(855)	—
Proceeds from lease financing obligation	2,817	—
Cash dividends	—	(5,270)
Purchase of treasury stock	—	(1,087)
Surrender of employee shares for taxes	(18)	(690)
Other	—	(2)
Cash flows provided by financing activities	7,332	17,551

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(2,514)	(7,107)
Proceeds from sale of assets held for sale	3,772	800
Proceeds from liquidation of Rabbi Trust	—	760
Other	—	8
Cash flows provided by (used in) investing activities for continuing operations	1,258	(5,539)
Cash flows used in investing activities for discontinued operations	(170)	(856)
Cash flows provided by (used in) investing activities	1,088	(6,395)

Effect of exchange rate changes on cash and cash equivalents	13	116

Net decrease in cash and cash equivalents	(4,612)	(774)

Cash and cash equivalents at beginning of year	8,524	5,363

Cash and cash equivalents at end of period	$3,912	$4,589

Supplemental cash flow information:
Interest paid	$2,537	$1,788

Income taxes (received) paid, net	$(21)	$3,324

Supplemental non-cash financing activities:
Issuance of treasury stock under the Employee Profit Sharing Plan	$—	$800
Issuance of common stock, restricted stock and stock options to employees and directors	$28	$1,634
Issuance of stock warrants	$350	$—
Issuance of common stock to Sears	$52	$—
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

As of November 10, 2012, the Company operates 2,701 professional portrait studios, 176 of which are temporary in nature, throughout the U.S., Canada, Mexico and Puerto Rico, principally under lease and license agreements with Walmart and license agreements with Sears and Toys "R" Us.  The Company also operates websites that support and complement its Walmart, Sears and Toys "R" Us studio operations.  These websites serve as vehicles to archive, share portraits via email (after a portrait session) and order additional portraits and products.

The Company's fiscal year ends on the first Saturday in February. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years. Fiscal year 2012 refers to the 52-week period ended February 2, 2013. Fiscal year 2011 refers to the 52-week period ended February 4, 2012. The interim consolidated financial statements as of and for the 16 and 40 weeks ended November 10, 2012, are unaudited and reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the CPI Corp. 2011 Annual Report on Form 10-K for its fiscal year ended February 4, 2012.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

During the 16-week period ended November 10, 2012, the Company recorded adjustments related to the closure of thirteen (13) studio locations subject to operating leases, which resulted in a net expense of $756,000, to correct errors in previously recognized liabilities for operating leases recorded during the 12-week period ended July 21, 2012. These correcting adjustments are out of period because they relate to the Company's interim consolidated financial statements as of and for the 12-week period ended July 21, 2012. The amount of such adjustments was not material to the consolidated results of operations for the 12-week period ended July 21, 2012 or the 16-week period ended November 10, 2012. The expense was recorded to Other charges in the interim consolidated statements of operations for the 16 and 40 weeks ended November 10, 2012.

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

Until the second quarter of fiscal year 2012, the Company provided wedding photography and videography services and products through its subsidiary, Bella Pictures Holdings, LLC ("Bella Pictures®"). On December 17, 2012, the Company sold the Bella Pictures® tradename, certain assets and all remaining customer contracts. The sale will result in a net cash payout of approximately $195,000, primarily related to customer deposits received on open contracts. Also in the second quarter of 2012, the Company discontinued its Portrait Gallery from Bella Pictures ("Portrait Gallery") operations (see Note 4).

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

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

Amendment") to the Credit Agreement (the “Credit Agreement”) on December 16, 2011, which suspended the leverage ratio test for the quarter ended November 12, 2011; reduced the revolving commitment from $105 million to $90 million; and suspended dividend and other restricted payments, including share repurchases.

The reduction in available borrowing capacity resulting from the First Amendment, coupled with a significant reduction in earnings and operating cash flow, has resulted in significant liquidity challenges for the Company. The Company incurred a net loss of $60.1 million for the 40 weeks ended November 10, 2012, and used $13.0 million of cash for operations. As of November 10, 2012, the Company's current liabilities of $136.4 million (including $79.4 million due under its Credit Agreement) exceeded current assets of $20.8 million, and there was a total stockholders' deficit of $118.6 million.

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

The Second Amendment provided for revolving commitment limits of $90 million on June 6, 2012, $94 million on June 12, 2012, $95 million on July 22, 2012, $94 million on September 15, 2012, $90 million on November 10, 2012 and $85 million on December 11, 2012 and thereafter, subject to the Company's satisfaction of certain conditions and covenants. The Credit Agreement, as amended by the Second Amendment, matures on December 31, 2012 and bears interest at an annual base rate of 3.25% payable in cash on a monthly basis. Additionally, under the Second Amendment, all outstanding revolving loans (including both base-rate loans and LIBOR loans) and all outstanding accumulated and unpaid interest other than the 3.25% cash interest are now defined as Payment in Kind ("PIK") Obligations and accrue interest at a rate of fourteen percent (14%) per annum (“PIK interest”). This PIK interest accrues monthly and is due and payable in full, in cash upon termination of the Credit Agreement. Fifteen business days after the quarters ending July 21, 2012 and November 10, 2012, the amount by which adjusted EBITDA (as defined, net earnings from continuing operations before interest expense, income taxes, depreciation and amortization and other non-cash charges) exceeded ($4.8) million and $1.4 million, respectively, was to be paid in cash to reduce the PIK Obligation. At the end of each week, any cash amounts exceeding $5.0 million must be paid to reduce the revolving loans under the Credit Agreement within two (2) business days. In connection with the Second Amendment, the Company is required to pay to the lenders an amendment fee of $1.8 million, which is payable at maturity.

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

•
The Company engaged an Investment Bank to solicit offers to purchase the Company and/or the debt outstanding under the Credit Agreement. The Company began soliciting offers during the third quarter of fiscal year 2012 and expects a targeted close during the first quarter of 2013. Management has developed a plan for an orderly liquidation in the event the Company is unable to execute restructuring alternatives that are acceptable to the lenders.

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

•
The Company's properties in St. Louis, Missouri, Matthews, North Carolina, and Charlotte, North Carolina were sold during fiscal year 2012. Proceeds from these sales were applied to pay down the revolving loans with net proceeds obtained from the sale of the Charlotte, North Carolina facility permanently reducing the borrowing commitment levels. Also during fiscal year 2012, the Company transitioned all of the processing activities formerly in Charlotte, North Carolina to its processing facility in St. Louis, Missouri.

On August 28, 2012, the Company entered into the Third Amendment to the Credit Agreement (the "Third Amendment"), which

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

eliminated the excess EBITDA required payment after the quarter ending July 21, 2012 and extended the permanent reduction of borrowing commitment levels related to the net proceeds obtained from the sale of the Charlotte, North Carolina facility until December 1, 2012.

On November 9, 2012, the Company entered into the Fourth Amendment to the Credit Agreement (the "Fourth Amendment"), which extended the revolving commitment of $94 million to November 12, 2012 and increased the revolving commitment limit from $90 million to $91.2 million from November 13, 2012 to and including November 20, 2012. Subsequently, the limit was reduced to $90 million as originally stipulated in the Second Amendment.

As of November 10, 2012, the Company was not in compliance with certain provisions of its Credit Agreement, as amended, including the Minimum Period Cumulative EBITDAR covenant and certain studio closure and lease abandonment provisions. Since that time, the Company has also fallen out of compliance with several additional covenants and such noncompliance exists as of December 31, 2012. The Company is currently negotiating a forbearance agreement with the lenders to, among other items, delay them from exercising their rights and remedies under the Credit Agreement until mid-January. There can be no assurances that the lenders will grant such waivers or amendments on commercially reasonable terms, if at all.

If sales trends do not improve, our available liquidity from cash flows from operations will be materially adversely affected. There can be no assurance that we will be able to improve cash flows from operations, or that we will be able to comply with the terms of the Credit Agreement, as amended. Currently, the Company does not have sufficient resources to repay amounts as they become due under the Credit Agreement. If we are unable to address our liquidity shortfall or comply with the terms of our Credit Agreement, as amended, then our business and operating results would be materially adversely affected, and the Company may then need to further curtail its business operations, reorganize its capital structure, or liquidate.

The Credit Agreement and amounts owed thereunder are currently due. The Company is currently negotiating a forbearance agreement with the lenders to, among other items, delay them from exercising their rights and remedies under the Credit Agreement until mid-January. If the Company is unable to secure additional amendments to the Credit Agreement, the Company may be forced into an orderly liquidation or bankruptcy. The outcome of restructuring and sale initiatives required by the Credit Agreement, as amended, is uncertain and involves matters that are outside of the Company's control.

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

NOTE 3  - INVENTORIES

Inventories consist of:

in thousands	November 10, 2012	February 4, 2012
Raw materials - film, paper and chemicals	$1,536	$1,668
Portraits in process	2,398	1,886
Bella Pictures® work in process	295	379
Finished portraits pending delivery	195	80
Frames and accessories	230	314
Studio supplies	2,374	2,450
Equipment repair parts and supplies	561	742
Other	418	433

Total	$8,007	$7,952

These balances are net of obsolescence reserves totaling $82,000 and $86,000 at November 10, 2012 and February 4, 2012, respectively.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

NOTE 4 - DISCONTINUED OPERATIONS

During the second quarter of fiscal 2012, the Company discontinued its Portrait Gallery operations in order to eliminate unprofitable operations. Sales and operating results for this operation included in discontinued operations are as follows:

in thousands	16 Weeks Ended		40 Weeks Ended
	November 10, 2012	November 12, 2011	November 10, 2012	November 12, 2011
Discontinued operations:
Net sales	$—	$471	$883	$504

Operating loss	$(120)	$(1,338)	$(2,076)	$(1,967)
Tax benefit	—	(508)	—	(747)

Net loss from discontinued operations	$(120)	$(830)	$(2,076)	$(1,220)
The net loss consists of costs to operate the Portrait Gallery operations until they were discontinued in the second quarter of fiscal 2012. Amounts also include asset write-offs and certain closure costs incurred through the third quarter of fiscal 2012.

NOTE 5  - ASSETS HELD FOR SALE AND PROPERTY NOT IN USE

In connection with the Company’s June 8, 2007, acquisition of substantially all of the assets of Portrait Corporation of America (“PCA”) and certain of its affiliates and assumption of certain liabilities of PCA (the “PCA Acquisition”), the Company acquired a manufacturing facility located in Matthews, North Carolina, and excess parcels of land located in Charlotte, North Carolina.  In fiscal 2008, the Company ceased use of the excess parcels of land and the manufacturing facility, respectively, and committed to a plan to sell such assets as they were no longer required by the business. The Company had been actively marketing these assets for sale; however, they did not meet the criteria for “held for sale accounting” under FASB ASC Topic 360, “Property, Plant and Equipment” (“ASC Topic 360”).  Accordingly, the Company presented these assets within Property and equipment (“Property not in use”), subject to depreciation as applicable, between the periods November 13, 2010 and April 28, 2012.

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

During the second quarter of 2012, the Company reevaluated the "held for sale accounting" classification criteria and, based on offers received for the Matthews, North Carolina facility and certain requirements imposed by the Second Amendment to the Credit Agreement, the Matthews facility and excess parcels of land were reclassified from Property and equipment (“Property not in use”) to Assets held for sale on the Interim Consolidated Balance Sheet as of July 21, 2012. In addition, the Company determined the processing facility in Charlotte, North Carolina also met the criteria for “held for sale accounting” under ASC Topic 360, and reclassified those assets from Property and equipment to Assets held for sale as of July 21, 2012.

At the time an asset qualifies for “held for sale accounting”, the asset is evaluated to determine whether or not the carrying value exceeds its fair value less cost to sell. Any loss as a result of the carrying value being in excess of fair value less cost to sell is recorded in the period the asset meets “held for sale accounting”. Management judgment is required to assess the criteria required to meet “held for sale accounting” and estimate the expected net amount recoverable upon sale. During the second quarter of 2012, the Company valued the Matthews facility based on the contract offer received on the property. The Company valued the Charlotte facility and excess parcels of land based on verbal offers received on the properties. Based on this analysis, the Company determined the carrying values of the Matthews and Charlotte facilities exceeded the estimates of each facility's fair value less cost to sell by approximately $413,000 and $1,672,000, respectively, and recorded charges in the Impairments line in the Interim

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

Consolidated Statements of Operations for the 40 weeks ended November 10, 2012.

During the third quarter of 2012, the Company completed the sales of the Matthews and Charlotte facilities and recorded a loss on disposal of $16,000 and $87,000, respectively, in the Other charges line in the Interim Consolidated Statements of Operations for the 16 and 40 weeks ended November 10, 2012.

NOTE 6  - GOODWILL AND INTANGIBLE ASSETS

In connection with the PCA Acquisition, the Company recorded goodwill in the excess of the purchase price over the fair value of assets acquired and liabilities assumed in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”).  Under SFAS No. 141, goodwill is not amortized and instead is periodically evaluated for impairment.

The following table summarizes the Company’s goodwill:

in thousands	November 10, 2012	February 4, 2012
PCA Acquisition	$—	$9,613
Translation impact on foreign balances	—	159

Balance, end of period	$—	$9,772

Historically, the Company has performed its annual goodwill impairment test at the end of its second quarter, or more frequently if circumstances indicate the potential for impairment. In view of declining operating results over the past year, the Company has performed interim goodwill impairment tests during each of its fiscal quarters. The key item of consideration was the Company's estimates of future cash flows, the most significant assumption being the Company's expectation of future PMPS studio sales levels, and other relevant factors.

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

At the end of its 2012 first fiscal quarter, the Company considered possible impairment triggering events and concluded that no goodwill impairment was indicated at that date. At the end of the Company's 2012 second fiscal quarter, the Company completed its annual impairment test and concluded that the carrying amount of goodwill in its PMPS reporting unit exceeded its fair value. Key items of consideration in the annual impairment test included the Company's estimates of future cash flows and the Second Amendment to the Credit Agreement (see Note 8), which requires the Company to be marketed for sale. The Company then performed the second step of the goodwill impairment test and determined that the remaining goodwill recorded was fully impaired and recorded a charge of $9.7 million, which was recorded in the Impairments line in the Interim Consolidated Statements of Operations for the 40 weeks ended November 10, 2012.

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

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s amortized intangible assets as of November 10, 2012:

in thousands	Net Balance at Beginning of Year	Impairments	Accumulated Amortization	Translation Impact of Foreign Balances	Net Balance at End of Period
Acquired host agreement	$29,958	$(11,898)	$(1,263)	$(51)	$16,746
Acquired customer lists	202	(132)	(69)	(1)	—
Acquired tradename	276	(259)	(17)	—	—

	$30,436	$(12,289)	$(1,349)	$(52)	$16,746

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

As of July 21, 2012, the Company determined that possible impairment triggering events under ASC Topic 360 had occurred, particularly in light of the Second Amendment to the Credit Agreement (see Note 8), which requires the Company to be marketed for sale. By themselves, the cash flows generated through the expected date of sale do not recover the assets; however, the Company also included the estimated future cash flows resulting from the sale of its business. Upon analysis, the Company determined that the carrying amounts of the PMPS host agreement and Kiddie Kandids customer list exceeded their fair value, and accordingly recognized impairment charges of $8.8 million and $47,000, respectively, in the second fiscal quarter of 2012. In addition, the Company determined that the carrying amount of the Bella Pictures® tradename was fully impaired and recorded a charge of $259,000 in the second fiscal quarter of 2012. The impairment charges are recorded in the Impairments line in the Interim Consolidated Statements of Operations for for the 40 weeks ended November 10, 2012.

As of November 10, 2012, the Company again determined that possible impairment triggering events under ASC Topic 360 had occurred. Information gathered during the sale process caused the Company to reevaluate the estimated future cash flows resulting from the sale of its business. As a result, the Company determined that the carrying amount of the PMPS host agreement exceeded its fair value, and accordingly recognized an impairment charge of $3.1 million in the third fiscal quarter of 2012. In addition, the Company determined that the carrying amounts of the PMPS and Kiddie Kandids customer lists were fully impaired and recorded charges totaling $85,000 in the third fiscal quarter of 2012. The impairment charges are recorded in the Impairments line in the Interim Consolidated Statements of Operations for for the 16 and 40 weeks ended November 10, 2012.

The Company's estimates of future sale value contained several subjective assumptions. Should the estimated sale values used to determine future cash flows change by 5%, the value of the PMPS host agreement would be impacted by $1.0 million.

NOTE 7  - OTHER ASSETS AND OTHER LIABILITIES

Included in Prepaid expenses and other current assets as of November 10, 2012 is $1.3 million related to deposits made with certain vendors.

Included in Accrued expenses and other liabilities as of November 10, 2012, and February 4, 2012, is $5.4 million and $4.2 million, respectively, in accrued host commissions and $3.2 million and $3.4 million as of November 10, 2012, and February 4, 2012, respectively, related to accrued worker’s compensation.

Included in both Other assets and Other liabilities is $7.5 million and $7.7 million as of November 10, 2012, and February 4, 2012, respectively, related to worker’s compensation insurance claims that exceed the deductible of the Company and that will be paid by the insurance carrier.  Since the Company is not released as primary obligor of the liability, it is included in both Other assets as a receivable from the insurance company and in Other liabilities as an insurance liability.

NOTE 8  - BORROWINGS

On August 30, 2010, the Company entered into the Credit Agreement with the financial institutions that are or may from time to time become parties thereto and Bank of America, N.A., as administrative agent for the lenders, and as swing line lender and

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

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

The Second Amendment provided for revolving commitment limits of $90 million on June 6, 2012, $94 million on June 12, 2012, $95 million on July 22, 2012, $94 million on September 15, 2012, $90 million on November 10, 2012 and $85 million on December 11, 2012 and thereafter, subject to the Company's satisfaction of certain conditions and covenants. The Credit Agreement, as amended by the Second Amendment, matures on December 31, 2012 and bears interest at an annual base rate of 3.25% payable in cash on a monthly basis. Additionally, under the Second Amendment, all outstanding revolving loans (including both base-rate loans and LIBOR loans) and all outstanding accumulated and unpaid interest other than the 3.25% cash interest are now defined as Payment in Kind ("PIK") Obligations and accrue interest at a rate of fourteen percent (14%) per annum (“PIK interest”). This PIK interest accrues monthly and is due and payable in full, in cash upon termination of the Credit Agreement. Fifteen business days after the quarters ending July 21, 2012 and November 10, 2012, the amount by which adjusted EBITDA (as defined, net earnings from continuing operations before interest expense, income taxes, depreciation and amortization and other non-cash charges) exceeded ($4.8) million and $1.4 million, respectively, was to be paid in cash to reduce the PIK Obligation. At the end of each week, any cash amounts exceeding $5.0 million must be paid to reduce the revolving loans under the Credit Agreement within two (2) business days. In connection with the Second Amendment, the Company is required to pay to the lenders an amendment fee of $1.8 million, which is payable at maturity.

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

•
The Company engaged an Investment Bank to solicit offers to purchase the Company and/or the debt outstanding under the Credit Agreement. The Company began soliciting offers during the third quarter of fiscal year 2012 and expects a targeted close during the first quarter of 2013. Management has developed a plan for an orderly liquidation in the event the Company is unable to execute restructuring alternatives that are acceptable to the lenders.

•	In connection with the Second Amendment, the Company executed amendments to its host agreements with Walmart and Sears, which, among other items, deferred payment of certain lease charges and fees.

•	The financial covenants included in the Credit Agreement were replaced with:

◦	Minimum Period Cumulative EBITDAR - assigned for each 4 week period for periods five through 11, which

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

totals $5.2 million;

◦
Minimum Weekly Cumulative Gross Sales Revenue - gross sales related to the Sears and Walmart contracts are established on a weekly basis and total $169.8 million for the period May 27, 2012 through January 5, 2013;

◦	Minimum Weekly Cash - not permitted to be less than $2.3 million for any calendar week.

•
The Company's properties in St. Louis, Missouri, Matthews, North Carolina, and Charlotte, North Carolina were sold during fiscal year 2012. Proceeds from these sales were applied to pay down the revolving loans with net proceeds obtained from the sale of the Charlotte, North Carolina facility permanently reducing the borrowing commitment levels. Also during fiscal year 2012, the Company transitioned all of the processing activities formerly in Charlotte, North Carolina to its processing facility in St. Louis, Missouri.

On August 28, 2012, the Company entered into the Third Amendment to the Credit Agreement (the "Third Amendment"), which eliminated the excess EBITDA required payment after the quarter ending July 21, 2012 and extended the permanent reduction of borrowing commitment levels related to the net proceeds obtained from the sale of the Charlotte, North Carolina facility until December 1, 2012.

On November 9, 2012, the Company entered into the Fourth Amendment to the Credit Agreement (the "Fourth Amendment"), which extended the revolving commitment of $94 million to November 12, 2012 and increased the revolving commitment limit from $90 million to $91.2 million from November 13, 2012 to and including November 20, 2012. Subsequently, the limit was reduced to $90 million as originally stipulated in the Second Amendment.

As of November 10, 2012, the Company had a net available borrowing capacity of $812,000.

As of November 10, 2012, the Company was not in compliance with certain provisions of its Credit Agreement, as amended, including the Minimum Period Cumulative EBITDAR covenant and certain studio closure and lease abandonment provisions. Since that time, the Company has also fallen out of compliance with several additional covenants and such noncompliance exists as of December 31, 2012. The Company is currently negotiating a forbearance agreement with the lenders to, among other items, delay them from exercising their rights and remedies under the Credit Agreement until mid-January. There can be no assurances that the lenders will grant such waivers or amendments on commercially reasonable terms, if at all.

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

The Credit Agreement and amounts owed thereunder are currently due. Accordingly, borrowings of $79.4 million under the revolving credit facility have been recorded as current liabilities as of November 10, 2012. Borrowings of $74.0 million were recorded as current liabilities as of February 4, 2012 due to non-compliance with several covenants.

As of November 10, 2012, the Company has recorded unamortized prepaid debt fees of approximately $504,000 pertaining to the Credit Agreement, which are being amortized over the life of the revolving commitment.

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

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

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

NOTE 10  - STOCK-BASED COMPENSATION PLANS

At November 10, 2012, the Company had outstanding awards under various stock-based employee compensation plans, which are described more fully in Note 13 of the Notes to Consolidated Financial Statements in the Company’s 2011 Annual Report on Form 10-K.

On July 17, 2008, the stockholders approved the CPI Corp. Omnibus Incentive Plan (the "Plan").  Total shares of common stock approved for delivery pursuant to awards under the Plan as approved on July 17, 2008, and amended on August 11, 2010, were 1.1 million shares.  The Company has reserved these shares under its authorized, unissued shares.  At November 10, 2012, 539,820 of these shares remained available for future grants.

The Company accounts for stock-based compensation plans in accordance with ASC Topic 718, "Compensation – Stock Compensation" (“ASC Topic 718”), which requires companies to recognize the cost of awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

Stock Option Plans

The following table summarizes the changes in stock options during the 40 weeks ended November 10, 2012:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in thousands)
Options outstanding, beginning of year	146,666	$13.02	4.53
Granted	50,000	1.11		$—
Forfeited	(43,333)	13.58		$—

Options outstanding, end of period	153,333	$8.98	4.99	$—

Options exercisable at end of period	10,001	$12.21	0.87	$—

(1)
Intrinsic value for activities other than exercises is defined as the difference between the Company's closing stock price on the last trading day of the fiscal 2012 third quarter and the exercise price, multiplied by the number of in-the-money options.  These amounts change based on the quoted market price of the Company's stock.  For exercises, intrinsic value is defined as the difference between the Company's closing stock price on the exercise date and the exercise price, multiplied by the number of options exercised.

There were no share proceeds received from the exercise of stock options for the 40 weeks ended November 10, 2012. On February 13, 2012, the Company granted 50,000 options under the Plan. These service-based options were valued using the Black-Scholes-Merton valuation model.

The Company estimates the fair value of its stock options with market-based performance conditions under the Plan using Monte Carlo simulations.  Weighted-average assumptions used in calculating the fair value of these stock options are included in Note 13 of the Notes to Consolidated Financial Statements in the Company’s 2011 Annual Report on Form 10-K.

The Company recognized stock-based compensation expense of $52,000, resulting in a deferred tax benefit of $19,000, for the 40 weeks ended November 10, 2012, based on the grant-date fair values of stock options granted and the derived service periods.  As of November 10, 2012, total unrecognized compensation cost related to nonvested stock options granted under the Plan was $26,000.  This unrecognized compensation cost will be recognized over a weighted-average period of approximately 1 year.

Restricted Stock Plans

All nonvested stock is valued based on the fair market value of the Company’s common stock on the grant date and the value is recognized as compensation expense over the service period. There were no issuances of nonvested stock in the 40 weeks ended November 10, 2012.

Changes in nonvested stock are as follows:

	40 Weeks Ended
	November 10, 2012
	Shares	Weighted-Average Grant-Date Value
Nonvested stock, beginning of year	79,729	$14.88
Forfeited	(25,999)	14.28
Nonvested stock, end of period	53,730	$16.13

Stock-based compensation expense related to nonvested stock	$256,000
As of November 10, 2012, total unrecognized compensation cost related to nonvested stock was $252,000.  This unrecognized compensation cost will be recognized over a weighted-average remaining period of approximately 1 year.

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

NOTE 11 - EMPLOYEE BENEFIT PLANS

The Company maintains a qualified, noncontributory pension plan that covers all full-time United States employees meeting certain age and service requirements.  The plan provides pension benefits based on an employee’s length of service and the average compensation earned from the later of the hire date or January 1, 1998, to the retirement date.  On February 3, 2004, the Company amended its pension plan to implement a freeze of future benefit accruals under the plan, except for those employees with ten years of service and who had attained age 50 at April 1, 2004, who were grandfathered and whose benefits continued to accrue.  Effective February 20, 2009, the Company amended its pension plan to implement a freeze of future benefit accruals for the remaining grandfathered participants.  The Company’s funding policy is to contribute annually at least the minimum amount required by government funding standards, but not more than is tax deductible.  The Company is fully funded with respect to its fiscal 2011 plan year. Plan assets consist primarily of cash and cash equivalents, fixed income securities, domestic and international equity securities and exchange traded funds.

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

The following tables set forth the applicable components of net periodic benefit cost for the defined benefit plans:

	16 Weeks Ended
in thousands	Pension Plan		Supplemental Retirement Plan
	November 10, 2012	November 12, 2011	November 10, 2012	November 12, 2011
Components of net periodic benefit costs:
Interest cost	$963	$948	$23	$23
Expected return on plan assets	(1,022)	(985)	—	—
Amortization of net loss (gain)	195	515	—	(16)

Net periodic benefit cost	$136	$478	$23	$7

	40 Weeks Ended
in thousands	Pension Plan		Supplemental Retirement Plan
	November 10, 2012	November 12, 2011	November 10, 2012	November 12, 2011
Components of net periodic benefit costs:
Interest cost	$2,405	$2,369	$58	$59
Expected return on plan assets	(2,554)	(2,461)	—	—
Amortization of net loss (gain)	488	1,287	—	(40)

Net periodic benefit cost	$339	$1,195	$58	$19

The Company contributed $1.1 million to its pension plan in the 40 weeks ended November 10, 2012. The majority of those payments were applied to the fiscal 2011 plan year, which is now fully funded. For the fiscal 2012 plan year, the Company missed its required quarterly contributions in July and October 2012 and estimates a current funding shortfall of $985,000. The Company's next required contribution is due January 15, 2013; however, future contributions will be dependent on the Company's ability to generate sufficient cash flows.

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

Under the provisions of ASC Subtopic 740-10-25, Income Taxes - Recognition, the Company has no unrecognized tax benefits as of November 10, 2012.

We regularly review our deferred tax assets for realizability, taking into consideration all available evidence, both positive and negative, including cumulative losses, projected future pre-tax and taxable income (losses), the expected timing of the reversals of existing temporary differences and tax planning strategies. During the period ended February 4, 2012, the Company's cumulative losses and uncertainty regarding sufficient future taxable income necessary to realize deferred tax assets have resulted in the recognition of a valuation allowance. In the third quarter of 2012, the Company continues to have a valuation allowance recorded against deferred tax assets, except for future taxable income that will result from the reversal of existing temporary differences for which deferred tax liabilities are recognized.

NOTE 13  - COMMITMENTS AND CONTINGENCIES

Lease Financing Obligation

During the third quarter of 2012, the Company completed a sale-leaseback transaction of its properties in St. Louis, Missouri. The sale resulted in net proceeds to the Company of $2.8 million, which was used to pay down outstanding long-term debt in connection with certain mandatory prepayment requirements. The lease has an initial term of twenty (20) years with two additional five (5) year options. The Company accounted for this transaction in accordance with FASB ASC Topic 840, “Leases”. Because the lease contains forms of continuing involvement, the transaction does not qualify for sale-leaseback accounting treatment. Accordingly, the Company has accounted for the transaction using the financing method and recorded an obligation equal to the amount received on the sale of the properties. This obligation will be increased/decreased as lease payments are made by the Company. As of November 10, 2012, the outstanding lease financing obligation was $2.8 million and included in Other liabilities on the Interim Consolidated Balance Sheet.

Standby Letters of Credit

As of November 10, 2012, the Company had standby letters of credit outstanding in the principal amount of $13.8 million primarily used in conjunction with the Company’s various large deductible insurance programs.

Legal Proceedings

The Company and two of its subsidiaries are defendants in a lawsuit entitled Shannon Paige, et al. v. Consumer Programs, Inc., filed March 8, 2007, in the Superior Court of the State of California for the County of Los Angeles, Case No. BC367546.  The case was subsequently removed to the United States District Court for the Central District of California, Case No. CV 07-2498-FMC (RCx).  The Plaintiff alleges that the Company failed to pay him and other hourly associates for “off the clock” work and that the Company failed to provide meal and rest breaks as required by law.  The Plaintiff is seeking damages and injunctive relief for himself and others similarly situated.  On October 6, 2008, the Court denied the Plaintiffs' motion for class certification but allowed Plaintiffs to attempt to certify a smaller class, thus reducing the size of the potential class to approximately 200.  Plaintiffs filed a motion seeking certification of the smaller class on November 14, 2008.  The Company filed its opposition on December 8, 2008.  In January 2009, the Court denied Plaintiffs' motion for class certification as to their claims that they worked "off the clock".  The Court also deferred ruling on Plaintiff's motion for class certification as to their missed break claims and stayed the action until the California Supreme Court ruled on a pending case on the issue of whether an employer must merely provide an opportunity for employees to take a lunch break or whether an employer must actively ensure that its employees take the break (Brinker Restaurant v. S. C. (Hohnbaum)).  The California Supreme Court ruled on the Brinker case on April 12, 2012. The Court held that employers do not have to ensure that a meal period is taken, but have only to make it available. Pursuant to order of the Court in the Paige case, the parties filed briefs in May on the impact of the Brinker case. On July 16, 2012, the Court certified a class limited to meal and rest breaks claims for Sears Portrait Studio managers working in California. The parties have commenced post-certification discovery, and the Company will file a motion for class decertification in the coming months. The Company believes the claims are without merit and continues its vigorous defense on behalf of itself and its subsidiaries against these claims, however, an adverse ruling in this case could require the Company to pay damages, penalties, interest and fines. It is not possible to determine the ultimate outcome of this action or to estimate the potential impact on the Company's results of operations, liquidity

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

or financial position.

The Company, several of its current or former officers and employees and The Charles Schwab Trust Company have been named as defendants in a lawsuit entitled Theodore J. Hellmann v. CPI Corporation, et. al., filed November 21, 2012, in the United States District Court for the Eastern District of Missouri, Case No.: 4:12-cv-02177. The Plaintiff alleges that Defendants are fiduciaries of the CPI Corp. Employees Profit Sharing Plan and Trust (the “Plan”) under the Employee Retirement Income Security Act (“ERISA”) and that Defendants breached their ERISA fiduciary duties to the Plan's participants whose individual accounts included investments in the Company's common stock during an alleged Class Period of August 31, 2010 to the present, when Plaintiffs allege that the common stock was an imprudent investment. Plaintiff also alleges that all defendants are liable as co-fiduciaries for one another's alleged breaches. Plaintiff purports to assert these claims on behalf of the Plan as well as a proposed class of other Plan participants and requests, among other things, restoration of losses to the Plan, damages, a constructive trust and an allocation of losses allegedly attributable to the decline in the Company's stock price to the accounts of Plan participants. Responsive pleadings are not yet due in this case. Nevertheless, the Company believes the claims are without merit and it will vigorously defend the case on behalf of itself and its officers and employees. It is not possible at this time to determine the ultimate outcome of this action or to estimate the potential impact on the Company's results of operations, liquidity or financial position.

The Company was a defendant in a lawsuit entitled IBEW Local 98 Pension Fund v. CPI Corp., et al., filed January 13, 2012 in the United States District Court for the Eastern District of Missouri, Civil Action No. 4:12-CV-75 AGF. IBEW Local 98 Pension Fund (IBEW) commenced a putative securities class action against CPI Corp. (CPI), Renato Cataldo, Dale E. Heins and David M. Meyer on January 13, 2012. The Complaint was brought on behalf of all persons who purchased or otherwise acquired CPI common stock between April 20, 2010 and December 21, 2011, inclusive (the “Class Period”). IBEW alleged on behalf of the purported class that, as a result of the defendants' allegedly false statements and omissions, CPI common stock traded at artificially inflated prices during the Class Period. By court stipulation dated February 9, 2012, the parties agreed that not later than 60 days after entry of an Order appointing Lead Plaintiff and Lead Counsel, the Lead Plaintiff shall file a consolidated amended class action complaint, which shall be deemed the operative complaint and the Defendants shall answer or otherwise respond to the Consolidated Complaint within 60 days after service of the Consolidated Complaint. On March 13, 2012, plaintiffs IBEW and George David filed a motion for appointment as Lead Plaintiffs and for approval of Lead Plaintiffs' Counsel. That motion was granted on August 3, 2012. The parties filed a Stipulation of Voluntary Dismissal on November 6, 2012. The dismissal is with prejudice as to the named plaintiffs, IBEW and George David. The Court entered a Memorandum and Order of Dismissal on November 9, 2012.

The Company was a defendant in a lawsuit entitled Heim v. Meyer, et al., filed on February 24, 2012 in the 22nd Judicial Circuit Court of St. Louis, Missouri, Civil Action No. 1222CC00943. Wayne Heim, derivatively on behalf of the Company, commenced a shareholder derivative action against David M. Meyer, Renato Cataldo, Dale E. Heins, James J. Abel, Michael S. Koeneke, John Turner White, IV, Michael Glazer, Eric Salus and the Company, as a nominal defendant, on February 24, 2012. The complaint alleged breach of fiduciary duty, waste of corporate assets and unjust enrichment by the Individual Defendants, each of whom is or was a director or officer, or both, of the Company during the events alleged. Plaintiffs alleged that the defendants instituted inadequate corporate controls and, as a result, certain defendants made essentially the same allegedly false and misleading statements about CPI's financial performance between April 20, 2010 and December 21, 2011 as alleged in the IBEW securities action described above. Plaintiff further alleged that the defendants permitted a waste of corporate assets by among other things paying excessive compensation to certain of its executive officers and directors, increasing dividend payments and continuing share buybacks. Plaintiffs sought an unspecified amount of damages and specified reforms to the Company's corporate governance. The parties filed a stipulation on April 12, 2012 to stay the matter until 30 days after a ruling on Defendants' motion to dismiss the IBEW Securities action. On November 19, 2012, the parties filed a Stipulation of Dismissal. The Dismissal is with prejudice as to Plaintiff Wayne Heim. The Court entered the Order of Dismissal on December 3, 2012.

The Company is also a defendant in other routine litigation, but does not believe these lawsuits, individually or in combination with the cases described above, will have a material adverse effect on its financial condition.  The Company cannot, however, give assurances that these legal proceedings will not have a material adverse effect on its business or financial condition.

NOTE 14  - SUBSEQUENT EVENTS

Host Agreement Amendment

On December 13, 2012, the Company entered into the Ninth Amendment to the Master Lease Agreement, dated as of June 8, 2007, as amended, by and between the Company and Wal-Mart Stores East, LP, a Delaware limited partnership, Wal-Mart Stores, Inc., a Delaware Corporation, Wal-Mart Louisiana, LLC, a Delaware limited liability company, Wal-Mart Stores Texas, LLC, a Texas limited partnership, and Wal-Mart Stores Arkansas, LLC, an Arkansas Limited Liability Company (collectively "Walmart").

CPI CORP.
Notes to Interim Consolidated Financial Statements
(Unaudited)

Among other items, this amendment provided that the Company delay lease payments due to Walmart on December 10, 2012, January 10, 2013, February 10, 2013 and March 10, 2013 until April 10, 2013. Interest on the delayed payments is charged at a rate of 9% annually. The amendment also terminated the 2013 deferred payment arrangement stipulated in the Eighth Amendment to the Master Lease Agreement, which was entered into on May 31, 2012.

Sale of Bella Pictures®

On December 17, 2012, CPI Corp. sold substantially all of the wedding business assets (the “Assets”) of Bella Pictures Holdings, LLC, a provider of branded, wedding photography services (the “Transaction”). The Transaction was made pursuant to the Asset Purchase Agreement (the “Agreement”) dated December 17, 2012, by and between Bella Pictures Holdings, LLC a Delaware limited liability company (the “Company” or “Seller”) and The Pros Entertainment Services, Inc., a Pennsylvania corporation (the “Buyer”). In consideration for the assets purchased, the Buyer assumed certain liabilities of the Company, consisting primarily of specified customer fulfillment obligations for weddings booked on and after January 15, 2013, 20% of the contract value of weddings booked on and after January 15, 2013, and a payment of $60,000 to be held in escrow until completion of a transfer of the online hosting of the Bellapictures.com website. The sale will result in a net cash payout of approximately $195,000, primarily related to customer deposits received on open contracts.

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

EXECUTIVE OVERVIEW

The Company’s Operations

CPI Corp. is a long-standing leader, based on sittings, number of locations and related revenues, in the professional portrait photography of young children, individuals and families.  From a single studio opened by our predecessor company in 1942, we have grown to 2,701 studios, 176 of which are temporary in nature, throughout the U.S., Canada, Mexico and Puerto Rico, principally under lease and license agreements with Walmart and license agreements with Sears and Toys “R” Us.  CPI is the sole operator of portrait studios in Walmart stores and supercenters in all 50 states in the U.S., Canada, Mexico and Puerto Rico, as well as Babies “R” Us stores in the U.S.  The Company has provided professional portrait photography for Sears’ customers since 1959 and has been the only Sears portrait studio operator since 1986.

Until the second quarter of fiscal year 2012, the Company provided wedding photography and videography services and products through its subsidiary, Bella Pictures Holdings, LLC ("Bella Pictures®"). On December 17, 2012, the Company sold the Bella Pictures® tradename, certain assets and all remaining customer contracts. The sale will result in a net cash payout of approximately $195,000, primarily related to customer deposits received on open contracts. Also in the second quarter of 2012, the Company discontinued its Portrait Gallery from Bella Pictures ("Portrait Gallery") operations (see Note 4 to the Notes to Interim Consolidated Financial Statements).

Management has determined the Company operates as a single reporting segment offering similar products and services in all locations.

As of the end of the third quarter in fiscal years 2012 and 2011, the Company’s studio counts were:

	November 10, 2012	November 12, 2011
Within Walmart stores:
United States and Puerto Rico	1,350	1,535
Canada	258	255
Mexico	104	108

Within Sears stores:
United States and Puerto Rico	808	847
Canada	107	110

Within Babies "R" Us stores in the United States	44	169

Locations not within above host stores	30	73

Total	2,701	3,097

As of November 10, 2012, locations not within Walmart, Sears or Babies “R” Us stores include 4 free-standing SPS studio locations, 8 Kiddie Kandids® mall locations and 18 Shooting Star locations (located within Buy Buy Baby stores).

In the first 40 weeks of fiscal year 2012, the Company closed 361, 17, 138, 19 and 3 underperforming PMPS, SPS, KKPS, Portrait Gallery and Shooting Stars studios, respectively. The determination to close the PMPS, SPS, Portrait Gallery and Shooting Stars studio locations and 35 of the KKPS studio locations was the result of an in-depth analysis by the Company of its portfolio in an effort to focus resources in a manner that will improve short-term cash flows. The decision to close the additional 103 KKPS studio locations was the result of certain minimum sales requirements not being met as stipulated by the host agreement with Toys "R" Us. As a result of the closings, the Company incurred $2.8 million in total exit costs in the first 40 weeks of 2012, which are recorded in the Other charges line in the Interim Consolidated Statement of Operations for the 40 weeks ended November 10, 2012.

A roll-forward of the Company's studio count activity during the first 40 weeks of 2012 is as follows:

	PMPS	SPS	KKPS	Other	Total

Studio Count as of February 4, 2012	1,895	936	190	37	3,058
Closures	(361)	(17)	(138)	(22)	(538)
Openings	2	—	—	3	5
Temporary seasonal openings	176	—	—	—	176

Studio Count as of November 10, 2012	1,712	919	52	18	2,701

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

The reduction in available borrowing capacity resulting from the First Amendment, coupled with a significant reduction in earnings and operating cash flow, has resulted in significant liquidity challenges for the Company. The Company incurred a net loss of $60.1 million for the 40 weeks ended November 10, 2012, and used $13.0 million of cash for operations. As of November 10, 2012, the Company's current liabilities of $136.4 million (including $79.4 million due under its Credit Agreement) exceeded current assets of $20.8 million, and there was a total stockholders' deficit of $118.6 million.

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

The Second Amendment provided for revolving commitment limits of $90 million on June 6, 2012, $94 million on June 12, 2012, $95 million on July 22, 2012, $94 million on September 15, 2012, $90 million on November 10, 2012 and $85 million on December 11, 2012 and thereafter, subject to the Company's satisfaction of certain conditions and covenants. The Credit Agreement, as amended by the Second Amendment, matures on December 31, 2012 and bears interest at an annual base rate of 3.25% payable in cash on a monthly basis. Additionally, under the Second Amendment, all outstanding revolving loans (including both base-rate loans and LIBOR loans) and all outstanding accumulated and unpaid interest other than the 3.25% cash interest are now defined as Payment in Kind ("PIK") Obligations and accrue interest at a rate of fourteen percent (14%) per annum (“PIK interest”). This PIK interest accrues monthly and is due and payable in full, in cash upon termination of the Credit Agreement. Fifteen business days after the quarters ending July 21, 2012 and November 10, 2012, the amount by which adjusted EBITDA (as defined, net earnings from continuing operations before interest expense, income taxes, depreciation and amortization and other non-cash charges) exceeded ($4.8) million and $1.4 million, respectively, was to be paid in cash to reduce the PIK Obligation. At the end of each week, any cash amounts exceeding $5.0 million must be paid to reduce the revolving loans under the Credit Agreement within two (2) business days. In connection with the Second Amendment, the Company is required to pay to the lenders an amendment fee of $1.8 million, which is payable at maturity.

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

•
The Company engaged an Investment Bank to solicit offers to purchase the Company and/or the debt outstanding under the Credit Agreement. The Company began soliciting offers during the third quarter of fiscal year 2012 and expects a targeted close during the first quarter of 2013. Management has developed a plan for an orderly liquidation in the event the Company is unable to execute restructuring alternatives that are acceptable to the lenders.

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

•
The Company's properties in St. Louis, Missouri, Matthews, North Carolina, and Charlotte, North Carolina were sold during fiscal year 2012. Proceeds from these sales were applied to pay down the revolving loans with net proceeds obtained from the sale of the Charlotte, North Carolina facility permanently reducing the borrowing commitment levels. Also during fiscal year 2012, the Company transitioned all of the processing activities formerly in Charlotte, North Carolina to its processing facility in St. Louis, Missouri.

On August 28, 2012, the Company entered into the Third Amendment to the Credit Agreement (the "Third Amendment"), which eliminated the excess EBITDA required payment after the quarter ending July 21, 2012 and extended the permanent reduction of borrowing commitment levels related to the net proceeds obtained from the sale of the Charlotte, North Carolina facility until December 1, 2012.

On November 9, 2012, the Company entered into the Fourth Amendment to the Credit Agreement (the "Fourth Amendment"), which extended the revolving commitment of $94 million to November 12, 2012 and increased the revolving commitment limit from $90 million to $91.2 million from November 13, 2012 to and including November 20, 2012. Subsequently, the limit was reduced to $90 million as originally stipulated in the Second Amendment.

As of November 10, 2012, the Company was not in compliance with certain provisions of its Credit Agreement, as amended, including the Minimum Period Cumulative EBITDAR covenant and certain studio closure and lease abandonment provisions. Since that time, the Company has also fallen out of compliance with several additional covenants and such noncompliance exists as of December 31, 2012.

The Credit Agreement and amounts owed thereunder are currently due and the Company does not have sufficient resources to repay these amounts. The Company is currently negotiating a forbearance agreement under which it is expected that the lenders will forbear from exercising their rights and remedies under the Credit Agreement until mid-January, subject to the Company's compliance with certain conditions. There can be no assurances that the lenders will grant such waivers or amendments on commercially reasonable terms, if at all. If the Company is unable to secure these additional amendments to the Credit Agreement, the Company may be forced into an orderly liquidation or bankruptcy. The outcome of restructuring and sale initiatives required by the Credit Agreement, as amended, is uncertain and involves matters that are outside of the Company's control.

RESULTS OF OPERATIONS

A summary of consolidated results of operations and key statistics follows (unaudited):

	16 Weeks Ended		40 Weeks Ended
in thousands, except share and per share data	November 10, 2012	November 12, 2011	November 10, 2012	November 12, 2011

Net sales	$69,501	$94,554	$192,747	$254,023

Cost and expenses:
Cost of sales (exclusive of depreciation and amortization)	6,951	8,626	17,423	20,949
Selling, general and administrative expenses	67,193	92,914	180,005	233,347
Depreciation and amortization	2,031	4,609	6,084	12,363
Impairments	3,955	—	25,843	—
Other charges	3,135	699	9,837	5,043
	83,265	106,848	239,192	271,702

Loss from continuing operations	(13,764)	(12,294)	(46,445)	(17,679)

Interest expense, net	6,068	1,286	11,204	2,562
Other expense, net	78	281	129	228

Loss from continuing operations before income taxes	(19,910)	(13,861)	(57,778)	(20,469)
Income tax expense (benefit)	176	(7,442)	283	(8,803)

Net loss from continuing operations	(20,086)	(6,419)	(58,061)	(11,666)
Net loss from discontinued operations, net of income tax benefit	(120)	(830)	(2,076)	(1,220)

Net loss	(20,206)	(7,249)	(60,137)	(12,886)
Net income (loss) attributable to noncontrolling interest	23	1	(105)	(139)

NET LOSS ATTRIBUTABLE TO CPI CORP.	$(20,229)	$(7,250)	$(60,032)	$(12,747)

Amounts Attributable to CPI Corp. Common Stockholders:
Net loss from continuing operations, net of income tax expense (benefit)	$(20,109)	$(6,420)	$(57,956)	$(11,527)
Net loss from discontinued operations, net of income tax benefit	(120)	(830)	(2,076)	(1,220)
Net loss	$(20,229)	$(7,250)	$(60,032)	$(12,747)

Net Loss per Common Share Attributable to CPI Corp.:
Net loss per share from continuing operations	$(2.79)	$(0.91)	$(8.14)	$(1.64)
Net loss per share from discontinued operations	(0.02)	(0.12)	(0.29)	(0.17)
Net loss per share	$(2.81)	$(1.03)	$(8.43)	$(1.81)

Weighted average common shares outstanding	7,200,318	7,039,858	7,118,255	7,026,855

16 weeks ended November 10, 2012 compared to 16 weeks ended November 12, 2011

The Company reported a net loss of ($20.2) million and ($7.3) million, or ($2.81) and ($1.03) per diluted share, for the third quarters ended November 10, 2012, and November 12, 2011, respectively.  Earnings in the period were significantly affected by comparable store sales declines, impairments and certain other charges.  Foreign currency translation effects did not have a material impact on the Company’s net earnings in the third quarter of 2012.

Net sales totaled $69.5 million and $94.6 million in the third quarters of fiscal 2012 and 2011, respectively.

•
Net sales for the third quarter of fiscal 2012 decreased $25.1 million, or 26%, to $69.5 million from the $94.6 million reported in the fiscal 2011 third quarter.  Net sales for the 2012 third quarter were negatively impacted by net studio closings ($10.5 million), net revenue recognition change ($2.4 million), Bella Pictures® operations ($1.9 million) and other items ($256,000).  Excluding the above impacts, comparable same-store sales in the quarter decreased approximately 13%.

Net sales from the Company’s PictureMe Portrait Studio® (PMPS) brand, on a comparable same-store basis, excluding impacts of net revenue recognition change, studio closures and other items totaling $4.3 million, decreased 15% in the third quarter of 2012 to $36.8 million from $43.2 million in the third quarter of 2011.  The decrease in PMPS sales for the third quarter was the result of a 14% decline in the average sale per customer sitting and a 1% decline in the number of sittings.

Net sales from the Company’s Sears Portrait Studio (SPS) brand, on a comparable same-store basis, excluding impacts of net revenue recognition change, studio closures and other items totaling $0.6 million, decreased 21% in the third quarter of 2012 to $29.1 million from $36.9 million in the third quarter of 2011.  The decrease in SPS sales for the third quarter was the result of a 14% decline in the average sale per customer sitting and a 8% decline in the number of sittings.

Net sales from the Company’s Kiddie Kandids® (KK) studio operations, on a comparable same-store basis, excluding impacts of net revenue recognition change, studio closures and other items totaling $3.4 million, decreased 13% in the third quarter of 2012 to $2.6 million from $2.9 million in the third quarter of 2011.  The decrease in KK sales for the third quarter was the result of a 12% decline in the average sale per customer sitting and a 2% decline in the number of sittings.

The Bella Pictures® operations contributed approximately $1.7 million in net sales in the third quarter of 2012, down 54% from net sales of $3.6 million in the third quarter of 2011.

Costs and expenses were $83.3 million in the third quarter of 2012, compared with $106.8 million in the comparable prior-year period.

•
Cost of sales, excluding depreciation and amortization expense, decreased to $7.0 million in the third quarter of 2012 from $8.6 million in the third quarter of 2011 primarily due to lower overall production levels, offset in part by a higher-cost product mix and higher shipping charges resulting from certain promotional events.

•
Selling, general and administrative expense declined to $67.2 million in the third quarter of 2012 from $92.9 million in the third quarter of 2011, primarily due to net reductions in studio, field and corporate employment costs, lower host commission expense due to lower sales levels and reduced advertising expenses, partially offset by increased employee insurance costs.

•
Depreciation and amortization expense was $2.0 million in the third quarter of 2012, compared with $4.6 million in the third quarter of 2011.  Expense decreased in 2012 primarily as a result of significant impairment charges recognized during the fourth quarter of fiscal year 2011 and throughout fiscal year 2012, which resulted in lowering or eliminating the depreciable base on many of the Company's long-lived assets. The Company also sold a number of properties during fiscal year 2012, which is contributing to the decrease in depreciation expense in the third quarter of 2012.

•
Impairment charges in the third quarter of 2012 were $4.0 million and consisted of $0.8 million and $3.2 million in charges related to the impairment of certain long-lived property and equipment and certain intangible long-lived assets, respectively.

•
In the third quarter of 2012, the Company recognized $3.1 million in other charges, compared with $699,000 in the third quarter of 2011.  The current-quarter charges primarily relate to costs incurred in connection with the debt renegotiation and costs incurred as the Company winds down its Bella Pictures® operation.  The prior-year charges primarily related to severance and certain litigation costs.

Net interest expense increased to $6.1 million in the third quarter of 2012 from $1.3 million in the third quarter of fiscal 2011, primarily as the result of higher average borrowings, the write-off of certain prepaid debt fees and higher interest charges and fees resulting from the Second Amendment to the Credit Agreement.

Income tax expense was $176,000 in the third quarter of 2012 compared to an income tax benefit of $7.4 million in the third quarter of 2011.  The resulting effective tax rates were (1)% and 54% in 2012 and 2011, respectively.  Beginning in the fourth quarter of fiscal 2011, the Company established valuation allowances against all of its deferred tax assets. Income tax expense in the third quarter of 2012 is the result of current income taxes payable in certain foreign taxing jurisdictions. In the third quarter of 2011, income taxes were impacted by a change in the annualized effective tax rate, as well as certain tax benefits recognized related to a previous uncertain tax position.

40 weeks ended November 10, 2012 compared to 40 weeks ended November 12, 2011

The Company reported a net loss of ($60.0) million and ($12.7) million, or ($8.43) and ($1.81) per diluted share, for the 40-week period ended November 10, 2012, and November 12, 2011, respectively.  Earnings in the period were significantly affected by comparable store sales declines, impairments and certain other charges.  Foreign currency translation effects did not have a material impact on the Company’s net earnings in the first three quarters of 2012.

Net sales totaled $192.7 million and $254.0 million in the first three quarters of fiscal 2012 and 2011, respectively.

•
Net sales for the first three quarters of fiscal 2012 decreased $61.3 million, or 24%, to $192.7 million from the $254.0 million reported in the first three quarters of fiscal 2011.  Net sales for the first three quarters of 2012 were negatively impacted by net studio closings ($23.5 million), net revenue recognition change ($2.0 million), Bella Pictures® operations ($1.9 million) and other items ($331,000).  Excluding the above impacts, comparable same-store sales during the period decreased approximately 17%.

Net sales from the Company’s PictureMe Portrait Studio® (PMPS) brand, on a comparable same-store basis, excluding impacts of net revenue recognition change, studio closures and other items totaling $12.4 million, decreased 16% in the first three quarters of 2012 to $98.2 million from $116.2 million in the first three quarters of 2011.  The decrease in PMPS sales during the period was the result of a 12% decline in the average sale per customer sitting and a 4% decline in the number of sittings.

Net sales from the Company’s Sears Portrait Studio (SPS) brand, on a comparable same-store basis, excluding impacts of net revenue recognition change, studio closures and other items totaling $3.0 million, decreased 19% in the first three quarters of 2012 to $77.4 million from $95.8 million in the first three quarters of 2011.  The decrease in SPS sales during the period was the result of a 12% decline in the average sale per customer sitting and a 8% decline in the number of sittings.

Net sales from the Company’s Kiddie Kandids® (KK) studio operations, on a comparable same-store basis, excluding impacts of net revenue recognition change, studio closures and other items totaling $6.3 million, decreased 12% in the first three quarters of 2012 to $6.6 million from $7.5 million in the first three quarters of 2011.  The decrease in KK sales during the period was the result of a 14% decline in the average sale per customer sitting, offset in part by a 3% increase in the number of sittings.

The Bella Pictures® operations contributed $3.7 million in net sales in the first three quarters of 2012, down 34% from net sales of $5.6 million in the first three quarters of 2011.

Costs and expenses were $239.2 million in the first three quarters of 2012, compared with $271.7 million in the comparable prior-year period.

•
Cost of sales, excluding depreciation and amortization expense, decreased to $17.4 million in the first three quarters of 2012 from $20.9 million in the first three quarters of 2011 primarily due to lower overall production levels, offset in part by a higher-cost product mix and higher shipping charges resulting from certain promotional events.

•	Selling, general and administrative expense declined to $180.0 million in the first three quarters of 2012 from $233.3 million in the first three quarters of 2011, primarily due to net reductions in studio, field and corporate employment costs, lower host commission expense due to lower sales levels, reduced advertising expenses and lower stock compensation expense, partially offset by increased employee insurance costs.

•
Depreciation and amortization expense was $6.1 million in the first three quarters of 2012, compared with $12.4 million in the first three quarters of 2011.  Expense decreased in 2012 primarily as a result of significant impairment charges recognized during the fourth quarter of fiscal year 2011 and throughout fiscal year 2012, which resulted in lowering or eliminating the depreciable base on many of the Company's long-lived assets. The Company also sold a number of properties during fiscal year 2012, which is contributing to the decrease in depreciation expense in the first three quarters of 2012.

•
Impairment charges in the first three quarters of 2012 were $25.8 million and consisted of $3.8 million, $9.7 million and $12.3 million in charges related to the impairment of certain long-lived property and equipment, goodwill, and certain intangible long-lived assets, respectively.

•
In the first three quarters of 2012, the Company recognized charges of $9.8 million in other charges, compared with $5.0 million in the first three quarters of 2011.  The current-year charges primarily relate to studio closure costs, costs incurred in connection with the debt renegotiation and severance.  The prior-year charges primarily related to certain litigation costs, severance and costs incurred in connection with the Bella Pictures® Acquisition.

Net interest expense increased to $11.2 million in the first three quarters of 2012 from $2.6 million in the first three quarters of fiscal 2011, primarily as the result of higher average borrowings, the write-off of certain prepaid debt fees and higher interest charges and fees resulting from the Forbearance Agreement and Second Amendment to the Credit Agreement.

Income tax expense was $283,000 in the first three quarters of 2012 compared to an income tax benefit of $8.8 million in the first three quarters of 2011.  The resulting effective tax rates were 0% and 43% in 2012 and 2011, respectively. Beginning in the fourth quarter of fiscal 2011, the Company established valuation allowances against all of its deferred tax assets. Income tax expense in the first three quarters of 2012 is the result of current income taxes payable in certain foreign taxing jurisdictions. In the first three quarters of 2011, income taxes were impacted by certain tax benefits recognized related to a previous uncertain tax position.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of the Company’s cash flows for the first three quarters of 2012 and 2011:

	40 Weeks Ended
in thousands	November 10, 2012	November 12, 2011
	(Unaudited)	(Unaudited)
Net cash provided by (used in):
Operating activities	$(13,045)	$(12,046)
Financing activities	7,332	17,551
Investing activities	1,088	(6,395)
Effect of exchange rate changes on cash	13	116

Net decrease in cash	$(4,612)	$(774)

Net Cash Used In Operating Activities

Net cash used in operating activities was $13.0 million and $12.0 million during the first three quarters of 2012 and 2011, respectively.  The change is primarily due to an increase in cash used as a result of the change in net operating loss and the timing of payments related to changes in the various balance sheet accounts totaling approximately $8.7 million and increases in payments related to studio closures of $2.1 million, debt renegotiation costs of $1.5 million, deposits of $1.3 million and interest expense of $3.3 million. These increases are offset in part by reductions in payments related to advertising of $8.2 million, taxes of $3.6 million, litigation of $1.1 million, pension obligations of $1.2 million and employee commissions and bonuses of $1.8 million.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $7.3 million and $17.6 million in the first three quarters of 2012 and 2011, respectively.  In the first three quarters of 2012, activity included net borrowings of $5.4 million on the Company's revolving credit facility and $2.8 million from a lease financing obligation related to the Company's property in St. Louis, Missouri, partially offset by payments of debt issuance costs of $0.9 million. In the first three quarters of 2011, net borrowings of $24.6 million were offset by payments for cash dividends of $5.3 million, common stock repurchases of $1.1 million and other items of $0.6 million.

Net Cash Provided By (Used In) Investing Activities

Net cash provided by investing activities was $1.1 million during the first three quarters of 2012 compared to net cash used of $6.4 million during the first three quarters of 2011.  In the first three quarters of 2012, activity included $3.8 million received on the sale of the properties in Matthews, North Carolina and Charlotte, North Carolina, partially offset by capital spend of $2.7 million. In the first three quarters of 2011, capital spend was $7.1 million, offset by $800,000 in proceeds received from the sale of certain assets held for sale and the liquidation of the Rabbi Trust of $760,000. The year-over-year decrease in capital spend is primarily due to fewer remodel expenditures in PMPS studios and lower purchases of certain hardware and software items.

Off-Balance Sheet Arrangements

Other than standby letters of credit primarily used to support the Company’s various large deductible insurance programs, the Company has no additional significant off-balance sheet arrangements.

Commitments and Contingencies

Standby Letters of Credit

As of November 10, 2012, the Company had standby letters of credit outstanding in the principal amount of $13.8 million primarily used in conjunction with the Company’s various large deductible insurance programs.

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

The reduction in available borrowing capacity resulting from the First Amendment, coupled with a significant reduction in earnings and operating cash flow, has resulted in significant liquidity challenges for the Company. The Company incurred a net loss of $60.1 million for the 40 weeks ended November 10, 2012, and used $13.0 million of cash for operations. As of November 10, 2012, the Company's current liabilities of $136.4 million (including $79.4 million due under its Credit Agreement) exceeded current assets of $20.8 million, and there was a total stockholders' deficit of $118.6 million.

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

The Second Amendment provided for revolving commitment limits of $90 million on June 6, 2012, $94 million on June 12, 2012, $95 million on July 22, 2012, $94 million on September 15, 2012, $90 million on November 10, 2012 and $85 million on December 11, 2012 and thereafter, subject to the Company's satisfaction of certain conditions and covenants. The Credit Agreement, as amended by the Second Amendment, matures on December 31, 2012 and bears interest at an annual base rate of 3.25% payable in cash on a monthly basis. Additionally, under the Second Amendment, all outstanding revolving loans (including both base-rate loans and LIBOR loans) and all outstanding accumulated and unpaid interest other than the 3.25% cash interest are now defined as Payment in Kind ("PIK") Obligations and accrue interest at a rate of fourteen percent (14%) per annum (“PIK interest”). This PIK interest accrues monthly and is due and payable in full, in cash upon termination of the Credit Agreement. Fifteen business days after the quarters ending July 21, 2012 and November 10, 2012, the amount by which adjusted EBITDA (as defined, net earnings from continuing operations before interest expense, income taxes, depreciation and amortization and other non-cash charges) exceeded ($4.8) million and $1.4 million, respectively, was to be paid in cash to reduce the PIK Obligation. At the end of each week, any cash amounts exceeding $5.0 million must be paid to reduce the revolving loans under the Credit Agreement within two (2) business days. In connection with the Second Amendment, the Company is required to pay to the lenders an amendment fee of $1.8 million, which is payable at maturity.

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

•
The Company engaged an Investment Bank to solicit offers to purchase the Company and/or the debt outstanding under the Credit Agreement. The Company began soliciting offers during the third quarter of fiscal year 2012 and expects a targeted close during the first quarter of 2013. Management has developed a plan for an orderly liquidation in the event the Company is unable to execute restructuring alternatives that are acceptable to the lenders.

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

•
The Company's properties in St. Louis, Missouri, Matthews, North Carolina, and Charlotte, North Carolina were sold during fiscal year 2012. Proceeds from these sales were applied to pay down the revolving loans with net proceeds obtained from the sale of the Charlotte, North Carolina facility permanently reducing the borrowing commitment levels. Also during fiscal year 2012, the Company transitioned all of the processing activities formerly in Charlotte, North Carolina to its processing facility in St. Louis, Missouri.

On August 28, 2012, the Company entered into the Third Amendment to the Credit Agreement (the "Third Amendment"), which eliminated the excess EBITDA required payment after the quarter ending July 21, 2012 and extended the permanent reduction of borrowing commitment levels related to the net proceeds obtained from the sale of the Charlotte, North Carolina facility until December 1, 2012.

On November 9, 2012, the Company entered into the Fourth Amendment to the Credit Agreement (the "Fourth Amendment"), which extended the revolving commitment of $94 million to November 12, 2012 and increased the revolving commitment limit from $90 million to $91.2 million from November 13, 2012 to and including November 20, 2012. Subsequently, the limit was reduced to $90 million as originally stipulated in the Second Amendment.

As of November 10, 2012, the Company had a net available borrowing capacity of $812,000.

As of November 10, 2012, the Company was not in compliance with certain provisions of its Credit Agreement, as amended, including the Minimum Period Cumulative EBITDAR covenant and certain studio closure and lease abandonment provisions. Since that time, the Company has also fallen out of compliance with several additional covenants including certain reporting covenants, Minimum Weekly Cash Balance requirements, and the following:

Description	Covenant Requirement	Company Actual
Revolving Commitment Limit on and after December 1, 2012	$88.5 million	$90.0 million
Revolving Commitment Limit on and after December 10, 2012	$83.5 million	$90.0 million
Minimum Period Cumulative EBITDAR for the period October 14, 2012 to November 10, 2012	$849,000	($2.0 million)
Minimum Weekly Cumulative Gross Sales Revenue for the period December 2, 2012 to December 8, 2012 (PMPS and SPS only)	$145,000	$144,000
Minimum Weekly Cumulative Gross Sales Revenue for the period December 9, 2012 to December 15, 2012 (PMPS and SPS only)	$154,000	$153,000
Minimum Weekly Cumulative Gross Sales Revenue for the period December 16, 2012 to December 22, 2012 (PMPS and SPS only)	$162,000	$161,000

The Company is currently negotiating a forbearance agreement under which it is expected that the lenders will forbear from exercising their rights and remedies under the Credit Agreement until mid-January, subject to the Company's compliance with certain conditions. There can be no assurances that the lenders will grant such waivers or amendments on commercially reasonable terms, if at all.

Because the Credit Agreement is currently due, borrowings of $79.4 million under the revolving credit facility have been recorded as current liabilities as of November 10, 2012. Borrowings of $74.0 million were recorded as current liabilities as of February 4, 2012 due to non-compliance with the financial covenants.

If sales trends do not improve, our available liquidity from cash flows from operations will be materially adversely affected. There can be no assurance that we will be able to improve cash flows from operations, or that we will be able to comply with the terms of the Credit Agreement, as amended. Currently, the Company does not have sufficient resources to repay amounts as they become due under the Credit Agreement. Therefore, there can be no guarantee that our existing sources of cash and our future cash flows from operations will be adequate to meet our liquidity requirements, including cash requirements that are due under the Credit Agreement and that are needed to fund our business operations. If we are unable to address our liquidity shortfall or comply with the terms of our Credit Agreement, as amended, then our business and operating results would be materially adversely affected, and the Company may then need to further curtail its business operations, reorganize its capital structure, or liquidate.

The Credit Agreement and amounts owed thereunder are currently due. The Company is currently negotiating a forbearance agreement under which it is expected that the lenders will forbear from exercising their rights and remedies under the Credit Agreement until mid-January, subject to the Company's compliance with certain conditions. If the Company is unable to secure additional amendments to the Credit Agreement, the Company may be forced into an orderly liquidation or bankruptcy. The outcome of restructuring and sale initiatives required by the Credit Agreement, as amended, is uncertain and involves matters that are outside of the Company's control.

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

Host Agreement Amendments

On May 31, 2012, the Company entered into the Eighth Amendment to the Master Lease Agreement, dated as of June 8, 2007, as amended, by and between the Company and Wal-Mart Stores East, LP, a Delaware limited partnership, Wal-Mart Stores, Inc., a Delaware Corporation, Wal-Mart Louisiana, LLC, a Delaware limited liability company, Wal-Mart Stores Texas, LLC, a Texas limited partnership, and Wal-Mart Stores Arkansas, LLC, an Arkansas Limited Liability Company (collectively "Walmart"). Among other items, this amendment provided that the Company delay lease payments due to Walmart on June 10, 2012 and July 10, 2012 until December 10, 2012. Interest on the delayed payments is charged at a rate of 9% annually. In December 2012, the Company paid the amounts due under the deferred payment arrangement. Subject to the Company's satisfaction of certain other conditions and covenants, lease payments due to Walmart on June 10, 2013 and July 10, 2013 until December 10, 2013.

On December 13, 2012, the Company entered into the Ninth Amendment to the Master Lease Agreement, dated as of June 8, 2007, as amended, by and between the Company and Walmart. Among other items, this amendment provided that the Company delay lease payments due to Walmart on December 10, 2012, January 10, 2013, February 10, 2013 and March 10, 2013 until April 10, 2013. Interest on the delayed payments is charged at a rate of 9% annually. The amendment also terminated the 2013 deferred payment arrangement stipulated in the Eighth Amendment.

Effective May 18, 2012, as executed on June 4, 2012, the Company entered into the 2nd Amendment to the License Agreement dated as of January 1, 2009, as amended, by and between Consumer Programs Incorporated, a subsidiary of Company, and Sears, Roebuck and Co., a New York corporation and CPI Corp.. Among other items, this amendment provided that the Company delay payment of certain fees related to the reduction of store hours for the first, second and third quarters of 2012 until December 5, 2012. Interest on the delayed payments is charged at a rate of 1% per month. In December 2012, the Company paid the amounts due under the deferred payment arrangement. In connection with this amendment, the Company also entered into a letter agreement with Sears on June 5, 2012 that transfered 200,000 shares of the common stock of the Company to Sears in a private placement.

Sale-leaseback Transaction

During the third quarter of 2012, the Company completed a sale-leaseback transaction of its properties in St. Louis, Missouri. The sale resulted in net proceeds to the Company of $2.8 million, which was used to pay down outstanding long-term debt in connection with certain mandatory prepayment requirements. The lease has an initial term of twenty (20) years with two additional five (5) year options. The Company accounted for this transaction in accordance with FASB ASC Topic 840, “Leases”. Because the lease contains forms of continuing involvement, the transaction does not qualify for sale-leaseback accounting treatment. Accordingly, the Company has accounted for the transaction using the financing method and recorded an obligation equal to the amount received on the sale of the properties. This obligation will be increased/decreased as lease payments are made by the Company. As of November 10, 2012, the outstanding lease financing obligation was $2.8 million and included in Other liabilities on the Interim Consolidated Balance Sheet.

ACCOUNTING PRONOUNCEMENTS AND POLICIES

New Accounting Standards

In December 2011, the FASB issued ASU No. 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income" ("ASU No. 2011-05")" ("ASU No. 2011-12"). ASU 2011-05 was issued by the FASB in June 2011 and requires entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The entity is also required to present reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-12 amended ASU 2011-05 as to how, when and where reclassification adjustments are presented. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The amendments in ASU 2011-12 and ASU 2011-05 were both effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted the applicable requirements of ASU No. 2011-12 and ASU 2011-05 on February 5, 2012. See the Interim Consolidated Statements of Comprehensive Loss presented in this report.

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

During the 40 week period ended November 10, 2012, the Company recorded impairment charges of $3.8 million in the Impairments line in the Interim Consolidated Statements of Operations. These impairment charges related to identified property and equipment assets whose carrying values exceeded their fair values. See Note 5 to the Notes to Interim Consolidated Financial Statements.

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

At the end of its 2012 first fiscal quarter, the Company considered possible impairment triggering events and concluded that no goodwill impairment was indicated at that date. At the end of the Company's 2012 second fiscal quarter, the Company completed its annual impairment test and concluded that the carrying amount of goodwill in its PMPS reporting unit exceeded its fair value. Key items of consideration in the annual impairment test included the Company's estimates of future cash flows and the Second Amendment to the Credit Agreement (see Note 8 to the Notes to Interim Consolidated Financial Statements), which requires the Company to be marketed for sale. The Company then performed the second step of the goodwill impairment test and determined that the remaining goodwill recorded was fully impaired and recorded a charge of $9.7 million, which was recorded in the Impairments line in the Interim Consolidated Statements of Operations for the 40 weeks ended November 10, 2012.

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

As of July 21, 2012, the Company determined that possible impairment triggering events under ASC Topic 360 had occurred, particularly in light of the Second Amendment to the Credit Agreement (see Note 8), which requires the Company to be marketed for sale. By themselves, the cash flows generated through the expected date of sale do not recover the assets; however, the Company also included the estimated future cash flows resulting from the sale of its business. Upon analysis, the Company determined that the carrying amounts of the PMPS host agreement and Kiddie Kandids customer list exceeded their fair value, and accordingly recognized impairment charges of $8.8 million and $47,000, respectively, in the second fiscal quarter of 2012. In addition, the Company determined that the carrying amount of the Bella Pictures® tradename was fully impaired and recorded a charge of $259,000 in the second fiscal quarter of 2012. The impairment charges are recorded in the Impairments line in the Interim Consolidated Statements of Operations for for the 40 weeks ended November 10, 2012.

As of November 10, 2012, the Company again determined that possible impairment triggering events under ASC Topic 360 had occurred. Information gathered during the sale process caused the Company to reevaluate the estimated future cash flows resulting from the sale of its business. As a result, the Company determined that the carrying amount of the PMPS host agreement exceeded its fair value, and accordingly recognized an impairment charge of $3.1 million in the third fiscal quarter of 2012. In addition, the Company determined that the carrying amounts of the PMPS and Kiddie Kandids customer lists were fully impaired and recorded charges totaling $85,000 in the third fiscal quarter of 2012. The impairment charges are recorded in the Impairments line in the Interim Consolidated Statements of Operations for for the 16 and 40 weeks ended November 10, 2012.

The Company's estimates of future sale value contained several subjective assumptions. Should the estimated sale values used to determine future cash flows change by 5%, the value of the PMPS host agreement would be impacted by $1.0 million.

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

Such risks include, but are not limited to: the Company's ability to operate as a going concern, the Company's ability to sell or refinance its indebtedness prior to the expiration of its Credit Agreement, the Company's need for additional liquidity, declining sales trends in the Company's business, the Company's dependence on Walmart, Sears and Toys “R” Us, the approval of the Company’s business practices and operations by Walmart, Sears and Toys “R” Us, the termination, breach, limitation or increase of the Company's expenses by Walmart under the lease and license agreements and Sears and Toys “R” Us under the license agreements, the Company's ability to comply with its debt covenants under its Credit Agreement, as amended, restrictions on the Company’s business imposed by agreements governing its debt, the Company's ability to generate sufficient cash flow or raise additional capital to cover its operating expenses, the inability of the Company to pay dividends, customer demand for the Company's products and services, the economic recession and resulting decrease in consumer spending, manufacturing interruptions, dependence on certain suppliers, competition, dependence on key personnel, fluctuations in operating results, a significant increase in piracy of the Company's photographs, widespread equipment failure, implementation of marketing and operating strategies, outcome of litigation and other claims, impact of declines in global equity markets to the pension plan, impact of foreign currency translation and the limited trading market of its stock and other risks as may be described in the Company’s filings with the Securities and Exchange Commission, including its Form 10-K for the fiscal year ended February 4, 2012, as originally filed on May 7, 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in foreign exchange rates.

The Company’s net assets, net earnings and cash flows from its Canadian and Mexican operations are based on the U.S. dollar equivalent of such amounts measured in the respective country’s functional currency.  Assets and liabilities are translated to U.S. dollars using the applicable exchange rates as of the end of a reporting period.  Revenues, expenses and cash flows are translated using the average exchange rate during each period.  The Company’s Canadian operations constitute 19.4% of the Company’s total assets and 19.1% of the Company’s total sales as of and for the 40 weeks ended November 10, 2012.  A hypothetical 10% unfavorable change in the Canadian-to-U.S. dollar exchange rate would cause an approximate $1.1 million decrease to the Company’s net asset balance and could materially adversely affect its revenues, expenses and cash flows.  The Company’s exposure to changes in foreign exchange rates relative to the Mexican operations is minimal, as Mexican operations constitute only 4.4% of the Company’s total assets and 2.9% of the Company’s total sales as of and for the 40 weeks ended November 10, 2012.

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

Under the supervision of and with the participation of management, including the Interim Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of November 10, 2012.  Based on this evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that there is a material weakness in the internal control over financial reporting related to leases. Specifically, the design of our internal control was inadequate to ensure that costs related to abandoned and terminated leases were appropriately recorded as of November 10, 2012. Notwithstanding the material weakness, the Company's management, including its Interim Chief Executive Officer and Chief Financial Officer, has concluded that the interim consolidated financial statements included in the Form 10-Q for the quarter ended November 10, 2012 present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

b)    Remediation of a Material Weakness in Internal Control over Financial Reporting

During the third quarter of fiscal 2012, the Company identified an error in its accounting records that resulted from the closure of thirteen (13) studio locations; the result of which was an understatement of Other charges of approximately $756,000.

In remediating the material weakness that resulted in the error described above, we have added additional review procedures to include a quarterly legal review process to determine if the Company has closed any locations subject to an operating lease or defaulted on any lease contracts during the financial reporting period. If there were such activities, there will be a review of appropriate accounting treatment and such treatment will be applied. As of the date hereof, management has implemented its remediation plan and believes that as a result of implementation of these additional review procedures over the accounting treatment for premises subject to operating leases, the material weakness in internal control over financial reporting will be remediated. However, the above material weakness will not be considered remediated until the additional review procedures over the accounting treatment for premises subject to operating leases have been operating effectively for an adequate period of time. Management will consider the status of this remedial effort when assessing the effectiveness of the Company's internal controls over financial reporting and other disclosure controls and procedures as of its fiscal year end, February 2, 2013. For this reason, management concluded that the material weakness in internal control over financial reporting has not been remediated and that as of November 10, 2012 and December 31, 2012, our internal control over financial reporting was not effective.

Management is committed to a strong internal control environment and will continue to review the effectiveness of CPI's internal controls over financial reporting and other disclosure controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures.

c)    Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended November 10, 2012, which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 of the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company, several of its current or former officers and employees and The Charles Schwab Trust Company have been named as defendants in a lawsuit entitled Theodore J. Hellmann v. CPI Corporation, et. al., filed November 21, 2012, in the United States District Court for the Eastern District of Missouri, Case No.: 4:12-cv-02177. The Plaintiff alleges that Defendants are fiduciaries of the CPI Corp. Employees Profit Sharing Plan and Trust (the “Plan”) under the Employee Retirement Income Security Act (“ERISA”) and that Defendants breached their ERISA fiduciary duties to the Plan's participants whose individual accounts included investments in the Company's common stock during an alleged Class Period of August 31, 2010 to the present, when Plaintiffs allege that the common stock was an imprudent investment. Plaintiff also alleges that all defendants are liable as co-fiduciaries for one another's alleged breaches. Plaintiff purports to assert these claims on behalf of the Plan as well as a proposed class of other Plan participants and requests, among other things, restoration of losses to the Plan, damages, a constructive trust and an allocation of losses allegedly attributable to the decline in the Company's stock price to the accounts of Plan participants. Responsive pleadings are not yet due in this case. Nevertheless, the Company believes the claims are without merit and it will vigorously defend the case on behalf of itself and its officers and employees. It is not possible at this time to determine the ultimate outcome of this action or to estimate the potential impact on the Company's results of operations, liquidity or financial position.

The Company was a defendant in a lawsuit entitled IBEW Local 98 Pension Fund v. CPI Corp., et al., filed January 13, 2012 in the United States District Court for the Eastern District of Missouri, Civil Action No. 4:12-CV-75 AGF. IBEW Local 98 Pension Fund (IBEW) commenced a putative securities class action against CPI Corp. (CPI), Renato Cataldo, Dale E. Heins and David M. Meyer on January 13, 2012. The Complaint was brought on behalf of all persons who purchased or otherwise acquired CPI common stock between April 20, 2010 and December 21, 2011, inclusive (the “Class Period”). IBEW alleged on behalf of the purported class that, as a result of the defendants' allegedly false statements and omissions, CPI common stock traded at artificially inflated prices during the Class Period. By court stipulation dated February 9, 2012, the parties agreed that not later than 60 days after entry of an Order appointing Lead Plaintiff and Lead Counsel, the Lead Plaintiff shall file a consolidated amended class action complaint, which shall be deemed the operative complaint and the Defendants shall answer or otherwise respond to the Consolidated Complaint within 60 days after service of the Consolidated Complaint. On March 13, 2012, plaintiffs IBEW and George David filed a motion for appointment as Lead Plaintiffs and for approval of Lead Plaintiffs' Counsel. That motion was granted on August 3, 2012. The parties filed a Stipulation of Voluntary Dismissal on November 6, 2012. The dismissal is with prejudice as to the named plaintiffs, IBEW and George David. The Court entered a Memorandum and Order of Dismissal on November 9, 2012.

The Company was a defendant in a lawsuit entitled Heim v. Meyer, et al., filed on February 24, 2012 in the 22nd Judicial Circuit Court of St. Louis, Missouri, Civil Action No. 1222CC00943. Wayne Heim, derivatively on behalf of the Company, commenced a shareholder derivative action against David M. Meyer, Renato Cataldo, Dale E. Heins, James J. Abel, Michael S. Koeneke, John Turner White, IV, Michael Glazer, Eric Salus and the Company, as a nominal defendant, on February 24, 2012. The complaint alleged breach of fiduciary duty, waste of corporate assets and unjust enrichment by the Individual Defendants, each of whom is or was a director or officer, or both, of the Company during the events alleged. Plaintiffs alleged that the defendants instituted inadequate corporate controls and, as a result, certain defendants made essentially the same allegedly false and misleading statements about CPI's financial performance between April 20, 2010 and December 21, 2011 as alleged in the IBEW securities action described above. Plaintiff further alleged that the defendants permitted a waste of corporate assets by among other things paying excessive compensation to certain of its executive officers and directors, increasing dividend payments and continuing share buybacks. Plaintiffs sought an unspecified amount of damages and specified reforms to the Company's corporate governance. The parties filed a stipulation on April 12, 2012 to stay the matter until 30 days after a ruling on Defendants' motion to dismiss the IBEW Securities action. On November 19, 2012, the parties filed a Stipulation of Dismissal. The Dismissal is with prejudice as to Plaintiff Wayne Heim. The Court entered the Order of Dismissal on December 3, 2012.

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

If sales trends do not improve, our available liquidity from cash flows from operations will be materially adversely affected. There can be no assurance that we will be able to improve cash flows from operations, or that we will be able to comply with the terms of the Credit Agreement, as amended. Currently, the Company does not have sufficient resources to repay amounts as they become due under the Credit Agreement. Therefore, there can be no guarantee that our existing sources of cash and our future cash flows from operations will be adequate to meet our liquidity requirements, including cash requirements that are due under the Credit Agreement and that are needed to fund our business operations. If we are unable to address our liquidity shortfall or comply with the terms of our Credit Agreement, as amended, then our business and operating results would be materially adversely affected, and the Company may then need to further curtail its business operations, reorganize its capital structure, or liquidate.

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

The Company incurred a net loss of $60.1 million for the 40 weeks ended November 10, 2012, and used $13.0 million of cash for operations. As of November 10, 2012, the Company's current liabilities of $136.4 million (including $79.4 million due under its Credit Agreement) exceeded current assets of $20.8 million, and there was a total stockholders' deficit of $118.6 million. On December 21, 2011, in connection with obtaining a waiver of noncompliance with its leverage coverage ratio, the amount of availability under the Company's Credit Agreement was reduced from $105 million to $90 million.

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

The Second Amendment provided for revolving commitment limits of $90 million on June 6, 2012, $94 million on June 12, 2012, $95 million on July 22, 2012, $94 million on September 15, 2012, $90 million on November 10, 2012 and $85 million on December 11, 2012 and thereafter, subject to the Company's satisfaction of certain conditions and covenants. The Credit Agreement, as amended by the Second Amendment, matures on December 31, 2012 and bears interest at an annual base rate of 3.25% payable in cash on a monthly basis. Additionally, under the Second Amendment, all outstanding revolving loans (including both base-rate loans and LIBOR loans) and all outstanding accumulated and unpaid interest other than the 3.25% cash interest are now defined as Payment in Kind ("PIK") Obligations and accrue interest at a rate of fourteen percent (14%) per annum (“PIK interest”). This PIK interest accrues monthly and is due and payable in full, in cash upon termination of the Credit Agreement. Fifteen business days after the quarters ending July 21, 2012 and November 10, 2012, the amount by which adjusted EBITDA (as defined, net earnings from continuing operations before interest expense, income taxes, depreciation and amortization and other non-cash charges) exceeded ($4.8) million and $1.4 million, respectively, was to be paid in cash to reduce the PIK Obligation. At the end of each week, any cash amounts exceeding $5.0 million must be paid to reduce the revolving loans under the Credit Agreement within two (2) business days. In connection with the Second Amendment, the Company is required to pay to the lenders an amendment fee of $1.8 million, which is payable at maturity.

On August 28, 2012, the Company entered into the Third Amendment to the Credit Agreement (the "Third Amendment"), which eliminated the excess EBITDA required payment after the quarter ending July 21, 2012 and extended the permanent reduction of borrowing commitment levels related to the net proceeds obtained from the sale of the Charlotte, North Carolina facility until December 1, 2012.

On November 9, 2012, the Company entered into the Fourth Amendment to the Credit Agreement (the "Fourth Amendment"), which extended the revolving commitment of $94 million to November 12, 2012 and increased the revolving commitment limit from $90 million to $91.2 million from November 13, 2012 to and including November 20, 2012. Subsequently, the limit was reduced to $90 million as originally stipulated in the Second Amendment.

As of November 10, 2012, the Company was not in compliance with certain provisions of its Credit Agreement, as amended, including the Minimum Period Cumulative EBITDAR covenant and certain studio closure and lease abandonment provisions. Since that time, the Company has also fallen out of compliance with several additional covenants and such noncompliance exists as of December 31, 2012. The Company is currently negotiating a forbearance agreement under which it is expected that the lenders will forbear from exercising their rights and remedies under the Credit Agreement until mid-January, subject to the Company's compliance with certain conditions. There can be no assurances that the lenders will grant such waivers or amendments on commercially reasonable terms, if at all.

If sales trends do not improve, our available liquidity from cash flows from operations will be materially adversely affected. There can be no assurance that we will be able to improve cash flows from operations, or that we will be able to comply with the terms of the Credit Agreement, as amended. Currently, the Company does not have sufficient resources to repay amounts as they become due under the Credit Agreement. If we are unable to address our liquidity shortfall or secure a short-term covenant compliance waiver, then our business and operating results would be materially adversely affected, and the Company may be forced into an orderly liquidation or bankruptcy. If we are unable to obtain other adequate financing, our existing assets are not sufficient to repay our debts in full.

The Credit Agreement and amounts owed thereunder are currently due. The Company is currently negotiating a forbearance agreement under which it is expected that the lenders will forbear from exercising their rights and remedies under the Credit Agreement until mid-January, subject to the Company's compliance with certain conditions. If the Company is unable to secure additional amendments to the Credit Agreement, the Company may be forced into an orderly liquidation or bankruptcy. The outcome of restructuring and sale initiatives required by the Credit Agreement, as amended, is uncertain and involves matters that are outside of the Company's control.

We are required under our Credit Agreement to actively market the business for sale and follow an orderly liquidation plan if a sale does not transpire. The Credit Agreement is currently due.

The Credit Agreement and amounts owed thereunder are currently due and the Company does not have sufficient resources to repay these amounts. If the Company is unable to secure a short-term covenant compliance waiver to cure existing defaults, and negotiate further amendments to the Credit Agreement to allow sufficient time to sell the Company, the Company may be forced into an orderly liquidation or bankruptcy. The outcome of restructuring and sale initiatives required by the Credit Agreement, as amended, is uncertain and involves matters that are outside of the Company's control.

If we are required to close additional studios, our financial position may be materially adversely affected.

In the first 40 weeks of fiscal year 2012, the Company closed 361, 17, 138, 19 and 3 underperforming PMPS, SPS, KKPS, Portrait Gallery and Shooting Stars studios, respectively. The determination to close the PMPS, SPS, Portrait Gallery and Shooting Stars studio locations and 35 of the KKPS studio locations was the result of an in-depth analysis by the Company of its portfolio in an effort to focus resources in a manner that will improve short-term cash flows. The decision to close the additional 103 KKPS studio locations was the result of certain minimum sales requirements not being met as stipulated by the host agreement with Toys "R" Us. If the Company's operating results from its KKPS stores do not improve, the Company may be required to close additional KKPS studios pursuant to its agreement with Toys "R" Us.

If our studio sales trends do not improve or if our hosts close a significant number of stores that contain our portrait studios, we may be required to close additional studio locations in our host retail stores, which could materially adversely affect our business, operating results and cash flows.

Items 2, 3, 4 and 5 are inapplicable and have been omitted.

Item 6. Exhibits

Exhibits:    An Exhibit index has been filed as part of this Report on Page E-1 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI CORP.
(Registrant)

By:         /s/ Dale Heins
_____________________________________
Dale Heins
Executive Vice President, Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:         /s/ Rose O'Brien
____________________________________
Rose O'Brien
Vice President, Corporate Controller
(Principal Accounting Officer)

Date: December 31, 2012

CPI CORP.
E-1
EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
10.50
Purchase and Sale Agreement entered into on September 20th, 2012, by and between CPI Corp. and Worldwide Ventures, Incorporated, incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 10.1, filed September 25, 2012.

10.51
Fourth Amendment to Credit Agreement dated November 9th, 2012, by and between CPI Corp. and Bank of America, N.A., as Administrative Agent for the various financial institution parties identified as Lenders in the Credit Agreement, incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 10.1, filed November 21, 2012.

10.52
Amendment No. 9 dated December 13, 2012, to the Master Lease Agreement, dated as of June 8, 2007, as amended, by and between the Company and Wal-Mart Stores East, LP, a Delaware limited partnership, Wal-Mart Stores, Inc., a Delaware Corporation, Wal-Mart Louisiana, LLC, a Delaware limited liability company, and Wal-Mart Stores Texas, LLC, a Texas limited partnership, and Wal-Mart Stores Arkansas, LLC, an Arkansas Limited Liability Company, incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 10.1, filed December 19, 2012.

10.53
Asset Purchase Agreement, dated December 17, 2012, by and between Bella Pictures Holdings, LLC, a Delaware limited liability company, and The Pros Entertainment Services, Inc., a Pennsylvania corporation, incorporated by reference to CPI Corp.'s Form 8-K, Exhibit 10.1, filed December 26, 2012.

11.1	Computation of Per Common Share Loss - Diluted - for the 16 and 40 weeks ended November 10, 2012, and November 12, 2011.

11.2	Computation of Per Common Share Loss - Basic - for the 16 and 40 weeks ended November 10, 2012, and November 12, 2011.

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by the Chief Executive Officer.

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by the Chief Financial Officer.

32.0	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and the Chief Financial Officer.

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Schema Document

101.CAL^	XBRL Taxonomy Calculation Linkbase Document

101.DEF^	XBRL Taxonomy Definition Linkbase Document

101.LAB^	XBRL Taxonomy Label Linkbase Document

101.PRE^	XBRL Taxonomy Presentation Linkbase Document

^	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed "furnished" and "not filed".